Form 10-K
period 2000-12-31
NARA BANCORP INC
filed 2001-04-02
CIK 1128361

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on April 2, 2001.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

NARA BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3701 Wilshire Boulevard
Suite 220
Los Angeles, California 90010
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (213) 639-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
                                                                                            (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 22, 2001, as reported on the Nasdaq National Market, was approximately $56,881,929. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    Number of shares outstanding of the Registrant's Common Stock, as of March 22, 2001: 5,470,779

    Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001 are incorporated by reference into Part III of this Form 10-K

PART I

Recent Development

    On March 28, 2001, Bancorp, through a newly formed wholly-owned subsidiary, Nara Bancorp Capital Trust I ("Nara Capital"), a Delaware statutory business trust, completed a private offering of $10 million of trust preferred securities, issued as part of a pooled offering with several other financial institutions.

    The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Bancorp. Bancorp intends to invest a portion of the net proceeds in Nara Bank to increase the Bank's capital levels and intends to use the remaining net proceeds for general corporate purposes. Under applicable regulatory guidelines, Bancorp expects that the trust preferred securities will qualify as Tier I Capital.

Forward-Looking Information

    Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word "will," "believes," "expects," "anticipates," "intends," "plans," "estimates" or similar expressions. The Company's actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see Item 1. "Business—Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

Item 1 BUSINESS

    Nara Bancorp, Inc. ("Bancorp" or the "Parent") is a bank holding company offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (the "Bank"). During the first quarter of 2001, Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the reorganization of the Bank into a holding company formation. See "Nara Bank, N.A." below. Unless the context otherwise indicates, the "Company" refers to Bancorp and its wholly owned subsidiary, the Bank.

    As of December 31, 2000, no shares of Bancorp's common stock were outstanding. As described in this report, Bancorp succeeded to the business and operations of the Bank upon consummation of reorganization of the Bank into the holding company structure, effective as of February 2, 2001. A registration statement on Form S-4 with respect to Bancorp's common stock was declared effective on December 6, 2000. Upon consummation of the reorganization, Bancorp had 5,467,942 shares of common stock outstanding, all of which were authorized for quotation on the Nasdaq National Market. Prior to the completion of the reorganization, Bancorp had no material operations or assets. The Company's principal business is to serve as a holding company for the Bank and other bank or bank related subsidiaries, which the Company may establish or acquire.

Nara Bank, N.A.

    The Bank conducts its operations through 12 branch offices and 3 loan production offices. The Bank's headquarters office is located at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010. Its telephone number is (213) 639-1700. On February 25, 2000, the Bank acquired Korea First Bank of New York for a purchase price of approximately $8.7 million and thereby took over its three New York City branches. In August of 2000, the Bank opened its twelfth office in Oakland, California and in September of 2000, the Bank established a loan production office in the State of New Jersey named "Nara Loan Center Corporation," which is a wholly owned subsidiary of the Bank. The FDIC insures the Bank's deposits up to the maximum legal limits and the Bank is a member of the Federal Reserve System.

    In September 2000, the Bank filed an application with the Office of the Comptroller of the Currency ("Comptroller") to reorganize into a holding company formation with Bancorp as the Bank's parent holding company. In January 2001, the Bank and Bancorp received all of the necessary regulatory approvals, and, on February 2, 2001, completed the reorganization of the Bank into the holding company formation. The Bank adopted a holding company structure primarily to take advantage of the greater market opportunities that would be available to a holding company.

    The Bank offers a full range of commercial banking and consumer financial services for its customers: individuals and small- to medium-sized businesses in its market areas. The Bank accepts deposits and originates a variety of loans including commercial loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. The Bank also offers equipment lease financing and factoring services. To better meet its customers' needs, the Bank's mini-market branches generally offer extended hours from 10 a.m. to 8 p.m. Each of the Bank's branches, except for the Wilshire and Downtown Offices, operates 24-hour automated teller machines. The Bank provides courier services to qualifying clients and has personal banking officers for the Bank's key customers to better support their banking needs. The Bank honors merchant drafts for both VISA and MasterCard and provides debit cards services to its customers. In addition, the Bank offers travelers' checks, safe deposit boxes, notary public and other customary bank services. The Bank also offers 24-hour banking by telephone and recently upgraded its website at www.narabank.com. Its newly created website features both English and Korean applications and Internet banking services.

    A significant amount of the Bank's operating income and net income depends on the difference between the interest revenue received from interest-earning assets and the interest expense paid on interest-bearing liabilities. However, interest rates are highly sensitive to many factors that are beyond the Bank's control, such as general economic conditions and the policies of various governmental and regulatory authorities, in particular those of the Federal Reserve Board. Although the business of the Bank may vary with local and national economic conditions, such variations do not appear to be seasonal in nature.

Loan Portfolio

    The Bank's net loans totaled approximately $355 million as of December 31, 2000, accounting for 66.7% of the Bank's total interest-earning assets of $532 million. Total loans consist of: commercial loans, including lease financing, of approximately $139.5 million; real estate and construction loans of approximately $177.8 million; consumer loans of approximately $45.5 million; less deferred loan fees of $177,000 and allowance for loan losses of $7.9 million at December 31, 2000. These loans are carried at face amount, less payments collected, net of deferred loan originating fee, and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Loans are placed on a non-accrual basis when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in process of collection. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed.

    The rates of interest charged on variable rate loans are set at specified increments in relation to the Bank's prime lending rate and, accordingly, vary as the Bank's prime lending rate varies. A majority of the Bank's loans (approximately 78.2% of the Bank's loans at December 31, 2000) are variable rate loans. While most of these loans are secured loans, the Bank is permitted with certain exceptions, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of the Bank's total capital and the allowance for loan losses, as defined for regulatory purposes. As of December 31, 2000, these lending limits for the Bank were approximately $8.0 million for unsecured loans. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, the Bank is permitted to make loans secured by such collaterals in an additional amount up to 10% of the Bank's total capital and the allowance for loan losses.

    The following table shows the composition of the Bank's loan portfolio by type of loan on the dates indicated (dollars in thousands):

	December 31,
	2000		1999*		1998*		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loan Portfolio Composition:
Commercial Loans	$139,544	38.5%	$100,411	39.8%	$84,166	50.2%	$68,199	62.0%	$46,631	58.0%
Real Estate and Construction Loans	177,849	49.0%	103,311	45.4%	52,823	31.5%	21,136	19.2%	15,899	19.8%
Consumer Loans	45,488	12.5%	35,295	14.8%	30,651	18.3%	20,635	18.8%	17,888	22.2%

Total Loans Outstanding	362,881	100.0%	239,017	100.0%	167,640	100.0%	109,970	100.0%	80,418	100.0%

Deferred Loans (Fees), Net of Costs	(177)		(86)		32		45		18
Less: Allowance of Loan Losses	(7,881)		(3,644)		(2,961)		(2,138)		(1,802)

Net Loan Receivable	$354,823		$235,287		$164,711		$107,877		$78,634

*
Includes loans held for sale in commercial loans; $168,250 in 1999 and $415,138 in 1998

  Commercial Loans

    Commercial loans are made primarily for the purposes of providing working capital or financing the purchase of inventory and equipment and for other business purposes. Short term business loans (due within one year), referred to as Business Lines of Credit, generally are used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (1 to 25 years) normally provide for monthly payments of both principal and interest. The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate.

  Trade Finance

    The Bank has established the Trade Finance Department to serve international trade customers. This department issues and advises letters of credit for export and import businesses. It also purchases bills from export businesses at discounts and makes loans to international traders. These loans are usually collateralized with inventories and accounts receivables. As of December 31, 2000, outstanding letters of credit, including domestic letters of credit totaled $26 million.

  Real Estate Loans

    The Bank's real estate loans consist primarily of loans secured by deeds of trust on commercial properties and are normally written for a short duration. It is the Bank's policy to restrict real estate loans to 70% of the Bank's appraised value of the property. The Bank offers both fixed and floating rate loans. While maturities on such loans are generally restricted to seven years (on an amortization ranging from 10 to 15 years with a balloon payment due at maturity), the Bank has occasionally made longer term (up to 25 years) fully amortizing loans.

  Small Business Administration Loans

    The Bank's Small Business Administration (SBA) loans typically are made for the purpose of providing working capital, financing the purchase of equipment or inventory, financing the purchase of a business, debt refinancing, or financing the purchase or construction of owner occupied commercial property. The SBA loans typically are term loans with maturities ranging from 7 to 25 years. These loans normally provide for floating interest rates, with monthly payments of both principal and interest.

    The Bank's SBA lending represents an important portion of its loan portfolio because of its ability to sell the guaranteed portion in the secondary market at a premium, while earning servicing fees on the sold portion over the remaining life of the loan. Thus, in addition to the yield earned on the portion of the SBA loans retained by the Bank, the Bank recognizes gains on the sale and revenue for the loan services provided for the loans sold into the secondary market.

    The Bank established a separate SBA loan department to expedite its services related to SBA loans. The SBA loan department is staffed by loan officers who provide assistance to qualified individuals and existing businesses. The Bank attained SBA Preferred Lenders status in the Los Angeles and Santa Ana districts on January 16, 1997. SBA Preferred Lender status is the highest designation awarded by the SBA and generally facilitates the marketing and approval process for new SBA loans. On February 24, 1999, the Bank attained Preferred Lender status in the New York, Chicago, San Francisco, Seattle, and Spokane districts.

  Consumer Loans

    Most of the Bank's consumer loans consist of automobile loans. Nara Bank began originating automobile loans in early 1995. Referrals from automobile dealers comprise the majority of originations of such loans. The Bank also offers fixed-rate loans to buyers of new and previously owned automobiles, who are not qualified for automobile dealers' most preferential loan rates. During 2000, these loans increased to $33.9 million from $25.9 million at December 31, 1999 and $24.7 million at December 31, 1998.

  Lines of Credit

    The Bank extends lines of credit to business customers usually on an annual review basis. The Bank's undisbursed commercial loan commitments at December 31, 2000, 1999 and 1998 were

$87.9 million, $56.3 million and $47.7 million, respectively. The following table shows the Bank's loan commitments and letters of credit outstanding at the dates indicated (in thousands):

	December 31,
	2000	1999	1998	1997	1996
Loan commitments	$87,895	$56,278	$47,707	$31,152	$14,428
Standby letters of credit	4,574	2,851	2,948	2,787	3.340
Commercial letters of credit	21,427	17,554	10,689	8,921	4,107

Concentrations

    Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in the Bank's loan portfolio which exceeded 10% of the Bank's total loans as of the dates indicated (in thousands):

	At December 31,
	2000		1999		1998		1997		1996
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Manufacturing	$36,142	10.7%	$30,072	12.8%	$31,383	19.1%	$25,608	23.7%	$14,165	17.8%
Wholesale Trade	89,609	26.6%	71,283	30.3%	46,517	28.2%	34,648	32.1%	27,493	34.5%
Retail Trade	61,282	18.2%	35,878	15.2%	30,345	18.4%	19,276	17.7%	12,545	15.7%
Services	63,792	18.9%	25,702	10.9%	23,745	14.4%	13,208	12.2%	10,711	13.4%
Finance, Insurance, Property Management	75,567	20.8%	48,453	20.4%	—	—	—	—	—	—

Total	$326,392		$211,388		$131,990		$92,740		$64,914

Other Real Estate Owned

    Assets classified as other real estate owned ("OREO") include foreclosed real estate owned by the Bank. The Bank owned other real estate, taken through foreclosure, in the aggregate amount of approximately $300,000 and $57,000 at December 31, 2000, and 1999, respectively. The Bank reserved $37,000 and $13,000 at December 31, 2000 and 1999, respectively, as a valuation allowance, while there was no valuation allowance at December 31, 1998. The Bank incurred expenses of $90,748, $16,628 and $10,612 and earned income of $0, $906 and $5,400 from these properties in 2000, 1999 and 1998, respectively. The following table summarizes the Bank's OREO at the dates indicated (dollars in thousands):

	December 31,
	2000	1999	1998	1997	1996
Other real estate owned	$300	$57	$10	$10	0
Valuation allowance	(37)	(13)	0	(10)	(0)

Net OREO	$263	$44	$10	0	0

    Nonaccrual loans increased $0.5 million or 33.3% to $2.0 million at year-end 2000 from $1.5 million at year-end 1999. This increase was primarily due to one exposure of $1.2 million, which was subsequently charged-off in February of 2001.

    The allowance for loan losses increased $4.3 million or 119.4% to $7.9 million at year ended 2000, from $3.6 million at year ended 1999. The allowance increased $683,000 or 23.1% in 1999 from $3.0 million in 1998. Approximately $7.9 million of loan loss reserve came from Korea First Bank of New York. During the year 2000, the Bank charged off approximately $6.6 million and recovered $4.0 million. Specific reserves for impaired loans in accordance with SFAS No. 114, were $1.9 million at year-end 2000, compared to $1.0 million at year-end 1999 and $1.4 million at year-end 1998. The Bank's management and Board of Directors review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of the Bank's loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2000, to absorb estimated losses associated with the loan portfolio. However, no assurances can be given as to whether the Bank will experience further losses in excess of the allowance, which may require additional provisions for loan loss reserves. If there are further losses, they may have a negative impact on the Bank's earnings.

Investment Security Portfolio

    The main objectives of the Bank's investment strategy are to support a sufficient level of liquidity while providing means to plan and maintain the Bank's interest rate position, and to generate an adequate level of interest income without taking undue risks. The Bank's present policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. The Bank may invest in any bond rated "BBB" or higher. The Bank's policy states that the Bank's Investment Officer (or Chief Financial Officer in the absence of Investment Officer) may make most investments pursuant to the Investment Policy only with approval from the President of the Bank.

    The Bank classifies its securities as held-to-maturity or available-for-sale. The securities that the Bank has the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale. The Bank owned no trading securities at December 31, 2000 or 199. As of December 31, 2000, held-to-maturity securities totaled $15.7 million, compared to $17.3 million at December 31,1999, and the available-for-sale securities totaled $54.9 million at December 31, 2000, compared to $16.0 million at December 31, 1999. The securities held by the Bank are government sponsored agency bonds and corporate bonds. The Bank held securities with amortized cost of about $4.2 million and $3.5 million, which it pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2000 and 1999, respectively. This investment portfolio composition reflects the Bank's investment strategy.

    The following table summarizes the maturity of securities and their pertinent weighted average yield ratios at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2000			1999			1998
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Held to Maturity
U.S. Government:	$13,068	$12,587	6.81%	$14,658	$13,820	6.75%	$8,311	$8,312	6.79%
Due within one year	—	—	—	—	—	—	500	505	5.74%
One to five years	7,492	7,466	6.13%	8,000	7,804	6.14%	3,003	2,987	5.43%
Five to ten years	—	—	—	1,000	977	6.75%	—	—	—
After ten years	5,576	5,120	7.72%	5,658	5,039	7.71%	4,808	4,820.52%
U.S. Corporate Notes:	2,676	2,409	7.19%	2,627	2,321	7.18%	2,578	2,559	7.17%
Due within one year	—	—	—	—	—	—	—
One to five years	—	—	—	—	—	—	—
Five to ten years	2,003	1,968	7.09%	2,003	1,893	7.09%	2,003	2,126	7.09%
After ten years	673	442	7.48%	624	428	7.45%	575	433	7.48%
Korean Corporate Notes:	—	—	—	—	—	—	6,303	5,871	7.27%
Allowance for investment valuation	—	—	—	—	—	—	(213)	—	—
Available for Sale
U.S. Government:	28,328	28,291	6.76%	11,051	10,902	6.88%	—	—	—
Due within one year	7,000	7,009	6.66%	—	—	—	—	—	—
One to five years	7,052	7,070	7.12%	5,555	5,531	6.55%	—	—	—
Five to ten years	5,184	5,207	6.96%	4,996	4,888	7.14%	—	—	—
After ten years	9,092	9,005	6.46%	500	483	8.00%	—	—	—
U.S. Corporate Notes:	24,296	24,866	6.76%	3,486	3,416	7.14%	—	—	—
Due within one year	—	—	—	—	—	—	—	—	—
One to five years	10,622	10,893	6.88%	1,514	1,501	7.25%	—	—	—
Five to ten years	10,216	10,458	7.18%	1,972	1,915	7.05%	—	—	—
After ten years	3,458	3,515	8.70%	—	—	—	—	—	—
Korean Corporate Notes:	1,726	1,757	7.18%	1,701	1,729	8.68%	—	—	—
Total Investment Portfolio	$70,094	$69,911	6.97%	$33,523	$32,188	6.97%	$16,979	$16,742	7.02%

Deposits

    The Bank's primary source of funds are FDIC-insured deposits. The Bank tries to match its interest-bearing liabilities with its interest-earning assets. The Bank's deposits consist of demand deposits, savings deposits, money market, super-NOW, and time deposits with various maturities. The Bank covers all volatile funds with liquid assets as a method to ensure adequate liquidity. Thus, the Bank analyzes its deposits' maturity and interest rates to monitor and control the cost of funds and review the stability of its supply of funds. Management believes its deposits are a stable and reliable funding source.

    When the Bank has more funds than the amount it requires for its reserve requirements or short-term liquidity needs, it sells federal funds to other financial institutions. Conversely, when the Bank has less funds than required, the Bank is allowed to borrow funds from both its corresponding banks and the Federal Reserve Bank (FRB). The maximum amount which the Bank is currently authorized to borrow from its correspondent banks is $13 million on overnight basis. The maximum amount which the Bank may borrow from the FRB discount window is 93% of the market value of the pledged security with the FRB, which amount was $2.6 million at December 31, 2000.

    The following table sets forth information for the periods indicated regarding the balances of the Bank's deposits by category.

	December 31,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$192,837	36.6%	$115,623	36.1%	$89,919	36.1%
Demand, interest bearing	82,043	15.5%	37,288	11.7%	39,418	15.8%
Savings	49,831	9.4%	38,529	12.0%	21,683	8.7%
Time certificates of deposit	202,998	38.5%	128,429	40.2%	98,290	39.4%

Total Deposits	$527,709	100.0%	$319,869	100.0%	$249,310	100.0%

Other Borrowings

    On September 31, 1999, the Bank issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9 percent, maturing on September 30, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the notes prior to their maturity as of, or after, September 30, 2002. The notes qualify as Tier 2 risk-based capital under the Comptroller of guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2000, $2.6 million, which represents 60% of the total outstanding amount of the notes, qualified as risk-based capital.

    During 2000, the Bank established a lending line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loans and/or secuirities, with a market value at least equal to outstanding advances. At December 31, 2000, the Bank had $5.0 million of advances outstanding, all collateralized with securities pledged by the Bank. The borrowing has a seven-year, fixed-rate term.

Employees

    As of December 31, 2000, the Bank had 239 full-time equivalent employees and Bancorp had none. The Bank also had 27 part-time employees at December 31, 2000. The Bank's employees are not represented by a union or covered by a collective bargaining agreement. The Bank has entered into a written employment agreement with Benjamin B. Hong, its President and Chief Executive Officer. The Bank does not have any other written contracts with its other employees. Bancorp currently has no employees. Management believes that its relations with its employees are good.

Competition

    The banking and financial services industry generally, and in our market areas specifically, including California and New York City, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we do. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See "Item 1. Business—Supervision and Regulation—Financial Services Modernization Legislation."

Economic Conditions, Government Policies, Legislation, and Regulation

    Our profitability, like most financial institutions, primarily depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on our performance cannot be predicted.

    Our business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

    From time to time, legislation, as well as regulations, is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of Bancorp and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations of us or any of our subsidiaries. See "Item 1. Business—Supervision and Regulation."

Supervision and Regulation

  General

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations which relate to the operations of Bancorp and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

  Nara Bancorp

    Nara Bancorp, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). We are required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of us and our subsidiaries. Further, we are required by the Federal Reserve Board to maintain certain minimum levels of capital. See "Item 1. Business—Capital Standards."

    The Federal Reserve Board may require that we terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

    We are required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for our merger or consolidation with another bank holding company.

    We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to the prior approval of the Federal Reserve Board, we may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. We may elect to exercise other investment and activity authority pursuant to new financial service modernization. See "Item I. Business—Supervision and Regulation—Financial Services Modernization Legislation"

    Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

    The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

  Nara Bank

    Nara Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the "Comptroller"). In addition, the Bank is subject to regulations of the Federal Deposit Insurance Corporation ("FDIC") as administrator of the Bank Insurance Fund ("BIF") and the Federal Reserve Board. If, as a result of an examination of Nara Bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the Comptroller and upon a finding that the Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and new products and services. Further, the Bank is also required to maintain certain minimum levels of capital. See "Capital Standards."

  Financial Services Modernization Legislation

    General.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a bank holding company system to engage in a full range of financial activities through a new operating status known as a financial holding company

    The law also:

  •
  Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

  •
  Provides an enhanced framework for protecting the privacy of consumer information;

  •
  Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  Modifies the laws governing the implementation of the Community Reinvestment Act; and

  •
  Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

    Bancorp and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we do.

    Financial Holding Companies.  Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

  •
  securities underwriting,

  •
  dealing and market making,

  •
  sponsoring mutual funds and investment companies,

  •
  insurance underwriting and agency,

  •
  merchant banking, and

  •
  activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature of incidental to a financial activity.

    A bank holding company must meet three requirements before becoming a financial holding company:

  •
  all of the bank holding company's depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, have satisfactory or better ratings pursuant to the Community Reinvestment Act; and

  •
  the bank holding company must file with the Federal Reserve a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the prior two criteria.

    Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No prior Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

    A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    We are not currently a financial holding company. Our management has not determined at this time whether it will seek an election to become a financial holding company.

    Expanded Bank Activities.  The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

    A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and have a satisfactory or better rating under the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. The largest 100 insured banks also must satisfy certain minimum debt rating requirements. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The financial subsidiary will be treated as an affiliate subject to restrictions or transactions between the Bank and affiliate imposed by Federal Reserve Act Sections 23A and 23B. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

    Privacy.  Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to these rules, financial institutions must provide:

  •
  initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

  •
  annual notices of their privacy policies to current customers; and

  •
  a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

    Consumer Protection Rules—Sale of Insurance Products.  In December 2000 pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

  •
  is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

  •
  is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and

  •
  has certain risks in investment, including the possible loss of value.

    Finally, the depository institution may not condition an extension of credit:

  •
  on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or

  •
  on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

    The rule also requires formal acknowledgement from the consumer that disclosures were received.

    In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

    Safeguarding Confidential Customer Information.  In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

  •
  identify and assess the risks that may threaten customer information;

  •
  develop a written plan containing policies and procedures to manage and control these risks;

  •
  implement and test the plan; and

  •
  adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

    The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

  Dividends and Other Transfers of Funds

    Dividends from the Bank constitute our principal source of income. Bancorp is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to us. Under such restrictions, the amount available for payment of dividends to Bancorp by the Bank totaled $12 million at December 31, 2000. In addition, the Comptroller and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon its financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

    The Comptroller also has authority to prohibit the Bank from engaging in activities that, in the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which Bancorp or the Bank may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "—Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "—Capital Standards" for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Bancorp or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Bancorp or other affiliates. Such restrictions prevent Bancorp and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Bancorp or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms."

  Capital Standards

    The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

    The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2000.

	As of December 31, 2000
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Leverage ratio	$42,676	7.7%	$22,281	4.0%	$20,395	3.7%
Tier 1 risk-based capital ratio	$42,676	10.0%	$17,017	4.0%	$25,659	6.0%
Total risk-based capital ratio	$50,606	11.9%	$34,034	8.0%	$16,572	3.9%

    The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength when evaluating proposals for expansion or new activities.

  Proposed Capital Requirements for Community Institutions

    In November 2000, the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

    In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

    The advance notice solicits public comment on the agencies' preliminary views. Comments were due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on us at this time.

  Prompt Corrective Action and Other Enforcement Mechanisms

    Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank exceeded the required ratios for classification as "well capitalized."

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

  Safety and Soundness Standards

    The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

  Premiums for Deposit Insurance

    Through the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), the FDIC insures the deposits of the Company's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

    The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of Nara Bank's deposit insurance could have a material adverse effect on our earnings.

    All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

  Interstate Banking

    The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. Bancorp and the Bank have the ability, respectively, subject to certain state law restrictions, to acquire by acquisition or merger banks or bank branches outside of their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate banks or branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments

    Nara Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

    A bank's compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. Based on an examination conducted on July 27, 1998, the Bank was rated "Satisfactory" in complying with its CRA obligations.

Business Considerations and Certain Factors that May Affect Our Results of Operations and Stock Price

    We have set forth below certain factors that may affect our financial results and operations, which you should consider when evaluating our business and prospects.

    Deterioration of economic conditions in Southern California, New York or Korea could adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean communities in Southern California and in the greater New York City metropolitan area. A deterioration in economic conditions in our market areas could have a material adverse impact on the quality of our business. An economic slowdown in California or New York could have the following consequences, any of which could reduce our net income:

  •
  Loan delinquencies may increase;

  •
  Problem assets and foreclosures may increase;

  •
  Claims and lawsuits may increase;

  •
  Demand for our products and services may decline; and

  •
  Collateral for loans may decline in value below the principal amount owed by the borrower.

    Furthermore, the financial weakness of California's three primary energy providers and shortages in electrical generation capacities may further weaken the California economy and businesses operating in Southern California.

    Loan loss reserves may not cover actual loan losses. If our actual loan losses exceed the amount we have reserved for probable losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We create reserves for estimated loan losses in its accounting records. We base these allowances on estimates of the following:

  •
  industry standards;

  •
  historical experience with our loans;

  •
  evaluation of current economic conditions;

  •
  regular reviews of the quality, mix and size of the overall loan portfolio;

  •
  regular reviews of delinquencies; and

  •
  the quality of the collateral underlying our loans.

    A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2000, approximately 48% of the value of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

    Changes in interest rates affect our profitability. Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases on our spread and can greatly affect our income. In addition, interest rates affect how much money we can lend. For example, when interest rates rise, loan originations tend to decrease.

    We face strong competition from financial service companies and other companies that offer banking services that can hurt our business. We have offices in Southern and Northern California, Seattle, Chicago and New York. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same or similar banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.

    Future sales of securities could diminish the interests of our shareholders. If we raise additional funds or make acquisitions by using equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. Also, any new securities could have rights, preferences and privileges senior to those of our common stock. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be made on acceptable terms.

    If we lose key employees, our business may suffer. If we lost key employees temporarily or permanently, it could hurt our business. We could be particularly hurt if our key employees went to work for competitors. Our future success depends on the continued contributions of our existing senior management personnel, particularly on the efforts of Benjamin Hong, our President and Chief Executive Officer.

    Environmental laws could force us to pay for environmental problems. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. When a borrower defaults on a loan secured by real property, the Bank often purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower. The Bank may also take over the management of commercial properties whose owners have defaulted on loans. The Bank also owns and leases premises where our branches and other facilities are located and where environmental problems may exist. Although the Bank has lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, lease, manage or occupy. We may face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to clean a property than the property is worth. We also could be liable for pollution generated by a borrower's operations if we take a role in managing those operations after a default. We may find it difficult or impossible to sell contaminated properties.

    We are exposed to the risks of natural disasters. A significant portion of our operations are concentrated in Southern California. A major earthquake could result in material loss to the Company. A significant percentage of our loans are and will be secured by real estate. California is in an earthquake-prone region. A majority of our properties and most of the real and personal property securing loans in our portfolio are in Southern California. Many of our borrowers could suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for loans could decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

    An increase in nonperforming assets would reduce our income and increase our expenses. If the level of nonperforming assets rises in the future, it could adversely affect our operating results.

Nonperforming assets are mainly loans on which the borrowers are not making their required payments. Nonperforming assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that assets are nonperforming, we have less cash available for lending and other activities.

    Governmental regulation may impair our operations or restrict our growth. Bancorp and Bank are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting Bancorp or the Bank may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last year Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. The Bank is subject to regulation and examination by the Comptroller of the Currency. In addition to governmental supervision and regulation, the Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. Bancorp is subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

    Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

  •
  the capital we must maintain;

  •
  the kinds of activities we can engage in;

  •
  the kinds and amounts of investments we can make;

  •
  the locations of our offices;

  •
  how much interest we can pay on demand deposits;

  •
  insurance of our deposits and the premiums we must pay for this insurance; and

  •
  how much cash we must set aside as reserves for deposits.

    Because the price of our common stock may vary widely, when you decide to sell it, you may encounter delay or have to accept a reduced price. The price of our common stock may fluctuate widely, depending on many factors. Some of these factors have little to do with our operating results or our intrinsic worth. For example, the market value of our common stock may be effected by the trading volume of the shares, announcements of expanded services by us or our competitors, general trends in the banking industry, general price and volume fluctuations in the stock market, acquisitions of related companies, variations in quarterly operating results, and the dilutive effects of future issuances of common or convertible preferred stock. Also, if the trading market for our common stock remains limited, that may exaggerate changes in market value, leading to more price volatility than would occur in a more active trading market.

  Accounting Matters

    In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position, or cash flows.

    During 1999, the Bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company did not engage in derivative activities during 2000 and 1999.

Item 2. PROPERTIES

    The Company's principal executive offices are located at 3701 Wilshire Blvd., Los Angeles, California 90010. The Company conducts its operations through thirteen branch offices located throughout California, in New York City and in Chicago and Seattle. The Company leases all but one of its offices. Information with respect to the Company's principal executive and branch offices is as follows:

Location	Floor Space in Square Feet	Annual Rent	Lease Expiration Date
3701 Wilshire Blvd., Los Angeles, CA	18,402	$264,984	July 7, 2008
3701 Wilshire Blvd., Los Angeles, CA	992	$14,280	July 7, 2008
2727 W. Olympic Blvd., Los Angeles, CA	11,477	$390,000	September 30, 2001
1122 S. Wall Street, Los Angeles, CA	3,400	$117,114	January 31, 2002
3030 W. Sepulveda Blvd., Torrance, CA	425	$12,000	April 30, 2001
17639-C Sherman Way, Van Nuys, CA	690	$25,668	October 31, 2007
1102 El Camino Real, Sunnyvale, CA	4,200	$105,648	July 31, 2002
1010 S. 336th Street, Suite 203, Federal Way, Seattle, WA	702	$13,338	March 31, 2003
5301 Beach Boulevard, Buena Park, CA	650	$36,000	May 1, 2003
831 North Pacific Avenue, Glendale, CA	1,001	$44,556	July 1, 2003
29 West 30th Street, New York, NY	18,500	$579,996	October 31, 2015
78-14 Roosevelt Avenue, Jackson Heights, NY	15,417	Owned	N/A
138-02 Northern Boulevard, Flushing, NY	8,381	$220,500	March 31, 2022
2250 Broadway, Oakland, CA	3,297	$98,910	August 1, 2005
118 Broad Ave., Unit N-11, Palisades Park, NJ	1,000	$25,200	August 31, 2005
5901 N. Cicero Ave. Chicago, IL	845	$14,100	September 30, 2001

Item 3. LEGAL PROCEEDINGS

    The Bank is a party to routine litigation incidental to its business, none of which is considered likely to have a material adverse effect on the Bank.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted by the Bank or Bancorp to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ending December 31, 2000.

Item 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following individuals are executive officers of the Bank as of December 31, 2000. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

Benjamin B. Hong—Chief Executive Officer and President—Age 68

    Mr. Hong has served as President and Chief Executive Officer of Nara Bank since 1994 and as President and Chief Executive Officer of Bancorp since 2001. Mr. Hong served as President and Chief Executive Officer of Hanmi Bank from 1988 to 1994.

Bon T. Goo—Executive Vice President and Chief Financial Officer—Age 51

    Mr. Goo has served as Executive Vice President and Chief Financial Officer of Nara Bank since 1990 and as Executive Vice President and Chief Financial Officer of Bancorp since 2001. Mr. Goo served as Vice President and Manager of the Accounting, Investment and Control Division of Hanmi Bank from 1988 to 1990.

Min Jung Kim—Executive Vice President and Chief Credit Officer—Age 41

    Ms. Kim has served as Executive Vice President and Chief Credit Officer of Nara Bank since 1995. Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank from 1992 to 1995.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Bancorp's common stock, par value $0.001 per share, began trading on the Nasdaq National Market on February 5, 2001. Accordingly, the information presented herein is for the Bank. The Bank's common stock, par value $3.00 per share, was traded on the Nasdaq National Market under the symbol "NARA" through February 2, 2001, the Bank's last trading day.

    There were 2,701,786 shares of the Bank's common stock held by approximately 747 beneficial owners as of March 22, 2001. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock for each quarter within the last two fiscal years. Sales prices represent actual sales of which management of the Bank has knowledge.

    The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock for each quarter within the last two fiscal years. Sales prices represent actual sales of which management of the Bank has knowledge.

	High Sales Price	Low Sales Price
March 31, 1999	$10.75	$8.00
June 30, 1999	$10.75	$9.88
September 30, 1999	$10.25	$9.50
December 31, 1999	$10.00	$9.38
March 31, 2000	$9.38	$7.00
June 30, 2000	$8.94	$8.00
September 30, 2000	$13.50	$9.25
December 31, 2000	$20.25	$19.63

    In May of 2000 the Bank paid an 8.0% stock dividend to shareholders of record on April 14, 2000. Future dividends are subject to the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend must comply with applicable bank regulations.

    The Company's ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Furthermore, the Company is deemed to be a quasi-California corporation, and therefore must comply with California law with respect to, among other things, distributions to shareholders. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution, (ii) the assets of the corporation exceed 1 1/4 times its liabilities, or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

    The Company's ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Bancorp.

    The ability of the Bank to pay dividends to Bancorp is subject to restrictions set forth in the National Bank Act and the rules of the Comptroller. Pursuant to such regulations, among other restrictions, the Bank can not pay dividends out of its capital; all dividends must be paid out of net profits then on hand, after deducting for expenses such as losses and bad debts. In addition, the payment of dividends out of net profits of a national bank is further limited by statute which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until not less than one-tenth of its net profits for the preceding half-year (in the case of quarterly dividends) or at least one-tenth of its net profits for the preceding year (in case of annual dividends) are transferred to the surplus fund.

Item 6. SELECTED FINANCIAL DATA

    The following table presents selected financial and other data of the Bank for each of the years in the five-year period ended December 31, 2000. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere herein including the Bank's Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2000	1999	19986	1997	1996
	(Dollars in thousands, except per share data)
Statement of Income Data
Total interest income	$41,363	$25,220	$18,657	$13,279	$8,749
Total interest expense	14,149	7,919	6,107	4,204	2,747

Net interest income	27,214	17,301	12,550	9,075	6,002
Provision for loan losses	(1,100)	3,395	1,430	1,130	775

Net interest income after provision for loan losses	28,314	13,906	11,120	7,945	5,227
Other operating income	13,757	8,060	6,269	4,802	3,351
Other operating expense	24,830	16,337	12,463	8,939	6,617

Income before income tax	17,241	5,629	4,926	3,808	1,961
Income tax (benefit)	6,784	1,657	1,730	1,111	(99)

Net income	$10,457	$3,972	$3,196	$2,697	$2,060

Per Share Data:
Net income—basic	$2.09	$0.84	$0.68	$0.79	$0.73
Net income—diluted	1.98	0.80	0.64	0.77	0.73
Book value (period end)	8.15	6.07	5.22	5.73	3.46
Number of common shares outstanding (period end)	5,462	4,404	4,045	3,424	2,819
Statement of Financial Condition Data—At Period End:
Assets	$601,662	$358,898	$276,126	$181,134	$122,475
Securities	70,659	33,331	16,980	18,549	12,116
Loans, net	354,823	235,287	164,711	107,877	78,634
Deposits	527,709	319,869	249,309	158,638	110,211
Shareholders' equity	44,512	26,726	22,805	19,628	9,744
Average Balance Sheet Data:
Assets	$479,898	$312,757	$213,527	$147,228	$99,363
Securities	50,244	22,622	16,621	13,523	12,933
Loans, net	307,382	205,991	136,424	92,880	61,209
Deposits	428,872	280,283	188,368	132,663	89,234
Shareholders' equity	34,496	24,944	21,199	11,628	8,060
Selected Performance Ratios:
Return on average assets	2.18%	1.27%	1.50%	1.83%	2.07%
Return on average shareholders' equity	30.31%	15.92%	15.08%	23.19%	25.56%
Net interest spread(1)	4.80%	4.9%	5.1%	5.50%	5.40%
Net yield on interest-earning assets(2)	6.50%	6.70%	6.52%	7.10%	7.00%
Average shareholders' equity to average assets	7.19%	7.98%	9.93%	7.90%	8.11%
Regulatory Capital Ratio:
Leverage	7.66%	7.23%	8.37%	11.50%	8.40%
Tier 1 risk-based	10.03%	9.01%	10.18%	14.63%	11.10%
Total risk-based	11.90%	11.49%	11.44%	15.88%	12.30%
Asset Quality:
Nonaccrual loans	$2,038	$1,523	$2,310	$442	$424
Loans 90 days or more past due	—	—	—	103	428

Total nonperforming loans	2,038	1,523	2,310	545	852
Other real estate owned	263	44	4	52	—

Total nonperforming assets	$2,301	$1,567	$2,314	$597	$852
Asset Quality Ratios:
Nonaccrual loans to net loans	0.57%	0.65%	1.40%	0.41%	0.54%
Nonaccrual assets to total assets	0.34%	0.42%	0.84%	0.24%	0.35%
Allowance for loan losses to loans	2.22%	1.55%	1.80%	1.98%	2.29%
Allowance for loan losses to nonaccrual loans	386.70%	239.26%	128.18%	483.71%	425.00%
Net charge-offs to average loans	0.83%	1.41%	0.66%	0.85%	0.56%

(1)
Difference between the interest yield on interest-earning assets and interest paid on interest-bearing liabilities

(2)
Net interest income expressed as a percentage of average total interest-earning assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.

Forward-Looking Statements

    Management's discussion and analysis is written to provide greater detail of the results of operations and financial condition of the Bank. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.

    Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, among other things, those listed under "Business Considerations and certain Factors That May Affect Our Results of Operations and Stock Price" and elsewhere in this document.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "considering," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance of achievements.

  Overview

    Bancorp is a bank holding company, which, as of February 2, 2001, owns 100% of the stock of the Bank. The financial statements and financial data presented in this report are those of the Bank, on an unconsolidated basis.

    On February 25, 2000, the Bank acquired Korea First Bank of New York, for approximately $8.7 million paid to the Korea Deposit Insurance Corporation, the sole shareholder of Korea First Bank of New York, for all of the shares of stock of Korea First Bank of New York, which were then canceled in connection with the acquisition. The underlying assets acquired primarily included loans, cash, real estate and bank premise and equipment, while the primary liabilities assumed included deposit accounts and accrued liabilities related to ongoing business. The acquisition is accounted for as a purchase. From this transaction, the Bank recognized $6.6 million in negative goodwill. In August 2000, the Bank opened its ninth full service branch in Oakland, California. In September 2000, the Bank established a wholly owned subsidiary corporation to operate a loan production office in New Jersey named "Nara Loan Center Corporation".

    The Bank reported net income for the year ended December 31, 2000 of $10.5 million or $1.98 per diluted share, compared with $4.0 million or $0.80 per diluted share for the year ended December 31, 1999, and $3.2 million or $0.64 per diluted share for the year ended December 31, 1998. The increase in net earnings for 2000 compared to 1999, and from 1999 compared to 1998 was primarily the result of an increase in net interest income and an increase in other operating income. Increased net income for 1999 over 1998 reflected higher volumes for average earnings assets for each year. The increases in net income and operating income for 2000 and 1999 were partially offset by increases in interest expense and other operating expense. The following table summarizes Nara Bank's increases and decreases, as applicable, in income and expense for the years indicated.

Results of Operations

  Operations Summary

		Increase (Decrease)			Increase (Decrease)
	Year Ended 2000			Year Ended 1999			Year Ended 1998
		Amount	%		Amount	%
			(dollars in thousands)
Interest Income	$41,363	$16,143	64.0%	$25,220	$6,563	35.2%	$18,657
Interest expense	14,149	6,230	78.7%	7,919	1,812	29.7%	6,107

Net interest income	27,214	9,913	57.3%	17,301	4,751	37.9%	12,550
Provision for loan losses (recapture)	(1,100)	(4,495)	-132.4%	3,395	1,965	137.4%	1,430
Other operating income	13,757	5,697	70.7%	8,060	1,791	28.6%	6,269
Other operating expense	24,830	8,493	52.0%	16,337	3,874	31.1%	12,463

Income before income tax	17,241	11,612	206.3%	5,629	703	14.3%	4,926
Income Tax (benefit)	6,784	5,127	309.4%	1,657	(73)	-4.2%	1,730

Net Income	$10,457	$6,485	163.3%	$3,972	$776	24.3%	$3,196

  Net Interest Income

    Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy. The Company attempts to minimize the effect of interest rate fluctuations on net interest margin by matching a portion of the Company's interest sensitive assets and interest sensitive liabilities.

    Net interest income can also be affected by a change in the composition of assets and liabilities, for example, if higher yielding loans were to replace a like amount of lower yielding investment securities. Changes in volume and changes in rates also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

    The Bank's earnings depend largely upon the difference between the income received from its loans and investments and the interest paid on its liabilities, primarily interest paid on deposits. This difference is net interest income. Net interest income represents the Bank's most significant source of earnings. The Bank's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset quality and appropriate levels of capital and liquidity

    For 2000, the Bank reported net interest income of $27.2 million, which was an increase of $9.9 million, or 57.3% compared to net interest income of $17.3 million in 1999. The Bank's volume growth in interest-earning assets, especially with the acquisition of KFBNY, was the cause of a 64.0% increase in total interest income to $41.4 million in 2000 from $25.2 million in 1999. Net interest income increased $4.8 million or 38.4% to $17.3 million for the year ended December 31, 1999, from $12.5 million at 1998 year-end. This increase was primarily due to the increased volume of interest-earning assets, especially loans. The volume increase was mainly due to increase in newly opened branches, especially in Silicon Valley and Flushing branch, which the Bank acquired from Korea Exchange Bank of New York in late 1998.

    Interest and fees on loans increased $12.7 million or 59.6% to $34.0 million for 2000, from $21.3 million for 1999. Of this increase, approximately $11.1 million is attributable to the volume growth, and $1.6 million is attributable to rate increase. The Bank's average yield earned on net loans slightly increased to 11.1% in 2000, from 10.3% in 1999, due to increase in prime rates that are tied directly to the loan interest rates. Interest income on securities and other investments increased $2.0 million or 125.0% to $3.6 million in 2000, from $1.6 million in 1999, due to increase in investment portfolio. The Bank's average yield earned on investment securities remained almost the same at 7.0% in 2000, from 7.1% in 1999. Overall, the Bank's yield on average interest-earning assets has increased to 9.9% in 2000, from 9.3% in 1999.

    Interest and fees on loans increased $6.0 million or 39.2% to $21.3 million for 1999, from $15.3 million for 1998. Of this increase, approximately $7.1 million is attributable to the volume growth, and negative $1.1 million is attributable to rate decrease. The Bank's average yield earned on loans decreased to 10.3% in 1999, from 11.2% in 1998, due to decrease in prime rates that are tied directly to the loan interest rates. Interest income on investment securities increased $321,000 or 24.7% to $1.6 million in 1999, from $1.3 million in 1998, mainly due to growth in investment portfolio. The Bank's average yield earned on investment securities decreased to 7.1% in 1999, from 7.7% for 1998. Overall, the Bank's yield on average interest-earning assets has decreased to 9.3% in 1999, from 10.0% in 1998.

    Interest paid on deposits increased $6.0 million or 76.9% to $13.8 million in 2000, from $7.8 million in 1999. Of this increase, approximately $4.7 million is attributable to 244.7% average volume increase in interest-bearing deposits and an approximately $1.2 million is attributable to increase in interest rates. The Bank's overall cost on average interest-bearing liabilities increased to 5.1 in 2000, compared to 4.4% in 1999. Interest paid on deposits increased $1.7 million or 27.9% to $7.8 million in 1999, from $6.1 million in 1998. Of this increase, approximately $2.3 million is attributable to 28.1% average volume increase in interest-bearing deposits which was offset by an approximately $436,000 decline, attributable to a decrease in interest paid on these deposits. The Bank's overall cost on average interest-bearing liabilities decreased to 4.4% in 1999, compared to 4.9% in 1998.

  Net Yield and Interest Rate Spread

    The Bank analyzes its earnings performance using, among other measures, the interest rate spread and net yield on interest-earning assets. The interest rate spread represents the difference between the interest yield received on interest-earning assets and the interest rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets or net interest margin. The Bank's net yield on interest-earning assets is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Bank's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on interest-earning assets for each year in the three-year period ended December 31, 2000.

  Average Balance Sheet and Analysis of Net Interest Income

	December 31, 2000			December 31, 1999			December 31, 1998
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Net Loans (1)(2)	$307,382	$33,975	11.1%	$205,991	$21,309	10.3%	$136,424	$15,264	11.2%
Time deposits with other banks	4,940	322	6.5%	2,323	139	6.0%	958	56	5.8%
Securities and others	51,051	3,568	7.0%	23,212	1,649	7.1%	17,192	1,328	7.7%
Federal funds sold	53,432	3,499	6.5%	39,948	2,124	5.3%	32,775	2,009	6.1%

Total interest-earning assets	$416,805	$41,364	9.9%	$271,474	$25,221	9.3%	$187,349	$18,657	10.0%

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	58,352	2,220	3.8%	37,907	1,355	3.6%	27,022	993	3.7%
Savings	43,875	1,472	3.4%	32,648	1,092	3.3%	13,748	529	3.8%
Time certificates	169,898	9,997	5.9%	107,229	5,362	5.0%	83,403	4,582	5.5%
Subordinated debentures/ other borrowings	5,375	460	8.6%	1,287	111	8.6%	78	4	5.1%

Total interest-bearing liabilities	$277,500	$14,149	5.1%	$179,071	$7,920	4.4%	$124,251	$6,108	4.9%

NET INTEREST INCOME AND YIELD:
Net interest income		$27,215			$17,301			$12,549
Net yield on interest-earning assets			6.5%			6.4%			6.7%
Net interest spread			4.8%			4.9%			5.1%

(1)
Loan fees, deferred fees and ALLL are included in interest income as follows (in thousands):

Year ended December 31,	Loan Fees	Deferred (Fees) cost	ALLL
1998	$585	$32	$2,961
1999	$800	$(86)	$3,644
2000	$968	$(177)	$7,881
(2)
Average loans outstanding including non-accrual loans.

    The following table shows changes in interest income (including loan fees) and interest expense and the amount attributable to variations in interest rates and volumes for the period indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollars amounts attributable solely to the change in volume and to the change in rate.

	December 31, 2000 compared to 1999			December 31, 1999 compared to 1998
		Change due to			Change due to
	Net Increase (Decrease)			Net Increase (Decrease)
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on net loans	$12,666	$1,547	$11,119	$6,045	$(1,050)	$7,095
Interest on time deposits with other banks	183	13	170	83	1	82
Interest on investments	1,919	(26)	1,945	321	(96)	417
Interest on federal funds sold	1,375	560	815	115	(177)	292

TOTAL INTEREST-EARNING ASSETS	$16,143	$2,094	$14,049	$6,564	$(1,322)	$7,886

INTEREST EXPENSE:
Interest on demand deposits	$865	$92	$773	$362	$(26)	$388
Interest on savings	380	3	377	563	(59)	622
Interest on time certificates of deposit	4,635	1,076	3,559	780	(358)	1,138
Interest on other borrowings	349	(1)	350	107	5	102

TOTAL INTEREST EXPENSE	$6,229	$1,170	$5,059	$1,812	$(438)	$2,250

NET INTEREST INCOME	$9,914	$924	$8,990	$4,752	$(884)	$5,636

       Other Operating Income

    The Bank's other operating income increased $5.7 million or 70.4%, to $13.8 million in 2000, compared to $8.1 million in 1999, and increased by $1.8 million or 28.6% from $6.3 million in 1998. The Bank's other operating income is primarily comprised of service charges on deposit accounts and fee income from letter of credit operations. Service charges on deposit accounts, particularly non-sufficient fund fees and account analysis fees, increased $2.3 million or 70.0% to $5.6 million in 2000, from $3.3 million in 1999 and increased $1.2 million or 57.1% in 1999 from $2.1 million in 1998. These increases were mainly due to increases in deposits from the branches, especially the three New York branches acquired from Korea First Bank of New York.

    The fee income generated from the Bank's international letter of credit transactions increased $827,000 or 45.9% to $2.7 million in 2000 from $1.8 million in 1999. Increase in trade finance activities from three locations, Los Angeles, Silicon Valley, and New York, contributed to this increase. The fee income generated from international letter of credit transactions increased $784,000 or 78.4% to $1.8 million in 1999 from $1.0 million in 1998. Other operating income increased due to transaction increases in operating activities from newly acquired branches as well as the existing branches. During 2000, the Bank also incurred income of $1.1 million from the amortization of negative goodwill from the purchase accounting applied in the acquisition of KFBNY. The breakdown of other operating income by category is reflected below:

		Increase (Decrease)			Increase (Decrease)
	Year Ended 2000			Year Ended 1999			Year Ended 1998
		Amount	%		Amount	%
			(Dollars in thousands)
Other Operating Income:
Service charge on deposits	$5,580	$2,271	68.6%	$3,309	$1,177	55.2%	$2,132
Gain on sale of SBA loans	683	(226)	-24.9%	909	(719)	-44.2%	1,628
International service fee income	2,657	827	45.2%	1,830	785	75.1%	1,045
Wire transfer fees	838	394	88.7%	444	213	92.2%	231
Service fee income—SBA	689	58	9.2%	631	125	24.7%	506
Earnings on cash surrender value	267	9	3.5%	258	(7)	-2.6%	265
Amortization of negative goodwill	1,103	1,103	N/A	—	—	—	—
Lease income	439	439	N/A	—	—	—	—
Gain (loss) on sale of PP&E	418	419	419.0%	(1)	7	0.9%	(8)
Others	1,083	403	59.3%	680	210	44.7%	470

Total other operating income	$13,757	$5,697	70.7%	$8,060	$1,791	28.6%	$6,269

  Other Operating Expenses

    During 2000, other operating expenses increased $8.5 million or 52.1% to $24.8 million from $16.3 million in 1999. Salaries and benefits, which accounted for over 50% of other operating expenses, increased $5.4 million or 65.9% to $13.6 million in 2000, compared to $8.2 million in 1999, mainly because of an increased number of employees resulting from the KFBNYacquisition and the opening of new branches. Premises expenses increased $1.4 million or 73.7% to $3.3 million in 2000, compared to $1.9 million in 1999. This was primarily due to an increase in the depreciation of buildings acquired in the KFBNY transaction. All other operating expenses increased as well. The large portion of these increases was related to the acquisition of KFBNY and some were related to other expansions and projects that the Bank accomplished.

    Other operating expenses for 1999 increased $3.8 million or 30.4% to $30.4 million from $12.5 million in 1998. This increase was primarily due to the growth and the expansion of the Bank. Salary and employee benefits increased $2.2 million or 36.6%, mainly because of additional employees being hired to support the Bank's growth and expansion. The Bank's premises and fixed assets expenses increased $664,000 or 33.6% due to the leases and related expenses for the new branches opened in 1999. Data processing-related expenses, telephone and other supplies also increased significantly as the Bank grew. The increase in data processing-related expenses was mainly due to increase in account transactions and partially due to network related expense. The increase in telephone and other supplies is also attributable to the Bank's continued expansion.

    Other operating expenses generally reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting and operating branch facilities. Consequently, other operating expenses have increased as the asset size of the Bank has increased and the number of branch offices and other offices has increased.

    A breakdown of other operating expenses by category is reflected below (dollars in thousands):

		Increase (Decrease)			Increase (Decrease)
	Year Ended 2000			Year Ended 1999			Year Ended 1998
		Amount	%		Amount	%
Other Operating Expenses:
Salaries and benefits	$13,634	$5,463	66.9%	$8,171	$2,175	36.3%	$5,996
Net occupancy	3,340	1,459	77.6%	1,881	455	31.9%	1,426
Furniture and equipment	1,053	291	38.2%	762	209	37.8%	553
Advertising	324	92	39.7%	232	(25)	-9.7%	257
Communications	496	126	34.1%	370	80	27.6%	290
Data processing	1,325	(107)	-7.5%	1,432	471	49.0%	961
Professional fees	1,347	411	43.9%	936	165	21.4%	771
Office supplies	494	91	22.6%	403	93	30.0%	310
Other	2,817	667	31.0%	2,150	251	13.2%	1,899

Total other operating expenses:	$24,830	$8,493	52.0%	$16,337	$3,874	31.1%	$12,463

Financial Condition

    At December 31, 2000, the Bank's total assets increased $242.8 million or $67.7% to $601.7 million from $358.9 million at December 31, 1999. Net loans increased $119.5 million or 50.8% to $354.8 million at 2000 year-end from $235.3 million at the previous year-end. This accounted for 49.2% of the total increase in assets. Total deposits at December 31, 2000 also increased $207.8 million or 65.0% to $527.7 million from $319.9 million at December 31, 1999. This resulted from the acquisition of KFBNY and the growth of the Bank's branches during the year.

    The allowance for credit losses was $7.9 million or 2.2% of gross loans, which was $362.9 million, at December 31, 2000 compared to $3.6 million or 1.5% of gross loans totalling $239.0 million at December 31, 1999. Nonaccrual loans accounted for $2.0 million or 0.6% of gross loans at December 31, 2000, compared to $1.5 million or 0.6% of gross loans at December 31, 1999. Other real estate owned totaled $263,000 at year-end 2000, compared to $44,000 at year-end 1999.

  Investment Security Portfolio

    The main objectives of the Bank's investment strategy are to support a sufficient level of liquidity while providing a means to plan and maintain the Bank's interest rate position, and to generate an adequate level of interest income without taking undue risks. The Bank's present policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. The Bank may invest in any bond rated "BBB" or higher. The Bank's policy states that the Bank's Investment Officer (or Chief Financial Officer in the absence of Investment Officer) may make most investments pursuant to the Investment Policy only with approval from the President of the Bank.

    The Bank classifies its securities as held-to-maturity or available-for-sale. The securities that the Bank has the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale. The Bank owned no trading securities at December 31, 2000 or 1999. As of December 31, 2000, held-to-maturity securities totaled $15.7 million, compared to $17.3 million at December 31, 1999, and available-for-sale securities totaled $54.9 million at December 31, 2000, compared to $16.0 million at December 31, 1999. Of the total amount of investment securities, securities with amortized cost of about $4.2 million and $3.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2000 and 1999, respectively. The securities held by the Bank are government sponsored agency bonds, and corporate bonds. This investment portfolio composition reflects the Bank's investment strategy.

    The following table summarizes the maturity of securities and their pertinent weighted average yield ratios at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2000			1999			1998
	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
Held to Maturity
U.S. Government:	$13,068	$12,587	6.81%	$14,658	$13,820	6.75%	$8,311	$8,312	6.79%
Due within one year	—	—	—	—	—	—	500	505	5.74%
One to five years	7,492	7,466	6.13%	8,000	7,804	6.14%	3,003	2,987	5.43%
Five to ten years	—	—	—	1,000	977	6.75%	—	—	—
After ten years	5,576	5,120	7.72%	5,658	5,039	7.71%	4,808	4,820	7.72%
U.S. Corporate Notes:	2,676	2,409	7.19%	2,627	2,321	7.18%	2,578	2,559	7.17%
Due within one year	—	—	—	—	—	—	—
One to five years	—	—	—	—	—	—	—
Five to ten years	2,003	1,968	7.09%	2,003	1,893	7.09%	2,003	2,126	7.09%
After ten years	673	442	7.48%	624	428	7.45%	575	433	7.48%
Korean Corporate Notes:	—	—	—	—	—	—	6,303	5,871	7.27%
Allowance for investment valuation	—	—	—	—	—	—	(213)	—	—
Available for Sale
U.S. Government:	28,328	28,291	6.76%	11,051	10,902	6.88%	—	—	—
Due within one year	7,000	7,009	6.66%	—	—	—	—	—	—
One to five years	7,052	7,070	7.12%	5,555	5,531	6.55%	—	—	—
Five to ten years	5,184	5,207	6.96%	4,996	4,888	7.14%	—	—	—
After ten years	9,092	9,005	6.46%	500	483	8.00%	—	—	—
U.S. Corporate Notes:	24,296	24,866	6.76%	3,486	3,416	7.14%	—	—	—
Due within one year	—	—	—	—	—	—	—	—	—
One to five years	10,622	10,893	6.88%	1,514	1,501	7.25%	—	—	—
Five to ten years	10,216	10,458	7.18%	1,972	1,915	7.05%	—	—	—
After ten years	3,458	3,515	8.70%	—	—	—	—	—	—
Korean Corporate Notes:	1,726	1,757	7.18%	1,701	1,729	8.68%	—	—	—
Total Investment Portfolio	$70,094	$69,911	6.97%	$33,523	$32,188	6.97%	$16,979	$16,742	7.02%

  Loan Portfolio

    The Bank's net loans increased by $119.5 million or 50.8% to $354.8 million at December 31, 2000, compared to $235.3 million at December 31, 1999. Net loans accounted for 66.6% of the Bank's total interest-earning assets at year-end 2000, compared to 74.7% at year-end 1999. While total net loans outstanding increased 50.8% as of December 31, 2000, average net loans for the year increased 49.2% from the previous year. The increase was due to the acquisition of KFBNY and growth in the Bank's branches, including the newly acquired New York branches. Approximately $30.8 million or 25.8% of the total increase in net loans was attributable to the acquisition of KFBNY. Net loans from the three branches in New York, including the $30.8 million acquired in the KFBNY transaction, increased $23.1 million or 41.4% to $78.9 million at year-end 2000, from $55.8 million at year-end 1999.

    The Bank's commercial loans, including trade finance and SBA commercial loans, increased $39.1 million or 39.2% to $139.5 million at December 31, 2000 from $100.4 million at December 31, 1999. Approximately $9.0 million of such increase came from the KFBNY acquisition. Real estate loans, including SBA loans, increased $74.5 million or 72.0% to $177.8 million at December 31, 2000 from $103.3 million at December 31, 1999. Approximately $28.3 million from of such increase came from the KFBNY acquisition. Consumer loans increased $10.2 million or 28.9% to $45.5 million at December 31, 2000 from $35.3 million at December 31, 1999. During 2000, SBA loans increased $31.3 million or 95.7% to $64.0 million at December 31, 2000 from $32.7 million at December 31, 1999. This increase resulted from the retention of the guaranteed portion of SBA loans. Approximately $47.7 million of SBA related loans were generated during year 2000. Other domestic commercial loans, trade finance, and auto loans also increased over 30.0% during year 2000.

    The Bank's net loans increased by $70.6 million or 42.9% to $235.3 million at December 31, 1999 compared to $164.7 million at December 31, 1998. Net loans accounted for 74.7% of the Bank's total interest-earning assets at year-end 1999 compared to 68.3% at year-end 1998. While total net loans outstanding increased 42.9% as of December 31, 1999, average net loans for the year increased 51.0% from the previous year. All major categories of the Bank's loan portfolio reflected significant growth, with most of the increase occurring in SBA and commercial loans. The increase was primarily due to internal growth, especially from the Silicon Valley and Flushing, New York offices. Approximately 22% of the total loan increase in 1999 was contributed by the Flushing, New York office, which the Bank acquired at the end of 1998. The Bank's total loan production in the Silicon Valley office alone increased 295.3% in 1999. Commercial loans, including trade finance and SBA commercial loans increased $16.2 million or 19.2% from $84.2 million at December 31, 1998. The Bank's real estate loans, including SBA real estate, increased $50.5 million or 95.6% from $52.8 million at December 31, 1998. The Bank's consumer loans also increased $4.6 million or 15.0% from $30.7 million at December 31, 1998.

    The Bank carries all loans at face amount, less payments collected, net of deferred loan origination fees and the allowance for possible loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual basis when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

    The rates of interest charged on variable rate loans are set at specified increments in relation to the Bank's prime lending rate and accordingly, vary as the Bank's prime lending rate varies. Approximately 80.0% of the Bank's net loans were variable rate loans at December 31, 2000.

    With certain exceptions, the Bank is permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of the Bank's total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2000, these lending limits for the Bank were approximately $8.0 million for unsecured loans. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, the Bank is permitted to make loans secured by such collaterals in an additional amount up to 10% of the Bank's total capital and the allowance for loan losses.

    The following table shows the composition of the Bank's loan portfolio by type of loan on the dates indicated:

	December 31,
	2000		1999*		1998*
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Loan Portfolio Composition:
Commercial Loans	$139,544	38.5%	$100,411	42.0%	$84,166	50.2%
Real Estate and Construction Loans	177,849	49.0%	103,311	43.2%	52,823	31.5%
Consumer Loans	45,488	12.5%	35,295	14.8%	30,651	18.3%

Total loans outstanding	362,881	100.0%	239,017	100.0%	167,640	100.0%
Deferred loan fees, net of costs	(177)		(86)		32
Less: Allowance for loan losses	(7,881)		(3,644)		(2,961)

Net Loans Receivable	$354,823		$235,287		$164,711

*
Includes loans held for sale in commercial loans, in amount of $168,250 and $415,138 in 1999 and 1998, respectively.

    Commercial loans are made for the purposes of providing working capital, financing the purchase of inventory, especially for importers and exporters, or equipment and for other business purposes. Short term business loans (within one year), referred to as Business Lines of Credit, are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (1 to 25 years) normally provide for monthly payments of both principal and interest. The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. The Bank's real estate loans consist primarily of loans secured by deeds of trust on commercial property and are normally written for a short duration. It is the Bank's policy to restrict real estate loans to 80% of the Bank's appraised value of the property. The Bank offers both fixed and floating rate loans. While maturities on such loans are generally restricted to five years (on an amortization ranging from 10 to 15 years with a balloon payment due at maturity), the Bank has occasionally made longer term (up to 25 years) fully amortizing loans.

    The Bank's SBA loans are typically made for the purpose of providing working capital, financing the purchase of equipment or inventory, financing the purchase of a business, debt refinancing, or financing the purchase or construction of owner occupied commercial property. The SBA loans are typically term loans with maturities ranging from 7 to 25 years. These loans normally provide for floating interest rates, with monthly payments of both principal and interest. The Bank's SBA lending represents an important portion of its loan portfolio because of its ability to sell the guaranteed portion in the secondary market at a premium, while earning servicing fees on the sold portion over the remaining life of the loan. Thus, in addition to the yield earned on the portion of the SBA loans retained by the Bank, the Bank recognizes gains on the sale and revenue for the loan services provided for the loans sold into the secondary market.

    The Bank extends lines of credit to business customers usually on an annual review basis. The Bank does not normally make loan commitments in material amounts for periods in excess of one year. The Bank's undisbursed commercial loan commitments at December 31, 2000, 1999 and 1998 were $87.9 million, $56.3 million and $47.7 million, respectively. Most consumer loans consist mostly of automobile loans, and savings-secured loans. These loans are reviewed on an annual basis.

    The following table shows the Bank's loan commitments and letters of credit outstanding at the dates indicated (in thousands):

	December 31,
	2000	1999	1998
Loan commitments	$87,895	$56,278	$47,707
Standby letters of credit	4,574	2,851	2,948
Commercial letters of credit	21,427	17,554	10,689

    Interest income on all loans is recognized under the accrual method of accounting. Accrual accounting takes the daily interest earned on the daily outstanding loan balance and records it as interest revenue regardless of the individual loan payment dates. The calculation is based on the simple interest method where the unpaid loan balance is multiplied by the number of outstanding days and then multiplied by the applicable interest rate per day. The Bank generally does not record as revenue the potential interest on loans which are classified as probable losses.

    Non-performing loans increased $515,000 or 33.8% to $2,038,000 at December 31, 2000, compared to $1,523,000 at December 31, 1999. The primary reason for this increase was because of one loan amounted to $1.2 million that was subsequently charged off in February of 2001. These loans decreased $787,000 or 34.1% during 1999 from $2,310,000 at December 31, 1998.

	December 31,
	2000	1999	1998
	(in thousands)
Non-accrual loans	$2,038	$1,523	$2,310
Loans past due 90 days or more, still accruing	0	0	0
Restructured loans	0	0	0
Total non-performing loans	$2,038	$1,523	$2,310

  Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates

    The following table sets forth by category of loan (including fixed and variable rate loans) the amounts of loans outstanding as of December 31, 2000 which are, based on remaining scheduled repayment of principal, due in less than one year, due in one to five years, or due in more than five years (in thousands). Loan maturities are based on contractual maturities.

	December 31, 2000
	Loans maturing in
	Within One Year	After one But within Five years	After Five years	Total
Commercial Loans	$74,491	$46,255	$18,798	$139,544
Real Estate and Construction loans	8,086	56,863	112,900	177,849
Consumer Loans	5,449	38,411	1,628	45,488

Total	88,026	141,529	133,326	362,881

Loans with fixed interest rates	12,567	62,673	8,215	83,455
Loans with variable interest rate	75,459	78,856	125,111	279,426

Total	$88,026	$141,529	$133,326	$362,881

  Concentrations

    Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in the Bank's loan portfolio which exceeded 10% of the Bank's total loans as of the dates indicated (in thousands):

	At December 31
	2000		1999		1998
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Manufacturing	$36,142	10.7%	$30,072	12.8%	$31,383	19.1%
Wholesale Trade	89,609	26.6%	71,283	30.3%	46,517	28.2
Retail Trade	61,282	18.2%	35,878	15.2%	30,345	18.4%
Services	63.792	18.9%	25,702	10.9%	23,745	14.4%
Finance, Insurance, Property Management	75,567	20.8%	48,453	20.4%	—	—

Total	$326,392		$211,388		$131,990

  Other Real Estate Owned ("OREO")

    The Bank owned other real estate, taken through foreclosure, in aggregate amounts of approximately $300,000, $57,000 and 10,000 at December 31, 2000, 1999, and 1998, respectively. The Bank reserved $37,000 and $13,000 at December 31, 2000 and 1999, respectively, as a valuation allowance, while there was no valuation allowance at December 31, 1998. The Bank incurred expenses of $90,748, $16,628 and $10,612 and earned income of $0, $906 and $5,400 from these properties in 2000, 1999 and 1998, respectively. The following table summarizes the Bank's OREO at the dates indicated (in thousands):

	December 31,
	2000	1999	1998
Other real estate owned	$300	$57	$10
Valuation allowance	(37)	(13)	0

Net OREO	$263	$44	$10

  Summary of Loan Loss Experience

    The risk of nonpayment on loans is inherent in all commercial banking operations. The Bank employs a concept of total quality loan management in order to minimize its credit risk. For new loans, the Bank thoroughly analyzes each loan application and a majority of those loans is approved by the Management Loan Committee, which is comprised of five officers including the Chief Executive Officer, Chief Credit Officer and Chief Financial Officer. For existing loans, the Bank maintains a systematic loan review program which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality which is measured based on the type of the loan being made, the credit-worthiness or history of the borrower over the term of the loan, security for the loan and cash flow of the borrower. The Bank carefully reviews loans that management has determined require further supervision. These loans are periodically reviewed by Loan Committee.

    When principal or interest on a loan is past due 90 days or more, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered to be a loss in whole or in part when (1) its loss exposure beyond any collateral value is apparent, (2) servicing of the unsecured portion has been discontinued or (3) collection is not anticipated due to the borrower's financial condition and general economic conditions in the borrower's industry. Any loan, or portion of a loan, judged by management to be uncollectible is charged against the allowance for loan losses while any recoveries are credited to such allowance.

    The Bank's allowance for loan losses is established to provide for loan losses which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses. The amount of the allowance is determined by management and reported to the Board quarterly. The results of both internal and external loan reviews are used to determine the loan loss reserve. The Bank's current loan review system takes into consideration such factors as the current financial condition of the borrower, the value of security, future economic conditions and their impacts on various industries. The Bank's own historical loan loss experience is factored into a detailed loss migration analysis method, which determines loss factors to be used in calculating the allowance for loan losses.

    The allowance for loan losses increased $4.3 million or 119.4% to $7.9 million at year ended 2000, from $3.6 million at year ended 1999. The allowance increased $683,000 or 23.1% in 1999 from $3.0 million in 1998. Approximately $7.9 million of loan loss reserve in 2000 came from Korea First Bank of New York. During the year 2000, the Bank charged off approximately $6.6 million and recovered $4.0 million. Specific reserves for impaired loans in accordance with SFAS No. 114, were 1.9 million at year-end 2000, compared to $1.0 million at year-end 1999 and $1.4 million at year-end 1998. The Bank's management and Board of Directors review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of the Bank's loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2000, to absorb estimated losses associated with the loan portfolio. However, no assurances can be given as to whether the Bank will experience further losses in excess of the allowance, which may require additional provisions for loan loss reserves. If there are further losses, they may have a negative impact on the Bank's earnings.

    The allowances as a percentage of loans outstanding at December 31, 2000, 1999, and 1998 were 2.17%, 1.53%, and 1.77%, respectively. Management believes that the allowance for loan losses is adequate to cover all reasonably anticipated losses in the loan portfolio. However, no assurance can be given that future economic conditions will not adversely affect the Bank's service areas or that other circumstances, including circumstances beyond the Bank's control, will not result in increased losses in the Bank's loan portfolio, which could possibly exceed the total allowance for loan losses.

    The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated (dollars in thousands):

	December 31,
	2000	1999	1998
LOANS:
Average gross loans	$315,735	$208,895	$138,914
Total gross loans at end of period (net of deferred fees)	362,704	238,931	167,672
ALLOWANCE:
Balance—beginning of period	$3,644	$2,961	$2,138
Loans charged off:
Commercial	6,300	2,785	755
Consumer	225	154	260
Real Estate and Construction	52	0	0
Total loans charged off	6,577	2,939	1,015
Less: recoveries:
Commercial	2,292	151	54
Consumer	173	76	69
Real Estate and Construction	1,571	—	—
Total loan recoveries	4,036	227	123
Net loans charged off	2,541	2,712	892
Provision for loan losses	(1,100)	3,395	1,430
Allowance made with business acquisition	7,878	285
Balance—end of period	$7,881	$3,644	$2,961
RATIOS:
Net loan charge-offs to average total loans	0.80%	1.30%	0.64%
Net loan charge-offs to total loans at end of period	0.70%	1.14%	0.53%
Allowance for loan losses to average total loans	2.50%	1.74%	2.13%
Allowance for loan losses to total loans at end of period	2.17%	1.53%	1.77%
Net loan charge-offs to beginning allowance	69.73%	91.59%	41.67%
Net loan charge-offs to provision for loan losses	-231.00%	79.88%	62.38%

  Allowance For Loan and Lease Losses and Methodology

    The Bank maintains an allowance for loan and lease losses ("Allowance") in an amount believed to be adequate to absorb the estimated known and inherent losses identified in the loan portfolio for the next twelve months. The Bank's methodology for determining the adequacy of the Allowance is based on a consistent and comprehensive analysis that is performed quarterly by management. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

    The Bank uses four different methodologies to determine the adequacy of the Allowance: (1) the Migration Analysis; (2) the Adjusted Migration Analysis; (3) the Reasonableness Test; and (4) the Specific Allocation method.

    The Migration Analysis is a formula method based on the Bank's historical net charge-off experience for each pool of loans and undisbursed commitments graded Pass (less cash secured loans), Special Mention, Substandard, and Doubtful. The Bank's actual, historical net loss experience for twelve quarters is used in the formula. Changes in risk grades of both performing and nonperforming loans, charge-offs for the current period, and loan recoveries affect the amount of Allowance required under this method. The twelve-quarter formula used is designed to be self-correcting by taking into account the Bank's recent loss experience.

    In the Adjusted Migration Analysis, management makes adjustments to the required Allowance under the Migration Analysis, for various judgmental factors. Adjustments are made in a consistent manner, and result in additions to or subtractions from the required Allowance under the Migration Analysis. This method permits adjustments to the reserve factors used in the computation of the Migration Analysis, in the event in management's judgment, significant factors, which may affect the collectability of the loan portfolio as of the evaluation date, are not reflected in the migration reserve factors. The following judgmental factors are considered:

  •
  The Bank's historical loss experience.

  •
  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

  •
  Changes in national and local economic and business conditions and developments, including the condition of various market segments.

  •
  Changes in the nature and volume of the loan portfolio.

  •
  Changes in the experience, ability, and depth of lending management and staff.

  •
  Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans and troubled debt restructurings.

  •
  Changes in the quality of the Bank's loan review system and the degree of oversight by the Directors.

  •
  The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

  •
  The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in the Bank's loan portfolio.

    The Reasonableness Test is based on a national historical loss experience for each loan adversely graded Substandard, Doubtful, and Loss. The reserve factors applied under this method are: 15.0% for loans graded Substandard; 50.0% for loans graded Doubtful; and 100.0% for loans graded Loss. This method in not intended to substitute or override the Bank's other methodologies, but rather is used for comparative purposes.

    Under the Specific Allocation method, management establishes specific allowances for loans where management has identified significant conditions or circumstances related to a credit that are believed to indicate the probability that a loss may be incurred. The specific allowance amount is determined by a method prescribed by the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."  The Bank's actual historical repayment experience and the borrower's cash flow, together with an individual analysis of the collateral held on a loan, is taken into account in determining the allocated portion of the required Allowance under this method. As estimations and assumptions change, based on the most recent information available for a credit, the amount of the required specific allowance for a credit will increase or decrease. The migration reserve factor is used to determine the unallocated portion of the required Allowance under this method. By analyzing the identified credits on a quarterly basis, the Bank is able to adjust a specific allowance based upon the most recent information that has become available.

  Provision for loan losses, net charge-offs and allowance for loan losses

    The Bank's provision for loan losses is determined by management's assessment of the overall quality of the loan portfolio, and economic conditions. The Southern California economy has improved significantly in recent years. Real estate values in the Los Angeles area affected by a severe recession in prior years, have shown noticeable increase. The majority of the Bank's real estate loans are collateralized with a first deed of trust on commercial property, accordingly, another economic downturn could adversely affect the collateral values. The commercial loan portfolio remains widely diversified over many industries such as manufacturers and wholesalers of apparel and textile goods, other durable goods, electronics, food services, and many other kinds of retail and service industries.

    The provision for loan losses decreased $4.5 million or 132.4% to negative $1.1 million in 2000, from $3.4 million in 1999. The Bank had established an additional loan loss reserve of $7.9 million following the acquisition of KFBNY. Although the Bank had enough reserves with the additional reserve brought in, the Bank made a provision for loan losses of $400,000 during the third quarter of 2000, because of an identified high-risk exposure loan, which was deteriorating rapidly. However, at the end of the year 2000, the Bank recaptured $1.5 million of loan loss provisions due to excessive loan loss reserve. Nonaccrual loans increased $0.5 million or 33.3% to $2.0 million at year-end 2000 from $1.5 million at year-end 1999. Net loan charge-offs slightly decreased to $2.5 million in 2000, compared to $2.7 million in 1999. Loan charge-offs increased $3.7 million or 127.6% to $6.6 million in 2000 from $2.9 million in 1999. Approximately $3.5 million or 53.0% of total charge-offs loans were those from KFBNY. The recovery also increased $3.8 million or 1674% to $4.0 million in 2000 from $227,000 in 1999. Approximately $3.5 million in KFBNY loans were charged off after the closing of the acquisition. However, approximately $3.6 million in KFBNY loans were recovered during the year 2000, of which some were not anticipated. Those recoveries include loans that were charged off after the acquisition as well as certain loans charged off prior to the acquisition.

    The provision for loan losses increased $2.0 million or 137.4% to $3.4 million in 1999, from $1.4 million in 1998, mainly due to several larger loans that were downgraded or charged off during 1999, and partly due to the increase in the Bank's loan volume Nonaccrual loans decreased to $1.5 million at year-end 1999 from $2.3 million at year-end 1998. Over $2.9 million of loans were charged off during 1999 that were on nonaccrual status.

  Income Taxes

    The Bank's effective tax rate for 2000 was 39%, compared to 29% in 1999 and 35% in 1998. During 2000, the Bank recognized net income tax expenses of $6.8 million compared to $1.7 million for 1999. At December 31, 1999, the Bank had federal and California net operating loss carryforwards of approximately $8,428,000 and $8,386,000, respectively, which will continue through 2008. The Bank experienced an ownership change on July 15, 1994, resulting in an annual limitation that can be utilized to offset future taxable income of approximately $83,000. Also, at December 31, 2000, the Bank had federal and New York net operating loss carryforwards related to the purchase of KFBNY that occurred on February 25, 2000, both approximating $7.7 million, which will expire through 2019.

  Deposits

    The Bank's deposits consist of demand deposits, savings deposits, money market, super-NOW, and time deposits with various maturities. At December 31, 2000, the Bank had $192.8 million in total noninterest bearing demand deposit; $82.0 million in interest bearing demand deposits; $49.8 million in savings; and $203.0 million in total time certificate of deposits. A total of $125.7 million of the deposits was in the form of certificates of deposit in denominations of $100,000 or more as of December 31, 2000. Of the Bank's deposits, 61.9% were time and savings deposits (including money market deposit accounts) and 38.1% were demand deposits and other transaction account (including NOW accounts).

    Total deposits increased $207.8 million, or 65.0% to $527.7 million at December 31, 2000, from $319.9 million at December 31, 1999. The average deposits increased $148.6 million or 53.0% to $428.9 million at December 31, 2000 from $280.3 million at December 31, 1999. Non-interest bearing deposits increased $77.2 million or 66.8% to $192.8 million at December 31, 2000 from $115.6 million at December 31, 1999. Approximately $30.7 million or 39.8% of the total increase in non-interest bearing deposits was attributable to the three branches acquired in the KFBNY transaction. Interest-bearing deposits increased $130.6 million or 63.9% to $334.9 million at December 31, 2000, from $204.3 million at December 31, 1999. The increase in deposits partly resulted from the acquisition of the three branches of KFBNY, and growth of those branches as well as of existing branches. Approximately $67.2 million or 32.3% of total increase was contributed by three newly acquired branches. The deposits in the New York region increased over 37.7% in 2000, and accounted for 27.4% of the Bank's total deposits. Noninterest-bearing deposits accounted for 36.5% of total deposits at 2000 year-end, which is slightly higher than previous level. Time deposits were 38.5% of total deposits. Time deposits of $100,000 or more increased 64.1% and other time deposits increased 49.2% in 2000. Savings deposits and other interest-bearing demand deposits increased 29.4% and 119.8% in 2000, respectively.

    Total deposits for the year ended December 31, 1999 increased $70.6 million or 28.3% from $249.3 million at December 31, 1998. Average total deposits increased $148.6 million or 53.0% in 1999 as compared with $188.4 million in 1998. Non-interest bearing deposits increased $25.7 million or 28.6% and interest-bearing deposits increased $44.9 million or 28.1% at December 31, 1999 from December 31, 1998 levels. Non-interest bearing deposits increased $35.8 million or 66.2% and interest-bearing deposits increased $54.4 million or 52.5% at December 31, 1998 from December 31, 1997. A majority portion of these increases resulted from new business from the branches opened in 1998, especially from Flushing New York, and the remaining increase resulted from internal growth. The Flushing New York branch's deposits in 1999 increased over 22.7% from the previous year when it was acquired by the Bank. Noninterest-bearing deposits accounted for 36.1% of total deposits at 1999 year-end, which is the same level 1998 year-end. Time deposits were 40.2% of total deposits in 1999 and they represented the single largest source of funds for the Bank in 1999. Time deposits of $100,000 or more increased 41.9% and other time deposits increased 17.0% in 1999. Savings deposits increased 77.7% in 1999 as compared to 1998, but interest-bearing deposits decreased 11.7% during the year. This decrease was due to one large money market account that was transferred out at 1999 year-end. The balance of the particular account had fluctuated through the year.

    While the Bank's deposits vary with local and national economic conditions, management does not believe that the deposits are seasonal in nature. The following table shows the maturity schedule of certificates of deposit of the Bank for $100,000 or more, for the years indicated (dollars in thousands).

	December 31,
	2000		1999		1998
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$93,549	46.1%	$63,452	49.4%	$44,191	44.5%
Over three months through six months	47,956	23.6%	25,322	19.7%	22,556	22.7%
Over six months through twelve months	58,721	28.9%	36,598	28.5%	28,747	29.0%
Over twelve months	2,772	1.4%	3,057	2.4%	3,796	3.8%

Total time certificate of deposits	$202,998	100.0%	$128,429	100.0%	$99,290	100.0%

    The following table sets forth information for the periods indicated regarding the balances of the Bank's deposits by category.

	December 31,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$192,837	36.5%	$115,624	36.1%	$89,919	36.1%
Demand, interest bearing	82,043	15.5%	37,288	11.7%	39,418	15.8%
Savings	49,831	9.5%	38,529	12.0%	21,683	8.7%
Time certificates of deposit	202,998	38.5%	128,428	40.2%	98,290	39.4%

Total Deposits	$527,709	100.0%	$319,869	100.0%	$249,310	100.0%

  Other Borrowings

    On September 31, 1999, the Bank issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9 percent, maturing on September 30, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the notes prior to their maturity as of or after September 30, 2002. The notes qualify as Tier 2 risk-based capital under the Office of the Comptroller of the Currency guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2000, $2.6 million, which represents 60% of the total outstanding amount of the notes, qualified as risk-based capital.

    During 2000, the Bank established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds, Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loans and/or secuirities, with a market value at least equal to outstanding advances. At December 31, 2000, the Bank had $5.0 million of advances outstanding, all collaterized with securities pledged by the Bank, with amortized cost of $5.9 million. The borrowing has a seven-year, fixed rate term.

  Capital Resources

    Historically, the primary source capital for the Bank has been the retention of operating earnings. In order to ensure adequate levels of capital, the Bank conducts ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and level of risk. The Bank has considered, and the Company will consider, additional sources of capital as the need may arise, whether through the issuance of additional securities, debt or otherwise.

    Subsequent to the fiscal year end covering this report, On March 28, 2001, the Company completed an offering of $10 million in trust preferred securities through its wholly owned subsidiary, Nara Capital. Total shareholders' equity was $44.5 million at December 31, 2000. This represented an increase of $17.8 million or 66.7% total shareholders' equity at $26.7 million at December 31, 1999. During August of 2000, the Bank raised additional capital of $6.9 million through the issuance of 175,000 units, which one unit consisted of four shares of common stock plus a fully vested, immediately exercisable warrant to purchase an additional share of common stock. The warrant is a three year warrant to purchase a share of common stock at a price of $11, if exercised within one year, $12 if exercised after one and within two years, and $13 if exercised after two and within three years, from the date of grant.

    For 1999, total shareholders' equity increased $3.9 million or 17.1% over total shareholders' equity of $22.8 million at December 31, 1998.

    Tier 1 capital, shareholders' equity less intangible assets, was $42.7 million at December 31, 2000. This represented an increase of $17.6 million or 70.1% over total Tier 1 capital of $25.1 million at December 31, 1999. For 1999, Tier 1 capital increased $4.3 million, or 20.5% over Tier 1 capital of $20.7 million at December 31, 1998. During 1999, the Bank issued five year subordinated capital notes in the aggregate amount of $4.3 million.

  Liquidity Management

    Liquidity risk is the risk to earnings or capital resulting from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. It includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank's ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

    The objective of the Bank's liquidity management is to have funds available to pay anticipated deposit withdrawals and any other maturing financial obligations promptly and fully in accordance with their terms. Liquidity management involves the Bank's ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.

    In general, liquidity risk is managed daily by controlling the level of federal funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank. The sale of bonds maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

    For deposits, the Bank's primary source of funds, the Bank maintains a deposit policy under which the Bank endeavors to match its interest bearing liabilities to fund interest-earning assets as closely as possible. The Bank also endeavors to cover all volatile funds with liquid assets, as a method to ensure adequate liquidity. Thus, the Bank analyzes its deposits' maturity and interest rates in order to monitor and control the cost of funds and review the stability of its supply of funds.

    At times when the Bank has more funds than the amount it needs for its reserve requirements or short-term liquidity needs, it sells federal funds to other financial institutions. The Bank derived $3.5 million in income from sales of Federal Funds during the year ended December 31, 2000, and $2.1 million and $2.0 million in income from such sales during the year ended December 31, 1999 and 1998, respectively.

    On the other hand, when the Bank has less funds than its needed amount, the Bank is allowed to borrow funds from both its correspondent banks and the Federal Reserve Bank (FRB). The maximum allowed amount from the Bank's correspondent banks is $13 million on overnight basis. The maximum amount from the FRB discount window is 90% of the market value of the pledged security with the FRB, which was $2.6 million at December 31, 2000. The Bank also has an available borrowing line with Federal Home Loan Bank of up to 25% of the Bank's total assets.

    The Bank maintains a portion of its funds in interest-bearing cash deposits in other banks, funds loaned to other banks overnight (Federal funds sold), and investment securities available for sale. At December 31, 2000, the Bank's liquidity level was 31.1% totaling $187.4 million and reflecting a $108.6 million increase compared to a liquidity level of $78.8 million at 1999 year-end. The Bank's liquid assets included cash and cash equivalents, federal funds sold, interest-bearing deposits in other banks with maturities of one year or less, and available-for-sale investment securities not pledged. At

December 31, 2000, cash and cash equivalents totaled $132.7 million. This represented an increase of $70.0 million, or 111.6%, from a total of $62.7 million at December 31, 1999.

    Since the primary sources and uses of funds for the Bank are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of the Bank's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more the Bank relies on its loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Bank's assets. For 2000, the Bank's loan to deposit ratio averaged 73.6%, compared to an average ratio of 74.5% for 1999, and a ratio of 73.7% for 1998.

  Interest Rate Risk Management

    During periods of changing interest rates, the ability to reprice interest-earning assets and interest-bearing liabilities can influence net interest income, the net interest margin, and consequently, the Bank's earnings. Interest rate risk is managed by attempting to control the spread between rates earned on interest-earning assets and the rates paid on interest-bearing liabilities within the constraints imposed by market competition in the Bank's service area. Short-term repricing risk is minimized by controlling the level of floating rate loans and maintaining a downward sloping ladder of bond payments and maturities. Basis risk is managed by the timing and magnitude of changes to interest-bearing deposit rates. Yield curve risk is reduced by keeping the duration of the loan and bond portfolios relatively short. Options risk in the bond portfolio is monitored monthly and actions are recommended when appropriate.

    The Bank's management monitors the interest rate "sensitivity" risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between interest-earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

    Table below provides the Bank's maturity/repricing gap analysis at December 31, 2000. The Bank had a positive cumulative 180 day gap of $104.1 million at December 31, 2000. In theory, this would indicate that at December 31, 2000, $104.1 million more in assets than liabilities would re-price if there was a change in interest rates over the nest 180 days. If interest rates increase, the positive gap would ten to result in a higher net interest margin. If interest rates decrease, the positive gap would tend to result in an decrease in net interest margin.

Asset and Liability Maturity/Repricing Gap

(Dollars in thousands)

December 31, 2000	90 days Or less	Over 90 Days to 180 days	Over 180 Days to 365 days	Over 365 days
Total Investments	$117,281	$4,272	$1,961	$54,050
Total Loans	190,390	7,699	16,046	148,746

Total rate sensitive assets	307,671	11,971	18,007	202,796
TCD Deposits	93,599	47,955	58,672	2,772
Money Market and Supernow	37,000	—	—	45,043
Savings	35,769	1,201	2,241	10,620
Other Borrowing	—	—	—	9,300

Total rate sensitive liabilities	166,368	49,156	60,913	67,735
Periodic GAP	141,303	(37,185)	(42,906)	135,061

Cumulative GAP	$141,303	$104,118	$61,212	$196,273

    The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that the Bank reported a positive gap at December 31, 2000 does not necessarily indicate that, if interest rates increase, net interest income would decrease, or if interest rates decrease, net interest income would decrease.

    The Bank's management also utilizes the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of the Bank's net interest income is measured over a one year period.

    The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Bank's balance sheet. The following reflects the Bank's net interest income sensitivity analysis as of December 31, 2000:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+200 basis points	8.99%
+100 basis points	4.19%
-100 basis points	(3.58%)
+200 basis points	(-8.98%)

    The estimated sensitivity does not necessarily represent a Bank forecast and the results may not be indicative of actual changes to the Bank's net interest income. These estimates are based upon a number of assumptions including; the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cashflow. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

    The Company's primary market risk is interest rate risk. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time to maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. For greater discussion on the risk management of the Company, see Item 7.-" Management's Discussion and Analysis of Financial Condition and the Results of Operations—Interest Rate Risk Management".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Bank's Financial Statements, together with the report thereon of Deloitte & Touche LLP dated March 9, 2001, begin at page F-1 of this Report and contain the following:

    Independent Auditor's Report

    Statements of Financial Condition as of December 31, 2000 and 1999

    Statements of Income for the Three-Year Period Ended December 31, 2000

    Statements of Changes in Stockholders' Equity for the Three-Year Period Ended December 31, 2000

    Statements of Cash Flows for the Three-Year Period Ended December 31, 2000

    Notes to Financial Statements

    See "Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K" below for financial statements filed as a part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

    None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference is the information from the section entitled "Election of Directors" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000. Reference is also made in connection with the list of Executive Officers which is provided under Item 4(a), "Executive Officers of the Registrant."

Item 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information from the sections entitled "Election of Directors—Compensation of Board of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information from the section entitled "Beneficial Ownership of Principal Stockholders and Management" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information from the section entitled "Certain Transactions" from the Company's definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1 and 2. Financial Statements

    The financial statements listed on the Index to Financial Statements included under Item 8. "Financial Statements and Supplemental Data" are filed as part of this Form 10-K. All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and related notes.

(b)
Reports on Form 8-K

    None.

(c)
List of Exhibits

    The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, and 10.3.

Number	Description
2.1
Plan of Reorganization and Merger Agreement among Nara Bancorp, Inc., Nara Bank, N.A. and Nara Interim Bank, N.A. (incorporated herein by reference to Exhibit 2.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)
2.2	Agreement and Plan of Reorganization between Nara Bank, N.A., Korea First Bank of New York and Korea First Ltd., dated November 9, 1999*
3.1
Certificate of Incorporation of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November, 2000)
3.2	Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
4.1
Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
4.2	Subordinated Note Material**
4.3	Warrant Agreement**
4.4	Warrant Certificate**
10.1
Nara Bank, N. A. 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.2
Nara Bank, N.A. 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.3
Nara Bank, N.A. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.4	Lease for premises located at 118 Broad Avenue, Palisades Park, New Jersey.*
10.5	Lease for premises located at 29 West 30th Street, New York, New York.*
10.6	Lease for premises located at 138-02 Northern Blvd., Flushing, New York. *
10.7	Lease for premises located at 2250 Broadway, Oakland, California.*
10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, Califormia *
21.0	List of Subsidiaries *
23.1	Consent of Deloitte & Touche LLP*
24.1	Power of Attorney (included in the signature page hereof)

*
Filed herewith.

**
To be filed by amendment.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Nara Bank
Los Angeles, California:

    We have audited the accompanying statements of financial condition of Nara Bank (the "Bank") as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Nara Bank as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

March 9, 2001

NARA BANK

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2000 AND 1999

	2000	1999
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,980,310	$20,189,328
Federal funds sold	99,700,000	42,500,000

Total cash and cash equivalents	132,680,310	62,689,328
Interest-bearing deposits with other financial institutions	6,035,294	3,274,034
Securities available for sale, at fair value (Note 2)	54,914,606	16,047,035
Securities held to maturity, at amortized cost (fair value: 2000—$14,996,455; 1999—$16,140,614) (Note 2)	15,744,083	17,284,223
Interest-only strip, at fair value (amortized cost: 2000—$494,082; 1999—$573,515)	410,337	496,517
Loans held for sale, at the lower of cost or market		168,250
Loans receivable, net of allowance for loan losses: 2000—$7,880,857; 1999—$3,643,884 (Note 3)	354,822,848	235,119,175
Premises and equipment, net (Note 4)	5,816,759	4,719,147
Federal Home Loan Bank stock	251,600
Federal Reserve Bank stock	918,300	666,950
Other real estate owned	262,949	44,310
Accrued interest receivable	3,437,114	1,907,279
Servicing asset	1,061,139	892,877
Deferred income taxes, net (Note 7)	7,250,639	992,302
Customers' liabilities on acceptances	5,394,334	4,859,180
Cash surrender value (Note 9)	4,992,628	4,850,529
Goodwill and intangible assets, net	1,547,378	1,747,725
Other assets	6,121,574	3,139,536

TOTAL	$601,661,892	$358,898,397

LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS (Note 5):
Noninterest-bearing	$192,836,727	$115,623,519
Interest-bearing:
Savings deposits	49,830,769	38,528,628
Money market and other	82,043,130	37,288,132
Time deposits of $100,000 or more	125,711,805	76,624,977
Other time deposits	77,286,490	51,803,781

Total deposits	527,708,921	319,869,037
Borrowing from Federal Home Loan Bank (Note 2)	5,000,000
Subordinated notes (Note 6)	4,300,000	4,300,000
Accrued interest payable	3,754,811	1,591,486
Acceptances outstanding	5,394,334	4,859,180
Negative goodwill, net (Note 14)	5,516,231
Other liabilities (Note 9)	5,475,424	1,552,436

Total liabilities	557,149,721	332,172,139

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY (Notes 2, 8, 9, and 12):
Common stock, $3 par value; authorized, 10,000,000 shares; issued and outstanding, 5,461,929 and 4,403,753 shares at December 31, 2000 and 1999, respectively	16,385,787	13,211,259
Capital surplus	15,723,170	9,019,706
Retained earnings	12,114,836	4,652,655
Accumulated other comprehensive income—unrealized gain (loss) on securities available for sale and interest-only strips, net of taxes of $192,252 and $(111,325) in 2000 and 1999, respectively	288,378	(157,362)

Total stockholders' equity	44,512,171	26,726,258

TOTAL	$601,661,892	$358,898,397

See accompanying notes to financial statements.

NARA BANK

STATEMENTS OF INCOME

THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

	2000	1999	1998
INTEREST INCOME:
Interest and fees on loans	$33,975,124	$21,308,667	$15,264,197
Interest on investment securities	3,567,397	1,649,054	1,328,076
Interest on federal funds sold and interest-bearing deposits with other financial institutions	3,820,965	2,263,180	2,065,048

Total interest income	41,363,486	25,220,901	18,657,321

INTEREST EXPENSE:
Interest on deposits (Note 5)	13,689,099	7,808,879	6,107,496
Interest on subordinated notes and other borrowings	459,860	110,591

Total interest expense	14,148,959	7,919,470	6,107,496

NET INTEREST INCOME BEFORE (RECAPTURE OF) PROVISION FOR LOAN LOSSES	27,214,527	17,301,431	12,549,825
(RECAPTURE OF) PROVISION FOR LOAN LOSSES (NOTE 3)	(1,100,000)	3,395,000	1,430,000

NET INTEREST INCOME AFTER (RECAPTURE OF) PROVISION FOR LOAN LOSSES	28,314,527	13,906,431	11,119,825

OTHER OPERATING INCOME:
Service charges on deposit accounts	5,579,998	3,308,936	2,131,560
Other charges and fees	5,971,777	3,723,254	2,503,613
Net gain on sales of SBA loans	683,156	909,202	1,628,195
Gain on sales of securities	255	118,823	14,363
Gain (loss) on sales of premises and equipment	418,371	(819)	(8,302)
Amortization of negative goodwill (Note 14)	1,103,246

Total other operating income	13,756,803	8,059,396	6,269,429

OTHER OPERATING EXPENSES:
Salaries and employee benefits (Note 9)	13,634,045	8,170,937	5,995,997
Occupancy (Note 10)	3,340,480	1,880,845	1,425,987
Furniture and equipment	1,053,267	761,907	553,146
Advertising	324,107	231,609	256,629
Communications	495,896	370,124	290,170
Data processing	1,324,544	1,432,060	960,623
Deposit insurance premium	99,443	28,391	18,816
Professional fees	1,346,891	936,075	771,256
Office supplies	493,871	403,342	310,219
Other	2,717,449	2,121,537	1,880,454

Total other operating expenses	24,829,993	16,336,827	12,463,297

EARNINGS BEFORE INCOME TAX PROVISION	17,241,337	5,629,000	4,925,957
INCOME TAX PROVISION (Note 7)	6,784,274	1,657,199	1,730,365

NET EARNINGS	$10,457,063	$3,971,801	$3,195,592

EARNINGS PER SHARE (Note 13):
Basic	$2.09	$0.84	$0.68
Diluted	$1.98	$0.80	$0.64

See accompanying notes to financial statements.

NARA BANK

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
BALANCE, JANUARY 1, 1998	4,045,332	$12,135,996	$6,884,525	$588,283	$19,407
Comprehensive income:
Net income				3,195,592		$3,195,592
Other comprehensive income—
Change in unrealized gain (loss) on securities available for sale and interest-only strips, net of tax					(18,468)	(18,468)

Comprehensive income						$3,177,124

BALANCE, DECEMBER 31, 1998	4,045,332	12,135,996	6,884,525	3,783,875	939
Stock options exercised	34,000	102,000	5,423
Stock dividend	324,421	973,263	2,129,758	(3,103,021)
Comprehensive income:
Net income				3,971,801		$3,971,801
Other comprehensive income—
Change in unrealized gain (loss) on securities available for sale and interest-only strips, net of tax					(158,301)	(158,301)

Comprehensive income						$3,813,500

BALANCE, DECEMBER 31, 1999	4,403,753	13,211,259	9,019,706	4,652,655	(157,362)

See accompanying notes to financial statements

(Continued)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income
BALANCE, DECEMBER 31, 1999	4,403,753	$13,211,259	$9,019,706	$4,652,655	$(157,362)
Issuance of common stock	700,000	2,100,000	4,768,110
Stock options exercised	5,837	17,511	(2,511)
Stock dividend	352,339	1,057,017	1,937,865	(2,994,882)
Comprehensive income:
Net income				10,457,063		$10,457,063
Other comprehensive income—
Change in unrealized gain on securities available for sale and interest-only strips, net of tax					445,740	445,740

Comprehensive income						$10,902,803

BALANCE, DECEMBER 31, 2000	5,461,929	$16,385,787	$15,723,170	$12,114,836	$288,378

See accompanying notes to financial statements.

(Continued)

	2000	1999	1998
DISCLOSURE OF RECLASSIFICATION AMOUNT FOR DECEMBER 31:
Unrealized gain (loss) on securities available for sale and interest-only strips:
Unrealized holding gains (losses) arising during year, net of tax expense (benefit) of $265,486 in 2000, $(58,005) in 1999, and $(6,567) in 1998	$398,233	$(87,007)	$(9,850)
Reclassification adjustment for (losses) gains included in net income, net of tax (benefit) expense of $(31,674) in 2000, $47,529 in 1999, and $5,745 in 1998	(47,507)	71,294	8,618

Net change in unrealized gain (loss) of securities available for sale and interest-only strips, net of tax expense (benefit) of $297,160 in 2000, $(105,534) in 1999, and $(12,312) in 1998	$445,740	$(158,301)	$(18,468)

See accompanying notes to financial statements.

(Concluded)

NARA BANK

STATEMENTS OF CASH FLOWS

THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,457,063	$3,971,801	$3,195,592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization, and accretion	(183,610)	374,931	(3,080)
Provision for investment valuation		(212,515)	212,515
(Recapture of) provision for loan losses	(1,100,000)	3,395,000	1,430,000
Provision for other real estate owned	24,293	13,000	9,778
Proceeds from sales of SBA loans	14,902,798	18,185,262	18,749,762
Net gain on sales of SBA loans	(683,156)	(909,202)	(1,628,195)
Gain on sale of other real estate owned	(18,658)
(Gain) loss on premises and equipment	(418,371)	819	8,302
Originations of SBA loans	(14,126,452)	(14,379,951)	(15,359,274)
Deferred income tax benefit	(1,178,107)	282,768	(58,950)
Gain on sales of securities available for sale	(255)	(118,823)	(14,363)
Increase in accrued interest receivable	(1,227,714)	(708,717)	(192,030)
Increase in other assets	(2,994,322)	(1,971,322)	(498,510)
Increase in accrued interest payable	1,672,048	275,942	328,474
Increase (decrease) in other liabilities	2,936,496	697,778	(495,587)

Net cash provided by operating activities	8,062,053	8,896,771	5,684,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(88,315,418)	(76,894,301)	(50,552,943)
Net increase in cash surrender value	(142,099)	(132,788)	(96,986)
Purchases of premises and equipment	(1,173,076)	(583,022)	(1,446,750)
Proceeds from disposition of premises and equipment	13,725,264
Proceeds from matured, called, or sold securities available for sale	1,711,229	6,266,292	3,940,000
Proceeds from matured or called securities held to maturity	2,000,000	500,000	2,752,800
Purchases of securities available for sale	(29,774,204)	(15,037,751)
Purchases of securities held to maturity		(7,486,797)	(4,832,890)
Decrease (increase) in interest-only strip	79,433	(4,655)	(119,519)
(Increase) decrease in interest-bearing deposits with other financial institutions	(2,761,260)	(2,748,444)	1,218,793
Proceeds from sales of other real estate owned	223,670	13,529	295,711
Purchases of Federal Reserve Bank stock	(251,350)	(96,300)	(276,250)
Purchase of Federal Home Loan Bank stock	(251,600)
Consideration (paid) received for business combination	(8,699,445)		6,991,934
Cash and cash equivalents acquired from business combination	23,634,963		806,427

Net cash used in investing activities	(89,993,893)	(96,204,237)	(41,319,673)

See accompanying notes to financial statements.

(Continued)

	2000	1999	1998
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$140,039,712	$70,559,798	$69,260,519
Proceeds from issuance of common stock	6,868,110
Proceeds from issuance of subordinated notes		4,300,000
Proceeds from exercise of stock options	15,000	107,423
Proceeds from Federal Home Loan Bank borrowing	5,000,000

Net cash provided by financing activities	151,922,822	74,967,221	69,260,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,990,982	(12,340,245)	33,625,280
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	62,689,328	75,029,573	41,404,293

CASH AND CASH EQUIVALENTS, END OF YEAR	$132,680,310	$62,689,328	$75,029,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$16,312,285	$7,643,528	$5,602,398
Income taxes paid	$6,649,512	$1,580,000	$2,472,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$447,944	$57,310	$243,009
Transfer of securities from held to maturity to available for sale		$4,645,127
Transfer of retained earnings to common stock for stock dividend	$2,994,882	$3,103,021
The Bank purchased certain assets and assumed certain liabilities of Korea First Bank of New York ("KFB")
In conjunction of the acquisition, net assets were purchased as follows:
Fair value of assets acquired	$84,253,449
Fair value of liabilities assumed	68,934,527
Cash paid for the acquisition	8,699,445
Negative goodwill	6,619,477

(Concluded)

NARA BANK

NOTES TO FINANCIAL STATEMENTS

THREE-YEAR PERIOD ENDED DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nara Bank (the "Bank"), a national association organized under the laws of the United States, maintains twelve branch operations and three loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, and surrounding areas. The Bank's primary source of revenue is from providing financing for business working capital, commercial real estate and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices in the banking industry.

    Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks and federal funds sold, all of which have maturities less than 90 days. The Bank is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act. Such reserves were approximately $14,467,000 and $7,383,000 at December 31, 2000 and 1999, respectively.

    Investment Securities—Investment securities are classified into one of three categories and accounted for as follows:

  (i)
  Securities that the Bank has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. Unrealized gains and losses are recognized in earnings; and

  (iii)
  Securities not classified as held to maturity or trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity as accumulated other comprehensive income.

    Accreted discounts and amortized premiums on investment securities are included in interest income, and unrealized and realized gains or losses related to the holding or selling of securities are calculated using the specific identification method.

    Loans—Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals. Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

    Certain Small Business Administration ("SBA") loans that may be sold prior to maturity have been designated as held for sale and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the gain is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Bank receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing costs over the estimated life of the loan, discounted at the rate of the related note plus 1 percent and a range of CPR from 10 percent to 16 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Bank has capitalized $327,459 and $459,029 of servicing assets during 2000 and 1999, respectively, and amortized $159,197, $35,438, and $125,723 during the years ended December 31, 2000, 1999, and 1998, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment. No impairment existed at December 31, 2000 and 1999.

    An interest-only strip is recorded based on the present value of the excess of the total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strip is accounted for at the estimated fair value, with unrealized gain or loss, net of tax, recorded as an adjustment in accumulated other comprehensive income in stockholders' equity.

    The Bank offers direct financing leases to customers whereby the assets leased are acquired without additional financing from other sources. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees, and related direct costs associated with the origination or purchase of leases.

    Allowance for Loan Losses—Loan losses are charged and recoveries are credited to the allowance account. Additions to the allowance account are charged to provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb potential losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors.

    A loan is considered impaired when management determines that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The amount of the impairment and any subsequent changes are recorded through the provision for loan losses as an adjustment to the allowance for loan losses. Impairment is measured either based on the present value of the loan's expected future cash flows or the estimated fair value of the collateral.

    Other Real Estate Owned—Other real estate owned (OREO), which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

    Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on buildings, furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 5 to 40 years.

    Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. An accelerated method of depreciation is followed, as appropriate, for federal income tax purposes.

    Goodwill and Intangible Assets—Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a period of up to 15 years. Core deposit premiums arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, currently seven years.

    Income Taxes—Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment.

    Earnings per Share ("EPS")—Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for 1999 and 1998 was retroactively restated, reflecting the 2000 stock dividend.

    Stock-Based Compensation—Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosure of net income and earnings per share is provided as if the fair value-based method had been applied (see Note 8).

    Impairment of Long-Lived Assets—The Bank evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated sale value.

    Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Recent Accounting Pronouncements—In September 2000, Statement on Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Bank's results of operations, financial position, or cash flows.

    Reclassifications—Certain reclassifications were made to the prior year's presentation to conform to the current year's presentation.

2. INVESTMENT SECURITIES

    The following is a summary of investment securities:

	At December 31, 2000
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
U.S. government	$28,328,202	$63,751	$100,444	$28,291,509
U.S. corporate bonds	24,296,510	569,898		24,866,408
Korean corporate bonds	1,725,519	31,170		1,756,689

	$54,350,231	$664,819	$100,444	$54,914,606

Held to Maturity
U.S. government	$13,068,177	$5,965	$487,317	$12,586,825
U.S. corporate bonds	2,675,906		266,276	2,409,630

	$15,744,083	$5,965	$753,593	$14,996,455

	At December 31, 1999
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for Sale
U.S. government	$11,051,458	$13,842	$163,361	$10,901,939
U.S. corporate bonds	3,486,420		70,028	3,416,392
Korean corporate bonds	1,700,847	27,857		1,728,704

	$16,238,725	$41,699	$233,389	$16,047,035

Held to Maturity
U.S. government	$14,657,246	$—	$838,030	$13,819,216
U.S. corporate bonds	2,626,977		305,579	2,321,398

	$17,284,223	$—	$1,143,609	$16,140,614

    As permitted with adoption of SFAS No. 133, the Bank, during 1999, reclassified Korean Corporate bonds with a book value of $6,302,726 and an estimated fair value of $5,870,993 at December 31, 1999 from the held to maturity to the available for sale portfolio. During 1999, the Bank sold four of these securities with a book value of $4,645,127 for $4,763,950. At the time of sale, unrealized gains of $118,823 in accumulated other comprehensive income were reclassified into earnings.

    The amortized cost and estimated fair value of investment securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Held to maturity:
Due after one year through five years	$7,491,850	$7,466,275
Due after five years through ten years	2,002,758	1,968,380
Due after ten years	6,249,475	5,561,800

	$15,744,083	$14,996,455

Available for sale:
Due within one year	$7,300,178	$7,310,559
Due after one year through five years	19,099,694	19,417,699
Due after five years through ten years	15,400,204	15,665,621
Due after ten years	12,550,155	12,520,727

	$54,350,231	$54,914,606

    Securities with amortized cost of approximately $4,222,000 and $3,518,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

    At December 31, 2000, securities with amortized cost of approximately $5,854,000 were pledged as collateral for borrowing from Federal Home Loan Bank of $5,000,000. This borrowing pays an interest rate of 6.7 percent and has a term of seven years maturing in October 2007.

3. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

    The following is a summary of loans by major category at December 31, 2000 and 1999:

	2000	1999
Commercial loans	$136,059,078	$95,115,257
Real estate loans	177,849,052	103,311,422
Consumer loans	45,488,385	35,295,124
Lease financing	3,484,004	5,127,564

	362,880,519	238,849,367
Unamortized deferred loan fees, net of costs	(176,814)	(86,308)
Allowance for loan losses	(7,880,857)	(3,643,884)

Loans receivable, net	$354,822,848	$235,119,175

    At December 31, 2000 and 1999, the Bank had $58,016,154 and $54,614,668, respectively, of loans sold to unaffiliated parties for which it performs servicing.

    Management believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management's estimates are based on previous loan loss experience; volume, growth, and composition of the loan portfolio; the value of collateral; and current economic conditions. The Bank's lending is concentrated in consumer, commercial, and real estate loans in Los Angeles, San Jose, New York City, Seattle, and surrounding areas. Although management believes the level of the allowance is adequate to absorb losses inherent in the loan portfolio, declines in the local economy as well as other unforeseen events may result in increasing losses that cannot reasonably be predicted at this date.

    Activity in the allowance for loan losses is as follows:

	2000	1999	1998
Balance, beginning of year	$3,643,884	$2,961,127	$2,137,983
(Recapture of) provision for loan losses	(1,100,000)	3,395,000	1,430,000
Allowance acquired in business acquisition	7,877,565		285,330
Loans charged off	(6,576,691)	(2,938,939)	(1,014,923)
Recoveries of charge-offs	4,036,099	226,696	122,737

Balance, end of year	$7,880,857	$3,643,884	$2,961,127

    At December 31, 2000 and 1999, the Bank had classified $2,197,903 and $2,714,416, respectively, of its commercial and real estate loans as impaired with specific reserves of $1,916,609 and $1,032,042, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000, 1999, and 1998 was $4,162,968, $3,109,366, and $3,658,999, respectively. It is generally the Bank's policy to place loans on nonaccrual status when they are 90 days past due. At December 31, 2000, loans on nonaccrual status totaled $2,038,345, compared to $1,523,216 at December 31, 1999. Interest income of $143,993, $170,260, and $278,684 was recognized on impaired loans during the years ended December 31, 2000, 1999, and 1998, respectively.

    The following is an analysis of loans to directors of the Bank and their affiliates as of December 31, 2000. All such loans were made under terms that are consistent with the Bank's normal lending policies:

	2000	1999
Outstanding balance, beginning of year	$1,906,000	$376,000
Credit granted	75,000	1,770,000
Repayments	(1,087,000)	(240,000)

Outstanding balance, end of year	$894,000	$1,906,000

    Income from these loans totaled approximately $97,000, $86,000, and $40,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

4. PREMISES AND EQUIPMENT

    Premises and equipment at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Land	$538,983
Building	2,423,592	$1,952,644
Equipment, furniture, and fixtures	4,305,915	3,227,671
Leasehold improvements	3,270,912	1,808,847

	10,539,402	6,989,162
Accumulated depreciation and amortization	(4,722,643)	(2,270,015)

	$5,816,759	$4,719,147

5. DEPOSITS

    Time deposits by maturity dates are as follows at December 31, 2000 and 1999:

	2000	1999
Less than three months	$93,549,000	$63,452,000
After three to six months	47,956,000	25,322,000
After six months to twelve months	58,721,000	36,598,000
After twelve months	2,772,000	3,057,000

Total	$202,998,000	$128,429,000

    Interest expense for certificates of deposit of $100,000 or more amounted to $6,398,715, $3,081,634, and $2,579,322 in 2000, 1999, and 1998, respectively.

6. SUBORDINATED NOTES

    At December 31, 2000 and 1999, the Bank had subordinated capital notes outstanding of $4,300,000 with a stated interest rate of nine percent, maturing on September 30, 2004. Interest on the notes is payable quarterly, and no scheduled payments of principal are due prior to maturity. The Bank may redeem the notes prior to their maturity on or after September 30, 2002.

    The notes qualify as Tier 2 risk-based capital under the Office of the Comptroller of the Currency guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2000, $2,580,000 of the notes qualified as risk-based capital.

7. INCOME TAXES

    A summary of income tax provision (benefit) for 2000, 1999, and 1998 follows:

	Current	Deferred	Total
2000:
Federal	$6,224,067	$(1,024,972)	$5,199,095
State	1,738,314	(153,135)	1,585,179

	$7,962,381	$(1,178,107)	$6,784,274

1999:
Federal	$1,352,562	$267,151	$1,619,713
State	21,869	15,617	37,486

	$1,374,431	$282,768	$1,657,199

1998:
Federal	$1,712,645	$(112,977)	$1,599,668
State	76,670	54,027	130,697

	$1,789,315	$(58,950)	$1,730,365

    As of December 31, 2000 and 1999, the federal and state deferred tax assets (liabilities) are as follows:

2000	Federal	State	Total
Statutory bad debt deduction (more) less than financial statement provision	$(1,155,149)	$(3,029)	$(1,158,178)
Net operating loss carryforward	2,949,855	1,493,638	4,443,493
Tax depreciation less than financial statement depreciation	(59,686)	(19,794)	(79,480)
Loan loss—KFB	2,757,147	893,133	3,650,280
Litigation reserve—KFB	31,500	10,204	41,704
Nonaccrual interest	60,211	19,504	79,715
Deferred compensation	140,652	45,562	186,214
Loan charge-offs	151,821	49,180	201,001
Mark to market on loans held for sale		145	145
Unrealized gain on securities available for sale and interest-only strip	(168,221)	(24,031)	(192,252)
State taxes deferred and other	(13,138)	91,135	77,997

	$4,694,992	$2,555,647	$7,250,639

1999	Federal	State	Total
Statutory bad debt deduction (more) less than financial statement provision	$(179,126)	$394,999	$215,873
Net operating loss carryforward	281,989	85,352	367,341
Tax depreciation less than financial statement depreciation	(128,938)	(42,319)	(171,257)
Los Angeles Revitalization Zone (LARZ) credit carryforward		135,798	135,798
Deferred compensation	159,666	50,905	210,571
Loan charge-offs	147,483	47,021	194,504
Mark to market on loans held for sale	102,223	32,592	134,815
Unrealized loss on available for sale securities and interest-only strip	85,720	25,605	111,325
State taxes deferred and other	(206,668)		(206,668)

	$262,349	$729,953	$992,302

    A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2000	1999	1998
Statutory tax (benefit) rate	35%	35%	35%
State taxes, net of federal tax benefits	6	1	2
Reversal of tax accrual		(6)
Other	(2)	(1)	(2)

	39%	29%	35%

    At December 31, 2000, the Bank had federal and California net operating loss carryfowards relating to the Bank's ownership change that occurred on July 15, 1994 of approximately $746,000 and $704,000, respectively, which will expire through 2009. Also, at December 31, 2000, the Bank had federal and New York net operating loss carryfowards relating to the purchase of KFB that occurred on

February 25, 2000, both approximating $7,682,000, which will expire through 2019. Due to the ownership change in 1994 and 2000, the annual limitation that can be utilized to offset future taxable income approximates $83,000 and $497,000, respectively.

8. STOCKHOLDERS' EQUITY

    The Bank adopted a stock option plan in 1989 that was replaced by the Year 2000 Stock Option Plan, under which options may be granted to key employees and directors of the Bank. Options are exercisable in installments, which need not be equal, as shall be determined at the time of grant. Option prices may not be less than the fair market value at the date of grant. The Bank authorized a total of 700,000 shares under the plan as of December 31, 2000. After 10 years from grant, all unexercised options will expire.

    Activity in the stock option plans for the years ended December 31, 2000, 1999, and 1998 is as follows:

	2000		1999		1998
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding, beginning of year	397,200	$5.02	370,000	$4.87	370,000	$4.87
Prorate effect on options, due to stock dividend	31,776	4.64	31,200	4.91
Options granted			30,000	9.26
Options exercised	(5,837)	2.57	(34,000)	3.17

Options outstanding, end of year	423,139	4.67	397,200	5.02	370,000	4.87

Options exercisable at year-end	377,433	4.42	345,360	4.59	346,000	4.79

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$2.57 — $5.14	388,147	5.6 years	$4.32	363,955	$4.27
$8.57	34,992	8.1 years	8.57	13,478	8.57

	423,139	5.8 years	4.67	377,433	4.42

    Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant date, the Bank's net income and earnings per share for the years ended December 31, 2000, 1999, and 1998 would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net income:
As reported	$10,457,063	$3,971,801	$3,195,592
Pro forma	10,398,722	3,951,221	3,184,592
Earnings per share:
As reported:
Basic	$2.09	$0.84	$0.68
Diluted	1.98	0.80	0.64
Pro forma:
Basic	$2.08	$0.83	$0.67
Diluted	1.97	0.80	0.64

    The weighted-average fair value of options granted during 1999 was $3.44. No options were granted in 2000 and 1998. The fair value of options granted under the Bank's stock option plans during 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividends yield, expected volatility of 28 percent, risk-free interest rate of 6.4 percent, and expected lives of five years.

9. EMPLOYEE BENEFIT PLANS

    Deferred Compensation Plan—In 1996, the Bank established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2000 and 1999 amounted to $638,557 and $469,605, respectively, which are included in other liabilities. The Bank has insured the lives of certain officers and directors who participate in the deferred compensation plan, to assist in the funding of the deferred compensation liabilities. The Bank is the owner and beneficiary of the insurance policies. At December 31, 2000 and 1999, the cash surrender value of these policies was $4,992,628 and $4,850,529, respectively.

    401(k) Savings Plan—In 1996, the Bank established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed one year of service. The plan requires the Bank to match 50 percent of the participant contribution up to 8 percent of compensation during the plan year. Vesting in employer contributions is 20 percent after two years of service and 20 percent per year thereafter. Total employer contributions to the plan amounted to approximately $154,000, $105,000, and $47,000 for 2000, 1999, and 1998, respectively.

    Employees Stock Ownership Plan ("ESOP")—In 1996, the Bank established an ESOP, which is open to all eligible employees who have completed one year of service. The ESOP purchased 4,761, 5,000, and 4,993 shares of common stock at $11.63 to $18.50, $10.00, and $9.50 to $12.50 per share from outstanding stockholders during 2000, 1999, and 1998, respectively. The Bank's contribution to the ESOP was approximately $68,000, $52,000, and $52,000 for 2000, 1999, and 1998, respectively.

10. COMMITMENTS AND CONTINGENCIES

    The Bank leases its premises under noncancelable operating leases, and, at December 31, 2000, the future minimum rental commitments under these leases and other operating leases are as follows:

2001	$2,097,991
2002	1,672,517
2003	1,601,739
2004	1,639,300
2005	1,628,866
Thereafter	10,871,894

$19,512,307

    Rental expense recorded under such leases in 2000, 1999, and 1998 amounted to approximately $1,434,000, $1,057,000, and $586,000, respectively.

    In the normal course of business, the Bank is involved in various legal claims. Management has reviewed all legal claims against the Bank with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management's opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Bank.

    The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The Bank's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties.

    Commitments at December 31, 2000 are summarized as follows:

Commitments to extend credit	$87,894,607
Standby letters of credit	4,573,755
Other letters of credit	21,426,836

11. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2000
	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$132,680,310	$132,680,310
Interest-bearing deposits in other financial institutions	6,035,294	6,035,294
Securities available for sale	54,914,606	54,914,606
Securities held to maturity	15,744,083	14,996,455
Interest-only strips	410,337	410,337
Loans, net	354,822,848	352,830,520
Federal Reserve Bank stock	918,300	918,300
Federal Home Loan Bank stock	251,600	251,600
Servicing asset	1,061,139	1,061,139
Accrued interest receivable	3,437,114	3,437,114
Customers' liabilities on acceptances	5,394,334	5,394,334
Liabilities:
Noninterest-bearing deposits	$192,836,727	$192,836,727
Interest-bearing deposits	334,872,194	335,512,279
Borrowing from Federal Home Loan Bank	5,000,000	5,000,000
Subordinated notes	4,300,000	4,423,140
Accrued interest payable	3,754,811	3,754,811
Bank's liabilities on acceptances	5,394,334	5,394,334
	December 31, 1999
	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$62,689,328	$62,689,328
Interest-bearing deposits in other financial institutions	3,274,034	3,274,034
Securities available for sale	16,047,035	16,047,035
Securities held to maturity	17,284,223	16,140,614
Interest-only strips	496,517	496,517
Loans, net	235,287,425	240,557,662
Federal Reserve Bank stock	666,950	666,950
Servicing asset	892,877	892,877
Accrued interest receivable	1,907,279	1,907,279
Customers' liabilities on acceptances	4,859,180	4,859,180
Liabilities:
Noninterest-bearing deposits	$115,623,519	$115,623,519
Interest-bearing deposits	204,245,518	204,274,772
Subordinated notes	4,300,000	4,297,873
Accrued interest payable	1,591,486	1,591,486
Bank's liabilities on acceptances	4,859,180	4,859,180

    The following methods and assumptions were used by the Bank in estimating the fair values of its financial instruments:

    Cash and Cash Equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

    Interest-Bearing Deposits in Other Financial Institutions—The carrying amounts approximate fair value due to the short-term nature of these investments.

    Investment Securities—The fair values of investment securities are generally obtained from market bids from similar or identical securities, or are obtained from independent securities brokers or dealers.

    Interest-Only Strips—The fair value of interest-only strips is calculated by bank management based on the present value of the excess of total servicing fees over the contractually specified servicing fee for the estimated life of loans that were sold, discounted at the effective interest rate.

    Loan Servicing Asset—The fair value of the loan servicing asset is based on the present value of the contractually specified servicing fee, net of servicing cost, for the estimated life of the loans the Bank sold, based upon approximate prepayment speed, discounted by the effective interest rate.

    Loans—To estimate the fair value of loans receivable, the portfolio was divided between loans with fixed and variable interest terms.

    The fair value of loans was estimated by taking into account both credit and interest risks. Credit risk was adjusted to the loans based on the Bank's migration analysis. Interest risk was adjusted to only fixed loans, while the loans with variable interest rates were assumed to have no interest risk.

    The interest risk adjustment for fixed loans was estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of nonperforming loans was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. The estimated fair value is net of allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

    Federal Reserve Bank Stock—The carrying amount approximates fair value, as the stocks may be sold back to the Federal Reserve Bank at carrying value.

    Federal Home Loan Bank Stock—The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank at carrying value.

    Customers' Liabilities on Acceptances—The carrying amount approximates fair value due to the short-term maturities of these instruments.

    Deposits—The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Thus, the carrying amount of such deposit liabilities is a reasonable estimate of fair value. For fixed-maturity certificates of deposit, the fair value is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

    Bank's Liabilities on Acceptances—The carrying amount approximates fair value due to the short-term maturities of these instruments.

    Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 2000 and 1999, the fair value for loan commitments and standby letters of credit is immaterial.

    The fair value estimates presented herein are based on pertinent information available to management at December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12. REGULATORY MATTERS

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000 and 1999, the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 2000 and 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the institution's category.

    The Bank may not pay dividends or make any other capital distribution if, after making the distribution, the Bank would be undercapitalized. Based on the current financial status of the Bank, the Bank believes that such limitations and restrictions will not impair the Bank's ability to continue to pay dividends.

12. REGULATORY MATTERS (Continued)

    The Bank's actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total capital (to risk-weighted assets)	$50,605,875	11.9%	$34,034,034	> 8.0%	$42,542,543	> 10.0%
Tier I capital (to risk-weighted assets)	$42,676,414	10.0%	$17,017,017	> 4.0%	$25,525,526	> 6.0%
Tier I capital (to average assets)	$42,676,414	7.7%	$22,280,968	> 4.0%	$27,851,209	> 5.0%
As of December 31, 1999:
Total capital (to risk-weighted assets)	$32,066,749	11.5%	$22,329,232	> 8.0%	$27,911,541	> 10.0%
Tier I capital (to risk-weighted assets)	$25,135,893	9.0%	$11,164,616	> 4.0%	$16,746,924	> 6.0%
Tier I capital (to average assets)	$25,135,893	7.2%	$13,904,927	> 4.0%	$17,381,158	> 5.0%

13. EARNINGS PER SHARE

    Earnings per share as of December 31, 2000, 1999, and 1998 are as follows:

2000	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS—
Income available to common stockholders	$10,457,063	5,007,470	$2.09
Effect of dilutive securities—
Options		264,405	(0.11)

Diluted EPS—
Income available to common stockholders	$10,457,063	5,271,875	$1.98

1999
Basic EPS—
Income available to common stockholders	$3,971,801	4,743,224	$0.84
Effect of dilutive securities—
Options		207,969	(0.04)

Diluted EPS—
Income available to common stockholders	$3,971,801	4,951,193	$0.80

1998
Basic EPS—
Income available to common stockholders	$3,195,592	4,718,475	$0.68
Effect of dilutive securities—
Options		238,317	(0.04)

Diluted EPS—
Income available to common stockholders	$3,195,592	4,956,792	$0.64

14. ACQUISITION

    On February 25, 2000, KFB, a New York chartered bank, was acquired by the Bank in a transaction accounted for using the purchase method of accounting. The Bank purchased certain assets and assumed certain liabilities of KFB. The fair value of assets acquired and liabilities assumed was $84,253,449 and $68,934,527, respectively, and the Bank paid cash of $8,699,445. The Bank's financial information includes KFB from the date of acquisition. The recorded negative goodwill resulting from the acquisition is amortized over five years using the straight-line method and is summarized at December 31, 2000 as follows:

Negative goodwill	$6,619,477
Accumulated amortization	(1,103,246)

Negative goodwill, net	$5,516,231

    Supplemental information on the results of operations on a pro forma basis for the Bank and KFB is summarized as follows:

2000	(12 Months) Bank	(Through February 25) KFB	Pro Forma Adjustments	Pro Forma Combined
	(In thousands, except for per share amounts)
Interest income	$41,363	$881	$59	$42,303
Other operating income	13,757	399	14,156

Total revenues	$55,120	$1,280	$59	$56,459

Net earnings (loss)	$10,457	$(3,671)	$277	$7,063

Basic earnings per common share				$1.41

Diluted earnings per common share				$1.34

1999	(12 Months) Bank	(12 Months) KFB	Pro Forma Adjustments	Pro Forma Combined
	(In thousands, except for per share amounts)
Interest income	$25,221	$7,041	$380	$32,642
Other operating income	8,059	2,821		10,880

Total revenues	$33,280	$9,862	$380	$43,522

Net earnings (loss)	$3,972	$(4,825)	$1,788	$935

Basic earnings per common share				$0.20

Diluted earnings per common share				$0.19

    Pro forma adjustments primarily relate to the activities of the expatriates of KFB.

15. QUARTERLY FINANCIAL DATA (Unaudited)

    Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2000
Net interest income	$5,432	$6,528	$7,308	$7,947
Provision for (recapture of) credit losses			400	(1,500)
Net earnings	2,339	2,999	2,793	2,326
Basic earnings per common share	0.47	0.60	0.59	0.43
Diluted earnings per share	0.44	0.57	0.56	0.41
1999
Net interest income	$3,676	$3,788	$4,741	$5,096
Provision for credit losses	350	930	615	1,500
Net earnings	903	787	1,049	1,233
Basic earnings per common share	0.19	0.16	0.22	0.27
Diluted earnings per share	0.19	0.16	0.21	0.24

16. BUSINESS SEGMENT INFORMATION

    The Bank segregates its operations into three primary segments: Banking Operations, Trade Finance Services ("TFS"), and Small Business Administration Lending Services ("SBA"). The Bank determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

    Banking Operations—The Bank provides lending products, including commercial installment and real estate loans, to its customers.

    Trade Finance Services—The TFS department allows the Bank's import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.

    Small Business Administration Lending Services—The SBA department provides customers of the Bank access to the United States SBA guaranteed lending program.

	Business Segment
2000	Banking Operations	TFS	SBA	Bank
	(Dollars in Thousands)
Net interest income	$22,459	$2,049	$2,707	$27,215
Less (provision for) recapture of
loan losses	(1,400)	300		(1,100)
Other operating income	10,375	1,915	1,467	13,757

Net revenue	34,234	3,664	4,174	42,072
Other operating expenses	20,526	2,479	1,825	24,830

Earnings before taxes	$13,708	$1,185	$2,349	$17,242

Total assets	$486,949	$36,003	$78,710	$601,662

	Business Segment
1999	Banking Operations	TFS	SBA	Bank
	(Dollars in Thousands)
Net interest income	$13,408	$2,110	$1,783	$17,301
Less provision for loan losses	1,975	1,040	380	3,395
Other operating income	5,135	1,401	1,524	8,060

Net revenue	16,568	2,471	2,927	21,966
Other operating expenses	13,344	1,524	1,469	16,337

Earnings before taxes	$3,224	$947	$1,458	$5,629

Total assets	$280,272	$33,723	$44,903	$358,898

	Business Segment
1998	Banking Operations	TFS	SBA	Bank
	(Dollars in Thousands)
Net interest income	$9,645	$1,895	$1,010	$12,550
Less provision for loan losses	1,175	80	175	1,430
Other operating income	2,764	1,252	2,253	6,269

Net revenue	11,234	3,067	3,088	17,389
Other operating expenses	10,275	1,150	1,038	12,463

Earnings before taxes	$959	$1,917	$2,050	$4,926

Total assets	$219,091	$31,402	$25,633	$276,126

17. CORPORATE REORGANIZATION

    Nara Bancorp, Inc. (the "Company") became the holding company for the Bank, effective on December 5, 2000, with the Securities and Exchange Commission under the Securities Act of 1933. The Company had no shares of the its common stock outstanding as of December 31, 2000, and the Company had no operations in 2000. Effective February 2, 2001, upon the consummation of the reorganization of the Bank into holding company structure, each of the Bank's common shares at par value of $3 was exchanged for one share of the Company's common stock at par value of $0.001. The Company's only business is the holding of its investment in the Bank. The reorganization is being accounted for in a manner similar to a pooling of interests.

SIGNATURES

    In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

NARA BANCORP, INC
By:	/s/ BENJAMIN B. HONG	Benjamin B. Hong President & Chief Executive Officer
By:	/s/ BON T. GOO	Bon T. Goo Executive Vice President and Chief Financial Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ THOMAS CHUNG	March 30, 2001	Thomas Chung Director and Chairman of the Board
By:	/s/ BENJAMIN B. HONG	March 30, 2001	Benjamin B. Hong Director
By:	/s/ CHANG HEE KIM	March 30, 2001	Chang Hee Kim Director
By:	/s/ YONG HWAN KIM	March 30, 2001	Yong Hwan Kim Director
By:	/s/ HYON M. PARK	March 30, 2001	Hyon M. Park Director
By:	/s/ BRIAN B. WOO	March 30, 2001	Brian B. Woo Director

QuickLinks

Table of Contents
PART I
PART II
PART III
PART IV
NARA BANK STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2000 AND 1999
NARA BANK STATEMENTS OF INCOME THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
NARA BANK STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
NARA BANK STATEMENTS OF CASH FLOWS THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
NARA BANK NOTES TO FINANCIAL STATEMENTS THREE-YEAR PERIOD ENDED DECEMBER 31, 2000
SIGNATURES