Form 10-Q
period 2001-03-31
NARA BANCORP INC
filed 2001-05-15
CIK 1128361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
OR
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

NARA BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4849715 (IRS Employer Identification Number)
3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010
(Address of Principal executive offices) (ZIP Code)

(213) 639-1700
(Registrant's telephone number, including area code)

Nara Bank, N.A.
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of March 31, 2001, there were 5,471,857 outstanding shares of the issuer's Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,415,276	$32,980,310
Interest-bearing deposits in other banks	4,670,049	6,035,294
Investment securities	71,367,708	70,658,689
FRB Stock	918,300	918,300
Federal Home Loan Bank Stock	255,200	251,600
Interest-only strips (Note 2)	409,534	410,337
Federal funds sold	87,300,000	99,700,000
Loans receivable, net of allowance (Note 3)	392,775,138	354,822,848
Premises and equipment	5,872,225	5,816,759
Other real estate owned	—	262,949
Accrued interest receivable	4,384,374	3,437,114
Deferred income taxes, net	6,966,116	7,250,639
Customers' acceptance liabilities	3,206,353	5,394,334
Cash surrender value	5,040,184	4,992,628
Goodwill and intangible assets, net	1,497,291	1,547,378
Other assets	9,364,849	7,182,713

TOTAL	$620,442,597	$601,661,892

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$170,403,514	$192,836,727
Interest-bearing:
Money market and other	86,630,149	82,043,130
Savings deposits	56,618,019	49,830,769
Time deposits of $100,000 or more	141,955,638	125,711,805
Other time deposits	81,583,973	77,286,490

Total Deposits	537,191,293	527,708,921
Borrowing from Federal Home Loan Bank	5,000,000	5,000,000
Subordinated notes	4,300,000	4,300,000
Accrued interest payable	4,160,460	3,754,811
Acceptances outstanding	3,206,353	5,394,334
Negative goodwill, net	5,185,257	5,516,231
Trust Preferred Securities	9,656,500	—
Other liabilities	4,753,968	5,475,424

Total liabilities	573,453,831	557,149,721
Stockholders' equity:
Common stock, $0.001 par value; authorized, 10,000,000 shares; issued and outstanding, 5,471,857 and 5,461,929 shares at March 31, 2001 and December 31, 2000, respectively	5,472	5,462
Capital Surplus	32,200,973	32,103,495
Retained earnings	14,067,158	12,114,836
Accumulated other comprehensive income -unrealized gain on securities available for sale and interest-only strips, net of taxes of $476,775 and $192,252 at March 31, 2001 and December 31, 2000, respectively	715,163	288,378

Total stockholders' equity	46,988,766	44,512,171

Total liabilities and stockholders' equity	$620,442,597	$601,661,892

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2001 and 2000
(Unaudited)

	Three Months Ended March 31,
	2001	2000
INTEREST INCOME:
Interest and fees on loans	$10,097,991	$6,848,453
Interest on securities	1,354,450	659,215
Interest on other investments, including TCD with other financial institution	117,549	66,621
Interest on federal funds sold	1,140,313	580,329

Total interest income	12,710,303	8,154,619

INTEREST EXPENSE:
Interest expense on deposits	4,618,045	2,623,775
Interest on other borrowings	180,540	98,400

Total interest expense	4,798,585	2,722,175

Net interest income before provision for loan losses	7,911,718	5,432,444
Provision for loan losses	—	—

Net interest income after provision for loan losses	7,911,718	5,432,444

OTHER OPERATING INCOME:
Service charges on deposit accounts	1,430,401	1,133,917
Other charges and fees	1,389,330	1,369,051
Gain on sale of securities	—	255
Gain on sale of fixed assets	328	—
Gain on sale of OREO	35,555	—
Amortization of negative goodwill	330,974	—
Gain on sale of SBA loans	—	160,293

Total other operating income	3,186,588	2,663,515

OTHER OPERATING EXPENSE:
Salaries, wages and employee benefits	3,531,317	2,376,545
Net Occupancy expense	924,921	573,963
Furniture and equipment expense	306,642	204,020
Other operating expenses	1,965,350	1,378,205

Total other operating expense	6,728,230	4,532,733

EARNINGS BEFORE INCOME TAX PROVISION	4,370,076	3,563,226
INCOME TAX PROVISION	1,595,000	1,224,000

NET EARNINGS	$2,775,076	$2,339,226

EARNINGS PER SHARE
Basic	$0.51	$0.47
Diluted	$0.48	$0.44

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2001 and 2000
(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
BALANCE, DECEMBER 31, 2000	5,461,929	5,462	$32,103,495	$12,114,836	$288,378
Warrants exercised	7,928	8	87,200
Stock options exercised	2,000	2	10,278
Cash dividend declared				(822,754)
Comprehensive income:
Net Income				2,775,076		$2,775,076
Other comprehensive income—
Change in unrealized gain on securities available for sale and interest-only strips net of tax					426,785	426,785

Comprehensive income						$3,201,861

BALANCE, MARCH 31, 2001	5,471,857	$5,472	$32,200,973	$14,067,158	$715,163

BALANCE, DECEMBER 31, 1999	4,403,753	$4,404	$22,226,561	$4,652,650	$(157,362)
Comprehensive income:
Net Income				2,339,226		$2,339,226
Other comprehensive income—
Change in unrealized gain (loss) on securities available for sale and IO strips net of tax					478,387	478,387

Comprehensive income						$2,817,613

BALANCE, MARCH 31, 2000	4,403,753	$4,404	$22,226,561	$6,991,876	$321,025

	2001	2000
DISCLOSURE OF RECLASSIFICATION AMOUNT FOR MARCH 31:
Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains arising during year, net of tax expense of $248,023 in 2001 and $318,583 in 2000	$426,035	$477,874
Reclassification adjustment for losses included in net income, net of tax benefit of $500 in 2001 and $342 in 2000	(750)	(513)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax expense of $284,523 in 2001 and $318,925 in 2000	$426,785	$478,387

See accompanying notes to financial statements

STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net Earnings from Operations	$2,775,076	$2,339,226
Adjustment to reconcile net earnings
Depreciation, amortization, and accretion	125,138	123,070
Provision for loan losses	0	0
Proceeds from sales of SBA Loans	0	3,181,900
Origination of SBA Loans	(9,064,000)	(14,266,100)
Net gain on sale of SBA loans	0	(160,293)
Gain on sales of furniture and equipments	(328)	0
Increase in accrued interest receivable	(947,260)	(553,406)
(Increase) decrease in other assets	(107,458)	173,769
Increase (decrease) in accrued interest payable	405,649	(99,374)
(Decrease) increase in other liabilites	(3,636,377)	222,313

Net cash used in operating activities	(10,449,560)	(9,038,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(28,888,290)	(16,890,141)
Net increase in cash surrender value	(47,556)	(41,799)
Purchase of premises and equipment	(328,985)	(104,620)
Purchase of investment securities	(17,446,170)	(2,400,000)
Proceeds from sale of equipment	13,093	0
Proceeds from matured or called securities held to maturity	300,000	0
Proceeds from matured or called investment securities available for sale	17,282,873	0
Purchase of Federal Home Loan Bank Stocks	(3,600)	0
Decrease in interest-only strip	802	17,513
Purchase of interest-bearing deposits with other financial institutions	0	(1,077,000)
Proceeds from matured interest-bearing deposits with other institution	1,366,000	190,000
Cash paid for the acquisition of KFBNY	0	(8,699,445)
Cash & cash equivalents acquired from business combination	0	24,081,068

Net cash used in investing activities	(27,751,833)	(4,924,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,482,371	21,664,559
Issuance of Trust Preferred Securities	9,656,500	0
Proceeds from warrants exercised	87,200	0
Proceeds from stock option	10,288	0

Net cash provided by financing activities	19,236,359	21,664,559
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,965,034)	7,701,239
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,680,310	62,689,328

CASH AND CASH EQUIVALENTS, END OF YEAR	$113,715,276	$70,390,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$4,392,936	$2,330,925
Income Taxes Paid	$1,562,453	$0
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTMENT ACTIVITIES
The Bank purchased three branches of Korea First Bank of New York In conjunction of the acquisition, net liabilities were assumed as follows:
Fair value of assets acquired		$84,253,449
Cash paid for the acquisition		$8,699,445
Fair value of liabilities assumed		$68,934,527
Negative goodwill		$6,619,477

Notes to Financial Statements

1.  Basis of Presentation

    During the first quarter of 2001, Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the reorganization of the Bank into a holding company formation. Bancorp succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into the holding company structure, effective as of February 2, 2001. Prior to the completion of the reorganization, Bancorp had no material operations or assets. The Company's principal business is to serve as a holding company for the Bank and other banks or bank related subsidiaries, which the Company may establish or acquire.

    The consolidated financial statements included herein have been prepared by Nara Bancorp, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Nara Bancorp, Inc., ("Bancorp" or the "Parent"), together with its wholly owned subsidiaries, Nara Bank, N.A. (the "Bank"), and Nara Bancorp Capital Trust I ("Nara Capital"), and the Bank's wholly owned subsidiary, Nara Loan Center Corporation ("Loan Corporation"), is collectively referred to as the "Company". Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.

    In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended March 31, 2001. Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's 2000 Annual Report on Form 10-K.

2.  Interest-only Strips

    Certain Small Business Administration (SBA) loans that may be sold prior to maturity have been designated as held for sale and are recorded at the lower of cost of market value on an aggregate basis. Under Statement of Financial Accounting Standards ("SFAS") No. 125, the servicing fees on SBA loans sold are divided into two separate categories called "Servicing Assets" and "Interest-only Strip Receivable". The interest-only strip receivable is the interest income retained by the Bank that exceeds the contractually specified servicing fees (100 basis points). SFAS No. 125 treats this receivable as a financial asset and it should be subsequently measured like investments in debt securities classified as available-for-sales. SFAS No. 125 has been replaced by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". The Company will adopt SFAS No. 140 on April 1, 2001, and the adoption is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

3.  Dividends

    In May of 2000, the Bank paid an additional 9.0% stock dividend to its shareholders of record at the close of business on April 14, 2000. On March 21, 2001, the Company declared a $0.15 per share cash dividend payable on May 1, 2001 to shareholders of record at the close of business on April 24, 2001.

4.  Earnings Per Share

    Basic earnings-per-share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings-per-share reflects the potential dilution of securities that could share in the earnings.

    The weighted average numbers of shares outstanding for basic earnings per share were 5,446,890 and 5,007,470 for the three months ended March 31, 2001 and 2000, respectively. The calculation of fully diluted earnings per share assumes the issuance 365,274 and 264,405 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, upon conversion of the Company's potentially dilutive instruments. The weighted average number of shares outstanding for fully diluted earnings per share was 5,832,164 and 5,271,875 for the three months ended March 31, 2001 and 2000, respectively.

5.  Trust Preferred

    On March 28, 2001, Nara Capital Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, issued in a private placement transaction $10.0 million of 10.18% capital securities (the "Capital Securities"), which represent undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust (the "Common Securities") together with the Capital Securities (the "Trust Securities"). The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 10.18% junior subordinated deferrable interest debentures (the "Junior Subordinated Debentures") issued by the Company and engaging in certain other limited activities. The Junior Subordinated Debentures held by the Trust will mature on June 8, 2031, at which time the Company is obligated to redeem the Capital Securities.

    Holders of the Capital Securities are entitled to receive cumulative cash distributions, accumulating from March 28, 2001, the date of original issuance, and payable semi-annually in arrears on June 8 and December 8 of each year, commencing June 8, 2001, at an annual rate of 10.18% of the liquidation amount of $1,000 per Trust Security. The Company has the right under certain circumstances to defer payments of interest on the Junior Subordinated Debentures at any time and from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Junior Subordinated Debentures. If and for so long as interest payments on the Junior Subordinated Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and the Company will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to the Company's capital stock (which includes common and preferred stock) or to make any payment with respect to debt securities of the Company that rank equal with or junior to the Junior Subordinated Debentures.

    Upon the repayment on June 8, 2031, the stated maturity date, or prepayment prior to this date of the Junior Subordinated Debentures, the proceeds from such repayment or prepayment shall be applied to redeem the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption at the applicable redemption price. At maturity, the redemption price shall equal the principal of and accrued and unpaid interest on the Junior Subordinated Debentures. The Junior Subordinated Debentures will be prepayable prior to the maturity date either through special event or at the option of the Company. Special event, as defined in the indenture, redemption price is 106.09% of the principal payable in whole. Optional prepayment on or after June 8, 2011, in whole or in part, price is equal to 105.09% of the principal amount thereof on the prepayment date, declining ratably on each June 8 thereafter to 100% on or after June 8, 2021, plus accrued and unpaid interest thereon to the date of prepayment.

    The Company intends to use the proceeds to invest in the Bank to support future growth and possible acquisitions of complementary lines of business. Prior to such usage, the proceeds will be invested in short term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Bancorp is a bank holding company offering a full range of commercial banking and consumer financial services through the Bank. During the first quarter of 2001, Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the reorganization of the Bank into a holding company formation.

    The following is management's discussion and analysis of the major factors that influenced the Company's consolidated results of operations and financial condition for the three months ended March 31, 2001. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and with the unaudited financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

	At or for the Three Months Ended (Unaudited)
	3/31/2001	3/31/2000
AVERAGE BALANCES:
Average net loans	$378,327	$256,607
Average investment securities	75,722	34,749
Average assets	602,925	377,702
Average deposits	527,855	336,955
Average equity	46,116	27,942
PERFORMANCE RATIOS:
Return on average asset (1)	1.84%	2.48%
Return on average shareholders' equity (1)	24.07%	33.50%
Operating expense to average assets	1.12%	1.20%
Efficiency ratio (2)	60.62%	55.98%
Net interest margin (3)	5.9%	6.6%
CAPITAL RATIOS (4)
Leverage capital ratio (5)	9.19%	7.32%
Tier 1 risk-based capital ratio	11.40%	7.80%
Total risk-based capital ratio	13.19%	10.03%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.74%	2.49%
Allowance for loan losses to non-accrual loans	1,568.62%	452.35%
Total non-performing assets to total assets (6)	0.07%	0.37%

(1)
Calculations are based upon annualized net income.

(2)
Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)
Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)
The required ratios for a "well-capitalized" institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)
Calculations are based on average quarterly assets balances of the Bank

(6)
Non-performing assets include non-accrual loans and other real estate owned

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can

be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see "Item 1. Business—Business Considerations and Certain Factors That May Affect Our Results of Operation and Stock Price" contained in the Company's Form 10-K for the year ended December 31, 2000.

Dividends

    On March 21, 2001, the Company declared a $0.15 per share cash dividend payable on May 1, 2001 to shareholders of record at the close of business on April 24, 2001.

Trust Preferred Offering

    On March 28, 2001, the Company completed a private offering of $10 million of trust preferred securities, issued by Nara Capital as part of a pooled offering with several other financial institutions.

    The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of the Company. The Company intends to use the proceeds to invest in the Bank to support future growth and possible acquisitions of complementary lines of business. Upon investment to the Bank, the proceed is expected to qualify as Tier 1 Capital, increasing Bank's regulatory guidelines.

RESULTS OF OPERATION

Overview

    The Company's net income for the quarter ended March 31, 2001 was $2.8 million or $0.48 per diluted share compared to $2.3 million or $0.44 per diluted share for the quarter ended March 31, 2000. The increase in net income for 2001 as compared to 2000 was primarily attributable to a $2.5 million or 46.3% increase in net interest income before provision for loan losses.

    The annualized return on average assets was 1.84% for the first quarter of 2001 compared to a return on average assets of 2.48% for the first quarter of 2000, a decrease of 0.64%. This decrease is due to over 59.6% increase in average assets during the first quarter of 2001 over same period in 2000, whereas the net income only increased 21.7% over the same period. The annualized return on average equity was 24.07% for the first quarter of 2001, compared to a return on average equity of 33.48% for the same period in 2000, a decrease of 9.43%. This decrease is primarily due to an increase in average equity by over 65.2%, resulted from the capital offering in 2000.

Net Interest Income

    The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the average cost of interest-bearing deposits and borrowed funds.

    For the three months ended March 31, 2001, the Company's net interest income was $7.9 million. This represented an increase of $2.5 million or 46.3% over net interest income of $5.4 million for the three months ended March 31, 2000. Net interest margin decreased to 5.9% for the three months ended March 31, 2001, from 6.6% for the same period in 2000. This resulted from multiple rate cuts made by the Federal Reserve Bank during the first quarter of 2001, which affected the Company's fed funds rate significantly. In addition, net interest spread decreased to 4.1% for the three months ended March 31, 2001, from 5.1% for the same period in 2000. This was attributable to decrease in yield on interest-earning assets during the first quarter of 2001.

    The Bank's total interest income for the first quarter of 2001 increased $4.5 million or 54.9% to $12.7 million from $8.2 million in the first quarter of 2000. This increase reflected a greater volume of interest-earning assets, primarily resulting from the acquisition of KFBNY at the end of February of 2000. The yield on average interest-earning assets decreased to 9.4% for the three months ended March 31, 2001, from a yield of 9.9% for the three months ended March 31, 2000. Interest-earning assets averaged $539.4 million for the first three months of 2001, which represented an increase of $208.9 million or 63.2%, from $330.5 million for the first three months of 2000. Most of the decline in the yield came from a decrease in yield on Federal funds sold, which decreased to 5.8% for the three months ended March 31, 2001 from 6.7% for the same period in year 2000.

    The Company's interest expense on deposits for the quarter ended March 31, 2001 increased by approximately $2.0 million or 76.9% to $4.7 million from $2.6 million for the quarter ended March 31, 2000. This increase reflected an increase in the average volume of interest-bearing deposits and the costs related to those deposits. Average interest-bearing liabilities were $361.3 million for the first quarter of 2001, which represented an increase of $138.6 million or 62.2% from average interest-bearing liabilities of $222.7 million for the first quarter of 2000. The cost of average interest-bearing liabilities increased to 5.3% for the first quarter ended March 31, 2001, compared to a cost of 4.9% for the same period of 2000. Overall cost of deposits, especially on time certificates, increased during the second half of 2000 due to an increase in market rates.

    The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	March 31, 2001			March 31, 2000
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
	(Dollars in thousands)
Interest Earning Assets:
Net loans	$378,327	$10,098	10.7%	$256,607	$6,849	10.7%
Other investments	6,612	118	7.1%	4,508	67	5.9%
Securities	75,721	1,355	7.2%	34,749	659	7.6%
Federal funds sold	78,713	1,140	5.8%	34,669	580	6.7%
Total interest earning assets	$539,373	$12,711	9.4%	$330,533	$8,155	9.9%
Interest Bearing Liabilities:
Demand, interest-bearing	82,567	841	4.1%	47,739	475	4.0%
Savings	53,697	497	3.7%	35,780	314	3.5%
Time certificates of deposit.	215,710	3,280	6.1%	134,787	1,835	5.4%
Subordinated notes	4,300	97	9.0%	4,300	97	9.0%
Other borrowings	5,000	84	6.7%	82	1	8.0%
Total interest bearing Liabilities	$361,274	$4,799	5.3%	$222,688	$2,722	4.9%
Net interest income		$7,912			$5,433
Net yield on interest-earning assets			5.9%			6.6%
Net interest spread			4.1%			5.1%
Average interest-earning assets to average interest-bearing liabilities			149.3%			148.4%

    The following table shows changes in interest income and interest expense and the amount attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	March 31, 2001 over March 31, 2000
		Change due to
	Net Increase/ (Decrease)
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on net loans	$3,250	$1	$3,249
Interest on other investments	50	15	35
Interest on securities	696	(35)	731
Interest on fed funds sold	560	(66)	626
Total Interest income:	4,556	(85)	4,641
INTEREST EXPENSE
Interest on demand deposits	366	11	355
Interest on savings	183	18	165
Interest on time certificates of deposits	1,445	236	1,209
Interest on subordinated notes	0	0	0
Interest on others	82	0	82
Total Interest Expense:	$2,076	$265	$1,811

Provision for loan losses

    During the first quarter of 2001, the Bank made no provision for loan losses because of the high level of loan recoveries during the quarter. During the quarter $841,000 was recovered, of which $770,000, 92.0%, came from KFBNY loans that were charged off after the acquisition as well as certain loans charged off prior to the acquisition. The amount of recovery resulted in the Bank having an allowance for loan losses that was adequate to provide for the estimated losses inherent in the loan portfolio, and the loan growth for the quarter.

Other Operating Income

    Other operating income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from our letter of credit operations, and gain on sale of SBA loans.

    Other operating income increased $0.5 million or 18.5% to $3.2 million for the quarter ended March 31, 2001 from $2.7 million for the same period in 2000. Income received from service charges increased approximately $0.3 million or 27.3% to $1.4 million for the quarter ended March 31, 2001 from $1.1 million for the same period in 2000. This increase is mainly due to increase in transaction accounts. The breakdown of other operating income by category is reflected below:

	Three Months Ended	Increase (Decrease)		Three Months Ended
	3/31/01	Amount	Percent (%)	3/31/00
	(Dollars in thousands)
Other operating income
Service charges on deposits	$1,430	$296	26.1%	$1,134
Gain on sale of SBA loans	0	(160)	-100.0%	160
International service fee income.	561	(39)	-6.5%	600
Wire transfer fees	240	75	45.5%	165
Service fee income from SBA	169	3	1.8%	166
Earnings on cash surrender value.	72	5	7.5%	67
Lease income	0	(70)	-100.0%	70
Loan servicing fee income	29	(21)	-42.0%	50
Gain on sale of OREO	36	36	100.0%	0
Amortization of negative goodwill	331	331	100.0%	0
Others	319	67	27.0%	252
Total other operating income:	$3,187	$523	19.6%	$2,664

Other Operating Expenses

    Other operating expenses for the first quarter of 2001 increased approximately $2.2 million or 48.9% to $6.7 million from $4.5 million for the same period in 2000.

    Salaries and employee benefits expenses for the first quarter of 2001 increased $1.2 million or 48.6% to $3.5 million from $2.4 million for the same period in 2000. This increase was primarily due to expenses associated with additional employees added as a result of the Company's expansion, including the acquisition made at the end of the first quarter of 2000. The occupancy, furniture and equipment expenses for the first quarter of 2001 increased approximately $423,000 or 54.5% to $1.2 million from $778,000 for the same period in 2000. This increase is also a result of the Company's growth and geographic expansion. The breakdown on other operating expenses is reflected below:

	Three Months Ended	Increase (Decrease)		Three Months Ended
	3/31/01	Amount	Percent (%)	3/31/00
	(Dollars in thousands)
Other operating expense
Salaries and benefits	$3,531	$1,154	48.6%	$2,377
Net occupancy	925	351	61.1%	574
Furniture and equipment	307	103	50.5%	204
Advertising & marketing related	196	33	20.2%	163
Communications	138	49	55.1%	89
Data processing	379	(21)	-5.3%	400
Professional fees	345	164	90.6%	181
Office supplies & forms	134	48	55.8%	86
Directors' fees	90	12	15.4%	78
Credit related expenses	271	197	266.2%	74
Amortization of goodwill	50	0	0.0%	50
Others	362	105	40.9%	257
Total other operating expense:	$6,728	$2,195	48.4%	$4,533

Financial Condition

Summary of Changes in Balance Sheets March 31, 2001 compared to December 31, 2000

    At March 31, 2001, the Company's total assets increased $18.7 million or 3.1% to $620.4 million from $601.7 million at December 31, 2000. Gross loans, net of unearned loan fees, which included $10 million of Term Federal Funds, totaled $399.7 million at March 31, 2001, which represents an increase of $37.0 million or 10.2% from $362.7 million at December 31, 2000. Total deposits also increased $9.5 million or 1.8% to $537.2 million at March 31, 2001 from $527.7 million at December 31, 2000.

Investment Security Portfolio

    At March 31, 2001, the Company classified its securities as held-to-maturity or available-for-sale under FASB 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at March 31, 2001; nor did the Company hold any derivative financial instruments. Securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. The securities currently held by the Company are government-sponsored agency bonds, corporate bonds, and collateralized mortgage obligations.

    As of March 31, 2001, held-to-maturity securities totaled $7.2 million and available-for-sale securities totaled $64.2 million, compared to $15.7 million and $54.9 million, respectively at December 31, 2000. Of the securities, the amortized cost of $1.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at March 31, 2001.

	At March 31, 2001
	Amortized Cost	Market Value	Unrealized Gain	Unrealized Loss
	(Dollars in thousands)
Held-to-maturity
U.S. Government Securities	$4,518	$4,275	$—	$(243)
U.S. Corporate Notes	2,687	2,642	—	(45)

Total held-to-maturity	$7,205	$6,917	$—	$(288)
Available-for-Sale
U.S. Government Securities	$17,011	$17,189	$178	—
Collaterized Mortgage Obligation	9,666	9,705	39	—
U.S. Corporate Notes	34,778	35,767	989	—
Korean Corporate Notes	1,432	1,502	70	—

Total available-for-sale	$62,887	$64,163	$1,276	$(0)
Total Investment Portfolio:	$70,092	$71,080	$1,276	$(288)

	March 31, 2001
	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity
U.S. Government:
Due within one year	$—	$—	—
One to five years	3,000	3,003	5.81%
Five to ten years	—	—	—
After ten years	1,518	1,217	6.97%
U.S. Corporate Notes
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	2,002	2,059	7.09%
After ten years	685	584	7.48%

Total held-to-maturity	$7,205	$6,917
Available for sale
U.S. Government:
Due within one year	$3,000	$3,009	7.00%
One to five years	4,000	4,022	7.11%
Five to ten years	4,997	5,090	6.82%
After ten years	5,014	5,068	6.73%
Collaterized Mortgage Obligation:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	1,156	1,187	6.75%
After ten years	8,510	8,518	7.29%
U.S. Corporate Notes
Due within one year	—	—	—
One to five years	12,073	12,617	6.84%
Five to ten years	16,698	17,244	7.22%
After ten years	7,439	7,408	9.14%

Total available-for-sale	$62,887	$64,163
Total Investment Portfolio:	$70,092	$71,080	7.03%

Loan Portfolio

    The Company carries all loans other than certain SBA loans held-for-sale, at face amount, less payments collected, net of deferred loan origination fees and the allowance for possible loan losses. SBA loans held-for-sale are carried at the lower of cost or market. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

    The Company's net loans were $392.8 million at March 31, 2001. This represented an increase of $38.0 million or 10.7% over net loans of $354.8 million at December 31, 2000. The loan growth from year-end 2000 was mainly due to increase of $17 million in the commercial loan portfolio and $10 million of term fed funds sold which is included in the total commercial loans. Total commercial loans, comprised of domestic commercial, international loans, SBA commercial loans, equipment financing, and term fed funds at March 31, 2001, were approximately $170.2 million, which represented an increase of $30.7 million or 22.0% from $139.5 million at December 31, 2000. Real estate and construction loans, comprised of commercial and SBA real estate loans were $183.3 million, which represented an increase of $5.5 million or 3.1% from $177.8 million at December 31, 2000.

    The following table shows the Company's loan composition by type:

	March 31, 2001		December 31, 2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$170,201	42.6%	$139,544	38.5%
Real estate and construction loans	183,265	45.8%	177,849	49.0%
Consumer loans	46,450	11.6%	45,488	12.5%
Total loans outstanding	399,916	100.0%	362,881	100.0%
Unamortized loan fees, net of costs	(192)		(177)
Less: Allowance for Loan Losses	(6,949)		(7,881)
Net Loans Receivable	$392,775		$354,823

    At March 31, 2001, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $0.4 million. This represented a decrease of $1.9 million or 82.6% from non-performing assets of $2.3 million at December 31, 2000. As a percentage of total assets, nonperforming assets decreased to 0.06% at March 31, 2001, from 0.38% at December 31, 2000. This decrease in nonperforming assets is due to charge-off made during the first quarter. The following table shows the composition of the Bank's nonperforming assets as of the dates indicated.

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Nonaccrual loans	$443	$2,038
Loan past due 90 days or more, still accruing	—	—
Restructured loans
Total Nonperforming Loans	443	2,038

Other real estate owned	0	263
Total Nonperforming Assets	$443	$2,301

Allowance and Provision for Loan Losses

    The allowance for loan losses represents the amounts that the Company has set aside for the specific purpose of absorbing losses that may occur in the Company's loan portfolio. The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. Management of the Company continues to carefully monitor the allowance for loan losses in relation to the size of the Company's loan portfolio and known risks or problem loans.

    The allowance for loan losses was $6.9 million at March 31, 2001, compared to $7.9 million at December 31, 2000. The allowance for loan losses was 1.74% of gross loans at March 31, 2001 compared to 2.17% at December 31, 2000. The Company charged off $1.8 million and recovered $841,000 during the first three months of 2001. The Company did not make any additional reserves for the first quarter of 2001 due to the high level of loan recoveries. Based on the loan recoveries, management believes the level of allowance as of March 31, 2001 is adequate to absorb the estimated losses inherent in the loan portfolio and the loan growth for the quarter.

    The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Loans:
Average gross loans	$386,096	$315,735
Total gross loans at end of period (net of unearned).	399,724	362,704
Allowance:
Balance—beginning of period	7,881	3,644
Loans charged off:
Commercial	1,623	6,300
Consumer	67	225
Real estate	83	52
Total loans charged off	1,773	6,577
Less: Recoveries on loan previous charged off
Commercial	323	2,292
Consumer	148	173
Real estate	370	1,571
Total recoveries	841	4,036
Net loan charged-off	932	2,541
Provision for loan losses	—	(1,100)
Allowance transferred with business acquisition	—	7,878
Balance—end of period	$6,949	$7,881

RATIO
Net loan charge-offs to average total loans	0.24%	0.80%
Net loan charge-offs to total loans at end of period	0.23%	0.70%
Allowance for loan losses to average total loans	1.80%	2.50%
Allowance for loan losses to total loans at end of period	1.74%	2.17%
Net loan charge-offs to beginning allowance	11.83%	69.73%
Net loan charge-offs to provision for loan losses	N/A	-231.00%

Deposits and Other Borrowings

    At March 31, 2001, the Company's total deposits were $537.2 million. This represented an increase of $9.5 million or 1.8%, from total deposits of $527.7 million at December 31, 2000. Demand deposits totaled $170.4 million, representing a decrease of approximately $22.4 million or 11.6% from total demand deposits of $192.8 million at December 31, 2000. This decrease is mainly due to activity within two existing business accounts, the balances of which fluctuate regularly or seasonally.

    Time deposits over $100,000 totaled $142.0 million at March 31, 2001. This represented an increase of approximately $16.3 million or 13.0%, compared to $125.7 million at December 31, 2000. In February of 2001, the Company brought in $5.0 million brokered deposits, with rates lower than the market rate. Other time deposits also increased approximately $4.3 million or 5.6% to $81.6 million at March 31, 2001, compared to $77.3 million at December 31, 2000.

    On September 31, 1999, the Company issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 31, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. At March 31, 2001, $2.6 million, which represents 60% of the total outstanding amount of the notes, qualified as risk-based Tier 2 capital.

    In October of 2000, the Company established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities, with a market value at least equal to outstanding advances plus investment in FHLB stocks. At March 31, 2001, the Bank had $5.0 million advances outstanding, all collaterized with securities pledged by the Company, with amortized cost of $6.0 million. The borrowing has a seven-year, fixed rate term.

    On March 28, 2001, the Company completed a private offering of $10 million of trust preferred securities, issued by Nara Capital as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of the Company. The Company intends to invest a portion of the net proceeds in the Bank to increase the Bank's regulatory guidelines, the Company expects that the trust preferred securities will qualify as Tier I Capital

Shareholders' Equity and Regulatory Capital

    In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Bank's capital needs. Total shareholders' equity was $47.8 million at March 31, 2001. This represented an increase of $3.3 million or 7.4% over total shareholders' equity of $44.5 million at December 31, 2000.

    The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    At March 31, 2001, Tier 1 capital, shareholders' equity less intangible assets, plus proceeds from the trust preferred securities, was $54.4 million. This represented an increase of $11.7 million or 27.4% over total Tier 1 capital of $42.7 million at December 31, 2000. At March 31, 2001, the Company had a ratio of total capital to total risk-weighted assets of 13.02% and a ratio of Tier 1 capital to total risk weighted assets of 11.23%. The Tier 1 leverage ratio was 9.05% at March 31, 2001. The following table sets forth Bank's regulatory capital ratios at March 31, 2001.

    The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to its minimum regulatory capital requirements as of March 31, 2001.

	As of March 31, 2001 (dollars in thousands)
	Actual		Required		Excess
Nara Bancorp
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$54,433	9.05%	$24,057	4.0%	$30,376	5.05%
Tier 1 risk-based ratio	$54,433	11.23%	$19,380	4.0%	$35,053	7.23%
Total risk-based ratio	$63,080	13.02%	$38,760	8.0%	$24,320	5.02%
	As of March 31, 2001 (dollars in thousands)
	Actual		Required		Excess
Nara Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$45,576	7.58%	$24,057	4.0%	$21,519	3.58%
Tier 1 risk-based ratio	$45,576	9.78%	$18,647	4.0%	$26,929	5.78%
Total risk-based ratio	$53,998	11.58%	$37,295	8.0%	$16,703	3.58%

Item 3. Quantitative and qualitative disclosures about market risk

General

    Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of a financial institution. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

    The management of market risk is governed by policies reviewed and approved annually by the Board of Directors ("Board"). The Board delegates responsibility for market risk management to the Asset and Liability Management Committee (ALCO), which is composed of Bank's senior executives and other designated officers. ALCO makes changes in the mix of assets and liabilities. ALCO also reviews and approves market risk-management programs and market risk limits.

Liquidity and Interest Rate Sensitivity

    Liquidity risk is the risk to earnings or capital resulting from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. Liquidity Risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect the Bank's ability to liquidate assets quickly and with a minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and pledging of investments, and demand for credit.

    In general, the Company manages liquidity risk daily by controlling the level of federal funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks and the Federal Reserve Bank. The sale of securities available—for-sale also can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

    The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks, federal funds sold and securities available-for-sale. The aggregate of these assets totaled $182.5 million at March 31, 2001, compared to $193.6 million at December 31, 2000.

    Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of the Company's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more the Company relies on its loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Company's assets. For the first three months of 2001, the Company's loan to deposit ratio averaged 73.1%, compared to an average ratio of 73.3% at December 31, 2000.

    The Company is engaged in asset and liability management activities with the objective of reducing adverse changes in earnings as a result of changes in interest rates. The management of interest rate risk relates to the timing and magnitude of the repricing of assets compared to liabilities and has the control of risks associated with movements in interest rates.

    The ALCO meets monthly to monitor the interest rate risk and may direct changes in the composition of the balance sheet. The Bank's balance sheet is inherently asset sensitive, which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecast of interest rate and security portfolio changes are used to manage the interest rate risk.

    The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $75.0 million at March 31, 2001. The following table shows the Company's gap position as of March 31, 2001.

	0-90 days	91-365 days	1-3 years	Over 3 yrs	Total
(Dollars in thousands)
Investments:
Federal funds sold	$87,300	—	—	—	$87,300
Due from time deposit	1,272	2,060	190	1,148	4,670
Investment securities	3,009	0	12,617	55,742	71,368
FRB & FHLB stocks	—	—	—	1,173	1,173
Total Investments	91,581	2,060	12,807	58,063	164,511
Loans:
Term Fed Funds Sold	10,000	10,000
Commercial Variable	295,744	2,003	590	343	298,680
Commercial Fixed	3,989	3,862	11,423	22,885	42,159
Equipment Leasing	27	197	1,693	710	2,627
Consumer Variable	10,424	0	0	0	10,424
Consumer Fixed	517	1,877	11,208	22,424	36,026
Total Loans:	320,701	7,939	24,914	46,362	399,916
Rate Sensitive Assets:	$412,282	$9,999	37,721	$104,425	$564,427

Deposits:
Time certificate of deposit $100,000 or more	65,785	71,355	2,618	2,198	141,956
Time certificate of deposit Under $100,000	35,886	43,940	1,758	—	81,584
Money market	77,824	—	—	—	77,824
Now account	8,806	—	—	—	8,806
Savings Accounts	39,754	3,687	9,994	3,183	56,618
Other liabilities:
Subordinated notes	—	—	—	4,300	4,300
FHLB borrowings	—	—	—	5,000	5,000
Trust Preferred	—	—	—	10,000	10,000
Rate Sensitive Liabilities:	$228,055	$118,982	$14,370	$24,681	$386,088

Net gap position	184,227	(108,983)	23,351	79,744
Net cumulative gap position	184,227	75,244	98,595	178,339
Periodic gap/assets	29.7%	-17.6%	3.8%	12.9%
Cumulative gap/assets	29.7%	12.1%	15.9%	28.7%

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities and Use of Proceeds

    (a) On February 2, 2001, Bancorp became the holding company for the Bank pursuant to a reorganization of the Bank into a holding company structure (the "Reorganization"). As a result of the Reorganization, each share of outstanding common stock of the Bank was cancelled and exchanged for a share of Bancorp. The Certificate of Incorporation and Bylaws of Bancorp replaced the Articles of Association and Charter of the Bank and the constituent instruments defining the rights of the holders of Bancorp's common stock. This change in constituent instruments had the following effects:

  •
  The Bank had limited ability to buy its outstanding shares from its shareholders, but Bancorp is empowered by Delaware law to repurchase shares of its stock from its shareholders at the mutual accord of the shareholder and Bancorp.

  •
  Nara Bank was governed by the laws of the United States and the National Bank Company Act, and for certain purposes, by the California Corporations Code (the "CCC"). Bancorp is governed by laws of the State of Delaware and the Delaware General Corporation Law (the "DGCL"), although under certain circumstances, Bancorp could be subject to some laws of the State of California and certain provisions of the CCCC.

  •
  The Bank's bylaws authorized the indemnification of agents of the Bank pursuant to the CCC. Bancorp's bylaws provide that agents Bancorp shall be indemnified to the full extent provided under Section 145 of the DGCL, which generally provides broader indemnification coverage than does the CCC. Bancorp's indemnification provisions may reduce the likelihood of shareholder derivative litigation against directors and may deter shareholders or management from bringing a lawsuit against directors for breach of their duty of care, including a suit relating to an attempt to change control of Bancorp, even though such an action, if successful, might otherwise have benefited Nara Bancorp and its shareholders.

  •
  The National Bank Act provides for cumulative voting in the election of directors, which is not available to shareholders of Bancorp.

  •
  Pursuant to the National Bank Act, any action that was required or permitted to be taken by the Bank's shareholders at an annual or special meeting could be taken by a written consent signed by all the shareholders entitled to vote on the matter. Bancorp's bylaws provide that any action that is required or permitted to be taken by shareholders at an annual or special meeting may be taken by a written consent without a meeting, if the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote were present and voted, signed the consent.

  •
  Pursuant to the National Bank Act, approval of a business combination (a merger or sale of assets) involving the Bank required the approval of a majority of the board of directors as well as a favorable vote of not less than 66 2/3% of the outstanding shares. Bancorp's charter documents do not have such a provision; however, in certain cases under the DCGL the approval of 66 2/3 of the outstanding shares may be required.

    (b) None.

    (c) On March 28, 2001, the Company completed a $10.0 million offering of trust preferred securities, through Nara Capital, issued as part of a private-placement pooled offering with several other financial institutions. Sandler O'Neill & Partners, LP acted as placement agent for the pooled offering. The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Company.

    The trust preferred offering was made pursuant to Rule 506 of Regulation D under the Securities Act of 1933 and was made to a limited number of accredited investors. The Company incurred $343,500 in underwriting discounts in this offering.

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a vote of Security Holders

    On January 17, 2001, the Bank held a special meeting of shareholders for the purpose of approving the reorganization of the Bank into the holding company structure, establishing Bancorp has the new holding company for the Bank. There were 5,461,092 shares entitled to vote at the special meeting. Votes were received for 3,959,665 shares; and of the shares voting, 3,830,113 voted for the reorganization, 44,634 voted against the reorganization, 84,918 abstained from voting on the reorganization, the remaining shares were broker non-votes.

Item 5. Other information

    Inapplicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, 10.3. and 10.9.

Number	Description
2.1	Plan of Reorganization and Merger Agreement among Nara Bancorp, Inc., Nara Bank, N.A. and Nara Interim Bank, N.A. (incorporated herein by reference to Exhibit 2.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)
2.2	Agreement and Plan of Reorganization between Nara Bank, N.A., Korea First Bank of New York and Korea First Ltd., dated November 9, 1999 (incorporated herein by reference to Exhibit 2.2 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
3.1	Certificate of Incorporation of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November, 2000)
3.2	Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
4.2	Subordinated Note Material*
4.3	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)
4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)
10.1	Nara Bank, N. A. 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.2	Nara Bank, N.A. 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.3	Nara Bank, N.A. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.4	Lease for premises located at 118 Broad Avenue, Palisades Park, New Jersey (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.5	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.6	Lease for premises located at 138-02 Northern Blvd., Flushing, New York (incorporated herein by reference to Exhibit 10.6 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.7	Lease for premises located at 2250 Broadway, Oakland, California (incorporated herein by reference to Exhibit 10.7 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California (incorporated herein by reference to Exhibit 10.8 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A.*

*
Filed herewith.

(b)
Reports on Form 8-K

    On February 5, 2001, the Company filed a report on Form 8-K, reporting that on February 2, 2001, Bancorp had become the holding company of the Bank, and declaring that on the effective date of the reorganization, Bancorp automatically succeeded to the reporting obligations of the Bank. No financial statements were filed with the Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.
Date: May 14, 2001	By	/s/ BON T. GOO Bon T. Goo Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

QuickLinks

FORM 10-Q
Table of Contents
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
  CONSOLIDATED STATEMENTS OF INCOME
  STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
  STATEMENT OF CASH FLOWS
  Notes to Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and qualitative disclosures about market risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES