Form 10-Q
period 2001-06-30
NARA BANCORP INC
filed 2001-08-14
CIK 1128361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

NARA BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4849715 (IRS Employer Identification Number)
3701 Wilshire Boulevard, Suite 220, Los Angeles, California (Address of Principal executive offices)	90010 (ZIP Code)

(213) 639-1700
(Registrant's telephone number, including area code)

Nara Bank, N.A.
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, there were 5,501,017 outstanding shares of the issuer's Common Stock, $0.001 par value.

Table of Contents

		Page
	PART I FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition—June 30, 2001 and December 31, 2000	2
	Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2001 and 2000	3
	Statements of Changes in Shareholders' Equity—Six Months Ended June 30, 2001 and 2000	4
	Statement of Cash Flows—Six Months Ended June 30, 2001 and 2000	5
	Notes to Financial Statements	6
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
Item 3.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
	PART II OTHER INFORMATION
	Other Information	26
	Signatures	29

PART I

FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$28,037,660	$32,980,310
Federal funds sold	61,540,000	99,700,000
Interest-bearing deposits in other banks	2,919,012	6,035,294
Securities available for sale, at fair value	58,410,592	54,914,606
Securities held to maturity, at amortized cost (fair value: 2001- $4,032,240; 2000-$14,996,455)	4,243,889	15,744,083
FRB Stock	918,300	918,300
Federal Home Loan Bank Stock	259,400	251,600
Interest-only strips, at fair value (Note 2)	334,730	410,337
Loans receivable, net of allowance	455,646,461	354,822,848
Loan held for sale	2,310,294	—
Premises and equipment	4,091,116	5,816,759
Other real estate owned	—	262,949
Accrued interest receivable	4,042,641	3,437,114
Deferred income taxes, net	7,134,178	7,250,639
Customers' acceptance liabilities	4,545,808	5,394,334
Cash surrender value	6,963,343	4,992,628
Goodwill and intangible assets, net	1,447,204	1,547,378
Other assets	5,913,490	7,182,713

TOTAL	$648,758,118	$601,661,892

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$180,066,144	$192,836,727
Interest-bearing:
Money market and other	94,011,333	82,043,130
Savings deposits	74,890,632	49,830,769
Time deposits of $100,000 or more	136,771,008	125,711,805
Other time deposits	76,666,879	77,286,490

Total Deposits	562,405,996	527,708,921
Borrowing from Federal Home Loan Bank	5,000,000	5,000,000
Subordinated notes	4,300,000	4,300,000
Accrued interest payable	3,990,067	3,754,811
Acceptances outstanding	4,545,808	5,394,334
Negative goodwill, net	4,854,283	5,516,231
Trust Preferred Securities (Note 5)	9,659,357	—
Other liabilities	3,828,500	5,475,424

Total liabilities	598,584,011	557,149,721
Stockholders' equity:
Common stock, $0.001 par value; authorized, 10,000,000 shares; issued and outstanding, 5,501,017 and 5,461,929 shares at June 30, 2001 and December 31, 2000, respectively	5,501	5,462
Capital surplus	32,310,265	32,103,495
Retained earnings (Note 3)	17,395,271	12,114,836
Accumulated other comprehensive income-unrealized gain on securities available for sale and interest-only strips, net of taxes of $308,713 and $192,252 at June 30, 2001 and December 31, 2000, respectively	463,070	288,378

Total stockholders' equity	50,174,107	44,512,171

Total liabilities and stockholders' equity	$648,758,118	$601,661,892

See notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$10,278,515	$8,199,672	$20,376,506	$15,048,125
Interest on securities	1,205,789	853,936	2,560,239	1,513,151
Interest on other investments, including TCD with other financial institution	87,503	74,755	205,052	141,377
Interest on federal funds sold	646,764	662,031	1,787,077	1,242,360

Total interest income	12,218,571	9,790,394	24,928,874	17,945,013

INTEREST EXPENSE:
Interest expense on deposits	4,272,198	3,163,569	8,890,244	5,787,345
Interest on other borrowings	444,414	99,082	624,953	197,483

Total interest expense	4,716,612	3,262,651	9,515,197	5,984,828

Net interest income before provision for loan losses	7,501,959	6,527,743	15,413,677	11,960,185
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	7,501,959	6,527,743	15,413,677	11,960,185

OTHER OPERATING INCOME:
Service charges on deposit accounts	1,588,693	1,503,409	3,019,094	2,637,326
Other charges and fees	1,401,922	1,595,179	2,791,252	2,964,230
Gain on sale of available-for-sale securities	708,244	—	708,244	255
Gain on sale of premises and equipment	26,637	389,322	26,965	389,322
Gain on sale of OREO	—	—	35,555	—
Amortization of negative goodwill	330,974	—	661,948	—
Gain on sale of SBA loans	674,433	400,944	674,433	561,236

Total other operating income	4,730,903	3,888,854	7,917,491	6,552,369

OTHER OPERATING EXPENSE:
Salaries, wages and employee benefits	3,635,191	2,834,399	7,166,508	5,210,944
Net Occupancy expense	945,114	956,332	1,870,035	1,530,294
Furniture and equipment expense	322,593	268,770	629,235	472,790
Other operating expenses	1,658,853	1,552,257	3,624,203	2,930,462

Total other operating expense	6,561,751	5,611,758	13,289,981	10,144,490

EARNINGS BEFORE INCOME TAX PROVISION	5,671,111	4,804,839	10,041,187	8,368,064
INCOME TAX PROVISION	2,343,000	1,805,937	3,938,000	3,029,937

NET EARNINGS	$3,328,111	$2,998,902	$6,103,187	$5,338,127

EARNINGS PER SHARE (Note 4)
Basic	$0.61	$0.60	$1.11	$1.07
Diluted	$0.57	$0.57	$1.05	$1.01

See notes to financial statements

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2001 and 2000
(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
BALANCE,
DECEMBER 31, 2000	5,461,929	$5,462	$32,103,495	$12,114,836	$288,378
Warrants exercised	7,928	8	87,200
Stock options exercised	31,160	31	119,570
Cash dividend declared				(822,753)
Comprehensive income:
Net income				6,103,188		$6,103,188
Other comprehensive income—
Change in unrealized gain on securities available for sale and interest-only strips net of tax					174,692	174,692

Comprehensive income						$6,277,880

BALANCE,
JUNE 30, 2001	5,501,017	$5,501	$32,310,265	$17,395,271	$463,070

BALANCE,
DECEMBER 31, 1999	4,403,753	$4,404	$22,226,561	$4,652,655	$(157,362)
Stock dividend	352,339	352	2,994,529	(2,994,882)
Comprehensive income:
Net income				5,338,128		$5,338,128
Other comprehensive income—
Change in unrealized gain (loss) on securities available for sale and interest-only strips net of tax					(202,160)	(202,160)

Comprehensive income						$5,135,968

BALANCE, JUNE 30, 2000	4,756,092	$4,756	$25,221,090	$6,995,901	$(359,522)

DISCLOSURE OF RECLASSIFICATION AMOUNT FOR JUNE 30:	2001	2000
Unrealized gain (loss) on securities available for sale and interest-only strips:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $323,249 in 2001 and ($159,333) in 2000	$484,874	$(238,999)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $246,788 in 2001 and ($24,559) in 2000	310,182	(36,839)

Net change in unrealized gain (loss) of securities available for sale and interest-only strips, net of tax expense (benefit) of $76,461 in 2001 and ($134,773) in 2000	$174,692	$(202,160)

See accoumpanying notes to financial statements

STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net Earnings from Operations	$6,103,187	$5,338,128
Adjustment to reconcile net earnings
Depreciation, amortization, and accretion	(382,284)	432,495
Provision for loan losses	—	—
Proceeds from sales of loans held for sale	10,984,781	10,889,789
Origination of loans held for sale	(4,564,059)	(25,532,600)
Net gain on sale of loans held for sale	(674,433)	(561,236)
Gain on sales of furniture and equipment	(26,965)	(389,322)
Increase in accrued interest receivable	(605,528)	(328,673)
Decrease (increase) in other assets	2,626,067	(1,363,498)
Increase in accrued interest payable	235,256	242,022
Decrease in other liabilites	(2,469,669)	(11,463)

Net cash used in operating activities	11,226,353	(11,284,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(108,880,195)	(30,193,665)
Net increase in cash surrender value	(1,970,715)	(75,175)
Purchase of premises and equipment	(514,311)	(471,085)
Purchase of investment securities	(34,066,501)	(7,330,773)
Proceeds from sale of equipment and/or building	1,732,466	2,418,390
Proceeds from matured, called, or sold securities held to maturity	300,000	—
Proceeds from matured,called, or sold investment securities available for sale	42,174,486	—
Purchase of Federal Home Loan Bank Stock	(7,800)	(96,400)
Decrease in interest-only strip	46,079	5,612
Purchase of interest-bearing deposits with other financial institutions	—	(2,353,000)
Proceeds from matured interest-bearing deposits with other institution	3,117,000	480,000
Cash paid for the acquisition of KFBNY	—	(8,699,445)
Cash & cash equivalents acquired from business combination	—	24,081,068

Net cash used in investing activities	(98,069,491)	(22,234,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	34,697,075	46,992,074
Issuance of Trust Preferred Securities	9,659,357	—
Payment of cash dividend	(822,753)	—
Proceeds from warrants exercised	87,208	—
Proceeds from stock options exercised	119,601	—

Net cash provided by financing activities	43,740,488	46,992,074

NET (DECREASE) INCREASE IN CASH AND	(43,102,650)	13,473,243
CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,680,310	62,689,328

CASH AND CASH EQUIVALENTS, END OF YEAR	$89,577,660	$76,162,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$9,279,941	$5,054,045
Income Taxes Paid	$4,515,653	$2,453,200
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loan receivables to loan held for sale	$8,731,016	—
Transfer from Retained Earnings to Common Stock for the issuance of 8% stock dividend		$2,994,882
The Bank purchased three branches of Korea First Bank of New York
In conjunction of the acquisition, net liabilities were assumed as follows:
Fair value of assets acquired		$84,253,449
Cash paid for the acquisition		$8,699,445
Fair value of liabilities assumed		$68,934,527
Negative goodwill		$6,619,477

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

    In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended June 30, 2001. Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

    These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, which are included in the Company's 2000 Annual Report on Form 10-K.

    During the first quarter of 2001, Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve") as part of the reorganization of the Bank into a holding company formation. Bancorp succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into the holding company structure, effective as of February 2, 2001. Prior to the completion of the reorganization, Bancorp had no material operations or assets. The Company's principal business is to serve as a holding company for the Bank and other banks or bank related subsidiaries, which the Company may establish or acquire

2. Interest-only Strips

    Certain Small Business Administration (SBA) loans that may be sold prior to maturity have been designated as held for sale and are recorded at the lower of cost of market value on an aggregate basis. Under Statement of Financial Accounting Standards ("SFAS") No. 125, the servicing fees on SBA loans sold are divided into two separate categories called "Servicing Assets" and "Interest-only Strip Receivable". The interest-only strip receivable is the interest income retained by the Bank that exceeds the contractually specified servicing fees (100 basis points). SFAS No. 125 treats this receivable as a financial asset and it should be subsequently measured like investments in debt securities classified as available-for-sale. SFAS No. 125 has been replaced by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". The Company adopted SFAS No. 140 on April 1, 2001, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

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

    The weighted average numbers of shares outstanding for basic earnings per share were 5,489,099 and 5,007,470 for the three months ended June 30, 2001 and 2000, respectively. The calculation of fully diluted earnings per share assumes the issuance of 328,849 and 264,405 shares of common stock for the three months ended June 30, 2001 and 2000, respectively, upon conversion of the Company's potentially dilutive instruments. The weighted average number of shares outstanding for fully diluted earnings per share was 5,817,948 and 5,271,875 for the three months ended June 30, 2001 and 2000, repsectively.

    The weighted average numbers of shares outstanding for basic earnings per share were 5,478,056 and 5,007,470 for the six months ended June 30, 2001 and 2000, respectively. The calculation of fully diluted earnings per share assumes the issuance of 334,345 and 264,405 shares of common stock for the six months ended June 30, 2001 and 2000, respectively, upon conversion of the Company's potentially dilutive instruments. The weighted average number of shares outstanding for fully diluted earnings per share was 5,812,401 and 5,271,875 for the six months ended June 30, 2001 and 2000, repsectively.

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

    The Company intends to use the proceeds for possible acquisitions of complementary lines of business and to invest in the Bank to support future growth and expansion. Prior to such usage, the proceeds will be invested in short term investments.

6. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. Additionally, SFAS No. 142 will require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.

    The Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. Early adoption and retroactive application of these Standards are not permitted. However, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

    At the date of adoption, the Company will evaluate its existing intangible assets and goodwill and to make any necessary reclassifications in order to conform with the new separation requirements in accordance with SFAS No. 141. Upon the adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002.

    Futhermore, in connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. The transitional assessment, which is required to be completed by June 30, 2002, will consist of (1) identify its reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Such impairment evaluation is to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's statement of operations.

    The Company also carries negative goodwill, the amount of the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired company. Upon the adoption, any unamortized deferred credit related to an excess over cost will be recognized as a change in accounting principle and treated as an extraordinary gain. The Company is evaluating the impact of the adoption of these Standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

    The following is management's discussion and analysis of the major factors that influenced the Company's consolidated results of operations and financial condition for the six months ended June 30, 2001. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and with the unaudited financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

	At or for the Six Months Ended
	6/30/2001	6/30/2000
	(Unaudited)
AVERAGE BALANCES:
Average net loans *	$409,315	$278,683
Average investment securities	72,238	42,628
Average assets	618,528	427,341
Average deposits	539,269	383,386
Average equity	47,250	29,258
PERFORMANCE RATIOS:
Return on average asset (1)	1.97%	2.50%
Return on average shareholders' equity (1)	25.83%	36.49%
Operating expense to average assets	2.15%	2.37%
Efficiency ratio (2)	56.96%	54.80%
Net interest margin (3)	5.55%	6.52%
CAPITAL RATIOS (4)
Leverage capital ratio (5)	8.95%	6.60%
Tier 1 risk-based capital ratio	11.11%	8.35%
Total risk-based capital ratio	12.85%	10.55%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.49%	2.53%
Allowance for loan losses to non-accrual loans	850.62%	275.46%
Total non-performing assets to total assets (6)	0.12%	0.60%

*
Includes the loan held for sale in the amount of $2,310 as of June 30, 2001

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

(5)
Calculations are based on average quarterly assets balances of the Bank

(6)
Non-performing assets include non-accrual loans and other real estate owned

Forward-Looking Information

    Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in the Company's areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. For additional information concerning these factors, see "Item 1. Business—Business Considerations and Certain Factors That May Affect Our Results of Operation and Stock Price" contained in the Company's Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

Overview

    The Company's net income for the three months ended June 30, 2001 was $3.3 million or $0.57 per diluted share compared to $3.0 million or $0.57 per diluted share for the three months ended June 30, 2000. The increase in net income for 2001 as compared to 2000 was primarily attributable to a $1.0 million or 15.4% increase in net interest income before provision for loan losses and also attributable to $800,000 or 20.5% increase in other income.

    The Company's net income for the six months ended June 30, 2001 was $6.1 million or $1.05 per diluted share compared to $5.3 million or $1.01 per diluted share for the six months ended June 30, 2000. This increase was primarily attributable to a $3.4 million or 28.3% increase in net interest income.

    The annualized return on average assets was 1.97% for the first half of 2001 compared to a return on average assets of 2.50% for the same period of 2000, a decrease of 0.53%. This decrease is mainly due to 13.8% decline in net interest margin during the first half of 2001 over the same period in 2000, which caused only 15.1% increase in net income whereas average assets increased by over 44.7% during corresponding periods. The annualized return on average equity was 25.83% for the first half of 2001, compared to a return on average equity of 36.49% for the same period in 2000, a decrease of 10.66%. This decrease is primarily due to an increase in average equity by over 61.4%, which resulted from the capital offering in August of 2000.

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

    For the three months ended June 30, 2001, the Company's net interest income was $7.5 million. This represented an increase of $1.0 million or 15.4% over net interest income of $6.5 million for the three months ended June 30, 2000. The Company's total interest income for the three months ended June 30, 2001 increased $2.4 million or 24.5% to $12.2 million from $9.8 million for the corresponding period in 2000. This increase reflected an increase in volume of interest-earning assets. The Company's interest expense on deposits and other borrowings for the three months ended June 30, 2001 increased by approximately $1.4 million or 42.4% to $4.7 million from $3.3 million for the three months ended June 30, 2000. This increase reflected an increase in the average volume of interest-bearing deposits and other borrowings and the costs related to those deposits and borrowings.

    For the six months ended June 30, 2001, the Company's net interest income was $15.4 million, which represented an increase of $3.4 million or 28.3% over net interest income of $12.0 million for the six months ended June 30, 2000. The Company's total interest income for the six months ended June 30, 2001 increased $7.0 million or 39.1% to $24.9 million from $17.9 million for the six months ended June 30, 2000. This increase also reflected an increase in the volume of earning assets although the yield decreased during the same period. Interest-earning assets averaged $555.4 million for the first half of 2001, which represented an increase of $188.8 million or 51.5%, from $366.6 million for the same period of 2000. The yield on average interest-earning assets decreased to 9.0% for the six months ended June 30, 2001, from a yield of 9.8% for the same period in 2000.

    The Company's interest expense on deposits and other borrowings for the six months ended June 30, 2001 increased $3.5 million or 58.3% to $9.5 million from $6.0 million for the six months ended June 30, 2000. This increase reflected an increase in the average volume of interest-bearing liabilities. Average interest-bearing liabilities were $378.5 million for the first six months of 2001, which represented an increase of $131.7 million or 53.4% from average interest-bearing liabilities of $246.8 million for the same period of 2000. The cost of average interest-bearing liabilities slightly increased to 5.0% for the first six month of 2001, compared to a cost of 4.9% for the same period of 2000.

    Net interest margin decreased to 5.6% for the six months ended June 30, 2001, from 6.5% for the same period in 2000. This resulted from six rate cuts made by the Federal Reserve Bank during the first half of 2001, which affected the Company's fed funds rate significantly. In addition, net interest spread decreased to 3.9% for the six months ended June 30, 2001, from 4.9% for the same period in 2000. This was attributable to decrease in yield on interest-earning assets during the first half of 2001.

    The table below presents the average yield on each category of interest-earning assets, average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for periods indicated. All average balances are daily average balances.

	June 30, 2001			June 30, 2000
	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
	(Dollars in thousands)
Interest Earning Assets:
Net loans	$409,315	$20,377	10.0%	$278,683	$15,048	10.8%
Other investments	5,994	205	6.8%	4,778	142	5.9%
Securities	72,238	2,560	7.1%	42,628	1,513	7.1%
Federal funds sold	67,899	1,787	5.3%	40,474	1,242	6.1%
Total interest earning assets	$555,446	$24,929	9.0%	$366,563	$17,945	9.8%
Interest Bearing Liabilities:
Demand, interest-bearing	88,603	1,665	3.8%	51,440	944	3.7%
Savings	58,222	1,000	3.4%	40,820	664	3.3%
Time certificates of deposit.	217,460	6,225	5.7%	150,090	4,179	5.6%
Subordinated notes	4,300	194	9.0%	4,300	194	9.0%
Other borrowings	5,000	168	6.7%	129	4	6.2%
Trust preferred	4,962	263	10.6%	—	—	—
Total interest bearing Liabilities	$378,547	$9,515	5.0%	$246,779	$5,985	4.9%
Net interest income		$15,414			$11,960
Net yield on interest-earning assets			5.6%			6.5%
Net interest spread			4.0%			4.9%
Average interest-earning assets to average interest-bearing liabilities			146.7%			148.5%

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

	June 30, 2001 over June 30, 2000
		Change due to
	Net Increase/ (Decrease)
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on net loans	$5,329	($1,064)	$6,393
Interest on other investments	64	25	39
Interest on securities	1,047	(2)	1,049
Interest on fed funds sold	545	(145)	690

Total Interest income:	6,985	(1,186)	8,171

INTEREST EXPENSE
Interest on demand deposits	721	23	698
Interest on savings	336	39	297
Interest on time certificates of deposits	2,045	120	1,925
Interest on subordinated notes	0	0	0
Interest on others	164	0	164
Interest on trust preferred securities	263	0	263

Total Interest Expense:	$3,529	$182	$3,347

Provision for loan losses

    During the first half of 2001, the Bank made no provision for loan losses because of the high level of loan recoveries during the quarter. During this period, $1.2 million was recovered, of which $1.08 million or 90%, came from KFBNY loans that were charged off after the acquisition as well as certain loans charged off prior to the acquisition. The amount of recovery resulted in the Company having an allowance for loan losses that was adequate to provide for the estimated losses inherent in the loan portfolio, and the loan growth for the future.

Other Operating Income

    Other operating income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from our letter of credit operations, and gains on sale of SBA loans and investment securities.

    Other operating income increased $0.8 million or 20.5% to $4.7 million for the three months ended June 30, 2001 from $3.9 million for the same period in 2000. Income received from service charges slightly increased approximately $0.1 million or 6.7% to $1.6 million for the three months ended June 30, 2001 from $1.5 million for the same period in 2000. During the second quarter of 2001, the Company sold approximately $11.0 million of SBA loans and recognized the gain of $674,000, which represented an increase of $273,000 or 68.1% from $401,000 for the three months ended June 30, 2000. During the same quarter, the Company also sold $13.5 million of investment securities available for sale and recognized the gain of approximately $708,000.

    Other operating income increased $1.3 million or 19.7% to $7.9 million for the six months ended June 30, 2001 from $6.6 million for the six months ended June 30, 2000. The service charge on deposits increased $0.4 million or 15.4% to $3.0 million for the first half of 2001 from $2.6 million for the same period in 2000. The gain on sale of SBA loans increased approximately $113,000 or 20.1% to $674,000 for the first half of 2001 from $561,000 for the same period in 2000.

    The breakdown of other operating income by category is reflected below:

	Six Months Ended	Increase (Decrease)		Six Months Ended
	6/30/01	Amount	Percent (%)	6/30/00
	(Dollars in thousands)
Other operating income
Service charges on deposits	$3,019	$382	14.5%	$2,637
International service fee income.	1,204	(100)	-7.7%	1,304
Wire transfer fees	483	106	28.1%	377
Service fee income from SBA	328	(9)	-2.7%	337
Earnings on cash surrender value.	164	31	23.3%	133
Lease income	0	(245)	-100.0%	245
Loan servicing fee income	52	(47)	47.5%	99
Gain on sale of OREO	36	36	100.0%	0
Gain on sale of SBA loans	674	113	20.1%	561
Gain on sale of securities	708	708	100.0%	0
Gain on sale of building/ff&e	27	(362)	-93.1%	389
Amortization of negative goodwill	662	662	100.0%	0
Others	560	90	19.1%	470

Total other operating income:	$7,917	$1,365	20.8%	$6,552

Other Operating Expenses

    Other operating expenses for the three months ended June 30, 2001 increased approximately $1.0 million or 17.9% to $6.6 million from $5.6 million for the same period in 2000. Salaries and employee benefits expenses for the second quarter of 2001 increased $0.8 million or 28.6% to $3.6 million from $2.8 million for the same period in 2000. This increase was primarily due to the additional bonus provisions made during the second quarter of 2001 compared to the corresponding period in 2000, and partly due to expenses associated with additional employees added as a result of the new branch and LPO opened during the later half of 2000. The furniture and equipment expense increased for the second quarter of 2001 by $54,000 or 20.0% to $323,000 from $269,000 for the second quarter of 2000. This increase is also a result of the Company's growth and expansion.

    Other operating expenses for the first six months ended June 30, 2001 increased approximately $3.2 million or 31.7% to $13.3 million from $10.1 million for the same period in 2000. Salaries and employee benefit expenses for the first half of 2001 increased $2.0 million or 38.7% to $7.2 million from $5.2 million for the same period in 2000. Overall increase in other operating expenses are due to the Company's continued growth and expansion.

    The breakdown on other operating expenses is reflected below:

	Six Months Ended	Increase (Decrease)		Six Months Ended
	6/30/01	Amount	Percent (%)	6/30/00
	(Dollars in thousands)
Other operating expense
Salaries and benefits	$7,167	$1,956	37.5%	$5,211
Net occupancy	1,870	340	22.2%	1,530
Furniture and equipment	629	156	33.0%	473
Advertising & marketing related	395	34	9.4%	361
Corporate & regulatory fees	261	77	41.8%	184
Communications	281	40	16.6%	241
Data processing	753	54	7.7%	699
Professional fees	702	249	55.0%	453
Office supplies & forms	219	31	16.5%	188
Directors' fees	175	23	15.1%	152
Credit related expenses	312	169	118.2%	143
Amortization of goodwill	100	0	0.0%	100
Others	426	17	4.2%	409

Total other operating expense:	$13,290	$3,146	31.0%	$10,144

Financial Condition

Summary of Changes in Balance Sheets June 30, 2001 compared to December 31, 2000

    At June 30, 2001, the Company's total assets increased $47.1 million or 7.8% to $648.8 million from $601.7 million at December 31, 2000. Gross loans, net of unearned loan fees, which included $18 million of Term Federal Funds and $2.3 million of loans held for sale, totaled $464.8 million at June 30, 2001, which represents an increase of $102.1 million or 28.1% from $362.7 million at December 31, 2000. Total deposits also increased $34.3 million or 6.5% to $562.4 million at June 30, 2001 from $527.7 million at December 31, 2000.

Investment Security Portfolio

    At June 30, 2001, the Company classified its securities as held-to-maturity or available-for-sale under FASB 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at June 30, 2001; nor did the Company hold any derivative financial instruments. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The securities currently held by the Company are government-sponsored agency bonds, corporate bonds, and collateralized mortgage obligations.

    As of June 30, 2001, held-to-maturity securities totaled $4.2 million and available-for-sale securities totaled $58.4 million, compared to $15.7 million and $54.9 million, respectively at December 31, 2000. Securities with an amortized cost of $1.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at June 30, 2001.

	At June 30, 2001
	Amortized Cost	Market Value	Unrealized Gain	Unrealized Loss
	(Dollars in thousands)
Held-to-maturity
U.S. Government Securities	$1,544	$1,417	$—	$(127)
U.S. Corporate Notes	2,700	2,615	—	(85)

Total held-to-maturity	$4,244	$4,032	$—	$(212)
Available-for-Sale
U.S. Government Securities	$19,192	$19,365	$173	—
Collaterized Mortgage Obligation	9,770	9,876	106	—
Municipal Bonds	2,874	2,874	—	—
U.S. Corporate Notes	24,397	24,776	379	—
Korean Corporate Notes	1,438	1,520	82	—

Total available-for-sale	$57,671	$58,411	740	$(0)

Total Investment Portfolio:	$61,915	$62,443	$740	$(212)

    The amortized cost and estimated fair value of investment securities June 30, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2001
	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity
U.S. Government:
Due within one year	$—	$—	—
One to five years	—	—	—
Five to ten years	—	—	—
After ten years	1,544	1,417	6.97%
U.S. Corporate Notes:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	2,003	2,065	7.09%
After ten years	697	550	7.48%

Total held-to-maturity	$4,244	$4,032
Available for sale
U.S. Government:
Due within one year	$—	$—	—
One to five years	7,190	7,237	6.36%
Five to ten years	4,994	5,069	6.54%
After ten years	7,009	7,060	7.14%
Collaterized Mortgage Obligations:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	1,542	1,572	6.16%
After ten years	8,228	8,303	7.26%
Municipal Bonds:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
After ten years	2,873	2,873	5.12%

U.S. Corporate Notes:
Due within one year	—	—	—
One to five years	8,858	9,101	6.69%
Five to ten years	9,538	9,654	7.22%
After ten years	7,439	7,542	9.14%

Total available-for-sale	$57,671	$58,411

Total Investment Portfolio:	$61,915	$62,443

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

    The Company's net loans were $458.0 million at June 30, 2001. This represented an increase of $103.2 million or 29.1% over net loans of $354.8 million at December 31, 2000. The loan growth from year-end 2000 was mainly due to increase of $62.3 million in the commercial loan portfolio and $18 million of term fed funds sold which is included in the total commercial loans. The net loans, excluding the term fed funds sold increased $85.2 million or 24.0% during the first half of 2001. Total commercial loans, comprised of domestic commercial, international loans, SBA commercial loans, equipment financing, and term fed funds at June 30, 2001, were approximately $201.8 million, which represented an increase of $62.3 million or 44.6% from $139.5 million at December 31, 2000. Real estate and construction loans, comprised of commercial and SBA real estate loans were $218.4 million, which represented an increase of $40.5 million or 22.8% from $177.8 million at December 31, 2000.

    The following table shows the Company's loan composition by type:

	June 30, 2001		December 31, 2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans*	$201,807	43.4%	$139,544	38.5%
Real estate and construction loans	218,375	46.9%	177,849	49.0%
Consumer loans	44,941	9.7%	45,488	12.5%

Total loans outstanding	465,123	100.0%	362,881	100.0%
Unamortized loan fees, net of costs	(345)		(177)
Less: Allowance for Loan Losses	(6,822)		(7,881)

Net Loans Receivable	$457,956		$354,823

*Includes loans held for sale

    At June 30, 2001, the Company's nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) totaled $0.8 million. This represented a decrease of $1.5 million or 65.2% from non-performing assets of $2.3 million at December 31, 2000. As a percentage of total assets, nonperforming assets decreased to 0.12% at June 30, 2001, from 0.38% at December 31, 2000. This decrease in nonperforming assets is due to charge-off made during the six months period. The following table shows the composition of the Bank's nonperforming assets as of the dates indicated.

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Nonaccrual loans	$802	$2,038
Loan past due 90 days or more, still accruing	—	—
Restructured loans	—	—

Total Nonperforming Loans	802	2,038
Other real estate owned	—	263

Total Nonperforming Assets	$802	$2,301

Allowance for Loan Losses

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

    Management of the Company continues to carefully monitor the allowance of loan losses in relation to the size of the Company's loan portfolio and known risks or problem loans. Central to the Company's credit risk management is its credit risk rating system. Both internal, contracted external, and regulatory credit reviews are used to determine and validate loan risk grades. The Company's credit review system takes into consideration such borrower factors as: background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, and volatility of market value of collateral, and the Company's lien position; and the financial strength of guarantors.

    Analysis of the adequacy of the allowance is conducted by the Company, and reported to the Board on a quarterly basis. The Company utilizes two methodologies to analyze the adequacy of the allowance: the Loss Migration Analysis methodology; and the Specific Allocation methodology.

    The first methodology, Loss Migration Analysis, establishes reserve factors based on the Company's actual historical net charge-off experience for pools of loans graded Pass, Special Mention, Substandard, Doubtful, and Loss. A historical 12-quarter credit grading and loss experience is used. A 50.0% weight is applied to the established reserve factor for off balance sheet transactions (such as undisbursed lines of credit and contingent liabilities) that are graded Pass. The Company applies these reserve factors to the pools of loans graded Pass, Special Mention, Substandard, Doubtful, and Loss to determine the required allowance amount.

    Additionally, positive and negative adjustments are made to the resultant Loss Migration Analysis required allowance for changes in judgmental factors such as: the Company's aggregate historical loss experience trends; underwriting criteria and practices; economic conditions; the nature and volume of the loan portfolio; the ability of lending management and staff; the trend of the volume and severity of past due, non-performing, and classified loans; the quality of the credit review system; concentrations of credit; and competition and legal and regulatory requirements.

    The second methodology, Specific Allocation Analysis, includes a detailed analysis of specific loans in accordance with SFAS No. 114, "Accounting by Creditors for the Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures." Individual loans are reviewed to identify loans for impairment. A loan is considered impaired when principal and interest are deemed uncollectable in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan's effective interest rate, the fair value of the loan's collateral if the loan is collateral dependent, or an observable market price of the loan (if one exists). Upon measuring the impairment, the Company will insure an appropriate level of allowance is present or established. Based on the risk rating system, specific allowance allocations are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss may be incurred in excess of the amount determined by the Loss Migration Analysis formula allowance.

    Additionally, even if a loan is not impaired by definition, Management performs a detailed analysis of other loans graded Substandard. This analysis includes but is not limited to: appraisals of the collateral; conditions of the marketplace for liquidating the collateral; and an assessment of guarantors. Management then reviews these conditions in discussion with the Company's senior credit officers, determines the inherent loss, and may make an appropriate specific allocation for the credit.

    Furthermore, under the second methodology, the Loss Migration Analysis reserve factors are applied to the remainder of the loan portfolio, which is grouped in pools by credit risk grade, Pass, Special Mention, Substandard, Doubtful, or Loss, as the unallocated allowance.

    The Company also performs a reasonableness test to assist in determining if the allowance is sufficient to absorb the perceived risk in the loan portfolio. This test is not intended to substitute or override the Company's own internal methodology, but rather is used for comparative purposes. The assumptions used for the reasonableness test are:

  •
  Loss Classification: 100% reserve factor

  •
  Doubtful Classification: 50% reserve factor, or the Loss Migration Analysis reserve factor, whichever is higher

  •
  Substandard Classification: 15% reserve factor, or the Loss Migration Analysis reserve factor, whichever is higher

  •
  Special Mention and Pass Classifications: the Company's three year simple average net charge off ratio, or the Loss Migration Analysis reserve factor, whichever is higher

    The allowance for loan losses is increased by the provision for loan losses which is charged against current period operating results. The allowance for loan losses is also increased by recoveries on loan previously charged off and reduced by the actual loan losses charged to the allowance.

    The allowance for loan losses was $6.8 million at June 30, 2001, compared to $7.9 million at December 31, 2000. The allowance for loan losses was 1.53% of gross loans, excluding $18 million of term fed fund sold, at June 30, 2001 compared to 2.17% at December 31, 2000. The Company charged off $2.2 million and recovered $1.2 million during the first six months of 2001. The quality of the loan portfolio continued to be strong evidenced by low nonperforming loan balance and decreased classified loans. At June 30, 2001, the Company had loans classified as impaired totaling $763,000. This represents a decrease of $1.4 million or 64%, compared to loan classified as impaired of $2.2 million at December 31, 2000. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

    The Company did not make any additional reserves for the first six months of 2001 due to the high level of loan recoveries. Based on the calculation and continued loan recoveries, especially from the charged-off KFBNY loans, management believes the level of allowance as of June 30, 2001 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

    The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Loans:
Average gross loans	$416,670	$315,735
Total gross loans at end of period (net of unearned).	464,778	362,704
Total gross loans at end of period, excluding term fed fund sold	446,778	362,704
Allowance:
Balance—beginning of period	7,881	3,644
Loans charged off:
Commercial	2,039	6,300
Consumer	106	225
Real estate	83	52
Total loans charged off	2,228	6,577
Less: Recoveries on loan previous charged off
Commercial	642	2,292
Consumer	155	173
Real estate	372	1,571
Total recoveries	1,169	4,036
Net loan charged-off	1,059	2,541
Provision for loan losses	—	(1,100)
Allowance transferred with business acquisition	—	7,878
Balance—end of period	$6,822	$7,881

RATIO
Net loan charge-offs to average total loans *	0.51%	0.80%
Net loan charge-offs to total loans at end of period *	0.46%	0.70%
Allowance for loan losses to average total loans	1.64%	2.50%
Allowance for loan losses to total loans at end of period	1.47%	2.17%
Allowance for loan losses to total loans at end of period, Excluding term fed fund sold	1.53%	2.17%
Net loan charge-offs to beginning allowance *	26.87%	69.73%
Net loan charge-offs to provision for loan losses *	N/A	-231.00%

*
Annualized

Deposits and Other Borrowings

    At June 30, 2001, the Company's total deposits were $562.4 million. This represented an increase of $34.7 million or 6.6%, from total deposits of $527.7 million at December 31, 2000. Demand deposits totaled $180.1 million, representing a decrease of approximately $12.7 million or 6.6% from total demand deposits of $192.8 million at December 31, 2000. This decrease is mainly due to activity within two existing business accounts, the balances of which fluctuate regularly or seasonally.

    Time deposits over $100,000 totaled $136.8 million at June 30, 2001. This represented an increase of approximately $11.1 million or 8.8%, compared to $125.7 million at December 31, 2000. In February of 2001, the Company brought in $5.0 million brokered deposits: $2.0 million with five year maturity at 5.65%, $2.0 million with two year maturity at 5.30% and $0.9 million with one year maturity at 5.15%. Other time deposits, on the other hand, decreased approximately $0.6 million or 0.8% to $76.7 million at June 30, 2001, compared to $77.3 million at December 31, 2000. Since the Company lowered the cost of deposits significantly over the past months to compensate for the overall rate decrease, some branches experienced a decrease in their deposit portfolio.

    On September 31, 1999, the Company issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 31, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. At June 30, 2001, $2.6 million, which represents 60% of the total outstanding amount of the notes, qualified as risk-based Tier 2 capital.

    In October of 2000, the Company established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities, with a market value at least equal to outstanding advances plus investment in FHLB stocks. At June 30, 2001, the Bank had $5.0 million advances outstanding, all collaterized with securities pledged by the Company, with amortized cost of $9.0 million. The borrowing has a seven-year, fixed rate term.

    On March 28, 2001, the Company completed a private offering of $10 million of trust preferred securities, issued by Nara Capital as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of the Company. The Company intends to invest a portion of the net proceeds in the Bank to increase the Bank's regulatory guidelines and the Company included the trust preferred securities in Tier I Capital for the regulatory calculation purposes.

Shareholders' Equity and Regulatory Capital

    In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Bank's capital needs. Total shareholders' equity was $50.1 million at June 30, 2001. This represented an increase of $5.6 million or 12.6% over total shareholders' equity of $44.5 million at December 31, 2000.

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

    At June 30, 2001, Tier 1 capital, shareholders' equity less intangible assets, plus proceeds from the trust preferred securities, was $57.9 million. This represented an increase of $15.2 million or 35.6% over total Tier 1 capital of $42.7 million at December 31, 2000. At June 30, 2001, the Company had a ratio of total capital to total risk-weighted assets of 12.85% and a ratio of Tier 1 capital to total risk weighted assets of 11.11%. The Tier 1 leverage ratio was 8.95% at June 30, 2001. The following table sets forth Bank's regulatory capital ratios at June 30, 2001.

    The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to its minimum regulatory capital requirements as of June 30, 2001.

	As of June 30, 2001 (dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp
Leverage ratio	$57,923	8.95%	$25,894	4.0%	$32,029	4.95%
Tier 1 risk-based ratio	$57,923	11.11%	$20,858	4.0%	$37,065	7.11%
Total risk-based ratio	$67,025	12.85%	$41,716	8.0%	$25,309	4.85%
	As of June 30, 2001 (dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Leverage ratio	$49,422	7.93%	$24,914	4.0%	$24,508	3.93%
Tier 1 risk-based ratio	$49,422	9.50%	$20,801	4.0%	$28,621	5.50%
Total risk-based ratio	$58,506	11.25%	$41,601	8.0%	$16,905	3.25%

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

    The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks, federal funds sold and securities available-for-sale. The aggregate of these assets totaled $150.8 million at June 30, 2001, compared to $193.6 million at December 31, 2000.

    Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of the Company's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more the Company relies on its loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Company's assets. At June 30, 2001, the Company's loan to deposit ratio averaged 75.9%, compared to an average ratio of 73.3% at December 31, 2000.

    The Company's success is largely dependent upon its ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on the Company's net interest income and net portfolio value. Although in the normal course of business the Company manages other risks, such as credit and liquidity risk, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations

    The fundamental objective of the asset liability management process is to manage the Company's exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Asset Liability Committee meets monthly to monitor the interest rate risk, the sensitivity of the Company's assets and liabilities to those interest rate changes, investment activities and directs changes in the composition of the balance sheet. The Company's balance sheet is inherently asset sensitive, which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecast of interest rate and security portfolio changes are used to manage the interest rate risk.

    The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $86.8 million at June 30, 2001. The following table shows the Company's gap position as of June 30, 2001.

	0-90 days	91-365 days	1-3 years	Over 3 yrs	Total
	(Dollars in thousands)
Total Investments	$63,212	$487	$7,754	$56,626	$128,079
Total Loans	365,813	18,148	24,906	56,256	465,123

Rate Sensitive Assets:	429,025	18,635	32,660	112,882	593,202

Deposits:
Time certificate of deposit $100,000 or more	66,157	64,639	2,731	3,243	136,770
Time certificate of deposit Under $100,000	37,643	37,197	1,767	60	76,667
Money market	84,936	—	—	—	84,936
Now account	9,075	—	—	—	9,075
Savings Accounts	55,928	5,246	10,434	3,283	74,891
Other liabilities:
Subordinated notes	—	—	—	4,300	4,300
FHLB borrowings	—	—	—	5,000	5,000
Trust Preferred	—	—	—	9,659	9.659

Rate Sensitive Liabilities:	$253,739	$107,082	$14,932	$25,545	$401,298

Net gap position	175,286	(88,447)	17,728	87,337
Net cumulative gap position	175,286	86,839	104,567	191,904

    The Company also uses a simulation analysis model to predict and monitor net interest income volatility and market value of equity volatility. The market value of equity is defined as the present value of assets minus the present value of liabilities and off balance sheet contracts. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2001.

	June 30, 2001
Change in Interest Rates (Basis Points)	Net Interest Income Volatility	Market Value Volatility
+200	15.85%	-12.37%
+100	8.05%	-6.35%
-100	-8.71%	7.10%
-200	-17.03%	14.45%

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

  •
  Pursuant to the National Bank Act, approval of a business combination (a merger or sale of assets) involving the Bank required the approval of a majority of the board of directors as well as a favorable vote of not less than 66 2/3% of the outstanding shares. Bancorp's charter documents do not have such a provision; however, in certain cases under the DCGL the approval of 66 2/3% of the outstanding shares may be required.

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

    The first Annual Meeting of Shareholders (the "Meeting") of the Bancorp was held on May 16, 2001 for the purpose of considering and voting upon the following matters:

  1.
  Election of six persons to serve on the Board of Directors until the next annual meeting and when their successors are elected and qualified:

  2.
  Ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2001.

    Election of six persons to serve on the Board of Directors was approved with a total of 3,830,113 votes cast for, 44,634 votes against, and 84,918 abstentions.

    The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2001 was approved with a total of 3,032,184 votes cast for, 0 votes against, and 7,965 abstentions.

    There were no other matters brought before the Meeting that required a vote by shareholders.

Item 5. Other information

    Inapplicable

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, 10.3. and 10.9.

Number	Description
2.1	Plan of Reorganization and Merger Agreement among Nara Bancorp, Inc., Nara Bank, N.A. and Nara Interim Bank, N.A. (incorporated herein by reference to Exhibit 2.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)
2.2	Agreement and Plan of Reorganization between Nara Bank, N.A., Korea First Bank of New York and Korea First Ltd., dated November 9, 1999 (incorporated herein by reference to Exhibit 2.2 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
3.1	Certificate of Incorporation of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November, 2000)
3.2	Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
4.2	Subordinated Note Material (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 14, 2001)
4.3	Form of Warrant Agreement (incorporated herein by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)
4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)
10.1	Nara Bank, N. A. 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.2	Nara Bank, N.A. 1989 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.3	Nara Bank, N.A. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)
10.4	Lease for premises located at 118 Broad Avenue, Palisades Park, New Jersey (incorporated herein by reference to Exhibit 10.4 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.5	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.6	Lease for premises located at 138-02 Northern Blvd., Flushing, New York (incorporated herein by reference to Exhibit 10.6 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.7	Lease for premises located at 2250 Broadway, Oakland, California (incorporated herein by reference to Exhibit 10.7 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California (incorporated herein by reference to Exhibit 10.8 filed with the Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)
10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A. (incorporated herein by reference to Registrant's Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 14, 2001)

(b)
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.
Date: August 13, 2001	By:	/s/ BON T. GOO
Bon T. Goo Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

QuickLinks

FORM 10-Q
Table of Contents
PART I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME For the three months and six months ended June 30, 2001 and 2000 (Unaudited)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2001 and 2000 (Unaudited)
STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
Forward-Looking Information
RESULTS OF OPERATIONS
Other Operating Expenses
Financial Condition
Item 3. Quantitative and qualitative disclosures about market risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES