Form 10-Q
period 2001-09-30
NARA BANCORP INC
filed 2001-11-14
CIK 1128361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001
or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

NARA BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010
(Address of Principal executive offices) (ZIP Code)

(213) 639-1700
(Registrant's telephone number, including area code)

Nara Bank, N.A.
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of September 30, 2001, there were 5,557,520 outstanding shares of the issuer's Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2001	December 31, 2000
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$26,492,907	$32,980,310
Federal funds sold	5,000,000	99,700,000
Interest-bearing deposits in other banks	871,000	6,035,294
Securities available for sale, at fair value	65,809,813	54,914,606
Securities held to maturity, at amortized cost (fair value: 2001- $3,989,130; 2000-$14,996,455)	4,283,379	15,744,083
FRB Stock	918,300	918,300
Federal Home Loan Bank Stock	263,200	251,600
Interest-only strips, at fair value (Note 2)	322,450	410,337
Loans receivable, net of allowance	493,973,793	354,822,848
Loan held for sale	3,281,250	—
Premises and equipment	4,164,007	5,816,759
Other real estate owned	—	262,949
Accrued interest receivable	3,717,317	3,437,114
Deferred income taxes, net	6,822,745	7,250,639
Customers' acceptance liabilities	6,811,205	5,394,334
Cash surrender value	10,277,460	4,992,628
Goodwill and intangible assets, net	1,397,117	1,547,378
Other assets	5,553,965	7,182,713

TOTAL	$639,959,908	$601,661,892

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$179,352,932	$192,836,727
Interest-bearing:
Money market and other	80,268,703	82,043,130
Savings deposits	75,094,649	49,830,769
Time deposits of $100,000 or more	141,908,821	125,711,805
Other time deposits	70,570,996	77,286,490

Total Deposits	547,196,101	527,708,921
Borrowing from Federal Home Loan Bank	5,000,000	5,000,000
Subordinated notes	4,300,000	4,300,000
Accrued interest payable	4,008,813	3,754,811
Acceptances outstanding	6,811,205	5,394,334
Negative goodwill, net	4,523,309	5,516,231
Trust Preferred Securities (Note 5)	9,662,220	—
Other liabilities	4,673,503	5,475,424

Total liabilities	586,175,151	557,149,721
Stockholders' equity:
Common stock, $0.001 par value; authorized, 10,000,000 shares; issued and outstanding, 5,557,520 and 5,461,929 shares at September 30, 2001 and December 31, 2000, respectively	5,558	5,462
Capital surplus	32,907,586	32,103,495
Retained earnings (Note 3)	19,941,394	12,114,836
Accumulated other comprehensive income — unrealized gain on securities available for sale and interest- only strips, net of taxes of $620,146 and $192,252 at September 30, 2001 and December 31, 2000, respectively	930,219	288,378

Total stockholders' equity	53,784,757	44,512,171

Total liabilities and stockholders' equity	$639,959,908	$601,661,892

See notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$10,175,528	$9,106,788	$30,552,034	$24,154,913
Interest on securities	1,103,383	876,474	3,663,622	2,389,625
Interest on other investments, including TCD with other financial institution	42,432	106,908	247,484	248,285
Interest on federal funds sold	343,553	1,010,197	2,130,630	2,252,557

Total interest income	11,664,896	11,100,367	36,593,770	29,045,380

INTEREST EXPENSE:
Interest expense on deposits	3,597,504	3,696,694	12,487,748	9,484,039
Interest on other borrowings	437,117	96,766	1,062,070	294,249

Total interest expense	4,034,621	3,793,460	13,549,818	9,778,288

Net interest income before provision for loan losses	7,630,275	7,306,907	23,043,952	19,267,092
Provision for loan losses	300,000	400,000	300,000	400,000

Net interest income after provision for loan losses	7,330,275	6,906,907	22,743,952	18,867,092

OTHER OPERATING INCOME:
Service charges on deposit accounts	1,421,527	1,479,471	4,440,621	4,116,797
Other charges and fees	1,497,007	1,566,880	4,288,259	4,531,110
Gain on sale of available-for-sale securities	—	—	708,244	255
Gain on sale of premises and equipment	519	—	27,484	389,322
Gain on sale of OREO	—	—	35,555	—
Amortization of negative goodwill	330,974	—	992,922	—
Gain on sale of SBA loans	399,886	121,920	1,074,319	683,156

Total other operating income	3,649,913	3,168,271	11,567,404	9,720,640

OTHER OPERATING EXPENSE:
Salaries, wages and employee benefits	3,868,473	3,326,611	11,034,981	8,537,555
Net occupancy expense	993,406	952,685	2,863,441	2,482,979
Furniture and equipment expense	326,848	263,672	956,083	736,462
Other operating expenses	1,755,337	1,685,874	5,379,540	4,616,336

Total other operating expense	6,944,064	6,228,842	20,234,045	16,373,332

EARNINGS BEFORE INCOME TAX PROVISION	4,036,124	3,846,336	14,077,311	12,214,400
INCOME TAX PROVISION	1,490,000	1,053,637	5,428,000	4,083,574

NET EARNINGS	$2,546,124	$2,792,699	$8,649,311	$8,130,826

EARNINGS PER SHARE (Note 4)
Basic	$0.46	$0.59	$1.57	$1.66
Diluted	$0.43	$0.56	$1.49	$1.57

See notes to financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
BALANCE, DECEMBER 31, 2000	5,461,929	$5,462	$32,103,495	$12,114,836	$288,378
Warrants exercised	57,925	58	637,367
Stock options exercised	37,666	38	166,724
Cash dividend declared				(822,753)
Comprehensive income:
Net income				8,649,311		$8,649,311
Other comprehensive income—
-Change in unrealized gain on securities available for sale and interest-only strips net of tax					641,841	641,841

Comprehensive income						$9,291,152

BALANCE, SEPTEMBER 30, 2001	5,557,520	$5,558	$32,907,586	$19,941,394	$930,219

BALANCE, DECEMBER 31, 1999	4,403,753	$4,404	$22,226,561	$4,652,655	$(157,362)
Capital injection	700,000	700	6,867,410
Stock options exercised	5,000	5	14,995
Stock dividend	352,339	352	2,994,530	(2,994,882)
Comprehensive income:
Net income				8,130,826		$8,130,826
Other comprehensive income -
Change in unrealized gain (loss) on securities available for sale and interest-only strips net of tax					(699)	(699)

Comprehensive income						$8,130,127

BALANCE, SEPTEMBER 30, 2000	5,461,092	$5,461	$32,103,496	$9,788,599	$(158,061)

DISCLOSURE OF RECLASSIFICATION AMOUNT FOR SEPTEMBER 30:	2001	2000
Unrealized gain (loss) on securities available for sale and interest-only strips:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $593,640 in 2001 and ($26,311) in 2000	$890,459	$(39,467)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $165,746 in 2001 and ($25,845) in 2000	248,618	(38,768)

Net change in unrealized gain (loss) of securities available for sale and interest-only strips, net of tax expense (benefit) of $427,894 in 2001 and ($466) in 2000	$641,841	$(699)

See notes to financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings from operations	$8,649,311	$8,130,826
Adjustment to reconcile net earnings
Depreciation, amortization, and accretion	(377,701)	749,672
Provision for loan losses	300,000	400,000
Provision for decline in securities available for sale	138,083	—
Proceeds from sales of loans held for sale	17,742,631	14,171,004
Origination of loans held for sale	(12,292,865)	(33,045,900)
Net gain on sale of loans held for sale	(1,074,320)	(683,156)
Gain on sales of furniture and equipment	(27,484)	(389,322)
Gain on sale of investment securities available for sale	(708,244)	—
Gain on sale of OREO	(35,555)	—
Increase in accrued interest receivable	(280,203)	(572,189)
Decrease (increase) in other assets	454,769	(1,888,666)
Increase in accrued interest payable	254,002	956,554
Increase in other liabilites	648,166	(1,934,528)

Net cash provided by (used in) operating activities	13,390,590	(14,105,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(147,107,641)	(53,971,563)
Net increase in cash surrender value	(5,284,832)	(108,806)
Purchase of premises and equipment	(845,402)	(742,876)
Purchase of investment securities	(42,190,589)	(8,719,455)
Proceeds from sale of premises and equipment	1,752,155	2,418,390
Proceeds from sale of OREO	298,505	—
Proceeds from matured or called securities held to maturity	11,460,704	—
Proceeds from matured, called, or sold investment securities available for sale	33,003,887	—
Purchase of Federal Home Loan Bank Stock	(11,600)	(96,400)
Decrease in interest-only strip	50,986	70,012
Purchase of interest-bearing deposits with other financial institutions	—	(3,834,000)
Proceeds from matured interest-bearing deposits with other institution	5,165,000	1,366,000
Cash paid for the acquisition of KFBNY	—	(8,699,445)
Cash & cash equivalents acquired from business combination	—	24,081,068

Net cash used in investing activities	(143,708,827)	(48,237,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,487,180	85,771,965
Issuance of Trust Preferred Securities	9,662,220	—
Payment of cash dividend	(822,753)	—
Proceeds from the issuance of common stock	—	6,868,100
Proceeds from warrants exercised	637,425	—
Proceeds from stock options exercised	166,762	15,000

Net cash provided by financing activities	29,130,834	92,655,065

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(101,187,403)	30,312,285
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	132,680,310	62,689,328

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,492,907	$93,001,613

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$13,295,816	$8,332,844
Income Taxes Paid	$6,620,653	$6,549,243
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loan receivables to loan held for sale	$8,731,016
Transfer of Loans to Other Real Estate Owned		$205,011
Transfer from Retained Earnings to Common Stock for the issuance of 8% stock dividend		$2,994,882
The Bank purchased three branches of Korea First Bank of New York In conjunction of the acquisition, net liabilities were assumed as follows:
Fair value of assets acquired		$84,253,449
Cash paid for the acquisition		$8,699,445
Fair value of liabilities assumed		$68,934,527
Negative goodwill		$6,619,477

See accompanying notes to financial statements

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

    In the opinion of management, all adjustments have been included, including normal recurring adjustments necessary to present fairly the financial position of the Company and the results of its operations for the interim period ended September 30, 2001. Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

2. Interest-only Strips

    Certain Small Business Administration (SBA) loans that may be sold prior to maturity have been designated as held for sale and are recorded at the lower of cost of market value on an aggregate basis. The servicing fees on SBA loans sold are divided into two separate categories called "Servicing Assets" and "Interest-only Strip Receivable". The interest-only strip receivable is the interest income retained by the Bank that exceeds the contractually specified servicing fees (100 basis points). This receivable is a financial asset and is subsequently measured like investments in debt securities classified as available-for-sale. The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" on April 1, 2001, and the adoption did not have a material impact on the Company's results of operations, financial position, or cash flows.

3. Dividends

    In May of 2000, the Bank paid 9.0% stock dividend to its shareholders of record at the close of business on April 14, 2000. On March 21, 2001, the Company declared a $0.15 per share cash dividend payable on May 1, 2001 to shareholders of record at the close of business on April 24, 2001.

4. Earnings Per Share

    Basic earnings-per-share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings-per-share reflects the potential dilution of securities that could share in the earnings.

    The weighted average number of shares outstanding for basic earnings per share was 5,531,565 and 5,007,470 for the three months ended September 30, 2001 and 2000, respectively. The calculation of fully diluted earnings per share assumes the issuance of 331,582 and 264,405 shares of common stock for the three months ended September 30, 2001 and 2000, respectively, upon conversion of the Company's potentially dilutive instruments. The weighted average number of shares outstanding for fully diluted earnings per share was 5,863,147 and 5,280,268 for the three months ended September 30, 2001 and 2000, respectively.

    The weighted average number of shares outstanding for basic earnings per share was 5,496,113 and 5,007,470 for the nine months ended September 30, 2001 and 2000, respectively. The calculation of fully diluted earnings per share assumes the issuance of 309,772 and 264,405 shares of common stock for the nine months ended September 30, 2001 and 2000, respectively, upon conversion of the Company's potentially dilutive instruments. The weighted average number of shares outstanding for fully diluted earnings per share was 5,805,885 and 5,050,139 for the nine months ended September 30, 2001 and 2000, respectively.

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

    The Company intends to use the proceeds for possible acquisitions of complementary lines of business and to invest in the Bank to support future growth and expansion. Prior to such usage, the proceeds have been invested in short term investments and used by the Bank to fund loans.

6. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. Additionally, SFAS No. 142 will require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.

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

    Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. The transitional assessment, which is required to be completed by June 30, 2002, will consist of (1) identifying the Company's reporting units, (2) determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, and (3) determining the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Such impairment evaluation is to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company's statement of operations.

The Company is currently evaluating the impact of the adoption of SFAS No. 142 on its goodwill and intangible assets and has not yet determined the full effect of adoption on its financial position and results of operations.

    The Company also carries negative goodwill, the amount of the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired company. Upon the adoption, any unamortized deferred credit related to an excess over cost will be recognized as a change in accounting principle and treated as an extraordinary gain. Management expects the remaining balance of negative goodwill of approximately $4.2 million at December 31, 2001 to be written off and recognized as the effect of a change in accounting principle on January 1, 2002 as a consequence of adopting SFAS No. 142.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires, among other things, that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This pronouncement supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. The Company is currently evaluating the impact that the adoption of SFAS No. 144 may have on its financial position and results of operations.

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

    The following is management's discussion and analysis of the major factors that influenced the Company's consolidated results of operations and financial condition for the nine months ended September 30, 2001. This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and with the unaudited financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

    The following table sets forth certain selected financial data concerning the Company for the periods indicated (dollars in thousands):

	At or for the Nine Months Ended (Unaudited)
	9/30/2001	9/30/2000
AVERAGE BALANCES:
Average net loans *	$431,717	$292,411
Average investment securities	70,036	45,696
Average assets	627,530	453,482
Average deposits	544,440	406,763
Average equity	48,893	31,685
PERFORMANCE RATIOS:
Return on average assets (1)	1.84%	2.39%
Return on average shareholders' equity (1)	23.59%	34.22%
Operating expense to average assets	3.20%	3.61%
Efficiency ratio (2)	58.46%	56.48%
Net interest margin (3)	5.45%	6.58%
CAPITAL RATIOS (4)
Leverage capital ratio (5)	9.49%	7.98%
Tier 1 risk-based capital ratio	10.82%	10.16%
Total risk-based capital ratio	12.53%	12.28%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.46%	2.91%
Allowance for loan losses to non-accrual loans	795.94%	430.39%
Total non-performing assets to total assets (6)	0.15%	0.68%

*
Includes the loan held for sale in the amount of $3,277 as of September 30, 2001

(1)
Calculations are based on annualized net income.

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

(5)
Calculations are based on average quarterly assets balances of the Bank.

(6)
Non-performing assets include non-accrual loans and other real estate owned.

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

RESULTS OF OPERATIONS

Overview

    Net Income.  The Company's net income for the three months ended September 30, 2001 decreased by $247,000, or 8.8%, to $2.5 million, compared to $2.8 million for the corresponding period of the preceding year. The decrease resulted primarily from an increase in income tax provision. During the third quarter of 2001, the Company's provision for taxes increased $436,000 to $1.5 million compared to $1.1 million for the same period in 2000. The increase relates to higher taxes assessed from the State of New York due to an increase in income generated from it relative to the entire Company's operation. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended September 30, 2001 were 19.54% and 1.58%, respectively. This compares with annualized ROE and ROA ratios of 32.39% and 2.21%, respectively, for the three months ended September 30, 2000. The resulting efficiency ratios were 61.56% for the three months ended September 30, 2001 compared with 59.46% for the corresponding period of the preceding year. Diluted earnings per common share were $0.43 for the three months ended September 30, 2001 compared with $0.56 for the comparable period of the preceding year.

    The Company's net income for the nine months ended September 30, 2001 increased by $518,000, or 6.4%, to $8.6 million, compared to $8.1 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on the growth of the loan portfolio. The annualized returns on average equity and average assets ratios for the nine months ended September 30, 2001 were 23.59% and 1.84%, respectively. This compares with annualized ROE and ROA ratios of 34.22% and 2.39%, respectively, for the nine months ended September 30, 2000. The resulting efficiency ratios were 58.46% for the nine months ended September 30, 2001 compared with 56.48% for the corresponding period of the prior year. Diluted earnings per common share were $1.49 for the nine months ended September 30, 2001 compared with $1.57 for the comparable period of the preceding year.

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

    Net interest income before provision for loan losses of $7.6 million for the three months ended September 30, 2001 represented a $323,000, or 4.4%, increase over net interest income of $7.3 million for the three months ended September 30, 2000. This increase was primarily due to the increase in the loan portfolio and was partially offset by the growth in core deposits. The average cost of deposits and other borrowings decreased to 4.11% for the three months ended September 30, 2001 from 5.21% for the three months ended September 30, 2000, primarily due to decreases in interest rates. The Federal Reserve Bank decreased the Fed funds rate by 75 bps during the third quarter of 2001. The increase in loans contributed to an increase of $565,000 in interest on earning assets to $11.7 million for the three months ended September 30, 2001, from $11.1 million for the three months ended September 30, 2000. This compares with an increase of $241,000 in interest expense to $4.0 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000.

    Net interest income before provision for loan losses of $23.0 million for the nine months ended September 30, 2001 represented a $3.8 million, or 19.6%, increase over net interest income of $19.3 million for the nine months ended September 30, 2000. This increase was primarily due to the increase in loan portfolio and partially offset by the growth in core deposits. The yield on interest-earning assets decreased to 8.7% for the nine months ended September 30, 2001 from 9.9% for the corresponding period of 2000, due to the decrease in interest rates. The average cost of deposits and other borrowings decreased to 4.7% for the nine months ended September 30, 2001 from 5.0% for the nine months ended September 30, 2000, primarily due to decreases in interest rates. The Federal Reserve Bank decreased the Fed funds rate by 350 bps during the nine months ended September 30, 2001. The increase in loans contributed to an increase of $7.5 million in interest on earning assets to $36.6 million for the nine months ended September 30, 2001, from $29.0 million for the nine months ended September 30, 2000. This compares with an increase of $3.8 million in interest expense to $23.0 million for the nine months ended September 30, 2001 from $19.3 million for the nine months ended September 30, 2000.

    Average outstanding loans increased to $439.0 million for the nine months ended September 30, 2001 from $300.4 million for the corresponding period of 2000, an increase of $138.6 million, or 46.1%. Average securities increased to $70.0 million for the nine months ended September 30, 2001 from $45.7 million for the same period of 2000, an increase of $24.3 million, or 53.3%. Average interest-bearing deposits increased to $367.7 million for the nine months ended September 30, 2001 from $257.3 million in the corresponding period of the prior year, representing an increase of $110.4 million, or 42.9%.

    Net Interest Margin.  The net interest margin was 5.45% for the nine months ended September 30, 2001, down from 6.58% for the corresponding period of 2000. The decrease in the net interest margin resulted primarily from a decrease in interest rates and the Company's asset and liability position being asset sensitive to the declining interest rate environment. Due to the further rate reductions from the Federal Reserve Bank, the Company does not expect to see an improvement in net interest margin during the fourth quarter of 2001.

    The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the year-to-date periods indicated:

	September 30, 2001			September 30, 2000
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
	(Dollars in thousands)
Interest Earning Assets:
Net loans	$431,717	$30,552	9.44%	$292,411	$24,155	11.01%
Other investments	4,895	247	6.73%	5,326	248	6.21%
Securities	70,036	3,664	6.97%	45,696	2,390	6.97%
Federal funds sold	57,306	2,131	4.96%	46,730	2,252	6.43%
Total interest earning assets	$563,954	$36,594	8.65%	$390,163	$29,045	9.93%
Interest Bearing Liabilities:
Demand, interest-bearing	87,532	2,240	3.41%	53,998	1,495	3.69%
Savings	64,408	1,553	3.21%	42,304	1,046	3.30%
Time certificates of deposit.	215,791	8,695	5.37%	161,006	6,943	5.75%
Subordinated notes	4,300	290	8.99%	4,300	290	8.99%
Other borrowings	5,000	254	6.77%	85	4	6.35%
Trust preferred	6,546	518	10.53%	—	—	—
Total interest bearing Liabilities	$383,577	$13,550	4.71%	$261,693	$9,778	4.98%
Net interest income		$23,044			$19,267
Net yield on interest-earning assets			5.45%			6.58%
Net interest spread			3.94%			4.94%
Average interest-earning assets to average interest-bearing liabilities			147.02%			149.09%

    The following table illustrates the changes in interest income, interest expense, amount attributable to variations in interest rates, and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the changes due to volume and the changes due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	September 30, 2001 over September 30, 2000
		Change due to
	Net Increase/ (Decrease)
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$6,397	$(2,752)	$9,149
Interest on other investments	(1)	(31)	30
Interest on securities	1,274	1	1,273
Interest on fed funds sold	(122)	(686)	564

Total Interest income:	7,548	(3,468)	11,016

INTEREST EXPENSE
Interest on demand deposits	745	(103)	848
Interest on savings	507	(25)	532
Interest on time certificates of Deposits	1,752	(418)	2,170
Interest on subordinated notes	—	—	—
Interest on others	250	—	250
Interest on trust preferred securities	518	—	518

Total Interest Expense:	$3,772	(546)	$4,318

    Provision for Loan Losses.  The provision for loan losses reflects management's judgment of the current period cost associated with credit risk inherent in the Company's loan portfolio. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management's judgment, is adequate to absorb losses inherent in the Company's loan portfolio.

    The provision for loan losses of $300,000 for the nine months ended September 30, 2001 represented a decrease of $100,000 as compared to a provision of $400,000 for the corresponding period of the preceding year. During the first half of the year 2001, the Bank recorded no provision for loan losses due to the high level of loan recoveries during this period. During this period, $1.2 million was recovered, of which $1.1 million, related to Korea First Bank of New York loans that were charged off as a result of its acquisition by the Bank. During the third quarter of 2001, the Bank recorded $300,000 in provision for loan losses partially to reflect the growth of $34.7 million in gross loans less term fed funds ($481.5 at September 30, 2001, compared to $446.8 million at June 30, 2001) as well as a $157,000 increase in non-performing loans for the same period ($959,000 at September 30, 2001, compared to $802,000 at June 30, 2001). At September 30, 2001, the allowance for loan losses was $7.3 million. Net loan charge-offs were $923,000 for the nine months ended September 30, 2001, compared with net loan charge-offs of $1.7 million for the corresponding period of 2000.

Other Operating Income

    Other operating income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

    Noninterest Income.  Noninterest income for the three months ended September 30, 2001 was $3.7 million compared to $3.2 million for the corresponding quarter of 2000, an increase of $482,000, or 15.2%, primarily as a result of amortization of negative goodwill and gain from sale of SBA loans.

Negative goodwill amounted to $331,000 for the third quarter of 2001 compared with none during the same period in 2000. Gain on sale of SBA loans increased $278,000 to $400,000 for the three months ended September 30, 2001 as compared to $122,000 for the corresponding period of 2000.

    Noninterest income for the nine months ended September 30, 2001 was $11.6 million compared to $9.7 million for the corresponding period of 2000, an increase of $1.9 million, or 19.0%, primarily as a result of gain on sale of available-for-sale securities and of SBA loans and amortization of negative goodwill. For the nine months ended September 30, 2001, gain on sale of available-for-sale securities, gain on sale of SBA loans, and amortization of negative goodwill was $708,000, $1.1 million, and $993,000, respectively. The gain on sale of SBA loans was $683,000 for the nine months ended September 30, 2000.

    The summary of other operating income by category is illustrated below:

	Nine Months Ended	Increase (Decrease)		Nine Months Ended
	9/30/01	Amount	Percent(%)	9/30/00
	(Dollars in thousands)
Other operating income
Service charges on deposits	$4,441	$324	7.9%	$4,117
International service fee income.	1,813	(194)	-9.7%	2,007
Wire transfer fees	710	112	18.7%	598
Service fee income from SBA	495	(18)	-3.5%	513
Earnings on cash surrender value.	313	113	56.5%	200
Lease income	—	(396)	-100.0%	396
Loan servicing fee income	63	(87)	-58.0%	150
Gain on sale of OREO	36	36	100.0%	—
Gain on sale of SBA loans	1,074	391	57.2%	683
Gain on sale of securities	708	708	100.0%	—
Gain on sale of premises and equipment	28	(361)	-92.8%	389
Amortization of negative goodwill	993	993	100.0%	—
Others	893	225	33.7%	668

Total other operating income:	$11,567	$1,846	19.0%	$9,721

    Noninterest Expense.  Noninterest expense of $6.9 million for the three months ended September 30, 2001 increased $715,000, or 11.5%, compared with $6.2 million for the corresponding quarter of 2000. Personnel expenses increased to $3.9 million for the three months ended September 30, 2001, from $3.3 million for the corresponding period of 2000, an increase of $542,000, or 16.3%, primarily due to the additional staffing required to support the internal growth of the Bank, and the opening of a new Cerritos branch in La Palma, California.

    Noninterest expense of $20.2 million for the nine months ended September 30, 2001 increased $3.9 million, or 23.6%, compared with $16.4 million for the corresponding period of 2000. Personnel expenses increased to $11.0 million for the nine months ended September 30, 2001, from $8.5 million for the corresponding period of 2000, an increase of $2.5 million, or 29.3%, primarily due to the additional staffing required to support the internal growth of the Bank and the opening of two new branches, the Aroma Center in Los Angeles and the Cerritos branch in La Palma, California.

    The summary of other operating expenses is illustrated below:

	Nine Months Ended	Increase (Decrease)		Nine Months Ended
	9/30/01	Amount	Percent(%)	9/30/00
		(Dollars in thousands)
Other operating expense
Salaries and benefits	$11,035	$2,497	29.2%	$8,538
Net occupancy	2,863	380	15.3%	2,483
Furniture and equipment	956	220	29.9%	736
Advertising & marketing related	595	31	5.5%	564
Corporate & regulatory fees	376	92	32.4%	284
Communications	405	159	17.1%	346
Data processing	1,385	362	35.4%	1,023
Professional fees	964	201	26.3%	763
Office supplies & forms	308	25	8.8%	283
Directors' fees	256	31	13.8%	225
Credit related expenses	475	155	48.4%	320
Amortization of goodwill	150	—	—	150
Others	466	(192)	(29.2)%	658

Total other operating expense:	$20,234	$3,861	23.6%	$16,373

    Provision for Income Taxes.  The provision for income taxes was $1.5 million and $1.1 million on the income before taxes of $4.0 million and $3.8 million for the three months ended September 30, 2001 and 2000, respectively. The effective tax rate for the quarter ended September 30, 2001 was 36.9%, compared with 27.4% for the quarter ended September 30, 2000.

    The provision for income taxes of $5.4 million and $4.1 million on the income before taxes of $14.1 million and $12.2 million for the nine months ended September 30, 2001 and 2000, respectively, represents effective tax rates of 38.6% and 33.4%, respectively.

Financial Condition

    Total assets at September 30, 2001 were $640.0 million, an increase of $38.3 million, or 6.4%, from $601.7 million at December 31, 2000. The growth resulted primarily from increases in the loan portfolio.

Loan Portfolio

    The Company carries all loans other than certain SBA loans held-for-sale at face amount, less payments collected, net of deferred loan origination fees and the allowance for possible loan losses. SBA loans held-for-sale are carried at the lower of cost or market. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

    During the nine months ended September 30, 2001, total loans increased by $142.2 million, or 39.2%, to $505.1 million, from $362.9 million at December 31, 2000. This growth was led by an increase in commercial loans and real estate and construction loans. Total loans includes $23 million in term federal funds and $3.3 million loans held for sale. Total commercial loans comprised of domestic commercial, international loans, SBA commercial loans, equipment financing, and term fed funds grew to $224.5 million at September 30, 2001, from $139.5 million at December 31, 2000. Real estate and construction loans comprised of commercial and SBA real estate loans increased to $236.8 million at September 30, 2001 from $177.8 million at December 31, 2000.

    The following table illustrates the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2001		December 31, 2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$224,502	44.4%	$139,544	38.5%
Real estate and construction loans	236,755	46.9%	177,849	49.0%
Consumer loans	43,815	8.7%	45,488	12.5%

Total loans outstanding	505,072	100.0%	362,881	100.0%
Unamortized loan fees, net of costs	(559)		(177)
Less: Allowance for Loan Losses	(7,258)		(7,881)

Net Loans Receivable	$497,255		$354,823

*
Includes loans held for sale

    Total past due loans were 0.18% of total net loans at September 30, 2001, compared with 0.57% at December 31, 2000. Nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $959,000, or 0.15%, of total assets at September 30, 2001, compared with nonperforming assets of $2.3 million, or 0.38%, of total assets at December 31, 2000. The allowance for loan losses was $7.3 million at September 30, 2001, a decrease of $622,000 from $7.9 million at December 31, 2000. The decrease in the allowance for loan losses reflected management's charge-off of the non-performing loans transferred from the acquisition of the Korea First Bank of New York.

    The following table illustrates the composition of the Bank's nonperforming assets as of the dates indicated.

	September 30, 2001	December 31, 2000
	(Dollars in thousands)
Nonaccrual loans	$912	$2,038
Loan past due 90 days or more, still accruing	47	—
Restructured loans	—	—
Total Nonperforming Loans	959	2,038
Other real estate owned	—	263

Total Nonperforming Assets	$959	$2,301

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

    The allowance for loan losses was $7.3 million at September 30, 2001, compared to $7.9 million at December 31, 2000. The allowance for loan losses was 1.51% of gross loans, excluding $23 million of term fed fund sold, at September 30, 2001 compared to 2.17% at December 31, 2000. The Company charged off $2.6 million and recovered $1.6 million during the first nine months of 2001. The quality of the loan portfolio continued to be strong evidenced by low nonperforming loan balance and decreased classified loans. At September 30, 2001, the Company had classified $580,000 as loans impaired. This represents a decrease of $1.6 million or 73%, compared to $2.2 million classified as impaired at December 31, 2000. The Company applies the methods prescribed by Statement of Financial Accounting Standards No. 114 for determining the fair value of specific loans for which the eventual collection of all principal and interest is considered impaired.

    The Company recorded $300,000 in reserves for the first nine months of 2001. Based on the calculation and continued loan recoveries, especially from the charged-off KFBNY loans, management believes the level of allowance as of September 30, 2001 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect the Company's service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

    The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	September 30, 2001	December 31, 2000
	(Dollars in thousands)
Loans:
Average gross loans	$438,987	$315,735
Total gross loans at end of period (net of unearned).	504,514	362,704
Total gross loans at end of period, excluding term fed fund sold	481,514	362,704
Allowance:
Balance — beginning of period	7,881	3,644
Loans charged off:
Commercial	2,307	6,300
Consumer	178	225
Real estate	83	52
Total loans charged off	2,568	6,577
Less: Recoveries on loan previous charged off
Commercial	1,105	2,292
Consumer	166	173
Real estate	374	1,571
Total recoveries	1,645	4,036
Net loan charged-off	923	2,541
Provision for loan losses	300	(1,100)
Allowance transferred with business acquisition	—	7,878
Balance — end of period	$7,258	$7,881

RATIO
Net loan charge-offs to average total loans *	0.28%	0.80%
Net loan charge-offs to total loans at end of period *	0.24%	0.70%
Allowance for loan losses to average total loans	1.65%	2.50%
Allowance for loan losses to total loans at end of period	1.44%	2.17%
Allowance for loan losses to total loans at end of period, Excluding term fed fund sold	1.51%	2.17%
Net loan charge-offs to beginning allowance *	15.60%	69.73%
Net loan charge-offs to provision for loan losses *	409.78%	-231.00%

*
Annualized

Investment Security Portfolio

    At September 30, 2001, the Company classified its securities as held-to-maturity or available-for-sale under FASB 115. Those securities that the Company has the ability and intent to hold to maturity are classified as "held-to-maturity securities". All other securities are classified as "available-for-sale". The Company owned no trading securities at September 30, 2001; nor did the Company hold any derivative financial instruments. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The securities currently held by the Company are government-sponsored agency bonds, corporate bonds, and collateralized mortgage obligations.

    Securities (including available-for-sale and held-to-maturity) decreased during the nine months of 2001 by $566,000, or 0.8%, to $70.1 million at September 30, 2001 from $70.7 million at December 31, 2000. During the nine month period ended Setpember 30, 2001, $11.5 million in securities held to maturity were called and the proceeds were reinvested in securities available for sale. Securities with an amortized cost of $2.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at September 30, 2001.

    As of September 30, 2001, the carrying value of the securities was $68.8 million and the market value was $69.8 million. The total net unrealized gain on these securities was $1.0 million. Of this total, $1.3 million relates to securities which are available for sale on which the unrealized gain, net of tax, is included as a reduction of stockholders' equity. The unrealized gains are primarily the result of movements in market interest rates. In compliance to regulatory policy, during September 2001, the Company recorded a provision for an allowance of $138,000 in recognition of a security available for sale which had a book value in excess of market value.

    The following table presents the Bank's securities portfolio on the dates indicated:

	At September 30, 2001
	Amortized Cost	Market Value	Unrealized Gain	Unrealized Loss
		(Dollars in thousands)
Held-to-maturity
U.S. Government Securities	$1,571	$1,448	$—	$(123)
U.S. Corporate Notes	2,712	2,541	—	(171)

Total held-to-maturity	$4,283	$3,989	$—	$(294)
Available-for-Sale
U.S. Government Securities	$18,620	$19,066	$446	—
Collaterized Mortgage Obligation	9,088	9,327	239	—
Municipal Bonds	3,873	3,954	81	—
U.S. Corporate Notes	31,494	31,902	408	—
Korean Corporate Notes	1,445	1,561	116	—

Total available-for-sale	$64,520	$65,810	$1,290	$—

Total Investment Portfolio:	$68,803	$69,799	$1,290	$(294)

    The amortized cost and estimated fair value of investment securities September 30, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2001
	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity
U.S. Government:
Due within one year	$—	$—	—
One to five years	—	—	—
Five to ten years	—	—	—
After ten years	1,571	1,448	7.00%
U.S. Corporate Notes:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	2,002	2,127	7.09%
After ten years	710	414	7.41%

Total held-to-maturity	$4,283	$3,989
Available for sale
U.S. Government:
Due within one year	$—	$—	—
One to five years	7,175	7,407	6.37%
Five to ten years	4,442	4,598	6.11%
After ten years	7,003	7,061	7.15%
Collaterized Mortgage Obligations:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	997	1,055	7.10%
After ten years	8,091	8,272	7.22%
Municipal Bonds:
Due within one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
After ten years	3,873	3,954	5.14%

U.S. and Korean Corporate Notes:
Due within one year	1,003	1,033	7.29%
One to five years	9,871	10,251	6.50%
Five to ten years	11,523	11,542	7.17%
After ten years	10,542	10,637	9.17%

Total available-for-sale	$64,520	$65,810

Total Investment Portfolio:	$68,803	$69,799

Deposits and Other Borrowings

    Deposits.  Deposits are the Bank's primary source of funds to use in lending and investment activities. Deposit balances were $547.2 million at September 30, 2001, which represented an increase of $19.5 million, or 3.7%, from $527.7 million at December 31, 2000. Core deposit balances increased by $10.0 million, or 3.1%, and time deposits increased by $9.5 million, or 4.7%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank's continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Korean community, its retail niche market. At September 30, 2001, 38.8% of the deposits were time deposits, 13.7% were savings accounts, and 47.5% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2000, 38.5% of the deposits were time deposits, 9.4% were savings accounts, and 52.1% were NOW, demand deposit and money market accounts.

    Time deposits over $100,000 totaled $141.9 million at September 30, 2001. This represented an increase of approximately $16.2 million or 12.9%, compared to $125.7 million at December 31, 2000. In February of 2001, the Company brought in $5.0 million brokered deposits: $2.0 million with five year maturity at 5.65%, $2.0 million with two year maturity at 5.30% and $0.9 million with one year maturity at 5.15%. Other time deposits decreased approximately $6.7 million or 8.7% to $70.6 million at September 30, 2001, compared to $77.3 million at December 31, 2000. In September of 2001, the Company obtained $5.0 million time deposit with 3 months maturity at 2.27% from the State of California Office of the Treasurer, collaterized with securities pledged by the Company, with amortized cost of $6.3 million.

    On September 31, 1999, the Company issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 31, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. At September 30, 2001, $2.6 million, which represents 60% of the total outstanding amount of the notes, qualified as risk-based Tier 2 capital.

    In October of 2000, the Company established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities, with a market value at least equal to outstanding advances plus investment in FHLB stocks. At September 30, 2001, the Bank had $5.0 million advances outstanding, all collaterized with securities pledged by the Company, with amortized cost of $8.1 million. The borrowing has a seven-year, fixed rate term.

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

Stockholders' Equity and Regulatory Capital

    In order to ensure adequate levels of capital, the Company conducts an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. Management considers, among other things, on an ongoing basis, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet the Bank's capital needs. Total stockholders' equity was $53.8 million at September 30, 2001. This represented an increase of $9.3 million or 20.8% over total stockholders' equity of $44.5 million at December 31, 2000.

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

    At September 30, 2001, Tier 1 capital, shareholders' equity less intangible assets, plus proceeds from the trust preferred securities, was $61.1 million. This represented an increase of $18.4 million or 43.2% over total Tier 1 capital of $42.7 million at December 31, 2000. At September 30, 2001, the Company had a ratio of total capital to total risk-weighted assets of 12.53% and a ratio of Tier 1 capital to total risk weighted assets of 10.82%. The Tier 1 leverage ratio was 9.49% at September 30, 2001.

    The following table presents the amounts of regulatory capital and the capital ratios for the Company and the Bank, compared to its minimum regulatory capital requirements as of September 30, 2001.

	As of September 30, 2001 (dollars in thousands)
	Actual		Required		Excess
Nara Bancorp
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$61,120	9.49%	$25,750	4.00%	$35,370	5.49%
Tier 1 risk-based ratio	$61,120	10.82%	$22,586	4.00%	$38,534	6.82%
Total risk-based ratio	$70,760	12.53%	$45,172	8.00%	$25,588	4.53%

	As of September 30, 2001 (dollars in thousands)
	Actual		Required		Excess
Nara Bank
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$52,299	8.25%	$25,363	4.00%	$26,936	4.25%
Tier 1 risk-based ratio	$52,299	9.28%	$22,532	4.00%	$29,767	5.28%
Total risk-based ratio	$61,923	10.99%	$45,064	8.00%	$16,859	2.99%

Item 3. Quantitative and qualitative disclosures about market risk

General

    Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

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

    The Company's liquid assets include cash and cash equivalents, interest-bearing deposits in corresponding banks, federal funds sold and securities available-for-sale. The aggregate of these assets totaled $98.2 million at September 30, 2001, compared to $193.6 million at December 31, 2000.

    Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of the Company's liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more the Company relies on its loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are the Company's assets. At September 30, 2001, the Company's loan to deposit ratio averaged 89.2% compared to an average ratio of 73.3% at December 31, 2000.

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

    The Company currently uses the interest rate gap to measure interest rate risk. It is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within specified periods. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $109.0 million at September 30, 2001.

    The following table shows the Company's gap position as of September 30, 2001.

	0-90 days	91-365 days	1-3 years	Over 3 yrs	Total
	(Dollars in thousands)
Total Investments*	$5,289	$1,300	$10,709	$58,557	$75,855
Total Loans	402,150	14,273	25,168	63,482	505,073

Rate Sensitive Assets:	407,439	15,573	35,877	122,039	580,928

Deposits:
Time Certificate of Deposit $100,000 or more	74,548	64,362	2,198	800	141,908
Time Certificate of Deposit Under $100,000	65	68,989	1,487	30	70,571
Money Market	71,194	—	—	—	71,194
Now Accounts	9,075	—	—	—	9,075
Savings Accounts	53,880	10,394	7,279	3,542	75,095
Other liabilities:
Subordinated Notes	—	—	—	4,300	4,300
FHLB Borrowings	—	—	—	5,000	5,000
Trust Preferred	—	—	—	9,662	9,662

Rate Sensitive Liabilities:	$208,762	$143,745	$10,964	$23,334	$386,805

Net Gap Position	198,677	(128,172)	24,913	98,705
Net Cumulative Gap Position	198,677	70,505	95,418	194,123

*
Securities available for sale included in this schedule are reflected at amortized cost.

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

	September 30, 2001
Change in Interest Rates (Basis Points)	Net Interest Income Volatility	Market Value Volatility
+200	13.05%	-11.40%
+100	7.25%	-5.97%
-100	-7.81%	6.88%
-200	-14.29%	13.02%

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

  •
  Nara Bank was governed by the laws of the United States and the National Bank Company Act, and for certain purposes, by the California Corporations Code (the "CCC"). Bancorp is governed by laws of the State of Delaware and the Delaware General Corporation Law (the "DGCL"), although under certain circumstances, Bancorp could be subject to some laws of the State of California and certain provisions of the CCC.

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

NARA BANCORP, INC.
Date: November 13, 2001	By:
/s/ Bon T. Goo Bon T. Goo Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

QuickLinks

FORM 10-Q
Table of Contents
PART I FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME For the three months and nine months ended September 30, 2001 and 2000 (Unaudited)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
CONSOLIDATED STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Financial Condition
Item 3. Quantitative and qualitative disclosures about market risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a vote of Security Holders
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES