Form 10-K
period 2001-12-31
NARA BANCORP INC
filed 2002-04-01
CIK 1128361

As filed with the Securities and Exchange Commission on April 1, 2002.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

NARA BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4849715 (I.R.S. Employer Identification Number)

3701 Wilshire Boulevard
Suite 220
Los Angeles, California 90010
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (213) 639-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 22, 2002, as reported on the Nasdaq National Market, was approximately $35,596,668. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant’s Common Stock, as of March 22, 2002: 5,575,087

Portions of the Definitive Proxy Statement that will be filed in connection with the registrants Annual Meeting of Shareholders to be held on May 29, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I
Forward-Looking Information
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT
Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Nara Bancorp, Inc. and Subsidiaries
Exhibit 4.5
Exhibit 4.6
Exhibit 4.7
Exhibit 4.8
Exhibit 4.9
Exhibit 4.10
Exhibit 4.11
Exhibit 10.3
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 21.1
Exhibit 23.1

PART I

Forward-Looking Information

     Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1. “ Factors That May Impact Our Business or the Value of Our Stock.”

     Factors that might affect forward-looking statements include, among other things:

•	our ability to remain in compliance with our written consent agreement with the OCC;

•	the demand for our products;

•	actions taken by ours competitors;

•	changes in the FDIC insurance premium;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair market value of the financial instruments that we hold;

•	economic or business conditions, either nationally or in our market areas, that are worse than we anticipated;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technology changes that are more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases to our provision for losses on loans and leases due to loan quality/performance deterioration;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve our financial goals and strategic plans, including any financial goals related both to contemplated and consummated assets sales or acquisitions;

•	the outcome of lawsuits or regulatory disputes; and

•	credit and other risks of lending, leasing and investment activities.

     As a result of the above, we cannot assure you that our future results of operations or financial conditions or any other matters will be consistent with those presented in any forward-looking statements. Accordingly, we caution you not to rely on these forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update these forward-looking statements, which speak only as of the date made.

Item 1. BUSINESS

General

     Nara Bancorp, Inc. (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”). During the first quarter of 2001, Nara Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as part of the reorganization of Nara Bank into a holding company formation.

Recent Developments

     On March 8, 2002, we announced that our Board of Directors authorized the repurchase of up to 10% of the 5.57 million shares of our common stock outstanding on that date. The repurchases may be made at any time and from time to time over the next 12 months. We intend to repurchase the shares in open market transactions, including block purchases. The timing and amount of shares, if any, actually repurchased during the authorized period will be determined based on management’s discretion and will depend on market conditions. As of March 29, 2002, we had not yet repurchased any shares under the program.

     On March 12, 2002, we announced that our Board of Directors declared a dividend of $0.10 per common share for the first quarter of 2002, which is payable on April 11, 2002 to stockholders of record on March 31, 2002.

     On March 26, 2002, we completed a private offering of $8 million of trust preferred securities, issued as part of a pooled offering with several other financial institutions through a newly formed wholly-owned subsidiary, Nara Statutory Trust II (“Nara Trust II”), a Connecticut statutory business trust.

     For the period beginning on March 26, 2002 to June 25, 2002, the trust preferred securities bear the interest rate of 5.59% per annum. For each successive period beginning on (and including) June 26, 2002, and each succeeding Interest Payment Date (March 26, June 26, September 26, and December 26 during the 30-year term), and ending on (but excluding) the next succeeding Interest Payment Date, interest rate will adjust to 3-Month LIBOR plus 3.60%. However, prior to March 26, 2007, the interest rate can not exceed 11.00%.

     Nara Trust II used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Nara Bancorp. Bancorp intends to use the proceeds for general corporate purposes. Under applicable regulatory guidelines, we expect that the trust preferred securities will qualify as Tier I Capital.

Business Overview

     Nara Bancorp succeeded to the business and operations of Nara Bank upon consummation of reorganization of Nara Bank into a holding company structure, effective as of February 2, 2001. Upon consummation of the reorganization, Nara Bancorp had 5,467,942 shares of common stock outstanding, all of which were authorized for quotation on the Nasdaq National Market. Prior to the completion of the reorganization, Nara Bancorp had no material operations or assets. Nara Bancorp’s principal business is to serve as a holding company for Nara Bank and other bank or bank-related subsidiaries, which Nara Bancorp may establish or acquire. As of December 31, 2001, Nara Bancorp had 5,572,837 shares of common stock outstanding.

     On March 28, 2001, Nara Bancorp, through a newly formed and wholly-owned subsidiary, Nara Bancorp Capital Trust I (“Nara Capital”), a Delaware statutory business trust, completed a private placement of $10 million of trust preferred securities, issued as part of a pooled offering with several other financial institutions.

     Our principal business activities are conducted through Nara Bank by earning interest on loans, leases and investment securities that are funded by customer deposits and other borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings.

     We conduct our operations through 14 branch offices and 4 loan production offices. Our headquarters is located at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010. Our telephone number is (213) 639-1700. In September of 2001, we opened our fourteenth office in Cerritos, California and we established our fourth loan production office in Atlanta, Georgia. The FDIC insures our deposits up to the maximum legal limits, and we are a member of the Federal Reserve System.

     We offer a full range of commercial banking and consumer financial services for our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches, except for the Wilshire and Downtown Offices, operates 24-hour automated teller machines. We provide courier services to qualifying clients and have personal banking officers for our key customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit cards services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary public and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

     A significant amount of our operating income and net income depends on the difference between interest revenue received from interest-earning assets and interest expense paid on interest-bearing liabilities. However, interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions and the policies of various governmental and regulatory authorities, in particular those of the Federal Reserve Board. Although our business may vary with local and national economic conditions, such variations do not appear to be seasonal in nature.

Lending Activities

     Our lending activity is conducted exclusively through Nara Bank. Our net loans, including loans held for sale, totaled approximately $502.1 million as of December 31, 2001, accounting for 81.6% of our total interest-earning assets of $615.5 million. At December 31, 2001, total loans consisted of: commercial loans, including lease and trade financing, of approximately $211.2 million; real estate and construction loans of approximately $251.7 million; consumer loans of approximately $46.6 million; less deferred loan fees of $650,000 and allowance for loan losses of $6.7 million. Loans are carried at face amount, less payments collected, net of deferred loan origination fees, and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Loans are placed on a non-accrual basis when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in process of collection. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed.

     The rates of interest charged on variable rate loans are set at specified increments in relation to our prime lending rate and, accordingly, vary as our prime lending rate varies. A majority of our loans (approximately 81.0% at December 31, 2001) are variable- rate loans. Although most of our variable-rate loans are secured loans, we are permitted with certain exceptions, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses, as defined for regulatory purposes. As of December 31, 2001, our lending limits were approximately $9.5 million for unsecured loans. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans secured by collaterals in an additional amount up to 10% of our total capital and the allowance for loan losses.

     The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,

(dollars in thousands)	2001*		2000		1999*		1998*		1997

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Loan Portfolio Composition:
Commercial Loans	$211,214	41.5%	$139,544	38.5%	$100,411	42.0%	$84,166	50.2%	$68,199	62.0%
Real Estate and Construction Loans	251,691	49.4%	177,849	49.0%	103,311	43.2%	52,823	31.5%	21,136	19.2%
Consumer Loans	46,596	9.1%	45,488	12.5%	35,295	14.8%	30,651	18.3%	20,635	18.8%

Total Loans Outstanding	509,501	100.0%	362,881	100.0%	239,017	100.0%	167,640	100.0%	109,970	100.0%

Deferred Loans (Fees), Net of Costs	(650)		(177)		(86)		32		45
Less: Allowance of Loan Losses	(6,710)		(6,980)		(3,452)		(2,834)		(2,033)

Net Loan Receivable	$502,141		$355,724		$235,479		$164,838		$107,982

*	Includes commercial loans held for sale; $3,657,842 in 2001, $168,250 in 1999 and $415,138 in 1998.

     Commercial Loans

     Commercial loans are made primarily for the purposes of providing working capital or financing the purchase of inventory and equipment and for other business purposes. Short term business loans (due within one year), generally are used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (5 to 7 years) normally provide for monthly payments of both principal and interest. We review the credit-worthiness of our commercial borrowers on a periodic basis, and most commercial loans are collateralized by inventory, equipment and/or real estate.

     We include trade financings within our commercial loan portfolio. We have established a trade finance department to serve international trade customers. This department issues and advises letters of credit for export and import businesses. It also purchases bills from export businesses at discounts and makes loans to international traders. These loans usually are collateralized with inventories and accounts receivables. As of December 31, 2001, outstanding letters of credit, including domestic letters of credit totaled $26 million.

     Real Estate Loans

     Our real estate loans consist primarily of loans secured by deeds of trust on commercial properties and are normally extended for short durations. It is our policy to restrict real estate loans to 70% of Nara Bank’s appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans generally are restricted to seven years (on amortizations of up to 25 years with balloon payments due at maturity).

     Small Business Administration Loans

     Our Small Business Administration (SBA) loans typically are made for the purpose of providing working capital, financing the purchase of equipment or inventory, financing the purchase of a business, debt refinancing, or financing the purchase or construction of owner occupied commercial property. SBA loans typically are term loans with maturities ranging from 7 to 10 years. SBA real estate loans generally are 25 years term loans with full amortization. SBA loans normally provide for floating interest rates, with monthly payments of both principal and interest.

     Our SBA lending represents an important segment of our loan portfolio because of our ability to sell the guaranteed portion in the secondary market at a premium, while earning servicing fees on the sold portion over the remaining life of the loan. Thus, in addition to the yield earned on the portion of the SBA loans that we retained, we recognize income from the gains on the sales and from loan servicing on the SBA loans sold into the secondary market.

     We established a separate SBA loan department to expedite our services related to SBA loans. The SBA loan department is staffed by loan officers who provide assistance to qualified individuals and existing businesses. We attained SBA Preferred Lenders status in the Los Angeles and Santa Ana districts on January 16, 1997. SBA Preferred Lender status is the highest designation awarded by the SBA and generally facilitates the marketing and approval process for new SBA loans. On February 24, 1999, we attained Preferred Lender status in the New York,

Chicago, San Francisco, Seattle, and Spokane districts. On April 20, 2001, we also received Preferred Lender status in New Jersey, Baltimore, Washington D.C., and Atlanta.

     Consumer Loans

     Most of our consumer loan portfolio consists of automobile loans. Nara Bank began originating automobile loans in early 1995. Referrals from automobile dealers comprise the majority of originations of such loans. We also offer fixed-rate loans to buyers of new and previously owned automobiles who are not qualified for automobile dealers’ most preferential loan rates. During 2001, these loans increased to $35.3 million from $33.9 million at December 31, 2000 and $25.9 million at December 31, 1999.

     Lines of Credit

     We extend lines of credit to business customers usually on an annual review basis. Our undisbursed commercial loan commitments at December 31, 2001, 2000 and 1999 were $146.2 million, $87.9 million and $56.3 million, respectively. The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,

(dollars in thousands)	2001	2000	1999	1998	1997

Loan commitments	$146,201	$87,895	$56,278	$47,707	$31,152
Standby letters of credit	4,785	4,574	2,851	2,948	2,787
Commercial letters of credit	21,634	21,427	17,554	10,689	8,921

     Concentrations

     Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in Nara Bank’s loan portfolio, which exceeded 10% of Nara Bank’s total gross loans, including loans held for sale, as of the dates indicated:

	At December 31,

(dollars in thousands)		2001		2000	1999		1998		1997

		% of		% of		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

Manufacturing	$38,665	7.6%	$36,142	10.0%	$30,072	12.6%	$31,383	18.7%	$25,608	23.3%
Wholesale Trade	109,112	21.4%	89,609	24.7%	71,283	29.8%	46,517	27.7%	34,648	31.5%
Retail Trade	85,515	16.8%	61,282	16.9%	35,878	15.0%	30,345	18.1%	19,276	17.5%
Services	104,669	20.6%	63,792	17.6%	25,702	10.8%	23,745	14.2%	13,208	12.0%
Finance, Insurance, Property Management	129,495	25.4%	75,567	20.8%	48,453	20.3%	—	—	—	—

Total	$467,456		$326,392		$211,388		$131,990		$92,740

     Other Real Estate Owned

     Assets classified as other real estate owned (“OREO”) include foreclosed real estate owned by us . We had no OREO as of December 31, 2001. We owned other real estate, taken through foreclosure, in the aggregate amount of approximately $300,000 and $57,000 at December 31, 2000, and 1999, respectively. We reserved $37,000 and $13,000 at December 31, 2000 and 1999, respectively, as a valuation allowance. We incurred no OREO expense through OREO transaction in 2001. We incurred expenses of $90,748 and $16,628 and earned income of $2,893 and $906 from these properties in 2001 and 1999, respectively. The following table summarizes our OREO at the dates indicated:

	December 31,

(dollars in thousands)	2001	2000	1999	1998	1997

Other real estate owned	$0	$300	$57	$10	$10
Valuation allowance	(0)	(37)	(13)	0	(10)

Net OREO	$0	$263	$44	$10	0

     Investing Activities

     The main objectives of our investment strategy are to support a sufficient level of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held-to-maturity or available-for-sale. The securities that we have the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale. There were no trading securities at December 31, 2001 or 2000. As of December 31, 2001, held-to-maturity securities totaled $4.3 million, compared to $15.7 million at December 31, 2000, and available-for-sale securities totaled $65.1 million at December 31, 2001, compared to $54.9 million at December 31, 2000. The decrease in held-to-maturity securities is primarily due to called agency bonds during 2001 as a result of decreases in interest rates. During 2001, a total of $36.7 million in agency securities were called and a total of $51.8 million in securities available-for-sale were purchased. From the investment portfolio, securities with amortized cost of approximately $2.5 million and $4.2 million were pledged to Federal Reserve Board as required or permitted by law at December 31, 2001 and 2000, respectively. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, bank-qualified California municipals, and corporate bonds. This investment portfolio composition reflects our investment strategy.

     The following table summarizes the maturity of securities and their pertinent weighted average yield ratios at the dates and for the periods indicated:

	At or For the Year Ended December 31,

(dollars in thousands)	2001			2000			1999

			Weighted			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield

Held to Maturity
U.S. Government:	$1,598	$1,520	7.00%	$13,068	$12,587	6.78%	$14,658	$13,820	6.76%
One to five years	—	—	—	7,492	7,466	6.13%	8,000	7,804	6.14%
Five to ten years	—	—	—	—	—	—	1,000	977	6.75%
After ten years	1,598	1,520	7.00%	5,576	5,121	7.72%	5,658	5,039	7.71%
U.S. Corporate Notes:	2,725	2,754	7.20%	2,676	2,409	7.16%	2,627	2,321	7.16%
Five to ten years	2,002	2,111	7.13%	2,003	1,968	7.09%	2,003	1,893	7.09%
After ten years	723	643	7.41%	673	441	7.48%	624	428	7.45%
Available for Sale
U.S. Government:	16,154	16,521	5.59%	18,552	18,591	6.99%	11,051	10,902	6.88%
Due within one year	—	—	—	7,000	7,009	6.66%	—	—	—
One to five years	12,154	12,385	5.12%	7,052	7,070	7.12%	5,555	5,531	6.55%
Five to ten years	2,000	2,091	7.03%	4,000	4,011	7.14%	4,996	4,888	7.14%
After ten years	2,000	2,045	7.00%	500	501	8.72%	500	483	8.00%
Collaterized Mortgage Obligation (CMO)	8,756	8,977	5.52%	9,720	9,645	6.96%
Five to ten years	950	978	6.86%	1,184	1,196	6.70%	—	—	—
After ten years	7,806	7,999	5.36%	8,536	8,449	7.00%	—	—	—
Mortgage Backed Securities	1,102	1,104	7.00%	56	56	7.00%	—	—	—
After ten years	1,102	1,104	7.00%	56	56	7.00%	—	—	—
Asset Backed Securities	383	384	2.48%	—	—	—	—	—	—
Five to ten years	383	384	2.48%	—	—	—	—	—	—
Municipal Bonds	4,369	4,304	5.09%	—	—	—	—	—	—
After ten years	4,369	4,304	5.09%	—	—	—	—	—	—
U.S. Corporate Notes:	32,359	32,287	7.46%	24,296	24,866	7.26%	3,486	3,416	7.14%
Due within one year	2,484	2,511	4.92%	—	—	—	—	—	—
One to five years	10,965	11,072	6.36%	10,622	10,893	6.88%	1,514	1,501	7.25%
Five to ten years	9,341	9,486	7.58%	10,216	10,458	7.18%	1,972	1,915	7.05%
After ten years	9,569	9,218	9.36%	3,458	3,515	8.70%	—	—	—
Korean Corporate Notes:	1,451	1,555	8.35%	1,726	1,757	7.18%	1,701	1,729	8.68%
One to five years	1,451	1,555	8.35%	1,726	1,757	7.18%	1,701	1,729	8.68%
Total Investment Portfolio	$68,897	$69,406	6.58%	$70,094	$69,911	7.06%	$33,523	$32,188	6.97%

     Deposit Activities

     We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with money market accounts, savings and checking accounts, certificate of deposit, individual retirement accounts, business checking accounts, 24-hour automated teller machines, and internet banking and bill-pay services.

     Our primary source of funds is FDIC-insured deposits. We try to match our interest-bearing liabilities with our interest-earning assets. We cover all volatile funds with liquid assets as a method to ensure adequate liquidity. Thus, we analyze our deposits’ maturities and interest rates to monitor and control the cost of funds and review the stability of the supply of funds. We believe our deposits are a stable and reliable funding source.

     When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our corresponding banks and the Federal Reserve Bank, also known as the FRB. The maximum amount that we currently are authorized to borrow from our correspondent banks is $13 million on an overnight basis. The maximum amount that we may borrow from the FRB discount window is 97% of the market value of the pledged security with the FRB, which amount was $1.0 million at December 31, 2001.

     The following table sets forth information for the periods indicated regarding the balances of our deposits by category.

	December 31,

	2001		2000		1999

(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Demand, non-interest bearing	$199,083	33.7%	$192,837	36.6%	$115,623	36.1%
Demand, interest bearing	84,103	14.3%	82,043	15.5%	37,288	11.7%
Savings	78,933	13.4%	49,831	9.4%	38,529	12.0%
Time certificates of deposit	227,725	38.6%	202,998	38.5%	128,429	40.2%

Total Deposits	$589,844	100.0%	$527,709	100.0%	$319,869	100.0%

Borrowing Activities

     On September 31, 1999, we issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9 percent, maturing on September 30, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. We may redeem the notes prior to their maturity as of, or after, September 30, 2002. The notes qualify as Tier 2 risk-based capital under the Office of the Comptroller of the Currency guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2001, $1.7 million, which represents 40% of the total outstanding amount of the notes, qualified as risk-based capital.

     During 2000, we established a lending line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco typically are secured by a pledge of mortgage loans and/or qualified securities, with a market value at least equal to outstanding advances. At December 31, 2001, we had a $5.0 million advance outstanding, collateralized with securities pledged by Nara Bank. The borrowing has a seven-year, fixed-rate term.

     On March 28, 2001, through our subsidiary, Nara Capital Trust I, we completed a private placement of $10 million of trust preferred securities, issued as part of a pooled offering with several other financial institutions.

     The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually and maturing June 8, 2031. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures issued by Nara Bancorp. The net proceeds from the trust preferred securities will be used to accommodate stock repurchase program that was approved by the Board of Directors as described in “Recent Developments” section of this report. Pending deployment of the funds for the repurchase program, we have invested the proceeds in federal fund overnight accounts. Under applicable regulatory guidelines, the trust preferred securities qualify as Tier I Capital.

Competition

     The banking and financial services industry generally, and in our market areas specifically, including California and New York City, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we do. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business — Supervision and Regulation — Financial Services Modernization Legislation.”

Economic Conditions, Government Policies and Legislation

     Our profitability, like most financial institutions, primarily depends on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on our interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio, comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on our performance cannot be predicted.

     Our business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and Nara Bank any of our future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislation, as well as regulations, is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of Nara Bancorp and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations of us or any of our subsidiaries. See “Item 1. Business - Supervision and Regulation.”

     Supervision and Regulation

     General

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations, which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

     Nara Bancorp

     As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB may conduct examinations of our subsidiaries and us.

     The FRB may require that we terminate an activity or terminate control of or liquidate or divest ourselves of certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of our banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain approval from the FRB prior to purchasing or redeeming our equity securities.

     Further, we are required by the FRB to maintain certain levels of capital. See “Capital Standards.”

     We are required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required if we merge or consolidate with another bank holding company. We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to the prior approval of the FRB, we may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident there to.

     Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both.

     We are also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we and our subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

     Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

     Nara Bank, N.A.

     Nara Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency. To a lesser extent, Nara Bank is also subject to regulations of the Federal Deposit Insurance Corporation as administrator of the Bank Insurance Fund and the FRB. If, as a result of an examination of Nara Bank, the Office of the Comptroller of the Currency should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Nara Bank’s operations are unsatisfactory or that Nara Bank or its management is violating or has violated any law or regulation, various remedies are available to the Office of the Comptroller of the Currency. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Nara Bank, to assess civil monetary penalties, and to remove officers and directors. The Federal Deposit Insurance Corporation has similar enforcement authority, in addition to its authority to terminate Nara Bank’s deposit insurance in the absence of action by the Office of the Comptroller of the Currency and upon a finding that Nara Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

     Various requirements and restrictions under the laws of the United States and the State of California affect the operations of Nara Bank. Federal and California statutes and regulations relate to many aspects of Nara Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and new products and services. Further, Nara Bank is also required to maintain certain minimum levels of capital. See “Capital Standards.”

     During 2001, Nara Bank and its board of directors negotiated and on, February 20, 2002,they signed a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”) pursuant to 12 U.S.C. 1818. Nara Bank, without admitting to any allegations, entered into the Consent Order in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. Management is taking all necessary steps to comply with the Consent Order and the Bank Secrecy Act, including, but not limited to, the implementation of new IT systems and the expansion of the employee training program.

The Consent Order requires, among other matters, that Nara Bank:

•	implement specified internal procedures, including the implementation of a new IT system, to ensure compliance with the Bank Secrecy Act;

•	develop, implement and ensure adherence to a written program of policies and internal procedures to ensure compliance with the Bank Secrecy Act and the rules and regulations of the OFAC;

•	appoint a Board Compliance Committee;

•	develop and implement an audit program to test the adequacy of internal controls to comply with the provisions of the Bank Secrecy Act; and

•	develop, implement and ensure adherence to a comprehensive training program for personnel to ensure their awareness of, and compliance with the requirements of the Bank Secrecy Act and the OFAC.

If we fail to comply with the terms of the Consent Order, the OCC could:

•	assess civil money penalties upon us;

•	place restrictions on the source of our deposits or,

•	in certain circumstances, appoint a conservator or receiver to oversee our operations.

In addition, if we violate the Consent Order, the FDIC may initiate a termination of insurance proceeding against us. If any of these penalties or actions were to occur, they would materially and adversely affect our business and operations.

     USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

     We are not able to predict the impact such law will have on our financial condition or results of operations at this time.

     Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 also referred to as the FSMA. The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the FSMA also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

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

     We do not believe that the FSMA will have a material adverse effect on operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The FSMA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we do.

     Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting,

•	dealing and market making,

•	sponsoring mutual funds and investment companies,

•	insurance underwriting and agency,

•	merchant banking, and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Prior to filing a declaration of its election to become a financial holding company, all of the bank holding company’s depository institution subsidiaries must be well capitalized, well managed, and, except in limited circumstances, in compliance with the Community Reinvestment Act.

     Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No FRB approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

•	providing any devise or other instrumentality for transferring money or other financial assets; or

•	arranging, effecting or facilitating financial transactions for the account of third parties.

     A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     We are not currently a Financial Holding Company. Management has not determined at this time whether it will seek an election to become a Financial Holding Company.

     Merchant Banking Restrictions. While the BHCA generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the FSMA authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

•	the investment may only be held for a period of time to enable the resale of the investment (generally current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds), and

•	while the investment is held by the financial holding company, the investing financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale (regulation presumes that officer or director interlocks involve routine management).

     In addition, there are limits on bank funding of portfolio companies owned by the bank’s parent holding company, transactions between the bank and portfolio companies and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and does not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

     Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities. The rule employs a sliding scale based on each banking organization’s aggregate equity investments in non-financial entities and Tier 1 capital, requiring banks or holding companies to hold regulatory capital equal to:

•	8 cents for every $1 of equity investments up to 15% of Tier 1 capital;

•	12 cents for every $1 of investments for the next 10% of Tier 1 capital; and

•	25 cents for every $1 exceeding 25% of Tier 1 capital.

     The first 15% of investments that banking companies make through small-business investment companies, also known as SBICs, is exempt, however, the sliding scale applies for any such investments over 15%.

     Expanded Bank Activities. The FSMA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     Privacy. Under the FSMA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

     These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on our financial condition or results of operations.

     Dividends and Other Transfers of Funds

     Dividends from Nara Bank constitute the principal source of income to Nara Bancorp. Nara Bancorp is a legal entity separate and distinct from Nara Bank. Nara Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Nara Bancorp. Under such restrictions, the amount available for payment of dividends to Nara Bancorp by Nara Bank totaled $12 million at December 31, 2001. In addition, the California Department of Financial Institutions and the FRB have the authority to prohibit Nara Bank from paying dividends, depending upon Nara Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     Transactions with Affiliates

     Nara Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Nara Bancorp or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Nara Bancorp or other affiliates. Such restrictions prevent Nara Bancorp and such other affiliates from borrowing from Nara Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Nara Bank to or in Nara Bancorp or to or in any other affiliate are limited, individually, to 10.0% of Nara Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of Nara Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving Nara Bancorp and other controlling persons of Nara Bank. Additional restrictions on transactions with affiliates may be imposed on Nara Bank under the prompt corrective action provisions of federal law. See “Item 1. Business — Supervision and Regulation — Prompt Corrective Action and Other Enforcement Mechanisms.”

     Capital Standards

     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

     The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

	As of December 31, 2001 (Dollars in thousands)

Nara Bancorp	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$63,389	9.7%	$26,298	4.0%	$37,091	5.7%
Tier 1 risk-based capital ratio	$63,389	11.0%	$23,231	4.0%	$40,158	7.0%
Total risk-based capital ratio	$71,818	12.4%	$46,462	8.0%	$25,356	4.4%

     The following table presents the amounts of regulatory capital and the capital ratios for Nara Bank, compared to its minimum regulatory capital requirements as of December 31, 2001.

	As of December 31, 2001 (Dollars in thousands)

Nara Bank	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$54,815	8.8%	$24,973	4.0%	$29,842	4.8%
Tier 1 risk-based capital ratio	$54,815	9.5%	$23,162	4.0%	$31,653	5.5%
Total risk-based capital ratio	$63,244	10.9%	$46,325	8.0%	$16,919	2.9%

     In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

     Predatory Lending

     The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

     On December 14, 2001, FRB amended its regulations aimed at curbing such lending. Compliance is not mandatory until October 1, 2002. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

     In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law — which says loans shouldn’t be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

     We are unable at this time to determine the impact of these rule changes and potential state action in this area on our financial condition or results of operation.

     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, Nara Bank and Nara Bancorp exceeded the required ratios for classification as “well capitalized.”

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized — without the express permission of the institution’s primary regulator.

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

     Premiums for Deposit Insurance

     Through the Bank Insurance Fund (BIF), the FDIC insures the deposits of Nara Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

     FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund (“SAIF”).

     The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Nara Bank could have a material adverse effect on our earnings, depending on the collective size of the particular institutions involved.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $0.0184 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

     Interstate Banking and Branching

     The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     Community Reinvestment Act and Fair Lending Developments

     We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

     A bank’s compliance with its CRA obligations is based a performance-based evaluation system, which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2001, Nara Bank was in compliance with these requirements.

Employees

     As of December 31, 2001, we had 264 full-time equivalent employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We have entered into a written employment agreement with Benjamin B. Hong, President and Chief Executive Officer. Management believes that its relations with its employees are good. See Item 4(a) below for a list of executive officers.

Factors That May Impact Our Business or the Value of Our Stock

     Set forth below are certain factors that may affect our financial results and operations, which you should consider when evaluating our business and prospects.

Failure to comply with our Consent Order with the Office of the Comptroller of the Currency written agreement could adversely affect our business.

If we fail to comply with the terms of the Consent Order, OCC could:

•	assess civil money penalties upon us,

•	place restrictions on the source of our deposits, or

•	in certain circumstances, appoint a conservator or receiver to oversee our operations.

In addition, if we violate the Consent Order, the FDIC may initiate a termination of insurance proceeding against us. If any of these penalties or actions were to occur, they would materially and adversely affect our business and operations.

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

Loan loss reserves may not cover actual loan losses. If our actual loan losses exceed the amount we have reserved for probable losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We create reserves for estimated loan losses in our accounting records. We base these allowances on estimates of the following:

•	industry standards;

•	historical experience with our loans;

•	evaluation of current economic conditions;

•	regular reviews of the quality, mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2001, approximately 48% of the value of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

Changes in interest rates affect our profitability. Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases on our spread and can greatly affect our income. In addition, interest rate fluctuation can affect how much money we may be able to lend. For example, when interest rates rise, loan originations tend to decrease.

If we lose key employees, our business may suffer. If we lost key employees temporarily or permanently, it could hurt our business. We could be particularly hurt if our key employees went to work for competitors. Our future success depends on the continued contributions of existing senior management personnel.

Environmental laws could force us to pay for environmental problems. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. When a borrower defaults on a loan secured by real property, we often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We also lease premises where our branches and other facilities are located and where environmental problems may exist. Although we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, lease, manage or occupy. We may face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to clean a property than the property is worth. We also could be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default. We may find it difficult or impossible to sell contaminated properties.

We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake could result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers could suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans could decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

An increase in non-performing assets would reduce our income and increase our expenses. If the level of non-performing assets rises in the future, it could adversely affect our operating results. Non-performing assets are mainly loans on which the borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that assets are non-performing, we have less cash available for lending and other activities.

Governmental regulation may impair our operations or restrict our growth. We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the Comptroller of the Currency. In addition to governmental supervision and regulation, Nara Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. Nara Bancorp is subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

     Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained;

•	the kinds of activities that can be engaged in;

•	the kinds and amounts of investments that can be made;

•	the locations of offices;

•	how much interest can be paid on demand deposits;

•	insurance of deposits and the premiums that must be paid for this insurance; and

•	how much cash must set aside as reserves for deposits.

Our stock price may be volatile, which could result in substantial losses for our stockholders. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuing new equity securities pursuant to this offering or otherwise;

•	the amount of our common stock outstanding and the trading volume of our stock;

•	actual or anticipated changes in our future financial performance;

•	changes in financial estimates of us by securities analysts;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the operating and stock performance of our competitors;

•	changes in interest rates; and

•	additions or departures of key personnel at the management company.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, would have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or diluting their stock holdings in us.

Accounting Matters

     Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on our results of operations, financial position or cash flows.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. Additionally, SFAS No. 142 will require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as replaced by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. We adopted the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

     During the first quarter of fiscal year 2002, we will evaluate our existing intangible assets and goodwill and make any necessary reclassifications in order to conform with the new requirements in accordance with SFAS No. 141. Upon the adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002. Although we have commenced our evaluation, no final conclusion has been reached.

     Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. The transitional assessment, which is required to be completed by June 30, 2002, will consist of (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Such impairment evaluation is to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our consolidated statement of income. We are evaluating the impact of the adoption of these standards and have not yet fully determined the effect of adoption on our financial position, results of operations and cash flows.

     We also carry negative goodwill, the amount of the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired company, of $4,192,334 at December 31, 2001. In accordance with SFAS No. 142, such amount will be recognized in our consolidated statement of income as the cumulative effect of a change in accounting principle on January 1, 2002.

     SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 2. PROPERTIES

     Our principal executive offices are located at 3701 Wilshire Blvd., Los Angeles, California 90010. We conduct our operations through fourteen branch offices and four loan production offices located throughout California, in the greater New York City metropolitan area and in Chicago, Seattle, New Jersey, and Atlanta. We lease all of our offices. The leases expire under various dates, including options to renew, through January 31, 2041. We believe our present facilities are adequate for our present needs, We also believe that, if necessary, we could secure suitable alternative facilities or similar terms, without adversely impacting operations.

Item 3. LEGAL PROCEEDINGS

     We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

Item 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are executive officers of Nara Bancorp. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers.

Benjamin B. Hong- Chief Executive Officer and President — Age 69

Mr. Hong has served as President and Chief Executive Officer of Nara Bank since 1994 and as President and Chief Executive Officer of Nara Bancorp since February 2001. Mr. Hong previously served as President and Chief Executive Officer of Hanmi Bank from 1988 to 1994.

Bon T. Goo- Executive Vice President and Chief Financial Officer — Age 52

Mr. Goo has served as Executive Vice President and Chief Financial Officer of Nara Bank since 1990 and as Executive Vice President and Chief Financial Officer of Nara Bancorp since February 2001. Mr. Goo previously served as Vice President and Manager of the Accounting, Investment and Control Division of Hanmi Bank from 1988 to 1990.

Min Jung Kim- Executive Vice President and Chief Credit Officer — Age 42

Ms. Kim has served as Executive Vice President and Chief Credit Officer of Nara Bank since 1995 and as Executive Vice President and Chief Credit Officer of Nara Bancorp since February 2001. Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank from 1992 to 1995.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.001 per share, began trading on the Nasdaq National Market on February 5, 2001 under the symbol “NARA.” The common stock of Nara Bank, par value $3.00 per share, also was traded on the Nasdaq National Market under the symbol “NARA” through February 2, 2001, which was Nara Bank’s last trading day.

     There were 3,145,484 shares of common stock held by approximately 1,126 beneficial owners as of March 22, 2002. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of Nara Bancorp and Nara Bank, as applicable, for each quarter within the last two fiscal years. Sales prices represent actual sales of which our management has knowledge.

	High Sales Price	Low Sales Price

March 31, 2000	$9.50	$7.00
June 30, 2000	$9.38	$8.00
September 30, 2000	$13.50	$8.13
December 31, 2000	$20.81	$12.75

March 31, 2001	$20.81	$16.00
June 30, 2001	$19.00	$14.25
September 30, 2001	$20.45	$15.87
December 31, 2001	$20.40	$14.85

     On March 21, 2001, we declared a $0.15 per share cash dividend payable on May 1, 2001 to shareholders of record at the close of business on April 24, 2001. Future dividends are subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend must comply with applicable bank regulations.

     Our ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under California law, a corporation is prohibited from paying dividends unless (i) the retained earnings of the corporation immediately prior to the distribution exceed the amount of the distribution, (ii) the assets of the corporation exceed 1-1/4 times its liabilities, or (iii) the current assets of the corporation exceed its current liabilities, but if the average pre-tax net earnings of the corporation before interest expense for the two years preceding the distribution was less than the average interest expense of the corporation for those years, the current assets of the corporation must exceed 1-1/4 times its current liabilities.

     Our ability to pay cash dividends in the future will depend in large part on the ability of Nara Bank to pay dividends on its capital stock to us. The ability of Nara Bank to pay dividends to us is subject to restrictions set forth in the National Bank Act and the rules of the Office of Comptroller of the Currency. Pursuant to such regulations, among other restrictions, Nara Bank cannot pay dividends out of its capital; all dividends must be paid out of net profits then on hand, after deducting for expenses such as losses and bad debts. In addition, the payment of dividends out of net profits of a national bank is further limited by a statute which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until not less than one-tenth of its net profits for the preceding half-year (in the case of quarterly dividends) or at least one-tenth of its net profits for the preceding year (in case of annual dividends) are transferred to the surplus fund.

     On March 28, 2001, we completed a private placement offering of $10 million trust preferred securities, issued as part of a pooled offering with several other financial institutions. Sandler O’Neill & Partners, L.P. and Barclay’s Capital acted as underwriters for the offering and the trust preferred securities were sold by the underwriters to MMCapS Funding I, Ltd., a Cayman Islands limited liability company established to acquire the trust preferred securities issued by us and by 25 other trust subsidiaries of bank holding companies.

     Our trust preferred securities bear a 10.18% fixed rate of interest, payable semi-annually. The trust preferred securities were issued by our subsidiary, Nara Bancorp Capital Trust I, a Delaware statutory business trust. Nara Bancorp Capital Trust I used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures issued by us.

     The sale of the trust preferred securities was considered to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of such Act. The sale was made to one institutional, accredited investor and therefor would not be a transaction involving a public offering of our securities.

     Holders of the Capital Securities are entitled to receive cumulative cash distributions, accumulating from March 28, 2001, the date of original issuance, and payable semi-annually in arrears on June 8 and December 8 of each year, commencing June 8, 2001, at an annual rate of 10.18% of the liquidation amount of $1,000 per Trust Security. We have the right under certain circumstances to defer payments of interest on the Junior Subordinated Debentures at any time and from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no deferral period may end on a day other than an interest payment date or extend beyond the stated maturity date of the Junior Subordinated Debentures. If and for so long as interest payments on the Junior Subordinated Debentures are so deferred, cash distributions on the Trust Securities will also be deferred and we will not be permitted, subject to certain exceptions, to declare or pay any cash distributions with respect to our capital stock (which includes common and preferred stock) or to make any payment with respect to our debt securities that rank equal with or junior to the Junior Subordinated Debentures.

     Upon the repayment on June 8, 2031, the stated maturity date, or prepayment prior to this date of the Junior Subordinated Debentures, the proceeds from such repayment or prepayment shall be applied to redeem the Trust Securities upon not less than 30 nor more than 60 days notice of a date of redemption at the applicable redemption price. At maturity, the redemption price shall equal the principal of and accrued and unpaid interest on the Junior Subordinated Debentures. The Junior Subordinated Debentures will be prepayable prior to the maturity date either through special event or at the option. Special event, as defined in the indenture, redemption price is 106.09% of the principal payable in whole. Optional prepayment on or after June 8, 2011, in whole or in part, price is equal to 105.09% of the principal amount thereof on the prepayment date, declining ratably on each June 8 thereafter to 100% on or after June 8, 2021, plus accrued and unpaid interest thereon to the date of prepayment.

Item 6. SELECTED FINANCIAL DATA

     The following table presents selected financial and other data of Nara Bancorp and prior to the February 2001 reorganization, financial and other data of Nara Bank, for each of the years in the five-year period ended December 31, 2001. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

		For The Year Ended December 31,

		2001	2000		1999	1998	1997

		(Dollars in thousands, except per share data)
Statement of Income Data
	Total interest income	$47,860	$41,602	$25,256	$18,657	$13,279
	Total interest expense	16,970	14,149	7,919	6,107	4,204
	Net interest income	30,890	27,453	17,337	12,550	9,075
	Provision for (recapture of) loan losses	750	(1,100)	3,395	1,430	1,130
	Other operating income	15,324	13,518	8,024	6,269	4,802
	Other operating expense	28,364	24,830	16,337	12,463	8,939
	Income before income tax	17,100	17,241	5,629	4,926	3,808
	Income tax (benefit)	6,316	6,784	1,657	1,730	1,111

	Net income	$10,784	$10,457	$3,972	$3,196	$2,697

Per Share Data:
	Net income — basic	$1.96	$2.09	$0.84	$0.68	$0.79
	Net income — diluted	1.85	1.98	0.80	0.64	0.77
	Book value (period end)	9.95	8.15	6.07	5.22	5.73
	Number of common shares outstanding (period end)	5,573	5,462	4,404	4,045	3,424
Statement of Financial Condition Data — At Period End:
	Assets	$679,438	$602,563	$359,090	$276,253	$181,238
	Securities	69,455	70,659	33,331	16,980	18,549
	Loans, net	502,141	355,724	235,479	164,838	107,981
	Deposits	589,844	527,709	319,869	249,309	158,638
	Shareholders’ equity	55,427	44,512	26,726	22,805	19,628
Average Balance Sheet Data:
	Assets	$635,337	$479,898	$312,757	$213,527	$147,228
	Securities	70,615	50,244	22,622	16,621	13,523
	Loans, net	447,225	307,382	205,991	136,424	92,880
	Deposits	550,257	428,872	280,283	188,368	132,663
	Shareholders’ equity	50,449	34,496	24,944	21,199	11,628
Selected Performance Ratios:
	Return on average assets	1.70%	2.18%	1.27%	1.50%	1.83%
	Return on average shareholders’ equity	21.38%	30.31%	15.92%	15.08%	23.19%
	Net interest spread(1)	4.04%	4.90%	4.90%	5.10%	5.50%
	Net yield on interest-earning assets(2)	5.40%	6.60%	6.40%	6.52%	7.10%
	Average shareholders’ equity to average assets	7.94%	7.19%	7.98%	9.93%	7.90%
Regulatory Capital Ratio:
Leverage	Bank	8.37%	7.66%	7.23%	8.37%	11.50%
	Bancorp	9.64%	N/A	N/A	N/A	N/A %
Tier 1 risk-based	Bank	9.47%	10.03%	9.01%	10.18%	14.63%
	Bancorp	10.91%	N/A	N/A	N/A	N/A
Total risk-based	Bank	10.92%	11.90%	11.49%	11.44%	15.88%
	Bancorp	12.37%	N/A	N/A	N/A	N/A
Asset Quality:
	Nonaccrual loans	$1,720	$2,038	$1,523	$2,310	$442
	Loans 90 days or more past due	36	—	—	—	103

	Total nonperforming loans	1,756	2,038	1,523	2,310	545
	Other real estate owned	—	263	44	4	52
	Total nonperforming assets	$1,756	$2,301	$1,567	$2,314	$597
Asset Quality Ratios:
	Nonaccrual loans to net loans	0.34%	0.57%	0.65%	1.40%	0.41%
	Nonaccrual assets to total assets	0.25%	0.34%	0.42%	0.84%	0.24%
	Allowance for loan losses to net loans	1.34%	1.96%	1.47%	1.72%	1.88%
	Allowance for loan losses to nonaccrual loans	390.12%	342.49%	226.66%	122.68%	459.95%
	Net charge-offs to average net loans	0.33%	0.83%	1.32%	0.65%	0.85%

(1)	Difference between the interest yield on interest-earning assets and interest paid on interest-bearing liabilities

(2)	Net interest income expressed as a percentage of average total interest-earning assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting for the allowance for loan losses involves significant judgments and assumptions by management which have a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management’s view of the current economic environment as described in “Allowance for Loan and Lease Losses and Methodology”.

     We generally cease to accrue interest on any loan with respect to which the loan’s contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of our investment in the loan is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, minimum six month, and future monthly principal and interest payments are expected to be allocated.

     Properties acquired through foreclosure, or deed in lieu of foreclosure, are transferred to the other real estate owned portfolio and carried at the lower of cost or estimated fair value less the estimated costs to sell the property. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property’s estimated fair value includes revenues projected to be realized from disposal of the property, construction and renovation costs.

     Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the gain is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, a fee is received for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing costs over the estimated life of the loan, currently discounted at the rate of the related note plus 1 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

Results of Operations

     General

     Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments and interest expense is generated from interest-bearing deposits and other borrowings that we may have, such as Federal Home Loan Bank borrowings, our debt securities, and trust preferred securities. Our ability to generate profitable levels of net interest income is largely dependent on our ability to maintain sound asset quality and appropriate levels of capital and liquidity. Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy.

     We attempt to minimize the effect of interest rate fluctuations on net interest margin by matching a portion of our interest-sensitive assets against our interest-sensitive liabilities. Net interest income also can be affected by a change in the composition of assets and liabilities, for example, if higher yielding loans were to replace a like amount of lower yielding investment securities. Changes in volume and changes in rates also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

     We also have other operating income from sources other than interest income. Those sources include service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans and investment securities available for sale. In addition to interest expense, our income is impacted by other operating expenses, such as salaries and benefits, occupancy, furniture and equipment expenses, and provision for loan losses.

     Net Income

     We reported net income of $10.8 million in 2001, or $1.85 per diluted share, compared with $10.5 million, or $1.98 per diluted share, in 2000, and $4.0 million, or $0.80 per diluted share, in 1999. The annualized return on average assets was 1.70% for 2001 as compared to 2.18% for 2000, and 1.27% for 1999. The annualized return on average equity was 21.38% for 2001 as compared to 30.31% for 2000 and 15.92% for 1999.

     During 2001, the increase in net income is largely attributable to continued growth in the loan portfolio despite a decline in net interest margin from series of rate cuts by the Federal Reserve, and an increase in other operating income offset by higher other operating expenses. The increase in net income in 2000 as compared to 1999 was mainly the result of an increase in net interest income from $17.3 million to $27.5 million as discussed below in net interest income section.

     The following table summarizes increases and decreases, as applicable, in income and expense for the years indicated.

     Operations Summary

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(dollars in thousands)	2001	Amount	%	2000	Amount	%	1999

Interest income	$47,860	$6,258	15.0%	$41,602	$16,346	64.7%	$25,256
Interest expense	16,970	2,821	19.9%	14,149	6,230	78.7%	7,919

Net interest income	30,890	3,437	12.5%	27,453	10,116	58.3%	17,337
Provision for (recapture of) loan losses	750	1,850	168.2%	(1,100)	(4,495)	-132.4%	3,395
Other operating income	15,324	1,806	13.4%	13,518	5,494	68.5%	8,024
Other operating expense	28,364	3,534	14.2%	24,830	8,493	52.0%	16,337

Income before income tax	17,100	(141)	-0.8%	17,241	11,612	206.3%	5,629
Income tax provision	6,316	(468)	-6.9%	6,784	5,127	309.4%	1,657

Net income	$10,784	$327	3.1%	$10,457	$6,485	163.3%	$3,972

     Net Interest Income

     We reported net interest income of $30.9 million in 2001, which was an increase of $3.4 million, or 12.4% compared to net interest income of $27.5 million in 2000. Although the average interest-earning assets increased $155.4 million or 37.3% to $572.2 million for 2001 from $416.8 million for 2000, the net interest income only increased 12.5% due to a decrease in interest margin. Net interest margin decreased 120-basis points or 18.2% to 5.4% for 2001 from 6.6% for 2000. This was due to a 475 basis point drop market interest rates during the year 2001.

     Interest and fees on loans increased $6.3 million or 18.4% to $40.5 million for 2001, from $34.2 million for 2000. This increase is derived primarily from 45.5% growth in average net loan portfolio. Approximately $10.6 million is attributable to growth in loan volume, and negative $4.4 million is attributable to rate decrease. The average yield earned on net loans decreased to 9.0% in 2001, from 11.1% in 2000. The decrease is primarily due to series of rate cuts made by the Federal Reserve during the year. Interest income on securities and other investments increased $1.3 million or 36.1% to $4.9 million in 2001 from $3.6 million in 2000, mainly due to increase in investment portfolio. Nara Bank’s average yield earned on investment securities slightly decreased to 6.9% in 2001 from 7.0% in 2000. Overall, our yield on average interest-earning assets decreased to 8.4% in 2001 from 10.0% in 2000 primarily due to decrease in interest rates.

     Interest paid on deposits increased $1.8 million or 13.1% to $15.5 million in 2001 from $13.7 million in 2000. Of this increase, approximately $3.2 million is attributed to the increase in average interest-bearing deposits of $98.1 million or 36.1% and a negative $1.4 million is attributed to the decrease in interest rates. Our overall cost on average interest-bearing liabilities decreased to 4.4% in 2001 from 5.1% in 2000. This decrease was primarily due to the decrease in rates paid on all interest-bearing deposits, predominantly on time deposits.

     We reported net interest income of $27.5 million in 2000 which was an increase of $10.2 million, or 59.0% compared to net interest income of $17.3 million in 1999 Our volume growth in interest-earning assets, especially with the acquisition of KFBNY, was the cause of a 64.4% increase in total interest income to $41.6 million for 2000 from $25.3 million for 1999. Net interest margin improved to 6.6% for 2000 from 6.4% for 1999.

     Interest and fees on loans increased $12.9 million or 60.6 % to $34.2 million for 2000, from $21.3 million for 1999. Of this increase, approximately $11.2 million was attributable to volume growth, and $1.7 million was attributable to rate increase. Our average yield earned on net loans slightly increased to 11.1% in 2000, from 10.4% in 1999, due to increases in prime rates that are tied directly to our loan interest rates. Interest income on securities and other investments increased $2.0 million or 125.0% to $3.6 million in 2000, from $1.6 million in 1999, due to an increase in our investment portfolio. Our average yield earned on investment securities remained almost the same at 7.0% in 2000, from 7.1% in 1999. Overall, our yield on average interest-earning assets has increased to 10.0% in 2000, from 9.3% in 1999.

     Interest paid on deposits increased $5.9 million or 75.6% to $13.7 million in 2000, from $7.8 million in 1999. Of this increase, approximately $4.7 million is attributable to 244.7% average volume increase in interest-bearing deposits and an approximately $1.2 million is attributable to increase in interest rates. Our overall cost on average interest-bearing liabilities increased to 5.1% in 2000, compared to 4.4% in 1999.

     Net Yield and Interest Rate Spread

     We analyze our earnings performance using, among other measures, the interest rate spread and net yield on interest-earning assets. The interest rate spread represents the difference between the interest yield received on interest-earning assets and the interest rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets or net interest margin. Our net yield on interest-earning assets is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.

     Interest rates charged on the loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on interest-earning assets for each year in the three-year period ended December 31, 2001.

     Average Balance Sheet and Analysis of Net Interest Income

	December 31, 2001			December 31, 2000			December 31, 1999

		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Net Loans (1)(2)	$447,222	$40,450	9.0%	$307,382	$34,214	11.1%	$205,991	$21,344	10.4%
Time deposits with other banks	2,951	201	6.8%	4,940	322	6.5%	2,323	139	6.0%
Securities and others	71,792	4,932	6.9%	51,051	3,567	7.0%	23,212	1,649	7.1%
Federal funds sold	50,232	2,277	4.5%	53,432	3,499	6.5%	39,948	2,124	5.3%

Total interest-earning assets	$572,197	$48,860	8.4%	$416,805	$41,602	10.0%	$271,474	$25,256	9.3%

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	85,815	2,653	3.1%	58,352	2,220	3.8%	37,907	1,355	3.6%
Savings	67,154	2,039	3.0%	43,875	1,472	3.4%	32,648	1,092	3.3%
Time certificates	217,255	10,778	5.0%	169,898	9,997	5.9%	107,229	5,362	5.0%
Subordinated debentures/ other borrowings	16,700	1,500	9.0%	5,375	460	8.6%	1,287	110	8.5%

Total interest-bearing liabilities	$386,924	$16,970	4.4%	$277,500	$14,149	5.1%	$179,071	$7,919	4.4%

NET INTEREST INCOME AND YIELD:
Net interest income		$30,890			$27,453			$17,337
Net yield on interest-earning assets			5.4%			6.6%			6.4%
Net interest spread			4.0%			4.9%			4.9%

(1)	Loan fees are included in interest income and deferred fees and ALLL are included in net loans as follows (in thousands):

		Deferred
Year ended December 31,	Loan Fees	(Fees) cost	ALLL

1999	$800	$(86)	$3,452
2000	$968	$(177)	$6,980
2001	$1,150	$(650)	$6,710

(2)	Average loans outstanding including non-accrual loans.

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

	December 31, 2001 compared to 2000			December 31, 2000 compared to 1999

	Net	Change due to		Net	Change due to
	Increase			Increase
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on net loans	$6,236	$(4,369)	$10,605	$12,870	$1,687	$11,183
Interest on time deposits with other banks	(121)	15	(136)	183	13	170
Interest on investments	1,364	(60)	1,424	1,918	(26)	1,944
Interest on federal funds sold	(1,221)	(1,022)	(199)	1,375	560	815

TOTAL INTEREST-EARNING ASSETS	$6,258	$(5,436)	$11,694	$16,346	$2,234	$14,112

INTEREST EXPENSE:
Interest on demand deposits	$433	$(286)	$719	$865	$92	$773
Interest on savings	567	(124)	691	380	3	377
Interest on time certificates of deposit	781	(1,006)	1,787	4,636	1,076	3,560
Interest on other borrowings	1,040	24	1,016	349	(1)	350

TOTAL INTEREST EXPENSE	$2,821	$(1,392)	$4,213	$6,230	$1,170	$5,060

NET INTEREST INCOME	$3,437	$(4,044)	$7,481	$10,116	$1,064	$9,052

     Provision for loan losses

     The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality for the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     Refer to the section “Financial Condition-Allowance for Loan Losses” for a description of our systematic methodology employed in determining an adequate allowance for loan losses.

     For the year ended December 31, 2001, the provision for loan losses was $750,000, an increase of $1.85 million or 168.2%, from the net recapture of loan losses of $1.1 million in 2000. The increase in provision for loan losses for 2001 is primarily due to the significant growth experienced in the loan portfolio of $146.6 million or 40.4%. The provision for loan losses decreased $4.5 million or 132.4% to negative $1.1 million in 2000 from $3.4 million in 1999. Provision for (recapture of) loan losses is charged (added back) to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under the “Allowance for Loan Losses” section of this report.

     In 2000, there was a total recapture of loan loss provision of $1.5 million. As the result of our acquisition of KFBNY in February 2000, we had evaluated and brought forward an additional loan loss reserve of $7.9 million relating to the KFBNY loan portfolio, which was determined to be at higher risk of default based on weak underwriting standards and lower loan quality in comparison to our own loan portfolio. Additionally, we recorded a provision for loan losses of $400,000 during the third quarter of 2000, because of an identified loan with high-risk exposure, which was deteriorating rapidly. During the year 2000, we charged off approximately $6.6 million of loans and had recoveries of $4.0 million. Approximately $3.5 million or 53.0% of total charged off loans were those from KFBNY, which were charged off after the closing of the acquisition. However, approximately $3.6 million in KFBNY loans were eventually recovered during the year 2000, some of which were not anticipated. The high level of recoveries during the latter half of year 2000 led to the recapture of $1.5 million of loan loss provisions.

     We use systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses, which is further adjusted by quarterly provisions charged against earnings.

     Other Operating Income

     Our other operating income increased $1.8 million or 13.3% to $15.3 million in 2001, compared to $13.5 million in 2000. The increase was primarily due to increased SBA loans sales and also due to sale of securities. The gain on sale of SBA loans increased approximately $900,000 or 131.8% to $1.6 million in 2001, compared to $683,000 in 2000. We sold a total of $30.8 million in SBA loans in 2001, which was an increase of $16.6 million or 116.9% from $14.9 million in 2000. The earnings on cash surrender value increased $197,000 or 73.8% to $464,000 in 2001, compared to $267,000 in 2000. This increase was due to additional purchase of Bank- Owned Life Insurance of $1.8 million for Benjamin Hong and $3.2 million for the group of key employees during 2001. During 2001, we also recognized $917,000 of gains from the sale of investment securities, which totaled $16.5 million in book value.

     Our other operating income increased $5.5 million or 68.8%, to $13.5 million in 2000, compared to $8.0 million in 1999. Service charges on deposit accounts, particularly non-sufficient fund fees and account analysis fees, increased $2.3 million or 70.0% to $5.6 million in 2000, from $3.3 million in 1999. These increases were mainly due to increases in deposit accounts, especially the three New York branches acquired from KFBNY in February of 2000.

     The fee income generated from our international letter of credit transactions increased $827,000 or 45.9% to $2.7 million in 2000 from $1.8 million in 1999. Increase in trade finance activities from three locations (Los Angeles, Silicon Valley, and New York) contributed to this increase. Other operating income increased due to transaction increases in operating activities from newly acquired branches as well as the existing branches.

     The breakdown of other operating income by category is reflected below:

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(Dollars in thousands)	2001	Amount	%	2000	Amount	%	1999

Other Operating Income:
Service charge on deposits	$5,903	$323	5.8%	$5,580	$2,271	68.6%	$3,309
Net Gain on sale of SBA loans	1,550	867	126.9%	683	(226)	-24.9%	909
International service fee income	2,439	(218)	-8.2%	2,657	827	45.2%	1,830
Wire transfer fees	960	122	14.6%	838	394	88.7%	444
Service fee income, net — SBA	431	(19)	-4.2%	450	(146)	-24.5%	596
Earnings on cash surrender value	464	197	73.8%	267	9	3.5%	258
Amortization of negative goodwill	1,324	221	20.0%	1,103	1,103	100%	—
Gain (loss) on sale of PP&E	36	(382)	-91.4%	418	419	41,900%	(1)
Gain on sale of securities	917	917	100%	—	(119)	100.0%	(119)
Others	1,300	(222)	-14.6%	1,522	843	124.2%	679

Total other operating income	$15,324	$1,806	13.4%	$13,518	$5,494	68.5%	$8,024

     Other Operating Expenses

     Our other operating expenses increased $3.6 million or 14.5% to $28.4 million in 2001, compared to $24.8 million in 2000. Salaries and benefits increased $2.4 million or 17.6% to $16.0 million in 2001, compared to $13.6 million in 2000. This increase was primarily due increased bonus reserves to compensate employees and the additional staffing for the newly opened branches during 2001. Occupancy expenses increased approximately $471,000 or 14.3% to $3.8 million in 2001, compared to $3.3 million in 2000. Furniture and equipment expenses also increased $237,000 or 21.5% to $1.3 million in 2001, compared to $1.1 million in 2000. These increases also were primarily due to the additional branches opened during 2001 and partly due to leasehold improvements made in our New York branches.

     Our regulatory fees increased $87,000 or 21.5% to $491,000 in 2001, compared to $404,000 in 2000. The increase primarily came as the result of an increase in the OCC’s assessment fees, which are calculated based on our asset size. Communication expenses also increased $154,000 or 32.2% to $632,000 in 2001, compared to $478,000 in 2000. This increase was mainly due to upgrading and installing data lines to accommodate faster network services. Directors’ fees increased $73,000 or 24.2% to $375,000 in 2001, compared to $302,000 in 2000, as of result of the hiring of new Directors for Nara Bancorp, commencing in early 2001. Other income decreased by 48.0%, mainly due to a discontinuation of lease income received from the Manhattan building, which was sold at the end of year 2000. The lease income totaled approximately $439,000 in year 2000.

     During 2000, other operating expenses increased $8.5 million or 52.1% to $24.8 million from $16.3 million in 1999. Salaries and benefits, which accounted for over 50% of other operating expenses, increased $5.4 million or 65.9% to $13.6 million in 2000, compared to $8.2 million in 1999, mainly because of an increased number of employees resulting from the KFBNY acquisition and the opening of new branches. Occupancy expenses increased $1.4 million or 73.7% to $3.3 million in 2000, compared to $1.9 million in 1999. This was primarily due to an increase in the depreciation of buildings acquired in the KFBNY transaction. All other operating expenses increased as well, largely due to the acquisition of KFBNY although some portion of the increase was related to other expansions and projects that we accomplished.

     Other operating expenses generally reflect the direct expenses and related administrative expenses associated with staffing, maintaining, promoting and operating branch facilities. Consequently, other operating expenses have increased as our asset size increased and the number of branch offices and other offices increased.

     A breakdown of other operating expenses by category is reflected below:

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(dollars in thousands)	2001	Amount	%	2000	Amount	%	1999

Other Operating Expenses:
Salaries and benefits	$16,044	$2,410	17.7%	$13,634	$5,463	66.9%	$8,171
Net occupancy	3,811	471	14.1%	3,340	1,459	77.6%	1,881
Furniture and equipment	1,290	237	22.5%	1,053	291	38.2%	762
Advertising & Marketing	858	30	3.6%	828	181	28.0%	647
Regulatory fees	491	87	21.5%	404	132	48.5%	272

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(dollars in thousands)	2001	Amount	%	2000	Amount	%	1999

Communications	632	154	32.2%	478	133	38.6%	345
Data processing	1,515	136	9.9%	1,379	(130)	-8.6%	1,509
Professional fees	1,202	12	1.0%	1,190	410	52.6%	780
Office supplies	404	7	1.8%	397	77	24.1%	320
Directors’ fees	375	73	24.2%	302	—	0.0%	302
Credit related fees	601	38	6.7%	563	(24)	-4.1%	587
Amortization of goodwill	200	—	0.0%	200	—	0.0%	200
Other	941	(121)	-11.4%	1,062	501	89.3%	561

Total other operating expenses:	$28,364	$3,534	14.2%	$24,830	$8,493	52.0%	$16,337

Provision for Income Taxes

     During 2001, we recorded a $6.3 million provision for income taxes, which resulted in an effective tax rate of 37%, compared with $6.8 million or effective tax rate of 39%, and $1.7 million, or effective tax rate of 29%, for the years ended December 31, 2000 and 1999, respectively. This decrease in 2001 compared to 2000 was primarily due to the state income tax benefits related to the acquisition of KFBNY. At December 31, 2001, we had federal and California net operating loss carryforwards relating to Nara Bank’s ownership change that occurred on July 15, 1994 of approximately $664,000 and $622,000, respectively, which will expire through 2009. Also at December 31, 2001, we had federal and New York net operating loss carryforwards relating to the purchase of KFBNY that occurred on February 25, 2000, both approximating $7,185,000, which will expire through 2019. Due to the ownership change in 1994 and restructuring in 2000, the annual limitation that can be utilized to offset future taxable income approximates $83,000 and $497,000, respectively.

Financial Condition

     Our total assets increased $76.8 million or 12.7% to $679.4 million at December 31, 2001, compared to $602.6 million at December 31, 2000. This increase was primarily due to growth in our loan portfolio. Net loans, including loans held for sale, increased $146.4 million or 41.2% to $502.1 million at December 31, 2001, compared to $355.7 million at December 31, 2000. The increase in loans was primarily funded by deposits. Total deposits increased $62.1 million or 11.8% to $589.8 million at December 31, 2001, compared to $527.7 million at December 31, 2000. The details are discussed below.

     At December 31, 2000, our total assets increased $243.5 million or $67.8% to $602.6 million from $359.1 million at December 31, 1999. Net loans increased $120.2 million or 51.0% to $355.7 million at 2000 year-end from $235.5 million at the previous year-end. This accounted for 49.4% of the total increase in assets. Total deposits at December 31, 2000 also increased $207.8 million or 65.0% to $527.7 million from $319.9 million at December 31, 1999. This resulted from the acquisition of KFBNY and the growth of existing branches during the year.

     Investment Security Portfolio

     The main objectives of our investment strategy are to support a sufficient level of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held-to-maturity or available-for-sale. The securities that we have the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale. There were no trading securities at December 31, 2001 or 2000. As of December 31, 2001, held-to-maturity securities totaled $4.3 million, compared to $15.7 million at December 31, 2000, and available-for-sale securities totaled $65.1 million at December 31, 2001, compared to $54.9 million at December 31, 2000. The decrease in held-to-maturity securities is primarily due to called agency bonds during 2001 as a result of decreases in interest rates. During 2001, a total of $36.7 million in agency securities were called and a total of $51.8 million in securities available for sale were purchased. From the investment portfolio, securities with amortized cost of approximately $2.5 million and $4.2 million were pledged to Federal Reserve Board as required or permitted by law at December 31, 2001 and 2000, respectively. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, bank qualified California municipals, and corporate bonds. This investment portfolio composition reflects our investment strategy.

     The following table summarizes the maturity of securities and their pertinent weighted average yield ratios at the dates and for the periods indicated:

	At or For the Year Ended December 31,

(dollars in thousands)	2001			2000			1999

			Weighted			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield

Held to Maturity
U.S. Government:	$1,598	$1,520	7.00%	$13,068	$12,587	6.78%	$14,658	$13,820	6.76%
One to five years	—	—	—	7,492	7,466	6.13%	8,000	7,804	6.14%
Five to ten years	—	—	—	—	—	—	1,000	977	6.75%
After ten years	1,598	1,520	7.00%	5,576	5,121	7.72%	5,658	5,039	7.71%
U.S. Corporate Notes:	2,725	2,754	7.20%	2,676	2,409	7.16%	2,627	2,321	7.16%
Five to ten years	2,002	2,111	7.13%	2,003	1,968	7.09%	2,003	1,893	7.09%
After ten years	723	643	7.41%	673	441	7.48%	624	428	7.45%
Available for Sale
U.S. Government:	16,154	16,521	5.59%	18,552	18,591	6.99%	11,051	10,902	6.88%
Due within one year	—	—	—	7,000	7,009	6.66%	—	—	—
One to five years	12,154	12,385	5.12%	7,052	7,070	7.12%	5,555	5,531	6.55%
Five to ten years	2,000	2,091	7.03%	4,000	4,011	7.14%	4,996	4,888	7.14%
After ten years	2,000	2,045	7.00%	500	501	8.72%	500	483	8.00%
Collaterized Mortgage Obligation (CMO)	8,756	8,977	5.52%	9,720	9,645	6.96%
Five to ten years	950	978	6.86%	1,184	1,196	6.70%	—	—	—
After ten years	7,806	7,999	5.36%	8,536	8,449	7.00%	—	—	—
Mortgage Backed Securities	1,102	1,104	7.00%	56	56	7.00%	—	—	—
After ten years	1,102	1,104	7.00%	56	56	7.00%	—	—	—
Asset Backed Securities	383	384	2.48%	—	—	—	—	—	—
Five to ten years	383	384	2.48%	—	—	—	—	—	—
Municipal Bonds	4,369	4,304	5.09%	—	—	—	—	—	—
After ten years	4,369	4,304	5.09%	—	—	—	—	—	—
U.S. Corporate Notes:	32,359	32,287	7.46%	24,296	24,866	7.26%	3,486	3,416	7.14%
Due within one year	2,484	2,511	4.92%	—	—	—	—	—	—
One to five years	10,965	11,072	6.36%	10,622	10,893	6.88%	1,514	1,501	7.25%
Five to ten years	9,341	9,486	7.58%	10,216	10,458	7.18%	1,972	1,915	7.05%
After ten years	9,569	9,218	9.36%	3,458	3,515	8.70%	—	—	—
Korean Corporate Notes:	1,451	1,555	8.35%	1,726	1,757	7.18%	1,701	1,729	8.68%
One to five years	1,451	1,555	8.35%	1,726	1,757	7.18%	1,701	1,729	8.68%
Total Investment Portfolio	$68,897	$69,406	6.58%	$70,094	$69,911	7.06%	$33,523	$32,188	6.97%

     Loan Portfolio

     Our net loans increased $146.4 million or 41.2% to $502.1 million at December 31, 2001, compared to $355.7 million at December 31, 2000. Net loans accounted for 81.6% of our total interest-earning assets at year-end 2001, compared to 66.7% at year-end 2000. The average net loans for 2001 increased $139.8 million or 45.5% from the previous year. From the total increase of $146.4 million in net loans, approximately 42.8% was contributed by the branches in the New York regions. The net loans in the New York region increased $62.7 or 80.1% to $141.0 million at December 31, 2001, compared to $78.3 million at December 31, 2000.

     As a result of continued focus on commercial lending activities, loan growth remained concentrated in the commercial loans. Our commercial loans increased $71.7 million or 51.4% to $211.2 million at December 31, 2001, compared to $139.5 million at December 31, 2000. Real estate loans, mostly consisting of commercial real estate loans, also increased $73.9 million or 41.6% to $251.7 million at December 31, 2001, compared to $177.8 million at December 31, 2000.

     Our net loans increased by $120.2 million or 51.0% to $355.7 million at December 31, 2000, compared to $235.5 million at December 31, 1999. Net loans accounted for 66.7% of our total interest-earning assets at year-end 2000, compared to 74.7% at year-end 1999. While total net loans outstanding increased 51.0% as of December 31, 2000, average net loans for the year increased 49.2% from the previous year. The increase was due to the acquisition of KFBNY and growth in our existing branches, including the newly acquired New York branches. Approximately $30.8 million or 25.6% of the total increase in net loans was attributable to the acquisition of KFBNY. Net loans from the three branches in New York, including the $30.8 million acquired in the KFBNY transaction, increased $23.1 million or 41.4% to $78.9 million at year-end 2000, from $55.8 million at year-end 1999.

     We carry all loans at face amount, less payments collected, net of deferred loan origination fees and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual basis when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

     The rates of interest charged on variable rate loans are set at specified increments in relation to our prime lending rate and accordingly vary as our prime lending rate varies. Approximately 81.0% of our net loans were variable-rate loans at December 31, 2001.

     With certain exceptions, we are permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2001, our lending limit was approximately $9.6 million for unsecured loans. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans in an additional amount up to 10% of our total capital and the allowance for loan losses.

     The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,

(dollars in thousands)	2001*		2000		1999*		1998*		1997

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Loan Portfolio Composition:
Commercial Loans	$211,214	41.5%	$139,544	38.5%	$100,411	42.0%	$84,166	50.2%	$68,199	62.0%
Real Estate and Construction Loans	251,691	49.4%	177,849	49.0%	103,311	43.2%	52,823	31.5%	21,136	19.2%
Consumer Loans	46,596	9.1%	45,488	12.5%	35,295	14.8%	30,651	18.3%	20,635	18.8%

Total Loans Outstanding	509,501	100.0%	362,881	100.0%	239,017	100.0%	167,640	100.0%	109,970	100.0%

Deferred Loans (Fees), Net of Costs	(650)		(177)		(86)		32		45
Less: Allowance of Loan Losses	(6,710)		(6,980)		(3,452)		(2,834)		(2,033)

Net Loan Receivable	$502,141		$355,724		$235,479		$164,838		$107,982

*	Includes commercial loans held for sale; $3,657,842 in 2001, $168,250 in 1999 and $415,138 in 1998.

     Commercial Loans and Real Estate Loans

     Commercial loans are made for the purposes of providing working capital, financing the purchase of inventory, especially for importers and exporters, or equipment and for other business purposes. Short term business loans (within one year) are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (5 to 7 years) normally provide for monthly payments of both principal and interest. The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. Our real estate loans consist primarily of loans secured by deeds of trust on commercial property and are normally written for a short duration. It is our policy to restrict real estate loans to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally restricted to seven years (on an amortization up to 25 years with a balloon payment due at maturity).

     SBA Loans

     Our SBA loans typically are made for the purpose of providing working capital, financing the purchase of equipment or inventory, financing the purchase of a business, debt refinancing, or financing the purchase or construction of owner occupied commercial property. SBA Commercial loans typically are term loans with maturities ranging from 7 to 25 years. These loans normally provide for floating interest rates, with monthly payments of both principal and interest. At December 31, 2001, total SBA commercial loans were $10.5 million. SBA real estate loans generally are 25 year term loans with full amortization. At December 31, 2001, total SBA real estate loans were $63.6 million. Our SBA lending represents an important portion of its loan portfolio because of our ability to sell the guaranteed portion in the secondary market at a premium, while earning servicing fees on the sold portion over the remaining life of the loan. Thus, in addition to the yield earned on the portion of the SBA loans retained by us, we recognize income from the gains on the sales from the loan servicing on the loans sold into the secondary market.

     Consumer Loans

     Most of our consumer loan portfolio consists of automobile loans and savings-secured loans. Nara Bank began originating automobile loans in early 1995. Referrals from automobile dealers comprise the majority of originations of such loans. We also offer fixed-rate loans to buyers of new and previously owned automobiles who are not qualified for automobile dealers’ most preferential loan rates. These loans are reviewed on an annual basis.

     We extend lines of credit to business customers usually on an annual review basis. We do not normally make loan commitments in material amounts for periods in excess of one year. Our undisbursed commercial loan commitments at December 31, 2001, 2000 and 1999 were $146.2 million, $87.9 million, and $56.3 million, respectively.

     The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,

(dollars in thousands)	2001	2000	1999

Loan commitments	$146,201	$87,895	$56,278
Standby letters of credit	4,785	4,574	2,851
Commercial letters of credit	21,634	21,427	17,554

     Interest income on all loans is recognized under the accrual method of accounting. Accrual accounting takes the daily interest earned on the daily outstanding loan balance and records it as interest revenue regardless of the individual loan payment dates. The calculation is based on the simple interest method where the unpaid loan balance is multiplied by the number of outstanding days and then multiplied by the applicable interest rate per day. We generally do not record as revenue the potential interest on loans that are classified as probable losses.

     Non-performing Loans and Other Real Estate Owned(“OREO”)

     Loans are placed on nonaccrual status when they become 90 days past due, unless the loan is both well- secured and in the process of collection. Loans may be placed on nonaccrual status earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. Loans are charged off when our management determines that collection has become unlikely. OREO consists of real estate acquired by us through foreclosure.

     Non-performing loans decreased $282,000 or 13.8% to $1.8 million at December 31, 2001, compared to $2.0 million at December 31, 2000. Non-performing loans increased $515,000 or 33.8% to $2.0 million at December 31, 2000, compared to $1.5 million at December 31, 1999. The primary reason for this increase was because of a $1.2 million loan that was subsequently charged off in February of 2001.

	December 31,

(dollars in thousands)	2001	2000	1999

Non-accrual loans	$1,720	$2,038	$1,523
Loans past due 90 days or more, still accruing	36	0	0
Restructured loans	0	0	0
Total non-performing loans	$1,756	$2,038	$1,523

     We did not own any other real estate at December 31, 2001. There was no expense incurred through OREO transactions in 2001. We owned other real estate, taken through foreclosure, in aggregate amounts of approximately $263,000 and $44,000 at December 31, 2000 and 1999, respectively. We reserved $37,000 and $13,000 at December 31, 2000 and 1999, respectively, as a valuation allowance. We incurred expenses of $90,748 and $16,629 in 2000 and 1999, respectively. We earned income of $2,893 and $906 from the properties in 2001 and 1999, respectively. The following table summarizes our OREO at the dates indicated:

	December 31,

(dollars in thousands)	2001	2000	1999

Other real estate owned	$—	$300	$57
Valuation allowance	—	(37)	(13)

Net OREO	$—	$263	$44

     Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates

     The following table sets forth by category of loan (including fixed and variable rate loans) the amounts of loans outstanding as of December 31, 2001, which are based on remaining scheduled repayment of principal, due in less than one year, due in one to five years, or due in more than five years. Loan maturities are based on contractual maturities.

	December 31, 2001

(dollars in thousands)	Loans maturing in

		After one
	Within	But within	After
	One Year	Five years	Five years	Total

Commercial Loans	$97,495	$64,243	$49,476	$211,214
Real Estate and Construction loans	28,011	73,163	150,517	251,691
Consumer Loans	4,637	35,260	6,699	46,596
Total	130,143	172,666	206,692	509,501

Loans with fixed interest rates	18,981	54,211	23,721	96,913
Loans with variable interest rate	111,162	118,455	182,971	412,588

Total	$130,143	$172,666	$206,692	$509,501

     Concentrations

     Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio, which exceeded 10% of our total loans as of the dates indicated:

	At December 31,

(dollars in thousands)	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

Manufacturing	$38,665	7.6%	$36,142	10.0%	$30,072	12.6%	$31,383	18.7%	$25,608	23.3%
Wholesale Trade	109,112	21.4%	89,609	24.7%	71,283	29.8%	46,517	27.7%	34,648	31.5%
Retail Trade	85,515	16.8%	61,282	16.9%	35,878	15.0%	30,345	18.1%	19,276	17.5%
Services	104,669	20.6%	63,792	17.6%	25,702	10.8%	23,745	14.2%	13,208	12.0%
Finance, Insurance, Property Management	129,495	25.4%	75,567	20.8%	48,453	20.3%	—	—	—	—

Total	$467,456		$326,392		$211,388		$131,990		$92,740

     Summary of Loan Loss Experience

     The risk of nonpayment on loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we thoroughly analyze each loan application and a majority of those loans is approved by the Management Loan Committee, which is comprised of six officers including the Chief Executive Officer, Chief Credit Officer and Chief Financial Officer. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on the type of the loan being made, the credit-worthiness or history of the borrower over the term of the loan, security for the loan and cash flow of the borrower. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or complexity of the borrower. These loans are periodically reviewed by the Management Loan Committee.

     When principal or interest on a loan is past due 90 days or more, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered to be a loss in whole or in part when (1) its loss exposure beyond any collateral value is apparent, (2) servicing of the unsecured portion has been discontinued or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan, or portion of a loan, judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.

     Our allowance for loan losses is established to provide for loan losses, which can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses. The amount of the allowance is determined by management and reported to the Board quarterly. The results of both internal and external loan reviews are used to determine the loan loss reserve. Our current loan review system takes into consideration such factors as the current financial condition of the borrower, the value of security, future economic conditions and their impacts on various industries. Our own historical loan loss experience is factored into a detailed loss migration analysis method, which determines loss factors to be used in calculating the allowance for loan losses.

     At December 31, 2001, the allowance for loans losses was $6.7 million, which was an decrease of $300,000 or 4.3% from $7.0 million at December 31, 2000. During the year 2001, we charged off approximately $3.8 million and recovered $2.3 million of which $2.0 million was the recoveries from KFBNY loans either before or after the acquisition. The allowance for loan losses increased $3.5 million or 100.0% to $7.0 million at year ended 2000, from $3.5 million at year ended 1999. Approximately $7.9 million of loan loss reserve in 2000 were transferred from the KFBNY acquisition. During the year 2000, we charged off approximately $6.6 million and recovered $4.0 million in loans.

     Specific reserves for impaired loans in accordance with SFAS No. 114, were $1.4 million at year-end 2001, compared to $1.9 million at year-end 2000 and $1.0 million at year-end 1999. Our management and Board of Directors review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2001, to absorb estimated losses associated with the loan portfolio. However, no assurances can be given as to whether we will experience further losses in excess of the allowance, which may require additional provisions for loan loss reserves. If there are further losses, they may have a negative impact on our earnings.

     The allowances as a percentage of loans outstanding at December 31, 2001, 2000 and 1999 were 1.48%, 2.21%, and 1.65%, respectively. Management believes that the allowance for loan losses is adequate to cover all reasonably anticipated losses in the loan portfolio. However, no assurance can be given that future economic conditions will not adversely affect our service areas or that other circumstances, including circumstances beyond our control, will not result in increased losses in our loan portfolio, which could possibly exceed the total allowance for loan losses.

     The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	December 31,

(dollars in thousands)	2001	2000	1999	1998	1997

LOANS:
Average gross loans	$454,591	$315,735	$208,895	$138,914	$94,841
Total gross loans at end of period (net of deferred fees)	508,850	362,704	238,931	167,672	110,015
ALLOWANCE:
Balance — beginning of period	$6,980	$3,452	$2,834	$2,033	$1,727
Loans charged off:
Commercial	3,463	6,300	2,785	754	576
Consumer	233	225	154	260	327
Real Estate and Construction	83	52	0	0	85
Total loans charged off	3,779	6,577	2,939	1,014	988
Less: recoveries:
Commercial	1,737	2,292	151	54	111
Consumer	182	173	76	69	83
Real Estate and Construction	376	1,571	—	—	—
Total loan recoveries	2,295	4,036	227	123	194
Net loans charged off	1,484	2,541	2,712	891	794
Provision for loan losses	750	(1,100)	3,395	1,430	1,130
Allowance made with business acquisition	—	7,878	—	285	—
Less: provision for losses on commitments and letters of credit	464	(709)	(65)	(22)	(30)
Balance — end of period	$6,710	$6,980	$3,452	$2,834	$2,033
RATIOS:
Net loan charge-offs to average total loans	0.33%	0.80%	1.30%	0.64%	0.84%
Net loan charge-offs to total loans at end of period	0.29%	0.70%	1.14%	0.53%	0.72%

	December 31,

(dollars in thousands)	2001	2000	1999	1998	1997

Allowance for loan losses to average total loans	1.48%	2.21%	1.65%	2.04%	2.14%
Allowance for loan losses to total loans at end of period	1.32%	1.92%	1.44%	1.69%	1.85%
Net loan charge-offs to beginning allowance	21.26%	73.61%	95.70%	43.83%	45.98%
Net loan charge-offs to provision for loan losses	197.87%	-231.00%	79.88%	62.31%	70.27%

     The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. We evaluate credit risk associated with the loan portfolio at the same time we evaluate credit risk associated with the commitments to extend credit and letters of credits. However, the allowances necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions, and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit and letters of credit was $437,000 and $901,000 at December 31, 2001 and 2000, respectively.

     Allowance For Loan and Lease Losses and Methodology

     We maintain an allowance for loan and lease losses (“Allowance”) in an amount believed to be adequate to absorb the estimated known and inherent losses identified in the loan portfolio for the next twelve months. Our methodology for determining the adequacy of the Allowance is based on a consistent and comprehensive analysis that is performed quarterly by management. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

     We use three different methodologies to determine the adequacy of the Allowance: (1) the Migration Analysis; (2) the Reasonableness Test; and (3) the Specific Allocation method.

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pools and undisbursed commitments graded Pass (less cash secured loans), Special Mention, Substandard, and Doubtful.

     We use an eight-quarter rolling average of historical losses detailing charge-offs, recoveries, and loan type pool balances to determine the estimated credit losses for non-classified and classified loans. Also, in order to reflect the impact of recent events, the eight-quarter rolling average has been weighted. The most recent four quarters have been assigned a 60% weighted average and the older four quarters have been assigned a 40% weighted average.

     The resultant migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. For loan type pools that have no historical loss, we have established a minimum risk factor for each loan grade Pass (0.40% — 1.0%), Special Mention (3.0% — 5.0%), Substandard (7.0% — 15.0%), Doubtful (50.0%), and Loss (100.0%).

     For unfunded/undisbursed commitments and contingent liabilities, we use 50.0% of the migration/minimum risk factor for loans graded Pass, due to the fact that in many cases the Bank has the option of freezing or withholding unfunded loan proceeds if the Bank becomes aware of a problem or potential problem with the borrower. For graded loans (Special Mention, Substandard, Doubtful, and Loss), 100% of the migration/minimum risk factor is assigned to the unfunded/undisbursed commitments and contingent liabilities.

     For identified impaired loans, if the calculated impairment is less than the migration risk factor, the migration risk factor is used. If the calculated impairment is greater than the migration risk factor, the General Reserve is increased by the amount of the difference.

     Additionally, in order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, we subjectively, within established parameters, make adjustments to the Migration Analysis for:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability, and depth of lending management and staff.

•	Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans and troubled debt restructurings, and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Transfer risk on cross-border lending activities.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

     Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the above factors. The matrix allows for three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no impact (neutral) to our migration ratios. However, if information exits to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to adjust the Migration Analysis as much as 50 basis points in either direction (positive or negative) for each loan type pool.

     The Reasonableness Test is based on a national historical loss experience for each loan graded Special Mention, Substandard, Doubtful, and Loss; and an established minimum for loans graded Pass. The reserve factors applied under this method are: 1.0% for loans graded Pass; 5.0% for loans graded Special Mention; 15.0% for loans graded Substandard; 50.0% for loans graded Doubtful; and 100.0% for loans graded Loss. This method in not intended to substitute or override the Bank’s other methodologies, but rather is used for comparative purposes.

     Under the Specific Allocation method, management establishes specific allowances for loans where management has identified significant conditions or circumstances related to a credit that are believed to indicate the probability that a loss may be incurred. The specific allowance amount is determined by a method prescribed by the Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan.” Our actual historical repayment experience and the borrower’s cash flow, together with an individual analysis of the collateral held on a loan, is taken into account in determining the allocated portion of the required Allowance under this method. As estimations and assumptions change, based on the most recent information available for a credit, the amount of the required specific allowance for a credit will increase or decrease. The Migration Analysis risk factor is used to determine the unallocated portion of the required Allowance under this method. By analyzing the identified credits on a quarterly basis, we are able to adjust a specific allowance based upon the most recent information that has become available.

     Deposits

     Deposits are our primary source of funds to use in lending and investment activities. Our deposits consist of demand deposits, savings deposits, money market, super-NOW, and time deposits with various maturities. At December 31, 2001, we had $199.1 million in non-interest bearing demand deposits; $84.1 million in interest-bearing demand deposits; $78.9 million in savings; and $227.7 million in time deposits.

     Total deposits increased $62.1 million or 11.8% to $589.8 million at December 31, 2001, compared to $527.7 million at December 31, 2000. Average deposits increased $121.4 million or 28.3% to $550.3 million at

December 31, 2001, compared to $428.9 million at December 31, 2000. From the total increase of $62.1 million, approximately $21.2 million or 34.1% was attributable to the branches in the New York region Total deposits in the New York region increased $21.2 million or 14.7% to $165.6 million at December 31, 2001, compared to $144.4 million at December 31, 2000. Total deposits in Northern California increased $9.3 million or 16.6% to $65.4 million at December 31, 2001, compared to $56.1 million at December 31, 2000. This increase was attributable to the Oakland branch, which opened during 2000. During the year 2001, our total non-interest bearing deposit increased $6.2 million or 3.2%, time deposits increased $24.7 million or 12.2%, savings increased $29.1 million or 58.4%, and money market and other accounts increased $2.1 million or 2.5%. All of these increases were primarily due to new deposits accounts and changes in balances of existing accounts.

     Included in the time deposits are $5.0 million brokered deposits; $2.0 million with five year maturity at 5.65%; $2.0 million with two year maturity at 5.30% and $0.9 million with one year maturity at 5.15%. Included also are $10.0 million of time deposit from the State; two $5.0 million with one and a half year maturity at 1.83% and 2.19%, respectively.

     At December 31, 2000, we had $192.8 million in non-interest bearing demand deposits; $82.0 million in interest bearing demand deposits; $49.8 million in savings; and $203.0 million in time deposits. A total of $125.7 million of the deposits in 2000 was in the form of certificates of deposit in denominations of $100,000 or more as of December 31, 2000. Of our total deposits in 2000, 61.9% were time and savings deposits (including money market deposit accounts) and 38.1% were demand deposits and other transaction accounts (including NOW accounts).

     Total deposits increased $207.8 million, or 65.0% to $527.7 million at December 31, 2000, from $319.9 million at December 31, 1999. The average deposits increased $148.6 million or 53.0% to $428.9 million at December 31, 2000 from $280.3 million at December 31, 1999. Non-interest bearing deposits increased $77.2 million or 66.8% to $192.8 million at December 31, 2000 from $115.6 million at December 31, 1999. Approximately $30.7 million or 39.8% of the total increase in non-interest bearing deposits was attributable to the three branches acquired in the KFBNY transaction. Interest-bearing deposits increased $130.7 million or 64.0% to $334.9 million at December 31, 2000, from $204.2 million at December 31, 1999. The increase in deposits partly resulted from the acquisition of the three branches of KFBNY, and partly from growth in those branches as well as in our other existing branches. Approximately $67.2 million or 32.3% of total increase was contributed by three newly acquired branches. Deposits in the New York region increased over 37.7% in 2000, and accounted for 27.4% of our total deposits. Noninterest-bearing deposits accounted for 36.5% of total deposits at 2000 year-end, which was slightly higher than in 1999. Time deposits accounted for 38.5% of total deposits. Time deposits of $100,000 or more increased 64.1% and other time deposits increased 49.2% in 2000. Savings deposits and other interest-bearing demand deposits increased 29.3% and 120.0% in 2000, respectively

Although our deposits vary with local and national economic conditions, management does not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated regarding the balances of our deposits by category.

	December 31,

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Demand, noninterest bearing	$199,083	33.8%	$192,837	36.5%	$115,624	36.1%
Demand, interest bearing	84,103	14.3%	82,043	15.5%	37,288	11.7%
Savings	78,933	13.3%	49,831	9.5%	38,529	12.0%
Time certificates of deposit	227,725	38.6%	202,998	38.5%	128,428	40.2%

Total Deposits	$589,844	100.0%	$527,709	100.0%	$319,869	100.0%

     The following table shows the maturity schedules of our certificates of deposit for $100,000 or more, for the years indicated (dollars in thousands).

	December 31,

	2001		2000		1999

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Three months or less	$120,543	52.9%	$93,549	46.1%	$63,452	49.4%
Over three months through six months	61,747	27.1%	47,956	23.6%	25,322	19.7%
Over six months through twelve months	38,966	17.1%	58,721	28.9%	36,598	28.5%
Over twelve months	6,469	2.9%	2,772	1.4%	3,056	2.4%

Total time certificate of deposits	$227,725	100.0%	$202,998	100.0%	$128,428	100.0%

     Other Borrowings

     On September 31, 1999, we issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 30, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal are due prior to maturity. We may redeem the notes prior to their maturity as of or after September 30, 2002. The notes qualify as Tier 2 risk-based capital under Comptroller of the Currency guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2001, $1.7 million, which represented 40% of the total outstanding amount of the notes, qualified as risk-based capital.

     During 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds, Advances from the FHLB of San Francisco typically are secured by a pledge of mortgage loans and/or securities, with a market value at least equal to outstanding advances. At December 31, 2001, we had $5.0 million of advance outstanding, all collaterized with securities pledged by Nara Bank, with an amortized cost of $6.1 million. The borrowing has a seven-year, fixed rate term.

     On March 28, 2001, our subsidiary, Nara Capital Trust I, completed a private placement of $10 million of trust preferred securities, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% fixed rate of interest payable semi-annually. Nara Capital used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Nara Bancorp. The net proceeds from the trust preferred securities will be used to accommodate stock repurchase program. Pending deployment of the funds for the repurchase program, we have invested the proceeds in federal fund overnight accounts. Under applicable regulatory guidelines, the trust preferred securities qualify as Tier I Capital.

     Capital Resources

     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risk. We have considered, and we will consider, additional sources of capital as the need may arise, whether through the issuance of additional securities, debt or otherwise.

     As mentioned above, On March 28, 2001, our subsidiary, Nara Capital, completed an offering of $10 million in trust preferred securities through its wholly owned subsidiary, Nara Capital. At December 31, 2001, total shareholders’ equity was $55.4 million, which represents $10.9 million or 24.5% increase from $44.5 million at December 31, 2000. For 2000, total shareholders’ equity also increased $17.8 million or 66.7% to $44.5 million from $26.7 million at December 31, 1999.

     During August of 2000, we raised additional capital of $6.9 million through the issuance of 175,000 units, with each unit consisting of four shares of common stock plus a fully vested, immediately exercisable warrant to purchase an additional share of common stock. The warrant is a three year warrant to purchase a share of common stock at a price of $11, if exercised within one year, $12 if exercised after one and within two years, and $13 if exercised after two and within three years, from the date of grant.

     At December 31, 2001, Tier 1 Capital, shareholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $63.4 million. This represents an increase of $20.7 million or 48.5% over Tier 1 Capital of $42.7 million at December 31, 2000. At December 31, 2001, Nara Bancorp had a ratio of total capital to total risk-weighted assets of 12.4% and a ratio of Tier 1 Capital to total risk weighted assets of 11.0%. The Tier 1 leverage ratio was 9.7% at December 31, 2001. Nara Bank had a ratio of total risk-weighted assets of 10.9%, a ratio of Tier 1 Capital to total risk-weighted assets at 9.5%, and Tier 1 leverage ratio was 8.8% at December 31, 2001.

     At December 31, 2000, Tier 1 Capital, shareholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $42.7 million . This represents an increase of $17.6 million or 70.1% over Tier 1 Capital of $25.1 million at December 31, 1999. At December 31, 2000, we had a ratio of total capital to total risk-weighted assets of 11.9% and a ratio of Tier 1 Capital to total risk weighted assets of 10.0%. The Tier 1 leverage ratio was 7.7% at December 31, 2000

     The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank , compared to their minimum regulatory capital requirements as of December 31, 2001.

	As of December 31, 2001

Nara Bancorp	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage ratio	$63,389	9.7%	$26,298	4.0%	$37,091	5.7%
Tier 1 risk-based capital ratio	$63,389	11.0%	$23,231	4.0%	$40,158	7.0%
Total risk-based capital ratio	$71,818	12.4%	$46,462	8.0%	$25,356	4.4%

	As of December 31, 2001

Nara Bank	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Leverage ratio	$54,815	8.8%	$24,973	4.0%	$30,142	4.8%
Tier 1 risk-based capital ratio	$54,815	9.5%	$23,162	4.0%	$31,953	5.5%
Total risk-based capital ratio	$63,244	10.9%	$46,325	8.0%	$16,919	2.9%

     Liquidity Management

     Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base; marketability, maturity, and pledging of investments; and the demand for credit.

     The objective of our liquidity management is to have funds available to pay anticipated deposit withdrawals and any other maturing financial obligations promptly and fully in accordance with their terms. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.

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

     For deposits, our primary source of funds, we maintain a deposit policy under which we endeavor to match our interest-bearing liabilities to fund interest-earning assets as closely as possible. We also endeavor to cover all volatile funds with liquid assets, as a method to ensure adequate liquidity. Thus, we analyzes our deposits’ maturity and interest rates in order to monitor and control the cost of funds and review the stability of our supply of funds.

     At times when we have more funds than the amount we need for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. We derived $3.3 million in income from sales of

Federal Funds during the year ended December 31, 2001, and $3.5 million and $2.1 million in income from such sales during the year ended December 31, 2000 and 1999, respectively.

     On the other hand, when we have less funds than we need, we are allowed to borrow funds from both its correspondent banks and from the Federal Reserve Bank (FRB). The maximum borrowing amount from our correspondent banks is $13 million on an overnight basis. The maximum borrowing amount from the FRB discount window is 97% of the market value of the pledged security with the FRB, which was $1.0 million at December 31, 2001. We also have an available borrowing line with Federal Home Loan Bank of San Francisco of up to 25% of our total assets. At December 31, 2001 and 2000, we had $5.0 million of advances outstanding from Federal Home Loan Bank.

     We maintain a portion of our funds in interest-bearing cash deposits in other banks, funds loaned to other banks overnight (federal funds sold), and investment securities available-for-sale. At December 31, 2001, our liquidity level was 18.3% totaling $124.1 million, reflecting a $63.3 million decrease compared to a liquidity level of $187.4 million at 2000 year-end. The decrease was mainly due to $57.5 million decrease in federal funds sold from $99.7 million at 2000 year-end to $42.2 million at 2001 year-end. At December 31, 2001, our liquid assets included cash and cash equivalents, federal funds sold, interest-bearing deposits in other banks with maturities of one year or less, and available-for-sale investment securities not pledged. At December 31, 2001, cash and cash equivalents totaled $72.6 million. This represented a decrease of $60.1 million or 45.3%, from a total of $132.7 million at December 31, 2000.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on its loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. For 2001, our loan to deposit ratio averaged 82.6%, compared to an average ratio of 73.6% for 2000, and a ratio of 74.5% for 1999.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

     Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of a financial instrument. Our primary market risk is interest rate risk. Our success is largely dependent upon our ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on our net interest income and net portfolio value. The objective is to measure the effect on net interest income and to manage the assets and liabilities to minimize the interest rate risk while at the same time maximizing income. The management of interest risk is governed by policies reviewed and approved annually by the Board of Directors (“Board”). Our Board of Directors delegates responsibility for interest risk management to the Asset and Liability Management Committee (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

     The fundamental objective of the ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, investment activities and directs changes in the composition of the balance sheet. Our balance sheet is assets sensitive, which means that assets generally reprice more often than liabilities. Because an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecasts of interest rates and changes to the security portfolio are used to manage the interest rate risk.

     We monitor the interest rate “sensitivity” risk to earnings from potential changes in interest rates using various methods, including a maturity/repricing gap analysis. This analysis measures, at specific time intervals, the differences between interest-earning assets and interest-bearing liabilities for which repricing opportunities will occur. A positive difference, or gap, indicates that earning assets will reprice faster than interest-bearing liabilities. This will generally produce a greater net interest margin during periods of rising interest rates, and a lower net interest margin during periods of declining interest rates. Conversely, a negative gap will generally produce a lower net interest margin during periods of rising interest rates and a greater net interest margin during periods of decreasing interest rates.

     Table below provides our maturity/repricing gap analysis at December 31, 2001. We had a positive cumulative 180 day gap of $118,436 million at December 31, 2001. In theory, this would indicate that at December 31, 2001, $118,4336 million more in assets than liabilities would re-price if there were to be a change in interest rates over the next 180 days. If interest rates increase, the positive gap would tend to result in a higher net interest margin. If interest rates decrease, the positive gap would tend to result in a decrease in net interest margin.

Asset and Liability Maturity/Repricing Gap

(dollars in thousands)		Over 90	Over 180
	90 days	Days to	Days to	Over
December 31, 2001	Or less	180 days	365 days	365 days

Total Investments	$43,811	$99	$1,197	$68,250
Total Loans	408,578	7,318	4,533	89,072

Total rate sensitive assets	452,389	7,417	5,730	157,322
TCD Deposits	99,756	90,065	19,289	18,561
Money Market and Supernow	84,103	—	—	—
Savings	56,320	11,126	8,812	2,675
Other Borrowing	—	—	—	4,300
Borrowing from FHLB	—	—	—	5,000
Trust Preferred Securities	—	—	—	9,665

Total rate sensitive liabilities	240,179	101,191	28,101	40,201

Periodic GAP	212,210	(93,774)	(22,371)	117,121

Cumulative GAP	$212,210	$118,436	$96,065	$213,186

     The interest rates paid on deposit accounts do not always move in unison with the rates charged on loans. In addition, the magnitude of changes in the rates charged on loans is not always proportionate to the magnitude of changes in the rate paid for deposits. Consequently, changes in interest rates do not necessarily result in an increase or decrease in the net interest margin solely as a result of the differences between repricing opportunities of earning assets or interest-bearing liabilities. The fact that we reported a positive gap at December 31, 2001 does not necessarily indicate that, if interest rates increase, net interest income would increase, or if interest rates decrease, net interest income would decrease.

     We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The sensitivity of our net interest income is measured over a one year period. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on our balance sheet. The following reflects our net interest income sensitivity analysis as of December 31, 2001:

	Estimated Net
Simulated	Interest Income	Market Value
Rate Changes	Sensitivity	Volatility

+200 basis points	13.26%	(14.82)%
+100 basis points	6.61%	(7.02)%
-100 basis points	(6.89)%	6.25%
+200 basis points	(13.73)%	4.78%

     The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to Nara Bank’s net interest income. These estimates are based upon a number of assumptions including; the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cashflow. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP dated March 26, 2002, begin at page F-1 of this Report and contain the following:

Independent Auditors’ Report

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

Consolidated Statements of Income for the Three-Year Period Ended December 31, 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Three-Year Period Ended December 31, 2001

Consolidated Statements of Cash Flows for the Three-Year Period Ended December 31, 2001

Notes to Consolidated Financial Statements

     See “Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K” below for financial statements filed as a part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information from the section entitled “Election of Directors” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001. Reference is also made in connection with the list of Executive Officers, which is provided under Item 4(a), “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information from the sections entitled “Election of Directors — Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information from the section entitled “Beneficial Ownership of Principal Stockholders and Management” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information from the section entitled “Certain Transactions” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1 and 2. Financial Statements

The financial statements listed on the Index to Financial Statements included under Item 8. “Financial Statements and Supplemental Data” are filed as part of this Form 10-K. All schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and related notes.

     (b)  Reports on Form 8-K

On February 26, 2002, we filed a report on Form 8-K, reporting that on February 20, 2002, Nara Bank and its board of directors negotiated and signed a Stipulation and Consent to the Issuance of a Consent Order with the OCC.

(c)	List of Exhibits The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, and 10.3.

Number	Description

2.1	Plan of Reorganization and Merger Agreement among Nara Bancorp, Inc., Nara Bank, N.A. and Nara Interim Bank, N.A. (incorporated herein by reference to Exhibit 2.1 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

2.2	Agreement and Plan of Reorganization between Nara Bank, N.A., Korea First Bank of New York and Korea First Ltd., dated November 9, 1999 (incorporated herein by reference to Exhibit 2.2 filed with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 31, 2000)

3.1	Certificate of Incorporation of Nara Bancorp, Inc. (incorporated herein by reference to Appendix III included with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

3.2	Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Appendix IV included with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)

4.2	Subordinated Note Purchase Agreement (incorporated herein by reference to Exhibit 4.2 filed with Registrant’s Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001)

4.3	Warrant Agreement (incorporated herein by reference to Exhibit 4.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)

4.4	Warrant Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 19, 2001)

4.5	Amended and Restated Trust Agreement of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, the Nara Bancorp and the Administrative Trustees named therein*

4.6	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee*

4.7	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp*

4.8	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee*

Number	Description

4.9	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor.*

4.10	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee*

4.11	Guarantee Agreement dated March 26, 2002 be and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association*

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to Exhibit 99.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)

10.3	Nara Bank, N.A. Deferred Compensation Plan*

10.4	Lease for premises located at 118 Broad Avenue, Palisades Park, New Jersey (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2001)

10.5	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2001)

10.6	Lease for premises located at 138-02 Northern Blvd., Flushing, New York. (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2001)

10.7	Lease for premises located at 2250 Broadway, Oakland, California. (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2001)

10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California. (incorporated herein by reference to Exhibit 10.8 filed with the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2001)

10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A. (incorporated herein by reference to Exhibit 10.9 filed with Registrant’s Form 10-Q for the quarter ended March 31, 2001, filed with the Securities Exchange Commission on May 15, 2001)

10.10	Consent Order issued by the OCC (incorporated herein by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2002)

10.11	Tax Sharing Agreement*

10.12	Affiliate Agreement*

Number	Description

10.13	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim)

21.1	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

*	Filed herewith

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

Nara Bancorp, Inc
By:	/s/ Benjamin B. Hong	Benjamin B. Hong President & Chief Executive Officer

By	/s/ Bon T. Goo	Bon T. Goo Executive Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ Thomas Chung	March 29, 2002	Thomas Chung Director and Chairman of the Board

By:	/s/ Benjamin B. Hong	March 29, 2002	Benjamin B. Hong Director

By:	/s/ Ki Suh Park	March 29, 2002	Ki Suh Park Director

By:	/s/ Jesun Paik	March 29, 2002	Je Sun Paik Director

By:	/s/ Steve Kim	March 29, 2002	Steve Kim Director

Nara Bancorp, Inc.
and Subsidiaries

Consolidated Financial Statements as of
December 31, 2001 and 2000 and for
Each of the Three Years in the Period
Ended December 31, 2001 and
Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Nara Bancorp, Inc.
Los Angeles, California:

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

March 26, 2002

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS

Cash and cash equivalents:

Cash and due from banks	$30,364,996	$32,980,310

Federal funds sold	42,230,000	99,700,000

Total cash and cash equivalents	72,594,996	132,680,310

Interest-bearing deposits with other financial institutions	487,000	6,035,294

Securities available for sale, at fair value	65,131,608	54,914,606

Securities held to maturity, at amortized cost (fair value:

2001 - $4,274,010; 2000 - $14,996,455)	4,323,569	15,744,083

Interest-only strip, at fair value	224,322	410,337

Loans held for sale, at the lower of cost or market	3,657,842

Loans receivable, net of allowance for loan losses
(2001 - $6,709,575; 2000 - $6,979,857)	498,482,682	355,723,848

Premises and equipment, net	5,301,080	5,816,759

Federal Home Loan Bank stock	266,700	251,600

Federal Reserve Bank stock	918,300	918,300

Other real estate owned		262,949

Accrued interest receivable	3,242,772	3,437,114

Servicing asset	1,182,414	1,061,139

Deferred income taxes	5,994,002	7,250,639

Customers’ liabilities on acceptances	2,609,753	5,394,334

Cash surrender value	10,429,962	4,992,628

Goodwill and intangible assets, net	1,347,030	1,547,378

Other assets	3,244,143	6,121,574

TOTAL	$679,438,175	$602,562,892

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000

	2001	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Deposits:

Noninterest bearing	$199,082,971	$192,836,727

Interest bearing:

Savings deposits	78,932,997	49,830,769

Money market and other	84,102,987	82,043,130

Time deposits of $100,000 or more	158,224,821	125,711,805

Other time deposits	69,500,626	77,286,490

Total deposits	589,844,402	527,708,921

Borrowing from Federal Home Loan Bank	5,000,000	5,000,000

Subordinated notes	4,300,000	4,300,000

Accrued interest payable	3,205,721	3,754,811

Acceptances outstanding	2,609,753	5,394,334

Negative goodwill, net	4,192,334	5,516,231

Trust preferred securities	9,665,082

Other liabilities	5,193,475	6,376,424

Total liabilities	624,010,767	558,050,721

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:

Common stock, $0.001 par value; authorized, 10,000,000 shares;
issued and outstanding, 5,572,837 and 5,461,929 shares at
December 31, 2001 and 2000, respectively	5,573	5,462

Capital surplus	32,989,549	32,103,495

Retained earnings	22,075,612	12,114,836

Accumulated other comprehensive income — unrealized gain

on securities available for sale and interest-only strips,

net of taxes of $237,785 and $192,252 in 2001 and 2000, respectively	356,674	288,378

Total stockholders’ equity	55,427,408	44,512,171

TOTAL	$679,438,175	$602,562,892

See accompanying notes to consolidated financial statements.

(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE-YEAR PERIOD ENDED DECEMBER 31, 2001

	2001	2000	1999

INTEREST INCOME:

Interest and fees on loans	$40,450,319	$34,213,755	$21,344,104

Interest on investment securities	4,931,536	3,567,397	1,649,054

Interest on federal funds sold and interest-bearing deposits with other financial institutions	2,477,663	3,820,965	2,263,180

Total interest income	47,859,518	41,602,117	25,256,338

INTEREST EXPENSE:

Interest on deposits	15,469,382	13,689,099	7,808,879

Interest on subordinated notes and other borrowings	1,500,493	459,860	110,591

Total interest expense	16,969,875	14,148,959	7,919,470

NET INTEREST INCOME BEFORE PROVISION FOR
(RECAPTURE OF) LOAN LOSSES	30,889,643	27,453,158	17,336,868

PROVISION FOR (RECAPTURE OF) LOAN LOSSES	750,000	(1,100,000)	3,395,000

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF)

LOAN LOSSES	30,139,643	28,553,158	13,941,868

OTHER OPERATING INCOME:

Service charges on deposit accounts	5,902,862	5,579,998	3,308,936

Other charges and fees	5,558,487	5,714,743	3,687,817

Net gain on sales of SBA loans	1,550,124	683,156	909,202

Gain on sales of securities	916,947		118,823

Gain on sales of premises and equipment	36,070	418,371	(819)

Gain on sales of other real estate owned	35,555	18,658

Amortization of negative goodwill	1,323,895	1,103,246

Total other operating income	15,323,940	13,518,172	8,023,959

OTHER OPERATING EXPENSES:

Salaries and employee benefits	16,043,528	13,634,045	8,170,937

Occupancy	3,811,119	3,340,480	1,880,845

Furniture and equipment	1,289,841	1,053,267	761,907

Advertising and marketing	857,772	828,448	647,079

Communications	631,742	477,748	344,947

Data processing	1,514,733	1,378,987	1,508,844

Professional fees	1,201,979	1,189,592	780,438

Office supplies and forms	404,415	397,052	320,380

Other	2,608,481	2,530,374	1,921,450

Total other operating expenses	28,363,610	24,829,993	16,336,827

EARNINGS BEFORE INCOME TAX PROVISION	17,099,973	17,241,337	5,629,000

INCOME TAX PROVISION	6,316,444	6,784,274	1,657,199

NET EARNINGS	$10,783,529	$10,457,063	$3,971,801

EARNINGS PER SHARE:

Basic	$1.96	$2.09	$0.84

Diluted	$1.85	$1.98	$0.80

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2001

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Income

BALANCE, JANUARY 1, 1999	4,045,332	$4,045	$19,016,476	$3,783,875	$939

Stock options exercised	34,000	34	107,389

Stock dividend	324,421	325	3,102,696	(3,103,021)

Comprehensive income:

Net income				3,971,801		$3,971,801

Other comprehensive loss -

Change in unrealized loss on securities available for sale and interest-only strips, net of tax					(158,301)	(158,301)

Comprehensive income						$3,813,500

BALANCE, DECEMBER 31, 1999	4,403,753	4,404	22,226,561	4,652,655	(157,362)

Issuance of common stock	700,000	700	6,867,410

Stock options exercised	5,837	6	14,994

Stock dividend	352,339	352	2,994,530	(2,994,882)

Comprehensive income:

Net income				10,457,063		$10,457,063

Other comprehensive income -

Change in unrealized gain on securities available for sale and interest-only strips, net of tax					445,740	445,740

Comprehensive income						$10,902,803

BALANCE, DECEMBER 31, 2000	5,461,929	5,462	32,103,495	12,114,836	288,378

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2001

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Income

BALANCE, DECEMBER 31, 2000	5,461,929	$5,462	$32,103,495	$12,114,836	$288,378

Stock warrants exercised	57,925	58	637,367

Stock options exercised	52,317	52	237,033

Stock grant issued	666	1	11,654

Cash dividend				(822,753)

Comprehensive income:

Net income				10,783,529		$10,783,529

Other comprehensive income -

Change in unrealized gain on securities available for sale and interest-only strips, net of tax					68,296	68,296

Comprehensive income						$10,851,825

BALANCE, DECEMBER 31, 2001	5,572,837	$5,573	$32,989,549	$22,075,612	$356,674

	2001	2000	1999

DISCLOSURE OF RECLASSIFICATION AMOUNT FOR DECEMBER 31:

Unrealized gain (loss) on securities available for sale and interest-only strips:

Unrealized holding gains (losses) arising during year, net of tax expense (benefit)
of $412,309 in 2001, $265,486 in 2000 and $(58,005) in 1999	$618,464	$445,740	$(87,007)

Reclassification adjustment for gains included in net income, net of
tax expense of $366,779 in 2001 and $47,529 in 1999	(550,168)		(71,294)

Net change in unrealized gain (loss) of securities available for sale and interest-only strips, net of tax expense (benefit) of $45,533 in 2001, $297,160 in 2000 and
$(105,534) in 1999	$68,296	$445,740	$(158,301)

See accompanying notes to consolidated financial statements.

(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2001

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$10,783,529	$10,457,063	$3,971,801

Adjustments to reconcile net earnings to net cash
provided by operating activities:

Depreciation, amortization, and accretion	(425,881)	(183,865)	162,416

Write-down on securities available for sale	138,083

Provision for (recapture of) loan losses	750,000	(1,100,000)	3,395,000

Provision for other real estate owned		75,233	13,000

Proceeds from sales of SBA loans	30,764,933	14,902,798	18,185,262

Net gain on sales of SBA loans	(1,550,124)	(683,156)	(909,202)

Gain on sale of other real estate owned	(35,555)	(18,658)

(Gain) loss on premises and equipment	(36,070)	(418,371)	819

Originations of SBA loans held for sale	(25,691,759)	(14,126,452)	(14,379,951)

Deferred income tax provision (benefit)	1,211,105	(1,178,107)	282,768

Gain on sales of securities available for sale	(916,947)		(118,823)

Decrease (increase) in accrued interest receivable	194,342	(1,227,714)	(708,717)

Decrease (increase) in other assets	5,540,737	(2,994,322)	(1,971,322)

(Decrease) increase in accrued interest payable	(549,090)	1,672,048	275,942

(Decrease) increase in other liabilities	(3,924,577)	2,936,496	697,778

Net cash provided by operating activities	16,252,726	8,112,993	8,896,771

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans receivable	(150,689,726)	(88,366,358)	(76,894,301)

Net increase in cash surrender value	(5,437,334)	(142,099)	(132,788)

Purchases of premises and equipment	(2,254,989)	(1,173,076)	(583,022)

Proceeds from disposition of premises and equipment	1,757,812	13,725,264

Proceeds from matured or called securities available for sale	25,232,515	1,711,229	1,502,342

Proceeds from sale of securities available for sale	17,431,065		4,763,950

Proceeds from matured or called securities held to maturity	11,420,514	2,000,000	500,000

Purchases of securities available for sale	(51,792,219)	(29,774,204)	(15,037,751)

Purchases of securities held to maturity			(7,486,797)

Decrease (increase) in interest-only strip	306,524	79,433	(4,655)

Proceeds from maturities (purchase) of interest-bearing
deposits with other financial institutions	5,549,000	(2,761,260)	(2,748,444)

Proceeds from sales of other real estate owned	298,505	223,670	13,529

Purchases of Federal Reserve Bank stock		(251,350)	(96,300)

Purchase of Federal Home Loan Bank stock	(15,100)	(251,600)

Consideration paid for business combination		(8,699,445)

Cash and cash equivalents acquired from business
combination		23,634,963

Net cash used in investing activities	(148,193,433)	(90,044,833)	(96,204,237)

(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2001

	2001	2000	1999

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits	$62,135,481	$140,039,712	$70,559,798

Proceeds from issuance of common stock		6,868,110

Proceeds from issuance of subordinated notes			4,300,000

Proceeds from exercise of stock options	237,085	15,000	107,423

Proceeds from Federal Home Loan Bank borrowing		5,000,000

Proceeds from issuance of stock grant	11,655

Proceeds for exercise of warrants	637,425

Payments of cash dividend	(822,753)

Proceeds from issuance of trust preferred securities, net	9,656,500

Net cash provided by financing activities	71,855,393	151,922,822	74,967,221

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(60,085,314)	69,990,982	(12,340,245)

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	132,680,310	62,689,328	75,029,573

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,594,996	$132,680,310	$62,689,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$17,518,965	$16,312,285	$7,643,528

Income taxes paid	$7,960,752	$6,649,512	$1,580,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:

Transfer of loan receivable to loan held for sale	$8,731,016

Transfer of loans to other real estate owned		$447,944	$57,310

Transfer of securities from held to maturity to available for sale			$4,645,127

Transfer of retained earnings to common stock for stock dividend		$2,994,882	$3,103,021

The Bank purchased certain assets and assumed certain liabilities of Korea First Bank of New York (“KFB”) In conjunction of the acquisition, net assets were purchased as follows:

Fair value of assets acquired		$84,253,449

Fair value of liabilities assumed		$68,934,527

Cash paid for the acquisition		$8,699,445

Negative goodwill		$6,619,477

See accompanying notes to consolidated financial statements.

(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (the “Bancorp”) and its wholly owned subsidiaries, Nara Bank, N.A. (“Bank”) and Nara Bancorp Capital Trust I (“Capital Trust”). All significant intercompany transactions and balances have been eliminated in consolidation.

The Bancorp was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on December 5, 2000. Effective February 2, 2001, upon consummation of the reorganization of the Bank into a holding company structure, each of the Bank’s common shares at par value of $3 was exchanged for one share of the Bancorp’s common stock at par value of $0.001. The reorganization was accounted for in a manner similar to a pooling of interests.

The Bank, a national association organized under the laws of the United States, maintains fourteen branch operations and four loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, Atlanta, and surrounding areas. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate and trade activities, and its investment portfolio.

On March 28, 2001, the Bancorp, through the newly formed Capital Trust, a Delaware statutory business trust, completed a private placement of $10 million of trust preferred securities, issued as part of a pooled offering with several other financial institutions.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks and federal funds sold, all of which have maturities less than 90 days. The Company may be required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act. Such reserve was approximately $14,467,000 at December 31, 2000. There was no such reserve at December 31, 2001.

Interest-Bearing Deposits in Other Financial Institutions - Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Investment Securities - Investment securities are classified into one of three categories and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)	Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

(iii)	Securities not classified as held-to-maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on investment securities are included in interest income using the interest method, and unrealized and realized gains or losses related to the holding or selling of securities are calculated using the specific identification method. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. During 2001, the Company recorded a write-down of $138,083 on a security from the available for sale portfolio due to such other-than-temporary decline.

Loans - Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the gains on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the gain is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing costs over the estimated life of the loan, discounted at the rate of the related note plus 1 percent. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company has capitalized $356,942, $327,459 and $459,209 of servicing assets during 2001, 2000 and 1999, respectively, and amortized $235,667, $159,197 and $35,438 during the years ended December 31, 2001, 2000 and 1999, respectively. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. At December 31, 2001, the fair value of servicing asset was determined using a discount rate of the related note rate plus 1.5 percent (a weighted-average rate of 10.9 percent) and a prepayment speed of 16 percent. At December 31, 2000, the fair value of servicing asset was determined using a discount rate of the related note rate plus 1 percent (a weighted-average rate of 11.1 percent) and a range of prepayment speeds of 10 to 16 percent. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment.

An interest-only strip is recorded based on the present value of the excess of the total servicing fee over the contractually specified servicing fee for the estimated life of the loan, calculated using the same assumptions as noted above. Such interest-only strip is accounted for at the estimated fair value, with unrealized gain or loss, net of tax, recorded as an adjustment in accumulated other comprehensive income (loss) in stockholders’ equity.

The Company offers direct financing leases to customers whereby the assets leased are acquired without additional financing from other sources. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees, and related direct costs associated with the origination or purchase of leases.

Allowance for Loan Losses - Loan losses are charged and recoveries are credited to the allowance account. Additions to the allowance account are charged to provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb potential losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values, and other pertinent factors.

The Company considers a loan as impaired when it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

For commercial, real estate, and certain consumer loans, the Company bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. The Company evaluates installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Upon disposition of an impaired loan, any related allowance is charged off to the allowance for loan losses.

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on buildings, furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which is 40 years for buildings and range from 3 to 5 years for furniture, fixtures, and equipment.

Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. An accelerated method of depreciation is followed, as appropriate, for federal income tax purposes.

Trust Preferred Securities - During 2001, the Company established Nara Bancorp Capital Trust I as a wholly owned subsidiary. In a private placement transaction, the Capital Trust issued $10 million of 10.18 percent capital securities representing undivided preferred beneficial interests in the assets of Capital Trust. The Company is the owner of all the beneficial interests represented by the common securities of Capital Trust. The purpose of issuing the capital securities was to provide the Company with means of obtaining additional Tier 1 capital for regulatory purposes.

Other Real Estate Owned - Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Goodwill and Intangible Assets - Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is currently being amortized on a straight-line basis over a period of up to 15 years. Core deposit premiums arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, currently seven years.

Income Taxes - Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax planning strategies in making this assessment.

Earnings per Share (“EPS”) - Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. EPS data for 1999 was retroactively restated, reflecting the 2000 stock dividend.

Stock-Based Compensation - Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Pro forma disclosure of net income and earnings per share is provided as if the fair value-based method had been applied (see Note 10).

Impairment of Long-Lived Assets - The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated sales value.

Use of Estimates in the Preparation of Consolidated Financial Statements - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant balance sheet items that could be materially affected by such estimates include loans that are presented net of the allowance for loan losses and the valuation for other real estate owned.

Recent Accounting Pronouncements - Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on its financial position, results of operations, or cash flows of the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. Additionally, SFAS No. 142 will require recognized intangible assets be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as replaced by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite. The Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

During the first quarter of fiscal year 2002, the Company will evaluate its existing intangible assets and goodwill and make any necessary reclassifications in order to conform to the new requirements in accordance with SFAS No. 141. Upon the adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments by March 31, 2002. Although the Company has commenced its evaluation, no final conclusion has been reached.

Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. The transitional assessment, which is required to be completed by June 30, 2002, will consist of (1) identifying its reporting units, (2) determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determining the fair value of each reporting unit. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined to calculate the amount of goodwill impairment, if any. Such impairment evaluation is to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in the Company’s consolidated statement of income. The Company is evaluating the impact of the adoption of these standards and has not yet fully determined the effect of adoption on its financial position, results of operations, or cash flows.

The Company also carries negative goodwill, the amount that the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired company, of $4,192,334 at December 31, 2001. In accordance with SFAS No. 142, such amount will be recognized to the Company’s consolidated statement of income as the cumulative effect of a change in accounting principle on January 1, 2002.

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications - Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

2.	INVESTMENT SECURITIES

The following is a summary of investment securities at December 31:

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Available for Sale

Agency	$17,639,484	$369,827		$18,009,311

Collateralized mortgage obligations	8,755,951	220,564		8,976,515

Municipal bonds	4,368,861		$64,428	4,304,433

U.S. corporate bonds	32,358,679	490,540	562,320	32,286,899

Korean corporate bonds	1,450,938	103,512		1,554,450

	$64,573,913	$1,184,443	$626,748	$65,131,608

Held to Maturity

U.S. government	$1,598,094		$77,594	$1,520,500

U.S. corporate bonds	2,725,475	$108,624	80,589	2,753,510

	$4,323,569	$108,624	$158,183	$4,274,010

	2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Available for Sale

U.S. government	$28,328,202	$63,751	$100,444	$28,291,509

U.S. corporate bonds	24,296,510	569,898		24,866,408

Korean corporate bonds	1,725,519	31,170		1,756,689

	$54,350,231	$664,819	$100,444	$54,914,606

Held to Maturity

U.S. government	$13,068,177	$5,965	$487,317	$12,586,825

U.S. corporate bonds	2,675,906		266,276	2,409,630

	$15,744,083	$5,965	$753,593	$14,996,455

For the year ended December 31, 2001, proceeds from sales of securities available for sale amounted to $17,431,065. Gross realized gains from the sales of securities available for sale amounted to $916,947. There was no gross realized loss from sales during 2001. There were no sales of securities available for sale during 2000.

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, in 1999. As permitted with the initial adoption of SFAS No. 133, the Bank reclassified Korean corporate bonds with a book value of $6,331,594 and an estimated fair value of $6,523,207 from the held to maturity to the available for sale portfolio. During 1999, the Bank sold four of these securities with a book value of $4,645,127 for $4,763,950. At the time of sale, unrealized gains of $118,823 in accumulated other comprehensive income were reclassified into earnings.

The amortized cost and estimated fair value of investment securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Held to maturity:

Due after five years through ten years	$2,002,336	$2,110,960

Due after ten years	2,321,233	2,163,050

	$4,323,569	$4,274,010

Available for sale:

Due within one year	$2,483,913	$2,511,252

Due after one year through five years	24,570,049	25,011,001

Due after five years through ten years	12,673,767	12,939,064

Due after ten years	24,846,184	24,670,291

	$64,573,913	$65,131,608

Securities with amortized cost of approximately $2,500,000 and $4,222,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

At December 31, 2001 and 2000, securities with amortized cost of approximately $6,092,000 and $5,854,000, respectively, were pledged as collateral for borrowing from Federal Home Loan Bank of $5,000,000. This borrowing accrues interest at 6.7 percent and has a term of seven years, maturing in October 2007.

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2001	2000

Commercial loans	$208,735,672	$136,059,078

Real estate loans	248,775,135	177,849,052

Consumer loans	46,596,186	45,488,385

Lease financing	1,735,694	3,484,004

	505,842,687	362,880,519

Unamortized deferred loan fees, net of costs	(650,430)	(176,814)

Allowance for loan losses	(6,709,575)	(6,979,857)

Loans receivable, net	$498,482,682	$355,723,848

At December 31, 2001 and 2000, the Bank had $71,521,789 and $58,016,154, respectively, of loans sold to unaffiliated parties for which it performs servicing.

Management believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth, and composition of the loan portfolio; the value of collateral; and current economic conditions. The Bank’s lending is concentrated in consumer, commercial, and real estate loans in Los Angeles, San Jose, New York City, Seattle, and surrounding areas. Although management believes the level of the allowance is adequate to absorb losses inherent in the loan portfolio, declines in the local economy, as well as other unforeseen events, may result in increasing losses that cannot reasonably be predicted at this date.

Activity in the allowance for loan losses is as follows:

	2001	2000	1999

Balance, beginning of year	$6,979,857	$3,451,884	$2,834,127

Provision for (recapture of) loan losses	750,000	(1,100,000)	3,395,000

Allowance acquired in business acquisition		7,877,565

Loans charged off	(3,779,112)	(6,576,691)	(2,938,939)

Recoveries of charge-offs	2,294,830	4,036,099	226,696

Provision for losses on commitments to

extend credit and letters of credit	464,000	(709,000)	(65,000)

Balance, end of year	$6,709,575	$6,979,857	$3,451,884

The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with the commitments to extend credit and letters of credits. However, the allowances necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit and letters of credit was $437,000 and $901,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the Bank had classified $2,682,698 and $2,197,903, respectively, of its commercial and real estate loans as impaired, with specific reserves of $1,410,791 and $1,916,609, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was $1,712,722, $3,026,063 and $3,109,366, respectively. It is generally the Bank’s policy to place loans on nonaccrual status when they are 90 days past due. At December 31, 2001, loans on nonaccrual status totaled $1,720,432, compared to $2,038,345 at December 31, 2000. Interest income of $78,577, $143,993 and $170,260 was recognized on impaired loans during the years ended December 31, 2001, 2000 and 1999, respectively.

The following is an analysis of loans to directors of the Bank and their affiliates for 2001 and 2000. All such loans were made under terms that are consistent with the Bank’s normal lending policies:

	2001	2000

Outstanding balance, beginning of year	$894,000	$1,906,000

Credit granted	1,643,000	75,000

Repayments	(939,000)	(1,087,000)

Outstanding balance, end of year	$1,598,000	$894,000

Income from these loans totaled approximately $93,000, $97,000 and $86,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

4.	PREMISES AND EQUIPMENT

Premises and equipment at December 31 consisted of the following:

	2001	2000

Land		$538,983

Building		1,217,256

Equipment, furniture, and fixtures	$5,204,221	4,305,915

Leasehold improvements	4,311,788	3,270,912

	9,516,009	9,333,066

Accumulated depreciation and amortization	(4,214,929)	(3,516,307)

Total	$5,301,080	$5,816,759

5.	OTHER REAL ESTATE OWNED

The following is a summary of the changes in the allowance for losses on other real estate owned at December 31:

	2001	2000	1999

Balance, beginning of year	$37,293	$13,000	$9,778

Provision for losses		75,233	13,000

Charge-offs	(37,293)	(50,940)	(9,778)

Balance, end of year	$—	$37,293	$13,000

(Income) expense activities related to other real estate owned include the following at December 31:

	2001	2000	1999

Net gain on sales of other real estate owned	$(35,555)	$(18,658)

Provision for losses		75,233	$13,000

Operating expenses, net of rental income	(2,893)	15,515	12,501

Balance, end of year	$(38,448)	$72,090	$25,501

6.	DEPOSITS

The scheduled maturities of time deposits at December 31 are as follows:

	2001	2000

2002	$221,255,163	$200,375,672

2003	3,345,087	2,054,701

2004	235,197	459,922

2005		108,000

2006	2,090,000

Thereafter	800,000

Total	$227,725,447	$202,998,295

Interest expense for certificates of deposit of $100,000 or more amounted to $7,051,608, $6,398,715 and $3,081,634 in 2001, 2000 and 1999, respectively.

7.	SUBORDINATED NOTES

At December 31, 2001 and 2000, the Company had subordinated capital notes outstanding of $4,300,000 with a stated interest rate of nine percent, maturing on September 30, 2004. Interest on the notes is payable quarterly, and no scheduled payments of principal are due prior to maturity. The Company may redeem the notes prior to their maturity on or after September 30, 2002.

The notes qualify as Tier 2 risk-based capital under the Office of the Comptroller of the Currency guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2001, $1,720,000 of the notes qualified as risk-based capital.

8.	TRUST PREFERRED SECURITIES

On March 28, 2001, Capital Trust issued $10 million of junior subordinated deferrable interest debentures. The Company incurred $343,500 in issuance costs, which are being amortized over the term of these securities. These securities have a scheduled maturity date of June 8, 2031 and an interest rate of 10.18 percent per annum.

Interest payments on these securities are deductible for tax purposes. These securities, which are not registered with the Securities and Exchange Commission, are recorded in the liability section of the consolidated statement of financial condition in accordance with accounting principles generally accepted in the United States of America. For regulatory purposes, these securities qualify for Tier 1 capital treatment.

9.	INCOME TAXES

A summary of income tax provision (benefit) for 2001, 2000 and 1999 follows:

	Current	Deferred	Total

2001:

Federal	$5,130,152	$(766,908)	$4,363,244

State	(24,813)	1,978,013	1,953,200

	$5,105,339	$1,211,105	$6,316,444

2000:

Federal	$6,224,067	$(1,024,972)	$5,199,095

State	1,738,314	(153,135)	1,585,179

	$7,962,381	$(1,178,107)	$6,784,274

1999:

Federal	$1,352,562	$267,151	$1,619,713

State	21,869	15,617	37,486

	$1,374,431	$282,768	$1,657,199

As of December 31, the federal and state deferred tax assets (liabilities) are as follows:

	Federal	State	Total

2001

Statutory bad debt deduction less than financial statement provision	$1,507,607	$80,689	$1,588,296

Net operating loss carryforward	2,746,961	67,371	2,814,332

Tax depreciation less than financial statement depreciation	806,290	246,640	1,052,930

Federal Home Loan Bank stock dividends	(6,256)	(2,502)	(8,758)

Accrued compensation	195,542	78,202	273,744

Nonaccrual interest	(9,484)	(3,797)	(13,281)

Deferred compensation	106,292	42,509	148,801

Loan charge-offs	151,821	60,717	212,538

Mark to market on loans held for sale	79,605	31,836	111,441

Unrealized gain on securities available for sale and interest-only strip	(196,448)	(41,337)	(237,785)

State taxes deferred and other	51,744		51,744

	$5,433,674	$560,328	$5,994,002

	Federal	State	Total

2000

Statutory bad debt deduction more than financial statement provision	$(1,155,149)	$(3,029)	$(1,158,178)

Net operating loss carryforward	2,949,855	1,493,638	4,443,493

Tax depreciation less than financial statement depreciation	(59,686)	(19,794)	(79,480)

Loan loss — KFB	2,757,147	893,133	3,650,280

Litigation reserve — KFB	31,500	10,204	41,704

Nonaccrual interest	60,211	19,504	79,715

Deferred compensation	140,652	45,562	186,214

Loan charge-offs	151,821	49,180	201,001

Mark to market on loans held for sale		145	145

Unrealized gain on securities available for sale and interest-only strip	(168,221)	(24,031)	(192,252)

State taxes deferred and other	(13,138)	91,135	77,997

	$4,694,992	$2,555,647	$7,250,639

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate as of December 31 is shown in the following table:

	2001	2000	1999

Statutory tax rate	35%	35%	35%

State taxes, net of federal tax benefits	7	6	1

Reversal of tax accrual			(6)

Negative goodwill	(3)	(2)

Other	(2)		(1)

	37%	39%	29%

At December 31, 2001, the Company had federal and California net operating loss carryforwards relating to the Bank’s ownership change that occurred on July 15, 1994 of approximately $664,000 and $622,000, respectively, which will expire through 2009. Also, at December 31, 2001, the Company had federal and New York net operating loss carryforwards relating to the purchase of KFB that occurred on February 25, 2000, both approximating $7,185,000, which will expire through 2019. Due to the ownership change in 1994 and 2000, the annual limitation that can be utilized to offset future taxable income approximates $83,000 and $497,000, respectively.

10.	STOCKHOLDERS’ EQUITY

In August 2000, the Company raised additional capital of $6.9 million through the issuance of 175,000 units, with each unit consisting of four shares of common stock plus a fully vested, immediately exercisable warrant to purchase an additional share of common stock. No value was allocated to the warrants at issuance as the proceeds were allocated entirely to common stocks based on the market price at date of issuance. The warrant is a three-year warrant to purchase a share of common stock at a price of $11, if exercised within one year, $12 if exercised after one and within two years, and $13 if exercised after two and within three years, from the date of grant. The exercise price was above the fair market value of the common stock at the date of grant.

The Company adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are exercisable in installments, which need not be equal, as shall be determined at the time of grant. Option prices may not be less than the fair market value at the date of grant. The Company authorized a total of 700,000 shares under the plan as of December 31, 2001. After 10 years from grant, all unexercised options will expire.

Activity in the stock option plans for the years ended December 31 is as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
	of Shares	per Share	of Shares	per Share	of Shares	per Share

Options outstanding, beginning of year	423,139	$4.67	397,200	$5.02	370,000	$4.87

Prorate effect on options, due to stock dividend			31,776	4.64	31,200	4.91

Options granted	110,000	18.49			30,000	9.26

Options exercised	(52,317)	4.53	(5,837)	2.57	(34,000)	3.17

Options outstanding, end of year	480,822	7.85	423,139	4.67	397,200	5.02

Options exercisable at year-end	334,118	4.41	370,435	4.34	345,360	4.59

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$2.57 - $5.14	347,150	4.8 years	$4.43	332,958	$4.40

$8.57	23,672	7.1 years	8.57	1,160	8.57

$16.20	20,000	9.7 years	16.20

$19.00	90,000	9.6 years	19.00

	480,822	6.0 years	7.85	334,118	4.41

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

Net income:

As reported	$10,783,529	$10,457,063	$3,971,801

Pro forma	10,725,188	10,398,722	3,951,221

Earnings per share:

As reported:

Basic	$1.96	$2.09	$0.84

Diluted	1.85	1.98	0.80

Pro forma:

Basic	$1.95	$2.08	$0.83

Diluted	1.84	1.97	0.80

The weighted-average fair value of options granted during 2001 and 1999 was $7.15 and $3.44, respectively. No options were granted in 2000. The fair value of options granted under the Bank’s stock option plans during 2001 and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.5 percent dividends yield (2001) and no dividends yield (1999), expected volatility of 35.5 percent (2001) and 28.0 percent (1999), risk-free interest rate of 5.5 percent (2001) and 6.4 percent (1999), and expected lives of five years.

11.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan - In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2001 and 2000 amounted to $1,031,335 and $638,557, respectively, which are included in other liabilities. The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan, to assist in the funding of the deferred compensation liabilities. The Company is the owner and beneficiary of the insurance policies. At December 31, 2001 and 2000, the cash surrender value of these policies was $10,429,962 and $4,992,628, respectively.

401(k) Savings Plan - In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 50 percent of the participant contribution up to 8 percent of compensation during the plan year. Vesting in employer contributions is 20 percent after two years of service and 20 percent per year thereafter. Total employer contributions to the plan amounted to approximately $206,332, $154,000 and $105,000 for 2001, 2000 and 1999, respectively.

Employees Stock Ownership Plan (“ESOP”) - In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents total compensation. The ESOP purchased 14,238, 4,761 and 5,000 shares of common stock at $15.75 to $19.75, $11.63 to $18.50 and $10.00 per share from outstanding stockholders during 2001, 2000 and 1999, respectively. The Company’s contribution to the ESOP was approximately $279,000, $68,000 and $52,000 for 2001, 2000 and 1999, respectively.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases, and at December 31, 2001, the future minimum rental commitments under these leases and other operating leases are as follows:

2002	$2,639,789

2003	2,553,851

2004	2,576,705

2005	2,599,271

2006	2,295,351

Thereafter	10,568,387

$23,233,354

Rental expense recorded under such leases in 2001, 2000 and 1999 amounted to approximately $2,399,000, $1,434,000 and $1,057,000, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Company.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties.

Commitments at December 31, 2001 are summarized as follows:

Commitments to extend credit	$146,201,263

Standby letters of credit	4,785,132

Other letters of credit	21,633,562

13.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2001

	Carrying	Estimated
	Amount	Fair Value

Assets:

Cash and cash equivalents	$72,594,996	$72,594,996

Interest-bearing deposits in other financial institutions	487,000	487,000

Securities available for sale	65,131,608	65,131,608

Securities held to maturity	4,323,569	4,274,010

Interest-only strips	224,322	224,322

Loans held for sale	3,657,842	3,890,819

Loans receivable, net	498,482,682	498,537,507

Federal Reserve Bank stock	918,300	918,300

Federal Home Loan Bank stock	266,700	266,700

Accrued interest receivable	3,242,772	3,242,772

Customers’ liabilities on acceptances	2,609,753	2,609,753

Liabilities:

Noninterest-bearing deposits	$199,082,971	$199,082,971

Interest-bearing deposits	390,761,431	391,712,502

Borrowing from Federal Home Loan Bank	5,000,000	4,984,141

Subordinated notes	4,300,000	4,292,811

Accrued interest payable	3,205,721	3,205,721

Trust preferred securities	9,665,082	9,381,845

Bank’s liabilities on acceptances	2,609,753	2,609,753

	December 31, 2000

	Carrying	Estimated
	Amount	Fair Value

Assets:

Cash and cash equivalents	$132,680,310	$132,680,310

Interest-bearing deposits in other financial institutions	6,035,294	6,035,294

Securities available for sale	54,914,606	54,914,606

Securities held to maturity	15,744,083	14,996,455

Interest-only strips	410,337	410,337

Loans receivable, net	355,723,848	353,731,520

Federal Reserve Bank stock	918,300	918,300

Federal Home Loan Bank stock	251,600	251,600

Accrued interest receivable	3,437,114	3,437,114

Customers’ liabilities on acceptances	5,394,334	5,394,334

Liabilities:

Noninterest-bearing deposits	$192,836,727	$192,836,727

Interest-bearing deposits	334,872,194	335,512,279

Borrowing from Federal Home Loan Bank	5,000,000	5,000,000

Subordinated notes	4,300,000	4,423,140

Accrued interest payable	3,754,811	3,754,811

Bank’s liabilities on acceptances	5,394,334	5,394,334

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and Cash Equivalents - The carrying amounts approximate fair values due to the short-term nature of these instruments.

Interest-Bearing Deposits in Other Financial Institutions - The carrying amounts approximate fair value due to the short-term nature of these investments.

Investment Securities - The fair values of investment securities are generally obtained from market bids from similar or identical securities, or are obtained from independent securities brokers or dealers.

Interest-Only Strips - The fair value of interest-only strips is calculated based on the present value of the excess of total servicing fees over the contractually specified servicing fee for the estimated life of loans that were sold, discounted at market rate.

Loans held for sale - Fair values are based on quoted market prices or dealer quotes.

Loans receivable - To estimate the fair value of loans receivable, the portfolio was divided between loans with fixed and variable interest terms.

The fair value of loans was estimated by taking into account both credit and interest risks. Credit risk was adjusted to the loans based on the Company’s migration analysis. Interest risk was adjusted to only fixed loans, while the loans with variable interest rates were assumed to have no interest risk.

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

Federal Reserve Bank Stock - The carrying amount approximates fair value, as the stocks may be sold back to the Federal Reserve Bank at carrying value.

Federal Home Loan Bank Stock - The carrying amount approximates fair value, as the stocks may be sold back to the Federal Home Loan Bank at carrying value.

Accrued Interest Receivable and Payable - The carrying amounts approximate fair value due to the short-term maturities of these instruments.

Customers’ Liabilities on Acceptances and Bank’s Liabilities on Acceptances - The carrying amount approximates fair value due to the short-term maturities of these instruments.

Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. Thus, the carrying amount of such deposit liabilities is a reasonable estimate of fair value. For fixed-maturity certificates of deposit, the fair value is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Borrowing from Federal Home Loan Bank - The fair values of Federal Home Loan Bank borrowings are estimated based on the discounted value of contractual cash flows, using rates currently offered by the Federal Home Loan Bank of San Francisco for fixed-rate credit advances with similar remaining maturities.

Subordinated Notes - The fair values of subordinated notes are based on rates currently available to the Company for debt with similar terms and remaining maturities.

Trust Preferred Securities - The fair values of trust preferred securities are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond plus the current market spread at December 31, 2001.

Loan Commitments and Standby Letters of Credit - The fair value of loan commitments and standby letters of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2001 and 2000, the fair value for loan commitments and standby letters of credit is immaterial.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.	REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2001 and 2000, the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2001 and 2000, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. There are no prompt corrective action thresholds to the bank holding company.

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:

Total capital (to risk-weighted assets):

Company	$71,818,361	12.4%	$46,462,088	8.0%	N/A	N/A

Bank	$63,244,482	10.9%	$46,324,984	8.0%	$57,906,230	10.0%

Tier I capital (to risk-weighted assets):

Company	$63,388,786	11.0%	$23,231,044	4.0%	N/A	N/A

Bank	$54,814,907	9.5%	$23,162,492	4.0%	$34,743,738	6.0%

Tier I capital (to average assets):

Company	$63,388,786	9.7%	$26,297,804	4.0%	N/A	N/A

Bank	$54,814,907	8.8%	$24,973,066	4.0%	$31,216,332	5.0%

As of December 31, 2000:

Total capital (to risk-weighted assets) - Bank	$50,605,875	11.9%	$34,034,034	8.0%	$42,542,543	10.0%

Tier I capital (to risk-weighted assets) - Bank	$42,676,414	10.0%	$17,017,017	4.0%	$25,525,526	6.0%

Tier I capital (to average assets) - Bank	$42,676,414	7.7%	$22,280,968	4.0%	$27,851,209	5.0%

The Company may not pay dividends or make any other capital distribution if, after making the distribution, the Company would be undercapitalized. Based on the current financial status of the Company, the Company believes that such limitations and restrictions will not impair the Company’s ability to continue to pay dividends.

Under federal banking law, dividends declared by the Company in any calendar year may not, without the approval of the OCC, exceed its net income for that year combined with its retained income from the preceding two years. However, the OCC has previously issued a bulletin to all national banks outlining guidelines limiting the circumstances under which national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or if the payment could be viewed by the OCC as unsafe or unusual.

As a result of a recent regulatory examination by the OCC, the Bank has stipulated and consented, without any admission of wrongdoing, to the issuance of a Consent Order (the “Order”) by the OCC. The Order addresses the OCC’s findings of weakness noted during its examination of the Bank as they relate to compliance with the Bank Secrecy Act (“BSA”). Such Order is effective on February 20, 2002. The violations of BSA rules and regulations and other BSA weaknesses asserted by the OCC (including the failure to make required reports) were determined by the OCC to be the result of deficiencies in the Bank’s BSA program. The Order requires, among other matters, the Bank to enhance its management information systems for monitoring and making reports of suspicious activity required by applicable rules and regulations, develop and implement written policies to ensure compliance with BSA as well as an audit program to test compliance with BSA, provide appropriate training to Bank personnel, and ensure diligent management and Board of Director oversight of the Bank’s BSA Compliance Program and activities. The Bank is in the process of taking such actions as are required by the Order.

If the Bank fails to comply with the terms of the Order, the OCC could assess civil money penalties upon the Bank, place restrictions on the source of its deposits, or in certain circumstances, appoint a conservator or receiver to oversee its operations. In addition, if the Bank violates the Order, the Federal Deposit Insurance Corporation may initiate a termination of insurance proceeding against the Bank. If any of these penalties or actions were to occur, the business and operations of the Bank can be materially and adversely affected.

15.	EARNINGS PER SHARE

Earnings per share as of December 31 are as follows:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2001

Basic EPS -

Income available to common stockholders	$10,783,529	5,513,913	$1.96

Effect of dilutive securities:

Options		266,964	(0.09)

Warrants		45,559	(0.02)

Diluted EPS -

Income available to common stockholders	$10,783,529	5,826,436	$1.85

2000

Basic EPS -

Income available to common stockholders	$10,457,063	5,007,470	$2.09

Effect of dilutive securities:

Options		258,919	(0.10)

Warrants		5,486	(0.01)

Diluted EPS -

Income available to common stockholders	$10,457,063	5,271,875	$1.98

1999

Basic EPS -

Income available to common stockholders	$3,971,801	4,743,224	$0.84

Effect of dilutive securities -

Options		207,969	(0.04)

Diluted EPS -

Income available to common stockholders	$3,971,801	4,951,193	$0.80

16.	ACQUISITION

On February 25, 2000, KFB, a New York chartered bank, was acquired by the Company in a transaction accounted for using the purchase method of accounting. The Company purchased certain assets and assumed certain liabilities of KFB. The fair value of assets acquired and liabilities assumed was $84,253,449 and $68,934,527, respectively, and the Company paid cash of $8,699,445. The Bank’s financial information includes KFB from the date of acquisition.

17.	QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2001

Net interest income	$7,971	$7,555	$7,687	$7,677

Provision for credit losses			300,000	450,000

Net earnings	2,775	3,328	2,546	2,135

Basic earnings per common share	0.51	0.61	0.46	0.38

Diluted earnings per share	0.48	0.57	0.43	0.37

2000

Net interest income	$5,487	$6,586	$7,369	$8,011

Provision for (recapture of) credit losses

Net earnings	2,339	2,999	2,793	2,326

Basic earnings per common share	0.47	0.60	0.59	0.43

Diluted earnings per share	0.44	0.57	0.56	0.41

18.	BUSINESS SEGMENT INFORMATION

The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services (“SBA”). The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations - The Company provides lending products, including commercial installment and real estate loans, to its customers.

Trade Finance Services - The TFS department allows the Company’s import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.

Small Business Administration Lending Services - The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment

	Banking
	Operations	TFS	SBA	Company

	(Dollars in Thousands)
2001

Net interest income	$24,337	$2,120	$4,433	$30,890

Less provision for loan losses	565	115	70	750

Other operating income	11,595	1,637	2,092	15,324

Net revenue	35,367	3,642	6,455	45,464

Other operating expenses	25,077	1,568	1,719	28,364

Earnings before taxes	$10,290	$2,074	$4,736	$17,100

Total assets	$551,051	$39,822	$88,565	$679,438

	Business Segment

	Banking
	Operations	TFS	SBA	Company

		(Dollars in Thousands)
2000

Net interest income	$22,459	$2,049	$2,945	$27,453

Less (recapture of) provision for loan losses	(1,400)	300		(1,100)

Other operating income	10,375	1,915	1,228	13,518

Net revenue	34,234	3,664	4,173	42,071

Other operating expenses	20,526	2,479	1,825	24,830

Earnings before taxes	$13,708	$1,185	$2,348	$17,241

Total assets	$487,850	$36,003	$78,710	$602,563

	Business Segment

	Banking
	Operations	TFS	SBA	Company

		(Dollars in Thousands)
1999

Net interest income	$13,408	$2,110	$1,819	$17,337

Less provision for loan losses	1,975	1,040	380	3,395

Other operating income	5,135	1,401	1,488	8,024

Net revenue	16,568	2,471	2,927	21,966

Other operating expenses	13,344	1,524	1,469	16,337

Earnings before taxes	$3,224	$947	$1,458	$5,629

Total assets	$280,464	$33,723	$44,903	$359,090

19.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

	2001	2000

STATEMENTS OF FINANCIAL CONDITION

ASSETS:

Cash and cash equivalents	$9,115,473

Investment in subsidiaries	56,092,116	$44,512,171

Total assets	$65,207,589	$44,512,171

LIABILITIES:

Other borrowings	$9,665,082

Accounts payable and other liabilities	115,099

Total liabilities	9,780,181

STOCKHOLDER’S EQUITY	55,427,408	44,512,171

Total liabilities and stockholders’ equity	$65,207,589	$44,512,171

	2001	2000	1999

STATEMENTS OF INCOME

Interest expense	$(771,983)

Net interest expense	(771,983)

Other operating expense	(382,632)

Equity in net earnings of subsidiaries	11,511,649	$10,457,063	$3,971,801

Earnings before income tax provision	10,357,034	10,457,063	3,971,801

Income tax benefit	426,495

Net earnings	$10,783,529	$10,457,063	$3,971,801

	2001	2000	1999

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$10,783,529	$10,457,063	3,971,801

Adjustments to reconcile net earnings to net cash used in operating activities:

Amortization	8,582

Increase in accounts payable and other liabilities	115,099

Equity in net earnings of subsidiaries	(11,511,649)	(10,457,063)	$(3,971,801)

Net cash used in operating activities	(604,439)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from the issuance of trust preferred securities	9,656,500

Proceeds from exercise of stock options	237,085

Proceeds from exercise of warrants	637,425

Proceeds from issuance of stock grant	11,655

Payments of cash dividend	(822,753)

Net cash provided by financing activities	9,719,912

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,115,473

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,115,473	$—	$—

20.	SUBSEQUENT EVENTS

On March 8, 2002, the Company’s Board of Directors authorized the repurchase of up to 10 percent of the outstanding shares of the Company’s common stock on that date over the next 12-month period. Repurchase transactions will be done in the open market and will be determined based on management’s discretion depending on market conditions.

On March 12, 2002, the Company’s Board of Directors declared a dividend of $0.10 per common share for the first quarter of 2002, which is payable on April 11, 2002, to stockholders of record on March 31, 2002.

On March 26, 2002, the Bancorp, through a newly formed wholly owned subsidiary, Nara Statutory Trust II (“Nara Trust II”), a Connecticut statutory business trust, completed a private offering of $8 million of trust preferred securities, issued as part of a pooled offering with several other financial institutions.

For the period beginning on March 26, 2002 to June 25, 2002, the trust preferred securities bear the interest rate of 5.59 percent per annum. Beginning with June 26, 2002, the interest rate is adjusted quarterly beginning March 26, June 26, September 26 and December 26 during the 30-year term based on the 3-month LIBOR plus 3.60 percent. However, prior to March 26, 2007, the interest rate cannot exceed 11.00 percent.

Nara Trust II used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of the Bancorp. The Bancorp intends to use the proceeds for general corporate purposes. Under applicable regulatory guidelines, the Bancorp expects that the trust preferred securities will qualify as Tier I capital.

******