Form 10-K/A
period 2001-12-31
NARA BANCORP INC
filed 2002-04-30
CIK 1128361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                              to                             .

Commission File Number: 0-20815

NARA BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	95-4849715 (I.R.S. Employer Identification No.)

3701 Wilshire Boulevard
Suite 220
Los Angeles, California 90010
(Address of principal executive offices including zip code)

(213) 639-1700
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act
None

Securities Registered Pursuant to Section 12(g) of the Act
Common Stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 22, 2002, as reported on the Nasdaq National Market was approximately $35,596,668. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 22, 2002, there were outstanding 5,575,087 shares of the Registrant's Common Stock.

        Total number of pages including cover page 9.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The following table provides certain information as of April 15, 2001, with respect to our officers and directors. Nara Bancorp knows of no arrangements, including any pledge by any person of Nara Bancorp's securities, the operation of which may, at a subsequent date, result in a change in control of Nara Bancorp. There are no arrangements or understandings by which any of the directors or nominees for director of Nara Bancorp were selected. There is no family relationship between any of the directors, nominees or executive officers, except for two nominees for director, Messers. Paik and Park, who are brothers-in-law.

Name	Age	Business Experience During the Past Five Years	Year First Elected to Board
Thomas Chung	75	Currently Chairman of the Board of Nara Bancorp and Nara Bank. In addition, Mr. Chung presently holds the following positions: President of His & Her Hair Goods Co., a hair products distributor; President since 1969 of Evergrowind Co., Inc., a real estate development company; Chairman of the Board since 1998 of Bitro Telecom Co., Inc., a telecommunications firm; and Director since 1992 of Chagel Communication, Inc., a broadcasting company.	2000
Benjamin B. Hong	69	President and Chief Executive Officer of Nara Bank since 1994; President and Chief Executive Officer of Nara Bancorp, Inc., since November 2000(1)	2000
Steve Y. Kim	52	From 1993 to 1999, Mr. Kim served as President, CEO and Chairman of Xylan Corporation, which he co-founded. Xylan Corporation manufactured and designed high-end intelligent switching systems for computer networking. Since January 2000, Mr. Kim has served as the Managing General Partner of Alcatel Ventures—an international venture capital firm, which invests primarily in the U.S., focusing on early stage technology-related companies. Mr. Kim founded Alcatel Ventures after he sold Xylan Corporation to Alcatel, France in 1999.	2001
Ki Suh Park	70	Since 1981, Mr. Park has served as Managing, Planning and Design Partner for Gruen Associates, a Los Angeles-based architectural firm and has held various positions within that company since 1961.	2001

Jesun Paik	65	Executive Vice President and Senior Advisor of the Americas Division of The Sakura Bank, Ltd. in New York City since 1994; Vice Chairman of the Board of Manufacturer's Bank; Mr. Paik has held senior positions with numerous financial institutions over a more-than-30-year career.	2001

(1)
Prior to joining Nara Bank in 1994, Mr. Hong served as the President and Chief Executive Officer of Hanmi Bank from 1988 to 1994.

Executives who are Not Directors

        Bon T. Goo.    From 1988 to 1990 and prior to joining Nara Bank in 1990, Mr. Goo served as Vice President and Manager of the Accounting, Investment, and Control Division of Hanmi Bank. Mr. Goo served as a Senior Vice President of Nara Bank from 1990 to 2000. He has served in his current capacity as Executive Vice President and Chief Financial Officer of Nara Bank since January of 2000 and has served in the same capacities for Nara Bancorp since November of 2000.

        Min J. Kim.    From 1992-1995 and prior to joining the Nara Bank in 1995, Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank in Los Angeles. She had previously served in other positions with Hanmi Bank. Ms. Kim served Nara Bank as a Senior Vice President and its Chief Credit Administrator from 1996 to 1999. She has served in her current capacities as Executive Vice President and Chief Credit Officer of Nara Bank since January of 2000 and has served in the same capacities for Nara Bancorp since November of 2000.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file reports of ownership and reports of changes in ownership of common stock with the Securities and Exchange Commission. Prior to the completion of our reorganization in February of 2001, these reports were filed with the Office of the Comptroller of the Currency. The Exchange Act requires officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.

        To our best knowledge, based solely on a review of the copies of such forms and certifications furnished to us, we believe that all of our directors and executive officers, except Directors Jesun Paik, Steve Kim, and Ki Suh Park, complied with all Section 16(a) filing requirements applicable to them during the 2001 fiscal year. Messrs. Paik, Kim and Park did not file a Form 3 when they became reporting persons of Nara Bancorp in May 2001 and did not file a Form 4 regarding the grant of stock options. Messrs. Paik, Kim and Park each filed a report on a Form 5 on February 11, 2002.

Compensation of Directors

        During the fiscal year 2001, the outside non-employee directors of Nara Bank were paid $3,000 per month. The only employee director on the board (the President) received $1,000 monthly for his service as a director in addition to his regular salary and bonuses. The Chairman of the Board received an additional $400 per month for services rendered. Total directors' fees paid in 2001 for Nara Bank were approximately $196,800, of which approximately $72,000 was deferred under Nara Bank's deferred compensation plan.

        During the fiscal year 2001, the outside non-employee directors of Nara Bancorp, except for Thomas Chung were paid $3,000 per quarter. Total directors' fees paid in 2001 for Nara Bancorp were approximately $30,000.

Board Meetings and Committees

        The board of directors oversees our business and affairs. The board of directors of Nara Bancorp has three committees. These three committees are outlined below. Nara Bank, which is the wholly-owned subsidiary of Nara Bancorp, has four committees. Neither Nara Bancorp nor Nara Bank has a nominating committee. The procedures for nominating directors, other than by the board of directors itself, are set forth in the bylaws and in the Notice of Annual Meeting of Stockholders accompanying this proxy statement.

        During 2001, the board of directors of Nara Bancorp held three (3) special meetings and five (5) regular meetings, and the board of directors of Nara Bank held twelve (12) regular meetings and two (2) special meetings. All of the directors of Nara Bancorp during 2001 attended at least 75% of the aggregate of (i) the total number of Nara Bancorp board meetings and (ii) the total number of meetings held by all committees of the boards of directors of Nara Bancorp on which they served during 2001.

        The Audit Committee. The audit committee, appointed in May of 2001, consists of Director Jesun Paik as Chairman, and all other directors except Benjamin B. Hong, and operates under a written charter adopted by the board of directors. The Audit Committee Charter adopted by the board sets out the responsibilities, authority and specific duties of the audit committee. Each of the members is "independent," as defined by our policy and the listing standards for Nasdaq National Market. The audit committee of Nara Bank, prior to the reorganization in 2001 and the election of the current directors in May of 2001 the predecessor to Nara Bancorp's audit committee, met two (2) times. The audit committee of Nara Bank consists of Thomas Chung, acting as Chairman, Brian Woo, Chang H. Kim, Yong H. Kim, John Park and Benjamin Hong. The audit committee of Nara Bancorp did not formally meet in 2001. However, the full board of directors of Nara Bancorp met eight times in 2001 and both Director Nack Kim, Chairman of the audit committee before he resigned in October 2001 and Director Jesun Paik, the new Chairman of the audit committee, monitored the preparation of quarterly reports and had met with the company's independent auditors to discuss the company's quarterly reports. Presented below is the report of Nara Bancorp's audit committee.

Compensation Committee Interlocks and Insider Participation

        Nara Bancorp has no compensation committee. Our executive compensation program is administered by the personnel committee of Nara Bank and approved by the board of directors of Nara Bank. Director Yong H. Kim is the Chairman of the personnel committee. No person who served as a member of the personnel committee during the 2001 fiscal year is, or ever has been, an officer or employee of Nara Bancorp or any of its subsidiaries.

Item 11. Executive Compensation

        Nara Bancorp does not compensate any of its executive officers at this time. However, the following table sets forth certain summary information concerning compensation awarded to, earned by, or paid by Nara Bank for services rendered to the Bank in all capacities by Nara Bank's chief executive officer and the two other most highly compensated executive officers of Nara Bank who earned in excess of $100,000 (the "Named Officers"), for each of the fiscal years ended December 31, 2001, 2000 and 1999.

SUMMARY COMPENSATION TABLE

Long Term Compensation
										Awards		Payouts
Annual Compensation(1)
Name and Principal Position									Restricted Stock awards	Securities UnderLying Options/ SARs	LTIP Payouts	All other Compensation
	Year	Salary		Bonus		Other
Benjamin Hong President & Chief Executive Officer of Nara Bank	2001 2000 1999	$ $ $	184,074 184,074 184,074	$ $ $	1,341,894 449,819 384,017	$ $ $	12,000 12,000 12,000	(2) (2) (2)	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Bon T. Goo Executive Vice President & Chief Financial Officer of Nara Bank	2001 2000 1999	$ $ $	104,381 103,595 86,730	$ $ $	211,344 80,069 43,648		N/A N/A N/A		N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Min J. Kim Executive Vice President & Chief Credit Officer of Nara Bank	2001 2000 1999	$ $ $	98,735 95,127 84,632	$ $ $	210,722 79,609 53,482	$ $ $	8,400 8,400 8,400	(3) (3) (3)	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)
We furnish and plan to continue to furnish to certain officers the use of company-owned automobiles, which are used primarily for business purposes. We have provided and intend to continue to provide certain officers with certain specified life and medical insurance benefits. Because portions of automobile expenses, club membership fees, insurance premiums attributable to personal use, and other perquisites did not exceed the lesser of $50,000 or ten percent (10%) of the total annual salary reported in the table per individual, such amounts have not been included in the foregoing figures.

(2)
Represents fees received for services as a director of Nara Bank.

(3)
Represents automobile allowance.

Stock Options

        Nara Bancorp granted 30,000 stock options each to directors Jesun Paik, Ki Suh Park and Steve Kim, but did not grant any other stock options or stock appreciation rights to any executive officers or directors in 2001. Nara Bank did not grant any stock options or stock appreciation rights to any executive officers or directors in 2001.

        The following table sets forth the number of shares acquired by each Named Officer upon the exercise of stock options during 2001 and the number of shares covered by both exercisable and unexercisable stock options held by each Named Officer at December 31, 2001. Also reported are values of "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and $15.25 per share, which was the market price of Nara Bank's common stock on the Nasdaq National Market on December 31, 2001:

AGGREGATED OPTION EXERCISES IN 2001 AND VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Option at 12/31/2001 Exercisable/Unexercisable	Value of In-the-Money Options at 12/31/2001 Exercisable/Unexercisable
Benjamin Hong	-0-	N/A	130,032/None	$1,481,064(1)/N/A
Bon T. Goo	17,491	$44,952	8,826/2,838	$89,231(2)/$28,692(3)
Min J. Kim	10,000	$25,700	10,490/2,838	$109,411(4)/$28,692(3)

(1)
Using a fair market value of $15.25 per share which was the closing price of Nara Bank's common stock on December 31, 2001, and a weighted average exercise price of $3.86 per share, these options had a value of $11.39 per share, times 130,032 shares.

(2)
Using a fair market value of $15.25 per share which was the closing price of Nara Bank's common stock on December 31, 2001, and an exercise price of $5.14 per share, these options had a value of $10.11 per share, times 8,826 shares.

(3)
Using a fair market value of $15.25 per share which was the closing price of Nara Bank's common stock on December 31, 2001, and an exercise price of $5.14 per share, these options had a value of $10.11 per share, times 2,838 shares.

(4)
Using a fair market value of $15.25 per share which was the closing price of Nara Bank's common stock on December 31, 2001, and a weighted average exercise price of $4.82 per share, these options had a value of $10.43 per share, times 10,490 shares.

Employment Agreement

        Benjamin B. Hong was appointed President and Chief Executive Officer of Nara Bank pursuant to an employment agreement effective June 30, 1994. Mr. Hong's employment agreement was for an initial term of five years from such date with an option to renew such agreement for an additional four years. Mr. Hong's initial contract expired in June of 1999, but was renewed according to its terms for the additional four-year period. Mr. Hong's employment agreement provides for a base salary of $120,000 in the initial year, plus profit sharing equal to a minimum of 7% of the pre-tax income of Nara Bank, an automobile allowance, one month's paid vacation per year and payment of monthly country club dues and business-related expenses. Pursuant to his employment agreement, Mr. Hong was granted stock options to purchase 100,000 shares of Nara Bank's common stock, which, pursuant to the February 2001 reorganization, were automatically converted into options to purchase an equal number of shares of Nara Bancorp common stock, at an exercise price of $3.00 per share. Such options (if unexercised) expire at the end of his employment period. The terms of these options are subject to the terms and conditions set forth in the 1989 Stock Option Plan, as amended and adopted by Nara Bancorp. In 1997, Mr. Hong was granted an additional 30,000 options under the 1989 Stock Option Plan. All of the options granted to Mr. Hong have vested and are immediately exercisable by him.

        Neither Nara Bancorp nor Nara Bank has entered into any other written employment agreements with any of their respective executive officers except as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table shows the beneficial ownership of our common stock as of April 15, 2002, by each person who we knew owned more than 5% of our common stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. So, for example, you beneficially own our common stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock, within 60 days of April 15, 2002. We have relied on the public filings of each of the individuals on Schedules 13-D or 13-G, in determining how many shares these individuals own:

Name and Address	Number of Shares		Percent of Class
John Barry, 2104 Hastings Ave., Newport, MN 55055	449,964		8.0%
Thomas Chung, 5525 Wilshire Blvd., Los Angeles, CA 90036	399,591	(1)	7.3%

(1)
Includes 12,500 shares of common stock issuable upon exercise of fully vest warrants.

        The following table shows the beneficial ownership of our common stock as of April 15, 2002 by (i) our chief executive officer; (ii) our most highly compensated named executive officers of our wholly owned subsidiary, Nara Bank, N.A., in 2001; (iii) each director and (iv) all directors, nominees and executive officers as a group.

Name and Positions Held	Number of Shares		Percent of Class
Benjamin B. Hong(1) President, CEO & Director of Nara Bank and Nara Bancorp	198,841	(2)	3.6%
Bon T. Goo(1) Executive Vice President & Chief Financial Officer of Nara Bank and Nara Bancorp	33,954	(3)	*
Min J. Kim(1) Executive Vice President & Chief Credit Officer of Nara Bank	22,154	(4)	*
Thomas Chung(1) Chairman of Board	399,591	(6)	7.1%
Chang H. Kim, Director(1)(4)	108,032	(5)(7)	1.9%
Yong H. Kim, Director(1)(4)	190,039	(5)	3.4%
Hyon M. Park, Director(1)(4)	85,411	(5)	1.5%
Brian B. Woo, Director(1)(4)	68,467	(5)(8)	1.2%
Steve Y. Kim, Director(9)	5,000	(13)	*
Ki Suh Park, Director(10)	—		*
Jesun Paik, Director(11)	—		*
All Directors, Nominees and Executive Officers as a group (11 Total)	1,621,453	(12)	28.9%

*
Indicates holdings of less than 1%.

(1)
The address for each of these individuals is c/o Nara Bancorp, Inc., 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010.

(2)
Includes 130,032 shares vested but not exercised under the Nara Bancorp, Inc. 2001 Nara Bank Continuation 1989 Stock Option Plan (the "1989 Plan").

(3)
Includes 8,826 shares vested but not exercised under the 1989 Plan, 1,167 shares held by Mr. Goo's spouse, 1,800 shares held by Mr. Goo's son and 450 shares of common stock issuable upon exercise of fully vested warrants held by Mr. Goo's son.

(4)
Includes 10,490 shares vested but not exercised under the 1989 Plan.

(5)
Includes 34,992 shares vested but not exercised under the 1989 Plan.

(6)
Includes 12,500 shares of common stock issuable upon exercise of fully vested warrants.

(7)
Includes 1,634 shares held by Mr. Kim's minor children.

(8)
Includes 233 shares held by Mr. Woo's spouse.

(9)
Steve Y. Kim's address is 2029 Century Park East, 21st Floor, Los Angeles, California 90067.

(10)
Mr. Park's address is 6330 San Vicente Blvd., Los Angeles, California 90048.

(11)
Mr. Paik's address is 1 Milbank Ave., 3F, Greenwich, Connecticut 06830.

(12)
Includes 324,308 shares vested but not exercised under the 1989 Plan and 12,950 shares of common stock issuable upon exercise of fully vested warrants.

(13)
Owned in the name of the Steve Kim Living Trust.

(14)
Currently serve as directors of the board of Nara Bank, N.A., and served as directors of Nara Bancorp until May 16, 2001.

Item 13. Certain Relationships and Related Transactions

        There are no existing or proposed material transactions between Nara Bancorp or Nara Bank and any of our officers, directors, nominees or principal stockholders or the immediate family or associates of the foregoing persons, except as indicated below.

        Some of the directors and officers of Nara Bancorp and/or Nara Bank and the immediate families and the business organizations with which they are associated, are customers of, and have had banking transactions with, Nara Bank in the ordinary course of our business and we expect to have banking transactions with such persons in the future. All loans made to such persons have been made on substantially the same terms, including interest rate and collateral, as those prevailing for comparable contemporaneous transactions with other persons of similar creditworthiness and do not involve more than a normal risk of collectibility or present other unfavorable features.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2002.

NARA BANCORP, INC.
By:	/s/ BON T. GOO Bon T. Goo Executive Vice President and Chief Financial Officer

QuickLinks

  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
SIGNATURES