Form 10-Q
period 2002-03-31
NARA BANCORP INC
filed 2002-05-15
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

NARA BANCORP, INC

(Exact name of registrant as specified in its charter)

Delaware	95-4849715

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3701 Wilshire Boulevard, Suite 220, Los Angeles, California	90010

(Address of Principal executive offices)	(ZIP Code)

(213) 639-1700

(Registrant’s telephone number, including area code)

Nara Bank, N.A

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

Yes      No

         As of March 31, 2002, there were 5,603,427 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,

	2002	2001

ASSETS

Cash and due from banks	$24,338,903	$30,364,996

Federal funds sold	42,200,000	42,230,000

Interest-bearing deposits in other banks	487,000	487,000

Securities available for sale, at fair value	88,998,885	65,131,608

Securities held to maturity, at amortized cost (fair value:

3/31/02 - $4,268,220; 12/31/01- $4,274,010)	4,364,471	4,323,569

Interest-only strips, at fair value	293,883	224,322

Loan held for sale, at the lower of cost or market	2,236,720	3,657,842

Loans receivable, net of allowance for loan losses (3/31/2002 - $6,787,162; 12/31/2001 — $6,709,575)	517,151,396	498,482,682

Federal Reserve Bank stock	963,465	918,300

Federal Home Loan Bank Stock	746,000	266,700

Premises and equipment	5,338,886	5,301,080

Other real estate owned	65,035	—

Accrued interest receivable	3,138,677	3,242,772

Servicing assets	1,264,293	1,182,414

Deferred income taxes, net	6,287,739	5,994,002

Customers’ acceptance liabilities	2,909,229	2,609,753

Cash surrender value	10,500,051	10,429,962

Goodwill and intangible assets, net	1,315,559	1,347,030

Other assets	4,014,803	3,244,143

TOTAL	$716,614,995	$679,438,175

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Deposits:

Noninterest-bearing	$201,570,538	$199,082,971

Interest-bearing:

Money market and other	95,095,908	84,102,987

Savings deposits	83,008,570	78,932,997

Time deposits of $100,000 or more	160,517,548	158,224,821

Other time deposits	67,623,207	69,500,626

Total deposits	607,815,771	589,844,402

Borrowing from Federal Home Loan Bank	15,000,000	5,000,000

Subordinated notes	4,300,000	4,300,000

Accrued interest payable	2,743,997	3,205,721

Acceptances outstanding	2,909,229	2,609,753

Negative goodwill, net	—	4,192,334

Trust Preferred Securities	17,426,945	9,665,082

Other liabilities	5,227,293	5,193,475

Total liabilities	655,423,235	624,010,767

Stockholders’ equity:

Common stock, $0.001 par value; authorized, 10,000,000 shares; issued and outstanding, 5,603,437 and 5,572,837 shares at March 31, 2002 and December 31, 2001, respectively	5,604	5,573

Capital surplus	33,349,858	32,989,549

Retained earnings	27,920,230	22,075,612

Accumulated other comprehensive (loss) income	—

unrealized (loss) gain on securities available for sale and interest- only strips, net of taxes of ($55,954) and $237,785 at March 31, 2002 and December 31, 2001, respectively	(83,932)	356,674

Total stockholders’ equity	61,191,760	55,427,408

Total liabilities and stockholders’ equity	$716,614,995	$679,438,175

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31,

	2002	2001

INTEREST INCOME:

Interest and fees on loans	$9,005,056	$10,157,229

Interest on securities	1,217,909	1,354,450

Interest on other investments, including TCD with other financial institution	15,121	117,549

Interest on federal funds sold	163,897	1,140,313

Total interest income	10,401,983	12,769,541

INTEREST EXPENSE:

Interest expense on deposits	2,486,021	4,618,046

Interest on borrowings	477,870	180,540

Total interest expense	2,963,891	4,798,586

Net interest income before provision for loan losses	7,438,092	7,970,955

Provision for loan losses	350,000	—

Net interest income after provision for loan losses	7,088,092	7,970,955

NON-INTEREST INCOME:

Service charges on deposit accounts	1,441,932	1,430,401

Other charges and fees	1,326,088	1,330,092

Gain on sale of securities	572,001	—

Gain on sale of fixed assets	8,585	328

Gain on sale of other real estate owned	—	35,555

Amortization of negative goodwill	—	330,974

Gain on sale of SBA loans	356,891	—

Total non-interest income	3,705,497	3,127,350

NON-INTEREST EXPENSE:

Salaries, wages and employee benefits	4,070,429	3,531,317

Net occupancy expense	1,011,815	924,921

Furniture and equipment expense	378,644	306,642

Advertising and marketing expense	214,525	196,164

Data processing expense	406,371	379,056

Professional fee	204,122	220,484

Other operating expenses	1,015,055	1,169,645

Total non-interest expense	7,300,961	6,728,229

Income before income taxes and cumulative effect of a change in accounting principle	3,492,628	4,370,077

Income tax provision	1,280,000	1,595,000

Income before cumulative effect of a change in accounting principle	2,212,628	2,775,077

Cumulative effect of change in accounting principle	4,192,334	—

Net income	$6,404,962	$2,775,077

Earnings Per Share:

Income before cumulative effect of a change in accounting principle

Basic	$0.40	$0.51

Diluted	0.38	0.48

Cumulative effect of a change in accounting principle

Basic	$0.75	$—

Diluted	0.71	—

Net income

Basic	$1.15	$0.51

Diluted	1.09	0.48

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2002 and 2001
(Unaudited)

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income(Loss)	Income
BALANCE, DECEMBER 31, 2001	5,572,837	5,573	$32,989,549	$22,075,612	$356,674

Warrants exercised	29,600	30	355,170

Stock options exercised	1,000	1	5,139

Cash dividend declared				(560,344)

Comprehensive income:

Net income				6,404,962		$6,404,962

Other comprehensive loss -

Change in unrealized gain on securities available for sale and interest-only strips net of tax					(440,606)	(440,606)

Comprehensive income						$5,964,356

BALANCE, MARCH 31, 2002	5,603,437	$5,604	$33,349,858	$27,920,230	$(83,932)

BALANCE, DECEMBER 31, 2000	5,461,929	5,462	$32,103,495	$12,114,836	$288,378

Warrants exercised	7,928	8	87,200

Stock options exercised	2,000	2	10,278

Cash dividend declared				(822,754)

Comprehensive income:

Net income				2,775,076		$2,775,076

Other comprehensive income -

Change in unrealized gain on securities available for sale and interest-only strips net of tax					426,785	426,785

Comprehensive income						$3,201,861

BALANCE, MARCH 31, 2001	5,471,857	$5,472	$32,200,973	$14,067,158	$715,163

	2002	2001
DISCLOSURE OF RECLASSIFICATION AMOUNT FOR MARCH 31:

Unrealized (loss) gain on securities available for sale and interest-only strips:

Unrealized holding (losses) gains arising during year, net of tax (benefit) expense of $(64,937) in 2002 and $284,523 in 2001	$(97,405)	$426,785

Reclassification adjustment for gain included in net income, net of tax expense of $228,800 in 2002	(343,201)	—

Net change in unrealized (loss) gain of securities available for sale and interest-only strips, net of tax (benefit) expense of $(293,737) in 2002 and $284,523 in 2001	$(440,606)	$426,785

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,404,962	2,775,076

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, amortization, and accretion	263,799	125,138

Provision for loan losses	350,000	—

Proceeds from sales of SBA Loans	6,738,677	—

Origination of SBA Loans	(6,501,334)	(9,064,000)

Net gain on sale of SBA loans	(356,891)	—

Gain on sales of securities available for sale	(572,001)	—

Gain on sales of furniture and equipments	(36,070)	(328)

Increase(decrease) in accrued interest receivable	104,095	(947,260)

Increase in other assets	(852,539)	(107,458)

(Decrease) increase in accrued interest payable	(461,724)	405,649

Increase (decrease) in other liabilities	69,888	(2,813,623)

Cumulative effect of a change in accounting principle	(4,192,334)	—

Net cash provided by (used in) operating activities	958,528	(9,626,806)

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in loans receivable	(17,543,079)	(28,888,290)

Net increase in cash surrender value	(70,089)	(47,556)

Purchase of premises and equipment	(308,275)	(328,985)

Purchase of investment securities available for sale	(42,195,310)	(17,446,170)

Proceeds from sale of equipment	—	13,093

Proceeds from sale of investment securities available for sale	15,950,256	—

Proceeds from matured or called securities held to maturity	—	300,000

Proceeds from matured or called investment securities available for sale	2,140,388	17,282,873

Purchase of Federal Home Loan Bank Stocks	(479,300)	(3,600)

Purchase of Federal Reserve Stocks	(45,165)	—

(Decrease) increase in interest-only strip	(138)	802

Proceeds from matured interest-bearing deposits in other banks	—	1,366,000

Net cash used in investing activities	(42,550,712)	(27,751,833)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	17,971,369	9,482,371

Proceeds from issuance of Trust Preferred Securities, net	7,764,726	9,656,500

Payment of cash dividend	(560,344)	(822,754)

Proceeds from Federal Home Loan Bank borrowing	10,000,000

Proceeds from warrants exercised	355,200	87,208

Proceeds from stock option	5,140	10,280

Net cash provided by financing activities	35,536,091	18,413,605

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,056,093)	(18,965,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,594,996	132,680,310

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,538,903	113,715,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest Paid	$3,425,615	4,392,936
Income Taxes Paid	$250,400	1,562,453

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$65,035	—

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Nara Bancorp Inc.

         Nara Bancorp, Inc. (“Nara Bancorp, on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”) with branches in California and New York as well as Loan Production Offices in Seattle, Chicago, New Jersey and Atlanta.

2. Basis of Presentation

         Our consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

         The consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, Nara Bank, Nara Capital Trust I and Nara Statutory Trust II. All significant intercompany transactions and balances have been eliminated in consolidation.

         We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended March 31, 2002. Certain reclassifications have been made to prior year amounts to conform to the March 31, 2002 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

         These consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K.

3. Dividends

         On February 28, 2002, we declared a $0.10 per share cash dividend payable on April 11, 2002 to stockholders of record at the close of business on March 31, 2002. On March 21, 2001, we declared a $0.15 per share cash dividend payable on May 1, 2001 to stockholders of record at the close of business on April 24, 2001.

4. Earnings Per Share

         Basic earnings-per-share excludes the number of shares of common stock that could be purchased from those who hold exercisable stock options or warrants and is computed by dividing our earnings for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings-per-share includes the weighted-average number of common shares, plus the number of shares that could be issued upon the exercise of stock options and/or warrants that are currently exercisable and where the exercise price is more than the current market value of our common stock.

         The following table shows how we computed basic and diluted earnings per share at March 31, 2002 and 2001.

		For the three months ended March 31,

		2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(denominator)	Amount	(Numerator)	(denominator)	Amount

Basic EPS

Income before Cumulative Effect of a Change in Accounting Principle	$2,212,628	5,574,958	$0.40	$2,775,076	5,466,890	$.51

Effect of Dilutive Securities:

Options – Common Stock Equivalent		279,938	(0.02)		310,895	(0.03)

Warrants – Common Stock Equivalent		41,919	(-)		54,379	(-)

Diluted EPS

Income Available to Common Stockholders	$2,212,628	5,896,815	$0.38	$2,775,076	5,832,164	$0.48

Basic EPS

Cumulative Effect of a Change in Accounting Principle	4,192,334			—

Income Available to Common Stockholders	$6,404,962	5,574,958	$1.15	$2,775,076	5,466,890	$0.51

Effect of Dilutive Securities:

Options – Common Stock Equivalent		279,938	(0.05)		310,895	(0.03)

Warrants – Common Stock Equivalent		41,919	(0.01)		54,379	(-)

Diluted EPS

Income Available to Common Stockholders	$6,404,962	5,896,815	$1.09	$2,775,076	5,832,164	$0.48

5. Trust Preferred

         We have completed two private offerings of trust preferred securities for a total of $18.0 million for general corporate purposes.

         The first offering was completed on March 28, 2001 and we raised $10.0 million through Nara Capital Trust I (“Trust I”), as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18 percent per annum fixed rate of interest payable semi-annually for a 30-year term. We incurred $344,000 in issuance costs, which are being amortized over the term of these securities. Trust I used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Nara Bancorp.

         The second offering was completed on March 26, 2002 and we raised $8.0 million through Nara Statutory Trust II (“Trust II”), as part of a pooled offering with several other financial institutions. For the period beginning on March 26, 2002 to June 25, 2002, the trust preferred securities bear the interest rate of 5.59 percent per annum payable quarterly. Beginning with June 26, 2002, the interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the 3-month LIBOR plus 3.60 percent. However, prior to March 26, 2007, the interest rate cannot exceed 11.0 percent. We incurred $271,000 in issuance costs, which are being amortized over the term of these securities. Trust II used the proceeds from the sale to purchase junior subordinated deferrable interest debentures of Nara Bancorp.

6. Goodwill and Other Intangible Assets

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as replaced by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead must be tested for impairment until its life is determined to no longer be indefinite. We adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

         At adoption and at March 31, 2002, we do not have any intangible assets that will no longer be amortized and subject to annual impairment testing. During the first quarter of fiscal year 2002, we evaluated our existing intangible assets to make any necessary reclassifications in order to conform with the new requirements. We reassessed the useful life and the residual value of our intangible assets and concluded that the useful life will remain the same and no amortization adjustment was necessary. As of March 31, 2002, intangible assets that continue to be subject to amortization include core deposits of $639,000 (net of $242,000 accumulated amortization) and loan servicing rights of $1.3 million (net of $435,000 accumulated amortization). Amortization expense for such intangible asset was $97,000 for the three months ended March 31, 2002. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years follows:

2002 (remaining nine months)	$228,705

2003	285,920

2004	266,279

2005	248,651

2006	232,778

2007	132,500

         Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The transitional assessment consists of the following steps: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. The transitional goodwill impairment test must be completed by June 31, 2002. If the carrying value of any reporting unit exceeds its fair value, then detailed fair values for each of the assigned assets (excluding goodwill) and liabilities will be determined in calculating the amount of goodwill impaired, if any. The impairment evaluation has to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our consolidated statement of income. We are currently evaluating goodwill for impairment and have not yet reached a conclusion.

         We had negative goodwill (the amount of the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired company) of $4,192,334 at December 31, 2001. In accordance with SFAS No. 142, such amount was recognized in our consolidated statement of income as the cumulative effect of a change in accounting principle on January 1, 2002. Additionally, the recognition of negative goodwill into the consolidated statement of income is not effected for taxes as such item is treated as a permanent difference for tax purposes and no deferred taxes were allocated during the initial recording of the negative goodwill.

         The following table sets forth a reconciliation of net income and earnings per share information, before the cumulative effect of a change in accounting principle, for the three months ended March 31, 2002 and 2001 adjusted for the non-amortization provision of SFAS No. 142.

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

	(Dollars in thousands)
Reported net income	$6,405	$2,775

Deduct: Recognition of a negative goodwill	(4,192)	—

Reported net income before cumulative effect of a change in accounting principle	2,213	2,775

Add back: Goodwill amortization, net of tax expense of $7	—	12

Deduct: Negative goodwill amortization	—	(331)

Adjusted net income	$2,213	$2,456

Basic earnings per share:

Reported net income	$1.15	$0.51

Recognition of a negative goodwill	(0.75)	—

Goodwill amortization	—	—

Negative goodwill amortization	—	(0.06)

Adjusted net income	$0.40	$0.45

Diluted earnings per share:

Reported net income	$1.09	$0.48

Recognition of a negative goodwill	(0.71)	—

Goodwill amortization	—	—

Negative goodwill amortization	—	(0.06)

Adjusted net income	$0.38	$0.42

7. Recent Accounting Pronouncements

         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration SFAS No.140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on ours financial position, results of operations, or cash flows.

         SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, replaces SFAS No.121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 5, 2001. The adoption of this statement is not expected to have a material impact on our financial position, results of operation, or cash flows.

8. Commitments

         We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.

         We use the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is base on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties.

         Commitments at March 31, 2001 are summarized as follows:

Commitments to extend credit	$146,512,881

Standby letters of credit	4,677,068

Commercial letters of credit	27,329,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three months ended March 31, 2002. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

         The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended
	(Unaudited)

	3/31/2002	3/31/2001

	(dollars in thousands)
STATEMENTS OF INCOME

Interest income	$10,402	$12,770

Interest expense	2,964	4,799

Net interest income	7,438	7,971

Provision for loan losses	350	—

Non-interest income	3,705	3,127

Non-interest expense	7,301	6,728

Income before income tax	3,493	4,370

Income tax	1,280	1,595

Net income before cumulative effect of change in accounting principle	2,213	2,775

Cumulative effect of change in accounting principle	4,192	—

Net income after cumulative effect of change in accounting principle	$6,405	$2,775

PER SHARE DATA:

Before cumulative effect of a change in accounting principle:

Basic	$0.40	$0.51

Diluted	0.38	0.48

After cumulative effect of a change in accounting principle:

Basic	1.15	0.51

Diluted	1.09	0.48

Book value (period end)	10.92	8.59

Number of shares outstanding	5,603,427	5,471,857

Dividend declared	0.10	0.15

STATEMENTS OF FINANCIAL CONDITION:

Total assets	$716,615	$620,443

Investment securities	93,363	71,368

Net loans	519,388	392,775

Deposits	607,816	537,191
Stockholders’ equity	61,192	46,989

AVERAGE BALANCES:

Average net loans *	$507,107	$378,327

Average investment securities	80,085	75,721

Average assets	687,650	602,825

Average deposits	591,083	527,755

Average equity	60,708	46,116

PERFORMANCE RATIOS:

Return on average asset (1)	3.73%	1.84%

Return on average stockholders’ equity (1)	42.20%	24.07%

Operating expense to average assets	1.06%	1.12%

Efficiency ratio (2)	65.52%	60.62%

Net interest margin (3)	4.74%	5.87%

CAPITAL RATIOS (4)

Leverage capital ratio (5)	11.28%	9.19%

Tier 1 risk-based capital ratio	12.74%	11.40%

Total risk-based capital ratio	14.14%	13.19%

ASSET QUALITY RATIOS

Allowance for loan losses to total gross loans	1.32%	1.74%

Allowance for loan losses to non-accrual loans	458.89%	1,568.62%

Total non-performing assets to total assets (6)	0.22%	0.07%

*	Includes the loan held for sale in the amount of $2,236,720 at March 31, 2002. There were no loan held sale at March 31, 2001.

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly assets balances.

(6)	Non-performing assets include non-accrual loans and other real estate owned.

Forward-Looking Information

         Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which we are subject. For additional information concerning these factors, see “Item 1. Business — Factors That May Affect Business or the Value of Our Stock” contained in our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Overview

         Net Income. For the first quarter of 2002, our net income before the cumulative effect of a change in accounting principle was $2.2 million or $0.38 per diluted share compared to $2.8 million or $0.48 per diluted share for the same quarter of 2001, which represented a decrease of approximately $0.6 million. This decrease is primarily due to decrease in net interest income. Net interest income is discussed further below. The effect of the change in accounting principle, related to the one-time recognition of all negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, was a positive $4.2 million, resulting in total net income for the quarter of $6.4 million or $1.09 per diluted share.

         The annualized return on average assets was 3.73% for the first quarter of 2002 compared to a return on average assets of 1.84% for the corresponding period of 2001. The annualized returns on average equity was 42.20% for the first quarter of 2002 compared to a return on average equity of 24.07% for the corresponding period of 2001.

Net Interest Income

         The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds.

         Net interest income before provision for loan losses was $7.4 million for the first quarter of 2002, which represented a decrease of $0.6 million, or 7.5% from net interest income of $8.0 million for the same quarter of 2001. This decrease was primarily due to the 325 basis point rate cuts during past twelve months, despite an increase of $128.8 million or 34.0% in average net loans and an increase of $88.2 million or 16.4% in average interest-earning assets.

         Interest income for the first quarter of 2002 was $10.4 million, which represented a decrease of $2.4 million or 18.8% over interest income of $12.8 million for the same quarter of 2001. The decrease was the net result of a $2.5 million increase in average interest-earning assets (volume change) off-set by a $4.8 million decrease in the yield earned on those average interest-earning assets (rate change).

         The yield on average interest-earning assets decreased to 6.63% for the three months ended March 31, 2002, from a yield of 9.47% for the three months ended March 31, 2001. This decrease is mainly due to a 325 basis point decrease in prime rate by the Federal Reserve Board (“FRB”) between these periods.

         Interest expense for the first quarter of 2002 was $3.0 million, which represented a decrease of $1.8 million or 37.5% over interest expense of $4.8 million for the same quarter of

2001. The decrease was the net result of a $737,000 increase in average interest-bearing liabilities (volume change) off-set by a $2.6 million decrease in the cost of those interest-bearing liabilities (rate change).

         The average cost of interest-bearing liabilities decreased to 2.83% for the three months ended March 31, 2002 from 5.31% for the three months ended March 31, 2001. This decrease is mainly due to decreases in interest rates noted above.

         Net Interest Margin. The net interest margin was 4.74% for the three months ended March 31, 2002, down from 5.91% for the same quarter of 2001. The decrease in the net interest margin resulted primarily from a decrease in interest rates. Because we are asset-sensitive, which means our assets generally reprice more often than liabilities, the decline in interest rates affected our interest-earning assets at a faster rate than it did our deposits and other interest-bearing liabilities.

         The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for each of the quarter periods indicated:

	March 31, 2002			March 31, 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

			(Dollars in thousands)
Interest earning assets:

Net loans	$507,107	$9,005	7.10%	$378,327	$10,157	10.74%

Other investments	1,928	15	3.13%	6,612	118	7.11%

Securities	80,085	1,218	6.08%	75,721	1,355	7.16%

Federal funds sold	38,480	164	1.70%	78,713	1,140	5.79%

Total interest earning assets	$627,600	$10,402	6.63%	$539,373	$12,770	9.47%

Interest bearing liabilities:

Demand, interest-bearing	85,733	386	1.80%	82,567	841	4.07%

Savings	80,659	489	2.43%	53,697	497	3.70%

Time certificates of deposit	228,278	1,611	2,82%	215,710	3,280	6.08%

Subordinated notes	4,300	97	9.00%	4,300	97	9.00%

FHLB borrowings	9,889	119	4.81%	5,000	84	6.70%

Trust preferred securities	10,183	262	10.29%	—	—	—

Total interest bearing Liabilities	$419,042	$2,964	2.83%	$361,274	4,799	5.31%

Net interest income		$7,438			$7,971

Net yield on interest-earning assets			4.74%			5.91%

Net interest spread			3.80%			4.16%

Average interest-earning assets to average interest-bearing liabilities			149.8%			149.3%

         The following table illustrates the changes in our interest income, interest expense, amount attributable to variations in interest rates, and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the changes due to volume and the changes due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three Months Ended
	March 31, 2002 over March 31, 2001

	Net	Change due to
	Increase/
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME:

Interest and fees on loans	($1,152)	($4,022)	$2,870

Interest on other investments	(103)	(46)	(57)

Interest on securities	(137)	(212)	75

Interest on fed funds sold	(976)	(565)	(411)

Total Interest income:	(2,368)	(4,845)	2,477

INTEREST EXPENSE

Interest on demand deposits	(455)	(486)	31

Interest on savings	(8)	(207)	199

Interest on time certificates of deposits	(1,669)	(1,850)	181

Interest on subordinated notes	—	—	—

Interest on FHLB borrowings	35	(29)	64

Interest on trust preferred securities	262	—	262

Total Interest Expense:	($1,835)	(2,572)	$737

Provision for Loan Losses

         The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb losses inherent in our loan portfolio.

         We made a $350,000 provision for loan losses in the first quarter of 2002. This was primarily due to the growth experienced in the loan portfolio. No provision was made for the first quarter of 2001. During the first quarter of 2001, we recovered approximately $841,000 in loans previously charged off which were mostly due to recoveries on the loans from the Korea First Bank of New York acquisition. We believe that the allowance is sufficient for the known and inherent losses at March 31, 2002. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

         Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

         Non-interest income for the first quarter of 2002 was $3.7 million compared to $3.1 million for the corresponding quarter of 2001, which represented an increase of $578,000, or 18.6%, primarily as a result of gains on sale of SBA loans and investment securities. Gains on sale of SBA loans and investment securities for the first quarter of 2002 was approximately $357,000 and $572,000, respectively. There were no such gains on sale of SBA loans and investment securities recorded for the first quarter of 2001. We started reselling the SBA guaranteed portion after the first quarter of 2001 as the premium on such portion became more attractive. We had no sale activities in our investment portfolio during the first quarter of 2001. No negative goodwill amortization was recognized for the first quarter of 2002 compared to $331,000 for the corresponding quarter of 2001. The remaining negative goodwill of $4.2 million at December 31, 2001 was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of income as of March 31, 2002.

         The summary of our non-interest income by category is illustrated below:

				Three
	Three Months	Increase (Decrease)		Months
	Ended			Ended

	3/31/02	Amount	Percent(%)	3/31/01

		(Dollars in thousands)
Non-interest income			%
Service charges on deposits	$1,442	$12	0.8%	1,430

International service fee income	588	27	4.8%	561

Wire transfer fees	238	(2)	-0.8%	240

Service fee income from SBA	191	82	75.2%	109

Earnings on cash surrender value	102	30	41.7%	72

Gain on sale of OREO	—	(36)	-100.0%	36

Gain on sale of SBA loans	357	357	100.0%	—

Gain on sale of securities	572	572	100.0%	—

Amortization of negative goodwill	—	(331)	-100.0%	331

Other	215	(133)	-38.2%	348

Total non-interest income:	$3,705	$578	18.5%	$3,127

Non-interest Expense

         Non-interest expense for the first quarter of 2002 was $7.3 million compared to $6.7 million for the corresponding quarter of 2001, which represented an increase of $0.6 million or 9.0%, primarily due to increase in salaries and employee benefit expenses.

         Salaries and employee benefits expenses for the first quarter of 2002, increased $0.6 million or 17.1% to $4.1 million from $3.5 million for the corresponding quarter of 2001. This increase was primarily due to the additional employees for Cerritos, Aroma, and Atlanta LPO, which are the new branches opened after the first quarter of 2001 and additional employees in the specialized area, such as compliance, internal audit, and legal to accommodate our growth and to comply with the Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) signed with the Office of the Comptroller of the Currency (the “OCC”) (see Regulatory Matter — Consent Order section below). We expect that professional fees will increase in each of the next quarters as we continue to devote the resources necessary to comply with the Consent Order.

         The summary of our non-interest expenses is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	3/31/02	Amount	Percent (%)	3/31/01

		(Dollars in thousands)
Non-interest expense
Salaries and benefits	$4,070	$539	15.3%	$3,531

Net occupancy	1,012	87	9.4%	925

Furniture and equipment	379	72	23.5%	307

Advertising & marketing related	215	19	9.7%	196

Corporate & regulatory fees	137	(8)	-5.5%	145

Communications	170	32	23.2%	138

Data processing	406	27	7.1%	379

Professional fees	204	(16)	-7.3%	220

Loan referral fees	98	(26)	-21.0%	124

Office supplies & forms	60	(74)	-55.2%	134

Directors’ fees	93	3	3.3%	90

Credit related expenses	176	(95)	-35.1%	271

Amortization of goodwill	0	(19)	-100.0%	19

Amortization of intangible assets	31	—	0%	31

Others	251	32	14.7%	218

Total non-interest expense:	$7,301	$573	8.5%	$6,728

Provision for Income Taxes

         The provision for income taxes was $1.3 million and $1.6 million on income before taxes and cumulative effect of a change in accounting principle of $3.5 million and $4.4 million for the three months ended March 31, 2002 and 2001, respectively. The effective tax rate for the quarter ended March 31, 2002 was 36.6%, compared with 36.5% for the quarter ended March 31, 2001.

Financial Condition

         At March 31, 2002, our total assets were $716.6 million, an increase of $37.2 million or 5.5%, from $679.4 million at December 31, 2001. The growth resulted primarily from increases in interest- earning assets.

Investment Security Portfolio

         We classify our securities as held-to-maturity or available-for-sale under SFAS No. 115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We owned no trading securities at March 31, 2002, nor did we hold any derivative financial instruments. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, and municipal bonds.

         As of March 31, 2002, we had $4.4 million of held-to-maturity securities and $89.0 million of available-for-sale securities, compared to $4.3 million and $65.1 million at December 31, 2001, respectively. The total net unrealized loss on the available-for sale securities at March 31, 2002 was $255,000, compared to net unrealized gain of $558,000 at December 31, 2001.

         During the first quarter of 2002, we bought a total of $42.2 million in available-for-sale securities and sold $15.4 million and recognized total gross gains of $572,000.

         Securities with an amortized cost of $2.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at March 31, 2002.

         The following table presents our securities portfolio on the dates indicated:

	At March 31, 2002			At December 31, 2001

	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)

	(Dollars in thousands)
Held-to-maturity
U.S. Government Securities	$1,626	$1,548	($78)	$1,598	$1,520	($78)

U.S. Corporate Notes	2,738	2,720	(18)	2,726	2,754	28

Total held-to-maturity	$4,364	$4,268	($96)	$4,324	$4,274	($50)

Available-for-Sale
U.S. Government Securities	$30,983	$30,855	($128)	$16,154	$16,521	$367

Collateralized Mortgage Obligation	8,231	8,328	97	8,756	8,977	221

Mortgage-backed Securities	4,126	4,077	(49)	1,102	1,104	2

Asset-backed Securities	306	307	1	383	384	1

Municipal Bonds	18,470	18,371	(99)	4,369	4,304	(65)

U.S. Corporate Notes	25,681	25,511	(170)	32,359	32,287	(72)

Korean Corporate Notes	1,457	1,550	93	1,451	1,555	104

Total available-for-sale	$89,254	$88,999	($255)	$64,574	$65,132	$558

Total Investment Portfolio:	$93,618	$93,267	($351)	$68,898	$69,406	($508)

         The amortized cost and estimated fair value of investment securities as of March 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2002

			Weighted
	Amortized	Market	Average
	Cost	Value	Yield

	(Dollars in thousands)
Held-to-maturity

U.S. Government:

After ten years	$1,626	$1,548	6.97%

U.S. Corporate Notes:

One to five years	2,002	2,085	7.07%

Five to ten years	—	—	—

After ten years	736	635	7.48%

Total held-to-maturity	$4,364	$4,268

Available-for-sale U.S. Government:

One to five years	$19,988	$19,864	4.35%

Five to ten years	8,995	9,008	4.79%

After ten years	2,000	1,983	7.00%

Collateralized Mortgage Obligations:

Five to ten years	902	936	6.75%

After ten years	7,329	7,392	5.41%

Mortgage-backed Securities:

One to five years	3,028	2,980	4.73%

After ten years	1,098	1,097	6.63%

Asset-backed Securities:

Five to ten years	306	307	4.38%

Municipal Bonds:

After ten years	18,470	18,371	5.05%

U.S. Corporate Notes :

Due within one year	4,993	5,016	7.24%

One to five years	12,036	12,109	5.98%

Five to ten years	4,532	4,468	7.57%

After ten years	4,120	3,918	9.16%

Korean Corporate Note:

One to five years	1,457	1,550	8.60%

Total available-for-sale	$89,254	$88,999

Total Investment Portfolio	$93,618	$93,267

Loan Portfolio

         We carry all loans (except for certain SBA loans held-for-sale) at face amount, less payments collected, net of deferred loan origination fees and the allowance for possible loan losses. SBA loans held-for-sale are carried at the lower of cost or market. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

         As of March 31, 2002, our gross loans, including loans held for sale, increased by $17.3 million or 3.4% to $526.8 million from $509.5 million at December 31, 2001. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at March 31, 2002 decreased by $10.9 million or 4.1% to $253.4 million from $264.3 million at December 31, 2001. Real estate and construction loans increased by $26.0 million or 13.1% to $224.6 million from $198.6 million at December 31, 2001.

         The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Loan Portfolio Composition:

Commercial loans *	$253,397	48.1%	$264,283	51.9%

Real estate and construction loans	224,589	42.6%	198,622	39.0%
Consumer loans	48,913	9.3%	46,596	9.1%

Total loans outstanding	526,899	100.0%	509,501	100.0%

Unamortized loan fees, net of costs	(724)		(650)

Less: Allowance for loan losses	(6,787)		(6,710)

Net Loans Receivable	$519,388		$502,141

*	Includes loans held for sale of $2,236,720 at March 31, 2002 and $3,657,842 at December 31, 2001.

         We do not normally make loan commitments in material amounts for period in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual review of such commitments prior to the renewal. The following table shows our loan commitments and letters of credit outstanding at the dates indicated.:

	March 31, 2002	December 31, 2001

	(Dollars in thousands)
Loan commitments	$146,513	$146,201

Standby letters of credit	4,677	4,785

Commercial letters of credit	27,329	21,634

         At March 31, 2002, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $1.6 million, which represented a decrease of approximately $200,000 or 11.1% from $1.8 million at December 31, 2001. This decrease was due to $583,000 charge offs we made during the first quarter. As a percentage of gross loans, nonperforming assets slightly decreased to 0.30% at March 31, 2002, from 0.35% at December 31, 2001.

         The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	March 31, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$1,479	$1,720

Loan past due 90 days or more, still accruing	46	36

Restructured loans	—	—

Total Nonperforming Loans	1,525	1,756

Other real estate owned	65	—

Total Nonperforming Assets	$1,590	$1,756

Allowance for Loan Losses

         The allowance for loan losses represents the amounts that we have set aside for the specific purpose of absorbing losses that may occur in our loan portfolio. The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses.

         We continue to carefully monitor the allowance of loan losses in relation to the size of our loan portfolio and known risks or problem loans. Central to our credit risk management is our credit risk rating system. Both internal, contracted external, and regulatory credit reviews are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, and volatility of market value of collateral, and our lien position; and the financial strength of guarantors.

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

         The resulting migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. For loan type pools that have no historical loss, we have established a minimum risk factor for each loan grade Pass (0.40% — 1.0%), Special Mention (3.0% — 5.0%), Substandard (7.0% — 15.0%), Doubtful (50.0%), and Loss (100.0%).

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

         Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the above factors. The matrix allows for three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no impact (neutral) to our migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to adjust the Migration Analysis as much as 50 basis points in either direction (positive or negative) for each loan type pool.

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

         The allowance for loan losses was $6.8 million at March 31, 2002, compared to $6.9 million at March 31, 2001. We recorded a provision of $350,000 for the first quarter of 2002 due to the increased loan portfolio. During the first quarter of 2002, we charged off $583,000 and recovered $310,000. The allowance for loan losses was 1.29% of gross loans at March 31, 2002 compared to 1.74% at March 31, 2001. This decrease in the ratio was primarily due to an increase in new loans in the loan portfolio which require lower reserves and a decrease in non-performing loans.

         Based on the calculation and continued loan recoveries, we believe the level of allowance as of March 31, 2002 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

         The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Quarter Ended	Quarter Ended
	March 31, 2002	March 31, 2001

	(Dollars in thousands)
Loans:

Average gross loans	$513,888	$386,096

Total gross loans at end of period (net of unearned fees)	526,175	399,724

Allowance:

Balance – beginning of period	6,710	7,881

Loans charged off:

Commercial	534	1,623

Consumer	49	67

Real estate	—	83

Total loans charged off	583	1,773

Less: Recoveries on loan previous charged off Commercial	295	323

Consumer	13	148

Real estate	2	370

Total recoveries	310	841

Net loan charged-off	273	932

Provision for loan losses	350	—

Less: provision for losses on commitments and letters of credit	—	—

Balance — end of period	$6,787	$6,949

RATIO

Net loan charge-offs to average total loans	0.05%	0.24%

Net loan charge-offs to total loans at end of period	0.05%	0.23%

Allowance for loan losses to average total loans	1.32%	1.80%

Allowance for loan losses to total loans at end of period	1.29%	1.74%

Net loan charge-offs to beginning allowance	4.05%	11.83%

Net loan charge-offs to provision for loan losses	77.71%	N/A

Deposits and Other Borrowings

         Deposits. Deposits are our primary source of funds to use in lending and investment activities. At March 31, 2002, our deposits increased by $18.0 million or 3.1% to $607.8 million from $589.8 million at December 31, 2001. Demand deposits totaled $201.6 million, which represented an increase of $2.5 million or 1.3% from $199.1 million at December 31, 2001. Time deposits over $100,000 totaled $160.5 million, which represented an increase of $2.3 million or 1.5% from $158.2 million at December 31, 2001. Other interest-bearing demand deposits, including money market and super now accounts, totaled $95.1 million, which represented an increase of $11.0 million or 13.1% from $84.1 million at December 31, 2001. This increase is the result of one money market account depositor whose balance fluctuated throughout the quarter, but maintained a large balance at quarter end.

         At March 31, 2002, 33.2% of the total deposits were non-interest bearing demand deposits, 37.5% were time deposits, 13.7% were savings accounts, and 15.6% were interest bearing demand deposits. By comparison, at December 31, 2001, 33.8% of the total deposits were non-interest bearing demand deposits, 38.6% were time deposits, 14.3% were savings accounts, and 13.4% were interest bearing demand deposits.

         At March 31, 2002, we had a total of $4.1 million in broker time deposits: $2.1 million maturing in five year bearing an interest rate of 5.65% and $2.0 million maturing in two years bearing an interest rate of 5.30%. We also had $5.0 million in time deposits maturing in 3 months bearing an interest rate of 1.83% and $5.0 million in time deposits maturing in 2 months bearing an interest rate of 2.19% from the State of California Treasurer’s Office, collateralized with our securities, with an amortized cost of $11.8 million.

         On September 30, 1999, we issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 30, 2004 but with a prepayment option commencing September 30, 2002. Interest on the notes is payable quarterly. It is our current intention to pay out the principal at the end of three-year term on September 30, 2002, which is allowable as indicated in the note agreement. At March 31, 2002, $1.7 million, which represents 40% of the total outstanding amount of the notes, qualified as risk-based Tier 2 capital.

         In October of 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities, with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at March 31, 2002.

FHLB Advances	Issue Date	Maturity Date	Rate

$5,000,000	10/19/2000	10/19/2007	6.70%

5,000,000	02/04/2002	02/04/2004	3.39%

2,000,000	02/27/2002	02/27/2003	2.42%

3,000,000	02/28/2002	08/28/2002	2.02%

$15,000,000			4.09%

         Nara Bancorp established special purpose trusts in 2000 and 2001 for the purpose of issuing Preferred Trust Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinate Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinate Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of March 31, 2002.

	TRUST SECURITIES			TRUST SECURITIES AND JUNIOR SUBORDINATED DEBENTURES
TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	INTEREST DISTRIBUTION DATES
	(DOLLARS IN THOUSANDS)

Nara Capital Trust I	March 2001	$10,000	$10,400	June 8, 2031	10.18%	June 8 and December 8

Nara Statutory Trust II	March 2002	$8,000	$8,248	March 26, 2032	3 month LIBOR + 3.6%	March 26, June 26,

						September 26 and

						December 26

         The Junior Subordinate Debentures are not redeemable prior to June 8, 2011 with respect to Nara Capital Trust I and March 26, 2007 with respect to Nara Statutory Trust II unless certain events have occurred. The proceeds from the issuance of the Trust Securities were used primarily for corporate purposes.

Stockholders’ Equity and Regulatory Capital

         In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $61.2 million at March 31, 2002. This represented an increase of $5.8 million or 10.5% over total stockholders’ equity of $55.4 million at December 31, 2001.

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

         At March 31, 2002, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Securities, was $77.4 million. This represented an increase of $14.0 million or 22.1% over total Tier 1 capital of $63.4 million at December 31, 2001. This increase was due to an additional $8.0 million in Trust Preferred Securities we sold and net income of $6.4 million offset by a cash dividend of $560,000, which we declared during the first quarter of 2002. At March 31, 2002, we had a ratio of total capital to total risk-weighted assets of 14.14% and a ratio of Tier 1 capital to total risk weighted assets of 12.74%. The Tier 1 leverage ratio was 11.28% at March 31, 2002.

         The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of March 31, 2002 and December 31, 2001.

	As of March 31, 2002 (Dollars in thousands)

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$77,387	11.28%	$27,453	4.00%	$49,934	7.28%

Tier 1 risk-based capital ratio	$77,387	12.74%	$24,302	4.00%	$53,085	8.74%

Total risk-based capital ratio	$85,894	14.14%	$48,604	8.00%	$37,290	6.14%

	As of March 31, 2001 (Dollars in thousands)

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$63,389	9.64%	$26,298	4.00%	$37,091	5.64%

Tier 1 risk-based capital ratio	$63,389	10.91%	$23,231	4.00%	$40,158	6.91%

Total risk-based capital ratio	$71,818	12.37%	$46,462	8.00%	$25,356	4.37%

Regulator Issues – Consent Order

         On February 20, 2002, Nara Bank and its Board of Directors signed a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). Nara Bank, without admitting to any allegations, entered into the Consent Order in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. Failure to comply with a consent order permits the OCC to take various actions, including assessing civil monetary penalties or initiating termination of insurance proceedings, either of which, if taken against Nara Bank, would materially and adversely affect or render it impossible for us to continue our business and operations. In May 2002, the OCC completed a preliminary examination of Nara Bank to evaluate its progress in complying with the Consent Order. Although, Nara Bank had not fully complied with the Consent Order, Management is taking all necessary steps to comply with the Consent Order, the Bank Secrecy Act and anti-money laundering regulations and anticipates being in full compliance with the Consent Order before the OCC’s re-evaluation, which is expected before the end of this year.

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

         The management of market risk is governed by policies reviewed and approved annually by the Board of Directors of Nara Bank (“Board”). The Board delegates responsibility for market risk management to the Asset and Liability Management Committee (ALCO), which is composed of Nara Bank’s senior executives and other designated officers. ALCO makes changes in the mix of assets and liabilities. ALCO also reviews and approves market risk-management programs and market risk limits.

Liquidity and Interest Rate Sensitivity

         Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with a minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and pledging of investments, and demand for credit.

         In general, we manage liquidity risk daily by controlling the level of federal funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Reserve Bank, and Federal Home Loan Bank. The sale of investment securities available–for-sale also can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

         Our liquid assets include cash and cash equivalents, interest-bearing deposits in other banks, federal funds sold and securities available-for-sale. The aggregate of these assets totaled $156.0 million at March 31, 2002, compared to $138.2 million at December 31, 2001.

         Because the primary sources and uses of funds are loans and deposits, the relationship between gross loans and deposits provides a useful measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At March 31, 2002, our loan to deposit ratio averaged 86.9% compared to an average ratio of 82.6% at December 31, 2001.

         Our results of operation are largely dependent upon our ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on our net interest income and net portfolio value. Although in the normal course of business we manage other risks, such as credit and liquidity risk, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on our financial condition and results of operations

         The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital.

         The Asset Liability Committee meets monthly to monitor the interest rate risk, the sensitivity of our assets and liabilities to those interest rate changes, investment activities and directs changes in the composition of the balance sheet. Our balance sheet is inherently asset sensitive, which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecast of interest rate and security portfolio changes are used to manage the interest rate risk.

         We use gap analysis monthly to measure the repricing mismatches between interest earning assets and interest bearing liabilities. The interest rate sensitivity gap is determined by subtracting the amount of interest bearing liabilities from the amount of interest earning assets that reprice in a specified time period. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $88.3 million at March 31, 2002.

         The following table shows our gap position as of March 31, 2002

	0-90 days	91-365 days	1-3 years	Over 3 yrs	Total

	(Dollars in thousands)
Total Investments *	$42,398	$9,342	$18,466	$67,554	$137,760

Total Loans	418,297	9,805	26,430	72,367	526,899

Rate Sensitive Assets:	460,695	19,147	44,896	139,921	664,659

Deposits:

Time Certificate of Deposit $100,000 or more	98,472	58,102	1054	2,890	160,518

Time Certificate of Deposit Under $100,000	35,969	30,424	1,179	51	67,623

Money Market	85,774	—	—	—	85,774

Now Accounts	9,322	—	—	—	9,322

Savings Accounts	60,705	9,761	—	12,543	83,009

Other liabilities:

Subordinated Notes	—	—	4,300	—	4,300

FHLB Borrowings	—	3,000	4,000	5,000	15,000

Trust Preferred Securities	—	—	—	17,427	17,427

Rate Sensitive Liabilities:	$290,242	$101,287	$13,533	$37,911	$442,973

Net Gap Position	170,453	(82,140)	31,363	102,010

Net Cumulative Gap Position	170,453	88,313	119,676	221,686

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and deposits with other banks

         We also use quarterly simulation analysis model to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet. The market value of equity is defined as the present value of assets minus the present value of liabilities. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of March 31, 2002.

	Net Interest Income	Market Value
	Volatility	Volatility

	March 31, 2002

Change in Interest Rates (Basis Points)

+200	13.18%	-15.04%

+100	6.59%	-7.21%

-100	-7.21%	6.23%

-200	-13.92%	4.82%

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

         We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

         (a)  None.

         (b)  None.

         (c)  On March 26, 2002, Nara Bancorp completed a $8.0 million offering of trust preferred securities, through Nara Statutory Trust II, issued as part of a private-placement pooled offering with several other financial institutions. Keefe, Bruyette & Woods, Inc. acted as placement agent for the pooled offering. For the period beginning on March 26, 2002 to June 25, 2002, the trust preferred securities bear the interest rate of 5.59 percent per annum payable quarterly. Beginning with June 26, 2002, the interest rate is adjusted quarterly beginning March 26, June 26, September 26 and December 26 during the 30-year term based on the 3-month LIBOR plus 3.60 percent. However, prior to March 26, 2007, the interest rate cannot exceed 11.0 percent. Nara Statutory Trust II used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of Nara Bancorp.

         The trust preferred offering was made pursuant to Rule 506 of Regulation D under the Securities Act of 1933 and was made to a limited number of accredited investors. Nara Bancorp incurred $271,000 in underwriting discounts and other fees related to this offering.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a vote of Security Holders

         Inapplicable

Item 5. Other information

         Inapplicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, 10.3. and 10.9.

Number	Description

2.1	Plan of Reorganization and Merger Agreement among Nara Bancorp, Inc., Nara Bank, N.A. and Nara Interim Bank, N.A. [1]

2.2	Agreement and Plan of Reorganization between Nara Bank, N.A., Korea First Bank of New York and Korea First Ltd., dated November 9, 1999 [2]

3.1	Certificate of Incorporation of Nara Bancorp, Inc. [1]

3.2	Bylaws of Nara Bancorp, Inc. [1]

4.1	Form of Stock Certificate of Nara Bancorp, Inc. [3]

4.2	Subordinated Note Purchase Agreement [4]

4.3	Warrant Agreement [5]

4.4	Warrant Certificate Agreement [5]

4.5	Amended and Restated Trust Agreement of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, the Nara Bancorp and the Administrative Trustees named therein [9]

4.6	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee [9]

4.7	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp [9]

4.8	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee [9]

4.9	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor. [9]

4.10	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee [9]

4.11	Guarantee Agreement dated March 26, 2002 be and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association [9]

Number	Description

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan [5]

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan [5]

10.3	Nara Bank, N.A. Deferred Compensation Plan [9]

10.4	Lease for premise located at 118 Broad Avenue, Palisades Park, New Jersey [7]

10.5	Lease for premise located at 29 West 30th Street, New York, New York [7]

10.6	Lease for premise located at 138-02 Northern Boulevard., Flushing, New York [7]

10.7	Lease for premises located at 2250 Broadway, Oakland, California [7]

10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California. (incorporated herein by reference to Exhibit 10.8 on 10K filed with the Securities and Exchange Commission on March 31, 2000)

10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A. [4]

10.10	Consent Order issued by the OCC [8]

10.11	Tax Sharing Agreement [9]

10.12	Affiliate Agreement [9]

10.13	Form of Nara Bancorp, Inc Option Agreement with Nara Bancorp Directors (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim) [9]

21.1	List of Subsidiaries [9]

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on March 31, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

4.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on May 15, 2001.

5.	Incorporated by reference to Exhibits filed with our Statement on Form S-8 filed with the Commission on April 19, 2001.

6.	Incorporated by reference to Exhibits filed with our Statement on Form 10-K filed with the Commission on March 31, 2000.

7.	Incorporated by reference to Exhibits filed with our Statement on Form 10-K filed with the Commission on April 2, 2001.

8.	Incorporated by reference to Exhibits filed with our Statement on Form 8-K filed with the Commission on February 26, 2002.

9.	Incorporated by reference to Exhibits filed with our Statement on Form 10K filed with the Commission on April 2, 2002.

(b)  Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC

Date: May 15, 2002	By /s/ BON T. GOO

Bon T. Goo

Chief Financial Officer

(Principal financial or accounting officer

and duly authorized signatory)