Form 10-Q
period 2002-06-30
NARA BANCORP INC
filed 2002-08-14
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

NARA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4849715

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
3701 Wilshire Boulevard, Suite 220, Los Angeles, California	90010

(Address of Principal executive offices)	(ZIP Code)

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

Yes [X]       No [   ]

     As of June 20, 2002, there were 5,515,801 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Unaudited)

ASSETS

	June 30,	December 31,
	2002	2001

Cash and due from banks	$29,176,984	$30,364,996
Federal funds sold	21,340,000	42,230,000
Interest-bearing deposits in other banks	289,000	487,000
Securities available for sale, at fair value	93,484,967	65,131,608
Securities held to maturity, at amortized cost (fair value: 6/30/02 - $4,456,080; 12/31/01- $4,274,010)	4,406,098	4,323,569
Interest-only strips, at fair value	315,304	224,322
Loan held for sale, at the lower of cost or market	6,337,806	3,657,842
Loans receivable, net of allowance for loan losses (6/30/2002 — $6,834,033; 12/31/2001 — $6,709,575)	597,565,844	498,482,682
Federal Reserve Bank stock	963,465	918,300
Federal Home Loan Bank stock	1,906,900	266,700
Premises and equipment	5,218,141	5,301,080
Other real estate owned	57,049	—
Accrued interest receivable	3,749,611	3,242,772
Servicing assets	1,284,190	1,182,414
Deferred income taxes, net	6,039,054	5,994,002
Customers’ acceptance liabilities	5,499,285	2,609,753
Cash surrender value of life insurance	10,592,748	10,429,962
Goodwill and intangible assets, net	1,284,089	1,347,030
Interest rate swaps, at fair value	418,938	—
Other assets	3,769,180	3,244,143

TOTAL	$793,698,653	$679,438,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$225,748,616	$199,082,971
Interest-bearing:
Money market and other	82,115,107	84,102,987
Savings deposits	83,630,931	78,932,997
Time deposits of $100,000 or more	195,911,236	158,224,821
Other time deposits	70,287,554	69,500,626

Total deposits	657,693,444	589,844,402
Borrowing from Federal Home Loan Bank	38,000,000	5,000,000
Subordinated notes	4,150,000	4,300,000
Accrued interest payable	2,440,866	3,205,721
Acceptances outstanding	5,499,285	2,609,753
Negative goodwill, net	—	4,192,334
Trust Preferred Securities	17,432,062	9,665,082
Other liabilities	6,825,384	5,193,475

Total liabilities	732,041,041	624,010,767
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 20,000,000 shares and 10,000,000 shares at June 30, 2002 and December 31, 2001, respectively; issued and outstanding, 5,515,801 and 5,572,837 shares at June 30, 2002 and December 31, 2001, respectively	5,516	5,573
Capital surplus	31,162,522	32,989,549
Retained earnings	30,200,476	22,075,612
Accumulated other comprehensive income, unrealized gain on securities available for sale and interest-only strips, net of taxes of $35,705 and $237,785 at June 30, 2002 and December 31, 2001, respectively	53,557	356,674
unrealized gain on interest rate swaps, net of tax of $157,027 at June 30, 2002	235,541	—

Total stockholders’ equity	61,657,612	55,427,408

Total liabilities and stockholders’ equity	$793,698,653	$679,438,175

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
For the three months and six months ended June 30, 2002 and 2001
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$10,391,314	$10,331,467	$19,396,370	$20,488,696
Interest on securities	1,460,338	1,205,789	2,678,247	2,560,239
Interest on other investments, including TCD with other financial institution	27,639	87,503	42,760	205,052
Interest on federal funds sold	83,523	646,764	247,420	1,787,077

Total interest income	11,962,814	12,271,523	22,364,797	25,041,064

INTEREST EXPENSE:
Interest expense on deposits	2,432,740	4,272,198	4,918,761	8,890,244
Interest on borrowings	721,604	444,413	1,199,474	624,953

Total interest expense	3,154,344	4,716,611	6,118,235	9,515,197

Net interest income before provision for loan losses	8,808,470	7,554,912	16,246,562	15,525,867
Provision for loan losses	600,000	—	950,000	—

Net interest income after provision for loan losses	8,208,470	7,554,912	15,296,562	15,525,867

NON-INTEREST INCOME:
Service charges on deposit accounts	1,510,619	1,588,693	2,952,551	3,019,094
Other charges and fees	1,653,758	1,348,970	2,979,846	2,679,062
Gain on sale of securities	473,107	708,244	1,045,108	708,244
Gain on sale of premises and equipments	25,599	26,637	34,184	26,965
Gain on sale of other real estate owned	36,798	—	36,798	35,555
Gain on sale of SBA loans	424,330	674,433	781,221	674,433
Gain on interest rate swaps	26,370	—	26,370	—
Amortization of negative goodwill	—	330,974	—	661,948

Total non-interest income	4,150,581	4,677,951	7,856,078	7,805,301

NON-INTEREST EXPENSE:
Salaries, wages and employee benefits	4,152,749	3,635,191	8,223,178	7,166,508
Net occupancy expense	1,041,120	945,114	2,052,935	1,870,035
Furniture and equipment expense	382,740	322,593	761,384	629,235
Advertising and marketing expense	383,618	199,331	598,143	395,495
Data processing expense	374,148	373,519	780,519	752,575
Professional fee	336,616	300,904	540,738	521,388
Other operating expenses	1,300,975	785,100	2,316,030	1,954,745

Total non-interest expense	7,971,966	6,561,752	15,272,927	13,289,981

Income before income taxes and cumulative effect of a change in accounting principle	4,387,085	5,671,111	7,879,713	10,041,187
Income tax provision	1,545,000	2,343,000	2,825,000	3,938,000

Income before cumulative effect of a change in accounting principle	2,842,085	3,328,111	5,054,713	6,103,187
Cumulative effect of a change in accounting principle	—	—	4,192,334	—

Net income	$2,842,085	$3,328,111	$9,247,047	$6,103,187

Earnings Per Share:
Income before cumulative effect of a change in accounting principle
Basic	$0.51	$0.61	$0.91	$1.11
Diluted	0.48	0.57	0.86	1.05
Cumulative effect of a change in accounting principle
Basic	$—	$—	$0.75	$—
Diluted	—	—	0.71	—
Net income
Basic	0.51	0.61	1.66	1.11
Diluted	$0.48	$0.57	$1.57	$1.05

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2002
 (Unaudited)

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)

BALANCE, DECEMBER 31, 2001	5,572,837	5,573	$32,989,549	$22,075,612	$356,674
Warrants exercised	39,550	40	474,560
Stock options exercised	6,000	6	47,984
Stock repurchased	(102,586)	(103)	(2,349,571)
Cash dividend declared				(1,122,183)
Comprehensive income:
Net income				9,247,047		$9,247,047
Other comprehensive loss —
Change in unrealized gain on securities available for sale and interest only strips, net of tax					(303,117)	(303,117)
Change in unrealized gain on interest rate swaps, net of tax					235,541	235,541

Comprehensive income						$9,179,471

BALANCE, JUNE 30, 2002	5,515,801	$5,516	$31,162,522	$30,200,476	$289,098

DISCLOSURE OF RECLASSIFICATION AMOUNT FOR SIX MONTHS ENDED JUNE 30, 2002

Unrealized holding gains arising during the period:
Unrealized holding gains on securities available for sale and interest-only strips, net of tax expense of $215,963	$323,948
Unrealized holding gains on interest rate swaps, net of tax expense of $157,027	235,541

559,489
Less: Reclassification adjustment for gain included in net income, net of tax expense of $418,043	(627,065)

Net change in unrealized (loss) gain during the period:
Net change in securities available for sale and interest-only strips, net of tax benefit of $202,080	(303,117)
Net change in unrealized gain of interest rate swaps, net of tax expense of $157,027	235,541

$(67,576)

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
 (Unaudited)

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$9,247,047	6,103,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	493,313	(382,284)
Provision for loan losses	950,000	—
Provision for other real estate owned	16,414	—
Proceeds from sales of SBA Loans	13,089,164	10,984,781
Origination of SBA Loans	(24,228,220)	(4,564,059)
Net gain on sale of SBA loans	(781,221)	(674,433)
Gain on sales of securities available for sale	(1,045,108)	(708,244)
Gain on sales of premises and equipment	(34,184)	(26,965)
Gain on sale of other real estate owned	(36,798)	(35,555)
Gain on interest rate swap	(26,370)	—
Increase in accrued interest receivable	(506,839)	(605,528)
(Increase) decrease in other assets	(616,813)	3,369,866
(Decrease) increase in accrued interest payable	(764,855)	235,256
Increase (decrease) in other liabilities	1,077,243	(2,469,669)
Cumulative effect of a change in accounting principle	(4,192,334)	—

Net cash (used in) provided by operating activities	(7,359,561)	11,226,353

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(90,885,850)	(108,880,195)
Net increase in cash surrender value of life insurance	(162,786)	(1,970,715)
Purchase of premises and equipment	(466,855)	(514,311)
Purchase of securities available for sale	(65,756,423)	(34,066,501)
Proceeds from sale of other real estate owned	56,336
Proceeds from sale of premises and equipment	24,000	1,732,466
Proceeds from sale of securities available for sale	31,108,761	27,984,181
Proceeds from matured or called securities held to maturity	—	300,000
Proceeds from matured or called securities available for sale	6,776,452	14,190,305
Purchase of Federal Home Loan Bank stock	(1,640,200)	(7,800)
Purchase of Federal Reserve stock	(45,165)	—
Decrease in interest-only strip	4,665	46,079
Proceeds from matured interest-bearing deposits in other banks	198,000	3,117,000

Net cash used in investing activities	(120,789,065)	(98,069,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	67,849,042	34,697,075
Proceeds from issuance of Trust Preferred Securities, net	7,759,000	9,659,357
Payment of cash dividend	(560,344)	(822,753)
Paydown on subordinated notes	(150,000)	—
Repurchase of common stock	(2,349,674)
Proceeds from Federal Home Loan Bank borrowing	33,000,000	—
Proceeds from stock options exercised	474,600	119,601
Proceeds from warrants exercised	47,990	87,208

Net cash provided by financing activities	106,070,614	43,740,488

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,078,012)	(43,102,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,594,996	132,680,310

CASH AND CASH EQUIVALENTS, END OF YEAR	$50,516,984	89,577,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,883,090	9,279,941
Income taxes paid	$850,400	4,515,653
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$93,001	—
Transfer of loans receivables to loan held for sale	$—	$8,731,016

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Nara Bancorp Inc.

     Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”) with branches in California and New York as well as Loan Production Offices in Seattle, Chicago, New Jersey and Atlanta.

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

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended June 30, 2002. Certain reclassifications have been made to prior year amounts to conform to the June 30, 2002 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

     These consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K.

3. Dividends

     On February 28, 2002, we declared a $0.10 per share cash dividend payable on April 11, 2002 to stockholders of record at the close of business on March 31, 2002. On May 29, 2002, we declared another $0.10 per share cash dividend payable on July 12, 2002 to stockholders of record at the close of business on June 30, 2002.

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

     The following table shows how we computed basic and diluted earnings per share at June 30, 2002 and 2001.

	For the three months ended June 30,

	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Net Income	$2,842,085	5,560,559	$0.51	$3,328,111	5,489,099	$0.61

Effect of Dilutive Securities:
Options — Common Stock Equivalent		310,640	(0.03)		280,268	(0.03)
Warrants — Common Stock Equivalent		39,003	(—)		48,581	(0.01)

Diluted EPS
Income Available to Common Stockholders	$2,842,085	5,910,202	$0.48	$3,328,111	5,817,948	$0.57

	For the six months ended June 30,

	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(denominator)	Amount	(Numerator)	(denominator)	Amount

Basic EPS
Income before Cumulative Effect of a Change in Accounting Principle	$5,054,713	5,567,719	$0.91	$6,103,187	5,478,056	$1.11

Effect of Dilutive Securities:
Options — Common Stock Equivalent		291,683	(0.04)		279,197	(0.05)
Warrants — Common Stock Equivalent		41,546	(0.01)		55,148	(0.01)

Diluted EPS
Income Available to Common Stockholders	$5,054,713	5,900,948	$0.86	$6,103,187	5,812,401	$1.05

Basic EPS
Cumulative Effect of a Change in Accounting Principle	4,192,334			—
Income Available to Common Stockholders	$9,247,047	5,567,719	$1.66	$6,103,187	5,478,056	$1.11

Effect of Dilutive Securities:
Options — Common Stock Equivalent		291,683	(0.08)		279,197	(0.05)
Warrants — Common Stock Equivalent		41,546	(0.01)		55,148	(0.01)

Diluted EPS
Income Available to Common Stockholders	$9,247,047	5,900,948	$1.57	$6,103,187	5,812,401	$1.05

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

6. Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as replaced by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead must be tested for impairment until its life is determined to no longer be indefinite. We adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

     At adoption and at June 30, 2002, we do not have any intangible assets that will no longer be amortized and subject to annual impairment testing other than goodwill. During the first quarter of the fiscal year 2002, we evaluated our existing intangible assets to make any necessary reclassifications in order to conform with the new requirements. We reassessed the useful life and the residual value of our intangible assets and concluded that the useful life will remain the same and no amortization adjustment was necessary. As of June 30, 2002, intangible assets that continue to be subject to amortization include core deposits of $409,121 (net of $ 472,059 accumulated amortization) and loan servicing rights of $1.3 million (net of $558,000 accumulated amortization). Amortization expense for such intangible asset was $194,399 for the six months ended June 30, 2002. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal year follows:

2002 (remaining six months)	$171,287
2003	321,009
2004	294,837
2005	239,807
2006	123,959
2007	104,138

     Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The transitional assessment consists of the following steps: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. We have completed our evaluation of any transitional impairment on our goodwill by June 30, 2002, and have determined that the carrying value of the related reporting unit which goodwill was assigned to did not exceed the fair value on January 1, 2002. Therefore, no impairment was recorded as of June 30, 2002. At June 30, 2002, goodwill was $874,968.

     At December 31, 2001, we had negative goodwill (the amount of the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired company) of $4,192,334. In accordance with SFAS No. 142, such amount was recognized in our consolidated statement of income as the cumulative effect of a change in accounting principle on January 1, 2002. Additionally, the recognition of negative goodwill into the consolidated statement of income is not effected for taxes as such item is treated as a permanent difference for tax purposes and no deferred taxes were allocated during the initial recording of the negative goodwill.

     The following table sets forth a reconciliation of net income and earnings per share information, before the cumulative effect of a change in accounting principle, for the six months ended June 30, 2002 and 2001 adjusted for the non-amortization provision of SFAS No. 142.

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

	(Dollars in thousands)
Reported net income	$9,247	$6,103
Deduct: Recognition of a negative goodwill	(4,192)	—

Reported net income before cumulative effect of a change in accounting principle	5,055	6,103
Add back: Goodwill amortization, net of tax expense of $15	—	22
Deduct: Negative goodwill amortization	—	(662)

Adjusted net income	$5,055	$5,463

Basic earnings per share:
Reported net income per share	$1.66	$1.11
Recognition of a negative goodwill	(0.75)	—
Goodwill amortization	—	0.01-
Negative goodwill amortization	—	(0.12)

Adjusted net income per share	$0.91	$1.00

Diluted earnings per share:
Reported net income per share	$1.57	$1.05
Recognition of a negative goodwill	(0.71)	—
Goodwill amortization	—	—
Negative goodwill amortization	—	(0.11)

Adjusted net income per share	$0.86	$0.94

7. Recent Accounting Pronouncements

     SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued in September 2000 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on ours financial position, results of operations, or cash flows.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

8. Commitments

     We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties.

Commitments at June 30, 2002 are summarized as follows:

Commitments to extend credit	$129,599,541
Standby letters of credit	4,080,212
Commercial letters of credit	32,310,053

9. Stock Repurchase

     On March 8, 2002, our Board of Directors approved the repurchase of up to 10% of our outstanding shares of common stock over the next 12 months. We intend to repurchase the shares in open market transactions, including block purchases. During the quarter ended June 30, 2002, we reacquired and retired 102,586 shares for $2,349,674 at an average price of $22.90.

10. Derivative Financial Instruments and Hedging Activities

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. During the second quarter of 2002, we have entered into two interest rate swap agreements as summarized in the table below. Our objective for the interest rate swaps is to manage asset and liability positions in connection with our overall strategy of minimizing the interest rate fluctuations on our interest rate margin and equity. As part of our overall risk management, Asset Liability Committee, which meets monthly, monitors and measures the interest rate risk, the sensitivity of our assets and liabilities to the interest rate changes, including the impact of the interest rate swaps. In addition, such analysis and discussions are communicated monthly to the board members.

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps which is deemed effective in hedging the cash flows of the designated assets is recorded in other comprehensive income (“OCI”) and reclassified into interest income when such cash flows actually occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss directly to the consolidated statement of income as a part of non-interest income. As of June 30, 2002, the amounts in accumulated OCI associated with these cash flows totaled $235,541 (net of tax of $157,027 as part of non-interest income), of which $100,633 is expected to be reclassified into interest income within the next 12 months.

Interest rate swaps information at June 30, 2002 are summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain[1]

$20,000,000	H.15 Prime[2]	6.95%	4/29/2005	$165,895	$10,035
20,000,000	H.15 Prime[2]	7.59%	4/30/2007	226,673	16,335

$40,000,000				$392,568	$26,370

1.	Gain included in the consolidated statement of income since inception of the swaps.

2.	Prime rate is based on Federal Reserve statistical release H.15

     We pledged to counterparty as collateral agency securities with a book value of $2.0 million at June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the quarter and six months ended June 30, 2002. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Six Months Ended
	(Unaudited)

	6/30/2002	6/30/2001

	(dollars in thousands)
STATEMENTS OF INCOME
Interest income	$22,365	$25,041
Interest expense	6,118	9,515

Net interest income	16,247	15,526
Provision for loan losses	950	—
Non-interest income	7,856	7,805
Non-interest expense	15,273	13,290

Income before income tax	7,880	10,041
Income tax	2,825	3,938

Net income before cumulative effect of a change in accounting principle	5,055	6,103
Cumulative effect of a change in accounting principle	4,192	—

Net income after cumulative effect of a change in accounting principle	$9,247	$6,103

PER SHARE DATA:
Before cumulative effect of a change in accounting principle:
Basic	$0.91	$1.11
Diluted	0.86	1.05
After cumulative effect of a change in accounting principle:
Basic	1.66	1.11
Diluted	1.57	1.05
Book value (period end)	10.92	9.11
Number of shares outstanding	5,515,801	5,501,017
Dividend declared	0.20	0.15

	At or for the Six Months Ended
	(Unaudited)

	6/30/2002	6/30/2001

	(dollars in thousands)
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$793,699	$648,758
Investment securities	97,891	62,654
Net loans *	603,904	457,957
Deposits	657,693	562,406
Stockholders’ equity	61,658	50,174
AVERAGE BALANCES:
Average net loans *	$535,207	$409,315
Average investment securities	91,763	72,238
Average assets	719,738	618,528
Average deposits	606,962	539,269
Average equity	61,247	47,250
PERFORMANCE RATIOS:
Return on average assets(1)	2.57%	1.97%
Return on average stockholders’ equity(1)	30.20%	25.83%
Operating expense to average assets(1)	4.24%	4.30%
Efficiency ratio (2)	63.37%	56.96%
Net interest margin(3)	4.94%	5.59%
CAPITAL RATIOS(4)
Leverage capital ratio(5)	10.33%	8.95%
Tier 1 risk-based capital ratio	11.38%	11.11%
Total risk-based capital ratio	12.62%	12.85%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.12	1.47%
Allowance for loan losses to non-accrual loans	977.68%	850.62%
Total non-performing assets to total assets(6)	0.21%	0.12%

*	Includes the loan held for sale in the amount of $6,337,806 and $2,310,294 at June 30, 2002 and 2001, respectively, and average balance of $4,077,456 and $770,098 for the six months ended June 30, 2002 and 2001, respectively.

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly assets balances.

(6)	Non-performing assets include non-accrual loans and other real estate owned.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which we are subject. For additional information concerning these factors, see “Item 1. Business - Factors That May Affect Business or the Value of Our Stock” contained in our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Overview

     Net Income. Our net income for the three months ended June 30, 2002 was $ 2.8 million or $0.48 per diluted share compared to $3.3 million or $0.57 per diluted share for the same quarter of 2001, which represented a decrease of approximately $0.5 million or 15.2%. The decrease resulted primarily from a decrease in interest margin and an increase in non-interest expense. The annualized return on average assets was 1.50 % for the second quarter of 2002 compared to 2.10% for the same period of 2001. The annualized return on average equity was 18.29% for the second quarter of 2002 compared to 27.47% for the same period of 2001. The resulting efficiency ratios were 61.63% for the three months ended June 20, 2002 compared with 53.64% for the corresponding period of the preceding year. The increase was primarily due to the increase in personnel expense related to the opening of new branches subsequent to the second quarter of prior year.

     For the six months ended June 30, 2002, our net income before the cumulative effect of a change in accounting principle was $5.1 million or $0.86 per diluted share compared to $6.1 million or $1.05 per diluted share for the same period of 2001, which represented a decrease of approximately $1.0 million or 16.4%. This decrease was primarily a result of a decrease in net interest margin from a series of interest rate cuts and partly from an increase in non-interest expense and loan loss provision offset by a decrease in income tax provision. Please see “Non-interest expense” and “Provision for income tax” for further discussion. The effect of the change in accounting principle, related to the one-time recognition of all negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, was a positive $4.2 million, resulting in total net income for the six months ended June 30, 2002 of $9.2 million or $1.57 per diluted share.

     The annualized return on average assets was 2.57% for the six months ended June 30, 2002 compared to a return on average assets of 1.97% for the corresponding period of 2001. The annualized return on average equity was 30.20% for the six months ended June 30, 2002 compared to a return on average equity of 25.83% for the corresponding period of 2001.

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

     Net interest income before provision for loan losses was $8.8 million for the three months ended June 30, 2002, which represented an increase of $1.2 million or 15.8% from net interest income of $7.6 million for the same period of 2002. This increase was primarily due to a decrease in interest expense on deposits, which have fully repriced to reflect the current market rates in year 2002. Interest income for the three months ended June 30, 2002 was $12.0 million, which represented a decrease of $0.3 million or 2.4% over interest income of $12.3 million for the same period of 2001. Despite a 20.5% increase in average interest-earning assets, interest income decreased primarily due to 200 basis point rate cuts made by the Federal Reserve Bank during the last 12-month period. Interest expense for the three months ended June 30, 2002 was $3.2 million, which represented a decrease of $1.5 million or 31.9% from $4.7 million for the same period of 2001. Net interest margin decreased to 5.09% for the second quarter of 2002, compared with 5.29% for the same period in 2001.

     Net interest income before provision for loan losses was $16.2 million for the six months ended June 30, 2002, which represented an increase of $0.7 million, or 4.5% from net interest income of $15.5 million for the six months ended June 30, 2001. This increase was primarily due to an increase in interest-earning assets and a decrease in interest expense on deposits of $4.0 million or 44.9% to $4.9 million for the six months ended June 30, 2002 from $8.9 million for the same period of 2001.

     Interest income for the six months ended June 30, 2002 was $22.4 million, which represented a decrease of $2.6 million or 10.4% over interest income of $25.0 million for the six months ended June 30, 2001. The decrease was the net result of a $5.2 million increase in average interest-earning assets (volume change) off-set by a $7.9 million decrease in the yield earned on those average interest-earning assets (rate change).

     The yield on average interest-earning assets decreased to 6.80% for the six months ended June 30, 2002, from a yield of 9.02% for the six months ended June 30, 2001. This decrease is mainly due to a 200 basis point decrease in prime rate by the Federal Reserve Board (“FRB”) between these periods.

     Interest expense for the six months ended June 30, 2002 was $6.1 million, which represented a decrease of $3.4 million or 35.8% over interest expense of $9.5 million for the same period of 2001. The decrease was the net result of a $1.5 million increase in average interest-bearing liabilities (volume change) off-set by a $4.9 million decrease in the cost of those interest-bearing liabilities (rate change).

     The average cost of interest-bearing liabilities decreased to 2.76% for the six months ended June 30, 2002 from 5.02% for the six months ended June 30, 2001. This decrease is mainly due to decreases in interest rates noted above.

     Net Interest Margin. Net interest margin was 4.94% for the six months ended June 30, 2002, down from 5.59% for the same period of 2001. The decrease in the net interest margin resulted primarily from a decrease in interest rates. Because we are asset -sensitive, which means our assets generally reprice more often than liabilities, the decline in interest rates affected our interest-earning assets at a faster rate than it did our deposits and other interest-bearing liabilities.

     The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for six-month periods indicated:

	June 30, 2002			June 30, 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	(Dollars in thousands)
Interest earning assets:
Net loans	$535,207	$19,397	7.25%	$409,315	$20,489	10.01%
Other investments	2,389	43	3.60%	5,994	205	6.87%
Securities	91,763	2,678	5.84%	72,238	2,560	7.09%
Federal funds sold	28,687	247	1.72%	67,899	1,787	5.26%
Total interest earning assets	$658,046	$22,365	6.80%	$555,446	$25,041	9.02%
Interest bearing liabilities:
Demand, interest-bearing	85,391	762	1.78%	88,873	1,665	3.75%
Savings	82,643	1,008	2.44%	58,222	1,000	3.44%
Time certificates of deposit	236,619	3,149	2.66%	217,460	6,225	5.73%
Subordinated notes	4,231	190	9.00%	4,300	194	9.00%
FHLB borrowings	20,622	380	3.69%	5,000	168	6.74%
Trust preferred securities	13,826	629	9.10%	4,962	263	10.60%
Total interest bearing Liabilities	$443,332	$6,118	2.76%	$378,817	$9,515	5.02%
Net interest income		$16,247			$15,526
Net yield on interest-earning assets			4.94%			5.59%
Net interest spread			4.04%			4.00%
Average interest-earning assets to average interest-bearing liabilities			148.4%			146.6%

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

	Six Months Ended
	June 30, 2002 over June 30, 2001

	Net	Change due to
	Increase/
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	($1,092)	($6,476)	$5,384
Interest on other investments	(162)	(72)	(90)
Interest on securities	118	(499)	617
Interest on fed funds sold	(1,540)	(829)	(711)

Total Interest income:	($2,676)	($7,876)	$5,200

INTEREST EXPENSE
Interest on demand deposits	($903)	($840)	($63)
Interest on savings	8	(340)	348
Interest on time certificates of deposits	(3,076)	(3,583)	507
Interest on subordinated notes	(4)	—	(4)
Interest on FHLB borrowings	212	(107)	319
Interest on trust preferred securities	366	(42)	408

Total Interest Expense:	($3,397)	($4,912)	$1,515

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

     We made a $950,000 provision for loan losses in the first half of 2002. This was primarily due to the growth experienced in the loan portfolio. No provision was made for the first half of 2001. During the first half of 2001, we recovered approximately $1.2 million in loans previously charged off which were mostly due to recoveries on the loans from the Korea First Bank of New York acquisition. We believe that the allowance is sufficient for the known and inherent losses at June 30, 2002. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

     Non-interest income for the second quarter of 2002 was $4.2 million compared to $4.7 million for the corresponding quarter of 2001, which represented a decrease of $500,000, or 10.6%, primarily as a result of decrease in gains on sale of SBA loans, investment securities, and discontinued recognition of negative goodwill amortization of $331,000 during the quarter. Gains on sale of SBA loans and investment securities for the second quarter of 2002 were approximately $424,000 and $473,000, respectively, compared to gains on sale of SBA loans and investment securities for the corresponding quarter of 2001 of $674,000 and $708,000, respectively. The service charge on deposits decreased approximately $78,000 or 4.8% to $1.5 million for the second quarter of 2002, from $1.6 million for the corresponding quarter of 2001. This was due to a closing of one major customer’s account in the Jackson Heights branch, which contributed a major portion of analysis fee income for the branch.

     Non-interest income for the six months ended June 30, 2002 was $7.9 million compared to $7.8 million for the corresponding period of 2001, which represented a slight increase of approximately $94,000 or 1.2%. For the six months ended June 30, 2002, the decrease in service charges on deposits and discontinued recognition of negative goodwill amortization of $662,000 was offset by the increase in income from the gains on sale of SBA loans and investment securities. The detail of non-interest income is shown in the table below. At January 1, 2002, the amortization of negative goodwill was no longer allowed and the remaining negative goodwill of $4.2 million at December 31, 2001 was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of income.

     The summary of our non-interest income by category is illustrated below:

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended

	6/30/02	Amount	Percent (%)	6/30/01

		(Dollars in thousands)
Non-interest income
Service charges on deposits	$2,952	$(67)	–2.2%	$3,019
International service fee income	1,270	66	5.5%	1,204
Wire transfer fees	484	1	0.2%	483
Service fee income from SBA	270	54	25.0%	216
Earnings on cash surrender value	227	63	38.4%	164
Loan documentation fee	219	109	99.1%	110
Gain on sale of OREO	37	1	2.8%	36
Gain on sale of SBA loans	781	107	15.9%	674
Gain on sale of securities	1,045	337	47.6%	708
Gain on interest rate swaps	26	26	100%	—
Amortization of negative goodwill	—	(662)	–100.0%	662
Other	545	16	3.0%	529

Total non-interest income:	$7,856	$51	0.7%	$7,805

Non-interest Expense

     Non-interest expense, which is comprised primarily of employees’ salaries and benefits, occupancy and other operating expenses for the second quarter of 2002 was $8.0 million compared to $6.6 million for the corresponding quarter of 2001. This represented an increase of $1.4 million or 21.2%. This increase was primarily due to an increase in salaries and benefit expenses, advertising and marketing expenses, and loan collection and other related expenses during the second quarter of 2002.

     Salaries and benefit expenses increased $518,000 or 14.4% to $4.2 million during the second quarter of 2002, from $3.6 million for the corresponding quarter of 2001. Additional employees were hired since the second quarter of 2001 when new offices were opened (Cerritos branch, Aroma branch, and loan production office in Atlanta). Furthermore, over the last 12 months, we have invested in the hiring of more experienced personnel for specialized areas, such as compliance, internal audit, and legal to accommodate our growth and to comply with the Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) signed with the Office of the Comptroller of the Currency (the “OCC”) (see Regulatory Matter — Consent Order section below).

     The advertising and marketing related expenses incurred during the second quarter of 2002 were $384,000, which represented an increase of $185,000 or 93.0% from $199,000 during the corresponding quarter of 2001. This increase was due to the increased efforts to further expose our image in California as well as New York through television advertisements. Credit related expenses which include loan collection expenses, were $250,000 during the second quarter of 2002, which represented an increase of $209,000 or 509.8% from $41,000 during the corresponding quarter of 2001. This increase was mainly due to expenses incurred related to collection from charged-off loans.

     Salaries and employee benefits expenses for the six months of 2002 increased $1.0 million or 13.9% to $8.2 million from $7.2 million for the corresponding quarter of 2001. Net occupancy and equipment expenses also increased $300,000 or 12.0% to $2.8 million for the six months of 2002 from $2.5 million for the corresponding period of 2001 due to opening of new branches, as mentioned above. The increase in advertising and marketing related expenses is related to the television advertisements also mentioned above.

     The summary of our non-interest expenses is illustrated below:

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended

	6/30/02	Amount	Percent (%)	6/30/01

		(Dollars in thousands)
Non-interest expense
Salaries and benefits	$8,223	$1,056	14.7%	$7,167
Net occupancy	2,053	183	9.8%	1,870
Furniture and equipment	761	132	21.0%	629
Advertising & marketing related	598	203	51.4%	395
Corporate & regulatory fees	268	7	2.7%	261
Communications	299	18	6.4%	281
Data processing	781	28	3.7%	753
Professional fees	541	20	3.8%	521
Loan referral fees	251	71	39.4%	180
Office supplies & forms	171	(48)	–21.9%	219
Directors’ fees	200	25	14.3%	175
Credit related expenses	426	114	36.5%	312
Amortization of goodwill	—	(37)	–100.0%	37
Amortization of intangible assets	63	—	0%	63
Others	638	211	49.4%	427

Total non-interest expense:	$15,273	$1,983	14.9%	$13,290

Provision for Income Taxes

     The provision for income taxes was $1.5 million and $2.3 million on income before taxes and cumulative effect of a change in accounting principle of $4.4 million and $5.7 million for the three months ended June 30, 2002 and 2001, respectively. The provision for income taxes was $2.8 million and $3.9 million on income before taxes and cumulative effect of a change in accounting principle of $7.9 million and $10.0 million for the six months ended June 30, 2002 and 2001, respectively. The effective tax rate for the six months ended June 30, 2002 was 35.8%, compared with 39.2% for the six months ended June 30, 2001. This decrease was primarily due to permanent differences from loan recoveries relating to the charged-off loans of Korea First Bank of New York prior to the acquisition which neither we or Korea First Bank of New York has taken the tax benefit for and tax-exempt investment securities. The current portfolio of tax-exempt investment securities at June 30, 2002 was $35.1 million which yield an approximately 5.0%.

Financial Condition

     At June 30, 2002, our total assets were $793.7 million, an increase of $114.3 million or 17.0%, from $679.4 million at December 31, 2001. The growth resulted primarily from increases in interest- earning assets.

Investment Security Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No. 115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We owned no trading securities at June 30, 2002. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of June 30, 2002, we had $4.4 million of held-to-maturity securities and $93.5 million of available-for-sale securities, compared to $4.3 million and $65.1 million at December 31, 2001, respectively. The total net unrealized loss on the available-for sale securities at June 30, 2002 was $56,000, compared to net unrealized gain of $558,000 at December 31, 2001. During the first half of 2002, we purchased a total of $65.8 million in available-for-sale securities and sold $31.1 million and recognized total gross gains of $1.0 million.

     Securities with an amortized cost of $2.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at June 30, 2002. Securities with an amortized cost of $33.2 million and $34.8 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at June 30, 2002.

     The following table presents our securities portfolio on the dates indicated:

	At June 30, 2002			At December 31, 2001

	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain

	(Dollars in thousands)
Held-to-maturity
U.S. Government Securities	$1,654	$1,651	($3)	$1,598	$1,520	($78)
U.S. Corporate Notes	2,752	2,805	53	2,726	2,754	28

Total held-to-maturity	$4,406	$4,456	$50	$4,324	$4,274	($50)
Available-for-Sale
U.S. Government Securities	$32,013	$32,454	$441	$16,154	$16,521	$367
Collateralized Mortgage Obligation	7,735	7,882	147	8,756	8,977	221
Mortgage-backed Securities	5,976	6,020	44	1,102	1,104	2
Asset-backed Securities	234	234	0	383	384	1
Municipal Bonds	24,468	24,391	(77)	4,369	4,304	(65)
U.S. Corporate Notes	12,460	12,078	(382)	32,359	32,287	(72)
Korean Corporate Notes	—	—	—	1,451	1,555	104
U.S. Agency Preferred Stocks	10,655	10,426	(229)	—	—	—

Total available-for-sale	$93,541	$93,485	$(56)	$64,574	$65,132	$558

Total Investment Portfolio:	$97,947	$97,941	$(6)	$68,898	$69,406	($508)

     The amortized cost and estimated fair value of investment securities as of June 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2002

			Weighted
	Amortized	Market	Average
Held-to-maturity	Cost	Value	Yield

	(Dollars in thousands)
U.S. Government:
After ten years	$1,654	$1,651	6.97%
U.S. Corporate Notes:
One to five years	2,002	2,141	7.07%
After ten years	750	664	7.48%

Total held-to-maturity	$4,406	$4,456	7.10%

Available-for-sale
U.S. Government:
One to five years	$18,018	$18,157	4.23%
Five to ten years	11,995	12,236	4.84%
After ten years	2,000	2,061	7.00%
Collateralized Mortgage Obligations:
Five to ten years	852	891	6.75%
After ten years	6,883	6,992	5.43%
Mortgage-backed Securities:
One to five years	2,964	2,970	4.70%
After ten years	3,012	3,050	6.48%
Asset-backed Securities:
Five to ten years	234	234	4.38%
Municipal Bonds:
After ten years	24,468	24,391	5.07%
U.S. Corporate Notes :
Due within one year	5,490	5,518	7.29%
One to five years	998	1,024	5.81%
Five to ten years	1,853	1,624	8.01%
After ten years	4,119	3,912	9.16%
U.S. Agency Preferred Stocks:	10,655	10,425	6.20%
Total available-for-sale	$93,541	$93,485	4.79%

Total Investment Portfolio	$97,947	$97,941	4.90%

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

     As of June 30, 2002, our gross loans (net of unearned fees), including loans held for sale, increased by $101.8 million or 20.0% to $610.7 million from $508.9 million at December 31, 2001. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at June 30, 2002 increased by $12.2 million or 4.6% to $276.5 million from $264.3 million at December 31, 2001. Real estate and construction loans increased by $85.2 million or 42.9% to $283.8 million from $198.6 million at December 31, 2001. There has been an increasing demand on real estate loans during the past months since the interest rate remains at a 40 year low.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$276,526	45.2%	$264,283	51.9%
Real estate and construction loans	283,780	46.4%	198,622	39.0%
Consumer loans	51,388	8.4%	46,596	9.1%

Total loans outstanding	611,694	100.0%	509,501	100.0%
Unamortized loan fees, net of costs	(956)		(650)
Less: Allowance for loan losses	(6,834)		(6,710)

Net Loans Receivable	$603,904		$502,141

*	Includes loans held for sale of $6,337,806 at June 30, 2002 and $3,657,842 at December 31, 2001.

     We do not normally extend lines of credit and make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to the renewal. The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

(dollars in thousands)	June 30, 2002	December 31, 2001

Loan commitments	$129,600	$146,201
Standby letters of credit	4,080	4,785
Commercial letters of credit	32,310	21,634

     At June 30, 2002, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $1.7 million, which represented a decrease of $100,000 or 5.56% from $1.8 million at December 31, 2001. The nonperforming loans were $723,000, which represented a decrease of approximately $1.0 million or 55.56% from $1.8 million at December 31, 2002. This decrease was due to $1.5 million charge offs we made during the first half of 2002. During the second quarter of 2002, a total of $870,000 loans were restructured, which is a part of nonperforming assets.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$699	$1,720
Loan past due 90 days or more, still accruing	24	36

Total Nonperforming Loans	723	1,756
Other real estate owned	57	—
Restructured loans	870	—

Total Nonperforming Assets	$1,650	$1,756

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

     The resulting migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. For loan type pools that have no historical loss, we have established a minimum risk factor for each loan grade Pass (0.40% - 1.0%), Special Mention (3.0% - 5.0%), Substandard (7.0% - 15.0%), Doubtful (50.0%), and Loss (100.0%).

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

     The allowance for loan losses was $6.8 million at June 30, 2002, compared to $6.8 million at June 30, 2001. We recorded a provision of $950,000 for the first half of 2002 due to the increased loan portfolio. During the first half of 2002, we charged off $1.5 million and recovered $672,000. The allowance for loan losses was 1.12% of gross loans at June 30, 2002 compared to 1.47% at June 30, 2001. This decrease in the ratio was primarily due to an increase in new loans in the loan portfolio and a decrease in classified loans. The total classified loans at June 30, 2002 was $1.7 million, compared to $3.8 million at June 30, 2001.

     Based on the calculation and continued loan recoveries, we believe the level of allowance as of June 30, 2002 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months	Six months
	Ended	Ended
	June 30, 2002	June 30, 2001

	(Dollars in thousands)
Loans:
Average gross loans	$542,046	$416,670
Total gross loans at end of period, net of unearned fees	610,738	464,778
Allowance:
Balance — beginning of period	6,710	7,881
Loans charged off:
Commercial	1,389	2,039
Consumer	109	106
Real estate	—	83

Total loans charged off	1,498	2,228
Less: Recoveries on loan previous charged off
Commercial	634	642
Consumer	30	155
Real estate	8	372

Total recoveries	672	1,169

Net loan charged-off	826	1,059
Provision for loan losses	950	—
Less: provision for losses on commitments and letters of credit	—	—

Balance — end of period	$6,834	$6,822

RATIO
Net loan charge-offs to average total loans	0.15%	0.25%
Net loan charge-offs to total loans at end of period	0.14%	0.23%
Allowance for loan losses to average total loans	1.26%	1.64%
Allowance for loan losses to total loans at end of period	1.12%	1.47%
Net loan charge-offs to beginning allowance	12.31%	13.44%
Net loan charge-offs to provision for loan losses	86.95%	N/A

Deposits and Other Borrowings

     Deposits. Deposits are our primary source of funds to use in lending and investment activities. At June 30, 2002, our deposits increased by $67.9 million or 11.5% to $657.7 million from $589.8 million at December 31, 2001. Demand deposits totaled $225.7 million, which represented an increase of $26.6 million or 13.4% from $199.1 million at December 31, 2001. Time deposits over $100,000 totaled $195.9 million, which represented an increase of $37.7 million or 23.8% from $158.2 million at December 31, 2001. Other interest-bearing demand deposits, including money market and super now accounts, totaled $82.1 million, which represented a decrease of $2.0 million or 2.4% from $84.1 million at December 31, 2001.

     At June 30, 2002, 34.3% of the total deposits were non-interest bearing demand deposits, 40.5% were time deposits, 12.7% were savings accounts, and 12.5% were interest bearing demand deposits. By comparison, at December 31, 2001, 33.8% of the total deposits were non-interest bearing demand deposits, 38.6% were time deposits, 14.3% were savings accounts, and 13.4% were interest bearing demand deposits.

     At June 30, 2002, we had a total of $27.7 million in time deposits brought in through brokers and $20 million in time deposits from the State of California Treasurer’s Office, collateralized with our securities with an amortized cost of $34.8 million. The detail of those deposits is shown on the table below.

Brokered Deposits

Amount	Issue Date	Maturity Date	Rate

$10,000,000	05/08/2002	08/08/2002	1.70%
3,000,000	05/08/2002	11/08/2002	1.95%
616,000	05/15/2002	11/15/2002	1.95%
10,000,000	05/22/2002	11/22/2002	2.05%
2,000,000	02/14/2001	02/14/2003	5.30%
2,090,000	02/16/2001	02/16/2006	5.65%

$27,706,000			2.42%

State Deposits

Amount	Issue Date	Maturity Date	Rate

$5,000,000	06/17/2002	12/16/2002	1.87%
5,000,000	04/22/2002	10/21/2002	2.00%
10,000,000	04/18/2002	10/21/2002	2.00%

$20,000,000			1.97%

     On September 30, 1999, we issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 30, 2004 but with a prepayment option commencing September 30, 2002. Interest on the notes is payable quarterly. We will pay out the principal at the end of three-year term on September 30, 2002, which is allowable as indicated in the note agreement. On April 9, 2002, a partial paydown of $150,000 was made to one of the debt holder upon his request. At June 30, 2002, $1.7 million, which represents 40% of the total outstanding amount of the notes which is $4.15 million, qualified as risk-based Tier 2 capital.

     In October of 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities, with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at June 30, 2002.

FHLB Advances	Issue Date	Maturity Date	Rate

$5,000,000	10/19/2000	10/19/2007	6.70%
5,000,000	02/04/2002	02/04/2004	3.39%
2,000,000	02/27/2002	02/27/2003	2.42%
3,000,000	02/28/2002	08/28/2002	2.02%
5,000,000	04/25/2002	03/31/2003	2.52%
5,000,000	04/26/2002	03/31/2004	3.53%
13,000,000	05/02/2002	01/27/2003	2.31%

$38,000,000			3.20%

     Nara Bancorp established special purpose trusts in 2001 and 2002 for the purpose of issuing Preferred Trust Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinate Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinate Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of June 30, 2002.

			TRUST SECURITIES AND JUNIOR
			SUBORDINATED DEBENTURES
	TRUST SECURITIES
			PRINCIPAL			INTEREST
	ISSUANCE		BALANCE OF	STATED	ANNUALIZED	DISTRIBUTION
TRUST NAME	DATE	AMOUNT	DEBENTURES	MATURITY	COUPON RATE	DATES

(DOLLARS IN THOUSANDS)
Nara Capital Trust I	March 2001	$10,000	$10,400	June 8, 2031	10.18%	June 8 and December 8
Nara Statutory Trust II	March 2002	$8,000	$8,248	March 26, 2032	3 month LIBOR + 3.6%	March 26, June 26,
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

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $61.7 million at June 30, 2002. This represented an increase of $6.3 million or 11.4% over total stockholders’ equity of $55.4 million at December 31, 2001.

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

     At June 30, 2002, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Securities, was $77.5 million. This represented an increase of $14.1 million or 22.2% over total Tier 1 capital of $63.4 million at December 31, 2001. This increase was due to an additional $8.0 million in Trust Preferred Securities we sold and net income of $9.2 million off-set by stock repurchases of $2.3 million and cash dividends of $1.1 million, of which $560,000 was paid in April and $562,000 was declared during the second quarter of 2002 to be paid in July of 2002. At June 30, 2002, we had a ratio of total capital to total risk-weighted assets of 12.62% and a ratio of Tier 1 capital to total risk weighted assets of 11.38%. The Tier 1 leverage ratio was 10.33% at June 30, 2002.

     The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of June 30, 2002 and December 31, 2001.

	As of June 30, 2002 (Dollars in thousands)

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$77,516	10.33%	$30,019	4.00%	$47,497	6.33%
Tier 1 risk-based capital ratio	$77,516	11.38%	$27,254	4.00%	$50,262	7.38%
Total risk-based capital ratio	$86,011	12.62%	$54,508	8.00%	$31,503	4.62%

	As of December 31, 2001 (Dollars in thousands)

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$63,389	9.64%	$26,298	4.00%	$37,091	5.64%
Tier 1 risk-based capital ratio	$63,389	10.91%	$23,231	4.00%	$40,158	6.91%
Total risk-based capital ratio	$71,818	12.37%	$46,462	8.00%	$25,356	4.37%

Regulatory Issues — Consent Order

     On February 20, 2002, Nara Bank and its Board of Directors signed a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). Nara Bank, without admitting to any allegations, entered into the Consent Order in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. Failure to comply with a consent order permits the OCC to take various actions, including assessing civil monetary penalties or initiating termination of insurance proceedings, either of which, if taken against Nara Bank, would materially and adversely affect or render it impossible for us to continue our business and operations. In May 2002, the OCC completed a preliminary examination of Nara Bank to evaluate its progress in complying with the Consent Order. Although Nara Bank had not fully complied with the Consent Order, Management is taking all necessary steps to comply with the Consent Order, the Bank Secrecy Act and anti-money laundering regulations and anticipates being in full compliance with the Consent Order before the OCC’s re-evaluation, which is expected before the end of this year.

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

Liquidity and Interest Rate Sensitivity

     Liquidity risk is the risk to earnings or capital resulting from our inability to fund assets when needed and liability obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with a minimum loss of value. Factors considered in liquidity risk management are stability of the deposit base, marketability of our assets, maturity and availability of pledgeable investments, and customer demand for credits.

     In general, our sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from principal paydown, maturity and sales. Our primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

     We manage liquidity risk by controlling the level of federal funds and by maintaining lines with correspondent banks, the Federal Reserve Bank, and Federal Home Loan Bank of San Francisco. The sale of investment securities available—for-sale can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At June 30, 2002, our borrowing capacity included $13.0 million in federal funds line facility and $27.3 million in unused FHLB advances. In addition to the lines our liquid assets include cash and cash equivalents, interest bearing deposits in other banks, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $75.6 million at June 30, 2002, compared to $128.0 million at December 31, 2001. We believe our liquidity sources to be stable and adequate. At June 30, 2002, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

     Our results of operation are largely dependent upon our ability to manage interest rate risk, which is the impact of adverse fluctuations in interest rates on our net interest income and net portfolio value. Although in the normal course of business we manage other risks, such as credit and liquidity risk, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on our financial condition and results of operations.

     The fundamental objective of the asset liability management process is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The Asset Liability Committee meets monthly to monitor the interest rate risk, the sensitivity of our assets and liabilities to those interest rate changes, investment activities and direct changes in the composition of the balance sheet. The Asset Liability Committee is also authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We have used derivative instruments, primarily interest rate swap as part of our management of asset and liability positions in connection with our overall goal of minimizing the impact of interest rate fluctuations on our net interest margin or equity. These contracts are entered into for purposes of reducing our interest rate risk and not for trading purposes. At June 30, 2002, we had two interest rate swaps maturing on April 29, 2005 and April 30, 2007 with a notional value of $20 million each for a total of $40 million. On June 30, 2002 the fair value of the swaps was $418,938.

     Our balance sheet is inherently asset sensitive, which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecast of interest rate and security portfolio changes are used to manage the interest rate risk.

     We use gap analysis monthly to measure the repricing mismatches between interest earning assets and interest bearing liabilities. The interest rate sensitivity gap is determined by subtracting the amount of interest bearing liabilities from the amount of interest earning assets that reprice in a specified time period. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $92.2 million at June 30, 2002.

     The following table shows our gap position as of June 30, 2002.

	0-90 days	91-365 days	1-3 years	Over 3 yrs	Total

	(Dollars in thousands)
Total Investments *	$22,545	$9,236	$18,757	$71,852	$122,390
Total Loans	484,316	12,255	27,417	87,706	611,694

Rate Sensitive Assets:	506,861	21,491	46,174	159,558	734,084

Deposits:
Time Certificate of Deposit $100,000 or more	84,655	107,717	649	2,890	195,911
Time Certificate of Deposit Under $100,000	34,652	34,669	966	1	70,288
Money Market	72,622	—	—	—	72,622
Now Accounts	9,493	—	—	—	9,493
Savings Accounts	65,008	4,345	10,686	3,592	83,631
Other liabilities:
Subordinated Notes	—	—	4,150	—	4,150
FHLB Borrowings	3,000	20,000	10,000	5,000	38,000
Trust Preferred Securities	—	—	—	17,432	17,432

Rate Sensitive Liabilities:	$290,430	$166,731	$26,451	$28,915	$491,527

Net Gap Position	237,431	(145,240)	19,723	130,643
Net Cumulative Gap Position	237,431	92,171	111,914	242,557

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and deposits with other banks

     We also use a simulation analysis model quarterly to determine the sensitivity of net interest income and the economic value sensitivity of the balance sheet. The market value of equity is defined as the present value of assets minus the present value of liabilities. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of June 30, 2002.

	Net Interest Income	Market Value
	Volatility	Volatility

Change in Interest Rates (Basis Points)	June 30, 2002

+200	12.56%	-15.14%
+100	6.27%	-7.26%
-100	-6.55%	6.50%
-200	-13.12%	5.25%

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

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a vote of Security Holders

     On May 29, 2002, Nara Bancorp held its Annual Meeting of Stockholders. There were 5,603,437 shares entitled to vote, with 4,428,938 shares represented at the meeting in person or by proxy. The Annual Meeting of Stockholders of Nara Bancorp considered and voted upon the following matters:

1.	Election of five persons to serve on the Board of Directors until the next annual meeting and until their successors are elected and qualified;

2.	Amendment of the Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares; and

3.	Ratification of the appointment of Deloitte & Touche LLP as Nara Bancorp’s independent auditors for the fiscal year ending December 31, 2002.

     The election of five persons to serve on the Board of Directors was approved by a majority of votes entitled to vote at the Annual Meeting. Two nominees were approved with a total of 4,412,440 votes cast for, no votes against and 16,498 votes abstaining; two nominees were approved with a total of 4,421,940 votes cast for, no votes against and 6,998 votes abstaining and one nominee was approved with a total of 4,373,035 votes cast for, no votes against and 55,903 votes abstaining.

     The amendment of the Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares was approved with a total of 4,219,405 votes cast for, 201,834 votes against and 7,699 votes abstaining.

     The ratification of the appointment of Deloitte & Touche as the Corporation’s independent auditors for the fiscal year ending December 31, 2002 was approved with a total of 4,363,193 votes cast for, 56,345 votes against and 9,400 votes abstaining.

     There were no other matters brought before the Annual Meeting that required a vote of stockholders.

Item 5. Other information

     On July 30, 2002, two members of the Board of Directors of Nara Bank were appointed to serve on the Board of Directors of Nara Bancorp. The two directors, Yong Hwan Kim and John Park, will continue to serve on the Board of Directors of Nara Bank.

     Mr. Yong Hwan Kim has served as a member of the Board of Director of Nara Bank since 1993, and Mr. John Park has served as a member of the Board of Director of Nara Bank since 1992.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, 10.3. and 10.9.

Number	Description

2.1	Plan of Reorganization and Merger Agreement among Nara Bancorp, Inc., Nara Bank, N.A. and Nara Interim Bank, N.A.[1]

2.2	Agreement and Plan of Reorganization between Nara Bank, N.A., Korea First Bank of New York and Korea First Ltd., dated November 9, 1999[2]

3.1	Certificate of Incorporation of Nara Bancorp, Inc.[1]

Number	Description

3.2	Bylaws of Nara Bancorp, Inc.[1]

3.3	Amended Bylaws of Nara Bancorp, Inc.*

4.1	Form of Stock Certificate of Nara Bancorp, Inc.[3]

4.2	Subordinated Note Purchase Agreement[4]

4.3	Warrant Agreement[5]

4.4	Warrant Certificate Agreement[5]

4.5	Amended and Restated Trust Agreement of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, the Nara Bancorp and the Administrative Trustees named therein[9]

4.6	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee[9]

4.7	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp[9]

4.8	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee[9]

4.9	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor.[9]

4.10	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee[9]

4.11	Guarantee Agreement dated March 26, 2002 be and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association[9]

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan[5]

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan[5]

10.3	Nara Bank, N.A. Deferred Compensation Plan[9]

10.4	Lease for premise located at 118 Broad Avenue, Palisades Park, New Jersey[7]

10.5	Lease for premise located at 29 West 30th Street, New York, New York[7]

Number	Description

10.6	Lease for premise located at 138-02 Northern Boulevard., Flushing, New York[7]

10.7	Lease for premises located at 2250 Broadway, Oakland, California[7]

10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California . (incorporated herein by reference to Exhibit 10.8 on 10K filed with the Securities and Exchange Commission on March 31, 2000)

10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A.[4]

10.10	Consent Order issued by the OCC[8]

10.11	Tax Sharing Agreement[9]

10.12	Affiliate Agreement[9]

10.13	Form of Nara Bancorp, Inc Option Agreement with Nara Bancorp Directors (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim)[9]

21.1	List of Subsidiaries[9]

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on March 31, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

4.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on May 15, 2001.

5.	Incorporated by reference to Exhibits filed with our Statement on Form S-8 filed with the Commission on April 19, 2001.

6.	Incorporated by reference to Exhibits filed with our Statement on Form 10-K filed with the Commission on March 31, 2000.

7.	Incorporated by reference to Exhibits filed with our Statement on Form 10-K filed with the Commission on April 2, 2001.

8.	Incorporated by reference to Exhibits filed with our Statement on Form 8-K filed with the Commission on February 26, 2002.

9.	Incorporated by reference to Exhibits filed with our Statement on Form 10K filed with the Commission on April 2, 2002.

*	Filed herein

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.
Date: August 14, 2002	By	/s/ Bon T. Goo

Bon T. Goo Chief Financial Officer (Principal financial or accounting officer and duly authorized signatory)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Nara Bancorp, Inc (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: August 14, 2002	By	/s/ Benjamin Hong

Benjamin Hong President and Chief Executive Officer

	By	/s/ Bon T. Goo

Bon T. Goo Executive Vice President and Chief Financial Officer