Form 10-Q
period 2002-09-30
NARA BANCORP INC
filed 2002-11-14
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Yes     [X]                No      [   ]

          As of September 30, 2002, there were 5,360,365 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ASSETS	September 30	December 31,

	2002	2001

Cash and due from banks	$33,481,255	$30,364,996
Federal funds sold	7,000,000	42,230,000
Interest-bearing deposits in other banks	95,000	487,000
Securities available for sale, at fair value	84,178,136	65,131,608
Securities held to maturity, at amortized cost (fair value: 9/30/02 - $2,928,090 ; 12/31/01- $4,274,010)	2,765,708	4,323,569
Interest-only strips, at fair value	265,358	224,322
Loans held for sale, at the lower of cost or market	5,002,735	3,657,842
Loans receivable, net of allowance for loan losses (9/30/2002 - $7,068,386; 12/31/2001 - $6,709,575)	656,372,696	498,482,682
Federal Reserve Bank stock	963,465	918,300
Federal Home Loan Bank stock	3,250,000	266,700
Premises and equipment	5,057,911	5,301,080
Other real estate owned	35,545	—
Accrued interest receivable	3,392,855	3,242,772
Servicing assets	1,723,795	1,182,414
Deferred income taxes, net	4,594,549	5,994,002
Customers’ acceptance liabilities	6,141,866	2,609,753
Cash surrender value of life insurance	10,689,367	10,429,962
Goodwill and intangible assets, net	1,252,618	1,347,030
Interest rate swaps, at fair value	2,184,179	—
Other assets	4,462,861	3,244,143

TOTAL	$832,909,899	$679,438,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$208,167,381	$199,082,971
Interest-bearing:
Money market and other	81,050,077	84,102,987
Savings deposits	75,784,831	78,932,997
Time deposits of $100,000 or more	224,400,329	158,224,821
Other time deposits	81,701,839	69,500,626

Total deposits	671,104,457	589,844,402
Borrowing from Federal Home Loan Bank	65,000,000	5,000,000
Subordinated notes	—	4,300,000
Accrued interest payable	2,787,830	3,205,721
Acceptances outstanding	6,141,866	2,609,753
Negative goodwill, net	—	4,192,334
Trust Preferred Securities	17,407,638	9,665,082
Other liabilities	7,404,980	5,193,475

Total liabilities	769,846,771	624,010,767
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 20,000,000 shares and 10,000,000 shares at September 30, 2002 and December 31, 2001, respectively; issued and outstanding, 5,360,365 and 5,572,837 shares at September 30, 2002 and December 31, 2001, respectively	5,360	5,573
Capital surplus	27,828,974	32,989,549
Retained earnings	32,772,939	22,075,612
Accumulated other comprehensive income :
Unrealized gain on securities available for sale and interest-only strips, net of taxes of $771,520 and $36,086 at September 30, 2002 and December 31, 2001, respectively	1,211,409	356,674
Unrealized gain on interest rate swaps, net of tax of $829,630 at September 30, 2002	1,244,446	—

Total stockholders’ equity	63,063,128	55,427,408

Total liabilities and stockholders’ equity	$832,909,899	$679,438,175

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
For the three months and nine months ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$11,414,320	$10,231,787	$30,810,690	$30,720,483
Interest on securities	1,172,070	1,103,383	3,850,317	3,663,622
Interest on other investments, including TCD with other financial institution	53,143	42,432	95,903	247,484
Interest on federal funds sold	98,829	343,553	346,249	2,130,630

Total interest income	12,738,362	11,721,155	35,103,159	36,762,219

INTEREST EXPENSE:
Interest expense on deposits	2,675,713	3,597,504	7,594,474	12,487,748
Interest on other borrowings	831,915	437,117	2,031,389	1,062,070

Total interest expense	3,507,628	4,034,621	9,625,863	13,549,818

Net interest income before provision for loan losses	9,230,734	7,686,534	25,477,296	23,212,401
Provision for loan losses	400,000	300,000	1,350,000	300,000

Net interest income after provision for loan losses	8,830,734	7,386,534	24,127,296	22,912,401

OTHER OPERATING INCOME:
Service charges on deposit accounts	1,656,025	1,421,527	4,608,576	4,440,621
Other charges and fees	1,662,815	1,440,748	4,642,661	4,119,810
(Loss) gain on sale of available-for-sale securities	(69,973)	—	975,135	708,244
Gain on sale of premises and equipment	10,752	519	44,936	27,484
(Loss) gain on sale of OREO	(6,835)	—	29,963	35,555
Gain on sale of SBA loans	1,190,166	399,886	1,971,387	1,074,319
Gain on interest rate swaps	83,733	—	110,103	—
Amortization of negative goodwill	—	330,974	—	992,922

Total other operating income	4,526,683	3,593,654	12,382,761	11,398,955

OTHER OPERATING EXPENSE:
Salaries, wages and employee benefits	4,276,944	3,868,473	12,500,122	11,034,981
Net occupancy expense	1,093,329	993,406	3,146,264	2,863,441
Furniture and equipment expense	388,212	326,848	1,149,596	956,083
Advertising and marketing expense	469,829	199,540	1,067,972	595,035
Data processing expense	463,443	383,555	1,243,962	1,136,130
Professional fee	932,741	442,504	1,473,479	963,892
Other operating expenses	667,595	729,738	2,983,625	2,684,483

Total other operating expense	8,292,093	6,944,064	23,565,020	20,234,045

Income before income taxes and cumulative effect of a change in accounting principle	5,065,324	4,036,124	12,945,037	14,077,311
Income tax provision	1,956,000	1,490,000	4,781,000	5,428,000

Income before cumulative effect of a change in accounting principle	3,109,324	2,546,124	8,164,037	8,649,311
Cumulative effect of a change in accounting pinciple	—	—	4,192,334	—

Net income	$3,109,324	$2,546,124	$12,356,371	$8,649,311

Earnings Per Share:
Income before cumulative effect of a change in accounting principle
Basic	$0.57	$0.46	$1.48	$1.57
Diluted	0.54	0.43	1.40	1.49
Cumulative effect of a change in accounting principle
Basic	$—	$—	$0.77	$—
Diluted	—	—	0.72	—
Net income
Basic	$0.57	$0.46	$2.25	$1.57
Diluted	0.54	0.43	2.12	1.49

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(Unaudited)

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income	Income

BALANCE, DECEMBER 31, 2001	5,572,837	$5,573	$32,989,549	$22,075,612	$356,674
Warrants exercised	60,000	60	719,940
Stock options exercised	9,677	9	69,759
Stock repurchased	(282,149)	(282)	(5,950,274)
Cash dividend declared				(1,659,044)
Comprehensive income:
Net income				12,356,371		$12,356,371
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only strips, net of tax					854,735	854,735
Change in unrealized gain on interest rate swaps, net of tax					1,244,446	1,244,446

Comprehensive income						$14,455,552

BALANCE, SEPTEMBER 30, 2002	5,360,365	$5,360	$27,828,974	$32,772,939	$2,455,855

DISCLOSURE OF RECLASSIFICATION AMOUNT FOR NINE MONTHS ENDED SEPTEMBER 30, 2002

Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains arising during the period, net of tax expense of $959,877	$1,439,816
Less: Reclassification adjustment for gains included in net income, net of tax expense of $390,054	(585,081)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax expense of $569,823	$854,735

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period, net of tax expense of $873,671	$1,310,508
Less: Reclassification adjustment for gains included in net income, net of tax expense of $44,041	(66,062)

Net change in unrealized gain of interest rate swaps, net of tax expense of $829,630	$1,244,446

4

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$12,356,371	$8,649,311
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	740,710	(652,552)
Provision for loan losses	1,350,000	300,000
Provision for decline in securities available for sale	—	138,083
Provision for other real estate owned	16,414	—
Proceeds from sales of SBA Loans	34,607,973	17,742,631
Origination of SBA Loans	(50,801,656)	(12,292,865)
Net gain on sale of SBA loans	(1,971,387)	(1,074,319)
Gain on sales of securities available for sale	(975,135)	(708,244)
Gain on sales of premises and equipment	(44,936)	(27,484)
Gain on sale of other real estate owned	(29,963)	(35,555)
Gain on interest rate swap	(110,103)	—
Increase in accrued interest receivable	(150,083)	(280,203)
(Increase) decrease in other assets	(1,838,170)	454,769
(Decrease) increase in accrued interest payable	(417,891)	254,002
Increase in other liabilities	1,700,399	648,165
Cumulative effect of a change in accounting principle	(4,192,334)	—

Net cash (used in) provided by operating activities	(9,759,791)	13,115,739

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(142,495,520)	(147,107,641)
Net increase in cash surrender value of life insurance	(259,405)	(5,284,832)
Purchase of premises and equipment	(587,829)	(845,402)
Purchase of securities available for sale	(77,854,164)	(42,190,589)
Proceeds from sale of other real estate owned	131,759	298,505
Proceeds from sale of premises and equipment	39,000	1,752,155
Proceeds from sale of securities available for sale	39,236,934	14,190,305
Proceeds from matured or called securities held to maturity	1,662,949	13,548,440
Proceeds from matured or called securities available for sale	22,012,009	17,000,697
Purchase of Federal Home Loan Bank stock	(2,983,300)	(11,600)
Purchase of Federal Reserve stock	(45,165)	—
(Increase) decrease in interest-only strip	(9,762)	50,986
Purchase of interest-bearing deposits in other banks	(4,850,000)	—
Proceeds from matured interest-bearing deposits in other banks	5,242,000	5,165,000

Net cash used in investing activities	(160,760,494)	(143,433,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	81,260,055	19,487,180
Proceeds from issuance of Trust Preferred Securities, net	7,729,459	9,662,220
Payment of cash dividend	(1,122,182)	(822,753)
Proceeds from called subordinated notes	(4,300,000)	—
Repurchase of common stock	(5,950,556)	—
Proceeds from Federal Home Loan Bank borrowing	60,000,000	—
Proceeds from stock options exercised	69,768	166,762
Proceeds from warrants exercised	720,000	637,425

Net cash provided by financing activities	138,406,544	29,130,834

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,113,741)	(101,187,403)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,594,996	132,680,310

CASH AND CASH EQUIVALENTS, END OF YEAR	$40,481,255	31,492,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$10,043,754	13,295,816
Income Taxes Paid	$2,820,400	6,620,653
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$75,684	—
Transfer of loans receivables to loan held for sale	$—	$8,731,016

See accompanying notes to consolidated financial statements

5

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

2.  Basis of Presentation

Our consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

The consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, Nara Bank, Nara Bancorp Capital Trust I and Nara Statutory Trust II. All significant intercompany transactions and balances have been eliminated in consolidation.

We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim periods ended September 30, 2002. Certain reclassifications have been made to prior period amounts to conform to the September 30, 2002 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2001 Annual Report on Form 10-K.

3.  Dividends

On July 30, 2002, we declared a $0.10 per share cash dividend payable on October 11, 2002 to stockholders of record at the close of business on September 30, 2002. On May 29 and February 28, 2002, we declared a $0.10 per share cash dividend in each period, payable on July 12 and April 11, 2002 to stockholders of record at the close of business on June 30 and March 31, 2002, respectively.

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

      The following tale shows how we computed basic and diluted earnings per share at September 30, 2002 and 2001.

	For the Three Months Ended September 30,

	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,109,324	5,438,826	$0.57	$2,546,124	5,531,565	$0.46

Effect of Dilutive Securities:
Options — Common Stock Equivalent		287,741	(0.03)		288,396	(0.02)
Warrants — Common Stock Equivalent		29,626	(0.00)		43,186	(0.01)

Diluted EPS	$3,109,324	5,756,193	$0.54	$2,546,124	5,863,147	$0.43

	For the Nine Months Ended September 30,

	2002			2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Before Cumulative Effect of a Change in Accounting Principle

Basic EPS	$8,164,037	5,550,028	$1.48	$8,649,311	5,496,113	$1.57

Effect of Dilutive Securities:
Options — Common Stock Equivalent		287,278	(0.07)		276,317	(0.07)
Warrants — Common Stock Equivalent		37,284	(0.01)		33,455	(0.01)

Diluted EPS	$8,164,037	5,824,590	$1.40	$8,649,311	5,805,885	$1.49

Cumulative Effect of a Change in Account Principle

Basic EPS	$4,192,334	5,500,028	$0.77

Effect of Dilutive Securities:
Options — Common Stock Equivalent		287,278	(0.04)
Warrants — Common Stock Equivalent		37,284	(0.01)

Diluted EPS	$4,192,334	5,824,590	$0.72

After Cumulative Effect of a Change in Accounting Principle

Basic EPS	$12,356,371	5,500,028	$2.25	$8,649,311	5,496,113	$1.57

Effect of Dilutive Securities:
Options — Common Stock Equivalent		287,278	(0.11)		276,317	(0.07)
Warrants — Common Stock Equivalent		37,284	(0.02)		33,455	(0.01)

Diluted EPS	$12,356,371	5,824,590	$2.12	$8,649,311	5,805,885	$1.49

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

The second offering was completed on March 26, 2002 and we raised $8.0 million through Nara Statutory Trust II (“Trust II”), as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the 3-month LIBOR plus 3.60 percent and paid quarterly. For the period beginning on June 26, 2002 to September 25, 2002, the interest rate on the trust preferred securities was 5.47 percent, paid on September 26, 2002. For the period beginning on September 26, 2002 to December 25, 2002, the trust preferred securities bear the interest rate of 5.39 percent per annum. However, prior to March 26, 2007, the interest rate cannot exceed 11.0 percent. We incurred $271,000 in issuance costs, which are being amortized over the term of these securities. Trust II used the proceeds from the sale to purchase junior subordinated deferrable interest debentures of Nara Bancorp.

6.  Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations , and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, as replaced by SFAS No. 144. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead must be tested for impairment until its life is determined to no longer be indefinite. We adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.

At adoption and at September 30, 2002, we do not have any intangible assets that will no longer be amortized and subject to annual impairment testing other than goodwill. During the first quarter of the fiscal year 2002, we evaluated our existing intangible assets to make any necessary reclassifications in order to conform with the new requirements. We reassessed the useful life and the residual value of our intangible assets and concluded that the useful life will remain the same and no amortization adjustment was necessary. As of September 30, 2002, intangible assets that continue to be subject to amortization include core deposits of $377,650 (net of $ 503,530 accumulated amortization) and loan servicing rights of $1.7 million (net of $633,000 accumulated amortization). Amortization expense for such intangible asset was $305,000 for the nine months ended September 30, 2002. Estimated amortization expense for intangible assets for the remainder of 2002 and the five succeeding fiscal years follows:

2002 (remaining three months)	$95,966
2003	388,188
2004	352,713
2005	321,116
2006	261,411
2007	141,731

Furthermore, in connection with the transitional impairment evaluation, SFAS No. 142 requires us to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The transitional assessment consists of the following steps: (1) identify our reporting units, (2) determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determine the fair value of each reporting unit. We have completed our evaluation of any transitional impairment on our goodwill, and have determined that the carrying value of the related reporting unit which goodwill was assigned to did not exceed the fair value on January 1, 2002. As of September 30, 2002, no impairment exists on our recorded goodwill of $874,968.

At December 31, 2001, we had negative goodwill (the amount of the fair value of assets acquired and liabilities assumed exceeds the cost of an acquired company) of $4,192,334. In accordance with SFAS No. 142, such amount was recognized in our consolidated statement of income as the cumulative effect of a change in accounting principle on January 1, 2002. Additionally, the recognition of negative goodwill into the consolidated statement of income is not effected for taxes as such item is treated as a permanent difference for tax purposes and no deferred taxes were allocated during the initial recording of the negative goodwill.

The following table sets forth a reconciliation of net income and earnings per share information, before the cumulative effect of a change in accounting principle, for the three months and nine months ended September 30, 2002 and 2001 adjusted for the non-amortization provision of SFAS No. 142.

	Three months Ended		Nine months Ended

(Dollars in thousands)	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reported net income	$3,109	$2,546	$12,356	$8,649
Deduct: Recognition of negative goodwill	—	—	(4,192)	—

Reported net income before cumulative effect of a change in accounting principle	3,109	2,546	8,164	8,649
Add back: Goodwill amortization, net of tax expense of $7 for three months ended and $22 for nine months ended September 30, 2002	—	11	—	34
Deduct: Negative goodwill amortization	—	(331)	—	(993)

Adjusted net income	$3,109	$2,226	$8,164	$7,690

Basic earnings per share:
Reported net income per share	$0.57	$0.46	$2.25	$1.57
Recognition of negative goodwill	—	—	(0.77)	—
Goodwill amortization	—	—	—	0.01
Negative goodwill amortization	—	(0.06)	—	(0.18)

Adjusted net income per share	$0.57	$0.40	$1.48	$1.40

Diluted earnings per share:
Reported net in come per share	$0.54	$0.43	$2.12	$1.49
Recognition of negative goodwill	—	—	(0.72)	—
Goodwill amortization	—	—	—	—
Negative goodwill amortization	—	(0.05)	—	(0.17)

Adjusted net income per share	$0.54	$0.38	$1.40	$1.32

7.  Recent Accounting Pronouncements

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, replaces SFAS No.121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 5, 2001. The adoption of this statement did not have a material impact on our financial position, results of operation, or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF“) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) . SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions , which addresses the application of the purchase method of accounting applied to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS Nos. 141 and 142. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. We will adopt the provisions of SFAS No. 147 for acquisitions of financial institutions that are initiated after October 1, 2002. The adoption of this statement is not expected to have a material impact on our financial position, results of operations, or cash flows.

8.  Commitments and Contingencies

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

Commitments at September 30, 2002 are summarized as follows:

Commitments to extend credit	$ 114,063,817
Standby letters of credit	4,377,918
Commercial letters of credit	27,345,986

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

9.  Stock Repurchase

On March 8, 2002, our Board of Directors approved the repurchase of up to 10% of our outstanding shares of common stock over the next 12 months. We intend to repurchase the shares in open market transactions, including block purchases. During the quarter ended September 30, 2002, we reacquired and retired 179,563 shares for $3,600,883 at an average price of $20.05.

10.  Derivative Financial Instruments and Hedging Activities

As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. During the second quarter of 2002, we entered into two interest rate swap agreements as summarized in the table below. Our objective for the interest rate swaps is to manage asset and liability positions in connection with our overall strategy of minimizing the interest rate fluctuations on our interest rate margin and equity. As part of our overall risk management, the Asset Liability Committee, which meets monthly, monitors and measures the interest rate risk, the sensitivity of our assets and liabilities to the interest rate changes, including the impact of the interest rate swaps. In addition, such analysis and discussions are communicated monthly to the board members.

Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in other comprehensive income (“OCI”) and reclassified into interest income when such cash flows actually occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss directly to the consolidated statement of income as a part of non-interest income. As of September 30, 2002, the amounts in accumulated OCI associated with these cash flows totaled $1,244,446 (net of tax of $829,630), of which $561,785 is expected to be reclassified into interest income within the next 12 months.

Interest rate swaps information at September 30, 2002 are summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain[1]

$20,000,000	H.15 Prime[2]	6.95%	4/29/2005	$817,306	$40,764

$20,000,000	H.15 Prime[2]	7.59%	4/30/2007	1,256,770	69,339

$40,000,000				$2,074,076	$110,103

1. YTD gain included in the consolidated statement of income since inception of the swaps. 2. Prime rate is based on Federal Reserve statistical release H.15

We pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million at September 30, 2002.

Consistent with our on-going asset and liability management strategy, on October 9, 2002, we entered into three additional interest rate swaps, each with $20 million notional values, that qualify as cash flow hedges. Under the swap agreements, we receive a fixed rate (6.09%, 6.58%, and 7.03%) and pay a floating rate (based on H.15 Prime). We pledged to the counterparty as collateral commercial loans with a book value of $700,000.

11.   Business Segments

     Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for purposes of management reporting: banking operation, trade finance (“TFS”), and small business administration (“SBA”). Information related to our remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in banking operation. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operation segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment allows our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with the U.S. SBA guaranteed lending program.

     Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Net interest income is based on our internal funds transfer pricing system which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for credit losses based on new loan originations for the period. We evaluate overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

     Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results. Results for prior periods have been restated for comparability for changes in management structure or reporting methodologies.

     The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2002 and 2001.

	Banking
	Operations	TFS	SBA	Total

	(Dollars in thousands)
For the three months ended:
September 30, 2002
Interest income	$9,841	$1,031	$1,866	$12,738
Charge for funds used	(1,509)	(64)	(673)	(2,246)

Interest spread on funds used	8,332	967	1,193	10,492

Interest expense	3,424	78	5	3,507
Credit on funds provided	(2,246)			(2,246)

Interest spread on funds provided	1,178	78	5	1,261

Net interest income	$7,154	$889	$1,188	$9,231

Segment net income before tax	$2,219	$960	$1,886	$5,065
Segment total assets	$651,286	$68,216	$113,408	$832,910
September 30, 2001
Interest income	$8,801	$1,185	$1,735	$11,721
Charge for funds used	(1,003)	(132)	(761)	(1,896)

Interest spread on funds used	7,798	1,053	974	9,825

Interest expense	3,909	107	19	4,035
Credit on funds provided	(1,896)			(1,896)

Interest spread on funds provided	2,013	107	19	2,139

Net interest income	$5,786	$946	$955	$7,687

Segment net income before tax	$1,816	$1,112	$1,108	$4,036
Segment total assets	$632,652	$68,201	$92,846	$793,699
For the nine months ended:
September 30, 2002
Interest income	$27,242	$2,951	$4,910	$35,103
Charge for funds used	(2,974)	(430)	(1,841)	(5,245)

Interest spread on funds used	24,268	2,521	3,069	29,858

	Banking
	Operations	TFS	SBA	Total

	(Dollars in thousands)
Interest expense	9,401	203	22	9,626
Credit on funds provided	(5,245)			(5,245)

Interest spread on funds provided	4,156	203	22	4,381

Net interest income	$20,112	$2,318	$3,047	$25,477

Segment net income before tax	$6,890	$2,691	$3,364	$12,945
Segment total assets	$651,286	$68,216	$113,408	$832,910
September 30, 2001
Interest income	$27,515	$3,407	$5,840	$36,762
Charge for funds used	(3,471)	(342)	(2,816)	(6,629)

Interest spread on funds used	24,044	3,065	3,024	30,133

Interest expense	13,150	342	58	13,550
Credit on funds provided	(6,629)			(6,629)

Interest spread on funds provided	6,521	342	58	6,921

Net interest income	$17,523	$2,723	$2,966	$23,212

Segment net income before tax	$7,115	$3,614	$3,348	$14,077
Segment total assets	$632,652	$68,201	$92,846	$793,699

12.   Recent Development

     On September 26, 2002, we entered into an agreement between Nara Bank and the Industrial Bank of Korea – New York Bank for the assumption by Nara Bank of approximately $58 million of Industrial Bank of Korea – New York Branch’s FDIC- insured deposits, as well as the acquisition of certain loans totaling approximately $1 million. The assumption of the deposits and the acquisition of the loans are part of Nara Bank’s ongoing growth strategy and plans to strengthen its relationships within the communities it serves. The completion of the transaction is subject to regulatory approval and customary closing conditions, and is expected to be completed in the fourth quarter of 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the quarter and nine months ended September 30, 2002. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Nine Months Ended
	(Unaudited)

	9/30/2002	9/30/2001

	(dollars in thousands)
STATEMENTS OF INCOME
Interest income	$35,103	$36,762
Interest expense	9,626	13,550

Net interest income	25,477	23,212
Provision for loan losses	1,350	300
Non-interest income	12,383	11,399
Non-interest expense	23,565	20,234

Income before income tax	12,945	14,077
Income tax	4,781	5,428

Net income before cumulative effect of a change in accounting principle	8,164	8,649
Cumulative effect of a change in accounting principle	4,192	—

Net income after cumulative effect of a change in accounting principle	$12,356	$8,649

PER SHARE DATA:
Before cumulative effect of a change in accounting principle:
Basic	$1.48	$1.57
Diluted	1.40	1.49
After cumulative effect of a change in accounting principle:
Basic	2.25	1.57
Diluted	2.12	1.49
Book value (period end)	11.76	9.68
Number of shares outstanding	5,360,365	5,557,520
Dividend declared	0.30	0.15

STATEMENTS OF FINANCIAL CONDITION:
Total assets	$832,910	$639,960
Investment securities	86,944	70,093
Net loans *	661,375	497,255
Deposits	671,104	547,196
Stockholders’ equity	63,063	53,785
AVERAGE BALANCES:
Average assets	$749,391	$627,430
Average investment securities	89,874	70,036
Average net loans *	566,895	431,717
Average deposits	624,250	544,340
Average equity	61,479	48,893
PERFORMANCE RATIOS:
Return on average assets (1)	2.20%	1.84%
Return on average stockholders’ equity (1)	26.80%	23.59%
Operating expense to average assets (1)	4.19%	4.30%
Efficiency ratio (2)	62.24%	58.46%
Net interest margin (3)	4.95%	5.49%
CAPITAL RATIOS (4)
Leverage capital ratio (5)	9.52%	9.49%
Tier 1 risk-based capital ratio	10.48%	10.82%
Total risk-based capital ratio	11.45%	12.53%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.06%	1.35%
Allowance for loan losses to non-accrual loans	643.13%	748.03%
Total non-performing assets to total assets (6)	0.25%	0.15%

* Includes the loan held for sale in the amount of $5,002,735 and $3,281,250 at September 30, 2002 and 2001, respectively, and average balance of $4,308,776 and $1,397,886 for the nine months ended September 30, 2002 and 2001, respectively.

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly assets balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Forward-Looking Information

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations which we are subject to. For additional information concerning these factors, see “Item 1. Business - Factors That May Affect Business or the Value of Our Stock” contained in our Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

Overview

Net Income. Our net income for the three months ended September 30, 2002 was $ 3.1 million or $0.54 per diluted share compared to $2.5 million or $0.43 per diluted share for the same quarter of 2001, which represented an increase of approximately $0.6 million or 24.0%. The increase resulted primarily from an increase in net interest income and non-interest income. The annualized return on average assets was 1.54 % for the third quarter of 2002 compared to 1.38% for the same period of 2001. The annualized return on average equity was 21.54% for the third quarter of 2002 compared to 17.07% for the same period of 2001. These ratios were calculated without the inclusion of goodwill and negative goodwill amounts in income and equity due to the change in accounting principle upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. The resulting efficiency ratios were 60.27% for the three months ended September 20, 2002 compared with 61.56% for the corresponding period of the preceding year. This improvement was primarily due to the increase in net revenue.

For the nine months ended September 30, 2002, our net income before the cumulative effect of a change in accounting principle was $8.2 million or $1.40 per diluted share compared to $8.6 million or $1.49 per diluted share for the corresponding period of 2001, which represented a decrease of approximately $0.4 million or 4.7%. This decrease was primarily a result of a decrease in net interest margin from a series of interest rate cuts and partly from an increase in non-interest expense and loan loss provision. See “Non-interest expense” and “Provision for loan losses” for further discussion. The effect of the change in accounting principle, related to the one-time recognition of all negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142 was a positive $4.2 million, resulting in total net income for the nine months ended September 30, 2002 of $12.4 million or $2.12 per diluted share.

The annualized return on average assets was 2.20% for the nine months ended September 30, 2002 compared to a return on average assets of 1.84% for the corresponding period of 2001. The annualized return on average equity was 26.80% for the nine months ended September 30, 2002 compared to a return on average equity of 23.59% for the corresponding period of 2001.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds. The net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yield earned on interest-earning assets and rates paid on interest-bearing liabilities.

Net interest income before provision for loan losses was $9.2 million for the three months ended September 30, 2002, which represented an increase of $1.5 million or 19.5% from net interest income of $7.7 million for the corresponding period of 2001. This increase was due to an increase in interest income and a decrease in interest expense on deposits. Interest income for the three months ended September 30, 2002 was $12.7 million, which represented an increase of $1.0 million or 8.6% over interest income of $11.7 million for the corresponding period of 2001. Despite the current lower interest rate environment over previous year, interest income increased due to a $122.4 million or 21.7% increase in interest-earning assets over the past 12 months. Interest expense for the three months ended September 30, 2002 was $3.5 million, which represented a decrease of $0.5 million or 12.5% from $4.0 million for the corresponding period of 2001. The cost of interest-bearing deposits has been fully repriced to reflect the current market rates over past 12-month period. Net interest margin decreased to 4.98% for the third quarter of 2002, compared with 5.30% for the same period in 2001.

Net interest income before provision for loan losses was $25.5 million for the nine months ended September 30, 2002, which represented an increase of $2.3 million, or 9.9% from net interest income of $23.2 million for the corresponding period of 2001. This increase was primarily due to a decrease in interest expense on interest bearing liabilities of $3.9 million or 28.9% to $9.6 million for the nine months ended September 30, 2002 from $13.5 million for the same period of 2001.

Interest income for the nine months ended September 30, 2002 was $35.1 million, which represented a decrease of $1.7 million or 4.6% over interest income of $36.8 million for the nine months ended September 30, 2001. The decrease was the net result of a $8.4 million increase related to average interest-earning assets (volume change) off-set by a $10.0 million decrease related to yield earned on those average interest-earning assets (rate change).

The yield on average interest-earning assets decreased to 6.82% for the nine months ended September 30, 2002, from a yield of 8.69% for the corresponding period of 2001. This decrease is mainly due to a 125 basis point decrease in prime rate by the Federal Reserve Board (“FRB”) between these periods.

Interest expense for the nine months ended September 30, 2002 was $9.6 million, which represented a decrease of $3.9 million or 28.9% over interest expense of $13.5 million for the corresponding period of 2001. The decrease was the net result of a $2.8 million increase related to average interest-bearing liabilities (volume change) off-set by a $6.8 million decrease related to the cost of those interest-bearing liabilities (rate change).

The average cost of interest-bearing liabilities decreased to 2.74% for the nine months ended September 30, 2002 from 4.71% for the corresponding period of 2001. This decrease is mainly due to decreases in interest rates noted above.

Net Interest Margin. Net interest margin was 4.95% for the nine months ended September 30, 2002, down from 5.49% for the same period of 2001. The decrease in the net interest margin resulted primarily from a decrease in interest rates. Because we are asset - sensitive, which means our assets generally reprice more often than our liabilities, the decline in interest rates affected our interest-earning assets at a faster rate than it did our deposits and other interest-bearing liabilities.

The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the nine-month periods indicated:

	September 30, 2002			September 30, 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

	(Dollars in thousands)
Interest earning assets:
Net loans	$566,895	$30,811	7.25%	$431,717	$30,720	9.49%
Other investments	3,149	96	4.06%	4,894	247	6.73%
Securities	89,874	3,850	5.71%	70,036	3,664	6.98%
Federal funds sold	26,437	346	1.75%	57,306	2,131	4.96%
Total interest earning assets	$686,355	$35,103	6.82%	$563,953	$36,762	8.69%
Interest bearing liabilities:
Demand, interest-bearing	83,643	1,124	1.79%	87,531	2,240	3.41%
Savings	81,451	1,482	2.43%	64,408	1,552	3.21%
Time certificates of deposit	253,221	4,989	2.63%	215,791	8,696	5.37%
Subordinated notes	4,189	283	9.00%	4,300	290	9.00%
FHLB borrowings	30,549	750	3.27%	5,000	255	6.79%
Trust preferred securities	15,035	998	8.85%	6,546	517	10.53%
Total interest bearing	$468,088	$9,626	2.74%	$383,576	$13,550	4.71%
Liabilities
Net interest income		$25,477			$23,212
Net yield on interest-earning assets			4.95%			5.49%
Net interest spread			4.08%			3.98%
Average interest-earning assets to average interest-bearing Liabilities			146.63%			147.03%

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

	Nine Months Ended
	September 30, 2002 over September 30, 2001

	Net	Change due to
	Increase/
	(Decrease)	Rate	Volume

INTEREST INCOME:
Interest and fees on loans	$91	$(8,233)	$8,324
Interest on other investments	(151)	(79)	(72)
Interest on securities	186	(737)	923
Interest on fed funds sold	(1,785)	(975)	(810)

Total Interest income:	$(1,659)	$(10,024)	$8,365

INTEREST EXPENSE
Interest on demand deposits	$(1,116)	$(1,021)	($95)
Interest on savings	(70)	(428)	358
Interest on time certificates of deposits	(3,707)	(5,020)	1,313
Interest on subordinated notes	(7)	—	(7)
Interest on FHLB borrowings	495	(194)	689
Interest on trust preferred securities	481	(94)	575

Total Interest Expense:	$(3,924)	$(6,757)	$2,833

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb losses inherent in our loan portfolio.

We made a $1.4 million provision for loan losses during the first nine months of 2002, compared to $300,000 during the corresponding period of 2001. This was primarily due to the growth in the loan portfolio. During the nine months of 2002, we recovered approximately $895,000 in loans previously charged off, of which $325,000 were recoveries on the loans from the Korea First Bank of New York prior to the acquisition. We believe that the allowance is sufficient for the known and inherent losses at September 30, 2002. The procedures for monitoring the adequacy of the allowance, as well as detailed information on the allowances, are included in “Allowance for loan losses” section of this report.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

Non-interest income for the third quarter of 2002 was $4.5 million compared to $3.6 million for the corresponding quarter of 2001, which represented an increase of $900,000, or 25.0%, primarily as a result of an increase in gains on sale of SBA loans and other fee income. The increase was over $1.2 million or 36.4%, if we exclude the recognition of negative goodwill amortization income of $331,000 during the third quarter of 2001, which was discontinued effective January 1, 2002 due to a change in accounting principle. Gains on sale of SBA loans for the third quarter of 2002 were $1.2 million, compared to $400,000 for the corresponding quarter of 2001. Service charges on deposits increased approximately $300,000 or 21.4% to $1.7 million for the third quarter of 2002, from $1.4 million for the corresponding quarter of 2001. This was due to an increase in demand deposits and an increase in fees on certain items effective July of 2002. Other charges and fees also increased approximately $300,000 or 21.4% to $1.7 million for the third quarter of 2002, from $1.4 million for the corresponding quarter of 2001. This was also due to increase in deposit and loan activities during the third quarter of 2002.

Non-interest income for the nine months ended September 30, 2002 was $12.4 million compared to $11.4 million for the corresponding period of 2001, which represented an increase of $1.0 million or 8.8%. Excluding the recognition of negative goodwill amortization income of $993,000 in 2001, the increase was $2.0 million or 19.2% for the nine months ended September 30, 2002 over the corresponding period of 2001. Gains on sale of SBA loans for the nine months ended September 30, 2002 were $2.0 million, compared to $1.1 million for the corresponding period of 2001, which represented an increase of $900,000 or 81.8%. We originated over $50.8 million SBA loans during the nine months of 2002, compared to $31.2 million during 2001 and sold over $34.6 million during 2002, compared to $17.7 million during 2001. The service charge on deposits increased approximately $200,000, to $4.6 million for the nine months ended September 30, 2002 from $4.4 million for the corresponding period of 2001. This was due to an increase in both demand deposits and the actual fees on certain items as mentioned above. The detail of non-interest income is shown in the table below. At January 1, 2002, the amortization of negative goodwill was no longer allowed and the remaining negative goodwill of $4.2 million at December 31, 2001 was recognized as a cumulative effect of a change in accounting principle in the consolidated statement of income.

The summary of our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/02	Amount	Percent (%)	9/30/01

	(Dollars in thousands)
Non-interest income
Service charges on deposits	$1,656	$234	16.5%	$1,422
International service fee income	730	121	19.9%	609
Wire transfer fees	235	8	3.5%	227
Service fee income from SBA	150	39	35.1%	111
Earnings on bank owned life insurance	129	(20)	-13.4%	149
Loan documentation fee	121	5	4.3%	116
(Loss) on sale of OREO	(7)	(7)	-100%	—
Gain on sale of SBA loans	1,190	790	197.5%	400
(Loss) on sale of securities	(70)	(70)	-100%	—
Gain on interest rate swaps	84	84	100%	—
Amortization of negative goodwill	—	(331)	-100.0%	331
Other	309	80	34.9%	229

Total non-interest income:	$4,527	$933	26.0%	$3,594

	Nine			Nine
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/02	Amount	Percent (%)	9/30/01

	(Dollars in thousands)
Non-interest income
Service charges on deposits	$4,609	$168	3.8%	$4,441
International service fee income.	2,000	187	10.3%	1,813
Wire transfer fees	719	9	1.3%	710
Service fee income from SBA	420	93	28.4%	327
Earnings on bank owned life insurance	356	43	13.7%	313
Loan documentation fee	340	114	50.4%	226
Gain on sale of OREO	30	(6)	-16.7%	36
Gain on sale of SBA loans	1,971	897	83.5%	1,074
Gain on sale of securities	975	267	37.7%	708
Gain on interest rate swaps	110	110	100.0%	—
Amortization of negative goodwill	—	(993)	-100.0%	993
Other	853	95	12.5%	758

Total non-interest income:	$12,383	984	8.6%	$11,399

Non-interest Expense

Non-interest expense, which is comprised primarily of employees’ salaries and benefits, occupancy and other operating expenses for the third quarter of 2002 was $8.3 million compared to $6.9 million for the corresponding quarter of 2001. This represented an increase of $1.4 million or 20.3%. This increase was primarily due to an increase in salaries and benefit expenses, advertising and marketing expenses, and loan referral fees during the third quarter of 2002.

Salaries and benefit expenses increased approximately $400,000 or 10.3% to $4.3 million during the third quarter of 2002, from $3.9 million for the corresponding quarter of 2001. Additional employees were hired since the second quarter of 2001 when we opened new offices (Cerritos branch, Aroma branch, and loan production office in Atlanta). Furthermore, over the last 12 months, we have invested in more experienced personnel for specialized areas, such as compliance, internal audit, and legal to accommodate our growth and to comply with the Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) signed with the Office of the Comptroller of the Currency (the “OCC”) (see Regulatory Matter - Consent Order section below).

Advertising and marketing-related expenses incurred during the third quarter of 2002 were $470,000, which represented an increase of $270,000 or 135.0% from $200,000 during the corresponding quarter of 2001. This increase was due to the increased efforts to further expose our image in California as well as New York through television advertisements. We began to broadcast television advertisements in the New York area during the third quarter of 2002. The loan referral expenses during the third quarter of 2002 were $410,000, which represented an increase of $298,000 or 266.1% from $112,000 during the corresponding quarter of 2001. This increase was mainly due to an increase in loan originations, mostly SBA loans, which were referred to us by the brokers.

     Salaries and employee benefits expenses for the nine months of 2002 increased $1.5 million or 13.6% to $12.5 million from $11.0 million for the corresponding period of 2001. Net occupancy and furniture and equipment expenses also increased $477,000 or 12.5% to $4.3 million for the nine months of 2002 from $3.8 million for the corresponding period of 2001. These increases were the result of our internal expansion, as mentioned above. The increase in advertising and marketing-related expenses is mainly related to the television advertisements also mentioned above. Our loan referral fees also increased $369,000 or 126.4%, to $661,000 for the nine months of 2002 from $292,000 for the corresponding period of 2001, primarily due to an increase in loan originations, especially SBA loans.

     The summary of our non-interest expenses is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/02	Amount	Percent (%)	9/30/01

	(Dollars in thousands)
Non-interest expense
Salaries and benefits	$4,277	$409	10.6%	$3,868
Net occupancy	1,093	100	10.1%	993
Furniture and equipment	388	61	18.7%	327
Advertising & marketing related	470	270	135.0%	200
Corporate & regulatory fees	133	18	15.7%	115
Communications	143	(43)	-23.1%	186
Data processing	463	80	20.9%	383
Professional fees	271	121	80.7%	150
Loan referral fees	410	298	266.1%	112
Office supplies & forms	86	(3)	-3.4%	89
Directors’ fees	104	23	28.4%	81
Credit related expenses	82	(81)	-49.7%	163
Amortization of intangible assets	31	—	—	31
Amortization of goodwill	—	(19)	-100.0%	19
Others	341	114	50.2%	227

Total non-interest expense:	$8,292	$1,348	19.4%	6,944

	Nine			Nine
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/02	Amount	Percent (%)	9/30/01

	(Dollars in thousands)
Non-interest expense
Salaries and benefits	$12,500	$1,465	13.3%	$11,035
Net occupancy	3,146	283	9.9%	2,863
Furniture and equipment	1,150	194	20.3%	956
Advertising & marketing related	1,068	473	79.5%	595
Corporate & regulatory fees	401	25	6.6%	376
Communications	442	(25)	-5.4%	467
Data processing	1,244	108	9.5%	1,136
Professional fees	812	140	20.8%	672
Loan referral fees	661	369	126.4%	292
Office supplies & forms	257	(51)	-16.6%	308
Directors’ fees	304	48	18.8%	256
Credit related expenses	508	33	6.9%	475
Amortization of goodwill	—	(56)	-100.0%	56
Amortization of intangible assets	94	—	0%	94
Others	978	325	49.8%	653

Total non-interest expense:	$23,565	$3,331	16.5%	$20,234

Provision for Income Taxes

     The provision for income taxes was $2.0 million and $1.5 million on income before taxes and cumulative effect of a change in accounting principle of $5.1 million and $4.0 million for the three months ended September 30, 2002 and 2001, respectively. The provision for income taxes was $4.8 million and $5.4 million on income before taxes and cumulative effect of a change in accounting principle of $12.9 million and $14.1 million for the nine months ended September 30, 2002 and 2001, respectively. The effective tax rate for the nine months ended September 30, 2002 was 36.9%, compared with 38.6% for the nine months ended September 30, 2001. This reduction results primarily from a $210,000 tax benefit resulting from a California State tax law change in which one-half of the cumulative loan losses through December 31, 2001 taken for income tax purposes were forgiven, and tax-exempt investment securities. We have recorded this benefit as a permanent difference in calculating our tax provision. The current portfolio of tax-exempt investment securities at September 30, 2002 was $39.4 million with an average yield of 5.0%.

Financial Condition

     At September 30, 2002, our total assets were $832.9 million, an increase of $153.5 million or 22.6%, from $679.4 million at December 31, 2001. The growth resulted primarily from increases in interest- earning assets.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We owned no trading securities at September 30, 2002. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of September 30, 2002, we had $2.8 million of held-to-maturity securities and $84.2 million of available-for-sale securities, compared to $4.3 million and $65.1 million at December 31, 2001, respectively. The total net unrealized gain on the available-for sale securities at September 30, 2002 was $1.9 million, compared to net unrealized gain of $558,000 at December 31, 2001. During the first nine months of 2002, we purchased a total of $77.9 million in available-for-sale securities and sold $38.3 million and recognized total gross gains of $1.2 million and loss of $205,000 from the sales.

     Securities with an amortized cost of $2.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at September 30, 2002. Securities with an amortized cost of $22.9 million and $38.6 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at September 30, 2002.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At September 30, 2002			At December 31, 2001

	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain (Loss)

	(Dollars in thousands)
Held-to-maturity
U.S. Government Securities	$—	$—	$—	$1,598	$1,520	$(78)
U.S. Corporate Notes	2,766	2,928	162	2,726	2,754	28

Total held-to-maturity	$2,766	$2,928	$162	$4,324	$4,274	$(50)
Available-for-Sale
U.S. Government Securities	$19,018	$19,631	$613	$16,154	$16,521	$367
Collateralized Mortgage Obligations	7,266	7,374	108	8,756	8,977	221
Mortgage-backed Securities	10,912	11,093	181	1,102	1,104	2
Asset-backed Securities	177	177	0	383	384	1
Municipal Bonds	28,828	30,178	1,350	4,369	4,304	(65)
U.S. Corporate Notes	5,343	5,084	(259)	32,359	32,287	(72)
Korean Corporate Notes	—	—	—	1,451	1,555	104
U.S. Agency Preferred Stocks	10,705	10,641	(64)	—	—	—

Total available-for-sale	$82,249	$84,178	$1,929	$64,574	$65,132	$558

Total Investment Portfolio:	$85,015	$87,106	$2,091	$68,898	$69,406	$508

     The amortized cost and the yield of investment securities as of September 30, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Maturities and Repricing Schedule

			After One But		After Five Bust
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held-to-maturity
U.S. Corporate Notes	—	—	2,002	7.01%	—	-%	764	7.41%	2,766	7.12%
Total held-to-maturity	—	—	2,002	7.01	—	—	764	7.41	2,766	7.12
Available-for-sale
U.S. Government	—	—	5,023	4.96	11,995	4.84	2,000	7.00	19,018	5.10
Collateralized Mortgage Obligations	—	—	—	—	800	6.90	6,466	4.23	7,266	4.52
Mortgage-backed Securities	—	—	7,916	4.51	—	—	2,996	6.44	10,912	5.04
Asset-backed Securities	—	—	—	—	177	2.35	—	—	177	2.35
Municipal Bonds	—	—	—	—	—	—	28,828	5.04	28,828	5.04
U.S. Corporate Notes	—	—	1,981	6.41	1,270	7.71	2,092	8.81	5,343	7.66
U.S. Agency Preferred Stocks	—	—	—	—	—	—	10,705	6.33	10,705	6.33
Total available-for-sale	—	—	14,920	4.91%	14,242	5.19%	53,087	5.50%	82,249	5.34
Total Investment Securities	—	—	16,922	5.16%	14,242	5.19%	53,851	5.53%	85,015	5.40%

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

     As of September 30, 2002, our gross loans (net of unearned fees), including loans held for sale, increased by $159.5 million or 31.3% to $668.4 million from $508.9 million at December 31, 2001. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at September 30, 2002 increased by $36.3 million or 13.7% to $300.6 million from $264.3 million at December 31, 2001. Real estate and construction loans increased by $112.8 million or 56.8% to $311.4 million from $198.6 million at December 31, 2001. There has been an increase in demand for real estate loans during the past months since the interest rate remains at a 40 year low.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$300,597	44.9%	$264,283	51.9%
Real estate and construction loans	311,445	46.5%	198,622	39.0%
Consumer loans	57,484	8.6%	46,596	9.1%

Total loans outstanding	669,526	100.0%	509,501	100.0%
Unamortized loan fees, net of costs	(1,083)		(650)
Less: Allowance for loan losses	(7,068)		(6,710)

Net Loans Receivable	$661,375		$502,141

*   Includes loans held for sale of $5,002,735 at September 30, 2002 and $3,657,842 at December 31, 2001.

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

(dollars in thousands)	September 30, 2002	December 31, 2001

Loan commitments	$114,064	$146,201
Standby letters of credit	4,378	4,785
Commercial letters of credit	27,346	21,634

     At September 30, 2002, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $2.1 million, which represented an increase of $300,000 or 16.67% from $1.8 million at December 31, 2001. As of September 30, 2002, a total of $870,000 loans were restructured. At September 31, 2002, nonperforming assets to total assets was 0.25%, compared to 0.26% at December 31, 2001. The nonperforming loans were $1.2 million, which represented a decrease of approximately $600,000 or 33.3% from $1.8 million at December 31, 2001. At September 30, 2002, nonperforming loans to total gross loans was 0.18%, compared to 0.35% at December 31, 2001.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Nonaccrual loans	$1,099	$1,720
Loans past due 90 days or more, still accruing	117	36

Total Nonperforming Loans	1,216	1,756
Other real estate owned	35	—
Restructured loans	853	—

Total Nonperforming Assets	$2,104	$1,756

Nonperforming loans to total gross loans	0.18%	0.35%
Nonperforming assets to total assets	0.25%	0.26%

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

The Reasonableness Test is based on a national historical loss experience for each loan graded Special Mention, Substandard, Doubtful, and Loss; and an established minimum for loans graded Pass. The reserve factors applied under this method are: 1.0% for loans graded Pass; 5.0% for loans graded Special Mention; 15.0% for loans graded Substandard; 50.0% for loans graded Doubtful; and 100.0% for loans graded Loss. This method is not intended to substitute or override the Bank’s other methodologies, but rather is used for comparative purposes.

Under the Specific Allocation method, management establishes specific allowances for loans where management has identified significant conditions or circumstances related to a credit that are believed to indicate the probability that a loss may be incurred. The specific allowance amount is determined by a method prescribed by the Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Our actual historical repayment experience and the borrower’s cash flow, together with an individual analysis of the collateral held on a loan, is taken into account in determining the allocated portion of the required Allowance under this method. As estimations and assumptions change, based on the most recent information available for a credit, the amount of the required specific allowance for a credit will increase or decrease. The Migration Analysis risk factor is used to determine the unallocated portion of the required Allowance under this method. By analyzing the identified credits on a quarterly basis, we are able to adjust a specific allowance based upon the most recent information that has become available.

The allowance for loan losses was $7.1 million at September 30, 2002, compared to $7.3 million at September 30, 2001. We recorded a provision of $1,350,000 during 2002 due to an increase in the loan portfolio. During 2002, we charged off $1.9 million and recovered $895,000. The allowance for loan losses was 1.06% of gross loans at September 30, 2002 compared to 1.44% at September 30, 2001. This decrease in the ratio was primarily due to an increase in real estate loans, which requires less reserve due to low historical loss, under our methodology mentioned above and a decrease in classified loans. The total classified loans at September 30, 2002 was $2.1 million, compared to $4.7 million at September 30, 2001.

Based on the calculation and continued loan recoveries, we believe the level of allowance as of September 30, 2002 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months	Nine months
	Ended	Ended
	September 30, 2002	September 30, 2001

	(Dollars in thousands)
Loans:
Average total loans *	$573,748	$438,987
Total loans at end of period *	668,444	504,514
Allowance:
Balance – beginning of period	6,710	7,881
Loans charged off:
Commercial	1,737	2,306
Consumer	150	178
Real estate	—	83

Total loans charged off	1,887	2,567
Less: Recoveries on loan previous charged off
Commercial	794	1,104
Consumer	90	167
Real estate	11	373

Total recoveries	895	1,644

Net loans charged-off	992	923
Provision for loan losses	1,350	300

Balance – end of period	$7,068	$7,258

RATIO *
Net loan charge-offs to average total loans	0.17%	0.21%
Net loan charge-offs to total loans at end of period	0.15%	0.18%
Allowance for loan losses to average total loans	1.23%	1.65%
Allowance for loan losses to total loans at end of period	1.06%	1.44%
Net loan charge-offs to beginning allowance	14.78%	11.71%
Net loan charge-offs to provision for loan losses	73.48%	307.67%

*  Total loans are net of unearned fees

Deposits and Other Borrowings

Deposits.  Deposits are our primary source of funds to use in lending and investment activities. At September 30, 2002, our deposits increased by $81.3 million or 13.8% to $671.1 million from $589.8 million at December 31, 2001. Demand deposits totaled $208.2 million, which represented an increase of $9.1 million or 4.6% from $199.1 million at December 31, 2001. Time deposits over $100,000 totaled $224.4 million, which represented an increase of $66.2 million or 41.8% from $158.2 million at December 31, 2001. Other interest-bearing demand deposits, including money market and super now accounts, totaled $81.1 million, which represented a decrease of $3.0 million or 3.6% from $84.1 million at December 31, 2001.

At September 30, 2002, 31.0% of the total deposits were non-interest bearing demand deposits, 45.6% were time deposits, 11.3% were savings accounts, and 12.1% were interest bearing demand deposits. By comparison, at December 31, 2001, 33.8% of the total deposits were non-interest bearing demand deposits, 38.6% were time deposits, 13.4% were savings accounts, and 14.3% were interest bearing demand deposits.

At September 30, 2002, we had a total of $27.8 million in time deposits brought in through brokers and $30.0 million in time deposits from the State of California Treasurer’s Office, collateralized with our securities with an amortized cost of $38.6 million. The detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate

$3,000,000	05/08/2002	11/08/2002	1.95%
616,000	05/15/2002	11/15/2002	1.95%
10,000,000	05/22/2002	11/22/2002	2.05%
2,000,000	02/14/2001	02/14/2003	5.30%
2,090,000	02/16/2001	02/16/2006	5.65%
10,130,000	07/31/2002	07/31/2002	2.35%

$27,836,000			2.65%

State Deposits	Issue Date	Maturity Date	Rate

$5,000,000	06/17/2002	12/16/2002	1.87%
5,000,000	04/22/2001	10/21/2002	2.00%
10,000,000	04/18/2001	10/21/2002	2.00%
10,000,000	08/08/2002	02/07/2003	1.64%

$30,000,000			1.86%

On September 30, 1999, we issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 30, 2004 with a prepayment option commencing September 30, 2002. Interest on the notes is payable quarterly. On September 30, 2002, we repaid the entire principal and the accrued interests to the note holders according to the note agreement.

     In October of 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities, with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at September 30, 2002.

FHLB Advances	Issue Date	Maturity Date	Rate

$5,000,000	10/19/2000	10/19/2007	6.70%
5,000,000	02/04/2002	02/04/2004	3.39%
2,000,000	02/27/2002	02/27/2003	2.45%
5,000,000	04/25/2002	03/31/2003	2.52%
5,000,000	04/26/2002	03/31/2004	3.53%
13,000,000	05/02/2002	01/27/2003	2.31%
15,000,000	07/19/2002	07/21/2003	2.03%
5,000,000	09/23/2002	09/23/2003	1.76%
10,000,000	09/30/2002	09/30/2003	1.58%

$65,000,000			2.63%

Nara Bancorp established special purpose trusts in 2001 and 2002 for the purpose of issuing Preferred Trust Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of September 30, 2002.

	TRUST SECURITIES			TRUST SECURITIES AND JUNIOR SUBORDINATED DEBENTURES
TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	INTEREST DISTRIBUTION DATES

(DOLLARS IN THOUSANDS)
Nara Bancorp Capital Trust I	March 2001	$10,000	$10,400	June 8, 2031	10.18%	June 8 and December 8
Nara Statutory Trust II	March 2002	$8,000	$8,248	March 26, 2032	3 month LIBOR + 3.6%	March 26, June 26, September 26 and December 26

The Junior Subordinate Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I and March 26, 2007 with respect to Nara Statutory Trust II unless certain events have occurred. The proceeds from the issuance of the Trust Securities were used primarily for corporate purposes.

Stockholders’ Equity and Regulatory Capital

In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders ’ equity was $63.1 million at September 30, 2002. This represented an increase of $7.7 million or 13.9% over total stockholders’ equity of $55.4 million at December 31, 2001.

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

At September 30, 2002, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Securities, was $76.8 million. This represented an increase of $13.4 million or 21.1% over total Tier 1 capital of $63.4 million at December 31, 2001. This increase was due to an additional $8.0 million in Trust Preferred Securities we sold, and net income of $12.4 million off-set by stock repurchases of $6.0 million and cash dividends of $1.7 million, of which $560,000 and $562,000 were paid in April and July, respectively, and $537,000 was declared during the third quarter of 2002 to be paid in October of 2002. At September 30, 2002, we had a ratio of total capital to total risk-weighted assets of 11.45% and a ratio of Tier 1 capital to total risk weighted assets of 10.48%. The Tier 1 leverage ratio was 9.52% at September 30, 2002.

The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of September 30, 2002 and December 31, 2001.

	As of September 30, 2002 (Dollars in thousands)

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$76,762	9.52%	$32,258	4.00%	$44,504	5.52%
Tier 1 risk-based capital ratio	$76,762	10.48%	$29,291	4.00%	$47,471	6.48%
Total risk-based capital ratio	$83,831	11.45%	$58,581	8.00%	$25,250	3.45%

	As of September 30, 2001 (Dollars in thousands)

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$63,389	9.64%	$26,298	4.00%	$37,091	5.64%
Tier 1 risk-based capital ratio	$63,389	10.91%	$23,231	4.00%	$40,158	6.91%
Total risk-based capital ratio	$71,818	12.37%	$46,462	8.00%	$25,356	4.37%

Regulatory Issues – Consent Order

On February 20, 2002, Nara Bank and its Board of Directors signed a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). Nara Bank, without admitting to any allegations, entered into the Consent Order in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. Failure to comply with a consent order permits the OCC to take various actions, including assessing civil monetary penalties or initiating termination of insurance proceedings, either of which, if taken against Nara Bank, would materially and adversely affect or render it impossible for us to continue our business and operations. In May 2002, the OCC completed a preliminary examination of Nara Bank to evaluate its progress in complying with the Consent Order. Although Nara Bank had not yet fully complied with the Consent Order, Management is taking all necessary steps to comply with the Consent Order, the Bank Secrecy Act and anti-money laundering regulations and anticipates being in full compliance with the Consent Order before the OCC’s re-evaluation, which is expected before the end of this year.

Item 3.  Quantitative and qualitative disclosures about market risk

General

Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of financial instruments. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, and borrowings, as well as derivative instruments. Our exposure to market risk is a function of our asset and liability management activities and our role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

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

In general, our sources of liquidity are derived from financing activities, which include the acceptance of customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from principal paydown, maturity and sales. Our primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

We manage liquidity risk by controlling the level of federal funds and by maintaining lines with correspondent banks, the Federal Reserve Bank, and Federal Home Loan Bank of San Francisco. The sale of investment securities available-for-sale can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At September 30, 2002, our borrowing capacity included $13.0 million in federal funds line facility and $60.4 million in unused FHLB advances. In addition to the lines, our liquid assets include cash and cash equivalents, interest bearing deposits in other banks, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $56.8 million at September 30, 2002, compared to $128.0 million at December 31, 2001. We believe our liquidity sources to be stable and adequate. At September 30, 2002, we are not aware of any information that was reasonably likely to have a material effect on our liquidity position.

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

The Asset Liability Committee meets monthly to monitor the interest rate risk, the sensitivity of our assets and liabilities to those interest rate changes, investment activities and direct changes in the composition of the balance sheet. The Asset Liability Committee is also authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. We have used derivative instruments, primarily interest rate swaps as part of our management of asset and liability positions in connection with our overall goal of minimizing the impact of interest rate fluctuations on our net interest margin or equity. These contracts are entered into for purposes of reducing our interest rate risk and not for trading purposes. At September 30, 2002, we had two interest rate swaps maturing on April 29, 2005 and April 30, 2007 with a notional value of $20 million each for a total of $40 million. On September 30, 2002 the fair value of the swaps was $2.2 million.

Our balance sheet is inherently asset sensitive, which means that assets generally reprice more often than liabilities. Since an asset-sensitive balance sheet tends to reduce net interest income when interest rates decline and to increase net interest income when interest rate rise, careful forecast of interest rate and security portfolio changes are used to manage the interest rate risk.

We use gap analysis monthly to measure the repricing mismatches between interest earning assets and interest bearing liabilities. The interest rate sensitivity gap is determined by subtracting the amount of interest bearing liabilities from the amount of interest earning assets that reprice in a specified time period. The gap analysis presented below indicates that assets that are rate sensitive within one year exceeded liabilities within that same period by $32.3 million at September 30, 2002.

The following table shows our gap position as of September 30, 2002

	0-90 days	91-365 days	1-3 years	Over 3 yrs	Total

	(Dollars in thousands)
Total Investments *	$7,000	$5,000	$7,247	$79,005	$98,252
Total Loans	538,576	14,169	25,546	91,235	669,526

Rate Sensitive Assets:	545,576	19,169	32,793	170,240	767,778

Deposits:
Time Certificate of Deposit $100,000 or more	115,531	105,147	833	2,889	224,400
Time Certificate of Deposit Under $100,000	37,381	43,223	1,090	8	81,702
Money Market	70,478	—	—	—	70,478
Now Accounts	10,572	—	—	—	10,572
Savings Accounts	55,139	5,006	12,091	3,549	75,785
Other liabilities:
FHLB Borrowings	—	50,000	10,000	5,000	65,000
Trust Preferred Securities	—	—	—	17,408	17,408

Rate Sensitive Liabilities:	289,101	203,376	24,014	28,854	545,345

Interest Rate Swap	(40,000)		20,000	20,000	—
Net Gap Position	216,475	(184,207)	28,779	161,386	222,433
Net Cumulative Gap Position	216,475	32,268	61,047	222,433
* Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and deposits with other banks

We also use a simulation analysis model quarterly to determine the sensitivity of net interest income and the economic value sensitivity of the balance sheet. The market value of equity is defined as the present value of assets minus the present value of liabilities. The table below shows the estimated impact of changes in interest rates on net interest income and market value of equity as of September 30, 2002.

	Net Interest Income	Market Value
	Volatility	Volatility

Change in Interest Rates (Basis Points)	September 30, 2002

+200	13.29%	-7.36%
+100	4.57%	-3.02%
-100	-4.47%	3.05%
-200	-8.64%	6.92%

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer have concluded that our disclosure controls and disclosure controls and procedures are sufficiently effective to ensure that the information we are required to be disclosed in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date thereof.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Limitations on the Effectiveness of Controls: We do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.

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

None.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated herein) as part of this Quarterly Report on Form 10-Q.

(b)            Reports on Form 8-K

An 8-K was filed on September 26, 2002 regarding Nara Bank, N.A. signing an agreement to assume the deposits and certain loans of the Industrial Bank of Korea, New York branch.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: November 13, 2002	/s/ Benjamin Hong

Benjamin Hong
President and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2002	/s/ Bon T. Goo

Bon T. Goo
Chief Financial Officer
(Principal financial officer)

CERTIFICATION

I, Benjamin Hong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nara Bancorp, Inc. (“the Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and or, the period presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Benjamin Hong

Benjamin Hong
President and Chief Executive Officer

CERTIFICATION

I, Bon T. Goo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nara Bancorp, Inc. (“the Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and or, the period presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Bon T. Goo

Bon T. Goo
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Description of Document

3.1	Certificate of Incorporation of Nara Bancorp, Inc. [1]

3.2	Bylaws of Nara Bancorp, Inc. [1]

3.3	Amended Bylaws of Nara Bancorp, Inc. [3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc. [2]

10.14	Agreement to assume deposits and certain loans of Industrial Bank of Korea, New York Branch *

99.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*   Filed herein