Form 10-K
period 2002-12-31
NARA BANCORP INC
filed 2003-03-31
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File # 333-50126

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [X] Yes [  ] No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 30, 2002, as reported on the Nasdaq National Market, was approximately $101,343,219.

Number of shares outstanding of the Registrant’s Common Stock, as of March 12, 2003: 10,698,730

Portions of the Definitive Proxy Statement that will be filed in connection with the registrants Annual Meeting of Shareholders to be held on May 28, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I
Forward-Looking Information
Item 1. BUSINESS
General
Recent Developments
Business Overview
Lending Activities
Investing Activities
Deposit Activities
Borrowing Activities
Market Area and Competition
Economic Conditions, Government Policies and Legislation
Supervision and Regulation
Employees
Factors That May Impact Our Business or the Value of Our Stock
Accounting Matters
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
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. CONTROLS AND PROCEDURES
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
Exhibit 23.1
Exhibit 99.1
Exhibit 99.2

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

Item 1. BUSINESS

General

     Nara Bancorp, Inc. (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”). During the first quarter of 2001, Nara Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as part of the reorganization of Nara Bank into a holding company formation. Nara Bancorp’s principal business is to serve as a holding company for Nara Bank and bank-related subsidiaries, which Nara Bancorp may establish or acquire. Our headquarter is located at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010. Our telephone number is (213) 639-1700.

     Nara Bancorp has three wholly-owned subsidiaries, Nara Bank, Nara Capital Trust I, and Nara Statutory Trust II. Nara Bank’s deposits are insured by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits. Nara Bank is a member of the Federal Reserve System.

     In March 2000 and 2001, Nara Bancorp established Nara Capital Trust I (“Trust I”) and Nara Statutory Trust II (Trust II”), respectively, as wholly owned subsidiaries. The Trust I and Trust II are statutory business trusts. The Trust I issued $10.0 million in trust preferred securities bearing a fixed rate of 10.18%. The interest is payable semi-annually for a 30 year term. Trust II issued $8.0 million in trust preferred securities. In both issuances, we participated as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during its 30-year term based on the 3-month LIBOR plus 3.60 percent and is paid quarterly. For the period beginning on September 26, 2002 to December 25, 2002, the interest rate on the trust preferred securities of Trust II was 5.39 percent, and was paid on December 26, 2002. For the period beginning on December 27, 2002 to March 25, 2002, the trust preferred securities of Trust II bear the interest rate of 5.0% percent per annum. However, prior to March 26, 2007, the interest rate cannot exceed 11.0 percent.

     Our website address is www.narabank.com. We did not in 2002, and currently do not, at this time, make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We do post our annual report on Form 10-K and quarterly reports on Form 10-Q but do not post at any time our current reports on Form 8-K. We do not do so because our website is still under development. We will provide either an electronic or paper copy of our reports free of charge upon request, which request may be made directly to the Investor Relations department at (213) 639-1700.

Recent Developments

     On February 18, 2003, Nara Bancorp announced that its Board of Directors declared a dividend of $0.05 per common share for the first quarter of 2003, which is payable on April 11, 2003 to stockholders of record on March 31, 2003.

     On February 14, 2003, Nara Bancorp announced that its Board of Directors approved a two-for-one stock split of its common stock, effected in the form of a 100% stock dividend, which was payable on March 17, 2003 to stockholders of record on close of business on March 3, 2003. The effect of this dividend is that Stockholders received one additional share of Nara Bancorp common stock for each share owned. All per share amounts and number of shares outstanding in this report have been retroactively restated for this stock split.

Business Overview

     Our principal business activities are conducted through Nara Bank by earning interest on loans, and investment securities that are funded by customer deposits and other borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings. The FDIC insures our deposits up to the maximum legal limits, and we are a member of the Federal Reserve System.

     Through our network of 14 branches and 4 loan production offices, we offer a full range of commercial banking and consumer financial services for our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches, except for our Wilshire and Downtown Offices, operates 24-hour automated teller machines. We provide courier services to qualifying clients and have personal banking officers for our key customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary public and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

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

Lending Activities

     Commercial Loans

     Commercial loans are extended to businesses for various purposes such as providing working capital, purchasing inventory, purchasing machinery and equipment, debt refinance, business acquisition and other business related financing needs. Commercial loans are typically classified as (1) Short-term loans (or lines of credits), which are often used to finance currents assets such as inventories and accounts receivable, which have terms of one year with interest paid monthly on the outstanding balance and principal balance due at maturity and (2) Long-term loans (or term loans to businesses) have terms of 5 to 7 years with principal and interest paid monthly. The credit-worthiness of our borrowers is determined before the loan is origination and periodically reviewed to ascertain credit quality for both short-term and long-term loans. Commercial loans are typically collateralized by the borrower’s business assets and/or real estate. We also offer small business loans to smaller retail businesses for up to $100,000 with terms of 3 to 5 years at a fixed interest rate.

     Our commercial loan portfolio includes trade finance loans from Nara Bank’s International Department, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventories) of the subject business. The department also issues and advises and letters of credit for export and import businesses. As of December 31, 2002, outstanding letters of credit, including domestic letters of credit totaled $31.8 million.

     Commercial Real Estate Loans

     Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on such loans are generally restricted to seven years with a balloon payment due at maturity and are amortized for up to 25 years. We offer both fixed and floating rate loans. It is our policy to restrict real estate loans to 70% of Nara Bank’s appraised value of the subject property.

     Small Business Administration Loans

     Small Business Administration (SBA) loans are typically extended for the purpose of providing working capital, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisition, start-up financing, or to purchase/construct owner-occupied commercial property. SBA loans typically are term loans with maturities ranging from 7 to 10 years for business only related loans and are 25 years for real estate related loans. SBA loans are fully amortized with payment of principal and interest monthly. SBA loans normally provide for floating interest rates and are secured by business assets and/or real estate. Each loan is typically guaranteed 75% to 85% by the U.S. Small Business Administration, depending on the loan amount , with a maximum guaranty per borrower of $1,000,000.

     The SBA loans we generate represent an important segment of our non-interest income because of our ability to sell the guaranteed portion in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. Thus, in addition to the interest yield earned on the un-guaranteed portion of the SBA loans that we retained, we recognize income from the gains on the sales and from loan servicing on the SBA loans sold in the secondary market.

     All our SBA loans are handled through Nara Bank’s SBA Loan department. The SBA loan department is staffed by loan officers who provide assistance to qualified businesses. We attained SBA Preferred Lender status in the Los Angeles and Santa Ana districts on January 16, 1997. SBA Preferred Lender status is the highest designation awarded by the U.S. Small Business Administration and generally facilitates the marketing and approval process for SBA loans. On February 24, 1999, we attained Preferred Lender status in the New York, Chicago, San Francisco, Seattle, and Spokane districts. On April 20, 2001, we also received Preferred Lender status in New Jersey, Baltimore, Washington D.C. and Atlanta districts.

     Consumer Loans

     Consumer loans are extended for automobile and home equity loans with a majority of the consumer loan portfolio currently consisting of automobile loans. Referrals from automobile dealers comprise the majority of originations for automobile loans. We offer fixed rate loans to buyers who are not qualified for automobile dealers’ most preferential loan rates for new and used car financing. We offer home equity loans and lines up to 89% of the appraisal value.

     Concentrations

     Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio over the past five years, which exceeded 10% of our total loans as of the dates indicated:

	At December 31,

(dollars in thousands)	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

Manufacturing	$48,245	6.6%	$38,665	7.6%	$36,142	10.0%	$30,072	12.6%	$31,383	18.7%
Wholesale Trade	127,659	17.5%	109,112	21.4%	89,609	24.7%	71,283	29.8%	46,517	27.7%
Retail Trade	126,988	17.4%	85,515	16.8%	61,282	16.9%	35,878	15.0%	30,345	18.1%
Services	138,203	18.9%	104,669	20.6%	63,792	17.6%	25,702	10.8%	23,745	14.2%
Finance, Insurance, Property Management	248,417	34.0%	129,495	25.4%	75,567	20.8%	48,453	20.3%	—	—

Total	689,512		467,456		326,392		211,388		131,990
Gross Loans, net of unearned *	$729,815		$508,850		$362,704		$238,931		$167,672

*	Includes loans held for sale: $6,337,519 in 2002, $3,657,842 in 2001, $168,250 in 1999 and $415,138 in 1998

Investing Activities

     The main objectives of our investment strategy are to support a sufficient level of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in our policy. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, Collaterized Mortgage Obligations (“CMOs”), bank-qualified California municipals, and corporate bonds.

     Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designed as available-for-sale at the time of purchase. At December 31, 2002, we had $2.8 million in securities held-to maturities and $101.6 million in securities available-for-sale. We sold $ 44.6 million in investment securities during 2002.

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

Borrowing Activities

     When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our corresponding banks and the Federal Reserve Bank, also known as the FRB. The maximum amount that we currently are authorized to borrow from our correspondent banks is $13 million on an overnight basis. In addition to the correspondent banks, the maximum amount that we may borrow from the FRB discount window is 97% of the market value of the pledged security. At December 31, 2002, the par value of the pledged security was $2.0 million.

     The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco (“FHLBSF”) and may apply for advances from the FHLBSF utilizing Federal Home Loan Bank stock, qualifying mortgage loans and mortgage-backed securities as collateral.

     The FHLBSF offers a full range of borrowing program on its advance with terms of up to ten years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. As a member of Federal Reserve Bank, we may also borrow from the Federal Reserve Bank of San Francisco.

Market Area and Competition

     Most of our services are offered in the Los Angeles County, Orange County, San Francisco Bay area, Silicon Valley (Santa Clara County), and New York areas, all regions with high concentrations of Koreans-American Communities. The banking and financial services industry generally, and in our market areas specifically, including California and New York City, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business - Supervision and Regulation – Financial Services Modernization Legislation.”

     We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we do. We have 14 branch offices located in Los Angeles, Orange County, Oakland, Silicon Valley, New York and 4 loan production offices located in Seattle, Chicago, New Jersey, and Atlanta.

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

     From time to time, legislation, as well as regulations, is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of Nara Bancorp and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations of us or any of our subsidiaries. See “Item 1. Business - Supervision and Regulation below.”

Supervision and Regulation

     General

     Bank holding companies and banks are extensively regulated under both federal and state law. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations, which relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

     Nara Bancorp

     As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The OCC and FRB may conduct examinations of our subsidiaries and us.

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

     Nara Bank, N.A.

     Nara Bank, as a national banking association, is subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”). To a lesser extent, Nara Bank is also subject to regulations of the Federal Deposit Insurance Corporation (the “FDIC”) as administrator of the Bank Insurance Fund and the FRB. If, as a result of an examination of Nara Bank, the Office of the Comptroller of the Currency should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Nara Bank’s operations are unsatisfactory or that Nara Bank or its management is violating or has violated any law or regulation, various remedies are available to the Office of the Comptroller of the Currency. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Nara Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate Nara Bank’s deposit insurance in the absence of action by the Office of the Comptroller of the Currency and upon a finding that Nara Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

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

     During 2001, Nara Bank and its board of directors negotiated and on, February 20, 2002, they signed a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”). Nara Bank, without admitting to any allegations, entered into the Consent Order in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. During 2002, management took steps to comply with the Consent Order and to further compliance with the Bank Secrecy Act, including, but not limited to, the implementation of new IT systems and the expansion of employee training programs. On January 22, 2003, the OCC terminated the Consent Order, and as of such date Nara Bank was no longer subject to its requirements.

     Sarbanes-Oxley Act of 2002

     On July 30, 2002, the President signed into law the “Sarbanes-Oxley Act of 2002” (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA has resulted in broad corporate and accounting reform for public companies and the accounting firms that audit them. Many provisions of the SOA became effective immediately and others became effective since passage of the law or will become effective during 2003.

     The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the “Exchange Act”. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA also represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA contains the following important requirements, among other things:

•	prohibition of most loans to a public company’s directors and executive officers;

•	the chief executive officer and chief financial officer of a public company must certify each SEC periodic report containing financial statements;

•	audit committee approval is required for any services provided to a company by the audit firm, with certain exceptions for de minimis services;

•	new requirements for the major stock exchanges to adopt independence standards for audit committees and boards of directors;

•	all SEC periodic reports containing financial statements must reflect all “material correcting adjustments” that have been identified by a company’s audit firm;

•	new “real time” reporting by the company of certain material changes in the financial condition or operations of the company, via reports filed on Form 8-K;

•	new whistleblower protections for employees who come forward with information relating to violations of the federal securities laws;

•	potential compensation disgorgement provisions applicable to the company’s CEO and CFO upon a restatement of financial results attributable to misconduct;

•	timing for Form 4 reports by executive officers and directors and other Section 16 insiders has been accelerated to two business days from the date of any transaction;

•	new and expanded criminal penalties for various securities law violations and changes to the statute of limitations applicable to private securities law enforcement actions.

     Various aspects of the new legislations have been or will be implemented by subsequent rulemaking by the SEC. We are currently evaluating what impact this new legislation and such regulations will have upon our operations, including a likely increase in certain outside professional fees.

     USA Patriot Act of 2001

     On October 26, 2001, the President signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

     The Department of the Treasury in consultation with the FRB and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which:

•	prohibits U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction;

•	require financial institutions to maintain certain records for correspondent accounts of foreign banks;

•	require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency;

•	require due diligence with respect to private banking and correspondent banking accounts;

•	facilitate information sharing between the government and financial institutions; and

•	require financial institutions to have in place a money laundering program.

     In addition, an implementing regulation under the Patriot Act regarding verification of customer identification by financial institutions has been proposed, although such regulation has not yet been finalized. We have implemented and will continue to implement the provisions of the Patriot Act as such provisions become effective. We currently maintain and will continue to maintain policies and procedures to comply with the Patriot Act requirements. At this time, we do not expect that the Patriot Act will have a significant impact on our operations.

     Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 also referred to as the “FSMA”. The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the FSMA also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

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

     We do not believe that the FSMA will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and banks may increasingly diversify the financial products that they offer. The FSMA is intended to grant to community banks, such as Nara Bank, certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the FSMA may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially greater financial resources than we do.

     Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:

•	securities underwriting;

•	dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the FRB, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

     We have not elected to become a financial holding company, although our management may reevaluate this decision as business conditions require.

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

     These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We do not believe that these privacy provisions will have a significant impact on our operations.

     Dividends and Other Transfers of Funds

     Dividends from Nara Bank constitute the principal source of income to Nara Bancorp. Nara Bancorp is a legal entity separate and distinct from Nara Bank. Nara Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Nara Bancorp. Under such restrictions, the amount available for payment of dividends to Nara Bancorp by Nara Bank totaled $41.3 million at December 31, 2002. In addition, the OCC and the FRB have the authority to prohibit Nara Bank from paying dividends, depending upon Nara Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     Transactions with Affiliates

     Nara Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Nara Bancorp or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Nara Bancorp or other affiliates. Such restrictions prevent Nara Bancorp and such other affiliates from borrowing from Nara Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Nara Bank to or in Nara Bancorp or to or in any other affiliate are limited in the amounts indicated below for “covered transactions” under Regulation W. California law also imposes certain restrictions with respect to transactions involving Nara Bancorp and other controlling persons of Nara Bank. Additional restrictions on transactions with affiliates may be imposed on Nara Bank under the prompt corrective action provisions of federal law. See “— Prompt Corrective Action and Other Enforcement Mechanisms.”

     Regulation W. The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under and interpretative guidance with respect to transactions with affiliates. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” (as defined below) with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the FRB has proposed a regulation, which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

     Capital Requirements

     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. As of December 31,2002, Nara Bank’s total risk-based capital ratio was 11.1%.

     The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital.

     Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital.

     In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For further discussion of our capital, see Capital Resources under “Management Discussion and Analysis”.

     The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2002.

	As of December 31, 2002 (Dollars in thousands)

Nara Bancorp	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 capital to average assets	$77,863	8.7%	$35,707	4.0%	$42,156	4.7%
Tier 1 risk-based capital ratio	$77,863	9.6%	$32,293	4.0%	$45,570	5.6%
Total risk-based capital ratio	$86,321	10.7%	$64,585	8.0%	$21,736	2.7%

	As of December 31, 2002 (Dollars in thousands)

Nara Bank	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier I capital to average assets	$81,020	9.3%	$35,011	4.0%	$46,009	5.3%
Tier 1 risk-based capital ratio	$81,020	10.0%	$32,395	4.0%	$48,625	6.0%
Total risk-based capital ratio	$89,478	11.1%	$64,789	8.0%	$24,689	3.1%

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

     Basel Committee. In January 2001, the Basel Committee on Banking Supervision issued a proposal for a “New Capital Accord.” The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution’s capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices. The New Capital Accord is scheduled for implementation by the end of 2006. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank’s capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure. The supervisory review aspect of the new framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

     In July 2002, the Committee revised some aspects of the new proposed capital framework and confirmed a timetable for finalizing the new Capital Accord. The Committee intends to finalize the new Capital Accord in the fourth quarter of 2003, with planned implementation in each country by year-end 2006. Between 2003 and 2006, banks are expected to adapt and develop necessary systems and processes in conformance with the standards of the new Capital Accord.

     At this time, we cannot predict whether the new Capital Accord will be adopted in the U.S. or in what form, or the effect it would have on the operations, financial condition or results of operations of Nara Bank.

     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

     In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the

FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

     Safety and Soundness Standards

     The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

     Premiums for Deposit Insurance

     Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of Nara Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

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

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The current FICO assessment rate for BIF-insured deposits is $0.0182 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, we believe that Nara Bank was in compliance with these requirements.

Employees

     As of December 31, 2002, we had 291 full-time equivalent employees. Our employees are not represented by a union or covered by a collective bargaining agreement. We have entered into a written employment agreement with Benjamin B. Hong, President and Chief Executive Officer. Management believes that its relations with its employees are good. See Item 4(a) below for a list of executive officers.

Factors That May Impact Our Business or the Value of Our Stock

     Set forth below are certain factors that may affect our financial results and operations, which you should consider when evaluating our business and prospects.

Deterioration of economic conditions in Southern California, New York or South Korea could adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean communities in Southern California and in the greater New York City metropolitan area. A deterioration in economic conditions in our market areas could have a material adverse impact on the quality of our business. An economic slowdown in California, New York, or South Korea could have the following consequences, any of which could reduce our net income:

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

A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2002, approximately 48.7% of the value of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

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

Accounting Matters

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material impact on our financial position, results of operations, or cash flows.

Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

The Financial Accounting Standards Board (“FASB”) issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Other, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

The FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, in January 2003. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. We do not believe the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows.

Item 2. PROPERTIES

     Our principal executive offices are located at 3701 Wilshire Blvd., Los Angeles, California 90010. We conduct our operations through nine full branch offices, five mini branch offices and four loan production offices located throughout California, in the greater New York City metropolitan area and in Chicago, Seattle, New Jersey, and Atlanta. We lease all of our offices. The leases expire under various dates, including options to renew, through January 31, 2041. We believe our present facilities are adequate for our present needs. We also believe that, if necessary, we could secure suitable alternative facilities or similar terms, without adversely impacting operations. The locations of our full branch offices, including our headquarters, are as follows:

Office Name	Address

Cerritos	4875 La Palma Avenue, La Palma, CA 90623
Downtown	1122 S. Wall Street, Los Angeles, CA 90015
Flushing	138-02 Northern Blvd., Flushing, NY 11354
Headquarters	3701 Wilshire Blvd, Suite 220, Los Angeles, CA 90010
Jackson Heights	78-14 Roosevelt Avenue, Jackson Heights, NY 11372
Manhattan	29 W. 30th Street, New York, NY 10001
Oakland	2250 Broadway, Oakland, CA 94612
Olympic	2727 W. Olympic Blvd., Los Angeles, CA 90006
Silicon Valley	1102 E. El Camino Real, Sunnyvale, CA 94087
Wilshire	3701 Wilshire Blvd, Suite 220, Los Angeles, CA 90010

     Our four mini branches are located inside supermarkets and the Aroma office is located inside the Sports Center Building. The locations are as follows:

Office Name	Address

Aroma	3680 Wilshire Blvd., Suite 106, Los Angeles, CA 90010
Fullerton	5301 Beach Blvd., Buena Park, CA 90621
Glendale	831 N. Pacific Ave., Glendale, CA 91203
Torrance	3030 W. Sepulveda Blvd., Torrance, CA 90505
Valley	17369 Sherman Way, Van Nuys, CA 91406

     We currently have four loan production offices to promote SBA loans. We have SBA Preferred Lender status in those areas. The locations are as follows:

Office Name	Address

Atlanta	3510 Shallowford Road, Suite 207, Atlanta, GA 30341
Chicago	5901 N. Cicero Avenue Suite 508, Chicago, IL 60646
New Jersey	118 Broad Avenue Suite N-11, Palisades Park, NJ 07650
Seattle	12600 S.E. 38th Street, Suite 230, Bellevue, WA 98006

Item 3. LEGAL PROCEEDINGS

     We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

Item 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are executive officers of Nara Bancorp. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers.

Benjamin B. Hong- Chief Executive Officer and President - Age 70

Mr. Hong has served as President and Chief Executive Officer of Nara Bank since 1994 and as President and Chief Executive Officer of Nara Bancorp since February 2001. Mr. Hong previously served as President and Chief Executive Officer of Hanmi Bank from 1988 to 1994.

Bon T. Goo- Executive Vice President and Chief Financial Officer - Age 53

Mr. Goo has served as Executive Vice President and Chief Financial Officer of Nara Bank since 1990 and as Executive Vice President and Chief Financial Officer of Nara Bancorp since February 2001. Mr. Goo previously served as Vice President and Manager of the Accounting, Investment and Control Division of Hanmi Bank from 1988 to 1990.

Min Jung Kim- Executive Vice President and Chief Credit Officer - Age 43

Ms. Kim has served as Executive Vice President and Chief Credit Officer of Nara Bank since 1995 and as Executive Vice President and Chief Credit Officer of Nara Bancorp since February 2001. Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank from 1992 to 1995.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock, par value $0.001 per share, began trading on the Nasdaq National Market on February 5, 2001 under the symbol “NARA.” Prior to the formation of our holding company, the common stock of Nara Bank, par value $3.00 per share, also was traded on the Nasdaq National Market under the symbol “NARA” through February 2, 2001, which was Nara Bank’s last trading day.

     There were 10,698,730 shares of common stock held by approximately 1,487 beneficial owners and 578 registered owners as of March 12, 2003. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of Nara Bancorp and Nara Bank, as applicable, for each quarter within the last two fiscal years. Sales prices represent actual sales of which our management has knowledge.

Quarters ended:	High Sales Price	Low Sales Price

March 31, 2001	$10.41	$8.00
June 30, 2001	$9.50	$7.13
September 30, 2001	$10.23	$7.90
December 31, 2001	$10.20	$7.43
March 31, 2002	$10.88	$7.87
June 30, 2002	$11.83	$10.63
September 30, 2002	$11.74	$7.92
December 31, 2002	$11.05	$8.49

     Dividends

     The following table shows cash dividends declared during 2002.

Declaration Date	Payable Date	Record Date	Amount

November 15, 2002	January 10, 2003	December 31, 2002	$0.05/share
July 30, 2002	October 11, 2002	September 30, 2002	$0.05/share
May 29, 2002	July 12, 2002	June 30, 2002	$0.05/share
February 28, 2002	April 11, 2002	March 31, 2002	$0.05/share

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

Item 6. SELECTED FINANCIAL DATA

     The following table presents selected financial and other data of Nara Bancorp and prior to the February 2001 reorganization, financial and other data of Nara Bank, for each of the years in the five-year period ended December 31, 2002. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share data)
Statement of Income Data
Total interest income	$48,571	$47,860	$41,602	$25,256	$18,657
Total interest expense	13,464	16,970	14,149	7,919	6,107

Net interest income before provision for (recapture of) loan losses	35,107	30,890	27,453	17,337	12,550
Provision for (recapture of) loan losses	2,686	750	(1,100)	3,395	1,430
Non-interest income	18,001	15,324	13,518	8,024	6,269
Non-interest expense	32,341	28,364	24,830	16,337	12,463

Earnings before income tax provision and cumulative effect of a change in accounting principle	18,081	17,100	17,241	5,629	4,926
Income tax provision	6,777	6,316	6,784	1,657	1,730

Net earnings before cumulative effect of a change in accounting principle	11,304	10,784	10,457	3,972	3,196
Cumulative effect of a change in accounting principle	4,192	—	—	—	—

Net earnings after cumulative effect of a change in accounting principle	$15,496	$10,784	$10,457	$3,972	$3,196

Per Share Data:
Net income before cumulative effect of a change in accounting principle – basic	$1.03	$0.98	$1.04	$0.42	$0.34
Net income before cumulative effect of a change in accounting principle – diluted	0.98	0.93	0.99	0.40	0.32
Net income after cumulative effect of a change in accounting principle – basic	1.41	0.98	1.04	0.42	0.34
Net income after cumulative effect of a change in accounting principle – diluted	1.35	0.93	0.99	0.40	0.32
Book value (period end)	12.23	9.95	8.15	6.07	5.22
Number of common shares outstanding (period end)	10,690,630	11,145,674	10,923,358	8,807,506	8,090,664
Statement of Financial Condition Data – At Period End:
Assets	$979,249	$679,438	$602,563	$359,090	$276,253
Securities	104,402	69,455	70,659	33,331	16,980
Loans, net	721,357	502,141	355,724	235,479	164,838
Deposits	816,918	589,844	527,709	319,869	249,309
Stockholders’ equity	65,369	55,427	44,512	26,726	22,805
Average Balance Sheet Data:
Assets	$786,213	$635,337	$479,898	$312,757	$213,527
Securities	90,460	70,615	50,244	22,622	16,621
Loans, net	600,075	447,225	307,382	205,991	136,424
Deposits	649,929	550,257	428,872	280,283	188,368
Stockholders’ equity	62,224	50,449	34,496	24,944	21,199
Selected Performance Ratios:
Return on average assets before cumulative effect	1.44%	1.70%	2.18%	1.27%	1.50%
Return on average assets after cumulative effect	1.97%	N/A	N/A	N/A	N/A
Return on average stockholders’ equity before cumulative effect	18.17%	21.38%	30.31%	15.92%	15.08%
Return on average stockholders’ equity after cumulative effect	24.90%	N/A	N/A	N/A	N/A
Net interest spread (1)	4.03%	4.04%	4.90%	4.90%	5.10%
Net yield on interest-earning assets (2)	4.86%	5.40%	6.60%	6.40%	6.52%
Average shareholders’ equity to average assets	8.40%	7.94%	7.19%	7.98%	9.93%
Regulatory Capital Ratio :
Leverage : Bank	9.26%	8.46%	7.66%	7.23%	8.37%
Bancorp	8.72%	9.64%	N/A	N/A	N/A
Tier 1 risk-based Bank	10.00%	9.47%	10.03%	9.01%	10.18%
Bancorp	9.64%	10.91%	N/A	N/A	N/A
Total risk-based Bank	11.05%	10.92%	11.90%	11.49%	11.44%
Bancorp	10.69%	12.37%	N/A	N/A	N/A

Asset Quality:
Nonaccrual loans	$1,064	$1,720	$2,038	$1,523	$2,310
Loans 90 days or more past due	18	36	—	—	—

Total nonperforming loans	1,082	1,756	2,038	1,523	2,310
Other real estate owned	36	—	263	44	4
Restructured loans	1,067	—	—	—	—

Total nonperforming assets	$2,185	$1,756	$2,301	$1,567	$2,314
Asset Quality Ratios:
Nonaccrual loans to net loans	0.15%	0.34%	0.57%	0.65%	1.40%
Nonaccrual assets to total assets	0.11%	0.25%	0.34%	0.42%	0.84%
Allowance for loan losses to net loans	1.17%	1.34%	1.96%	1.47%	1.72%
Allowance for loan losses to nonaccrual loans	794.92%	390.12%	342.49%	226.66%	122.68%
Net charge-offs to average net loans	0.17%	0.33%	0.83%	1.32%	0.65%

(1)	Difference between the interest yield on interest-earning assets and interest paid on interest-bearing liabilities

(2)	Net interest income expressed as a percentage of average total interest-earning assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information about our results of operations, financial condition, liquidity, and capital resources. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

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

     Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans. Management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management’s view of the current economic environment as described in “Allowance for Loan and Lease Losses and Methodology”.

     We generally cease to accrue interest on any loan with respect to which the loan’s contractual payments are more than 90 days delinquent, as well as loans classified substandard for which interest payment reserves were established from loan funds rather than borrower funds. In addition, interest is not recognized on any loan for which management has determined that collection of our investment in the loan is not reasonably assured. A nonaccrual loan may be restored to accrual status when delinquent principal and interest payments are brought current, the loan is paying in accordance with its payment terms for a period, minimum six months, and future monthly principal and interest payments are expected to be allocated.

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

     Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized in a write down or charge-off in the period of impairment.

     As part of our asset and liability management strategy, we have entered into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective for the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the interest rate fluctuations on interest rate margin and equity. The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets is recorded as a component of accumulated other comprehensive income (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss directly to the consolidated statement of earnings as a part of non-interest income. Currently, fair value of the interest rate swaps is estimated by discounting the future cash flows using the discount rate that was adjusted by the yield curve.

     In accordance with SFAS No. 115, securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity (and are recorded at amortized cost). Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and unrealized and realized gains or losses related to the holding or selling of securities are calculated using the specific identification method. All other securities are classified as available for sale with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Results of Operations

General

     Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments and interest expense is generated from interest-bearing deposits and other borrowings that we may have, such as Federal Home Loan Bank borrowings, and trust preferred securities. Our ability to generate profitable levels of net interest income is largely dependent on our ability to maintain sound asset quality and appropriate levels of capital and liquidity. Interest income and interest expense can fluctuate widely based on changes in the level of interest rates in the economy.

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

     We also have non-interest income from sources other than interest income. Those sources include service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans and investment securities available for sale. In addition to interest expense, our income is impacted by non-interest expenses, such as salaries and benefits, occupancy, furniture and equipment expenses, and provision for loan losses.

Net Earnings

     Our net earnings before the cumulative effect of a change in accounting principle were $11.3 million for 2002 as compared to $10.8 million for 2001 and $10.5 million for 2000, representing an increase of 4.6% for 2002 and 2.9% for 2001. On a per diluted share basis, net earnings were $0.98, $0.93, and $0.99, respectively. The annualized return on average assets was 1.44% for 2002, as compared to 1.70% for 2001 and 2.18% for 2000. The annualized return on average equity was 18.17% for 2002, compared with 21.38% for 2001 and 30.31% for 2000.

     The cumulative effect of the change in accounting principle, related to the one-time recognition of negative goodwill in the consolidated statement of earnings at January 1, 2002 in accordance with SFAS No. 142, resulted in an increase of $4.2 million of earnings, resulting in total net earnings for the year ended December 31, 2002 of $15.5 million or $1.35 per diluted share.

     During 2002, the increase in net earnings was primarily attributable to higher net interest income resulting from growth in the loan portfolio and lower interest paid on interest-bearing liabilities. Net earnings in 2001 over 2000 also increased primarily due to growth in the loan portfolio despite a decline in net interest margin from a series of rate cuts by the Federal Reserve, and an increase in non-interest income offset by higher non-interest expenses

     The following table summarizes increases and decreases, as applicable, in income and expense for the years indicated.

Operations Summary

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(Dollars in thousands)	2002	Amount	%	2001	Amount	%	2000

Interest income	$48,571	$711	1.50%	$47,860	$6,258	15.0%	$41,602
Interest expense	13,464	(3,506)	-20.7%	16,970	2,821	19.9%	14,149

Net interest income	35,107	4,217	13.7%	30,890	3,437	12.5%	27,453
Provision for (recapture of) loan losses	2,686	1,936	258.1%	750	1,850	168.2%	(1,100)
Non-interest income	18,001	2,677	17.5%	15,324	1,806	13.4%	13,518
Non-interest expense	32,341	3,977	14.0%	28,364	3,534	14.2%	24,830

Earnings before income tax	18,081	981	5.7%	17,100	(141)	-0.8%	17,241
Income tax provision	6,777	461	7.3%	6,316	(468)	-6.9%	6,784

Net earnings before cumulative effect of a change in accounting principle	11,304	520	4.8%	10,784	327	3.1%	10,457

Cumulative effect of a change in accounting principle	4,192	—	—	—	—	—	—

Net earnings after cumulative effect of a change in accounting principle	$15,496	$520		$10,784	$327		$10,457

Net Interest Income and Net Interest Margin

     Net interest income was $35.1 million for the year ended December 31, 2002 as compared to $30.9 million for 2001 and $27.5 million for 2000. Net interest margin was 4.9% for the year ended December 31, 2002 as compared to 5.4% for 2001 and 6.6% for 2000. The Average interest-earning assets were $722.0 million for 2002 as compared to $572.2 million for 2001 and $416.8 million for 2000.

     The increase of $4.2 million or 13.6% in net interest income for 2002 over 2001 was primarily due to an increase in loan portfolio. Despite the increase of $149.8 million or 26.2% in the average interest-earning assets, the net interest income only increased 13.6% due to a decrease in interest margin. Net interest margin decreased 50 basis points or 9.3% to 4.9% for 2002 from 5.4% for 2001. The decrease was due to 175 basis cut in prime rate during the 4th quarter of 2002, which fully repriced our quarterly adjusted loans as of January 1, 2002, and an additional 50 basis rate cut in November of 2002. However, we were able maintain the net interest spread at 4.0%.

     The increase of $3.4 million or 12.5% in net interest income for 2001 over 2000 also was due to an increase in average interest-earning assets. Despite the increase of $155.4 million or 37.3% in average interest-earning assets, net interest income only increased 12.5% due to a decrease in interest margin. Net interest margin decreased 120-basis points or 18.2% to 5.4% for 2001 from 6.6% for 2000. This was due to a 475 basis point drop in market interest rates during the year 2001.

   Interest income

     Interest income was $48.6 million for the year ended December 31, 2002 as compared to $47.9 million for 2001 and $41.6 million for 2000. The average yield on interest-earning assets was 6.7% for the year ended December 31, 2002 as compared to 8.4% for 2001 and 10.0% for 2000.

     The increase of $711,000 or 1.5% in interest income in 2002, as compared to 2001 was primarily due to an increase in loan portfolio. Average interest-earning assets increased $149.8 million or 26.2% to $722.0 million for 2002 from $572.2 million for 2001. Interest and fee income on loans (including the effect of interest rate swaps) increased $2.4 million or 5.9% to $42.9 million for 2002 from $40.5 million for 2001. This increase is primarily due to 34.2% increase in average net loan portfolio to $600.1 million for 2002, from $447.2 million for 2001. Approximately $12.0 million is attributable to growth in loan volume, and negative $9.6 million is attributable to rate decrease. The average yield on net loans decreased to 7.2% in 2002, from $9.0% in 2001. Interest income on securities and other investments slightly increased $300,000 or 6.1% to $5.2 million for 2002 from $4.9 million for 2001, primarily due to an increase in investment securities portfolio.

     The increase of $6.3 million or 15.0% in interest income in 2001, as compared to 2000 was primarily due to growth in interest-earning assets, mostly in loan portfolio. Average interest-earning assets increased $155.4 million or 37.3% to $572.2 million for 2001, from $416.8 million for 2000. Interest and fee income on loans increased $6.3 million or 18.4% to $40.5 million for 2001, from $34.2 million for 2000. This increase is primarily due to growth in loan portfolio offset by lower yields. Average net loans increased $139.8 million or 45.5% to $447.2 million for 2001, from $307.4 million for 2000. The average yield earned on net loans decreased to 9.0% in 2001, from 11.1% in 2000. Approximately $13.5 million is attributable to growth in loan volume, and negative $7.3 million is attributable to rate decrease. The decrease is primarily due to series of rate cuts made by the Federal Reserve during the year. Interest income on securities and other investments increased $1.3 million or 36.1% to $4.9 million in 2001 from $3.6 million in 2000, mainly due to an increase in the investment portfolio.

   Interest Expense

     Deposits

     Interest expense on our deposits was $10.6 million for the year ended December 31, 2002 as compared to $15.5 million for 2001 and $13.7 million for 2000. The average cost of interest-bearing deposits was 2.4% for the year ended December 31, 2002 as compared to 4.2% for 2001 and 5.0% for 2000.

     The decrease of $4.9 million or 31.6% in interest expense on deposits for 2002, as compared to 2001, was primarily due to a decrease in the cost of deposits despite the increase in average interest-bearing deposits. Average interest-bearing deposits increased $70.0 million or 18.9% to $440.2 million for 2002, from $370.2 million. The decrease in the cost of our deposits was primarily due to the lower interest rate environment and repricing of higher-cost certificates of deposits. The cost of our average interest-bearing deposits decreased 177 basis points during the year.

     The decrease of $1.8 million or 11.6% in interest expense on deposits for 2001, as compared to 2000, was also due to decrease in the cost of deposits. The cost of deposits decreased 85 basis points or 20.3% while the average interest-bearing deposits increased $98.1 million or 36.1% to $370.2 million for 2001 from $272.1 million for 2000. The decrease in the cost of our deposits was also due to the decrease in rates paid on all interest-bearing deposits, predominantly on certificate of deposits.

     Borrowings

     Interest expense on our borrowings, including trust preferred securities, was $2.9 million for the year ended December 31, 2002 as compared to $1.5 million for 2001 and $460,000 for 2000. The average cost of borrowings was 4.8% for the year ended December 31, 2002 as compared to 9.0% for 2001 and 8.6% for 2000.

     The increase of $1.4 million or 93.3% in interest expense on borrowings for 2002, as compared to 2001, was primarily due to increase in average balance partially offset by lower funding costs. The increase in average balance was due to additional issuance of trust preferred securities of $8.0 million and an increase in Federal Home Loan Bank advances offset by payoff of subordinated notes with a 9% interest rate. The borrowings from Federal Home Loan Bank increased to $65.0 million at December 31, 2002, from $5.0 million at December 31, 2001. The decrease in the average cost of borrowings was due to a lower interest rate environment.

     The increase of $1.0 million or 226% in interest expense on borrowings for 2001, as compared to 2000, was due to an increase in borrowings during the year. The average balance on borrowings increased $11.3 million or 209.3% to $16.7 million for 2001 from $5.4 million for 2000. The increase in balance was due to issuance of $10.0 million in trust preferred securities and FHLB advances.

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

     Interest rates charged on the loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on interest-earning assets for each year in the three-year period ended December 31, 2002.

Average Balance Sheet and Analysis of Net Interest Income

	December 31, 2002			December 31, 2001

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Net Loans (1)(2)	$600,075	$42,925	7.2%	$447,225	$40,450	9.0%
Time deposits with other banks	557	11	2.0%	2,951	201	6.8%
Securities and others	93,434	5,184	5.6%	71,792	4,932	6.9%
Federal funds sold	27,894	451	1.6%	50,232	2,277	4.5%

Total interest-earning assets	721,960	48,571	6.7%	572,200	47,860	8.4%
Noninterest-earning assets:
Cash and due from bank	27,135			28,351
Premises and equipment, net	5,221			5,167
Accrued interest receivable	3,171			3,517
Intangible assets	1,290			1,451
Other assets	27,436			24,651

Total assets	$786,213			$635,337

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	82,783	1,453	1.8%	85,815	2,653	3.1%
Savings	85,786	2,080	2.4%	67,154	2,039	3.0%
Time certificates	271,646	7,073	2.6%	217,255	10,778	5.0%
Subordinated debentures	3,133	284	9.0%	4,300	387	9.0%
FHLB & other borrowings	40,932	1,213	3.0%	5,068	342	6.8%
Trust preferred securities	15,633	1,361	8.7%	7,332	772	10.5%

Total interest-bearing liabilities	499,913	13,464	2.7%	386,924	16,970	4.4%
Noninterest-bearing liabilities
Demand deposits	209,614			180,132
Other liabilities	14,462			17,834
Stockholders’ equity	62,224			50,447
Total liabilities and stockholders’ equity	$786,213			$635,337

NET INTEREST INCOME AND YIELD:
Net interest income		$35,107			$30,890

Net yield on interest-earning assets			4.9%			5.4%
Net interest spread			4.0%			4.0%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000

		Interest	Average
	Average	Income/	Yield/
	Balance	Expense	Rate

	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Net Loans (1)(2)	$307,382	$34,214	11.1%
Time deposits with other banks	4,940	322	6.5%
Securities and others	51,051	3,567	7.0%
Federal funds sold	53,432	3,499	6.5%

Total interest-earning assets	416,805	41,602	10.0%
Noninterest-earning assets:
Cash and due from bank	29,094
Premises and equipment, net	12,628
Accrued interest receivable	2,651
Intangible assets	1,661
Other assets	17,059

Total assets	$479,898

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	58,352	2,220	3.8%
Savings	43,875	1,472	3.4%
Time certificates	169,898	9,997	5.9%
Subordinated debentures	4,300	387	9.1%
FHLB & other borrowings	1,075	73	6.8%
Trust preferred securities	—	—	—

Total interest-bearing liabilities	277,500	14,149	5.1%
Noninterest-bearing liabilities
Demand deposits	156,747
Other liabilities	11,155
Stockholders’ equity	34,496
Total liabilities and stockholders’ equity	$479,898

NET INTEREST INCOME AND YIELD:
Net interest income		$27,453

Net yield on interest-earning assets			6.6%
Net interest spread			4.9%

(1) Loan fees and interest income from interest rate swaps are included in interest income and deferred fees and ALLL are included in net loans as follows (in thousands):

		Deferred
Year ended December 31,	Loan Fees	(Fees) cost	ALLL
2000	$968	$(177)	$6,980
2001	$1,150	$(650)	$6,710
2002	$1,288	$(1,326)	$8,458

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

	December 31 2002 compared			December 31, 2001 compared to
	to December 31, 2001			December 31,2000

	Net	Change due to		Net	Change due to
	Increase			Increase
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
			(Dollars in thousands)
INTEREST INCOME:
Interest and fees on net loans	$2,475	$(9,556)	$12,031	$6,236	$(7,263)	$13,499
Interest on time deposits with other banks	(190)	(89)	(101)	(121)	15	(136)
Interest on investments	252	(1,060)	1,312	1,364	(60)	1,424
Interest on federal funds sold	(1,826)	(1,080)	(746)	(1,221)	(1,022)	(199)

TOTAL INTEREST INCOME	$711	$(11,785)	$12,496	$6,258	$(8,330)	$14,588

INTEREST EXPENSE:
Interest on demand deposits	$(1,200)	$(1,109)	$(91)	$433	$(472)	$905
Interest on savings	41	(459)	500	567	(151)	718
Interest on time certificates of deposit	(3,704)	(5,961)	2,257	781	(1,726)	2,507
Interest on subordinated notes	(103)	3	(106)	—	—	—
Interest on FHLB and other borrowings	871	(291)	1,162	269	—	269
Interest on other borrowings	589	(154)	743	773		773

TOTAL INTEREST EXPENSE	$(3,506)	$(7,971)	$4,465	$2,821	$(2,349)	$5,171

NET INTEREST INCOME	$4,217	$(3,814)	$8,031	$3,437	$(5,981)	$9,417

Provision for loan losses

     The provision for loan losses on loans and leases was $2.7 million for the year ended December 31, 2002 as compared to $750,000 for 2001 and recapture of $1.1 million for 2000. The increase of $1.94 million or 258.7% in the provision for loan losses for 2002, as compared to 2001, was primarily due to growth in the loan portfolio. The gross loan portfolio (net of unearned) increased $220.9 million or 43.4% during 2002. The increase of $1.85 million or 168.2% in the provision for loan losses for 2001, as compared to 2000, was also due to growth in the loan portfolio. The gross loan portfolio increased $146.5 million or 40.4% during 2001. We use a systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses, which is further adjusted by quarterly provisions charged against earnings.

     Refer to the section “Financial Condition- Allowance for Loan Losses” for a description of our systematic methodology employed in determining an adequate allowance for loan losses.

Noninterest Income

     Noninterest income was $18.0 million for the year ended December 31, 2002 as compared to $15.3 million for 2001 and $13.5 million for 2000. The increase was $2.7 million or 17.5% in 2002 and $1.8 million or 13.4% in 2001.

     The increase in noninterest income in 2002, as compared to 2001, was primarily due to increases in gains on SBA loan sales and SBA servicing income, service charges on deposits, and gains on interest rate swaps that we entered into during 2002. Gain on sale of SBA loans increased $1.4 million or 87.5% to $3.0 million in 2002, from $1.6 million in 2001. We sold a total of $50.0 million in 2002, which was an increase of $19.2 million or 62.3%

from $30.8 million in 2001. Service charges on deposits increased an approximately $400,000 or 6.8% to $6.3 million for 2002, from $5.9 million for 2001. This was due to an increase in demand deposits and an increase in fees on certain items, which became effective July of 2002. In 2002, we also recognized a gain of $442,000 from interest rate swap transactions, which qualified for cash flow hedge accounting.

     The increase in noninterest income for 2001, as compared to 2000, was primarily due to increases in gains on sale of SBA loans and investment securities. The gains on sales of SBA loans increased approximately $900,000 or 131.8% to $1.6 million in 2001. Total sale of SBA loans increased $16.6 million or 116.9% to $30.8 million in 2002, from $14.9 million in 2002. During 2001, we also recognized $917,000 of gains from the sale of investment securities, which totaled $16.5 million in book value. The earnings on cash surrender value increased $197,000 or 73.8% to $464,000 in 2001, compared to $267,000 in 2000. This increase was due to additional purchases of Bank- Owned Life Insurance of $1.8 million for Benjamin Hong and $3.2 million for s group of key employees during 2001.

The breakdown of noninterest income by category is reflected below:

		Increase			Increase
		(Decrease)			(Decrease)
	Year			Year			Year
	Ended			Ended			Ended
(Dollars in thousands)	2002	Amount	%	2001	Amount	%	2000

Noninterest Income:
Service charge on deposits	$6,334	$431	7.3%	$5,903	$323	5.8%	$5,580
Net gain on sale of SBA loans	3,043	1,493	96.3%	1,550	867	126.9%	683
International service fee income	2,714	275	11.3%	2,439	(218)	-8.2%	2,657
Wire transfer fees	975	15	1.6%	960	122	14.6%	838
Service fee income, net — SBA	762	331	76.8%	431	(19)	-4.2%	450
Earnings on cash surrender value	648	184	39.7%	464	197	73.8%	267
Amortization of negative goodwill	—	(1,324)	100.0%	1,324	221	20.0%	1,103
Net gain (loss) on sale of F&E	50	14	38.9%	36	(382)	-91.4%	418
Gain on sale of securities	1,013	96	10.5%	917	917	100%	—
Gain on interest rate swaps	442	442	100.0%	—	—	—	—
Others	2,020	720	55.4%	1,300	(222)	-14.6%	1,522

Total noninterest income	$18,001	$2,677	17.5%	$15,324	$1,806	13.4%	$13,518

Noninterest Expense

     Noninterest expense was $32.3 million for the year ended December 31, 2002 as compared to $28.4 million for 2001 and $24.8 million for 2000. The increase was $3.9 million or 13.7% in 2002 and $3.6 million or 14.5% in 2001.

     The increase in noninterest expense in 2002, as compared to 2001, was primarily due to increases in salaries and benefits, and advertising expenses. Salaries and benefit expense increased approximately $1.2 million or 7.5% to $17.3 million in 2002, from $16.0 million in 2001. This was due to new employees being hired during the 2nd half of 2001 for new branches as well as addition of personnel for specialized areas, such as compliance, internal audit, and legal to accommodate our growth and to assist us in complying with the Stipulation and Consent to the Issuance of a Consent Order signed with the Office of the Comptroller of the Currency. Advertising and marketing-related expense increased approximately $665,000 or 77.5% to $1.5 million in 2002, from $858,000 in 2001. This was due to television advertisements we launched in 2002 in California as well as New York.

     The increase in noninterest expense in 2001, as compared to 2000, was primarily due to increase in salaries and benefit expenses, occupancy expense. Salaries and benefits increased $2.4 million or 17.6% to $16.0 million in 2001, from $13.6 million in 2000. This increase was primarily due increased bonus expense to compensate employees and the additional staffing for the newly opened branches during 2001. Occupancy expenses associated with new branches increased approximately $471,000 or 14.3% to $3.8 million in 2001, from $3.3 million in 2000. Furniture and equipment expenses also increased $237,000 or 21.5% to $1.3 million in 2001, from $1.1 million in

2000.These increases also were primarily due to the opening of additional branches opened during 2001 and partly due to leasehold improvements made in our New York branches.

     Our regulatory fees increased $87,000 or 21.5% to $491,000 in 2001, compared to $404,000 in 2000. The increase primarily came as the result of an increase in the OCC’s assessment fees, which are calculated based on our asset size. Communication expenses also increased $154,000 or 32.2% to $632,000 in 2001, compared to $478,000 in 2000. This increase was mainly due to upgrading and installing data lines to accommodate faster network services. Directors’ fees increased $73,000 or 24.2% to $375,000 in 2001, compared to $302,000 in 2000, as a result of electing new Directors for Nara Bancorp, in 2001. Other income decreased by 48.0%, mainly due to a discontinuation of lease income received from the Manhattan building, which was sold at the end of year 2000. The lease income totaled approximately $439,000 in year 2000.

     A breakdown of noninterest expenses by category is reflected below:

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(Dollars in thousands)	2002	Amount	%	2001	Amount	%	2000

Noninterest Expenses:
Salaries and benefits	17,254	$1,210	7.5%	$16,044	$2,410	17.7%	$13,634
Net occupancy	4,184	373	9.8%	3,811	471	14.1%	3,340
Furniture and equipment	1,530	240	18.6%	1,290	237	22.5%	1,053
Advertising and marketing	1,523	665	77.5%	858	30	3.6%	828
Regulatory fees	538	47	9.6%	491	87	21.5%	404
Communications	580	(52)	-8.2%	632	154	32.2%	478
Data processing	1,699	184	12.1%	1,515	136	9.9%	1,379
Professional fees	2,138	936	77.9%	1,202	12	1.0%	1,190
Office supplies	359	(45)	-11.1%	404	7	1.8%	397
Directors’ fees	420	45	12.0%	375	73	24.2%	302
Credit related fees	712	111	18.5%	601	38	6.7%	563
Amortization of intangible assets	140	14	11.1%	126	—	0.0%	126
Amortization of goodwill	—	(74)	-100.0%	74	—	0.0%	74
Other	1,264	323	34.3%	941	(121)	-11.4%	1,062

Total noninterest expenses:	$32,341	$3,977	14.0%	$28,364	$3,534	14.2%	$24,830

Provision for Income Taxes

     The provision for income taxes on income before taxes and cumulative effect of a change in accounting principle for the year ended December 31, 2002 was $6.8 million as compared to $6.3 million in 2001 and $6.8 million in 2000. The effective tax rate was 37% for 2002 (excluding the impact of the cumulative effect of a change in accounting principle which was not tax effected) as compared to 37% for 2001 and 39% for 2000. The reduction in 2002, as compared to 2001, was primarily due to a $210,000 tax benefit resulting from a California State tax law change in which one-half of the cumulative loan losses through December 31, 2001 taken for income tax purposes were forgiven, and an increase in tax-exempt investment securities. The reduction in 2001, as compared to 2000, was primarily due to the state income tax benefits related to the acquisition of KFBNY.

Financial Condition

     Our total assets were $979.2 million at December 31, 2002 as compared to $679.4 million at December 31, 2001 and $602.6 million at December 31, 2000. The increase was $299.8 million or 44.1% for 2002 and $76.8 million or 12.7% for 2001. The increase in total assets from 2001 to 2002 was primarily due to growth in our loan and investment portfolio. Net loans, including loans held for sale, increased $219.3 million or 43.7% for 2002 and the investment securities increased $34.9 million or 50.2% in the year. These increases were funded by deposits and FHLB borrowings. The increase in total assets from 2000 to 2001 was also due to growth in our loan portfolio. Net loans increased $146.4 million or 41.2% during the 2001. The details are discussed below.

Investment Security Portfolio

     The main objectives of our investment strategy are to support a sufficient level of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. The securities that we have the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale.

     As of December 31, 2002, held-to-maturity securities totaled $2.8 million, compared to $4.3 million at December 31, 2001, and available-for-sale securities totaled $101.6 million at December 31, 2002, compared to $65.1 million at December 31, 2001. The decrease in held-to-maturity securities is primarily due to agency bonds that were called during 2002 as a result of decreases in interest rates. During 2002, a total of $25.2 million in agency securities were called, matured or paid down, $45.6 million were sold and $105.6 million were purchased, all classified as available- for- sale. From the investment portfolio, securities with amortized cost of approximately $3.5 million and $2.5 million were pledged to Federal Reserve Board as required or permitted by law at December 31, 2002 and 2001, respectively. We also pledged $21.8 million with Federal Home Loan Bank of San Francisco and $40.0 million with California State Treasurer’s Office. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, bank qualified California municipals, CMOs and corporate bonds. This investment portfolio composition reflects our investment strategy.

     The following table summarizes the maturity of securities based on carrying value and their pertinent weighted average yield ratios for year 2002:

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Held-to-maturity
U.S. Corporate Notes	—	—	2,002	7.01%	—	—%	778	7.41%	2,780	7.12%
Total held-to-maturity	—	—	2,002	7.01	—	—	778	7.41	2,780	7.12
Available-for-sale
U.S. Government	—	—	14,685	4.09	18,429	4.65	2,043	7.00	35,157	4.55
Collateralized Mortgage Obligations	—	—	—	—	538	7.21	5,786	4.42	6,324	4.66
Mortgage-backed Securities	—	—	6,196	3.92	976	4.38	9,172	4.57	16,344	4.31
Asset-backed Securities	—	—	88	—	—	1.89	—	—	88	1.89
Municipal Bonds	—	—	—	—	416	3.70	27,086	5.00	27,502	4.98
U.S.Corporate Notes	—	—	999	7.02	249	8.15	4,152	8.66	5,400	8.34
U.S. Agency Preferred Stocks	—	—	—	—	—	—	10,807	6.33	10,808	6.33
Total available-for-sale	—	—	21,968	4.16	20,608	4.72	59,046	5.44	101,622	5.02
Total Investment Securities	—	—	23,970	4.40%	20,608	4.72%	59,824	5.47%	104,402	5.08%

Loan Portfolio

     Our net loans (net of allowance for loan losses), including loans held for sale, were $721.4 million at December 31, 2002 as compared to $502.1 million at December 31, 2001 and $355.7 million at December 31, 2000. The increase in net loans was $219.3 million or 43.7% for 2002 and $146.4 million or 41.2% for 2001. Net loans, as a percentage of our total interest-earnings assets, were 79.8% at December 31, 2002 as compared to 81.6% at December 31, 2001 and 66.7% at December 31, 2000. The average net loans were $600.1 million, $447.2 million, and $307.4 million at December 31, 2002, 2001, and 2000, respectively. As a result of continued focus on commercial lending activities, loan growth remained concentrated in commercial loans, including commercial real estate loans. The table below sets for the composition of our loan portfolio by type.

     The average net loans for 2002 increased $152.9 million or 34.2% from 2001. From the total increase, approximately $49.3 million or 32.2% was contributed by the New York opeartions. The net loans in the New York region increased $46.2 million or 32.8% to $187.2 million at December 31, 2002, from $141.0 million at December 31, 2001. The average net loans for 2001 increased $139.8 million or 45.5% from 2000. From the total increase, approximately 42.8% was contributed by the branches in the New York operations. The net loans in the New York region increased $62.7 or 80.1% to $141.0 million at December 31, 2001, compared to $78.3 million at December 31, 2000.

Commercial Loans

     Commercial loans are extended for the purposes of providing working capital, financing the purchase of inventory, especially for importers and exporters, or equipment and for other business purposes. Short-term business loans (within one year) are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA guaranteed loans usually have a longer maturity (7 to 25 years). The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. The commercial loan portfolio also includes SBA loans held for sale. During 2002, our commercial loans increased $107.7 million or 51.0% to $318.9 million at December 31, 2002, from $211.2 million at December 31, 2001. Commercial loans also increased $71.7 million or 51.4% to $211.2 million at December 31, 2001, from $139.5 million at December 31, 2000.

Commercial Real estate Loans

     Our real estate loans consist primarily of loans secured by deeds of trust on commercial property. It is our policy to restrict real estate loans to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally restricted to seven years (on an amortization up to 25 years with a balloon payment due at maturity). Our real estate loans, mostly consisting of commercial real estate loans, increased $104.1 million or 41.4% to $355.8 million at December 31, 2002, from $251.7 million at December 31, 2001. Real estate loans also increased $73.9 million or 41.6% to $251.7 million at December 31, 2001, from $177.8 million at December 31, 2000.

Consumer Loans

     Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and savings-secured loans. Nara Bank began originating automobile loans in early 1995. Referrals from automobile dealers comprise the majority of our origination of such loans. We also offer fixed-rate loans to buyers of new and previously owned automobiles who are not qualified for automobile dealers’ most preferential loan rates. We carry all loans at face amount, less payments collected, net of deferred loan origination fees and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual basis when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

     The rates of interest charged on variable rate loans are set at specified increments in relation to our prime lending rate and accordingly vary as our prime lending rate varies. Approximately 86.0% of our net loans were variable-rate loans at December 31, 2002.

     With certain exceptions, we are permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2002, our lending limit was approximately $13.4 million for unsecured loans. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans in an additional amount up to 10% of our total capital and the allowance for loan losses.

     The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,

	2002		2001		2000

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Loan Portfolio Composition:
Commercial Loans, including lease financing*	$318,905	43.6%	$211,214	41.5%	$139,544	38.5%
Real Estate and Construction Loans	355,787	48.7%	251,691	49.4%	177,849	49.0%
Consumer Loans	56,449	7.7%	46,596	9.1%	45,488	12.5%

Total Loans Outstanding	731,141	100.0%	509,501	100.0%	362,881	100.0%

Deferred Loans (Fees), Net of Costs	(1,326)		(650)		(177)
Less: Allowance of Loan Losses	(8,458)		(6,710)		(6,980)

Net Loan Receivable	$721,357		$502,141		$355,724

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1999		1998

(Dollars in thousands)	Amount	Percent	Amount	Percent

Loan Portfolio Composition:
Commercial Loans, including lease financing*	$100,411	42.0%	$84,166	50.2%
Real Estate and Construction Loans	103,311	43.2%	52,823	31.5%
Consumer Loans	35,295	14.8%	30,651	18.3%

Total Loans Outstanding	239,017	100.0%	167,640	100.0%

Deferred Loans (Fees), Net of Costs	(86)		32
Less: Allowance of Loan Losses	(3,452)		(2,834)

Net Loan Receivable	$235,479		$164,838

*	Includes commercial loans held for sale; $6,337,519 in 2002, $3,657,842 in 2001, $168,250 in 1999 and $415,138 in 1998.

     We extend lines of credit to business customers usually on an annual review basis. We do not normally make loan commitments in material amounts for periods in excess of one year. Our undisbursed commercial loan commitments at December 31, 2002, 2001, and 2000 were $114.7 million, $146.2 million, and $87.9 million, respectively.

     The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Loan commitments	$114,734	$146,201	$87,895	$56,278	$47,707
Standby letters of credit	4,830	4,785	4,574	2,851	2,948
Commercial letters of credit	26,952	21,634	21,427	17,554	10,689

Non-performing Assets

     Non-performing assets consisted of non-accrual loans, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”).

     Loans are placed on nonaccrual status when they become 90 days past due, unless the loan is both well- secured and in the process of collection. Loans may be placed on nonaccrual status earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. Loans are charged off when our management determines that collection has become unlikely. OREO consists of real estate acquired by us through foreclosure or similar means that we intend to offer for sale.

     Non-performing assets were $2.2 million at December 31, 2002 as compared to $1.8 million at December 31, 2001 and $2.3 million at December 31, 2000. The increase in total non-performing assets in 2002, as compared to 2001, was primarily due to $1.1 million of restructured loans. During 2002, five loans totaling $ 1.2 million were restructured, which are all current at December 31, 2002.

     Non-performing loans were $1.1 million at December 31, 2002 as compared to $1.8 million at December 31, 2001 and $2.0 million at December 31, 2000. The decrease of $700,000 or 35.3% in 2002 as compared to 2001 was primarily due to restructured and charged-off loans. The decrease of $282,000 or 13.8% in 2001, as compared to 2000, was also due to a $1.2 million loan that was subsequently charged off in February of 2001.

The following table illustrates the composition of our nonperforming assets as of the dates indicated

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Non-accrual loans	$1,064	$1,720	$2,038	$1,523	$2,310
Loans past due 90 days or more, still accruing	18	36	—	—	—

Total non-performing loans	1,082	1,756	2,038	1,523	2,310
Other real estate owed	36	—	263	44	4
Restructured loans	1,067	—	—	—	—

Total non-performing assets	$2,185	$1,756	$2,301	$1,567	$2,314

     We own other real estate, taken through foreclosure, in aggregate amount of $36,000 and $263,000 at December 31, 2002 and 2000, respectively. We did not own any other real estate at December 31, 2001. We incurred $11,000 and $16,000 in expenses in 2002 and 2000, respectively. There was no expense incurred through OREO transactions in 2001. We reserved $8,000 and $37,000 at December 31, 2002 and 2000, respectively, as a valuation allowance. The following table summarizes our OREO at the dates indicated:

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Other real estate owned	$43	$0	$300	$57	$10
Valuation allowance	(7)	(0)	(37)	(13)	0

Net OREO	$36	$0	$263	$44	$10

     Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates

     The following table shows the maturity distribution and repricing interval of the loans outstanding as of December 31, 2002. In additional, the table show the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2002

	Loans maturing and repricing in

		After one
	Within	But within	After
(Dollars in thousands)	One Year	Five years	Five years	Total

Commercial Loans	$308,469	$10,422	$14	$318,905
Real Estate and Construction loans	337,177	1,350	17,260	355,787
Consumer Loans	13,681	14,354	28,414	56,449

Total	659,327	26,126	45,688	731,141

Loans with fixed interest rates	37,747	26,126	45,688	109,561
Loans with variable interest rate	621,580	—	—	621,580

Total	$659,327	$26,126	$45,888	$731,141

     Concentrations

     Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio as of the dates indicated:

	At December 31,

(dollars in thousands)	2002		2001		2000

		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

Manufacturing	$48,245	6.6%	$38,665	7.6%	$36,142	10.0%
Wholesale Trade	127,659	17.5%	109,112	21.4%	89,609	24.7%
Retail Trade	126,988	17.4%	85,515	16.8%	61,282	16.9%
Services	138,203	18.9%	104,669	20.6%	63,792	17.6%
Finance, Insurance,
Property Management	248,417	34.0%	129,495	25.4%	75,567	20.8%

Total	689,512		467,456		326,392
Gross Loans	$729,815		$508,850		$362,704

[Additional columns below]

[Continued from above table, first column(s) repeated]

	At December 31,

(dollars in thousands)	1999		1998

		% of		% of
	Amount	Portfolio	Amount	Portfolio

Manufacturing	$30,072	12.6%	$31,383	18.7%
Wholesale Trade	71,283	29.8%	46,517	27.7%
Retail Trade	35,878	15.0%	30,345	18.1%
Services	25,702	10.8%	23,745	14.2%
Finance, Insurance,
Property Management	48,453	20.3%	—	—

Total	211,388		131,990
Gross Loans	$238,931		$167,672

     Allowance for Loan Losses

     The risk of nonpayment on loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we thoroughly analyze each loan application and a majority of those loans are approved by the Management Loan Committee, which is comprised of six officers including the Chief Executive Officer, Chief Credit Officer and Chief Financial Officer. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on the type of the loan being made, the credit-worthiness or history of the borrower over the term of the loan, security for the loan and cash flow of the borrower. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or complexity of the borrower. These loans are periodically reviewed by the Management Loan Committee.

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

     Our allowance for loan losses is established to provide for loan losses that can be reasonably anticipated. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses. The amount of the allowance is determined by management and reported to the Board quarterly. The results of both internal and external loan reviews are used to determine the loan loss reserve. Our current loan review system takes into consideration such factors as the current financial condition of the borrower, the value of security, future economic conditions and their impacts on various industries. Our own historical loan loss experience is factored into a detailed loss migration analysis method, which determines loss factors to be used in calculating the allowance for loan losses.

     The allowance for loan losses was $8.5 million at December 31, 2002 as compared to $6.7 million at December 31, 2001 and $7.0 million at December 31, 2000. The allowance for loan losses increased $1.8 million or 26.9% at December 31, 2002, as compared to December 31, 2001, primarily due to the continued growth of the commercial loans and real estate portfolios. We recorded a provision of $2.7 million during 2002, compared to $750,000 in 2001. During 2002, we charged off $2.4 million and recovered $1.4 million. The allowance loan losses was 1.16% of gross loans at December 31, 2002 as compared to 1.32% at December 31, 2001 and 1.92% at December 31, 2000. This decrease in the ratio was primarily due to an increase in real estate loans, which requires less reserve due to low historical loss, under our methodology and a decrease in our classified loans. Total classified loans at December 31, 2002 were $2.5 million, compared to $4.1 million at December 31, 2001.

     Specific reserves for impaired loans in accordance with SFAS No. 114, were $1.3 million at December 31, 2002 as compared to $1.4 million at December 31, 2001 and $1.9 million at December 31, 2000. Our management and Board of Directors review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2002, to absorb estimated losses associated with the loan portfolio. However, no assurances can be given as to whether we will experience further losses in excess of the allowance, which may require additional provisions for loan loss reserves. If there are further losses, they may have a negative impact on our earnings.

     We believe that the allowance for loan losses is adequate to cover all reasonably anticipated losses in our loan portfolio. However, no assurance can be given that future economic conditions will not adversely affect our service areas or that other circumstances, including circumstances beyond our control, will not result in increased losses in our loan portfolio, which could possibly exceed the total allowance for loan losses.

     The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated :

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

LOANS:
Average gross loans	$607,056	$454,591	$315,735	$208,895	$138,914
Total gross loans at end of period (net of deferred fees)	729,815	508,850	362,704	238,931	167,672
ALLOWANCE:
Balance – beginning of period	$6,710	$6,980	$3,452	$2,834	$2,033
Loans charged off:
Commercial	2,118	3,463	6,300	2,785	754
Consumer	296	233	225	154	260
Real Estate and Construction	—	83	52	—	—
Total loans charged off	2,414	3,779	6,577	2,939	1,014
Less: recoveries:
Commercial	1,278	1,737	2,292	151	54
Consumer	79	182	173	76	69
Real Estate and Construction	15	376	1,571	—	—
Total loan recoveries	1,372	2,295	4,036	227	123
Net loans charged off	1,042	1,484	2,541	2,712	891
Provision for (recapture of) loan losses	2,686	750	(1,100)	3,395	1,430
Allowance acquired in business acquisition	—	—	7,878	—	285
Less: provision for (recapture of) losses on commitments and letters of credit	104	464	(709)	(65)	(22)
Balance – end of period	$8,458	$6,710	$6,980	$3,452	$2,834
RATIOS:
Net loan charge-offs to average total loans	0.17%	0.33%	0.80%	1.30%	0.64%
Net loan charge-offs to total loans at end of period	0.14%	0.29%	0.70%	1.14%	0.53%
Allowance for loan losses to average total loans	1.39%	1.48%	2.21%	1.65%	2.04%
Allowance for loan losses to total loans at end of period	1.16%	1.32%	1.92%	1.44%	1.69%
Net loan charge-offs to beginning allowance	15.53%	21.26%	73.61%	95.70%	43.83%
Net loan charge-offs to provision for loan losses	38.79%	197.87%	-231.00%	79.88%	62.31%

     The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. We evaluate credit risk associated with the loan portfolio at the same time we evaluate credit risk associated with the commitments to extend credit and letters of credits. However, the allowances necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions, and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit and letters of credit was $333,000 and $437,000 and at December 31, 2002 and 2001, respectively.

     Allowance For Loan Losses Methodology

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

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pool and undisbursed commitments graded Pass (less cash secured loans), Special Mention, Substandard, and Doubtful.

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

     The resultant migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. For loan type pools that have no historical loss, we have established a minimum risk factor for each loan grade dependent on loan types Pass (0.40% - 2.26%), Special Mention (3.0% - 6.77%), Substandard (7.0% - 84.14%), Doubtful (50.0%-100.0%), and Loss (100.0%).

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

     Under the Specific Allocation method, management establishes specific allowances for loans where management has identified significant conditions or circumstances related to a credit that is believed to indicate the probability that a loss may be incurred. The specific allowance amount is determined by a method prescribed by the Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan.” Our actual historical repayment experience and the borrower’s cash flow, together with an individual analysis of the collateral held on a loan, is taken into account in determining the allocated portion of the required allowance under this method. As estimations and assumptions change, based on the most recent information available for a credit, the amount of the required specific allowance for a credit will increase or decrease. The Migration Analysis risk factor is used to determine the unallocated portion of the required Allowance under this method. By analyzing the identified credits on a quarterly basis, we are able to adjust a specific allowance based upon the most recent information that has become available.

     Deposits

     Deposits are our primary source of funds to use in lending and investment activities. Our deposits consist of demand deposits, savings deposits, money market, super-NOW, and time deposits with various maturities. Total deposits were $816.9 million at December 31, 2002 as compared to $589.8 million at December 31, 2001 and $527.7 million at December 31, 2000. The increases were $227.1 million or 38.5% for 2002 and $62.1 million or 11.8% for 2001. On November 29, 2002, we assumed $49.6 million in deposits and $1.3 million in loans from The Industrial Bank of Korea, New York (“IBKNY”), which accounted for 21.8% of the total increase in deposits. Excluding this transaction, the internal deposit growth amounted to $177.5 million or 30.1% in 2002.

     The increase in deposits during 2002 comprised increases in non-interest bearing deposits of $37.8 million or 19.0%, time deposits of $127.1 million or 55.8%, and savings of $62.4 million or 79.1%, offset by a slight decrease in interest-bearing demand accounts of $ 0.2 million or 0.2%. The increases are attributed to continued momentum from various promotions intended to attract deposits. Total deposits in the New York region increased $93.2 million or 56.3% to $ 258.8 million at December 31, 2002, compared to $165.6 million at December 31, 2001.

Total deposits in Northern California increased $13.9 million or 21.3% to $79.3 million at December 31, 2002, compared to $65.4 million at December 31, 2001.

     Included in time deposits of $354.8 million at December 31, 2002 are $45.3 million of brokered deposits and $35 million of State deposits, compared with $ 5.0 million of brokered deposits and $10.0 million of State deposits at December 31, 2001. Although we occasionally promote certain time deposit products, our efforts are largely concentrated in increasing the volume of low-cost transaction accounts, which generate higher fee income and are a less costly source of funds in comparison to time deposits. Detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate

$2,000,000	02/14/2001	02/17/2003	5.30%
2,090,000	02/16/2001	02/16/2006	5.65%
10,090,000	7/31/2002	7/31/2003	2.35%
5,057,000	11/06/2002	02/06/2003	1.80%
5,080,000	11/06/2002	5/6/2003	2.05%
4,863,000	11/06/2002	08/06/2003	2.10%
16,100,000	12/31/2002	6/30/2003	1.70%

$45,280,000			2.28%

State Deposits	Issue Date	Maturity Date	Rate

$5,000,000	06/17/2002	12/16/2002	1.87%
5,000,000	04/22/2001	10/21/2002	2.00%
10,000,000	04/18/2001	10/21/2002	2.00%
10,000,000	08/08/2002	02/07/2003	1.64%
5,000,000	10/11/2002	04/23/2003	1.56

$35,000,000			1.69%

     The increase in deposits during 2001 comprised of increases in non-interest bearing deposits of $6.2 million or 3.2%, time deposits of $24.7 million or 12.5%, savings of $29.1 million or 58.4%, and interest-bearing demand accounts of $ 2.1 million or 2.5%. All of these increases were primarily due to new deposits accounts and changes in balances of existing accounts. Average deposits increased $121.4 million or 28.3% to $550.3 million at December 31, 2001, compared to $428.9 million at December 31, 2000. From the total increase of $62.1 million, approximately $21.2 million or 34.1% was attributable to the branches in the New York region Total deposits in the New York region increased $21.2 million or 14.7% to $165.6 million at December 31, 2001, compared to $144.4 million at December 31, 2000. Total deposits in Northern California increased $9.3 million or 16.6% to $65.4 million at December 31, 2001, compared to $56.1 million at December 31, 2000. This increase was attributable to the Oakland branch, which opened during 2000.

Although our deposits vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated regarding the balances of our deposits by category.

	December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Demand, noninterest bearing	$236,923	29.0%	$199,083	33.8%	$192,837	36.5%
Demand, interest bearing	83,868	10.3%	84,103	14.3%	82,043	15.5%
Savings	141,282	17.3%	78,933	13.3%	49,831	9.5%
Time certificates of deposit	354,845	43.4%	227,725	38.6%	202,998	38.5%

Total Deposits	$816,918	100.0%	$589,844	100.0%	$527,709	100.0%

     The following table shows the maturity schedules of our certificates of deposit for $100,000 or more, for the years indicated.

	December 31,

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Three months or less	$139,895	39.4%	$120,543	52.9%	$93,549	46.1%
Over three months through six months	119,471	33.7%	61,747	27.1%	47,956	23.6%
Over six months through twelve months	90,989	25.6%	38,966	17.1%	58,721	28.9%
Over twelve months	4,490	1.3%	6,469	2.9%	2,772	1.4%

Total time certificate of deposits	$354,845	100.0%	$227,725	100.0%	$202,998	100.0%

     Other Borrowings

     On September 30, 1999, we issued five-year subordinated capital notes in the aggregate amount of $4.3 million with a stated interest rate of 9.0%, maturing on September 30, 2004. Interest on the notes is payable quarterly and no scheduled payments of principal were due prior to maturity. The notes were redeemable prior to their maturity as of or after September 30, 2002. The notes qualified as Tier 2 risk-based capital under Comptroller of the Currency guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. On September 30, 2002, we repaid the entire principal and the accrued interest to the note holders according to the note agreement.

     During 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco typically are secured by pledges of mortgage loans and/or securities, with a market value at least equal to outstanding advances. The following table shows our outstanding borrowings from FHLB at December 31, 2002.

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

     Nara Bancorp established special purpose trusts in 2001 and 2002 for the purpose of issuing Preferred Trust Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of December 31, 2002.

(Dollars in thousands)

TRUST SECURITIES AND
JUNIOR SUBORDINATED
TRUST SECURITIES			DEBENTURES

			PRINCIPAL			INTEREST
	ISSUANCE		BALANCE OF	STATED	ANNUALIZED	DISTRIBUTION
TRUST NAME	DATE	AMOUNT	DEBENTURES	MATURITY	COUPON RATE	DATES

Nara Bancorp Capital Trust I	March 2001	$10,000	$10,400	June 8, 2031	10.18%	June 8 and December 8
Nara Statutory Trust II	March 2002	$8,000	$8,248	March 26, 2032	3 month LIBOR	March 26, June 26,
					+ 3.6%	September 26 and
December 26

     The Junior Subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I and March 26, 2007 with respect to Nara Statutory Trust II unless certain events have occurred. During November of 2002, $10 million of the total proceeds from the issuance of the Trust Securities were injected into Nara Bank, as permanent capital.

     Capital Resources

     Historically, our primary source of capital has been the retention of operating earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risk. We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional securities, debt or otherwise.

     Our total stockholders’ equity was $65.4 million at December 31, 2002 as compared to $55.4 million at December 31, 2001 and $44.5 million at December 31, 2000. This was an increase of $10.0 million or 18.1% for 2002 and $10.9 million or 24.5% for 2001. At December 31, 2002, Tier 1 Capital, stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $77.9 million. This increase was due to an additional $8.0 million Trust Preferred and net income of $15.5 million offset by stock repurchases of $6.4 million and cash dividend of $2.2 million during the year. At December 31, 2002, Nara Bancorp had a ratio of total capital to total risk-weighted assets of 10.7% and a ratio of Tier 1 Capital to total risk weighted assets of 9.6%. The Tier 1 leverage ratio was 8.7% at December 31, 2002. Nara Bank had a ratio of total capital to total risk-weighted assets of 11.1%, a ratio of Tier 1 Capital to total risk weighted assets of 10.0%, and Tier 1 leverage ratio was 9.3% at December 31, 2002.

     At December 31, 2001, Tier 1 Capital, stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $63.4 million. This represents an increase of $20.7 million or 48.5% over Tier 1 Capital of $42.7 million at December 31, 2000. At December 31, 2001, Nara Bancorp had a ratio of total capital to total risk-weighted assets of 12.4% and a ratio of Tier 1 Capital to total risk weighted assets of 10.9%. The Tier 1 leverage ratio was 9.7% at December 31, 2001. Nara Bank had a ratio of total capital to total risk-weighted assets of 10.9%, a ratio of Tier 1 Capital to total risk weighted assets of 9.6%, and Tier 1 leverage ratio was 8.5% at December 31, 2001.

     The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2002.

	As of December 31, 2002 (Dollars in thousands)

	Actual		Required		Excess

Nara Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$77,863	8.7%	$35,707	4.0%	$42,156	4.7%
Tier 1 risk-based capital ratio	$77,863	9.6%	$32,293	4.0%	$45,570	5.6%
Total risk-based capital ratio	$86,321	10.7%	$64,585	8.0%	$21,736	2.7%

	As of December 31, 2002 (Dollars in thousands)

	Actual		Required		Excess

Nara Bancorp	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$81,020	9.3%	$35,011	4.0%	$46,009	5.3%
Tier 1 risk-based capital ratio	$81,020	10.0%	$32,395	4.0%	$48,625	6.0%
Total risk-based capital ratio	$89,478	11.1%	$64,789	8.0%	$24,689	3.1%

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

     The objective of our liquidity management is to have funds available to pay anticipated deposit withdrawals and any other maturing financial obligations promptly and fully in accordance with their terms. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive cost.

     In general, liquidity risk is managed daily by controlling the level of federal funds and the use of funds provided by the cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank. The sale of investment bonds maturing in the near future can also serve as a contingent source of funds. Increases in deposit rates are considered a last resort as a means of raising funds to increase liquidity.

     For deposits, our primary source of funds, we maintain a deposit policy under which we endeavor to match our interest-bearing liabilities to fund interest-earning assets as closely as possible. We also endeavor to cover all volatile funds with liquid assets, as a method to ensure adequate liquidity. Thus, we analyze our deposits’ maturities and interest rates in order to monitor and control the cost of funds and review the stability of our supply of funds.

     At times when we have more funds than the amount we need for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. On the other hand, when we have less funds than we need, we are allowed to borrow funds from both correspondent banks and the Federal Reserve Bank (“FRB”). The maximum borrowing amount from our correspondent banks is $13 million on an overnight basis. In addition to the correspondent banks, the maximum borrowing amount from the FRB discount window is 97% of the market value of the pledged security. At December 31, 2002, the par value of the pledged security was $2.0 million . We also have an available borrowing line with the Federal Home Loan Bank of San Francisco of up to 25% of our total assets. At December 31, 2002 and 2001, we had $65.0 million and $5.0 million of advances outstanding from Federal Home Loan Bank, respectively.

     We maintain a portion of our funds in interest-bearing cash deposits with other banks, sell funds to other banks overnight (federal funds sold), and investment securities available-for-sale. The liquid assets were $33.0 million at December 31, 2002 as compared to $124.1 million at December 31, 2001 and $187.4 million at December 31, 2000. At December 31, 2001, our liquidity level was 18.3% totaling $124.1 million, reflecting a $63.3 million decrease compared to a liquidity level of $187.4 million at 2000 year-end. The decrease was mainly due to $57.5 million decrease in federal funds sold from $99.7 million at 2000 year-end to $42.2 million at 2001 year-end. At December 31, 2002, our liquid assets included cash and cash equivalents, federal funds sold, interest-bearing deposits in other banks with maturities of one year or less, and available-for-sale investment securities not pledged. At December 31, 2002, cash and cash equivalents, including federal funds sold, totaled $ 104.7 million as compared to $72.6 million at December 31, 2001 and $132.7 million at December 31, 2000.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. For 2002, our gross loan to deposit ratio averaged 93.4%, compared to an average ratio of 82.6% for 2001 and a ratio of 73.6% for 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISKS

     The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing condition and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of asset and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense, and enhancing noninterest income. We also use risk management instruments to modify interest rate characteristic of certain assets and liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analyses to measure, evaluate and monitor risk.

     Interest Rate Risk

     Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. The management of interest risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest risk management to the Asset and Liability Management Committee (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

     The fundamental objective of the ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, investment activities and directs changes in the composition of the balance sheet. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while rate on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

     Swaps

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements as summarized in the table below.

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of earnings as a part of non-interest income. As of December 31, 2002, the amounts in accumulated OCI associated with these cash flows totaled $1,801,683 (net of tax of $1,201,121), of which $815,998 is expected to be reclassified into interest income within the next 12 months.

Interest rate swaps information at December 31, 2002 is summarized as follows:

Current Notional					Realized
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Gain[1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	$881,650	$55,646
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,346,060	98,855
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	121,111	57,892
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	98,750	79,337
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	—	92,206
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	197,889	20,222
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	155,256	16,026
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	202,088	21,792
$140,000,000				$3,002,804	$441,976

1.	Gain included in the consolidated statement of earnings since inception of the swaps in 2002, representing hedge ineffectiveness.

2.	Prime rate is based on Federal Reserve statistical release H.15

During 2002, interest income was increased by $990,213 received from swap counterparties. No such swap contracts were held during 2001 or 2000. At December 31, 2002, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.0 million.

     Interest Rate Sensitivity

     Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with the use of a simulation model, which provides a dynamic assessment of interest rate sensitivity.

     The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of interest-bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest-bearing liabilities repricing within that same time period. Positive cumulative gaps suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall.

     The following table illustrates our combined asset and liability repricing as of December 31, 2002:

		Over 90

	90 days	Days to

	Or less	365 days	1-5 years	Over 5 yrs	Total

	(Dollars in thousands)
Total Investments *	$78,300	$—	$28,723	$75,521	$182,544
Total Loans	592,028	17,096	77,528	50,489	731,141

Rate Sensitive Assets:	670,328	17,096	106,251	126,010	913,685

Deposits:
Time Certificate of Deposit	99,629	165,241	3,298	—	268,168
$100,000 or more
Time Certificate of Deposit	40,266	45,219	1,104	88	86,677
Under $100,000
Money Market	75,154	—	—	—	75,154
Now Accounts	8,715	—	—	—	8,715
Savings Accounts	116,220	11,313	10,514	3,235	141,282
Other liabilities:
FHLB Borrowings	20,000	30,000	15,000	—	65,000
Trust Preferred Securities	—	—	—	17,413	17,413

Rate Sensitive Liabilities:	359,984	251,773	29,916	20,736	662,409

Interest Rate Swap	(140,000)		90,000	50,000	—
Net Gap Position	170,344	(234,677)	160,335	155,274	251,276
Net Cumulative Gap Position	170,344	(64,333)	96,002	251,276

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and deposits with other banks

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2002, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At December 31, 2002, our net interest income and market value of equity expose related to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility

+200 basis points	6.50%	(9.35)%
+100 basis points	3.24%	(4.54)%
-100 basis points	(5.39)%	3.75%
-200 basis points	(12.09)%	7.70%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP dated February 28, 2003, begin at page F-1 of this Report and contain the following:

     Independent Auditors’ Report

     Consolidated Statements of Financial Condition as of December 31, 2002 and 2001
     Consolidated Statements of Earnings for the Three-Year Period Ended December 31, 2002
     Consolidated Statements of Changes in Stockholders’ Equity for the Three-Year Period Ended December 31, 2002
     Consolidated Statements of Cash Flows for the Three-Year Period Ended December 31, 2002
     Notes to Consolidated Financial Statements

     See “Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K” below for financial statements filed as a part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information from the section entitled “Election of Directors” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002. Reference is also made in connection with the list of Executive Officers, which is provided under Item 4(a), “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information from the sections entitled “Election of Directors - Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information from the section entitled “Beneficial Ownership of Principal Stockholders and Management” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information from the section entitled “Certain Transactions” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002.

PART IV

Item 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

(b)	Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1 and 2. Financial Statements

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

(b)	Reports on Form 8-K

N/A

(c)	List of Exhibits The following exhibits constitute compensation plans or arrangements: 10.1, 10.2, 10.3, 10.9 and 10.13.

Number	Description

3.1	Certificate of Incorporation of Nara Bancorp, Inc. (incorporated herein by reference to Appendix III included with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

3.2	Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Appendix IV included with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

Number	Description

3.3	Amended Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 3.3 filed with the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002)

3.4	Amended Certificate of Incorporation (incorporated herein by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2003.

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with Pre-Effective Amendment No.1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)

4.2	Subordinated Note Purchase Agreement (incorporated herein by reference to Exhibit 4.2 filed with Registrant’s Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001)

4.3	Warrant Agreement (incorporated herein by reference to Exhibit 4.1 included with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 19, 2001)

4.4	Warrant Certificate Agreement (incorporated herein by reference to Exhibit 4.2 included with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 19, 2001)

4.5	Amended and Restated Trust Agreement of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein [1]

4.6	Indenture dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Debenture Trustee [1]

4.7	Common Securities Guarantee Agreement dated March 28, 2001 of Nara Bancorp [1]

4.8	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee [1]

4.9	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor. [1]

4.10	Indenture dated March 26, 2002 between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee [1]

4.11	Guarantee Agreement dated March 26, 2002 between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association [1]

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)

Number	Description

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2000)

10.3	Nara Bank, N.A. Deferred Compensation Plan [1]

10.4	Lease for premises located at 118 Broad Avenue, Palisades Park, New Jersey (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.5	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.6	Lease for premises located at 138-02 Northern Blvd., Flushing, New York (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.7	Lease for premises located at 2250 Broadway, Oakland, California (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California. (incorporated herein by reference to Exhibit 10.8 on 10K filed with the Securities and Exchange Commission on March 31, 2000)

10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A. (incorporated herein by reference to Exhibit 10.9 filed with Registrant’s Form 10-Q for the quarter ended March 31, 2001, filed with the Securities Exchange Commission on May 15, 2001)

10.10	Consent Order issued by the OCC (incorporated herein by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2002)

10.11	Tax Sharing Agreement [1]

10.12	Affiliate Agreement [1]

10.13	Form of Nara Bancorp, Inc Option Agreement with Nara Bancorp Directors (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim) [1]

10.14	Form of Nara Bancorp 2002 Stock Option Agreement entered into with William Davis and Michel Urich (incorporated herein by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed with the Securities Exchange Commission on February 5, 2003)

21.1	List of Subsidiaries [1]

23.1	Consent of Deloitte & Touche LLP*

99.1	Certification of CEO pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

Number	Description

99.2	Certification of CFO pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 30, 2002

*	Filed herewith

Nara Bancorp, Inc.
and Subsidiaries

Consolidated Financial Statements for
Each of the Three Years in the Period
Ended December 31, 2002 and
Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Nara Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/   DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2003

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001
Cash and cash equivalents:
Cash and due from banks	$31,442,728	$30,364,996
Federal funds sold	73,300,000	42,230,000

Total cash and cash equivalents	104,742,728	72,594,996
Interest-bearing deposits with other financial institutions	95,000	487,000
Securities available for sale—at fair value	101,622,635	65,131,608
Securities held to maturity, at amortized cost (fair value: 2002—$2,926,750; 2001—$4,274,010)	2,779,618	4,323,569
Interest-only strip—at fair value	273,219	224,322
Interest rate swaps—at fair value	3,444,780
Loans held for sale, at the lower of cost or market	6,337,519	3,657,842
Loans receivable, net of allowance for loan losses (2002—$8,457,917; 2001—$6,709,575)	715,019,110	498,482,682
Premises and equipment-net	4,995,052	5,301,080
Federal Home Loan Bank stock, at cost	3,783,400	266,700
Federal Reserve Bank stock , at cost	963,465	918,300
Other real estate owned, net	35,545
Accrued interest receivable	4,195,498	3,242,772
Servicing asset	2,078,790	1,182,414
Deferred income taxes	4,908,701	5,994,002
Customers’ liabilities on acceptances	5,580,838	2,609,753
Cash surrender value of life insurance	13,744,037	10,429,962
Goodwill and intangible assets-net	2,394,322	1,347,030
Other assets	2,254,759	3,244,143

TOTAL	$979,249,016	$679,438,175

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY	2002	2001
LIABILITIES:
Deposits:
Noninterest bearing	$236,922,962	$199,082,971
Interest bearing:
Savings deposits	141,281,701	78,932,997
Money market and other	83,868,595	84,102,987
Time deposits of $100,000 or more	268,167,603	158,224,821
Other time deposits	86,677,370	69,500,626

Total deposits	816,918,231	589,844,402
Borrowings from Federal Home Loan Bank	65,000,000	5,000,000
Subordinated notes		4,300,000
Accrued interest payable	2,860,627	3,205,721
Acceptances outstanding	5,580,838	2,609,753
Negative goodwill—net		4,192,334
Trust preferred securities	17,412,755	9,665,082
Other liabilities	6,107,498	5,193,475

Total liabilities	913,879,949	624,010,767

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized, 20,000,000 shares, and 10,000,000 shares; issued and outstanding, 10,690,630 and 11,145, 674 shares at December 31, 2002 and 2001, respectively	10,690	11,146
Capital surplus	32,930,307	32,983,976
Retained earnings	29,903,338	22,075,612
Accumulated other comprehensive income - unrealized gain on interest rate swap net of taxes of $1,201,121 in 2002	1,801,683
Accumulated other comprehensive income-unrealized gain on securities available for sale and interest-only strips, net of taxes of $481,583 and $237,785 in 2002 and 2001, respectively	723,049	356,674

Total stockholders’ equity	65,369,067	55,427,408

TOTAL	$979,249,016	$679,438,175

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2002

	2002	2001	2000

INTEREST INCOME:
Interest and fees on loans	$41,933,870	$40,450,319	$34,213,755
Interest on securities	5,195,478	4,931,536	3,567,397
Interest on interest rate swaps	990,213
Interest on federal funds sold and interest-bearing deposits with other financial institutions	450,973	2,477,663	3,820,965

Total interest income	48,570,534	47,859,518	41,602,117

INTEREST EXPENSE:
Interest on deposits	10,606,208	15,469,382	13,689,099
Interest on borrowings	2,857,655	1,500,493	459,860

Total interest expense	13,463,863	16,969,875	14,148,959

NET INTEREST INCOME BEFORE PROVISION FOR (RECAPTURE OF) LOAN FEES	35,106,671	30,889,643	27,453,158
PROVISION FOR (RECAPTURE OF) LOAN LOSSES	2,686,000	750,000	(1,100,000)

NET INTEREST INCOME AFTER PROVISION FOR (RECAPTURE OF) LOAN FEES	32,420,671	32,420,671	28,553,158
NON-INTEREST INCOME:
Service charges on deposit accounts	6,333,629	5,902,862	5,579,998
Other charges and fees	7,088,993	5,558,487	5,714,743
Net gain on sales of SBA loans	3,043,147	1,550,124	683,156
Net gain on sales of securities available for sale	1,012,929	916,947
Gain on sales of premises and equipment	50,339	36,070	418,371
Net gain on sales of other real estate owned	29,963	35,555	18,658
Gain on interest rate swaps	441,976
Amortization of negative goodwill		1,323,895	1,103,246

Total non-interest income	18,000,976	15,323,940	13,518,172

NON-INTEREST EXPENSES:
Salaries and employee benefits	17,254,034	16,043,528	13,634,045
Occupancy	4,184,246	3,811,119	3,340,480
Furniture and equipment	1,530,045	1,289,841	1,053,267
Advertising and marketing	1,522,579	857,772	828,448
Communications	579,937	631,742	477,748
Data processing	1,699,399	1,514,733	1,378,987
Professional fees	2,138,039	1,201,979	1,189,592
Office supplies and forms	359,232	404,415	397,052
Other	3,073,938	2,608,481	2,530,374

Total non-interest expenses	32,341,449	28,363,610	24,829,993

EARNINGS BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	18,080,198	17,099,973	17,241,337
INCOME TAX PROVISION	6,776,760	6,316,444	6,784,274

NET EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	11,303,438	10,783,529	10,457,063
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	4,192,334

NET EARNINGS	$15,495,772	$10,783,529	$10,457,063

EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
Basic	$1.03	$0.98	$1.04
Diluted	$0.98	$0.93	$0.99
EARNINGS PER SHARE OF CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
Basic	$0.38	$—	$—
Diluted	$0.37	$—	$—
EARNINGS PER SHARE AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
Basic	$1.41	$0.98	$1.04
Diluted	$1.35	$0.93	$0.99

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2002

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Income
BALANCE, JANUARY 1, 2000	8,807,506	$8,808	$22,222,157	$4,652,655	$(157,362)
Issuance of common stock	1,400,000	1,400	6,866,710
Stock options exercised	11,674	12	14,988
Stock dividend	704,678	704	2,994,178	(2,994,882)
Comprehensive income:
Net earnings				10,457,063		$10,457,063
Other comprehensive income—change in unrealized gain on securities available for sale and interest-only strips, net of tax					445,740	445,740

Comprehensive income						$10,902,803

BALANCE, DECEMBER 31, 2000	10,923,858	10,924	32,098,033	12,114,836	288,378
Stock warrants exercised	115,850	116	637,309
Stock options exercised	104,634	104	236,981
Stock grant issued	1,332	2	11,653
Cash dividend				(822,753)
Comprehensive income:
Net earnings				10,783,529		$10,783,529
Other comprehensive income—change in unrealized gain on securities available for sale and interest-only strips, net of tax					68,296	68,296

Comprehensive income						$10,851,825

BALANCE, DECEMBER 31, 2001	11,145,674	11,146	32,983,976	22,075,612	356,674

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2002

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Income
BALANCE, DECEMBER 31, 2001	11,145,674	$11,146	$32,983,976	$22,075,612	$356,674
Stock warrants exercised	120,900	120	725,730
Stock options exercised	31,354	32	100,577
Stock repurchased	(607,298)	(608)	(879,976)	(5,483,024)
Cash dividend declared				(2,185,022)
Comprehensive income:
Net earnings				$15,495,772		$15,495,772
Other comprehensive income: Change in unrealized gain on securities available for sale and interest-only strips, net of tax					366,375	366,375
Change in unrealized gain on interest rate swap, net of tax					1,801,683	1,801,683

Comprehensive income						$17,663,830

BALANCE, DECEMBER 31, 2002	10,690,630	$10,690	$32,930,307	$29,903,338	$2,524,732

	2002	2001	2000
DISCLOSURE OF RECLASSIFICATION AMOUNT FOR DECEMBER 31:
Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains arising during the period, net of tax expense of $649,422 in 2002, $412,309 in 2001 and $265,486 in 2000	$974,132	$618,464	$445,740
Less: Reclassification adjustment for gains included in net earnings, net of tax expense of $405,172 in 2002 and $366,779 in 2001	(607,757)	(550,168)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax expense of $244,250 in 2002, $45,533 in 2001 and $297,160 in 2000	$366,375	$68,296	$445,740

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period, net of tax expense of $1,597,206	$2,395,811	$—	$—
Less: Reclassification adjustments to interest income, net of tax expense of $396,085	(594,128)	—	—

Net change in unrealized gain of interest rate swaps, net of tax expense of $1,201,121	$1,801,683	$—	$—

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2002

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,495,772	$10,783,529	$10,457,063
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	(125,234)	(425,881)	(183,865)
Other than temporary impairment on securities available for sale		138,083
Provision for (recapture of) loan losses	2,686,000	750,000	(1,100,000)
Provision for losses on other real estate owned	16,414		75,233
Proceeds from sales of SBA loans	50,009,257	30,764,933	14,902,798
Net gain on sales of SBA loans	(3,043,147)	(1,550,124)	(683,156)
Net gain on sales of other real estate owned	(29,963)	(35,555)	(18,658)
Gain on interest rate swaps	(441,976)
Gain on sales of premises and equipment	(49,139)	(36,070)	(418,371)
Originations of SBA loans held for sale	(75,466,956)	(25,691,759)	(14,126,452)
Deferred income tax (benefit) provision	(318,836)	1,211,105	(1,178,107)
Net gain on sales of securities available for sale	(1,012,929)	(916,947)
(Increase) decrease in accrued interest receivable	(952,726)	194,342	(1,227,714)
Decrease (increase) in other assets	14,943	5,540,737	(2,994,322)
(Decrease) increase in accrued interest payable	(386,333)	(549,090)	1,672,048
Increase (decrease) in other liabilities	412,127	(3,924,577)	2,936,496
Cumulative effect of a change in accounting principle	(4,192,334)

Net cash (used in) provided by operating activities	(17,385,060)	16,252,726	8,112,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(193,476,942)	(150,689,726)	(88,366,358)
Net increase in cash surrender value of life insurance	(3,314,075)	(5,437,334)	(142,099)
Purchases of premises and equipment	(800,141)	(2,254,989)	(1,173,076)
Proceeds from sales of premises and equipment	39,000	1,757,812	13,725,264
Proceeds from matured, called or paid down principal on securities available for sale	25,151,503	25,232,515	1,711,229
Proceeds from sales of securities available for sale	45,571,112	17,431,065
Proceeds from matured or called securities held to maturity	1,662,949	11,420,514	2,000,000
Purchases of securities available for sale	(105,570,969)	(51,792,219)	(29,774,204)
(Increase) decrease in interest-only strip	(8,894)	306,524	79,433
Proceeds from (purchase of) maturities of interest-bearing deposits with other financial institutions	5,242,000	5,549,000	(2,761,260)
Proceeds from sales of other real estate owned	131,759	298,505	223,670
Purchases of Federal Reserve Bank stock	(45,165)		(251,350)
Purchase of Federal Home Loan Bank stock	(3,516,700)	(15,100)	(251,600)
Purchase of interest-bearing deposits with other financial institutions	(4,850,000)
Consideration paid for business combination			(8,699,445)
Cash and cash equivalents acquired from business combination			23,634,963

Net cash used in investing activities	(233,784,563)	(148,193,433)	(90,044,833)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2002

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$227,073,829	$62,135,481	$140,039,712
Proceeds from issuance of common stock			6,868,110
Payment for retirement of subordinated notes	(4,300,000)
Proceeds from exercise of stock options	100,609	237,085	15,000
Proceeds from Federal Home Loan Bank borrowings	60,000,000		5,000,000
Proceeds from issuance of stock grant		11,655
Proceeds for exercise of warrants	725,850	637,425
Payment for stock repurchased	(6,363,608)
Dividends paid	(1,648,784)	(822,753)
Proceeds from issuance of trust preferred securities—net	7,729,459	9,656,500

Net cash provided by financing activities	283,317,355	71,855,393	151,922,822

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,147,732	(60,085,314)	69,990,982
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,594,996	132,680,310	62,689,328

CASH AND CASH EQUIVALENTS, END OF YEAR	$104,742,728	$72,594,996	$132,680,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,808,957	$17,518,965	$16,312,285
Income taxes paid	5,288,900	7,960,752	6,649,512
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loan receivable to loan held for sale	$—	$8,731,016	$—
Transfer of loans to other real estate owned	80,636		447,944
Transfer of retained earnings to common stock for stock dividend			2,994,882
Dividend payable	536,238
The Bank purchased certain assets and assumed certain liabilities of Korea First Bank of New York (“KFB”) in conjunction of the acquisition, net assets were purchased as follows:
Fair value of assets acquired			84,253,449
Fair value of liabilities assumed			68,934,527
Cash paid for the acquisition			8,699,445
Negative goodwill			6,619,477

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (the “Bancorp”) and its wholly owned subsidiaries, Nara Bank, N.A. (“Bank”), Nara Capital Trust I (“Trust I”) and Nara Statutory Trust II (“Trust II”). All intercompany transactions and balances have been eliminated in consolidation.

The Bancorp was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on December 5, 2000. Effective February 2, 2001, upon consummation of the reorganization of the Bank into a holding company structure, each of the Bank’s common shares at par value of $3 was exchanged for one share of the Bancorp’s common stock at par value of $0.001. The reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

The Bank, a national association organized under the laws of the United States, maintains 14 branch operations and four loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, Atlanta, and surrounding areas. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate and trade activities and its investment portfolio.

On March 28, 2001, the Bancorp, through the newly formed Trust I, a Delaware statutory business trust, completed a private placement of $10,000,000 of trust preferred securities, issued as part of a pooled offering with several other financial institutions.

On March 26, 2002, the Bancorp, though the newly formed Trust II, a Delaware statutory business trust, completed a private placement of $8,000,000 of trust preferred securities, issued as part of a pooled offering with a several other financial institutions.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks and federal funds sold, all of which have original maturities less than 90 days. The Company may be required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act. Such reserve was approximately $2,740,000 at December 31, 2002. There was no such reserve at December 31, 2001.

Interest-Bearing Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities— Securities are classified into one of three categories and accounted for as follows:

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

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and unrealized and realized gains or losses related to the holding or selling of securities are calculated using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. During 2001, the Company recorded a write-down of $138,083 on a security from the available-for-sale portfolio due to such other than temporary decline. The Company did not record any other than temporary declines in 2002.

Derivative Financial Instruments and Hedging Transactions— As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2002, the Company entered into eight interest rate swap agreements. The objective for the interest rate swaps is to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the interest rate fluctuations on interest rate margin and equity. As part of the Company’s overall risk management, the Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps.

The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows the Company receives from certain of its Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded as a component of accumulated other comprehensive income, net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of earnings as a part of non-interest income.

Loans—Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.

Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $1,187,630, $356,942 and $327,459 of servicing assets during 2002, 2001 and 2000, respectively, and amortized $291,254, $235,667 and $159,197 during the years ended December 31, 2002, 2001 and 2000, respectively.

Management periodically evaluates servicing assets for impairment. At December 31, 2002, the fair value of servicing assets was determined using a weighted-average discount rate of 10.9% and a prepayment speed of 10.5%. At December 31, 2001, the fair value of servicing assets was determined using a weighted-average discount rate of 10.9% and a prepayment speed of 10.9%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $2,433,000 and $1,373,000 at December 31, 2002 and 2001, respectively.

An interest-only strip is recorded based on the present value of the excess of the total future income from serviced loans over the contractually specified servicing fee, calculated using the same assumptions as used to value the related servicing assets. Such interest-only strip is accounted for at the estimated fair value, with unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).

The Company offers direct financing leases to customers whereby the assets leased are acquired without additional financing from other sources. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases.

Allowance for Loan Losses—Loan losses are charged and recoveries are credited to the allowance account. Additions to the allowance account are charged to provision for loan losses. The allowance for loan losses is maintained at a level considered adequate by management to absorb potential losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.

The Company considers a loan as impaired when it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

For commercial, real estate and certain consumer loans, the Company bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. The Company evaluates installment loans for impairment on a pooled basis. These loans are considered to be smaller balance, homogeneous loans and are evaluated on a portfolio basis. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Upon disposition of an impaired loan, any related allowance is charged off to the allowance for loan losses.

Premises and Equipment—remises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on buildings, furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which is 40 years for buildings and range from 3 to 5 years for furniture, fixtures and equipment.

Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. An accelerated method of depreciation is followed, as appropriate, for federal income tax purposes.

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Goodwill and Intangible Assets— In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead must be tested for impairment until its life is determined to no longer be indefinite. The Company adopted SFAS No. 142 on January 1, 2002.

In connection with the transitional impairment evaluation required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The transitional assessment consisted of the following steps: (1) identifying reporting units, (2) determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets to those reporting units, and (3) determining the fair value of each reporting unit. The Company completed its evaluation of any transitional impairment of goodwill and determined that there was no impairment as of January 1, 2002. The Company also tested goodwill for impairment as of December 31, 2002, noting no impairment in recorded goodwill of $874,968.

At December 31, 2001, the Company had negative goodwill (the amount by which the fair value of assets acquired and liabilities assumed exceeds the cost of an acquired company) of $4,192,334. In accordance with SFAS No. 142, such amount was recognized in the consolidated statement of earnings as the cumulative effect of a change in accounting principle on January 1, 2002. The recognition of negative goodwill is not tax effected, as no deferred taxes were allocated to it in the initial purchase accounting. The Company will continue to amortize its other intangible assets, representing core deposit intangibles, over the original estimated useful life of seven years.

Income Taxes—Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment.

Earnings per Share (“EPS”)—Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

Stock Split—On February 14, 2003, the Company’s Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employees compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the grant price.

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined base on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net earnings would have been reduced to the pro forma amounts as follows:

	Year ended December 31

	2002	2001	2000
After cumulative effect of a change in accounting principle:
Net earnings, as reported	$15,495,772	$10,783,529	$10,457,063
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(181,341)	(89,689)	(36,755)

Pro forma net earnings	$15,314,431	$10,693,840	$10,420,308
EPS:
Basic - as reported	$1.41	$0.98	$1.04
Basic - pro forma	1.40	0.97	1.04
Diluted - as reported	$1.35	$0.93	$0.99
Diluted - pro forma	1.33	0.92	0.99
Before cumulative effect of a change in accounting principle:	2002	2001	2000
Net earnings, as reported	$11,303,438	$10,783,529	$10,457,063
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(181,341)	(89,689)	(36,755)

Pro forma net earnings	$11,122,097	$10,693,840	$10,420,308
EPS:
Basic - as reported	$1.03	$0.98	$1.04
Basic - pro forma	1.01	0.97	1.04
Diluted - as reported	$0.98	$0.93	$0.99
Diluted - pro forma	0.97	0.92	0.99

The weighted-average fair value of options granted during 2002 and 2001 was $8.62 and $7.15, respectively. No options were granted in 2000. The fair value of options granted under the Bank’s stock option plans during 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.5% dividends yield, volatility of 35.1% (2002) and 35.5% (2001), risk-free interest rate of 5.6% (2002) and 5.5% (2001) and expected lives of three to five years.

Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted) over the remaining useful life of the asset are less than the carrying value, an impairment loss would be recorded to reduce the related asset to its estimated fair value.

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned, servicing assets, interest-only strips, derivatives, goodwill and other intangible assets.

Recent Accounting Pronouncements— SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, was issued in October 2001 and requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

The FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

The FASB issued FIN 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, in January 2003. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

Reclassifications—Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

2.	SECURITIES

The following is a summary of securities at December 31:

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Debt securities:
U.S. government and federal agency	$34,546,179	$611,180	$300	$35,157,059
Collateralized mortgage obligations	6,226,854	97,447		6,324,301
Mortgage-backed securities	16,151,173	192,298		16,343,471
Asset-backed securities	87,528	82		87,610
Municipal bonds	27,133,120	410,032	41,187	27,501,965
U.S. corporate bonds	5,588,585	36,639	225,100	5,400,124

Total debt securities	89,733,439	1,347,678	266,587	90,814,530

Equity securities — U.S. government agency preferred stock	10,754,891	53,214		10,808,105

	$100,488,330	$1,400,892	$266,587	$101,622,635

Held to Maturity
Debt securities:
U.S. government and federal agency	$2,779,618	$200,036	$52,904	$2,926,750

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Debt securities:
U.S. government and federal agency	$17,639,484	$369,827	$—	$18,009,311
Collateralized mortgage obligations	8,755,951	220,564		8,976,515
Municipal bonds	4,368,861		64,428	4,304,433
U.S. corporate bonds	32,358,679	490,540	562,320	32,286,899
Korean corporate bonds	1,450,938	103,512		1,554,450

	$64,573,913	$1,184,443	$626,748	$65,131,608

Held to Maturity
Debt securities:
U.S. government and federal agency	$1,598,094	$—	$77,594	$1,520,500
U.S. corporate bonds	2,725,475	108,624	80,589	2,753,510

	$4,323,569	$108,624	$158,183	$4,274,010

For the years ended December 31, 2002 and 2001, proceeds from sales of securities available for sale amounted to $45,571,112 and $17,431,065, respectively. Gross realized gains from the sales of securities available for sale amounted to $1,434,966 and $916,947, respectively. Gross realized losses from the sale of securities available for sale amounted $422,037 during 2002. There were no gross realized losses from sales during 2001.

The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Held to maturity:
Due after five years through ten years	$2,001,914	$2,201,950
Due after ten years	777,704	724,800

	$2,779,618	$2,926,750

Available for sale:
Due after one year through five years	$21,734,343	$21,967,493
Due after five years through ten years	20,272,562	20,608,254
Due after ten years	58,481,425	59,046,888

	$100,488,330	$101,622,635

Securities with amortized cost of approximately $3,499,000 and $2,500,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2002	2001
Commercial loans	$312,228,728	$258,888,311
Real estate loans	355,786,984	198,622,496
Consumer loans	56,448,278	46,596,186
Lease financing	339,171	1,735,694

	724,803,161	505,842,687
Unamortized deferred loan fees—net of costs	(1,326,134)	(650,430)
Allowance for loan losses	(8,457,917)	(6,709,575)

Loans receivable—net	$715,019,110	$498,482,682

At December 31, 2002 and 2001, the Bank had $106,262,900 and $70,731,478, respectively, of loans sold to unaffiliated parties for which it performs servicing. Management believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. The Bank’s lending is concentrated in consumer, commercial, and real estate loans in Los Angeles, San Jose, New York City, Seattle, Atlanta, Chicago, New Jersey and surrounding areas. Although management believes the level of the allowance is adequate to absorb losses inherent in the loan portfolio, declines in the local economy, as well as other unforeseen events, may result in increasing losses that cannot reasonably be predicted at this date.

Activity in the allowance for loan losses is as follows for the year ended December 31:

	2002	2001	2000

Balance, beginning of year	$6,709,575	$6,979,857	$3,451,884
Provision for (recapture of) loan losses	2,686,000	750,000	(1,100,000)
Allowance acquired in business acquisition			7,877,565
Loans charged off	(2,413,888)	(3,779,112)	(6,576,691)
Recoveries of charge-offs	1,372,230	2,294,830	4,036,099
Recapture (provision) of losses on commitments to extend credit and letters of credit	104,000	464,000	(709,000)

Balance, end of year	$8,457,917	$6,709,575	$6,979,857

The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with the commitments to extend credit and letters of credit. However, the allowances necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit and letters of credit was $333,000 and $437,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, the Bank had classified $2,014,000 and $2,682,698, respectively, of its commercial and real estate loans as impaired, with specific reserves of $1,286,000 and $1,410,791, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was $2,004,697, $1,712,722 and $3,026,063, respectively. It is generally the Bank’s policy to place loans on non-accrual status when they are 90 days past due. At December 31, 2002, loans on non-accrual status totaled $1,063,573, compared to $1,720,432 at December 31, 2001. Interest income of $125,291, $78,577 and $143,993 was recognized on impaired loans during the years ended December 31, 2002, 2001 and 2000, respectively, all of which was received in cash.

The following is an analysis of loans to directors of the Bank and its affiliates for December 31. All such loans were made under terms that are consistent with the Bank’s normal lending policies:

	2002	2001
Outstanding balance, beginning of year	$1,598,000	$894,000
Credit granted		1,643,000
Repayments	(303,547)	(939,000)

Outstanding balance, end of year	$1,294,453	$1,598,000

Income from these loans totaled approximately $108,000, $93,000 and $97,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

4.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

	2002	2001
Equipment, furniture and fixtures	$5,710,318	$5,204,221
Leasehold improvements	4,443,133	4,311,788

	10,153,451	9,516,009
Accumulated depreciation and amortization	(5,158,399)	(4,214,929)

	$4,995,052	$5,301,080

5.	OTHER REAL ESTATE OWNED

The following is a summary of the changes in the allowance for losses on other real estate owned for the years ended December 31:

	2002	2001	2000
Balance, beginning of year	$—	$37,293	$13,000
Provision for losses	16,414		75,233
Charge-offs	(8,796)	(37,293)	(50,940)

Balance, end of year	$7,618	$—	$37,293

(Income) expense activities related to other real estate owned include the following for the year ended December 31:

	2002	2001	2000
Net gain on sales of other real estate owned	$(29,963)	$(35,555)	$(18,658)
Provision for losses			75,233
Operating expenses—net of rental income	10,897	(2,893)	15,515

(Income) expense—net	$(19,066)	$(38,448)	$72,090

6.	GOODWILL AND INTANGIBLES

On October 1998, the Company purchased a branch of Korea Exchange Bank of New York (“KEBNY”) and recorded goodwill of $1,117,000 and a core deposit intangible of $1,187,000. Through December 31, 2001, the goodwill and core deposit intangible were being amortized on a straight-line basis over estimated useful lives of 15 and seven years, respectively. On January 1, 2002, the Company adopted SFAS No. 142, and as a result, no longer amortizes goodwill but will test it at least annually for impairment. The Company will continue to amortize the core deposit intangible over its original estimated useful life of seven years.

On November 2002, the Company purchased certain loans and deposits from Industrial Bank of New York (“IBKNY”) and recorded a core deposit intangible of $881,000. The Company will continue to amortize the core deposit intangible over an estimated useful life of seven years.

Following is a summary of the Company’s intangible assets at December 31, 2002:

	Gross Carrying	Accumulated
	Amount	Amortization
Intangible assets:
Goodwill	$1,116,975	$(242,008)
Core deposit - IBKNY	1,187,309	(14,134)
Core deposit - KEBNY	881,180	(535,000)

Total	$3,185,464	$(791,142)

For the year ended December 31, 2002 the Company recorded amortization expense of approximately $140,000 related to core deposit intangibles. The estimated annual amortization of the December 31, 2002 balance for each of the succeeding five fiscal years is approximately $296,000 for 2003 to 2006 and $211,000 for 2007.

There were no changes in the carrying value of goodwill during the year ended December 31, 2002. The Bank tested goodwill for impairment as of December 31, 2002 and determined that no impairment valuation was required.

SFAS No. 142 requires disclosure of what reported net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). The Company’s amortization expense and net earnings were as follows (net of income taxes) for the years ended December 31:

	2002	2001	2000
Amortization of goodwill	$—	$(44,679)	$(44,679)
Amortization of core deposit intangibles	(84,010)	(75,530)	(75,530)
Net earnings	15,495,772	10,783,529	10,457,063

The following table sets forth a reconciliation of reported net earnings and EPS information showing the pro forma effect if SFAS No. 142 had been adopted in the prior year for the years ended December 31.

	2002	2001	2000
Reported net earnings	$15,495,772	$10,783,529	$10,457,063
Deduct: Recognition of negative goodwill	(4,192,334)

Reported net earnings before cumulative effect of a change in accounting principle	11,303,438	10,783,529	10,457,063
Add back: Goodwill amortization		44,679	44,679
Deduct: Negative goodwill amortization		(1,323,895)	(1,103,246)

Adjusted net earnings	$11,303,438	$9,504,313	$9,398,496

Basic EPS:
Reported net earnings	$1.41	$0.98	$1.04
Recognition of negative goodwill	(0.38)
Goodwill amortization
Negative goodwill amortization		(0.12)	(0.10)

Adjusted net earnings	$1.03	$0.86	$0.94

Diluted EPS:
Reported net earnings	$1.35	$0.93	$0.99
Recognition of negative goodwill	(0.37)
Goodwill amortization
Negative goodwill amortization		(0.11)	(0.10)

Adjusted net earnings	$0.98	$0.82	$0.89

Basic	10,960,286	11,027,826	11,014,940
Diluted	11,488,473	11,652,892	10,543,750

7.	DEPOSITS

The scheduled maturities of time deposits at December 31 are as follows:

Year ending December 31	2002	2001
2003	$350,297,046	$221,255,163
2004	1,116,045	3,345,087
2005	395,927	235,197
2006	2,090,000
2007	800,000	2,090,000
Thereafter	145,955	800,000

Total	$354,844,973	$227,725,447

Interest expense for certificates of deposit of $100,000 or more amounted to $5,177,395, $7,051,608 and $6,398,715 in 2002, 2001 and 2000, respectively.

8.	SUBORDINATED NOTES

On September 30, 1999, the Company issued five-year subordinated capital notes in the aggregate amount of $4,300,000 with a stated interest rate of 9.0%, maturing on September 30, 2004 and with a prepayment option commencing September 30, 2002. Interest on the notes is payable quarterly. On

September 30, 2002, the Company prepaid the entire principal and the accrued interest to the note holder pursuant to the note agreement.

The notes qualified as Tier 2 risk-based capital under the Office of the Comptroller of the Currency (“OCC”) guidelines for assessing regulatory capital. For the total risk-based capital ratio, the amount of notes that qualify as capital is reduced as those notes approach maturity. At December 31, 2001, $1,720,000 of the notes qualified as risk-based capital.

9.	FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Company may take advances. The terms of this credit facility require the Company to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances.

At December 31, 2002 and 2001, securities with amortized cost of approximately $21,823,000 and $6,092,000, respectively, were pledged as collateral for borrowings from the FHLB. At December 31, 2002, commercial real estate loans with the book value of $191,716,000 were also pledged as collateral for borrowings from the FHLB.

At December 31, 2002 and 2001, these borrowings have a weighted-average interest of 2.6% and 6.7%, respectively, and have various maturities through October 2007.

At December 31, 2002, the contractual maturities of FHLB borrowings are as follows:

Year ended December 31:
2003	$50,000,000
2004	10,000,000
2005	—
2006	—
2007	5,000,000

$65,000,000

10.	TRUST PREFERRED SECURITIES

The Company has completed two private offerings of trust preferred securities for a total of $18.0 million for general corporate purposes.

The first offering was completed on March 28, 2001 and raised $10.0 million through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344,000 in issuance costs, which are being amortized over the term of these securities. Trust I used the proceeds from the sale of the trust preferred securities to purchase junior subordinated deferrable interest debentures of the Bancorp.

The second offering was completed on March 26, 2002 and raised $8.0 million through Trust II, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.60% and paid quarterly. For the period beginning on September 26, 2002 to December 25, 2002, the interest rate on the trust preferred securities was 5.39%, paid on December 26, 2002.

For the period beginning on December 26, 2002 to March 25, 2003, the trust preferred securities bear the interest rate of 5.0% per annum. However, prior to March 26, 2007, the interest rate cannot exceed 11.0 percent. The Company incurred $271,000 in issuance costs, which are being amortized over the term of these securities.

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

11.	INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
2002:
Federal	$4,988,178	$(33,418)	$4,954,760
State	2,107,418	(285,418)	1,822,000

	$7,095,596	$(318,836)	$6,776,760

2001:
Federal	$5,130,152	$(766,908)	$4,363,244
State	(24,813)	1,978,013	1,953,200

	$5,105,339	$1,211,105	$6,316,444

2000:
Federal	$6,224,067	$(1,024,972)	$5,199,095
State	1,738,314	(153,135)	1,585,179

	$7,962,381	$(1,178,107)	$6,784,274

The federal and state deferred tax assets (liabilities) are as follows as of December 31:

2002	Federal	State	Total
Statutory bad debt deduction less than financial statement provision	$1,860,478	$388,234	$2,248,712
Net operating loss carryforward	2,544,067	67,371	2,611,438
Tax depreciation less than financial statement depreciation	168,612	90,136	258,748
FHLB stock dividends	(44,806)	(16,671)	(61,477)
Accrued compensation	210,733	78,410	289,143
Nonaccrual interest	145,220	54,034	199,254
Deferred compensation	309,153	115,030	424,183
Loan charge-offs	136,248	50,696	186,944
Mark to market on loans held for sale	158,495	58,852	217,347
Other real estate owned	2,666	992	3,658
Unrealized gain on securities available for sale, interest-only strip and interest rate swaps	(1,363,252)	(278,664)	(1,641,916)
State taxes deferred and other	172,667		172,667

	$4,300,281	$608,420	$4,908,701

2001	Federal	State	Total
Statutory bad debt deduction less than financial statement provision	$1,507,607	$80,689	$1,588,296
Net operating loss carryforward	2,746,961	67,371	2,814,332
Tax depreciation less than financial statement depreciation	806,290	246,640	1,052,930
FHLB stock dividends	(6,256)	(2,502)	(8,758)
Accrued compensation	195,542	78,202	273,744
Nonaccrual interest	(9,484)	(3,797)	(13,281)
Deferred compensation	106,292	42,509	148,801
Loan charge-offs	151,821	60,717	212,538
Mark to market on loans held for sale	79,605	31,836	111,441
Unrealized gain on securities available for sale and interest-only strip	(196,448)	(41,337)	(237,785)
State taxes deferred and other	51,744		51,744

	$5,433,674	$560,328	$5,994,002

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2002	2001	2000
Statutory tax rate	35%	35%	35%
State taxes—net of federal tax benefits	5	7	6
Negative goodwill amortization		(3)	(2)
Other	(3)	(2)

	37	37	39
Cumulative effect of a change in accounting principle	(7)

	30%	37%	39%

At December 31, 2002 and 2001, the Company had federal net operating loss carryforwards relating to the Bank’s ownership change that occurred on July 15, 1994 of approximately $581,000 and $664,000, respectively, which will expire through 2009. For the year ended December 31, 2002, California suspended the utilization of net operating loss of approximately $622,000, which will expire through 2011. Also, at December 31, 2002 and 2001, the Company had federal and New York net operating loss carryforwards relating to the purchase of KFB that occurred on February 25, 2000, both approximating $6,688,000, which will expire through 2019. Due to the ownership change in 1994 and 2000, the annual limitation that can be utilized to offset future taxable income approximates $83,000 and $497,000, respectively.

For state purposes, the Bank will no longer be allowed to determine a tax reserve for bad debts based upon prior loss history. During 2002, California law conformed to federal law and will no longer allow large bank to deduct bad debts until they actually become worthless. Banks would be able to charge off only actual losses, rather than deducting reserves. Due to the change in state law, the prior year deferred state tax liability changed to a deferred state tax asset in the current year. The net change in state deferred was approximately $285,000.

12.	STOCKHOLDERS’ EQUITY

In August 2000, the Company raised additional capital of $6.9 million through the issuance of 350,000 units, with each unit consisting of four shares of common stock plus a fully vested, immediately exercisable warrant to purchase an additional share of common stock. The warrant is a three-year warrant to purchase a share of common stock at a price of $11, if exercised within one year, $12 if exercised after one and within two years and $13 if exercised after two and within three years from the date of grant. The exercise price was above the fair market value of the common stock at the date of grant. At December 31, 2002 and 2001, 113,250 and 234,150 warrants were outstanding, respectively.

The Company adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are exercisable in installments, which need not be equal, as shall be determined at the time of grant. Option prices may not be less than the fair market value at the date of grant. The Company authorized a total of 1,400,000 shares under the plan as of December 31, 2002. After 10 years from grant, all unexercised options will expire.

Activity in the stock option plans is as follows for the years ended December 31:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
	of Shares	per Share	of Shares	per Share	of Shares	per Share
Options outstanding, beginning of year	961,644	$2.21	846,278	$2.34	794,400	$2.51
Prorata effect on options, due to stock dividend					63,552	2.32
Options granted	120,000	11.50	220,000	9.25
Options forfeited	(15,008)	4.29
Options exercised	(31,354)	3.21	(104,634)	2.27	(11,674)	1.29

Options outstanding, end of year	1,035,282	4.82	961,644	3.93	846,278	2.34

Options exercisable at year-end	743,610	3.06	668,236	2.21	740,870	2.17

	December 31, 2002
	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$1.29 - $2.57	674,624	3.7 years	$2.21	674,624	$2.21
$4.29	20,658	6.1 years	4.29	986	4.29
$8.10	40,000	8.6 years	8.05	8,000	8.05
$9.50	180,000	8.5 years	9.50	60,000	9.50
$11.50	120,000	9.4 years	11.50	0

	1,035,282	8.4 years	4.82	743,610	3.06

13.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2002 and 2001 amounted to $1,485,388 and $1,031,335, respectively, which are included in other liabilities. The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liabilities. The Company is the owner and beneficiary of the insurance policies. At December 31, 2002 and 2001, the cash surrender value of these policies was $13,744,037 and $10,429,962, respectively.

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% and 50% for additional contribution of 2% during the plan year. Employer matching will be immediately vested in full regardless of the service term. Total employer contributions to the plan amounted to approximately $223,282, $206,332 and $154,000 for 2002, 2001 and 2000, respectively.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents total compensation. No shares of common stock were purchased for ESOP during 2002. The ESOP purchased 14,238 and 4,761 shares of common stock at $15.75 to $19.75 and $11.63 to $18.50 per share from outstanding stockholders during 2001 and 2000, respectively. The Company’s contribution to the ESOP was approximately $138,000, $279,000 and $68,000 for 2002, 2001 and 2000, respectively.

14.	COMMITMENTS AND CONTINGENCIES

The Company leases its premises under noncancelable operating leases, and at December 31, 2002, the future minimum rental commitments under these leases and other operating leases are as follows:

2003	$2,770,599
2004	2,818,555
2005	2,849,974
2006	2,532,875
2007	2,125,541
Thereafter	8,846,244

$21,943,788

Rental expense recorded under such leases in 2002, 2001 and 2000 amounted to approximately $2,712,000, $2,399,000 and $1,434,000, respectively.

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

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.

Commitments at December 31, 2002 are summarized as follows:

Commitments to extend credit	$114,733,878
Standby letters of credit	4,830,287
Other letters of credit	26,951,864

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship. Historically, the Company has not been obligated to make significant payment for these obligations and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2002.

15.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	December 31, 2002

	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$104,742,728	$104,742,728
Interest-bearing deposits in other financial institutions	95,000	95,000
Securities available for sale	101,622,635	101,622,635
Securities held to maturity	2,779,618	2,926,750
Interest-only strips	273,219	273,219
Loans held for sale	6,337,519	6,736,858
Loans receivable—net	715,019,110	718,208,110
Federal Reserve Bank stock	963,465	963,465
Federal Home Loan Bank stock	3,783,400	3,783,400
Accrued interest receivable	4,195,498	4,195,498
Customers’ liabilities on acceptances	5,580,838	5,580,838
Interest rate swaps	3,444,780	3,444,780
Liabilities:
Noninterest-bearing deposits	$236,922,962	$236,922,962
Interest-bearing deposits	579,995,269	580,749,415
Borrowings from Federal Home Loan Bank	65,000,000	65,011,132
Accrued interest payable	2,860,627	2,860,627
Trust preferred securities	17,412,755	17,364,000
Bank’s liabilities on acceptances outstanding	5,580,838	5,580,838

	December 31, 2001

	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$72,594,996	$72,594,996
Interest-bearing deposits in other financial institutions	487,000	487,000
Securities available for sale	65,131,608	65,131,608
Securities held to maturity	4,323,569	4,274,010
Interest-only strips	224,322	224,322
Loans held for sale	3,657,842	3,890,819
Loans receivable—net	498,482,682	498,537,507
Federal Reserve Bank stock	918,300	918,300
Federal Home Loan Bank stock	266,700	266,700
Accrued interest receivable	3,242,772	3,242,772
Customers’ liabilities on acceptances	2,609,753	2,609,753
Liabilities:
Noninterest-bearing deposits	$199,082,971	$199,082,971
Interest-bearing deposits	390,761,431	391,712,502
Borrowing from Federal Home Loan Bank	5,000,000	4,984,141
Subordinated notes	4,300,000	4,292,811
Accrued interest payable	3,205,721	3,205,721
Trust preferred securities	9,665,082	9,381,845
Bank’s liabilities on acceptances	2,609,753	2,609,753

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

Interest-Only Strips—The fair value of interest-only strips is calculated based on the present value of the excess of total servicing fees over the contractually specified servicing fee for the estimated life of loans that were sold, discounted at market rate.

Loans Held for Sale—Fair values are based on quoted market prices or dealer quotes.

Loans Receivable—To estimate the fair value of loans receivable, the portfolio was divided between loans with fixed and variable interest terms.

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

Federal Home Loan Bank Stock—The carrying amount approximates fair value, as the stocks may be sold back to the FHLB at carrying value.

Accrued Interest Receivable and Payable—The carrying amounts approximate fair value due to the short-term maturities of these instruments.

Customers’ Liabilities on Acceptances and Bank’s Liabilities on Acceptances Outstanding—The carrying amount approximates fair value due to the short-term maturities of these instruments.

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. Thus, the carrying amount of such deposit liabilities is a reasonable estimate of fair value. For fixed-maturity certificates of deposit, the fair value is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Borrowings from Federal Home Loan Bank—The fair values of FHLB borrowings are estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB of San Francisco for fixed-rate credit advances with similar remaining maturities.

Subordinated Notes—The fair values of subordinated notes are based on rates currently available to the Company for debt with similar terms and remaining maturities.

Trust Preferred Securities—The fair values of trust preferred securities are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond plus the current market spread at December 31, 2002.

Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2002 and 2001, the fair value for loan commitments and standby letters of credit is immaterial.

Interest Rate Swaps—The fair value of rate swaps are estimated by discounting the future cash flow and the discount rate that was adjusted by the yield curve.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2002 and 2001, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002 and 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets):
Company	$86,320,686	10.7%	$64,585,266	8.0%	N/A	N/A
Bank	$89,477,956	11.1%	$64,789,158	8.0%	$80,986,448	10.0%
Tier I capital (to risk-weighted assets):
Company	$77,862,768	9.6%	$32,292,633	4.0%	N/A	N/A
Bank	$81,020,038	10.0%	$32,394,579	4.0%	$48,591,869	6.0%
Tier I capital (to average assets):
Company	$77,862,768	8.7%	$35,707,419	4.0%	N/A	N/A
Bank	$81,020,038	9.3%	$35,011,024	4.0%	$43,763,780	5.0%
As of December 31, 2001:
Total capital (to risk-weighted assets):
Company	$71,818,361	12.4%	$46,462,088	8.0%	N/A	N/A
Bank	$63,244,482	10.9%	$46,324,984	8.0%	$57,906,230	10.0%
Tier I capital (to risk-weighted assets):
Company	$63,388,786	10.9%	$23,231,044	4.0%	N/A	N/A
Bank	$54,814,907	9.5%	$23,162,492	4.0%	$34,743,738	6.0%
Tier I capital (to average assets):
Company	$63,388,786	9.6%	$26,297,804	4.0%	N/A	N/A
Bank	$54,814,907	8.5%	$23,231,044	4.0%	$29,038,805	5.0%

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

As a result of a regulatory examination by the OCC in 2002, the Bank stipulated and consented, without any admission of wrongdoing, to the issuance of a Consent Order (the “Order”) by the OCC. The Order addresses the OCC’s findings of weakness noted during its examination of the Bank as they relate to compliance with the Bank Secrecy Act (“BSA”). Such Order was effective on February 20, 2002. The violations of BSA rules and regulations and other BSA weaknesses asserted by the OCC (including the failure to make required reports) were determined by the OCC to be the result of deficiencies in the Bank’s BSA program. The Order requires, among other matters, the Bank to enhance its management information systems for monitoring and making reports of suspicious activity required by applicable rules and regulations, develop and implement written policies to ensure compliance with BSA as well as an audit program to test compliance with BSA, provide appropriate training to Bank personnel, and ensure diligent management and Board of Director oversight of the Bank’s BSA Compliance Program and activities. The OCC terminated the Order effective January 22, 2003

17.	EARNINGS PER SHARE

EPS information is as follows for the years ended of December 31:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2002
Before Cumulative Effect of a Change in Accounting Principle
Basic EPS	$11,303,438	10,960,285	$1.03
Effect of dilutive securities:
Options		461,365
Warrants		66,823

Diluted EPS	$11,303,438	11,488,473	$0.98

Cumulative Effect of a Change in Accounting Principle
Basic EPS	$4,192,334	10,960,285	$0.38
Effect of dilutive securities:
Options		461,365
Warrants		66,823

Diluted EPS	$4,192,334	11,488,473	$0.37

After Cumulative Effect of a Change in Accounting Principle
Basic EPS	$15,495,772	10,960,285	$1.41
Effect of dilutive securities:
Options		461,365
Warrants		66,823

Diluted EPS	$15,495,772	11,488,473	$1.35

2001
Basic EPS	$10,783,529	11,027,826	$0.98
Effect of dilutive securities:
Options		533,928
Warrants		91,118

Diluted EPS	$10,783,529	11,652,872	$0.93

2000
Basic EPS	$10,457,063	10,014,940	$1.04
Effect of dilutive securities:
Options		517,838
Warrants		10,972

Diluted EPS	$10,457,063	10,543,750	$0.99

18.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into interest rate swap agreements as summarized below. Under these agreements, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $140.0 million, as of December 31, 2002, of variable rate loans indexed to Prime. The Company estimates that approximately $815,998 of unrealized gains on interest rate swaps currently included in accumulated other comprehensive income will be reclassified into interest income within the next 12 months as net settlements occur. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 10 years.

Interest rate swaps information at December 31, 2002 is summarized as follows:

Current
Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain[1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	$881,650	$55,646
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,346,060	98,855
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	121,111	57,892
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	98,750	79,337
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	—	92,206
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	197,889	20,222
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	155,256	16,026
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	202,088	21,792

$140,000,000				$3,002,804	$441,976

1.	Gain included in the consolidated statement of earnings since inception of the swaps in 2002, representing hedge ineffectiveness.

2.	Prime rate is based on Federal Reserve statistical release H.15

During 2002, interest income was increased by $990,213 received from swap counterparties. No interest rate swaps were held during 2001 or 2000.

At December 31, 2002, the Company pledged as collateral to the interest rate swap counterparty agency securities with a book value of $2.0 million and $2.0 million in real estate loans with an outstanding principal balance of $2.0 million.

19.	QUARTERLY FINANCIAL DATA (Unaudited)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2002
Interest income	$10,402	$11,962	$12,738	$13,469
Interest expense	2,964	3,154	3,508	3,838

Net interest income	7,438	8,808	9,230	9,631
Provision for credit losses	350	600	400	1,336
Non-interest income	3,706	4,151	4,527	5,617
Non-interest expense	7,301	7,972	8,292	8,776

Earnings before income tax provision	3,493	4,387	5,065	5,136
Income tax provision	1,280	1,545	1,956	1,996

Net earnings before cumulative effect of a change in accounting principle	2,213	2,842	3,109	3,140
Cumulative effect of a change in accounting principle	4,192

Net earnings	$6,405	$2,842	$3,109	$3,140

Basic earnings per common share before cumulative effect of a change in accounting principle	$0.20	$0.26	$0.28	$0.29
Diluted EPS before cumulative effect of a change in accounting principle	$0.19	$0.24	$0.27	$0.28
Basic earnings per common share after cumulative effect of a change in accounting principle	$0.58	$0.26	$0.28	$0.29
Diluted EPS after cumulative effect of a change in accounting principle	$0.56	$0.24	$0.27	$0.28
2001
Interest income	$12,770	$12,272	$11,721	$11,097
Interest expense	4,799	4,717	4,035	3,419

Net interest income	7,971	7,555	7,686	7,678
Provision for credit losses	0	0	300	450
Non-interest income	3,127	4,678	3,594	3,925
Non-interest expense	6,728	6,562	6,944	8,130

Earnings before income tax provision	4,370	5,671	4,036	3,023
Income tax provision	1,595	2,343	1,490	888

Earnings after tax provision	$2,775	$3,328	$2,546	$2,135

Basic earnings per common share	$0.26	$0.31	$0.23	$0.19
Diluted earnings per share	$0.24	$0.29	$0.22	$0.19

20.	BUSINESS SEGMENT INFORMATION

The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”) and Small Business Administration Lending Services (“SBAL”). The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations—The Company provides lending products, including commercial installment and real estate loans, to its customers.

Trade Finance Services—The TFS department allows the Company’s import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing.

Small Business Administration Lending Services—The SBAL department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment

	Banking
2002	Operations	TFS	SBA	Company
	(Dollars in Thousands)
Net interest income	$27,832	$3,155	$4,120	$35,106
Less provision for loan losses	2,393	83	210	2,686
Non-interest income	11,193	2,817	3,991	18,001

Net revenue	36,632	5,889	7,901	50,421
Non-interest expense	25,593	3,776	2,972	32,341

Earnings before taxes	$11,039	$2,113	$4,929	$18,080

Total assets	$778,480	$67,835	$132,934	$979,249

2001

Net interest income	$24,337	$2,120	$4,433	$30,890
Less provision for loan losses	565	115	70	750
Other operating income	11,595	1,637	2,092	15,324

Net revenue	35,367	3,642	6,455	45,464
Other operating expenses	25,077	1,568	1,719	28,364

Earnings before taxes	$10,290	$2,074	$4,736	$17,100

Total assets	$551,051	$39,822	$88,565	$679,438

	Business Segment

	Banking
2000	Operations	TFS	SBA	Company
	(Dollars in Thousands)
Net interest income	$22,459	$2,049	$2,945	$27,453
Less (recapture of) provision for loan losses	(1,400)	300		(1,100)
Other operating income	10,375	1,915	1,228	13,518

Net revenue	34,234	3,664	4,173	42,071
Other operating expenses	20,526	2,479	1,825	24,830

Earnings before taxes	$13,708	$1,185	$2,348	$17,241

Total assets	$487,850	$36,003	$78,710	$602,563

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION	2002	2001
ASSETS:
Cash and cash equivalents	$—	$8,688,978
Investment in subsidiaries	85,939,092	56,518,612

Total assets	$85,939,092	$65,207,590

LIABILITIES:
Due to bank	$2,548,652	$—
Other borrowings	17,412,755	9,665,082
Accounts payable and other liabilities	608,618	115,099

Total liabilities	20,570,025	9,780,181
STOCKHOLDERS’ EQUITY	65,369,067	55,427,409

Total liabilities and stockholders’ equity	$85,939,092	$65,207,590

STATEMENTS OF INCOME	2002	2001	2000
Interest expense	$(1,360,545)	$(771,983)	$—

Net interest expense	(1,360,545)	(771,983)
Other operating expense	(396,106)	(382,632)
Equity in net earnings of subsidiaries	17,252,423	11,938,144	10,457,063

Earnings before income tax provision	15,495,772	10,783,529	10,457,063
Income tax provision

Net earnings	$15,495,772	$10,783,529	$10,457,063

STATEMENTS OF CASH FLOWS	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,495,772	$10,783,529	$10,457,063
Adjustments to reconcile net earnings to net cash used in operating activities:
Trust preferred amortization	18,673	8,582
Increase in accounts payable and other liabilities	(42,819)	115,099
Equity in net earnings of subsidiaries	(17,252,423)	(11,938,144)	(10,457,063)

Net cash used in operating activities	(1,780,797)	(1,030,934)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings from the Bank	2,548,652
Proceeds from the issuance of trust preferred securities	7,729,000	9,656,500
Proceeds from exercise of stock options	100,609	237,085
Proceeds from exercise of warrants	725,850	637,425
Payments made for stock repurchase	(6,363,607)
Proceeds from issuance of stock grant		11,655
Payments of cash dividend	(1,648,685)	(822,753)
Cash injection to Nara Bank	(10,000,000)

Net cash (used in) provided by financing activities	(6,908,181)	9,719,912

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,688,978)	8,688,978
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,688,978

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$8,688,978	$—

20.	SUBSEQUENT EVENTS

On February 14, 2003, the Company’s Board of Directors approved a two-for-one stock split of its common stock effected as a 100% stock dividend, which will be payable on March 17, 2003 to stockholders of record on March 3, 2003. Stockholders receive one additional share of Nara Bancorp common stock for each share owned.

On February 18, 2003, the Company’s Board of Directors declared a dividend of $0.05 per common share for the first quarter of 2003 which is payable on April 11, 2003, to stockholders of record on March 31, 2003.

******

(25717)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nara Bancorp, Inc

By:	/s/ Benjamin B. Hong	Benjamin B. Hong President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas Chung	March 27, 2003	Thomas Chung Director and Chairman of the Board

By:	/s/ Benjamin B. Hong	March 27, 2003	Benjamin B. Hong Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ki Suh Park	March 27 , 2003	Ki Suh Park Director

By:	/s/ Jesun Paik	March 27, 2003	Jesun Paik Director

By:	/s/ Steve Kim	March 27, 2003	Steve Kim Director

By:	/s/ Yong H Kim	March 27, 2003	Yong Hwan Kim Director

By:	/s/ John Park	March 27 , 2003	John Park Director

By	/s/ Bon T. Goo	March 27, 2003	Bon T. Goo Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Benjamin Hong, certify that:

1.	I have reviewed this annual report on Form 10-K of Nara Bancorp, Inc. (“the Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and or, the period presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

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

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ Benjamin Hong

Benjamin Hong President and Chief Executive Officer

CERTIFICATION

     I, Bon T. Goo, certify that:

1.	I have reviewed this annual report on Form 10-K of Nara Bancorp, Inc. (“the Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and or, the period presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003
/s/ Bon T. Goo

Bon T. Goo Executive Vice President and Chief Financial Officer