Form 10-Q
period 2003-03-31
NARA BANCORP INC
filed 2003-05-15
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 000-50245

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

     As of April 30, 2003, there were 10,764,690 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,

	2003	2002

ASSETS
Cash and due from banks	$34,920,048	$31,442,728
Federal funds sold	8,000,000	73,300,000
Term fed funds sold	40,000,000	—

Total Cash and Cash Equivalents	82,920,048	104,742,728

Interest-bearing deposits in other banks	95,000	95,000
Securities available for sale, at fair value	128,438,400	101,622,635
Securities held to maturity, at amortized cost (fair value: March 31, 2003 - $2,979,777; December 31, 2002 - $2,926,750)	2,793,786	2,779,618
Interest-only strips, at fair value	309,013	273,219
Interest rate swaps, at fair value	4,285,485	3,444,780
Loan held for sale, at the lower of cost or market	3,021,777	6,337,519
Loans receivable, net of allowance for loan losses (March 31, 2003 - $9,407,164; December 31, 2002 - $8,457,917)	746,917,432	715,019,110
Federal Reserve Bank stock, at cost	963,465	963,465
Federal Home Loan Bank Stock, at cost	4,298,200	3,783,400
Premises and equipment	4,961,440	4,995,052
Accrued interest receivable	4,359,133	4,195,498
Servicing assets	2,350,511	2,078,790
Deferred income taxes, net	4,635,134	4,908,701
Customers’ acceptance liabilities	4,746,126	5,580,838
Cash surrender value, of life insurance	13,883,897	13,744,037
Goodwill and intangible assets, net	2,320,447	2,394,322
Other assets	3,733,950	2,290,304

TOTAL	$1,015,033,244	$979,249,016

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,

	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$241,832,047	$236,922,962
Interest-bearing:
Money market and other	77,989,636	83,868,595
Savings deposits	142,159,170	141,281,701
Time deposits of $100,000 or more	282,238,203	268,167,603
Other time deposits	86,167,413	86,677,370

Total deposits	830,386,469	816,918,231
Borrowing from Federal Home Loan Bank	80,000,000	65,000,000
Accrued interest payable	3,491,784	2,860,627
Acceptances outstanding	4,746,126	5,580,838
Trust Preferred Securities	17,417,872	17,412,755
Other liabilities	10,197,493	6,107,498

Total liabilities	946,239,744	913,879,949
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 20,000,000 shares; issued and outstanding, 10,735,058 and 10,690,630 shares at March 31, 2003 and December 31, 2002, respectively	10,735	10,690
Capital surplus	33,166,135	32,930,307
Retained earnings	32,603,005	29,903,338
Accumulated other comprehensive income - unrealized gain on interest rate swap, securities available for sale and interest-only-strips, net of taxes of $2,009,082 and $1,682,704 at March 31, 2003 and December 31, 2002	3,013,625	2,524,732

Total stockholders’ equity	68,793,500	65,369,067

Total liabilities and stockholders’ equity	$1,015,033,244	$979,249,016

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

INTEREST INCOME:
Interest and fees on loans	$11,467,559	$9,005,056
Interest on securities	1,402,814	1,217,909
Interest on interest rate swaps	833,000	—
Interest on federal funds sold and interest-bearing deposits with other financial institutions	237,906	179,018

Total interest income	13,941,279	10,401,983

INTEREST EXPENSE:
Interest expense on deposits	3,295,914	2,486,021
Interest on borrowings	772,978	477,870

Total interest expense	4,068,892	2,963,891

Net interest income before provision for loan losses	9,872,387	7,438,092
Provision for loan losses	1,300,000	350,000

Net interest income after provision for loan losses	8,572,387	7,088,092

NON-INTEREST INCOME:
Service charges on deposit accounts	1,723,948	1,441,932
Other charges and fees	1,623,744	1,326,088
Gain on sale of avaliable-for sale of securities	158,757	572,001
Gain on sale of fixed assets	11,521	8,585
Loss on sale of other real estate owned	(2,031)	—
Gain on interest rate swaps	147,857	—
Gain on sale of SBA loans	1,200,222	356,891

Total non-interest income	4,864,018	3,705,497

NON-INTEREST EXPENSE:
Salaries, wages and employee benefits	4,560,584	4,070,429
Net occupancy expense	1,052,287	1,011,815
Furniture and equipment expense	376,063	378,644
Advertising and marketing expense	334,734	214,525
Communications	149,201	170,234
Data processing expense	465,673	406,371
Professional fees	222,114	204,122
Office supplies and forms	83,604	84,575
Other	1,035,883	760,246

Total non-interest expense	8,280,143	7,300,961

Income before income taxes and cumulative effect of a change in accounting principle	5,156,262	3,492,628
Income tax provision	1,919,338	1,280,000

Income before cumulative effect of a change in accounting principle	3,236,924	2,212,628
Cumulative effect of change in accounting principle	—	4,192,334

Net income	$3,236,924	$6,404,962

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Earnings Per Share:
Income before cumulative effect of a change in accounting principle
Basic	$0.30	$0.20
Diluted	0.29	0.19
Cumulative effect of a change in accounting principle
Basic	$—	$0.37
Diluted	—	0.35
Net Income
Basic	0.30	0.57
Diluted	$0.29	$0.54

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2003 and 2002
(Unaudited)

					Accumulated
	Number of				Other
	Shares	Common	Capital	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Income

BALANCE, JANUARY 1, 2003	10,690,630	$10,690	$32,930,307	$29,903,338	$2,524,732
Warrants exercised	29,100	30	189,570
Stock options exercised	15,328	15	46,258
Cash dividend declared				(537,257)
Comprehensive income:
Net earnings				3,236,924		$3,236,924
Other comprehensive income:
Net change in unrealized gain on securities available for sale, interest-only-strips and interest rate swaps - net of tax					488,893	488,893

Comprehensive income						$3,725,817

BALANCE, MARCH 31, 2003	10,735,058	$10,735	$33,166,134	$32,603,005	$3,013,625

BALANCE, JANUARY 1, 2002	11,145,674	11,146	$32,983,976	$22,075,612	$356,674
Warrants exercised	59,200	59	355,170
Stock options exercised	2,000	2	5,139
Cash dividend declared				(560,344)
Comprehensive income:
Net income				6,404,962		$6,404,962
Other comprehensive income:
Net change in unrealized gain on securities available for sale and interest-only- strips - net of tax					(440,606)	(440,606)

Comprehensive income						$5,964,356

BALANCE, MARCH 31, 2002	11,206,874	$11,207	$33,344,285	$27,920,230	$(83,932)

DISCLOSURE OF RECLASSIFICATION AMOUNT FOR MARCH 31:

	2003	2002

Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains (loss) arising during the period - net of tax expense (benefit) of $112,202 in 2003, $(64,937) in 2002	$168,438	$(97,405)
Less: Reclassification adjustment for gain included in net earnings, net of tax expense of $63,503 in 2003 and $228,800 in 2002	(95,254)	(343,201)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax expense (benefit) of $48,789 in 2003 and $(293,737) in 2002	$73,184	$(440,606)

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period - net of tax expense of $610,339	$915,509	$—
Less: Reclassification adjustments to interest income - net of tax expense of $333,200	(499,800)	—

Net Change in unrealized gain of interest rate swaps - net of tax expense of $277,139	$415,709

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,236,924	$6,404,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	449,445	263,799
Provision for loan losses	1,300,000	350,000
Proceeds from sales of SBA loans	18,488,891	6,738,677
Originations of SBA loans held for sale	(20,190,300)	(6,501,334)
Net gain on sales of SBA loans	(1,200,222)	(356,891)
Net loss on sales of other real estate owned	2,031	—
Gain on sales of securities available for sale	(158,757)	(572,001)
Gain on sales of furniture and equipments	(11,521)	(36,070)
Gain on interest rate swaps	(147,857)	—
(Increase) decrease in accrued interest receivable	(163,635)	104,095
Deferred income taxes	(52,362)	—
Decrease (increase) in other assets	(1,808,993)	(852,539)
(Decrease) increase in accrued interest payable	631,157	(461,724)
Increase (decrease) in other liabilites	4,098,580	69,888
Cumulative effect of a change in accounting principle	—	(4,192,334)

Net cash provided by operating activities	4,473,381	958,528

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(26,961,005)	(17,543,079)
Net increase in cash surrender value	(139,860)	(70,089)
Purchase of premises and equipment	(240,327)	(308,275)
Purchase of investment securities available for sale	(41,426,343)	(42,195,310)
Proceeds from sale of equipment	3,403	—
Proceeds from sale of investment securities available for sale	3,154,688	15,950,256
Proceeds from matured or called investment securities available for sale	11,590,476	2,140,388
Proceeds from sales of other real estate owned	71,652	—
Purchase of Federal Home Loan Bank Stock	(514,800)	(479,300)
Purchase of Federal Reserve Stock	—	(45,165)
(Decrease) increase in interest-only strip	(798)	(138)

Net cash used in investing activities	(54,462,914)	(42,550,712)

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,468,238	17,971,369
Proceeds from issuance of Trust Preferred Securities, net	—	7,764,726
Payment of cash dividend	(537,257)	(560,344)
Proceeds from Federal Home Loan Bank borrowing	15,000,000	10,000,000
Proceeds from warrants exercised	189,600	355,200
Proceeds from stock option	46,272	5,140

Net cash provided by financing activities	28,166,853	35,536,091

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,822,680)	(6,056,093)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,742,728	72,594,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,920,048	$66,538,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$3,473,018	$3,425,615
Income Taxes Paid	$500,275	$250,400
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$15,601	$65,035

See accompanying notes to consolidated financial statements

Notes to unaudited Consolidated Financial Statements

1.	Nara Bancorp, Inc.

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

     The consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, Nara Bank, Nara Bancorp Capital Trust I and Nara Statutory Trust II. All intercompany transactions and balances have been eliminated in consolidation.

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended March 31, 2003. Certain reclassifications have been made to prior period figures in order to conform to the March 31, 2003 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

     These consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K.

3.	Dividends

     On February 18, 2003, we declared a $0.05 per share cash dividend payable on April 11, 2003 to stockholders of record at the close of business on March 31, 2003.

4.	Stock Splits

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

5.	Earnings Per Share

     Basic earnings-per-share excludes the number of shares of common stock that could be purchased from those who hold exercisable stock options or warrants and is computed by dividing our earnings for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings-per-share includes the weighted-average number of common shares outstanding, plus the number of shares that could be issued upon the exercise of stock options and/or warrants that are currently exercisable and where the exercise price is more than the current market value of our common stock.

     The following table shows how we computed basic and diluted earnings per share (“EPS”) at March 31, 2003 and 2002.

	For the three months ended March 31,

		2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)

Before cumulative effect of a change in accounting Principle
Basic EPS	$3,236,924	10,697,812	$0.30	$2,212,628	11,149,916	$0.20
Effect of Dilutive Securities:
Options		478,032			559,876
Warrants	—	49,476		—	83,838

Diluted EPS	$3,236,924	11,225,320	$0.29	$2,212,628	11,793,630	$0.19

Net cumulative effect of a change in accounting Principle
Basic EPS	$—	—	$—	$4,192,334	11,149,916	$0.37
Options		—			559,876
Warrants	—	—		—	83,838

Diluted EPS	$—	—	$—	$4,192,334	11,793,630	$0.35

Net Income
Basic EPS	$3,236,924	10,697,812	$0.30	$6,404,962	11,149,916	$0.57
Effect of Dilutive Securities:
Options		478,032			559,876
Warrants	—	49,476			83,838

Diluted EPS	$3,236,924	11,225,320	$0.29	$6,404,962	11,793,630	$0.54

6.	Stock-Based Compensation

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employees compensation plans at fair value. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the grant price.

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined base on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income would have been reduced to the pro forma amounts as follows:

	For the three months ended

	2003	2002

Before cumulative effect of a change in accounting principle:
Net income—as reported	$3,236,924	$2,212,628
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	97,129	75,648

Pro forma net income	$3,139,795	$2,136,980

EPS:
Basic—as reported	$0.30	$0.20
Basic—pro forma	0.29	0.19
Diluted—as reported	$0.29	$0.19
Diluted—pro forma	0.28	0.18

	For the three months ended

	2003	2002

Net Income:
Net income—as reported	$3,236,924	$6,404,963
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	97,129	75,648

Pro forma net income	$3,139,795	$6,329,315

EPS:
Basic—as reported	$0.30	$0.57
Basic—pro forma	0.29	0.57
Diluted—as reported	$0.29	$0.54
Diluted—pro forma	0.28	0.54

     We did not grant any options for the quarters ended March 31, 2003 and March 31, 2002, respectively.

7.	SBA

     Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.

     We periodically evaluate servicing assets for impairment. At March 31, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 10.9% and a prepayment speed of 10.5%. At March 31, 2002, the fair value of servicing assets was determined using a weighted-average discount rate of 10.9% and a prepayment speed of 11.0%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $2,869,000 and $2,433,000 at March 31, 2003 and December 31, 2002, respectively.

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

     We offer direct financing leases to customers whereby the assets leased are acquired without additional financing from other sources. Direct financing leases are carried net of unearned income, unamortized nonrefundable fees and related direct costs associated with the origination or purchase of leases.

8.	Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead it must be tested for impairment until its life is determined to no longer be indefinite. We adopted SFAS No. 142 on January 1, 2002.

     In connection with the transitional impairment evaluation required by SFAS No. 142, we performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. We completed our evaluation of any transitional impairment of goodwill and determined that there was no impairment as of January 1, 2002. We also tested goodwill for impairment as of December 31, 2002, noting no impairment in recorded goodwill of $874,968. No conditions indicated any further impairment as of March 31, 2003.

     At December 31, 2001, we had negative goodwill (the amount by which the fair value of assets acquired and liabilities assumed exceeds the cost of an acquired company) of $4,192,334. In accordance with SFAS No. 142, such amount was recognized in the consolidated statement of income as the cumulative effect of a change in accounting principle on January 1, 2002. The recognition of negative goodwill is not tax effected, as no deferred taxes were allocated to it in the initial purchase accounting. We will continue to amortize its other intangible assets, representing core deposit intangibles, over the original estimated useful life of seven years.

     As of March 31, 2003, intangible assets that continue to be subject to amortization include core deposits of $1,455,479 (net of $621,010 accumulated amortization) and servicing assets of $2,350,511 (net of $648,104 accumulated amortization). Amortization expense for such intangible asset was $167,591 for the three months ended March 31, 2003. Estimated amortization expense for intangible assets for the remainder of 2003 and the five succeeding fiscal years follows:

2003 (remaining nine months)	$426,660
2004	488,322
2005	492,676
2006	410,121
2007	428,373
2008	433,493

9.	Recent Accounting Pronouncements

     SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

     The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

10.	Commitments and Contingencies

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

Commitments at March 31, 2003 are summarized as follows:

Commitments to extend credit	$113,008,941
Standby letters of credit	4,630,126
Commercial letters of credit	36,961,764

     In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

11.	Derivative Financial Instruments and Hedging Activities

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. During the second and fourth quarters of 2002, we entered into various interest rate swap agreements as summarized in the table below. Our objective for the interest rate swaps is to manage asset and liability positions in connection with our overall strategy of minimizing the interest rate fluctuations on our interest rate margin and equity. As part of our overall risk management, the Asset Liability Committee, which meets monthly, monitors and measures the interest rate risk, the sensitivity of our assets and liabilities to the interest rate changes, including the impact of the interest rate swaps.

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of March 31, 2003, the amounts in accumulated OCI associated with these cash flows totaled $2,217,391 (net of tax of $1,478,260), of which $1,053,336 is expected to be reclassified into interest income within the next 12 months. As of March 31, 2003, the maximum length of time over which we are hedging our exposure to the variability of future cash flow is approximately 10 years.

Interest rate swap information at March 31, 2003 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain [1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	963,947	6,845
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,460,838	14,582
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	278,343	17,725
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	223,626	24,719
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	85,285	48,642
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	288,269	10,621
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	186,283	12,273
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	209,061	12,450

$140,000,000				$3,695,652	$147,857

1.     Gain included in the consolidated statement of earnings for the three months ended March 31, 2003, representing hedge ineffectiveness

2.     Prime rate is based on Federal Reserve statistical release H.15

     During the 1st quarter of 2003, interest income was increased by $833,000 received from swap counterparties. No such swap contracts were held during the 1st quarter of 2002. At March 31, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

12.	Business Segments

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

     Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on new loan originations for the period. We evaluate overall performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Future changes in our management structure or reporting methodologies may result in changes in the measurement of operating segment results.

     The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2003 and 2002.

	Banking
	Operation	TFS	SBA	Total

	(Dollars in thousands)
For the three months ended March 31, 2003
Net interest income	$7,668	$998	$1,206	$9,872
Less provision for loan losses	1,105	145	50	1,300
Non-interest income	2,733	673	1,458	4,864

Net revenue	9,296	1,526	2,614	13,436
Non-interest expense	6,419	840	1,021	8,280

Income before taxes	$2,877	$686	$1,593	$5,156

Total assets	$815,187	$69,511	$130,335	$1,015,033

March 31, 2002
Net interest income	$5,832	$789	$817	$7,438
Less provision for loan losses	330	—	20	350
Non-interest income	2,585	610	510	3,705

Net revenue	8,087	1,399	1,307	10,793
Non-interest expense	5,953	742	606	7,301

Income before taxes	$2,134	$657	$701	$3,492

Total assets	$573,116	$56,269	$87,230	$716,615

13.	Subsequent Events

     On April 7, 2003, we formed Nara Real Estate Trust, a Maryland real estate investment trust, as an indirect wholly owned subsidiary of Nara Bank. Nara Bank intends to transfer certain qualifying mortgage assets to Nara Real Estate Trust in order to improve access to capital markets and to further enhance Nara Bank’s cash flow position.

     On April 25, 2003, we announced that we signed a non-binding letter of agreement to acquire Asiana Bank, a full service commercial bank headquartered in Sunnyvale, California. Under the terms of the proposed merger, Asiana Bank would be merged into Nara Bank and Asiana Bank’s shareholders would receive shares of Nara Bancorp valued at approximately $8.0 million. The parties have agreed to negotiate a mutually acceptable definitive agreement. Once a definitive agreement is reached, the acquisition will be subject to a number of conditions, including the approval of the shareholders of Asiana Bank and receipt of regulatory approvals, and will likely close in the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the quarter ended March 31, 2003. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
STATEMENTS OF INCOME
Interest income	$13,941	$10,402
Interest expense	4,069	2,964
Net interest income	9,872	7,438

Provision for loan losses	1,300	350
Non-interest income	4,864	3,705
Non-interest expense	8,280	7,301

Income before income tax	5,156	3,493
Income tax	1,919	1,280
Net income before cumulative effect of change in accounting principle	3,237	2,213

Cumulative effect of change in accounting principle	—	4,192

Net income	$3,237	$6,405

PER SHARE DATA:
Income before cumulative effect of a change in accounting principle:
Basic	$0.30	$0.20
Diluted	0.29	0.19
Income after cumulative effect of a change in accounting principle:
Basic	0.30	0.57
Diluted	0.29	0.54
Book value (period end)	6.40	5.46
Number of shares outstanding	10,735,058	11,206,874
Dividend declared	$0.05	$0.05

	At or for the Three Months Ended March 31,

	2003	2002

STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,015,033	$716,615
Investment securities	131,232	93,363
Net loans	749,939	519,388
Deposits	830,386	607,816
Stockholders’ equity	68,794	61,192
AVERAGE BALANCES:
Average assets	$981,199	$687,650
Average investment securities	115,232	80,085
Average net loans *	730,931	507,107
Average deposits	817,351	591,083
Average equity	67,030	60,708
PERFORMANCE RATIOS:
Return on average assets (1)	1.32%	1.29%
Return on average stockholders’ equity (1)	19.32%	14.58%
Operating expense to average assets	0.84%	1.06%
Efficiency ratio (2)	56.19%	65.52%
Net interest margin (3)	4.34%	4.74%
CAPITAL RATIOS (4)
Leverage capital ratio (5)	8.26%	11.28%
Tier 1 risk-based capital ratio	9.43%	12.74%
Total risk-based capital ratio	10.53%	14.14%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.24%	1.32%
Allowance for loan losses to non-accrual loans	611.24%	458.89%
Total non-performing assets to total assets (6)	0.21%	0.22%

*	Includes the loan held for sale.

(1)	Calculations are based on annualized net earnings.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations which we are subject to. For additional information concerning these factors, see “Item 1. Business - Factors That May Affect Business or the Value of Our Stock” contained in our Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Net Income

     Our net income, before cumulative effect of change in accounting principle for the three months ended March 31, 2003 was $3.2 million or $0.29 per diluted share compared to $2.2 million or $0.19 per diluted share for the same quarter of 2002, which represented an increase of approximately $1.0 million or 45.5%. The increase resulted primarily from an increase in net interest income and noninterest income, resulting primarily from a growth in loans and investments as well as the sale of loans we originated, which was partially offset by higher noninterest expense. During the first quarter of 2002, we recognized $4.2 million as the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle was related to the one-time recognition of all negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in total net income for the quarter of $6.4 million or $0.54 per diluted share.

     The annualized return on average assets was 1.32 % for the first quarter of 2003 compared to 1.29% for the same period of 2002. The annualized return on average equity was 19.32% for the first quarter of 2003 compared to 14.58% for the same period of 2002. The resulting efficiency ratios were 56.19% for the three months ended March 31, 2003 compared with 65.52% for the corresponding period of the preceding year. This improvement was primarily due to the increase in net revenue. All 2002 ratios in this section exclude the cumulative effect of a change in accounting principle.

Net Interest Income and Net Interest Margin

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

     Net interest income before provision for loan losses was $9.9 million for the first quarter of 2003, which represented an increase of $2.5 million, or 33.8% from net interest income of $7.4 million for the same quarter of 2002. This increase was primarily due to an increase in average earning assets. Average earning assets increased $282.5 million or 45.8% to $910.1 million for the first quarter of 2003, from $627.6 million for the same quarter of 2002.

     Interest income for the first quarter of 2003 was $13.9 million, which represented an increase of $3.5 million or 33.7% over interest income of $10.4 million for the same quarter of 2002. The increase was the net result of a $4.4 million increase in average interest-earning assets (volume change) off-set by a $815,000 decrease in the yield earned on those average interest-earning assets (rate change).

     Net Interest Margin

     The yield on average interest-earning assets decreased to 6.13% for the three months ended March 31, 2003, from a yield of 6.63% for the three months ended March 31, 2002. This decrease is mainly due to an additional 50 basis point decrease in prime rate by the Federal Reserve Board (“FRB”) between these periods.

     Interest expense for the first quarter of 2003 was $4.1 million, which represented an increase of $1.1 million or 36.7% over interest expense of $3.0 million for the same quarter of 2002. The increase was the net result of a $1.6 million increase in average interest-bearing liabilities (volume change) off-set by a $504,000 decrease in the cost of those interest-bearing liabilities (rate change).

     The average cost of interest-bearing liabilities decreased to 2.44% for the three months ended March 31, 2003 from 2.83% for the three months ended March 31, 2002. This decrease is mainly due to decreases in market rates.

     The net interest margin was 4.34% for the three months ended March 31, 2003, down from 4.74% for the same quarter of 2002. The decrease in the net interest margin resulted primarily from a decrease in interest rates. Due to a continued effort to maintain well-balanced assets and liabilities, the interest margin only decreased a 40 basis point despite a 50 basis point rate cut by FRB in November of 2002.

     The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the three-month periods indicated:

	March 31, 2003			March 31, 2002

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/ Rate	Balance	Expense	Yield/ Rate

	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swap	$730,931	$12,301	6.73%	$507,107	$9,005	7.10%
Other investments	4,972	48	3.86%	1,928	15	3.11%
Securities	115,465	1,403	4.86%	80,085	1,218	6.08%
Fed funds sold	58,719	189	1.29%	38,480	164	1.70%

Total interest earning assets	$910,087	$13,941	6.13%	$627,600	$10,402	6.63%
INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$80,191	$304	1.52%	$85,733	$386	1.80%
Savings	141,862	861	2.43%	80,659	489	2.43%
Time certificates of deposits	362,581	2,131	2.35%	228,278	1,611	2.82%
Subordinated debentures	—	—	0.00%	4,300	97	9.02%
FHLB borrowings	64,689	419	2.59%	9,889	119	4.81%
Trust preferred securities	17,415	354	8.13%	10,183	262	10.29%

Total interest bearing liabilities	$666,738	$4,069	2.44%	$419,042	$2,964	2.83%
Net interest income		$9,872			$7,438
Net yield on interest-earning assets			4.34%			4.74%
Net interest spread			3.69%			3.80%
Average interest-earning assets to average interest-bearing liabilities			136.50%			149.77%

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

	Three months ended
	March 31, 2003 over March 31, 2002

	Net	Change due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swap	$3,296	$(494)	$3,789
Interest on other investments	33	4	29
Interest on securities	185	(278)	464
Interest on fed funds sold	25	(47)	72

Total interest income	$3,539	$(815)	$4,354
INTEREST EXPENSE
Interest on demand deposits	$(83)	$(59)	$(24)
Interest on savings	372	1	371
Interest on time certificate of deposits	521	(304)	825
Interest on subordinated debentures	(97)	—	(97)
Interest on FHLB borrowings	300	(78)	378
Interest on trust preferred securities	92	(64)	156

Total interest expense	$1,105	$(504)	$1,609

Provision for Loan Losses

     The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties and regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     We recorded a $1.3 million in provision for loan losses in the first quarter of 2003 compared to $350,000 in the same quarter of 2002. The increase in the provision for loan losses for the quarter ended March 31, 2003, as compared to the same period ended March 31, 2002 was due to several factors including the growth experienced in our loan portfolio and our levels of non performing assets. We believe that the allowance is sufficient for the known and inherent losses at March 31, 2003. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

     Non-interest income for the first quarter of 2003 was $4.9 million compared to $3.7 million for the same quarter of 2002, which represented an increase of $1.2 million, or 32.4%, primarily as a result of increase in service charges on deposits, gains on sale of SBA loans and gain on interest rate swaps. Service charges on deposits increased $282,000 or 19.6% to $1.7 million for the first quarter of 2003, from $1.4 million for the same quarter of 2002. This increase is mainly due to increase in average demand deposits. Average demand deposits increased $36.2 million or 18.4% to $232.7 million for the first quarter of 2003, from $196.5 million for the same quarter of 2002. Gain on sale of SBA loans for the first quarter of 2003 was $1.2 million, increase of $843,000 or 236.1% from $357,000 for the first quarter of 2002. We originated $20.2 million of SBA loans and sold $18.5 million during the first quarter of 2003. During the same quarter of 2002, we originated $7.9 million and sold $6.7 million. Gain on sale of securities was $159,000 during the first quarter of 2003 compared with $572,000 during the first quarter of 2002. We also recognized a gain of $148,000 from the interest rate swap transactions, which was the ineffective portion of a swap that related to cash flow hedge.

     The summary of our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	3/31/2003	Amount	Percent (%)	3/31/2002

	(Dollars in thousands)
Service charge on deposits	$1,724	$282	19.6%	$1,442
International service fee income	643	55	9.4%	588
Wire transfer fees	247	9	3.8%	238
Service fee income - SBA	294	103	53.9%	191
Earnings on cash surrender value	181	79	77.5%	102
Gain on sale of SBA loans	1,200	843	236.1%	357
Gain on sale of investment securities	159	(413)	-72.2%	572
Gain on interest rate swaps	148	148	100.0%	—
Gain on sale of OREO	(2)	(2)	-100.0%	—
Other	270	55	25.6%	215

Total noninterest income	$4,864	$1,159	31.3%	$3,705

Non-interest Expense

     Non-interest expense for the first quarter of 2003 was $8.3 million compared to $7.3 million for the corresponding quarter of 2002, which represented an increase of $1.0 million or 13.7%, primarily due to increase in salaries and employee benefit expenses.

     Salaries and employee benefits expenses for the first quarter of 2003, increased $491,000 or 12.1% to $ 4.6 million from $ 4.1 million for the corresponding quarter of 2002. This increase is primarily due to an additional staffing to support the growth, salary adjustments, and significant increase in health insurance premium.

     The summary of our non-interest expenses is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	3/31/2003	Amount	Percent (%)	3/31/2002

Salaries and benefits	$4,561	$491	12.1%	$4,070
Net occupancy	1,052	40	4.0%	1,012
Furniture and equipment	376	(2)	-0.5%	378
Advertising and marketing	335	120	55.8%	215
Regulatory fees	170	33	24.1%	137
Communications	149	(21)	-12.4%	170
Data processing	466	60	14.8%	406
Professional fees	453	151	50.0%	302
Office supplies & Forms	83	(2)	-2.4%	85
Directors’ Fees	115	22	23.7%	93
Credit related expenses	115	(61)	-34.7%	176
Amortization of goodwill	—	(31)	-100.0%	31
Other	405	179	79.2%	226

Total non-interest expense	$8,280	$979	13.4%	$7,301

Provision for Income Taxes

     The provision for income taxes was $1.9 million and $1.3 million on income before taxes and cumulative effect of a change in accounting principle of $5.2 million and $3.5 million for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate for the quarter ended March 31, 2003 was 37.2%, compared with 36.6% for the quarter ended March 31, 2002.

Financial Condition

     At March 31, 2003, our total assets were $1,015 million, an increase of $35.8 million or 3.7%, from $979.2 million at December 31, 2002. The growth resulted primarily from increases in our loans and investment securities funded by growth in deposits and other borrowings.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at March 31, 2003. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of March 31, 2003, we had $2.8 million of held-to-maturity securities and $128.4 million of available-for-sale securities, compared to $2.8 million and $101.6 million at December 31, 2002, respectively. The total net unrealized gain on the available-for sale securities at March 31, 2003 was $1.2 million, compared to net unrealized gain of $1.1 million at December 31, 2002. During the first quarter of 2003, we purchased a total of $41.4 million in available-for-sale securities and sold $3.2 million and recognized total gross gains of $159,000.

     Securities with an amortized cost of $2.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at March 31, 2003. Securities with an amortized cost of $23.6 million and $43.7 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at March 31, 2003.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At March 31, 2003			At December 31, 2002

	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	cost	Value	Gain (Loss)	cost	Value	Gain (Loss)

	(Dollars in thousands)
Held to Maturity:
U.S. Corporate notes	$2,794	$2,980	$186	$2,780	$2,927	$147

Total held-to-maturity	$2,794	$2,980	$186	$2,780	$2,927	$147
Available-for-sale:
U.S. Government	$27,771	$28,266	$495	$34,546	$35,157	$611
CMO’s	18,615	18,716	101	6,227	6,324	97
MBS	30,841	31,036	195	16,151	16,343	192
Asset Backed	11	11	—	88	88	—
Municipal Bonds	33,622	34,271	649	27,133	27,502	369
U.S. Corporate notes	5,567	5,390	(177)	5,588	5,400	(188)
U.S. Agency Preferred Stock	10,781	10,748	(33)	10,755	10,808	53

Total available-for-sale	$127,208	$128,438	$1,230	$100,488	$101,622	$1,134
Total investment portfolio	$130,002	$131,418	$1,416	$103,268	$104,549	$1,281

     The carrying value and the yield of investment securities as of March 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Maturities and Repricing Schedule

	After One But		After Five But
	Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to Maturity:
U.S. Corporate notes	2,002	7.01%	—	—	792	7.41%	2,794	7.12%
Total held-to-maturity	2,002	7.01%	—	—	792	7.41%	2,794	7.12%
Available-for-sale:
U.S. Government	12,191	4.32%	14,056	4.52%	2,019	7.00%	28,266	4.61%
CMO’s	—	—	245	7.40%	18,471	4.61%	18,716	4.65%
MBS	5,146	3.38%	868	3.99%	25,022	4.43%	31,036	4.24%
Asset Backed	11	1.88%	—	—	—	—	11	1.88%
Municipal Bonds	—	—	422	3.70%	33,849	4.89%	34,271	4.88%
U.S. Corporate notes	976	7.02%	365	10.78%	4,049	8.67%	5,390	8.52%
U.S. Agency Preferred Stock	—	—	—	—	10,748	5.44%	10,748	5.44%
Total available-for-sale	18,324	4.20%	15,956	4.66%	94,158	4.98%	128,438	4.83%
Total investment portfolio	$20,326	4.48%	15,956	4.66%	94,950	5.00%	131,232	4.88%

Loan Portfolio

     We carry all loans (except for certain SBA loans held-for-sale) at face amount, less payments collected, net of deferred loan origination fees and the allowance for loan losses. SBA loans held-for-sale are carried at the lower of cost or market. Interest on all loans is accrued daily. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in process of collection.

     As of March 31, 2003, our gross loans (net of unearned fees), including loans held for sale, increased by $29.5 million or 4.0% to $759.3 million from $ 729.8 million at December 31, 2002. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at March 31, 2003 increased by $13.4 million or 4.5 % to $312.3 million from $298.9 million at December 31, 2002. Real estate and construction loans increased by $12.9 million or 3.4% to $388.6 million from $375.7 million at December 31, 2002. There has been a continued high demand for real estate loans during the past months.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$312,250	41.0%	$298,949	40.9%
Real estate and construction loans	388,554	51.1%	375,743	51.4%
Consumer and other loans	59,901	7.9%	56,449	7.7%

Total loans outstanding	760,705	100.0%	731,141	100.0%
Unamortized loan fees, net of costs	(1,359)		(1,326)
Less: Allowance for loan losses	(9,407)		(8,458)

Net Loans Receivable	749,939		721,357

*	Includes loans held for sale of $3,021,777 at March 31, 2003 and $6,337,519 at December 31, 2002

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

(Dollars in thousands)	March 31, 2003	December 31, 2002

Loan commitments	$113,009	$114,734
Standby letters of credit	4,630	4,830
Commercial letters of credit	36,961	26,952

     At March 31, 2003, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $2.1 million, which represented a slight decrease of $100,000 or 4.5% from $2.2 million at December 31, 2002. As of March 31, 2003, a total of $445,000 loans were restructured and are current. At March 31, 2003, nonperforming assets to total assets was 0.21%, compared to 0.22% at December 31, 2002. The nonperforming loans were $1.6 million, which represented an increase of approximately $500,000 or 45.5% from $1.1 million at December 31, 2002. The increase was mainly due to $603,000 in restructured loans, which became nonaccrual as of March 31, 2003. At March 31, 2003, nonperforming loans to total gross loans was 0.22%, compared to 0.15% at December 31, 2002.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Nonaccrual loans	$1,539	$1,064
Loan past due 90 days or more, still accruing	100	18

Total Nonperforming Loans	1,639	1,082
Other real estate owned	16	36
Restructured loans	445	1,067

Total Nonperforming Assets	$2,100	$2,185
Nonperforming loans to total gross loans	0.22%	0.15%
Nonperforming assets to total assets	0.21%	0.22%

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

     The resulting migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. For loan type pools that have no historical loss, we have established a minimum risk factor for each loan grade Pass (0.40% - 2.47%), Special Mention (3.0% - 5.62%), Substandard (10.0% - 73.88%), Doubtful (50.0%-100%), and Loss (100.0%).

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

     The allowance for loan losses was $9.4 million at March 31, 2003, compared to $6.7 million at March 31, 2002. We recorded a provision of $ 1.3 million during the first quarter of 2003, mainly due to an increase in our loan portfolio and classified loans. Average gross loans (net of unearned) increased $225.9 million or 44.0% to $739.8 million for the first quarter of 2003, compared to $513.9 million for the same quarter of 2002. During the first quarter of 2003, we charged off $426,000 and recovered $75,000. The allowance for loan losses was 1.24% of gross loans at March 31, 2003 compared to 1.29% at March 31, 2002. The total classified loans at March 31, 2003 was $6.2 million, compared to $3.4 million at March 31, 2002.

     We believe the level of allowance as of March 31, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended
	March 31, 2003	March 31, 2002

	(Dollars in thousands)
LOANS:
Average gross loans	$739,791	$513,888
Total gross loans at end of period	759,346	526,175
ALLOWANCE:
Balance-beginning of period	8,458	6,710
Less: Loan Charged off:
Commercial	329	534
Consumer	97	49
Real Estate and Construction	—	—

Total loan charged off	426	583
Plus: Loan Recoveries
Commercial	70	296
Consumer	1	13
Real Estate and Construction	4	2

Total loan recoveries	75	311
Net loans charged off	351	272
Provision for loan losses	1,300	350
Balance-end of period	$9,407	$6,788

Net loan charge-offs to average total loans	0.05%	0.05%
Net loan charge-offs to total loans at end of period	0.05%	0.05%
Allowance for loan losses to average total loans	1.27%	1.32%
Allowance for loan losses to total loans at end of period	1.24%	1.29%
Net loan charge-offs to beginning allowance *	4.15%	4.05%
Net loan charge-offs to provision for loan losses *	27.00%	77.71%

* Total loans are net of unearned

Deposits and Other Borrowings

     Deposits. Deposits are our primary source of funds to use in lending and investment activities. At March 31, 2003, our deposits increased by $13.5 million or 1.6% to $830.4 million from $816.9 million at December 31, 2002. Demand deposits totaled $241.8 million, which represented an increase of $4.9 million or 2.1% from $236.9 million at December 31, 2001. Time deposits over $100,000 totaled $282.2 million, which represented an increase of $14.0 million or 5.2% from $268.2 million at December 31, 2002. Other interest-bearing demand deposits, including money market and super now accounts, totaled $306.4 million, which represented a decrease of $5.4 million or 1.7% from $311.8 million at December 31, 2001.

     At March 31, 2003, 29.1% of the total deposits were non-interest bearing demand deposits, 44.4% were time deposits, 17.1% were savings accounts, and 9.4% were interest bearing demand deposits. By comparison, at December 31, 2002, 29.0% of the total deposits were non-interest bearing demand deposits, 43.4% were time deposits, 17.3% were savings accounts, and 10.3% were interest bearing demand deposits.

     At March 31, 2003, we had a total of $38.1 million in time deposits brought in through brokers and $40.0 million in time deposits from the State of California Treasurer’s Office. The deposits from the Sate of California Treasurer’s Office were collateralized with our securities with an amortized cost of $43.7 million. The detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate

$5,080,000	11/06/02	05/06/03	2.05%
16,100,000	12/30/02	06/30/03	1.70%
10,090,000	07/31/02	07/31/03	2.35%
4,788,000	11/06/02	08/06/03	2.10%
2,090,000	02/16/01	02/16/06	5.65%

$38,148,000			2.19%

State Deposits	Issue Date	Maturity Date	Rate

$5,000,000	10/11/02	04/23/03	1.56%
5,000,000	10/21/02	04/23/03	1.71%
10,000,000	10/21/02	04/23/03	1.71%
10,000,000	02/07/03	08/08/03	1.23%
5,000,000	12/16/02	09/11/03	1.16%
5,000,000	03/11/03	09/11/03	1.16%

$40,000,000			1.43%

     In October of 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at March 31, 2003. All FHLB advances were fixed rates.

FHLB Advances	Issue Date	Maturity Date	Rate

$15,000,000	07/19/02	07/21/03	2.03%
5,000,000	09/23/02	09/23/03	1.76%
10,000,000	09/30/02	09/30/03	1.58%
5,000,000	02/04/02	02/04/04	3.39%
35,000,000	03/07/03	03/08/04	1.18%
5,000,000	04/26/02	03/31/04	3.53%
5,000,000	10/19/00	10/19/07	6.70%

$80,000,000			2.06%

     Nara Bancorp established special purpose trusts in 2001 and 2002 for the purpose of issuing Preferred Trust Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of March 31, 2003.

(Dollars in Thousand)

					TRUST SECURITIES AND JUNIOR
					SUBORDINATED DEBENTURES
	TRUST SECURITIES		PRINCIPAL		ANNUALIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES

Nara Bancorp Capital Trust I	March 2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8 March 26, June 26
Nara Statutory Trust II	March 2002	$8,000	$8,248	3/26/2032	3 Month LIBOR + 3.6%	September 26 and December 26

     The Junior Subordinate Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I and March 26, 2007 with respect to Nara Statutory Trust II unless certain events have occurred. The proceeds from the issuance of the Trust Securities were used primarily for corporate purposes.

     The following table shows our contractual obligation as of March 31, 2003.

	Payments due by period

		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	Over 5 years

Trust Preferred Securities	$17,417,872	$—	$—	$—	$17,417,872
Federal Home Loan Bank borrowings	80,000,000	75,000,000	—	5,000,000	—
Operating Lease Obligations	24,045,083	2,981,069	6,090,587	5,107,514	9,865,913
Total	$121,462,955	$77,981,069	$6,090,587	$10,107,514	$27,283,785

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $68.8 million at March 31, 2003. This represented an increase of $3.4 million or 5.2% over total stockholders’ equity of $65.4 million at December 31, 2002.

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

     At March 31, 2003, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Securities, was $80.9 million. This represented an increase of $3.0 million or 3.4% over total Tier 1 capital of $77.9 million at December 31, 2002. This increase was due to a net income of $3.2 million off-set by cash dividends of $537,000, which was declared during the first quarter of 2003 to be paid in April of 2003. At March 31, 2003, we had a ratio of total capital to total risk-weighted assets of 10.5% and a ratio of Tier 1 capital to total risk weighted assets of 9.4%. The Tier 1 leverage ratio was 8.3% at March 31, 2003.

     As of March 31, 2003, Management believed that the Bank has met the criteria as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of March 31, 2003 and December 31, 2002.

	As of March 31, 2003

	Actual		Required		Excess

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$80,877	8.3%	$39,155	4.0%	$41,722	4.3%
Tier 1 risk-based capital ratio	80,877	9.4%	34,305	4.0%	46,572	5.4%
Total risk-based capital ratio	90,284	10.5%	68,610	8.0%	21,674	2.5%

	As of December 31, 2002

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	77,863	8.7%	35,707	4.0%	$42,156	4.7%
Tier 1 risk-based capital ratio	77,863	9.6%	32,293	4.0%	45,570	5.6%
Total risk-based capital ratio	86,321	10.7%	64,585	8.0%	21,736	2.7%

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

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At March 31, 2003, our borrowing capacity included $28.0 million in federal funds line facility from correspondent banks and $37.4 million in unused FHLB advances. In addition to the lines, our liquid assets include cash and cash equivalents, interest bearing deposits in other banks, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $132.4 million at March 31, 2003, compared to $138.1 million at December 31, 2002. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, higher the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs.

Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At March 31, 2003, our gross loan to deposit ratio was 90.5%.

Item 3. Quantitative and qualitative disclosures about market risk

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of March 31, 2003, the amounts in accumulated OCI associated with these cash flows totaled $2,217,391 (net of tax of $1,478,261), of which $1,053,336 is expected to be reclassified into interest income within the next 12 months.

Interest rate swaps information at March 31, 2003 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain [1]

$ 20,000,000	H.15 Prime [2]	6.95%	4/29/2005	963,947	6,845
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,460,838	14,582
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	278,343	17,725
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	223,626	24,719
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	85,285	48,642
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	288,269	10,621
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	186,283	12,273
10,000,000	H.15 Prime[2]	6.83%	12/17/2009	209,061	12,450

$140,000,000				$3,695,652	$147,857

1.	Gain included in the consolidated statement of earnings for the three months ended March 31, 2003, representing hedge ineffectiveness

2.	Prime rate is based on Federal Reserve statistical release H.15

For the first quarter of 2003, interest income was increased by $833,000 received from swap counterparties. No such swap contracts were held during the same quarter of 2002. At March 31, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

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

     The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of interest-bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest-bearing liabilities repricing within that same time period. Positive cumulative gaps suggest that earnings will increase when interest rates rise. Negative cumulative gap suggest that earnings will increase when interest rates fall.

The following table shows our gap position as of March 31, 2003

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total

	(Dollars in thousands)
Total Investments	60,095	23,635	38,215	62,644	184,589
Total Loans	618,882	16,127	72,134	53,562	760,705

Rate Sensitive Assets	678,977	39,762	110,349	116,206	945,294
Deposits
TCD, $100M +	130,721	148,319	3,198	—	282,238
TCD, less than 100M	34,824	50,351	915	78	86,168
MMDA	69,056	—	—	—	69,056
NOW	8,934	—	—	—	8,934
Savings	115,001	12,530	11,842	2,786	142,159
Other liabilities	—	—	—
FHLB Borrowing	—	75,000	5,000	—	80,000
Trust Preferred	—	—	—	17,418	17,418

Rate Sensitive Liabilities	358,536	286,200	20,955	20,282	685,973
Interest Rate Swap	(140,000)	—	90,000	50,000	—
Periodic GAP	180,441	(246,438)	179,394	145,924	259,321
Cumulative GAP	180,441	(65,997)	113,397	259,321

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at March 31, 2003, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At March 31, 2003, our net interest income and market value of equity expose related to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility

+200 basis points	10.11%	(12.14)%
+100 basis points	6.23%	(6.13)%
-100 basis points	(3.61)%	1.66%
-200 basis points	(10.65)%	4.04%

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficiently effective to ensure that the information we are required to be disclosed in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date thereof.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

     Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

          We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

          (a)     None.

          (b)     None.

          (c)     None.

Item 3. Defaults upon Senior Securities

          None

Item 4. Submission of Matters to a vote of Security Holders

          None

Item 5. Other information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

          The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated herein) as part of this Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K

          During the quarter ended March 31, 2003, Nara Bancorp filed the following Current Reports on Form 8-K: (1) January 28, 2003 (containing a press release regarding the termination of a consent order between Nara Bank and the Office of the Comptroller of the Currency); and (2) February 19, 2003 (containing press release announcing a two for one stock split in the form of a 100% stock dividend).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: May 15, 2003	/s/ Benjamin Hong

Benjamin Hong
President and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2003	/s/ Bon T. Goo

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

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ Benjamin Hong
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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of registrant’s board of directors:

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

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Bon T. Goo
Bon T. Goo
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Number	Description of Document

3.1	Certificate of Incorporation of Nara Bancorp, Inc. [1]

3.2	Bylaws of Nara Bancorp, Inc. [1]

3.3	Amended Bylaws of Nara Bancorp, Inc. [3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc. [2]

10.15	Lease for premise located at 3600 Wilshire Blvd., #100A, Los Angeles, CA *

10.16	Lease for premise located at 21080 Goldensprings Dr. Diamond Bar, CA*

99.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*	Filed herein