Form 10-Q
period 2003-06-30
NARA BANCORP INC
filed 2003-08-15
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                                             For the quarterly period ended June 30, 2003 or

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

     As of July 31, 2003, there were 10,928,668 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,

	2003	2002

ASSETS
Cash and due from banks	$32,196,585	$31,442,728
Federal funds sold	2,200,000	73,300,000
Term fed funds sold	30,000,000	—

Total cash and cash equivalent	64,396,585	104,742,728
Interest-bearing deposits in other banks	95,000	95,000
Securities available for sale, at fair value	143,638,738	101,622,635
Securities held to maturity, at amortized cost (fair value:
June 30, 2003 - $3,048,309; December 31, 2002- $2,926,750)	2,808,215	2,779,618
Interest-only strips, at fair value	381,622	273,219
Interest rate swaps, at fair value	6,314,402	3,444,780
Loan held for sale, at the lower of cost or market	7,234,871	6,337,519
Loans receivable, net of allowance for loan losses (June 30, 2003 - $10,047,848; December 31, 2002 - $8,457,917)	792,767,025	715,019,110
Federal Reserve Bank stock, at cost	1,263,300	963,465
Federal Home Loan Bank Stock, at cost	4,675,000	3,783,400
Premises and equipment	4,938,071	4,995,052
Accrued interest receivable	4,512,803	4,195,498
Servicing assets	2,561,265	2,078,790
Deferred income taxes, net	3,926,802	4,908,701
Customers’ acceptance liabilities	6,358,428	5,580,838
Cash surrender value, of life insurance	14,023,079	13,744,037
Goodwill and intangible assets, net	2,246,572	2,394,322
Other assets	5,283,888	2,290,304

TOTAL	$1,067,425,666	$979,249,016

See notes to consolidated financial statements	(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,

	2003	2002

LIABILITIES:
Deposits:
Noninterest-bearing	$263,255,817	$236,922,962
Interest-bearing:
Money market and other	79,384,385	83,868,595
Savings deposits	155,677,408	141,281,701
Time deposits of $100,000 or more	277,488,345	268,167,603
Other time deposits	86,842,696	86,677,370

Total deposits	862,648,651	816,918,231
Borrowing from Federal Home Loan Bank	85,000,000	65,000,000
Fed Funds Purchased	8,500,000	-
Accrued interest payable	3,405,747	2,860,627
Acceptances outstanding	6,358,428	5,580,838
Trust Preferred Securities	22,298,336	17,412,755
Other liabilities	6,135,114	6,107,498

Total liabilities	994,346,276	913,879,949
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 20,000,000 shares; issued and outstanding, 10,790,386 and 10,690,630 shares at June 30, 2003 and December 31, 2002 respectively	10,790	10,690
Capital surplus	33,521,642	32,930,307
Deferred compensation	(14,056)	0
Retained earnings	35,478,756	29,903,338
Accumulated other comprehensive income – unrealized gain on interest rate swap, securities available for sale and interest-only-strips, net of taxes of $2,721,504 and $1,682,704 at June 30, 2003 and December 31, 2002	4,082,258	2,524,732

Total stockholders’ equity	73,079,390	65,369,067

Total liabilities and stockholders’ equity	$1,067,425,666	$979,249,016

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

INTEREST INCOME:
Interest and fees on loans	$12,494,291	$10,214,402	$23,961,850	$19,203,145
Interest on securities	1,507,544	1,460,338	2,910,358	2,678,247
Interest on interest rate swaps	816,472	168,000	1,649,472	168,000
Interest on other investments, including TCD with other financial institutions	85,799	27,640	134,789	42,760
Interest on federal funds sold	202,387	92,434	391,303	272,645

Total interest income	15,106,493	11,962,814	29,047,772	22,364,797

INTEREST EXPENSE:
Interest expense on deposits	3,314,022	2,432,740	6,609,936	4,918,761
Interest expense on trust preferred	303,604	367,543	722,602	629,496
Interest expense on borrowings	465,322	354,061	819,302	569,978

Total interest expense	4,082,948	3,154,344	8,151,840	6,118,235

Net interest income before provision for loan losses	11,023,545	8,808,470	20,895,932	16,246,562
Provision for loan losses	1,100,000	600,000	2,400,000	950,000

Net interest income after provision for loan losses	9,923,545	8,208,470	18,495,932	15,296,562

NON-INTEREST INCOME:
Service charges on deposit accounts	1,877,229	1,510,619	3,601,177	2,952,551
Other charges and fees	1,764,019	1,653,758	3,387,763	2,979,846
Gain on sale of securities avaliable-for sale	27,525	473,107	186,282	1,045,108
(Loss) gain on sale of fixed assets	(27,024)	25,599	(15,503)	34,184
Gains on sale of other real estate owned	79,552	36,798	77,521	36,798
Gain on interest rate swaps	280,067	26,370	427,924	26,370
Gain on sale of SBA loans	836,961	424,330	2,037,183	781,221

Total non-interest income	4,838,329	4,150,581	9,702,347	7,856,078

NON-INTEREST EXPENSE:
Salaries, wages and employee benefits	5,248,348	4,152,749	9,808,932	8,223,178
Net occupancy expense	1,057,795	1,041,120	2,110,082	2,052,935
Furniture and equipment expense	362,910	382,740	738,973	761,384
Advertising and marketing expense	324,058	383,618	658,792	598,143
Communications	149,252	128,982	298,453	299,216
Data and item processing expense	540,486	374,148	1,006,159	780,519
Professional fees	456,998	489,539	910,178	791,568
Office supplies and forms	94,426	86,915	178,030	171,490
Other	857,896	932,155	1,662,713	1,594,494

Total non-interest expense	9,092,169	7,971,966	17,372,312	15,272,927

Income before income taxes and cumulative effect of a change in accounting principle	5,669,705	4,387,085	10,825,967	7,879,713
Income tax provision	2,254,186	1,545,000	4,173,524	2,825,000

Income before cumulative effect of a change in accounting principle	3,415,519	2,842,085	6,652,443	5,054,713
Cumulative effect of change in accounting principle	—	—	—	4,192,334

Net Income	$3,415,519	$2,842,085	$6,652,443	$9,247,047

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the six months ended, June 30, 2003 and 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Earnings Per Share:
Income before cumulative effect of a change in accounting principle
Basic	$0.32	$0.26	$0.62	$0.45
Diluted	0.30	0.24	0.59	0.43
Cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$0.38
Diluted	—	—	—	0.36
Net income
Basic	0.32	0.26	0.62	0.83
Diluted	$0.30	$0.24	$0.59	$0.79

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003 and 2002
(Unaudited)

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss)	Income
BALANCE, JANUARY 1, 2003	10,690,630	$10,691	$32,930,307	$—	$29,903,338	$2,524,732
Warrants exercised	48,100	48	313,052
Stock options exercised	49,656	49	255,285
Issuance of restricted stock	2,000	2	22,998	(23,000)
Deferred compensation				8,944
Cash dividend declared					(1,077,025)
Comprehensive income:
Net income					6,652,443		$6,652,443
Other comprehensive income:
Net change in unrealized gain on securities available for sale, interest-only-strips and interest rate swap — net of tax						1,557,525	1,557,525

Comprehensive income							$8,209,968

BALANCE, JUNE 30, 2003	10,790,386	$10,790	$33,521,642	$(14,056)	$35,478,756	$4,082,257

BALANCE, JANUARY 1, 2002	11,145,674	11,146	$32,989,549	$—	$22,075,612	$356,674
Warrants exercised	79,100	79	474,560
Stock options exercised	12,000	12	47,984
Stock repurchased	(205,172)	(205)	(2,349,571)
Cash dividend declared					(1,122,183)
Comprehensive income:
Net income					9,247,047		$9,247,047
Other comprehensive income:
Net change in unrealized gain on securities available for sale, interest-only-strips and interest rate swaps - net of tax						(67,576)	(67,576)

Comprehensive income							$9,179,471

BALANCE, JUNE 30, 2002	11,031,602	$11,032	$31,162,522	$—	$30,200,476	$289,098

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,652,443	$9,247,047
Adjustments to reconcile net income to net cash provided (used in ) by operating activities:
Depreciation, amortization, and accretion	827,179	493,313
Provision for loan losses	2,400,000	950,000
Provision for other real estate owned	—	16,414
Proceeds from sales of SBA loans	28,408,725	13,089,164
Originations of SBA loans held for sale	(40,491,300)	(24,228,220)
Net gain on sales of SBA loans	(2,037,183)	(781,221)
Gain on sales of securities available for sale	(186,282)	(1,045,108)
Loss (gain) on sales of fixed assets	15,503	(34,184)
Gain on sale of other real estate owned	(77,521)	(36,798)
Gain on interest rate swaps	(427,924)	(26,370)
(Increase) decrease in accrued interest receivable	(317,305)	(506,839)
Deferred income taxes	(56,451)	—
Decrease (increase) in other assets	(3,601,452)	(616,813)
(Decrease) increase in accrued interest payable	545,120	(764,855)
Increase (decrease) in other liabilities	8,553,729	1,077,243
Cumulative effect of a change in accounting principle	—	(4,192,334)

Net cash provided by (used in) operating activities	207,281	(7,359,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(66,889,965)	(90,885,850)
Net increase in cash surrender value	(279,042)	(162,786)
Purchase of premises and equipment	(535,800)	(466,855)
Purchase of investment securities available for sale	(69,782,436)	(65,756,423)
Proceeds from sale of other real estate owned	166,805	56,336
Proceeds from sale of equipment	3,908	24,000
Proceeds from sale of investment securities available for sale	3,539,063	31,108,761
Proceeds from matured or called investment securities available for sale	24,378,364	6,776,452
Purchase of Federal Home Loan Bank Stock	(891,600)	(1,640,200)
Purchase of Federal Reserve Stock	(299,835)	(45,165)
(Decrease) increase in interest-only strip	(59,715)	4,665
Proceeds from matured interest-bearing deposits in other banks	—	198,000

Net cash used in investing activities	(110,650,253)	(120,789,065)

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	45,730,420	67,948,042
Proceeds from issuance of Trust Preferred Securities, net	4,875,000	7,759,000
Payment of cash dividend	(1,077,025)	(560,344)
Paydown on subordinated notes	—	(150,000)
Repurchase of common stock	—	(2,349,674)
Proceeds from Federal Home Loan Bank borrowing	20,000,000	33,000,000
Proceeds from warrants exercised	313,100	474,600
Proceeds from stock option	255,334	47,990

Net cash provided by financing activities	70,096,829	106,169,614

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,346,143)	(22,078,012)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,742,728	72,594,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,396,585	$50,516,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$6,150,826	$6,883,090
Income Taxes Paid	$4,125,275	$850,400
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$15,601	$93,001

See notes to consolidated financial statements

Notes to unaudited Consolidated Financial Statements

1. Nara Bancorp, Inc.

     Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a wide range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”) with branches in California and New York as well as Loan Production Offices in Seattle, Chicago, New Jersey , Atlanta, and Virginia.

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

     The consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, Nara Bank. In addition, we have the following consolidated subsidiaries which issued trust preferred securities and purchased Nara Bancorp’s junior subordinated deferral interest debentures: Nara Bancorp Capital Trust I, Nara Statutory Trust II, and Nara Capital Trust III. We also created Nara Real Estate Trust (“REIT”), a Maryland real estate investment trust and wholly owned second-tier operating subsidiary of Nara Bank. All intercompany transactions and balances have been eliminated in consolidation.

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended June 30, 2003. Certain reclassifications have been made to prior period figures in order to conform to the June 30, 2003 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

     These consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K.

3. Dividends

     On May 28, 2003, we declared a $0.05 per share cash dividend paid on July 10, 2003 to stockholders of record at the close of business on June 30, 2003.

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

5. Earnings Per Share

     Basic earnings-per-share excludes the number of shares of common stock that could be purchased from those who hold exercisable stock options or warrants and is computed by dividing our earnings for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings-per-share includes the weighted-average number of common shares outstanding, plus the number of shares that could be issued upon the exercise of stock options and/or warrants that are currently exercisable and where the exercise price is less than the current market value of our common stock.

     The following table shows how we computed basic and diluted earnings per share (“EPS”) for the periods ended June 30, 2003 and 2002.

			For the six months ended June 30,

		2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)

Before cumulative effect of a change in accounting Principle
Basic EPS	$6,652,443	10,734,070	$0.62	$5,054,713	11,135,438	$0.45
Effect of Dilutive Securities:
Options		537,193			583,366
Restricted stock		1,334			—
Warrants	—	52,573		—	83,092

Diluted EPS	$6,652,443	11,325,170	$0.59	$5,054,713	11,801,896	$0.43

Cumulative effect of a change in accounting principle
Basic EPS	$—	—	$—	$4,192,334	11,135,438	$0.38
Options		—			583,366
Warrants	—	—		—	83,092

Diluted EPS	$—	—	$—	$4,192,334	11,801,896	$0.36

Net income
Basic EPS	$6,652,443	10,734,070	$0.62	$9,247,047	11,135,438	$0.83
Effect of Dilutive Securities:
Options		537,193			583,366
Restricted stock		1,334			—
Warrants	—	52,573			83,092

Diluted EPS	$6,652,443	11,325,170	$0.59	$9,247,047	11,801,896	$0.79

			For the three months ended June 30,

		2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)

Basic EPS	$3,415,519	10,757,943	$0.32	$2,842,085	11,121,118	$0.26
Effect of Dilutive Securities:
Options		531,737			621,280
Restricted Stock		1,334			—
Warrants	—	40,689		—	78,006

Diluted EPS	$3,415,519	11,331,703	$0.30	$2,842,085	11,820,404	$0.24

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

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined base on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income would have been reduced to the pro forma amounts as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002
Before cumulative effect of a change in accounting principle:
Net income—as reported	$3,415,519	$2,842,085	$6,652,543	$5,054,713
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	49,129	38,269	97,718	76,118

Pro forma net income	$3,366,390	$2,803,816	$6,554,825	$4,978,595

EPS:
Basic—as reported	$0.32	$0.26	$0.62	$0.45
Basic—pro forma	0.31	0.25	0.61	0.45
Diluted—as reported	$0.30	$0.24	$0.59	$0.43
Diluted—pro forma	0.30	0.24	0.58	0.42

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002
After cumulative effect of a change in accounting principle:
Net income—as reported	$3,415,519	$2,842,085	$6,652,543	$9,247,047
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	49,129	38,269	97,718	76,118

Pro forma net income	$3,366,390	$2,803,816	$6,554,825	$9,170,929

EPS:
Basic—as reported	$0.32	$0.26	$0.62	$0.83
Basic—pro forma	0.31	0.25	0.61	0.82
Diluted—as reported	$0.30	$0.24	$0.59	$0.79
Diluted—pro forma	0.30	0.24	0.58	0.78

The weighted-average fair value of options granted during second quarter of 2003 and 2002 was $4.81 and $4.31, respectively. The fair value of options granted under our stock option plans during the second quarter of 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.5% dividends yield, volatility of 35.10% (2003) and 30.31% (2002), risk-free interest rate of 2.3% (2003) and 5.6% (2002) and expected lives of three to five years.

7. SBA

     Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of

SBA loans is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.

     We periodically evaluate servicing assets for impairment. At June 30, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.8% and a prepayment speed of 10.9%. At June 30, 2002, the fair value of servicing assets was determined using a weighted-average discount rate of 7.5% and a prepayment speed of 10.8%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $2,986,000 and $2,433,000 at June 30, 2003 and December 31, 2002, respectively.

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

     In connection with the transitional impairment evaluation required by SFAS No. 142, we performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. We completed our evaluation of any transitional impairment of goodwill and determined that there was no impairment as of January 1, 2002. We also tested goodwill for impairment as of December 31, 2002, noting no impairment in the recorded goodwill of $874,968. No conditions indicated any further impairment as of June 30, 2003.

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

     As of June 30, 2003, intangible assets that continue to be subject to amortization include core deposits of $1,371,604 (net of $696,884 accumulated amortization) and servicing assets of $2,561,266 (net of $748,511 accumulated amortization). Amortization expense for such intangible asset was $342,052 for the six months ended June 30, 2003. Estimated amortization expense for intangible assets for the remainder of 2003 and the five succeeding fiscal years follows:

2003 (remaining six months)	$345,664
2004	653,040
2005	574,179
2006	437,279
2007	399,152
2008 thereafter	1,523,556

9. Recent Accounting Pronouncements

     SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether we will adopt the fair value based method of accounting for stock-based employee compensation.

     FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not believe the adoption of such statement will have a material impact on its results of operations, financial position or cash flows

     The FASB issued FIN 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51, in January 2003. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. We do not believe the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows

10. Commitments and Contingencies

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

Commitments at June 30, 2003 are summarized as follows:

Commitments to extend credit	$130,396,494
Standby letters of credit	4,917,963
Commercial letters of credit	35,928,963

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

11. Derivative Financial Instruments and Hedging Activities

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. During the second and fourth quarters of 2002, we entered into various interest rate swap agreements as summarized in the table below. Our objective for the interest rate swaps is to manage asset and liability positions in connection with our overall strategy of minimizing the interest rate fluctuations on our interest rate margin and equity

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of June 30, 2003, the amounts in accumulated OCI associated with these cash flows totaled $3,266,702 (net of tax of $2,177,800), of which $1,401,511 is expected to be reclassified into interest income within the next 12 months. As of June 30, 2003, the maximum length of time over which we are hedging our exposure to the variability of future cash flow is approximately 9.5 years.

Interest rate swap information at June 30, 2003 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain [1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	875,958	14,979
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,611,259	43,105
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	541,476	54,745
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	595,068	80,568
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	570,665	129,831
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	440,066	32,522
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	363,063	29,804
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	466,947	42,370

$140,000,000				$5,464,502	$427,924

1.	Gain included in the consolidated statement of earnings for the six months ended June 30, 2003, representing hedge ineffectiveness

2.	Prime rate is based on Federal Reserve statistical release H.15

     During the 2nd quarter of 2003, interest income received from swap counterparties was $816,000 due to the interest income received from swap counterparties, compared to $168,000 for the same quarter of 2003. During the first half of 2003, interest income received from swap counterparties was $1.6 million, compared to $168,000 for the same period of 2002. At June 30, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

12. Business Segments

     Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operation, trade finance (“TFS”), and small business administration (“SBA”). Information related to our remaining centralized functions and eliminations of intersegment amounts have been aggregated and included in banking operation. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operation segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with the U.S. SBA guaranteed lending program.

     Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Noninterest income and noninterest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on the origination of new loans for the period. We evaluate the overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. Future changes in our management structure or reporting methodologies may result in changes to the measurement of operating segment results.

     The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2003 and 2002.

For the Six Months Ended June 30

	Business Segment

	Banking
	Operations	TFS	SBA	Company
2003
Net interest income, before provision for loan loss	$16,199	$2,173	$2,524	$20,896
Less provision for loan losses	1,885	285	230	2,400
Non-interest income	5,725	1,400	2,577	9,702

Net revenue	20,039	3,288	4,871	28,198
Non-interest expense	13,556	2,057	1,772	17,372

Earnings before taxes	$6,483	$1,231	$3,099	$10,826

Total assets	$840,670	$79,423	$147,333	$1,067,426

2002
Net interest income, before provision for loan loss	$12,687	$1,701	$1,859	$16,247
Less provision for loan losses	850	30	70	950
Non-interest income	5,348	1,320	1,188	7,856

Net revenue	17,185	2,991	2,977	23,153
Non-interest expense	12,420	1,706	1,147	15,273

Earnings before taxes	$4,765	$1,285	$1,830	$7,880

Total assets	$626,729	$65,164	$101,806	$793,699

For the Three Months Ended June 30

	Business Segment

	Banking
	Operations	TFS	SBA	Company
2003
Net interest income, before provision for loan loss	$8,531	$1,175	$1,318	$11,024
Less provision for loan losses	780	140	180	1,100
Non-interest income	2,992	727	1,119	4,838

Net revenue	10,743	1,762	2,257	14,762
Non-interest expense	7,124	1,217	751	9,092

Earnings before taxes	$3,619	$545	$1,506	$5,670

Total assets	$840,670	$79,423	$147,333	$1,067,426

2002
Net interest income, before provision for loan loss	$6,854	$912	$1,042	$8,808
Less provision for loan losses	520	30	50	600
Non-interest income	2,763	710	678	4,151

Net revenue	9,097	1,592	1,670	12,369
Non-interest expense	6,467	964	541	7,972

Earnings before taxes	$2,630	$628	$1,129	$4,387

Total assets	$626,729	$65,164	$101,806	$793,699

13. Other Comprehensive Income

     The following table shows the reclassification of other comprehensive income as of June 30, 2003 and 2003.

	2003	2002

Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains arising during the period - net of tax of $136,184 in 2003 and $215,965 in 2002	$204,276	$323,948
Less: Reclassification adjustment for gain included in net earnings, net of tax expense of $74,513 in 2003 and $418,043 in 2002	(111,769)	(627,065)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax of $61,671 in 2003 and $(202,078) in 2002	$92,507	$(303,117)

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period - net of tax of $1,636,468 in 2003 and $224,227 in 2002	$2,454,702	$336,341
Less: Reclassification adjustments to interest income - net of tax expense of $659,789 in 2003 and $67,200 in 2002	(989,683)	(100,800)

Net Change in unrealized gain of interest rate swaps - net of tax expense of of $976,679 in 2003 and $157,027 in 2002	1,465,019	235,541

Total change in unrealized gain of securities available for sale, interest-only strips and interest rate swaps	$1,557,526	$(67,576)

14. Trust preferred

     On June 5, 2003, Nara Bancorp completed a $5.0 million offering of trust preferred securities, through Nara Capital Trust III, issued as part of a private placement pooled offering with several other financial institutions. Cohen Bros. & Company acted as placement agent for the pooled offering. For the period beginning on June 5, 2003 to September 15, 2003, the trust preferred securities bear the interest rate of 4.43 percent per annum with interest payable quarterly. Beginning September 15, 2003, the interest rate is adjusted quarterly on March 15, June 15, September 15, and December 15 during the 30-year term based on the 3-month LIBOR plus 3.15 percent. However, prior to June 15, 2008, the interest rate cannot exceed 12.0 percent.

     The trust preferred securities are callable at par in whole or in part beginning June 15, 2008. Nara Capital Trust III used the proceeds from the sale of the trust preferred securities to purchase junior subordinate deferrable interest debentures of Nara Bancorp.

15. Business Combination

     On May 23, 2003, we announced that we signed a definitive agreement to acquire Asiana Ban, a full service commercial bank headquartered in Sunnyvale, California. Under the terms of the definitive agreement, Asiana shareholders will receive shares of Nara Bancorp common stock valued in the aggregate at approximately $8 million.

16. Subsequent Event

     On August 7, 2003, Nara Bank entered into an agreement with Korea Exchange Bank of New York for the assumption by Nara Bank of approximately $51 million of Korea Exchange Bank of New York’s Broadway branch FDIC-insured deposits, as well as the acquisition of loans totaling approximately $44 million. The completion of the transaction is subject to regulatory approval and customary closing conditions, and is expected to be completed in the fourth quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six month periods ended June 30, 2003 and June 30, 2002. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	For The Six Months Ended June 30,

	2003	2002

	(Dollars in thousands, except per share data)

Income Statement data:
Interest income	29,048	22,365
Interest expense	8,152	6,118

Net interest income, before provision for loan loss	20,896	16,247
Provision for loan losses	2,400	950

Net interest income after provision for loan losses	18,496	15,297
Noninterest operating income	9,702	7,856
Noninterest operating expense	17,372	15,273

Income before income tax	10,826	7,880
Income tax	4,174	2,825

Net income before cumulative effect of chagne in accounting principle	6,652	5,055

Cumulative effect of change in accounting principle		4,192
Net income after cumulative effect of change in accounting principle	6,652	9,247

Per Share Data:
Earnings per share - basic	$0.62	$0.83
Earnings per share - diluted	0.59	0.78
Book value (period end)	6.77	5.59
Common shares outstanding	10,789,052	11,031,602
Weighted average shares - basic	10,733,404	11,135,438
Weighted average shares - diluted	11,323,170	11,801,896
Balance Sheet Data - At Period End:
Assets	$1,067,441	$793,699
Investment Securities	146,447	97,891
Net Loans	800,002	603,904
Deposits	862,649	657,693

	For The Six Months Ended June 30,

	2003	2002

	(Dollars in thousands, except per share data)

Average Balance Sheet Data:
Assets	$1,010,974	$719,738
Securities	131,605	91,763
Net Loans	748,974	535,207
Deposits	834,922	606,962
Shareholder’ equity	68,718	61,247
Selected Performance Ratios:
Return on average assets, excluding cumulative effect (1)	1.32%	1.40%
Return on average shareholders’ equity, excluding cumulative effect (1)	19.36%	16.51%
Operating expense to average assets (1)	6.80%	8.51%
Efficiency ratio (2)	56.77%	63.36%
Net interest margin (3)	4.56%	4.94%
Capital Ratio (4)
Leverage capital ratio	8.58%	10.33%
Tier 1 risk-based capital ratio	9.89%	11.38%
Total risk-based capital ratio	11.01%	12.62%
Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.24%	1.12%
Allowance for loan losses to non-accrual loans	387.65%	977.68%
Total non-performing assets to total assets	0.28%	0.21%

*	Includes the loans held for sale

(1)	Calculations are based on annualized net income

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income

(3)	Net interest margin is calculated by dividing annualized net interest income by net average earning assets

(4)	The required ratios for the “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital

(5)	Calculations are based on average quarterly asset balances

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans

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

RESULTS OF OPERATIONS

Net income

     Our net income for the three months ended June 30, 2003 was $3.4 million or $0.30 per diluted share compared to $2.8 million or $0.24 per diluted shares for the same quarter of 2002, which represented an increase of approximately $0.6 million or 21.4%. The increase resulted primarily from an increase in net interest income. The annualized return on average assets was 1.31% for the second quarter or 2003 compared to 1.51% for the same period of 2002. The annualized return on average equity was 19.26 % for the second quarter of 2003 compared to 18.40% for the same period of 2002. The resulting efficiency ratio was 57.40% for the three months ended June 30, 2003 compared with 61.51% for the same period of 2002.

     Our net income before cumulative effect of a change in accounting principle for the six months ended June 30, 2003 was $6.6 million or $0.59 per diluted share compared to $5.1 million or $0.43 per diluted share for the same quarter of 2002, which represented an increase of approximately $1.5 million or 29.4%. The increase was primarily due to an increase in net interest income and noninterest income, provided primarily by the from a growth in loans and investments as well as the sale of loans we originated, which was partially offset by higher loan loss provision and noninterest expense. During the first quarter of 2002, we recognized $4.2 million as the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle was related to the one-time recognition of all negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in total net income for the quarter of $9.2 million or $0.79 per diluted share.

     The annualized return on average assets was 1.32 % for the six months ended June 30, 2003 compared to 1.40% for the same period of 2002. The annualized return on average equity was 19.36% for the six months ended June 30, 2003 compared to 16.51% for the same period of 2002. The resulting efficiency ratios were 56.82% for the six months ended June 30, 2003 compared with 63.36% for the corresponding period of the preceding year. This improvement was primarily due to the increase in net revenue. All 2002 ratios in this section exclude the cumulative effect of a change in accounting principle.

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

     Net interest income before provision for loan losses was $11.0 million for the three months ended June 20, 2003, which represented an increase of $2.2 million, or 25.0% from net interest income of $8.8 million for the same quarter of 2002. This increase was primarily due to an increase in average earning assets, which increased $276.2 million or 40.1% to $964.4 million for the second quarter of 2003, from $688.2 million for the same quarter of 2002.

     Interest income for the second quarter of 2003 was $15.1 million, which represented an increase of $3.1 million or 25.8% over interest income of $12.0 million for the same quarter of 2002. The increase was the net result of a $4.1 million increase in average interest-earning assets (volume change) off-set by a $1.0 million decrease in the yield earned on those average interest-earning assets (rate change). Interest expense for the second quarter of 2003 was $4.1 million, which represented an increase of $0.9 million or 28.1% over interest expense of $3.2 million for the same quarter of 2002. The increase was the net result of a $1.4 million increase in average interest-bearing liabilities (volume change) offset by a $461,000 decrease in the cost of those interest-bearing liabilities (rate change).

     Net interest income before provision for loan losses was $20.9 million for the six months ended June 30, 2003, which represented an increase of $4.7 million or 29.0% from net interest income of 16.2 million for the same period of 2002. The increase was the primarily due to an increase in average earning assets. Average earning assets increased $258.8 million or 39.3% to $916.8 million for the six months ended June 30, 2003, from $658.0 million for the same period of 2002.

     Interest income for the six months ended June 30, 2003 was $29.0 million, which represented an increase of $6.6 million or 29.5% over interest income of $22.4 million for the same period of 2002. The increase was the net result of an $8.7 million increase in average interest-bearing liabilities (volume change) offset by $2.0 million in the cost of those interest-bearing liabilities (rate change). Interest expense for the six months ended June 30, 2003 was $8.2 million, which represented an increase of $2.1 million or 34.4% over interest expense of $6.1 million for the same period of 2002. The increase was the net result of a $3.0 million increase in average interest-bearing liabilities (volume change) off-set by a $978,000 decrease in the cost of those interest-bearing liabilities (rate change).

     Net Interest Margin

     The yield on average interest-earning assets decreased to 6.27% for the second quarter of 2003, from a yield of 6.95% for the same quarter of 2002. The decrease is primarily due to a 50-basis rate cut in November of 2002. The average cost of interest-bearing liabilities decreased to 2.30 % for the second quarter of 2003 from 2.70% for the same quarter of 2002. The decrease is primarily due to a decrease in market rates. The net interest margin was 4.57% for the second quarter of 2003, down from 5.12% for the same quarter of 2002. The decrease in the net interest margin was primarily due to a decrease in interest rates.

     The yield on average interest-earning assets decreased to 6.16% for the six months ended June 30, 2003, from a yield of 6.80% for the six months ended June 30, 2002. The average cost of interest-bearing liabilities decreased to 2.37% for the six months ended June 30, 2003 from 2.76% for the six months ended June 30, 2002. These decrease are mainly due to decreases in market interest rates. The net interest margin was 4.43% for the six months ended June 30, 2003, down from 4.94% for the same period of 2002. The decrease in the net interest margin resulted primarily from a decrease in market interest rates.

     The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the three month and six months periods indicated:

	Three months ended June 30, 2003			Three months ended June 30, 2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swap	$804,512	$13,310	6.62%	$561,295	$10,391	7.41%
Other investments	5,634	86	6.11%	2,844	28	3.94%
Securities	135,894	1,508	4.44%	103,313	1,460	5.65%
Fed funds sold	18,343	202	4.40%	20,705	83	1.60%

Total interest earning assets	$964,383	$15,106	6.27%	$688,157	$11,962	6.95%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$80,773	$281	1.39%	$85,054	$376	1.77%
Savings	150,420	851	2.26%	84,604	519	2.45%
Time certificates of deposits	376,409	2,182	2.32%	244,867	1,537	2.51%
Subordinated debentures	—	—	0.00%	4,163	93	8.94%
FHLB borrowings	83,401	400	1.92%	31,237	261	3.34%
Trust preferred securities	18,492	369	7.98%	17,429	367	8.42%

Total interest bearing liabilities	$709,495	$4,083	2.30%	$467,354	$3,153	2.70%

Net interest income		$11,023			$8,809
Net yield on interest-earning assets			4.57%			5.12%
Net interest spread			3.96%			4.25%
Average interest-earning assets to average interest-bearing liabilities			135.93%			147.25%

	Six months ended June 30, 2003			Six months ended June 30, 2002

		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/ Rate	Balance	Expense	Yield/ Rate

			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swap	$748,975	$25,611	6.84%	$532,748	$19,371	7.27%
Other investments	5,305	135	5.09%	2,389	43	3.60%
Securities	131,609	2,911	4.42%	91,763	2,678	5.84%
Fed funds sold	57,369	391	1.36%	31,146	273	1.75%

Total interest earning assets	$943,258	$29,048	6.16%	$658,046	$22,365	6.80%
INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$80,483	$585	1.45%	$85,391	$762	1.78%
Savings	146,165	1,712	2.34%	82,643	1,008	2.44%
Time certificates of deposits	369,533	4,313	2.33%	236,619	3,149	2.66%
Subordinated debentures	—	—	0.00%	4,231	190	0.00%
FHLB borrowings	74,102	819	2.21%	20,622	380	3.69%
Trust preferred securities	17,849	723	8.10%	13,826	629	9.10%

Total interest bearing liabilities	$688,132	$8,152	2.37%	$443,332	$6,118	2.76%
Net interest income		$20,896			$16,247
Net yield on interest-earning assets			4.43%			4.94%
Net interest spread			3.79%			4.04%

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

	Three months ended
	June 30, 2003 over June 30, 2002

	Net	Change due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swap	$2,927	$(674)	$3,601
Interest on other investments	58	21	37
Interest on securities	48	(354)	402
Interest on fed funds sold	110	(20)	130

Total interest income	$3,143	$(1,027)	$4,170
INTEREST EXPENSE
Interest on demand deposits	$(95)	$(77)	$(18)
Interest on savings	332	(43)	375
Interest on time certificate of deposits	645	(125)	770
Interest on subordinated debentures	(94)	(47)	(47)
Interest on FHLB borrowings	139	(149)	288
Interest on trust preferred securities	2	(20)	22

Total interest expense	$929	$(461)	$1,390

	Six months ended
	June 30, 2003 over June 30, 2002

	Net	Change due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swap	$6,240	$(1,214)	$7,454
Interest on other investments	92	23	69
Interest on securities	233	(749)	982
Interest on fed funds sold	118	(71)	189

Total interest income	$6,683	$(2,011)	$8,694
INTEREST EXPENSE
Interest on demand deposits	$(177)	$(135)	$(42)
Interest on savings	704	(42)	746
Interest on time certificate of deposits	1,164	(426)	1,590
Interest on subordinated debentures	(190)	(95)	(95)
Interest on FHLB borrowings	439	(205)	644
Interest on trust preferred securities	94	(75)	169

Total interest expense	$2,034	$(978)	$3,012

Provision for Loan Losses

     The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties and regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     We recorded a $1.1 million in provision for loan losses in the second quarter of 2003 compared to $600,000 in the same quarter of 2002. For the six months ended June 30, 2003, we recorded $2.4 million in provision for loan losses compared to $950,000 for the six months ended June 30, 2002. This increase reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio. We believe that the allowance is sufficient for the known and inherent losses at June 30, 2003. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

     Non-interest income for the second quarter of 2003 was $4.8 million compared to $4.2 million for the same quarter of 2002, which represented an increase of $0.6 million, or 16.6%, primarily as a result of increase in service charges on deposits and gain on interest rate swaps. Service charges on deposits increased $400,000 or 26.7% to $1.9 million for the second quarter of 2003, from $1.5 million for the same quarter of 2002. This increase is mainly due to the increase in average demand deposits. Average demand deposits increased $36.7 million or 17.6% to $244.7 million for the second quarter of 2003, from $208.0 million for the same quarter of 2002. We also recognized a gain of $280,000 from the valuation of interest rate swap transactions, which represented the ineffective portion of a swap that related to cash flow hedge. Gain on sale of investment securities decreased $445,000 or 94.1% to $28,000 for the second quarter of 2003, from $473,000 for the same quarter of 2002. We sold $384,000 in securities during the second quarter of 2003, compared to $15.2 million during the second quarter of 2002.

     Non-interest income for the six months ended June 30, 2003 was $9.7 million compared to $7.9 million for the same period of 2002, which represented an increase of $1.8 million or 23.5%, primarily as a result of increase in service charges on deposits, gains on sale of SBA loans, and gain on interest rate swaps. Service charges on deposits increased $649,000 or 22.0% to $3.6 million for the six months ended June 30, 2003, from $3.0 million for the same period of 2002. This increase is also due to an increase in average demand deposits. Average demand deposits increased $36.5 million or 18.1% to $238.7 million for the six months ended June 30, 2003, from $202.2 million for the same period of 2002. Gain on sale of SBA loans for the first six months of 2003 was $2.0 million, increase of approximately $1.2 million or 160.8% from $781,000 for the same period of 2002. We originated $40.5 million of SBA loans and sold $28.4 million during the first six months of 2003. During the same period of 2002, we originated $21.5 million and sold $13.1 million. Gain on sale of investment securities decreased $859,000 or 92.2% during the first six months of 2003 to $186,000, from $1.0 million during the same period of 2002. We sold $3.5 million in securities during the first six months of 2003, compared to $31.1 million during the same period of 2002. We also recognized a gain of $428,000 from the interest rate swap transactions during the first six months of 2003, compared to $26,000 during the same period of 2002.

     The summary of our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	6/30/2003	Amount	Percent (%)	6/30/2002

		(Dollars in thousands)
Service charge on deposits	$1,877	$367	24.3%	$1,510
International service fee income	696	14	2.1%	682
Wire transfer fees	267	21	8.5%	246
Service fee income - SBA	221	33	17.6%	188
Earnings on cash surrender value	180	55	44.0%	125
Gain on sale of SBA loans	837	413	97.4%	424
Gain on sale of securities available for sale	28	(445)	-94.1%	473
Gain on interest rate swaps	280	254	100.0%	26
Gain on sale of OREO	80	43	100.0%	37
Other	373	(67)	-15.2%	440

Total noninterest income	$4,839	$688	16.6%	$4,151

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended

	6/30/2003	Amount	Percent (%)	6/30/2002

		(Dollars in thousands)
Service charge on deposits	$3,601	$649	22.0%	$2,952
International service fee income	1,339	69	5.4%	1,270
Wire transfer fees	514	30	6.2%	484
Service fee income - SBA	421	107	34.1%	314
Earnings on cash surrender value	361	134	59.0%	227
Gain on sale of SBA loans	2,037	1,256	160.8%	781
Gain on sale of securities available for sale	186	(859)	-82.2%	1,045
Gain on interest rate swaps	428	402	1546.2%	26
Gain on sale of OREO	78	41	110.8%	37
Other	737	17	2.4%	720

Total noninterest income	$9,702	$1,846	23.5%	$7,856

Non-interest Expense

     Non-interest expense for the second quarter of 2003 was $9.1 million compared to $8.0 million for the same quarter of 2002, which represented an increase of $1.1 million or 14.0%, primarily due to increase in salaries and employee benefit expenses and data processing expenses. Salaries and employee benefits expenses for the second quarter of 2003, increased $1.1 million or 26.4% to $5.2 million from $4.2 million for the same quarter of 2002. This increase is primarily due to the hiring of additional staffs to support our growth, the salary adjustments, and significant increase in health insurance premium. Data and Item processing expenses for the second quarter of 2003 increased $164,000 or 44.4% to $540,000 from $374,000 for the same quarter of 2002. This increase is primarily due to an increase in number of accounts from the acquisition of deposits from Industrial Bank of Korea, New York, as well as and internal growth.

     Non-interest expense for the six months ended June 30, 2003 was $17.4 million, compared to $15.3 million for the same period of 2003, which represented an increase of $2.1 million or 13.7%, primarily due to an increase in salaries and employee benefit expenses and data processing expenses. Salaries and employee benefits expenses for the six months ended June 30, 2003 increased $1.6 million or 19.3% to $9.8 million from $ 8.2 million for the same period of 2002. This increase is primarily due to the hiring of additional staffs to support the new branches and the internal growth, the salary adjustments, and the increase in other benefits such as health insurance premium. Data and item processing expenses for six months ended June 30, 2003 increased $225,000 or 28.8% to $1 million from $781,000 for the same period of 2002. This increase is primarily due to an increase in number of accounts from the acquisition of deposits from Industrial Bank of Korea, New York in December of 2002, and internal growth.

     The summary of our non-interest expenses is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	6/30/2003	Amount	Percent (%)	6/30/2002

Salaries and benefits	$5,248	$1,095	26.4%	$4,153
Net occupancy	1,058	17	1.6%	1,041
Furniture and equipment	363	(20)	-5.2%	383
Advertising and marketing	324	(60)	-15.6%	384
Regulatory fees	171	40	30.5%	131
Communications	150	21	16.3%	129
Data and item processing	540	166	44.4%	374
Professional fees	457	(33)	-6.7%	490
Office supplies & Forms	95	(16)	-14.4%	111
Directors’ Fees	107	—	0.0%	107
Credit related expenses	167	(83)	-33.2%	250
Amortization of intangibles	75	43	134.4%	32
Other	337	(50)	-12.9%	387

Total non-interest expense	$9,092	$1,120	14.0%	$7,972

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended

	6/30/2003	Amount	Percent (%)	6/30/2002

Salaries and benefits	$9,809	$1,586	19.3%	$8,223
Net occupancy	2,110	57	2.8%	2,053
Furniture and equipment	739	(22)	-2.9%	761
Advertising and marketing	659	61	10.2%	598
Regulatory fees	341	73	27.2%	268
Communications	299	—	0.0%	299
Data and item processing	1,006	225	28.8%	781
Professional fees	910	118	14.9%	792
Office supplies & Forms	178	7	4.1%	171
Directors’ Fees	222	22	11.0%	200
Credit related expenses	282	(144)	-33.8%	426
Amortization of intangibles	148	85	134.9%	63
Other	669	31	4.9%	638

Total non-interest expense	$17,372	$2,099	13.7%	$15,273

Provision for Income Taxes

     The provision for income taxes was $2.3 million and $1.5 million on income before taxes of $5.7 million and $4.4 million for the three months ended June 30, 2003 and 2002, respectively. The effective tax rate for the quarter ended June 30, 2003 was 39.9%, compared with 35.8% for the quarter ended June 30, 2002.

     The provision for income taxes was $4.2 million and $2.8 million on income before taxes and cumulative effect of a change in accounting principle of $10.8 million and $7.9 million for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate for the six months ended June 30, 2003 was 38.9%, compared with 35.8% for the six months ended June 30, 2002. The lower tax rate in 2002 was primarily due to a permanent differences recognized from loan recoveries relating to the charged-off loans of Korea First Bank of New York prior to the acquisition and also due to an one time tax benefit resulted from a California State tax law change in which one-half of the cumulative loan losses through December 31, 2002 taken for income tax purposes were forgiven.

Financial Condition

     At June 30, 2003, our total assets were $1,067.4 million, an increase of $88.2 million or 9.0%, from $979.2 million at December 31, 2002. The growth resulted primarily from increases in our loans as a result of a continuing strong demand for loans in our market and investment securities, funded by growth in deposits and other borrowings.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at June 30, 2003. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of June 30, 2003, we had $2.8 million of held-to-maturity securities and $143.6 million of available-for-sale securities, compared to $2.8 million and $101.6 million at December 31, 2002, respectively. The total net unrealized gain on the available-for sale securities at June 30, 2003 was $1.3 million, compared to net unrealized gain of $1.1 million at December 31, 2002. During the first six months of 2003, we purchased a total of $69.8 million in available-for-sale securities, sold $3.5 million and $16.6 million in available-for-sale securities were called. We recognized total gross gains of $186,000 during the first six month of 2003 from the sale of securities available for sale.

     Securities with an amortized cost of $13.7 million were pledged to Federal Reserve Bank to secure public deposits and for other purposes as required or permitted by law at June 30, 2003. Securities with an amortized cost of $48.0 million and $52.0 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at June 30, 2003.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At June 30, 2003			At December 31, 2002

	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain (Loss)

	(Dollars in thousands)
Held to maturity:
U.S. Corporate notes	$2,808	$3,048	$240	$2,780	$2,927	$147

Total held-to-maturity	$2,808	$3,048	$240	$2,780	$2,927	$147
Available-for-sale:
U.S. Government	$21,790	$22,273	$483	$34,546	$35,157	$611
CMO’s	34,317	34,390	73	6,227	6,324	97
MBS	34,495	34,814	319	16,151	16,343	192
Asset Backed	—	—	—	88	88	—
Municipal Bonds	35,779	37,821	2,042	27,133	27,502	369
U.S. Corporate notes	5,189	5,135	(54)	5,588	5,400	(188)
U.S. Agency Preferred Stock	10,807	9,206	(1,601)	10,808	10,808	53

Total available-for-sale	$142,377	$143,639	$1,262	$100,488	$101,622	$1,134
Total investment portfolio	$145,185	$146,687	$1,502	$103,268	$104,549	$1,281

     The carrying value and the yield of investment securities as of June 30, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Maturities and Repricing Schedule

	After One But		After Five But
	Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity:
U.S. Corporate notes	$2,002	7.01%	$—	—	$806	7.41%	$2,808	7.12%
Total held-to-maturity	$2,002	7.01%	$—	—	$806	7.41%	$2,808	7.12%
Available-for-sale:
U.S. Government	$9,233	4.01%	$13,040	4.36%	$—	0.00%	$22,273	4.21%
CMO’s	—	—	—	—	34,390	3.97%	34,390	3.97%
MBS	3,889	2.92%	709	3.41%	30,216	3.99%	34,814	3.86%
Municipal Bonds	—	—	441	3.70%	37,380	4.87%	37,821	4.86%
U.S. Corporate notes	1,052	7.02%	—	—	4,083	8.67%	5,135	8.33%
U.S. Agency Preferred Stock	—	—	—	—	9,206	3.93%	9,206	3.93%
Total available-for-sale	$14,174	3.93%	14,190	4.29%	$115,275	4.43%	$143,639	4.37%
Total investment portfolio	$16,176	4.32%	14,190	4.29%	$116,081	4.45%	$146,447	4.42%

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

     As of June 30,2003, our gross loans (net of unearned fees), including loans held for sale, increased by $80.3 million or 11.0% to $810.1 million from $ 729.8 million at December 31, 2002. At June 30, 2003, the commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, increased by $30.4 million or 10.2 % to $329.3 million from $298.9 million at December 31, 2002. Real estate and construction loans increased by $46.2 million or 12.3% to $421.9 million from $375.7 million at December 31, 2002. There has been a continued high demand for real estate loans during the past months; however, we continue to monitor and maintain well-balanced loan portfolio.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$329,338	40.6%	$298,949	40.9%
Real estate and construction loans	421,940	52.0%	375,743	51.4%
Consumer and other loans	60,313	7.4%	56,449	7.7%

Total loans outstanding	811,591	100.0%	731,141	100.0%
Unamortized loan fees, net of costs	(1,541)		(1,326)
Less: Allowance for loan losses	(10,048)		(8,458)

Net Loans Receivable	800,002		721,357

* Includes loans held for sale of $7,235 at June 30, 2003 and $6,338 at December 31, 2002

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

(Dollars in thousands)	June 30, 2003	December 31, 2002

Loan commitments	$130,396	$114,734
Standby letters of credit	4,918	4,830
Commercial letters of credit	35,929	26,952

     At June 30, 2003, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $3.0 million, which represented an increase of $900,000 or 40.9% from $2.2 million at December 31, 2002. As of June 30, 2003, the restructured loans totaled $423,000 loans and are current. At June 30, 2003, nonperforming assets to total assets was 0.28%, compared to 0.22% at December 31, 2002. The nonperforming loans were $2.6 million, which represented an increase of approximately $1.5 million or 136.4% from $1.1 million at December 31, 2002. The increase was mainly due to two loans in amounts of $1.0 million and $300,000, respectively, which are fully secured by real estate properties. At June 30, 2003, nonperforming loans to total gross loans was 0.32%, compared to 0.15% at December 31, 2002.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Nonaccrual loans	$2,592	$1,064
Loan past due 90 days or more, still accruing	—	18

Total Nonperforming Loans	2,592	1,082
Other real estate owned	—	36
Restructured loans	423	1,067

Total Nonperforming Assets	$3,015	$2,185
Nonperforming loans to total gross loans	0.32%	0.15%
Nonperforming assets to total assets	0.28%	0.22%

Allowance for Loan Losses

     We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the formula allowance and specific allowances for identified problem loans.

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pools and undisbursed commitments graded Pass (less cash secured loans), Special Mention, Substandard, and Doubtful.

     Central to the migration analysis is our credit risk rating system. Both internal, contracted external, and regulatory credit reviews are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, and volatility of the market value of collateral, and our lien position; and the financial strength of guarantors

     To calculate our various loan factors, we use an eight-quarter rolling average of historical losses detailing charge-offs, recoveries, and loan type pool balances to determine the estimated credit losses for non-classified and classified loans. Also, in order to reflect the impact of recent events, the eight-quarter rolling average has been weighted. The most recent four quarters have been assigned a 60% weighted average and the older four quarters have been assigned a 40% weighted average.

     The resulting migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. We have established a minimum risk factor for each loan grade Pass (0.40% - 1.00%), Special Mention (3.0%), Substandard (10.0% - 15.0%), Doubtful (50.0%), and Loss (100.0%).

     Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no impact (neutral) to our migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to adjust the Migration Analysis as much as 50 basis points in either direction (positive or negative) for each loan type pool.

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

     Executive management reviews these conditions quarterly in discussion with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such conditions may be reflected as a specific allowance, applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance.

     The allowance for loan losses was $10.0 million at June 30, 2003, compared to $6.8 million at June 30, 2002. We recorded a provision of $2.4 million during the six months ended June 30, 2003, mainly due to an increase in our loan portfolio and classified loans. Average gross loans (net of unearned) increased $216.3 million or 39.9% to $758.3 million for the six months ended June 30, 2003, compared to $542.0 million for the same period of 2002. During the first six months of 2003, we charged off $1.0 million and recovered $192,000. The allowance for loan losses was 1.24% of gross loans at June 30, 2003, compared to 1.12% at June 30, 2002. The total classified loans at June 30, 2003 were $5.8 million, compared to $1.7 million at June 30, 2002.

     We believe the level of allowance as of June 30, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended
	June 30, 2003	June 30, 2002

	(Dollars in thousands)
LOANS:
Average gross loans	$758,275	$542,020
Total gross loans at end of period	810,050	610,738
ALLOWANCE:
Balance-beginning of period	8,458	6,710
Less: Loan Charged off:
Commercial	674	1,389
Consumer	317	109
Real Estate and Construction	11	—

Total loans charged off	1,002	1,498
Plus: Loan Recoveries
Commercial	175	634
Consumer	9	30
Real Estate and Construction	8	8

Total loan recoveries	192	672
Net loans charged off	810	826
Provision for loan losses	2,400	950
Balance-end of period	$10,048	$6,834

Net loan charge-offs to average total lonas	0.11%	0.15%
Net loan charge-offs to total loans at end of period	0.10%	0.14%
Allowance for loan losses to average total loans	1.33%	1.26%
Allowance for loan losses to total loans at end of period	1.24%	1.12%
Net loan charge-offs to beginning allowance *	9.58%	12.31%
Net loan charge-offs to provision for loan losses *	33.75%	86.95%

* Total loans are net of unearned

Deposits and Other Borrowings

     Deposits are our primary source of funds to use in lending and investment activities. At June 30, 2003, our deposits increased by $45.7 million or 5.6% to $862.6 million from $816.9 million at December 31, 2002. Demand deposits totaled $263.3 million, which represented an increase of $26.4 million or 11.1% from $236.9 million at December 31, 2002. Time deposits over $100,000 totaled $277.5 million, which represented an increase of $9.3 million or 3.5% from $268.2 million at December 31, 2002. Other interest-bearing demand deposits, including money market and super now accounts, totaled $79.4 million, which represented a decrease of $4.0 million or 4.8% from $83.9 million at December 31, 2002.

     At June 30, 2003, 30.5% of the total deposits were non-interest bearing demand deposits, 42.3% were time deposits, 18.0% were savings accounts, and 9.2% were interest bearing demand deposits. By comparison, at December 31, 2002, 29.0% of the total deposits were non-interest bearing demand deposits, 43.4% were time deposits, 17.3% were savings accounts, and 10.3% were interest bearing demand deposits.

     At June 30, 2003, we had a total of $17.0 million in time deposits brought in through brokers and $40.0 million in time deposits from the State of California Treasurer’s Office. The deposits from the Sate of California Treasurer’s Office were collateralized with our securities with an amortized cost of $52.0 million. The detail of those deposits is shown on the table below.

Brokered
Deposits	Issue Date	Maturity Date	Rate

$10,090,000	07/31/02	07/31/03	2.35%
4,788,000	11/06/02	08/06/03	2.10%
2,090,000	02/16/01	02/16/06	5.65%

$16,968,000			2.69%

State Deposits	Issue Date	Maturity Date	Rate

$10,000,000	02/07/03	08/08/03	1.23%
5,000,000	12/16/02	09/11/03	1.16%
5,000,000	03/11/03	09/11/03	1.16%
20,000,000	04/23/03	10/23/03	1.25%

$40,000,000			1.22%

     In October of 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at June 30, 2003. All FHLB advances were fixed rates.

FHLB Advances	Issue Date	Maturity Date	Rate

$15,000,000	07/19/02	07/21/03	2.03%
5,000,000	09/23/02	09/23/03	1.76%
10,000,000	09/30/02	09/30/03	1.58%
5,000,000	02/04/02	02/04/04	3.39%
35,000,000	03/07/03	03/08/04	1.18%
5,000,000	04/26/02	03/31/04	3.53%
5,000,000	05/05/03	03/31/05	1.72%
5,000,000	10/19/00	10/19/07	6.70%

$85,000,000			2.04%

     Nara Bancorp established special purpose trusts in 2001, 2002, and 2003 for the purpose of issuing Preferred Trust Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of June 30, 2003.

(Dollars in Thousand)

TRUST SECURITIES AND JUNIOR
TRUST SECURITIES				SUBORDINATED DEBENTURES

			PRINCIPAL		ANNUALIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES

Nara Bancorp	March
Capital Trust I	2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
March 26, June 26
Nara Statutory	March				3 Month	September 26 and
Trust II	2002	$ 8,000	$ 8,248	3/26/2032	LIBOR + 3.60%	December 26
March 15, June 15
Nara Capital	June				3 Month	September 15 and
Trust III	2003	$ 5,000	$ 5,063	6/15/2033	LIBOR + 3.15%	December 15

     The Junior Subordinate Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II and June 15, 2008 with respect to Nara Capital Trust III unless certain events have occurred. The proceeds from the issuance of the Trust Securities were used primarily for corporate purposes.

     The following table shows our contractual obligation as of June 30, 2003.

	Payments due by period

		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	Over 5 years

Trust Preferred Securities	$22,298,336	$—	$—	$—	$22,298,336
Federal Home Loan Bank borrowings	85,000,000	75,000,000	5,000,000	5,000,000	—
Operating Lease Obligations	35,365,750	3,483,540	7,419,034	6,367,343	18,095,833
Total	$142,664,086	$78,483,540	$12,419,034	$11,367,343	$40,394,169

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $73.1 million at June 30, 2003. This represented an increase of $7.7 million or 11.8% over total stockholders’ equity of $65.4 million at December 31, 2002.

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

     At June 30, 2003, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Securities, was $89.0 million. This represented an increase of $11.2 million or 14.4% over total Tier 1 capital of $77.9 million at December 31, 2002. This increase was due to an issuance of $4.7 million trust preferred during the second quarter and a net income of $6.6 million off-set by cash dividends of $1.1 million, of which $537,000 and $540,000 were paid in April and July of 2003, respectively. At June 30, 2003, we had a ratio of total capital to total risk-weighted assets of 11.0% and a ratio of Tier 1 capital to total risk weighted assets of 9.9%. The Tier 1 leverage ratio was 8.6% at June 30, 2003.

     As of June 30, 2003, Management believed that the Bank has continued to meet the criteria as a “well capitalized institution” under the regulating framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of June 30, 2003 and December 31, 2002.

	As of June 30, 2003

	Actual		Required		Excess

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$89,035	8.6%	$41,519	4.0%	$47,516	4.6%
Tier 1 risk-based capital ratio	89,035	9.9%	35,995	4.0%	53,040	5.9%
Total risk-based capital ratio	99,083	11.0%	71,990	8.0%	27,093	3.0%

	As of December 31, 2002

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$77,863	8.7%	$35,707	4.0%	$42,156	4.7%
Tier 1 risk-based capital ratio	77,863	9.6%	32,293	4.0%	45,570	5.6%
Total risk-based capital ratio	86,321	10.7%	64,585	8.0%	21,736	2.7%

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

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At June 30, 2003, our borrowing capacity included $30.0 million in federal funds line facility from correspondent banks and $34.0 million in unused FHLB advances. In addition to the lines, our liquid assets include cash and cash equivalents, interest bearing deposits in other banks, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $90.0 million at June 30, 2003, compared to $138.1 million at December 31, 2002. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, higher the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At June 30, 2003, our gross loan to deposit ratio was 94.0%.

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

     Interest Rate Risk

     Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. The management of interest risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest risk management to the Asset and Liability Management Committee of Nara Bank (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of June 30, 2003, the amounts in accumulated OCI associated with these cash flows totaled $3,266,702 (net of tax of $2,177,800), of which $1,401,511 is expected to be reclassified into interest income within the next 12 months.

     Interest rate swaps information at June 30, 2003 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain[1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	$875,958	$14,979
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,611,259	43,105
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	541,476	54,745
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	595,068	80,568
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	570,665	129,831
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	440,066	32,522
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	363,063	29,804
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	446,947	42,370

$140,000,000				$5,444,502	$427,924

1.     Gain included in the consolidated statement of earnings for the six months ended June 30, 2003, representing hedge ineffectiveness

2.     Prime rate is based on Federal Reserve statistical release H.15

     During the second quarter of 2003, interest income received from swap counterparties was $816,000 , compared to $168,000 for the same quarter of 2002. During the first half of 2003, interest income received from swap counterparties was $1.6 million , compared to $168,000 for the first half of 2002. At June 30, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

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

The following table shows our gap position as of June 30, 2003

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total

	(Dollars in thousands)
Total Investments	47,866	28,206	37,127	71,481	184,680
Total Loans	696,024	17,355	61,952	36,260	811,591

Rate Sensitive Assets	743,890	45,561	99,079	107,741	996,271

Deposits
TCD, $100M +	129,804	144,086	3,598	—	277,488
TCD, less than 100M	39,510	46,292	1,024	17	86,843
MMDA	69,919	—	—	—	69,919
NOW	9,466	—	—	—	9,466
Savings	127,200	13,503	12,178	2,796	155,677
Other liabilities	—	—	—
FHLB Borrowing	30,000	45,000	10,000	—	85,000
Trust Preferred	—	—	—	22,298	22,298

Rate Sensitive Liabilities	405,899	248,881	26,800	25,111	706,691

Interest Rate Swap	(140,000)	—	90,000	50,000	—
Periodic GAP	197,991	(203,320)	162,279	132,630	289,580
Cumulative GAP	197,991	(5,329)	156,950	289,580

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at June 30, 2003, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At June 30, 2003, our net interest income and market value of equity expose related to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated
	Net
	Interest	Market Value
Simulated	Income	Of Equity
Rate Changes	Sensitivity	Volatility

+200 basis points	9.44%	(20.73)%
+100 basis points	5.82%	(10.51)%
-100 basis points	(3.37)%	7.20%

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

     During the quarter ended June 30, 2003, Nara Bancorp filed the following Current Reports on Form 8-K: (1) April 24, 2003 (containing a press release announcing preliminary results for its first quarter ended March 31, 2003); (2) April 29, 2003 (containing a press release announcing the signing of a non-binding letter of agreement for the acquisition of Asiana Bank and the selection of a new President and CEO of Nara Bank, N.A. a wholly owned subsidiary of Nara Bancorp); (3) May 29, 2003 (containing a press release with a copy of a slide show presented at its annual meeting of stockholders on May 28, 2003); and (4) June 10, 2003 (containing a press release announcing the receipt of $4.9 million from its participation in a pooled trust preferred offering).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC

Date: August 13, 2003	/s/ Benjamin Hong
Benjamin Hong
President and Chief Executive Officer
(Principal executive officer)

Date: August 13, 2003	/s/ Timothy Chang
Timothy Chang
Chief Financial Officer
(Principal financial officer)

CERTIFICATION

I, Benjamin Hong, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nara Bancorp, Inc. (“the Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and or, the period presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting

Dated: August 13, 2003	/s/ Benjamin Hong

Benjamin Hong President and Chief Executive Officer

CERTIFICATION

I, Timothy Chang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nara Bancorp, Inc. (“the Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and or, the period presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting

Date: August 13, 2003	/s/ Timothy Chang

Timothy Chang Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description of Document

3.1	Certificate of Incorporation of Nara Bancorp, Inc. [1]

3.2	Bylaws of Nara Bancorp, Inc. [1]

3.3	Amended Bylaws of Nara Bancorp, Inc. [3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc. [2]

4.12	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities Exchange Commission upon request.

10.17	Agreement to acquire Asiana Bank, Sunnyvale, California*

10.18	Lease for premise located at 16 West 32nd Street, New York, NY *

32	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*     Filed herein