Form 10-Q
period 2003-09-30
NARA BANCORP INC
filed 2003-11-14
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

     As of October 31, 2003, there were 11,525,089 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ASSETS

	September 30, 2003	December 31,

	2003	2002

Cash and due from banks	$34,732,183	$31,442,728
Federal funds sold	3,000,000	73,300,000

Total cash and cash equivalent	37,732,183	104,742,728
Interest-bearing deposits in other banks	95,000	95,000
Securities available for sale, at fair value	132,966,072	101,622,635
Securities held to maturity, at amortized cost (fair value:
September 30, 2003 - $2,161,641; December 31, 2002-$2,926,750)	2,001,599	2,779,618
Interest-only strips, at fair value	442,430	273,219
Interest rate swaps, at fair value	3,588,482	3,444,780
Loan held for sale, at the lower of cost or market	5,415,211	6,337,519
Loans receivable, net of allowance for loan losses
(September 30, 2003 - $11,792,829; December 31, 2002-$8,457,917)	898,337,035	715,019,110
Federal Reserve Bank stock, at cost	1,263,300	963,465
Federal Home Loan Bank Stock, at cost	5,797,200	3,783,400
Premises and equipment	5,386,290	4,995,052
Accrued interest receivable	4,394,018	4,195,498
Servicing assets	2,614,495	2,078,790
Deferred income taxes, net	7,526,880	4,908,701
Customers’ acceptance liabilities	7,016,758	5,580,838
Cash surrender value of life insurance	14,163,022	13,744,037
Goodwill and intangible assets, net	4,213,071	2,394,322
Other assets	7,710,566	2,290,304

TOTAL	$1,140,663,612	$979,249,016

See notes to condensed consolidated financial statements	(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

	September 30,	December 31,

	2003	2002

Deposits:
Noninterest-bearing	$295,372,165	$236,922,962
Interest-bearing:
Money market and other	98,706,856	83,868,595
Savings deposits	154,944,575	141,281,701
Time deposits of $100,000 or more	306,171,676	268,167,603
Other time deposits	94,178,394	86,677,370

Total deposits	949,373,666	816,918,231
Borrowings from Federal Home Loan Bank	70,000,000	65,000,000
Accrued interest payable	3,619,480	2,860,627
Acceptances outstanding	7,016,758	5,580,838
Trust Preferred Securities	22,304,495	17,412,755
Other liabilities	6,485,300	6,107,498

Total liabilities	1,058,799,699	913,879,949
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 20,000,000 shares; issued and outstanding, 11,395,057 and 10,690,630 shares at September 30, 2003 and December 31, 2002 respectively	11,395	10,690
Capital surplus	42,340,270	32,930,307
Deferred compensation	(12,139)	—
Retained earnings	38,613,653	29,903,338
Accumulated other comprehensive income - unrealized gain on interest rate swap, securities available for sale and interest-only-strips, net of taxes of $607,155 and $1,682,704 at September 30, 2003 and December 31, 2002	910,734	2,524,732

Total stockholders’ equity	81,863,913	65,369,067

Total liabilities and stockholders’ equity	$1,140,663,612	$979,249,016

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

INTEREST INCOME:
Interest and fees on loans	$13,073,545	$11,162,035	$37,035,395	$30,365,180
Interest on securities	1,443,256	1,172,070	4,353,614	3,850,317
Interest on interest rate swaps	893,278	252,000	2,542,750	420,000
Interest on other investments, including TCD with other financial institutions	78,914	53,143	213,703	95,903
Interest on federal funds sold	86,519	99,114	477,822	371,759

Total interest income	15,575,512	12,738,362	44,623,284	35,103,159

INTEREST EXPENSE:
Interest expense on deposits	3,097,597	2,675,713	9,707,533	7,594,474
Interest expense on trust preferred securities	404,149	368,784	1,126,751	998,280
Interest expense on borrowings	424,919	463,131	1,244,221	1,033,109

Total interest expense	3,926,665	3,507,628	12,078,505	9,625,863

Net interest income before provision for loan losses	11,648,847	9,230,734	32,544,779	25,477,296
Provision for loan losses	1,350,000	400,000	3,750,000	1,350,000

Net interest income after provision for loan losses	10,298,847	8,830,734	28,794,779	24,127,296

NON-INTEREST INCOME:
Service charges on deposit accounts	1,978,846	1,656,025	5,580,023	4,608,576
Other charges and fees	1,828,737	1,662,815	5,216,500	4,642,661
Gain (loss) on sale of securities avaliable-for sale	219,244	(69,973)	405,526	975,135
(Loss) gain on sale of fixed assets	9,209	10,752	(6,294)	44,936
(Loss) gains on sale of other real estate owned	—	(6,835)	77,521	29,963
Gain on valuation of interest rate swaps	9,408	83,733	437,332	110,103
Gain on sale of SBA loans	1,133,656	1,190,166	3,170,839	1,971,387

Total non-interest income	5,179,100	4,526,683	14,881,447	12,382,761

NON-INTEREST EXPENSE:
Salaries, wages and employee benefits	4,906,119	4,276,944	14,715,051	12,500,122
Net occupancy expense	1,296,706	1,093,329	3,406,788	3,146,264
Furniture and equipment expense	402,895	388,212	1,141,868	1,149,596
Advertising and marketing expense	274,023	469,829	932,815	1,067,972
Communications	181,296	143,676	479,749	442,892
Data and item processing expense	516,095	463,443	1,522,254	1,243,962
Professional fees	730,765	681,911	1,640,943	1,473,479
Office supplies and forms	119,966	85,754	297,996	257,244
Other	987,408	688,995	2,650,121	2,283,489

Total non-interest expense	9,415,273	8,292,093	26,787,585	23,565,020

Income before income taxes and cumulative effect of a change in accounting principle	6,062,674	5,065,324	16,888,641	12,945,037
Income tax provision	2,358,340	1,956,000	6,531,864	4,781,000

Income before cumulative effect of a change in accounting principle	3,704,334	3,109,324	10,356,777	8,164,037
Cumulative effect of change in accounting principle	—	—	—	4,192,334

Net Income	$3,704,334	$3,109,324	$10,356,777	$12,356,371

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended, September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Earnings Per Share:
Earnings before cumulative effect of a change in accounting principle
Basic	$0.33	$0.29	$0.95	$0.74
Diluted	0.32	0.27	0.91	0.70
Cumulative effect of a change in accounting principle
Basic	$—	$—	$—	$0.38
Diluted	—	—	—	0.36
Earnings before cumulative effect of a change in accounting principle
Basic	0.33	0.29	0.95	1.12
Diluted	$0.32	$0.27	$0.91	$1.06

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
(Unaudited)

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss)	Income
BALANCE, JANUARY 1, 2003	10,690,630	$10,690	$32,930,307	$—	$29,903,338	$2,524,732
Warrants exercised	52,550	53	341,972
Stock options exercised	223,688	224	893,642
Issuance of restricted stock	2,000	2	22,998	(23,000)
Stock issuance for acquisition	426,189	426	7,999,575
Tax benefit from stock options exercisd			151,776
Amortization of deferred compensation				10,861
Cash dividend declared					(1,646,460)
Comprehensive income:
Net income					10,356,777		$10,356,777
Other comprehensive income:
Net change in unrealized gain on securities available for sale, interest-only-strips and interest rate swap - net of taxes						(1,613,998)	(1,613,998)

Comprehensive income							$8,742,779

BALANCE, SEPTEMBER 30, 2003	11,395,057	$11,395	$42,340,270	$(12,139)	$38,613,655	$910,734

BALANCE, JANUARY 1, 2002	11,145,674	11,146	$32,989,549	$—	$22,075,612	$356,674
Warrants exercised	120,000	120	719,940
Stock options exercised	19,354	19	69,759
Stock repurchased	(564,298)	(564)	(5,950,274)
Cash dividend declared					(1,659,044)
Comprehensive income:
Net income					12,356,371		$12,356,371
Other comprehensive income:
Net change in unrealized gain on securities available for sale, interest-only-strips and interest rate swaps - net of tax						2,099,181	2,099,181

Comprehensive income							$14,455,552

BALANCE, SEPTEMBER 30, 2002	10,720,730	$10,721	$27,828,974	$—	$32,772,939	$2,455,855

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(Unaudited)

	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$10,356,777	$12,356,371
Adjustments to reconcile net income to net cash provided (used in ) by operating activities:
Depreciation, amortization, and accretion	(635,390)	740,710
Provision for loan losses	3,750,000	1,350,000
Provision for other real estate owned	—	16,414
Proceeds from sales of SBA loans	42,344,689	34,607,973
Originations of SBA loans held for sale	(56,541,500)	(50,801,656)
Net gain on sales of SBA loans	(3,170,839)	(1,971,387)
Gain on sales of securities available for sale	(405,526)	(975,135)
Loss (gain) on sales of fixed assets	6,294	(44,936)
Gain on sale of other real estate owned	(77,521)	(29,963)
Gain on interest rate swaps	(437,332)	(110,103)
(Increase) decrease in accrued interest receivable	(198,520)	(150,083)
Deferred income taxes	(1,388,487)	—
Decrease (increase) in other assets	(6,080,797)	(1,838,170)
(Decrease) increase in accrued interest payable	758,853	(417,891)
Increase (decrease) in other liabilities	409,641	1,700,399
Cumulative effect of a change in accounting principle	—	(4,192,334)

Net cash (used in) operating activities	(11,309,658)	(9,759,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(168,742,423)	(142,495,520)
Net increase in cash surrender value	(418,985)	(259,405)
Purchase of premises and equipment	(1,515,608)	(587,829)
Purchase of investment securities available for sale	(81,257,739)	(77,854,164)
Proceeds from sale of other real estate owned	166,805	131,759
Proceeds from sale of equipment	247,175	39,000
Proceeds from sale of investment securities available for sale	10,982,706	39,236,934
Proceeds from matured or called investment securities held to maturity	793,535	1,662,949
Proceeds from matured or called investment securities available for sale	36,546,697	22,012,009
Purchase of Federal Home Loan Bank Stock	(2,013,800)	(2,983,300)
Purchase of Federal Reserve Stock	(299,835)	(45,165)
(Decrease) increase in interest-only strip	(109,282)	(9,762)
Proceeds from interest-bearing deposits in other banks	—	(4,850,000)
Proceeds from matured interest-bearing deposits in other banks	—	5,242,000

Net cash used in investing activities	(205,620,754)	(160,760,494)

	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	132,455,435	81,260,055
Proceeds from issuance of Trust Preferred Securities, net	4,875,000	7,729,459
Payment of cash dividend	(1,646,460)	(1,122,182)
Paydown on subordinated notes	—	(4,300,000)
Repurchase of common stock	—	(5,950,556)
Stock issuance for acquisition	8,000,001	—
Proceeds from Federal Home Loan Bank borrowing	5,000,000	60,000,000
Proceeds from warrants exercised	342,025	69,768
Proceeds from stock options exercised	893,866	720,000

Net cash provided by financing activities	149,919,867	138,406,544

NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,010,545)	(32,113,741)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,742,728	72,594,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,732,183	$40,481,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest Paid	$11,319,652	$10,043,754
Income Taxes Paid	$8,328,865	$2,820,400
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$15,601	$75,684
Net appreciation on Bank-Owned Life Insurance	$358,445	$259,405

See notes to consolidated financial statements

Notes to unaudited Condensed Consolidated Financial Statements

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

2. Basis of Presentation

     Our condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

     The condensed consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiary, Nara Bank. In addition, we have the following consolidated subsidiaries which issued trust preferred securities and purchased Nara Bancorp’s junior subordinated deferrable interest debentures: Nara Bancorp Capital Trust I, Nara Statutory Trust II, and Nara Capital Trust III. We also created Nara Real Estate Trust (“REIT”), a Maryland real estate investment trust and wholly owned second-tier operating subsidiary of Nara Bank. All intercompany transactions and balances have been eliminated in consolidation.

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended September 30, 2003. Certain reclassifications have been made to prior period amounts in order to conform to the September 30, 2003 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

     These condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2002 Annual Report on Form 10-K.

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

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined base on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income would have been reduced to the pro forma amounts as follows:

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002
Before cumulative effect of a change in accounting principle:
Income—as reported	$3,704,334	$3,109,324	$10,356,777	$8,164,037
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	229,084	103,857	386,081	179,975

Pro forma net income	$3,475,250	$3,005,467	$9,970,696	$7,984,062

EPS:
Basic—as reported	$0.33	$0.29	$0.95	$0.74
Basic—pro forma	0.31	0.28	0.92	0.73
Diluted—as reported	$0.32	$0.27	$0.91	$0.70
Diluted—pro forma	0.30	0.26	0.87	0.69

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2002
After cumulative effect of a change in accounting principle:
Net income—as reported	$3,704,334	$3,109,324	$10,356,777	$12,356,371
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	229,084	103,857	386,081	179,975

Pro forma net income	$3,475,250	$3,005,467	$9,970,696	$12,176,396

EPS:
Basic—as reported	$0.33	$0.29	$0.95	$1.12
Basic—pro forma	0.31	0.28	0.92	1.11
Diluted—as reported	$0.32	$0.27	$0.91	$1.06
Diluted—pro forma	0.30	0.26	0.87	1.05

The weighted-average fair value of options granted during the third quarter of 2003 was $4.63. No options were granted during the third quarter of 2002. The fair value of options granted under our stock option plans during the third quarter of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.5% dividends yield, volatility of 28.16%, risk-free interest rate of 2.8% and expected lives of three years.

4. Dividends

     On August 25, 2003, we declared a $0.05 per share cash dividend paid on October 10, 2003 to stockholders of record at the close of business on September 30, 2003.

5. Stock Splits

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

6. Earnings Per Share

     Basic earnings-per-share excludes the number of shares of common stock that could be purchased from those who hold stock options or warrants and is computed by dividing our earnings for the period by the weighted-average number of common shares outstanding for the period. Diluted earnings-per-share includes the weighted-average number of common shares outstanding, plus the number of shares that could be issued upon the exercise of stock options and/or warrants where the exercise price is less than the period average market value of our common stock.

     The following table shows how we computed basic and diluted earnings per share (“EPS”) for the periods ended September 30, 2003 and 2002.

	For the nine months ended September 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)

Before cumulative effect of a change in accounting Principle
Basic EPS	$10,356,777	10,854,137	$0.95	$8,164,037	11,000,056	$0.74
Effect of Dilutive Securities:
Options		527,225			574,556
Restricted stock		546			—
Warrants	—	51,217		—	74,568

Diluted EPS	$10,356,777	11,433,125	$0.91	$8,164,037	11,649,180	$0.70

Cumulative effect of a change in accounting principle
Basic EPS	$—	—	$—	$4,192,334	11,000,056	$0.38
Options		—			574,556
Warrants	—	—		—	74,568

Diluted EPS	$—	—	$—	$4,192,334	11,649,180	$0.36

Net income
Basic EPS	$10,356,777	10,854,137	$0.95	$12,356,371	11,000,056	$1.12
Effect of Dilutive Securities:
Options		527,225			574,556
Restricted stock		546			—
Warrants	—	51,217			74,568

Diluted EPS	$10,356,777	11,433,125	$0.91	$12,356,371	11,649,180	$1.06

	For the three months ended September 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)

Basic EPS	$3,704,334	11,090,549	$0.33	$3,109,324	10,877,652	$0.29
Effect of Dilutive Securities:
Options		538,878			575,482
Restricted stock		700			—
Warrants	—	41,841		—	59,252

Diluted EPS	$3,704,334	11,671,968	$0.32	$3,109,324	11,512,386	$0.27

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

     We periodically evaluate servicing assets for impairment. At September 30, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.9% and a prepayment speed of 11.1%. At September 30, 2002, the fair value of servicing assets was determined using a weighted-average discount rate of 7.6% and a prepayment speed of 11.4%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $3,238,000 and $2,433,000 at September 30, 2003 and December 31, 2002, respectively.

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

     In connection with the transitional impairment evaluation required by SFAS No. 142, we performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. We completed our evaluation of any transitional impairment of goodwill and determined that there was no impairment as of January 1, 2002. We also tested goodwill for impairment as of December 31, 2002, noting no impairment in the recorded goodwill of $874,968. No conditions indicated any further impairment as of September 30, 2003.

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

     In August 2003, we acquired Asiana Bank and recorded a core deposit intangible of $1.0 million, which we will amortize over an estimated useful life of seven years. We also recognized $1.0 million in goodwill, which will be tested for impairment on an annual basis. Refer to footnote 15 for more information.

     As of September 30, 2003, intangible assets that continue to be subject to amortization include core deposits of $2,303,921 (net of $782,882 accumulated amortization) and servicing assets of $2,614,495 (net of $897,394 accumulated amortization). Amortization expense for such intangible asset was $576,932 for the nine months ended September 30, 2003. Estimated amortization expense for intangible assets for the remainder of 2003 and the five succeeding fiscal years are as follows:

2003 (remaining three months)	$125,376
2004	847,700
2005	759,047
2006	613,616
2007	568,078
2008 thereafter	2,004,599

9. Recent Accounting Pronouncements

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies and amends financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of such statement did not have a material impact on our results of operations, financial position or cash flows.

     The FASB issued FIN 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, in January 2003. FIN 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003. We do not believe the adoption of such interpretation will have a material impact on our results of operations, financial position or cash flows.

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

Commitments at September 30, 2003 are summarized as follows:

Commitments to extend credit	$156,809,644
Standby letters of credit	4,773,687
Commercial letters of credit	28,282,257

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

     Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of September 30, 2003, the amounts in accumulated OCI associated with these cash flows totaled $1,625,504 (net of tax of $1,083,670), of which $211,763 is expected to be reclassified into interest income within the next 12 months. As of September 30, 2003, the maximum length of time over which we are hedging our exposure to the variability of future cash flow is approximately 9.5 years.

Interest rate swap information at September 30, 2003 is summarized as follows:

Current Notional					Realized
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Gain (Loss) [1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	$709,517	$20,610
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,223,483	66,667
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	165,990	86,470
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	12,342	128,845
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	—	(29,498)
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	297,479	48,909
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	160,008	47,255
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	140,355	68,074

$140,000,000				$2,709,174	$437,332

1.	Gain included in the consolidated statement of earnings for the nine months ended September 30, 2003, representing hedge ineffectiveness

2.	Prime rate is based on Federal Reserve statistical release H.15

     During the 3rd quarter of 2003, interest income received from the swap counterparties was $893,000 compared to $252,000 for the same quarter of 2003. During the first nine months of 2003, interest income received from swap counterparties was $2.5 million compared to $420,000 for the same period of 2002. At September 30, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $1.0 million.

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

     The following tables present the operating results and other key financial measures for the individual operating segments for the nine and three months ended September 30, 2003 and 2002.

For the Nine Months Ended September 30

	Business Segment

	Banking
	Operations	TFS	SBA	Company
2003
Net interest income, before provision for loan loss	$25,262	$3,215	$4,068	$32,545
Less provision for loan losses	2,845	535	370	3,750
Non-interest income	8,843	2,070	3,968	14,881

Net revenue	31,260	4,750	7,666	43,676
Non-interest expense	21,032	3,115	2,641	26,788

Earnings before taxes	$10,228	$1,635	$5,025	$16,888

Total assets	$875,162	$88,784	$176,718	$1,140,664

2002
Net interest income, before provision for loan loss	$19,839	$2,579	$3,059	$25,477
Less provision for loan losses	1,250	30	70	1,350
Non-interest income	7,782	2,079	2,522	12,383

Net revenue	26,371	4,628	5,511	36,510
Non-interest expense	18,724	2,772	2,069	23,565

Earnings before taxes	$7,647	$1,856	$3,442	$12,945

Total assets	$648,720	$68,216	$115,974	$832,910

For the Three Months Ended September 30

	Business Segment

	Banking
	Operations	TFS	SBA	Company
2003
Net interest income, before provision for loan loss	$9,063	$1,042	$1,544	$11,649
Less provision for loan losses	960	250	140	1,350
Non-interest income	3,118	670	1,391	5,179

Net revenue	11,221	1,462	2,795	15,478
Non-interest expense	7,488	1,058	869	9,415

Earnings before taxes	$3,733	$404	$1,926	$6,063

Total assets	$875,162	$88,784	$176,718	$1,140,664

2002
Net interest income, before provision for loan loss	$7,152	$878	$1,200	$9,230
Less provision for loan losses	400	—	—	400
Non-interest income	2,434	759	1,334	4,527

Net revenue	9,186	1,637	2,534	13,357
Non-interest expense	6,304	1,066	922	8,292

Earnings before taxes	$2,882	$571	$1,612	$5,065

Total assets	$648,720	$68,216	$115,974	$832,910

13. Other Comprehensive Income

     The following table shows the reclassification of other comprehensive income as of September 30, 2003 and 2002.

	2003	2002

Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains arising during the period - net of tax of $796,336 in 2003 and $959,877 in 2002	$(1,194,504)	$1,439,816
Less: Reclassification adjustment for gain included in net earnings, net of tax expense of $162,210 in 2003 and $390,054 in 2002	(243,316)	(585,081)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax of $958,547 in 2003 and $569,823 in 2002	$(1,437,820)	$854,735

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period - net of tax of $899,648 in 2003 and $873,671 in 2002	$1,349,472	$1,310,508
Less: Reclassification adjustments to interest income - net of tax expense of $1,017,100 in 2003 and $44,041 in 2002	(1,525,650)	(66,062)

Net Change in unrealized gain of interest rate swaps - net of tax expense of of $117,452 in 2003 and $829,630 in 2002	$(176,178)	$1,244,446

Total change in unrealized gain of securities available for sale, interest-only strips and interest rate swaps	$(1,613,998)	$2,099,181

14. Trust preferred

     On June 5, 2003, Nara Bancorp completed a $5.0 million offering of trust preferred securities, through Nara Capital Trust III, issued as part of a private placement pooled offering with several other financial institutions. Cohen Bros. & Company acted as placement agent for the pooled offering. For the period beginning on June 5, 2003 to September 15, 2003, the trust preferred securities bore the interest rate of 4.43 percent per annum with interest payable quarterly. Beginning September 15, 2003, the interest rate is adjusted quarterly on March 15, June 15, September 15, and December 15 during the 30-year term based on the 3-month LIBOR plus 3.15 percent. However, prior to June 15, 2008, the interest rate cannot exceed 12.0 percent.

     The trust preferred securities mature on June 15, 2003 and are callable at par in whole or in part beginning June 15, 2008. Nara Capital Trust III used the proceeds from the sale of the trust preferred securities to purchase junior subordinate deferrable interest debentures of Nara Bancorp.

15. Business Combination

     On August 25, 2003, we completed our acquisition of Asiana Bank (“Asiana”) at a price of $8.0 million in stocks. We have issued approximately 426,000 shares for this acquisition. The results of Asiana’s operations have been included in the consolidated financial statements since that date. The acquisition was accounted for under the purchase method of accounting, and accordingly, all assets and liabilities of Asiana were adjusted to and recorded at their estimated fair values as of the acquisition date. The estimated tax effect of differences between tax bases and market values has been reflected in deferred income taxes. The estimated fair values of assets, net loans, and deposits acquired were $37.7 million, $22.4 million, and $29.4 million, respectively. We recorded total goodwill of approximately $1.0 million and cored deposit premium of $1.0 million. Core deposit premium will be amortized using the straight-line method over 7 years.

16. Subsequent Event

     On August 11, 2003, we announced that Nara Bank, N.A, a wholly owned subsidiary of Nara Bancorp, Inc. and Korea Exchange Bank, entered into an agreement for the assumption by Nara Bank of FDIC insured deposits and certain loans of Korea Exchange Bank’s Broadway branch in New York City. The acquisition was completed on October 31, 2003. Nara assumed approximately $46 million in deposits and approximately $37 million in loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine months ended September 30, 2003 and September 30, 2002. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	Dollars in thousands,		Dollars in thousands,
	except per share data		except per share data

Income Statement data:
Interest income	$44,623	$35,103	$15,576	$12,738
Interest expense	12,078	9,626	3,927	3,508

Net interest income, before provision for loan losses	32,545	25,477	11,649	9,230
Provision for loan losses	3,750	1,350	1,350	400

Net interest income after provision for loan losses	28,795	24,127	10,299	8,830
Noninterest operating income	14,881	12,383	5,179	4,527
Noninterest operating expense	26,787	23,565	9,415	8,292

Income before income taxes	16,889	12,945	6,063	5,065
Income taxes	6,532	4,781	2,358	1,956

Income before cumulative effect of a change in accounting principle	10,357	8,164	3,705	3,109

Cumulative effect of a change in accounting principle		4,192		—
Net income	$10,357	$12,356	$3,705	$3,109

Per Share Data:
Earnings per share - basic	$0.95	$1.12	$0.33	$0.29
Earnings per share - diluted	0.91	1.06	0.32	0.27
Book value (period end)	7.18	5.88	7.18	5.88
Common shares outstanding	11,395,057	10,720,730	11,395,057	10,720,730
Weighted average shares - basic	10,854,137	11,000,056	11,090,549	10,877,652
Weighted average shares - diluted	11,433,125	11,649,180	11,671,968	11,512,386
Balance Sheet Data - At Period End:
Assets	$1,140,664	$832,910	$1,140,598	$832,910
Investment Securities	134,968	86,944	134,968	86,944
Net Loans	903,752	661,375	903,752	661,375
Deposits	949,374	671,104	949,374	671,104
Shareholder’ equity	81,864	63,063	81,864	63,063

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Average Balance Sheet Data:
Assets	$1,044,702	$749,391	$1,109,926	$749,391
Securities	136,332	89,874	145,633	89,874
Net Loans	782,429	566,895	848,248	566,895
Deposits	857,699	624,250	902,610	624,250
Shareholders’ equity	72,186	61,479	77,580	61,479
Selected Performance Ratios:
Return on average assets, excluding cumulative effect (1)	1.32%	1.45%	1.34%	1.54%
Return on average shareholders’ equity, excluding cumulative effect (1)	19.13%	17.71%	19.10%	20.08%
Operating expense to average assets (1)	3.42%	4.19%	3.39%	4.11%
Efficiency ratio (2)	56.48%	62.24%	55.95%	60.27%
Net interest margin (3)	4.47%	4.95%	4.54%	4.98%
Capital Ratio (4)
Leverage capital ratio	9.05%	9.52%	9.05%	9.52%
Tier 1 risk-based capital ratio	10.30%	10.48%	10.30%	10.48%
Total risk-based capital ratio	11.51%	11.45%	11.51%	11.45%
Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.29%	1.06%	1.29%	1.06%
Allowance for loan losses to non-accrual loans	296.53%	643.13%	296.53%	643.13%
Total non-performing assets to total assets	0.39%	0.25%	0.39%	0.25%

(1)	Calculations are based on annulized net income

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and non-interst income

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

RESULTS OF OPERATIONS

Net income

     Our net income for the three months ended September 30, 2003 was $3.7 million or $0.32 per diluted share compared to $3.1 million or $0.27 per diluted shares for the same quarter of 2002, which represented an increase of approximately $0.6 million or 19.4%. The increase resulted primarily from an increase in net interest income. The annualized return on average assets was 1.34% for the third quarter or 2003 compared to 1.54% for the same period of 2002. The annualized return on average equity was 19.10 % for the third quarter of 2003 compared to 20.08% for the same period of 2002. The resulting efficiency ratio was 55.95% for the three months ended September 30, 2003 compared with 60.27% for the same period of 2002.

     Our net income before cumulative effect of a change in accounting principle for the nine months ended September 30, 2003 was $10.4 million or $0.91 per diluted share compared to $8.2 million or $0.70 per diluted share for the same period of 2002, which represented an increase of approximately $1.5 million or 26.8%. The increase was primarily due to an increase in net interest income and noninterest income, provided primarily by the from a growth in loans as well as the sale of loans we originated, which was partially offset by higher loan loss provision and noninterest expense. During the first quarter of 2002, we recognized $4.2 million as the cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle was related to the one-time recognition of all negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in total net income for the nine months of $12.4 million or $1.06 per diluted share.

     The annualized return on average assets was 1.32 % for the nine months ended September 30, 2003 compared to 1.45% for the same period of 2002. The annualized return on average equity was 19.13% for the nine months ended September 30, 2003 compared to 17.71% for the same period of 2002. The resulting efficiency ratios were 56.48% for the nine months ended September 30, 2003 compared with 62.24% for the corresponding period of the preceding year. This improvement was primarily due to the increase in net revenue. All 2002 ratios in this section exclude the cumulative effect of a change in accounting principle.

Net Interest Income and Net Interest Margin

Net Interest Income

     The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, swaps and investments and the interest paid on deposits, trust preferreds and borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds. The net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yield earned on interest-earning assets and rates paid on interest-bearing liabilities.

     Net interest income before provision for loan losses was $11.6 million for the three months ended September 30, 2003, which represented an increase of $2.4 million, or 26.1% from net interest income of $9.2 million for the same quarter of 2002. This increase was primarily due to an increase in the balance of average earning assets, which increased $284.1 million or 38.3% to $1,026.1 million for the third quarter of 2003, from $742.0 million for the same quarter of 2002.

     Interest income for the third quarter of 2003 was $15.6 million, which represented an increase of $2.9 million or 22.8% over interest income of $12.7 million for the same quarter of 2002. The increase was the net result of a $4.4 million increase in average interest-earning assets (volume change) off-set by a $1.5 million decrease in the yield earned on those average interest-earning assets (rate change). Interest expense for the third quarter of 2003 was $3.9 million, which represented an increase of $0.4 million or 11.4% over the interest expense of $3.5 million for the same quarter of 2002. The increase was the net result of a $1.3 million increase in average interest-bearing liabilities (volume change) offset by an $846,000 decrease in the cost of those interest-bearing liabilities (rate change).

     Net interest income before provision for loan losses was $32.5 million for the nine months ended September 30, 2003, which represented an increase of $8.4 million or 34.9% from net interest income of $24.1 million for the same period of 2002. The increase was the primarily due to an increase in average earning assets. Average earning assets increased $284.8 million or 41.5% to $971.2 million for the nine months ended September 30, 2003, from $686.4 million for the same period of 2002.

     Interest income for the nine months ended September 30, 2003 was $44.6 million, which represented an increase of $9.5 million or 27.1% over interest income of $35.1 million for the same period of 2002. The increase was the net result of $13.0 million increase in average interest-bearing assets (volume change) offset by $3.5 million in the cost of those interest-bearing liabilities (rate change). Interest expense for the nine months ended September 30, 2003 was $12.1 million, which represented an increase of $2.5 million or 26.0% over interest expense of $9.6 million for the same period of 2002. The increase was the net result of a $4.2 million increase in average interest-bearing liabilities (volume change) offset by a $1.8 million decrease in the cost of those interest-bearing liabilities (rate change).

Net Interest Margin

     The yield on average interest-earning assets decreased to 6.07% for the third quarter of 2003, from a yield of 6.87% for the same quarter of 2002. The decrease was primarily due to the two rate cuts in November of 2002 and June of 2003, a total of 75-basis. The average cost of interest-bearing liabilities decreased to 2.11 % for the third quarter of 2003 from 2.72% for the same quarter of 2002. The decrease was primarily due to the decreases in market interest rates. The net interest margin was 4.54% for the third quarter of 2003, down from 4.98% for the same quarter of 2002. The decrease in the net interest margin was primarily due to the decreases in interest rates.

     The yield on average interest-earning assets decreased to 6.13% for the nine months ended September 30, 2003, from a yield of 6.82% for the nine months ended September 30, 2002. The average cost of interest-bearing liabilities decreased to 2.28% for the nine months ended September 30, 2003 from 2.74% for the nine months ended September 30, 2002. These decreases are mainly due to the decreases in market interest rates. The net interest margin was 4.47% for the nine months ended September 30, 2003, down from 4.95% for the same period of 2002. The decrease in the net interest margin resulted primarily from the decreases in market interest rates.

     The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the three month and six months periods indicated:

	Three months ended			Three months ended
	September 30, 2003			September 30, 2002

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swap	$848,248	$13,967	6.59%	$629,185	$11,415	7.26%
Other investments	7,094	79	4.45%	4,645	53	4.56%
Securitites	145,632	1,443	3.96%	86,103	1,172	5.44%
Fed funds sold	25,154	87	1.38%	22,064	99	1.79%

Total interest earning assets	$1,026,128	$15,576	6.07%	$741,997	$12,739	6.87%

INTEREST BEARING LIABILITITES:
Demand, interest-bearing	$91,175	$294	1.29%	$80,202	$362	1.81%
Savings	157,538	775	1.97%	79,108	474	2.40%
Time certificates of deposits	383,082	2,029	2.12%	285,886	1,840	2.57%
Subordinated debentures	—	—	—	4,105	93	9.06%
FHLB borrowings	89,924	425	1.89%	50,079	370	2.96%
Trust preferred securities	22,301	404	7.25%	17,412	369	8.48%

Total interest bearing liabilities	$744,020	$3,927	2.11%	$516,792	$3,508	2.72%

Net interest income		$11,649			$9,231
Net yield on interest-earning assets			4.54%			4.98%
Net interest spread			3.96%			4.15%
Average interest-earning assets to average interest-bearing liabilities			137.92%			143.58%

	Nine months ended			Nine months ended
	September 30, 2003			September 30, 2002

		Interest			Interest
		Income/	Average Yield/	Average	Income/	Average Yield/
	Average Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swap	$782,429	$39,578	6.74%	$566,895	$30,811	7.25%
Other investments	5,908	214	4.83%	3,149	96	4.06%
Securitites	136,332	4,353	4.26%	89,874	3,850	5.71%
Fed funds sold	46,512	478	1.37%	26,437	346	1.75%

Total interest earning assets	$971,181	$44,623	6.13%	$686,355	$35,103	6.82%

INTEREST BEARING LIABILITITES:
Demand, interest-bearing	$84,086	$879	1.39%	$83,643	$1,124	1.79%
Savings	149,997	2,487	2.21%	81,451	1,482	2.43%
Time certificates of deposits	374,099	6,342	2.26%	253,221	4,989	2.63%
Subordinated debentures	—	—	0.00%	4,189	283	9.00%
FHLB borrowings	79,434	1,243	2.09%	30,549	750	3.27%
Trust preferred securities	19,420	1,127	7.74%	15,035	998	8.85%

Total interest bearing liabilities	$707,036	$12,078	2.28%	$468,088	$9,626	2.74%

Net interest income		$32,545			$25,477
Net yield on interest-earning assets			4.47%			4.95%
Net interest spread			3.85%			4.08%
Average interest-earning assets to average interest-bearing liabilities			137.36%			146.63%

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

	Three months ended
	September 30, 2003 over September 30, 2002

	Net	Change due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swap	$2,553	$(1,131)	$3,684
Interest on other investments	26	(1)	27
Interest on securities	271	(381)	652
Interest on fed funds sold	(13)	(25)	12

Total interest income	$2,837	$(1,538)	$4,375
INTEREST EXPENSE
Interest on demand deposits	$(68)	$(113)	$45
Interest on savings	301	(98)	399
Interest on time certificate of deposits	189	(364)	553
Interest on subordinated debentures	(93)	(47)	(47)
Interest on FHLB borrowings	55	(166)	221
Interest on trust preferred securities	35	(59)	94

Total interest expense	$419	$(847)	$1,265

	Net	Change due to
	Increase
	(Decrease)	Rate	Volume

	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swap	$8,767	$(2,261)	$11,028
Interest on other investments	118	21	97
Interest on securities	243	(1,370)	1,613
Interest on fed funds sold	132	(87)	219

Total interest income	$9,260	$(3,697)	$12,957
INTEREST EXPENSE
Interest on demand deposits	$(245)	$(251)	$6
Interest on savings	1,005	(142)	1,147
Interest on time certificate of deposits	1,353	(771)	2,124
Interest on subordinated debentures	(283)	(142)	(141)
Interest on FHLB borrowings	493	(352)	845
Interest on trust preferred securities	129	(136)	265

Total interest expense	$2,452	$(1,794)	$4,246

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

     We recorded a $1.4 million in provision for loan losses in the third quarter of 2003 compared to $400,000 in the same quarter of 2002. For the nine months ended September 30, 2003, we recorded $3.8 million in provision for loan losses compared to $1.4 million for the nine months ended September 30, 2002. This increase reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio. We believe that the allowance is sufficient for the known and inherent losses at September 30, 2003. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

     Non-interest income for the third quarter of 2003 was $5.2 million compared to $4.5 million for the same quarter of 2002, which represented an increase of $652,000, or 14.4%, primarily as a result of increase in service charges on deposits and gain on sale of investment securities available for sale. Service charges on deposits increased $322,000 or 19.4% to $2.0 million for the third quarter of 2003, from $1.7 million for the same quarter of 2002. This increase is mainly due to the increase in average demand deposits. Average demand deposits increased $57.4 million or 30.41% to $270.7 million for the third quarter of 2003, from $213.3 million for the same quarter of 2002. Gain on sale of investment securities increased $290,000 or 414.3% to $220,000 for the third quarter of 2003, from a loss of $70,000 for the same quarter of 2002. We sold $7.4 million in investment securities during the third quarter of 2003, compared to $8.2 million during the third quarter of 2002.

     Non-interest income for the nine months ended September 30, 2003 was $14.9 million compared to $12.4 million for the same period of 2002, which represented an increase of $2.5 million or 20.2%, primarily as a result of increase in service charges on deposits, gains on sale of SBA loans, and gain on interest rate swaps. Service charges on deposits increased $971,000 or 21.1% to $5.6 million for the nine months ended September 30, 2003, from $4.6 million for the same period of 2002. This increase is also due to an increase in average demand deposits. Average demand deposits increased $43.6 million or 21.2% to $249.5 million for the nine months ended September 30, 2003, from $205.9 million for the same period of 2002. Gain on sale of SBA loans for the nine months ended September 30, 2003 was $3.2 million, an increase of approximately $1.2 million or 60.9% from $2.0 million for the same period of 2002. We originated $56.5 million of SBA loans and sold $42.3 million during the nine months of 2003. During the same period of 2002, we originated $50.8 million and sold $34.6 million. Gain on sale of investment securities decreased $569 or 58.4% during the nine months of 2003 to $406,000, from $975,000 during the same period of 2002. We sold $11.0 million in securities during the nine months of 2003, compared to $39.2 million during the same period of 2002. We also recognized a gain of $437,000 from the interest rate swap transactions during the nine months of 2003, compared to $110,000 during the same period of 2002.

     The summary of our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/2003	Amount	Percent (%)	9/30/2002

		(Dollars in thousands)
Service charge on deposits	$1,979	$323	19.5%	$1,656
International service fee income	650	(80)	-11.0%	730
Wire transfer fees	264	29	12.3%	235
Service fee income - SBA	183	33	22.0%	150
Earnings on cash surrender value	181	52	40.3%	129
Gain (loss) on sale of SBA loans	1,134	(56)	-4.7%	1,190
Gain (loss) on sale of securities available for sale	220	290	414.3%	(70)
Gain (loss) on interest rate swaps	9	(75)	-89.3%	84
Gain (loss) on sale of OREO	—	7	100.0%	(7)
Other	559	129	30.0%	430

Total noninterest income	$5,179	$652	14.4%	$4,527

	Nine			Nine
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/2003	Amount	Percent (%)	9/30/2002

		(Dollars in thousands)
Service charge on deposits	$5,580	$971	21.1%	$4,609
International service fee income	1,989	(11)	-0.6%	2,000
Wire transfer fees	778	59	8.2%	719
Service fee income - SBA	604	184	43.8%	420
Earnings on cash surrender value	542	186	52.2%	356
Gain (loss) on sale of SBA loans	3,171	1,200	60.9%	1,971
Gain (loss) on sale of securities available for sale	406	(569)	-58.4%	975
Gain (loss) on interest rate swaps	437	327	297.3%	110
Gain (loss) on sale of OREO	78	48	160.0%	30
Other	1,296	103	8.6%	1,193

Total noninterest income	$14,881	$2,498	20.2%	$12,383

Non-interest Expense

     Non-interest expense for the third quarter of 2003 was $9.4 million compared to $8.3 million for the same quarter of 2002, which represented an increase of $1.1 million or 13.5%, primarily due to increase in salaries and employee benefit expenses and occupancy expenses. Salaries and employee benefits expenses for the third quarter of 2003 increased $629,000 or 14.7% to $4.9 million from $4.3 million for the same quarter of 2002. This increase is primarily due to the hiring of additional staff to support new branches and growth. Net occupancy expenses for the third quarter of 2003 increased $204,000 or 18.7% to $1.3 million from $1.1 million for the same quarter of 2002. This increase is also due to opening of new branches in Diamond Bar and Wilshire in Los Angeles. The advertising and marketing expenses for the third quarter of 2003 decreased $196,000 or 41.7% to $274,000 from $470,000 for the same quarter of 2002. During 2002, we broadcasted television advertising in

California and began to broadcast in New York during the third quarter of 2002, which further increase the advertising expenses.

     Non-interest expense for the nine months ended September 30, 2003 was $26.8 million, compared to $23.6 million for the same period of 2002, which represented an increase of $3.2 million or 13.7%, primarily due to an increase in salaries and employee benefit expenses, data processing expenses, and the amortization of intangible assets. Salaries and employee benefits expenses for the nine months ended September 30, 2003 increased $2.2 million or 17.7% to $14.7 million from $12.5 million for the same period of 2002. This increase is primarily due to the hiring of additional staff to support the new branches and internal growth. Data and item processing expenses for the nine months ended September 30, 2003 increased $278,000 or 22.3% to $1.5 million from $1.2 million for the same period of 2002. This increase is primarily due to an increase in number of accounts from the acquisition of deposits from Industrial Bank of Korea, New York (“IBKNY”) in December of 2002, and internal growth. The amortization expenses on intangible assets for the nine months ended December 30, 2003 increased $140,000 or 148.9% to $234,000 from $94,000. This increase is primarily due to the amortization of core deposit intangible recognized from the assumption of deposits from IBKNY.

     The summary of our non-interest expenses is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/2003	Amount	Percent (%)	9/30/2002

Salaries and benefits	$4,906	$629	14.7%	$4,277
Net occupancy	1,297	204	18.7%	1,093
Furniture and equipment	403	15	3.9%	388
Advertising and marketing	274	(196)	-41.7%	470
Regulatory fees	187	54	40.6%	133
Communications	181	38	26.6%	143
Data and item processing	516	53	11.4%	463
Professional fees	731	50	7.3%	681
Office supplies & Forms	120	34	39.5%	86
Directors’ Fees	139	35	33.7%	104
Credit related expenses	169	87	106.1%	82
Amortization of intangibles	86	55	177.4%	31
Other	406	65	19.1%	341

Total non-interest expense	$9,415	$1,123	13.5%	$8,292

	Nine			Nine
	Months			Months
	Ended	Increase (Decrease)		Ended

	9/30/2003	Amount	Percent (%)	9/30/2003

Salaries and benefits	$14,715	$2,215	17.7%	$12,500
Net occupancy	3,407	261	8.3%	3,146
Furniture and equipment	1,142	(8)	-0.7%	1,150
Advertising and marketing	933	(135)	-12.6%	1,068
Regulatory fees	528	127	31.7%	401
Communications	480	38	8.6%	442
Data and item processing	1,522	278	22.3%	1,244
Professional fees	1,641	168	11.4%	1,473
Office supplies & Forms	298	41	16.0%	257
Directors’ Fees	361	57	18.8%	304
Credit related expenses	451	(57)	-11.2%	508
Amortization of intangibles	234	140	148.9%	94
Other	1,076	98	10.0%	978

Total non-interest expense	$26,788	$3,223	13.7%	$23,565

Provision for Income Taxes

     The provision for income taxes was $2.4 million and $2.0 million on income before taxes of $6.1 million and $5.1 million for the three months ended September 30, 2003 and 2002, respectively. The effective tax rate for the quarter ended September 30, 2003 was 38.9%, compared with 38.6% for the quarter ended September 30, 2002.

     The provision for income taxes was $6.5 million and $4.8 million on income before taxes and cumulative effect of a change in accounting principle of $16.9 million and $12.9 million for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate for the nine months ended September 30, 2003 was 38.6%, compared with 36.9% for the nine months ended September 30, 2002. The lower tax rate in 2002 was primarily due to a permanent differences recognized from loan recoveries relating to the charged-off loans of Korea First Bank of New York prior to our acquisition and also due to an one time tax benefit recognized from a California State tax law change in which one-half of the cumulative loan losses through December 31, 2002 taken for income tax purposes were forgiven.

Financial Condition

     At September 30, 2003, our total assets were $1.1 billion, an increase of $161.4 million or 16.5%, from $979.2 million at December 31, 2002. The growth came primarily from the increases in the balance of our loans as a result of a continuing strong demand for loans in our market, funded by the growth in our deposits and other borrowings.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at September 30, 2003. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of September 30, 2003, we had $2.0 million of held-to-maturity securities and $133.0 million of available-for-sale securities, compared to $2.8 million and $101.6 million at December 31, 2002, respectively. The total net unrealized loss on the available-for sale securities at September 30, 2003 was $1.3 million, compared to net unrealized gain of $1.1 million at December 31, 2002. During the nine months of 2003, we purchased a total of $81.3 million in available-for-sale securities, sold $11.0 million and $36.5 million in available-for-sale securities matured. We recognized total gross gains of $406,000 during the nine months of 2003 from the sale of securities available for sale.

     Securities with an amortized cost of $14.5 million were pledged to Federal Reserve Bank to secure public deposits and for other purposes as required or permitted by law at September 30, 2003. Securities with an amortized cost of $41.4 million and $58.7 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at September 30, 2003.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At September 30, 2003			At December 31, 2002

	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	cost	Value	Gain (Loss)	cost	Value	Gain (Loss)

			(Dollars in thousands)
Held to Maturity:
U.S. Corporate notes	$2,002	$2,162	$160	$2,780	$2,927	$147

Total held-to-maturity	$2,002	$2,162	$160	$2,780	$2,927	$147
Available-for-sale:
U.S. Government	$23,085	$23,308	$223	$34,546	$35,157	$611
CMO’s	33,989	33,570	(419)	6,227	6,324	97
MBS	31,445	31,174	(271)	16,151	16,343	192
Asset Backed	—	—	—	88	88	—
Municipal Bonds	33,924	33,726	(198)	27,133	27,502	369
U.S. Corporate notes	986	1,043	57	5,588	5,400	(188)
U.S. Agency Preferred Stock	10,833	10,145	(688)	10,755	10,808	53

Total available-for-sale	$134,262	$132,966	$(1,296)	$100,488	$101,622	$1,134
Total investment portfolio	$136,264	$135,128	$(1,136)	$103,268	$104,549	$1,281

     The carrying value and the yield of investment securities as of September 30, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Maturities and Repricing Schedule

			After One But		After Five But
	Within One Years		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to Maturity:
U.S. Corporate notes	—	—	$2,002	7.01%	$—	—	$—	—	$2,002	7.01%
Total held-to-maturity	—	—	$2,002	7.01%	$—	—	$—	—	$2,002	7.01%
Available-for-sale:
U.S. Government	$301	3.03%	$11,139	3.58%	$11,868	4.06%	$—	—	$23,308	3.82%
CMO’s	—	—	—	—	2,332	3.99%	31,238	3.65%	33,570	3.67%
MBS	—	—	2,745	2.79%	515	2.86%	27,914	3.41%	31,174	3.35%
Municipal Bonds	—	—	—	—	840	3.78%	32,886	4.85%	33,726	4.82%
U.S. Corporate notes	—	—	1,043	7.02%	—	—	—	—	1,043	7.02%
U.S. Agency Preferred Stock	—	—	—	—	—	—	10,145	3.96%	10,145	3.96%
Total available-for-sale	$301	3.03%	$14,927	3.68%	$15,555	3.99%	$102,183	4.00%	$132,966	3.96%
Total investment portfolio	$301	3.03%	$16,929	4.07%	$15,555	3.99%	$102,183	4.00%	$134,968	4.01%

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

     As of September 30,2003, our gross loans (net of unearned fees), including loans held for sale, increased by $185.7 million or 25.4% to $915.5 million from $ 729.8 million at December 31, 2002. Asiana loans accounted for $23.1 million or 12.4% of the increase, which were mostly commercial and real estate loans. At September 30, 2003, the commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, increased by $43.3 million or 14.5 % to $342.2 million from $298.9 million at December 31, 2002. Real estate and construction loans increased by $138.3 million or 36.8% to $514.0 million from $375.7 million at December 31, 2002. There has been a continued high demand for real estate loans during the past months; however, we continue to monitor and maintain well-balanced loan portfolio.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$342,223	37.3%	$298,949	40.9%
Real estate and construction loans	514,035	56.0%	375,743	51.4%
Consumer and other loans	61,244	6.7%	56,449	7.7%

Total loans outstanding	917,502	100.0%	731,141	100.0%
Unamortized loan fees, net of costs	(1,957)		(1,326)
Less: Allowance for loan losses	(11,793)		(8,458)

Net Loans Receivable	903,752		721,357

     *     Includes loans held for sale of $5,415,000 at September 30, 2003 and $6,338,000 at December 31, 2002

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

(Dollars in thousands)	September 30, 2003	December 31, 2002

Loan commitments	$156,810	$114,734
Standby letters of credit	4,774	4,830
Commercial letters of credit	28,282	26,952

     At September 30, 2003, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $4.5 million, which represented an increase of $2.3 million or 104.5% from $2.2 million at December 31, 2002. As of September 30, 2003, the restructured loans totaled $496,000 and are all current. At September 30, 2003, nonperforming assets to total assets was 0.39%, compared to 0.22% at December 31, 2002. The non-performing loans were $4.0 million, which represented an increase of approximately $2.9 million or 263.6% from $1.1 million at December 31, 2002. The non-performing loans consists of the following: two borrowers totaling $1.5 million that are fully secured by real estate and business properties that are valued higher than the loan amounts, a loan in the amount of $312,000 that was transferred from the acquisition of Asiana Bank, a loan for $271,000 that was fully paid subsequent to September 30, 2003, and various loans totaling $1.9 million that are attributable to all branches and departments. At September 30, 2003, nonperforming loans to total gross loans was 0.43%, compared to 0.15% at December 31, 2002. At December 30, 2003, we had $4.0 million in impaired loans with a reserved amount of $1.9 million, compared to $1.8 million in impaired loans with a reserved amount of $743,000 at December 30, 20032.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Nonaccrual loans	$3,977	$1,064
Loan past due 90 days or more, still accruing	—	18

Total Nonperforming Loans	3,977	1,082
Other real estate owned	—	36
Restructured loans	496	1,067

Total Nonperforming Assets	$4,473	$2,185
Nonperforming loans to total gross loans	0.43%	0.15%
Nonperforming assets to total assets	0.39%	0.22%

Allowance for Loan Losses

     We maintain an allowance for credit losses to absorb losses inherent in the loan portfolio. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which includes the formula allowance and specific allowances for identified problem loans.

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pools and undisbursed commitments graded Pass (less cash secured loans), Special Mention, Substandard, and Doubtful.

     Central to the migration analysis is our credit risk rating system. Both internal, contracted external, and regulatory credit reviews are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, volatility of the market value of collateral, and our lien position; and the financial strength of the guarantors

     To calculate our various loan factors, we use an eight-quarter rolling average of historical losses detailing charge-offs, recoveries, and loan type pool balances to determine the estimated credit losses for non-classified and classified loans. Also, in order to reflect the impact of recent events, the eight-quarter rolling average has been weighted. The most recent four quarters have been assigned a 60% weighted average and the older four quarters have been assigned a 40% weighted average.

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

     The allowance for loan losses was $11.8 million at September 30, 2003, compared to $7.1 million at September 30, 2002. We recorded a provision of $3.8 million during the nine months ended September 30, 2003, mainly due to an increase in our loan portfolio and classified loans. Average gross loans (net of unearned) increased $220.1 million or 38.5% to $792.2 million for the nine months ended September 30, 2003, compared to $572.1 million for the same period of 2002. During the nine months of 2003, we charged off $1.4 million and recovered $267,000. The allowance for loan losses was 1.29% of gross loans at September 30, 2003, compared to 1.07% at September 30, 2002. The total classified loans at September 30, 2003 were $10.3 million, compared to $2.1 million at September 30, 2002.

     We believe the level of allowance as of September 30, 2003 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2003	2002

	(Dollars in thousands)
LOANS:
Average gross loans	$792,213	$572,100
Total gross loans at end of period	915,545	663,444
ALLOWANCE:
Balance-beginning of period	8,458	6,710
Less: Loan Charged off:
Commercial	923	1,737
Consumer	416	150
Real Estate and Construction	12	—

Total loans charged off	1,351	1,887
Plus: Loan Recoveries
Commercial	213	794
Consumer	32	90
Real Estate and Construction	22	11

Total loan recoveries	267	895
Net loans charged off	1,084	992
Provision for loan losses	3,750	1,350
Allowance made with business acquisition	669	—
Balance-end of period	$11,793	$7,068

Net loan charge-offs to average total lonas	0.14%	0.17%
Net loan charge-offs to total loans at end of period	0.12%	0.15%
Allowance for loan losses to average total loans	1.49%	1.24%
Allowance for loan losses to total loans at end of period	1.29%	1.07%
Net loan charge-offs to beginning allowance	12.82%	14.78%
Net loan charge-offs to provision for loan losses	28.91%	73.48%

Deposits and Other Borrowings

     Deposits are our primary source of funds to use in lending and investment activities. At September 30, 2003, our deposits increased by $132.5 million or 16.2% to $949.4 million from $816.9 million at December 31, 2002. Asiana deposits accounted for $29.3 million or 22.1% of the increase. Demand deposits totaled $295.4 million, which represented an increase of $58.5 million or 24.7% from $236.9 million at December 31, 2002. Time deposits over $100,000 totaled $306.2 million, which represented an increase of $38.0 million or 14.2% from $268.2 million at December 31, 2002. Other interest-bearing demand deposits, including money market and super now accounts, totaled $98.7 million, which represented an increase of $17.6 million or 17.6% from $83.9 million at December 31, 2002.

     At September 30, 2003, 31.1% of the total deposits were non-interest bearing demand deposits, 42.2% were time deposits, 16.3% were savings accounts, and 10.4% were interest bearing demand deposits. By comparison, at December 31, 2002, 29.0% of the total deposits were non-interest bearing demand deposits, 43.4% were time deposits, 17.3% were savings accounts, and 10.3% were interest bearing demand deposits.

     At September 30, 2003, we had a total of $40.9 million in time deposits brought in through brokers and $45.0 million in time deposits from the State of California Treasurer’s Office. The deposits from the Sate of California Treasurer’s Office were collateralized with our securities with an amortized cost of $58.7 million. The detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate

$3,585,000	07/16/03	10/16/03	1.05%
14,931,000	07/16/03	01/16/04	1.25%
5,000,000	08/29/03	02/27/04	1.15%
5,233,000	08/29/03	05/28/04	1.35%
5,063,000	08/06/03	08/06/04	1.35%
5,000,000	08/29/03	08/27/04	1.45%
2,090,000	02/16/01	02/16/06	5.65%

$40,902,000			1.49%

State Deposits	Issue Date	Maturity Date	Rate

$$10,000,000	08/08/03	02/04/04	1.08%
10,000,000	09/11/03	03/12/04	1.08%
5,000,000	07/08/03	10/08/03	0.93%
20,000,000	04/23/03	10/23/03	1.25%

$45,000,000			1.14%

     In October of 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loan and/or securities with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at September 30, 2003. All FHLB advances were fixed rates.

FHLB Advances	Issue Date	Maturity Date	Rate

$15,000,000	09/25/03	12/19/03	1.11%
5,000,000	02/04/02	02/04/04	3.39%
35,000,000	03/07/03	03/08/04	1.18%
5,000,000	04/26/02	03/31/04	3.53%
5,000,000	05/05/03	03/31/05	1.72%
5,000,000	10/19/00	10/19/07	6.70%

$70,000,000			1.92%

     Nara Bancorp established special purpose trusts in 2001, 2002, and 2003 for the purpose of issuing Preferred Securities (the “Trust Securities”). The trusts exist for the sole purpose of issuing Trust Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by Nara Bancorp. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Junior Subordinated Debentures are guaranteed by Nara Bancorp to the extent the trusts have funds available thereof. The obligation of Nara Bancorp under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of Nara Bancorp and are structurally subordinated to all liabilities and obligations of Nara Bancorp’s subsidiaries. The table below summarizes the outstanding Junior Subordinated Debentures issued by each special purpose trust and the debentures issued by Nara Bancorp to each trust as of September 30, 2003.

(Dollars in Thousand)

				TRUST SECURITIES AND JUNIOR
	TRUST SECURITIES			SUBORDINATED DEBENTURES

			PRINCIPAL		ANNUALIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES

Nara Bancorp	March	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Capital Trust I	2001
Nara Statutory	March	$8,000	$8,248	3/26/2032	3 Month	March 26, June 26
Trust II	2002				LIBOR + 3.60%	September 26 and
						December 26
Nara Capital	June	$5,000	$5,063	6/15/2033	3 Month	March 15, June 15
Trust III	2003				LIBOR + 3.15%	September 15 and
						December 15

     The Junior Subordinate Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II and June 15, 2008 with respect to Nara Capital Trust III unless certain events have occurred. The proceeds from the issuance of the Trust Securities were used primarily for corporate purposes.

     The following table shows our contractual obligation as of September 30, 2003:

	Payments due by period

		Less than 1
Contractual Obligations	Total	year	1-3 years	3-5 years	Over 5 years

Trust Preferred Securities	$22,304,495	$—	$—	$—	$22,304,495
Federal Home Loan Bank borrowings	70,000,000	60,000,000	5,000,000	5,000,000	—
Operating Lease Obligations	34,810,592	3,571,782	7,566,237	6,200,513	17,472,060

Total	$127,115,087	$63,571,782	$12,566,237	$11,200,513	$39,776,555

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate capital level, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $81.9 million at September 30, 2003. This represented an increase of $16.5 million or 25.2% over total stockholders’ equity of $65.4 million at December 31, 2002.

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

     At September 30, 2003, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Securities, was $99.1 million. This represented an increase of $21.2 million or 27.2% over total Tier 1 capital of $77.9 million at December 31, 2002. This increase was due to an issuance of $4.7 million trust preferred during the second quarter, an issuance of $8.0 million in approximately 426,000 shares for purchase of Asiana Bank, and a net income of $10.4 million off-set by cash dividends of $1.6 million, of which $537,000, $540,000, and $569,000 were paid in April, July, and October of 2003, respectively. At September 30, 2003, we had a ratio of total capital to total risk-weighted assets of 11.4% and a ratio of Tier 1 capital to total risk weighted assets of 10.2%. The Tier 1 leverage ratio was 9.0% at September 30, 2003.

     As of September 30, 2003, Management believed that the Bank has continued to meet the criteria as a “well capitalized institution” under the regulating framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of September 30, 2003 and December 31, 2002.

	As of September 30, 2003

	Actual		Required		Excess

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$99,057	9.0%	$44,229	4.0%	$54,828	5.0%
Tier 1 risk-based capital ratio	99,057	10.2%	38,862	4.0%	60,195	6.2%
Total risk-based capital ratio	110,850	11.4%	77,724	8.0%	33,126	3.4%

	As of December 31, 2002

	Actual		Required		Excess

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage ratio	$77,863	8.7%	$35,707	4.0%	$42,156	4.7%
Tier 1 risk-based capital ratio	77,863	9.6%	32,293	4.0%	45,570	5.6%
Total risk-based capital ratio	86,321	10.7%	64,585	8.0%	21,736	2.7%

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

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At September 30, 2003, our borrowing capacity included $30.0 million in federal funds line facility from correspondent banks and $91.2 million in unused FHLB advances. In addition to the lines, our liquid assets include cash and cash equivalents, interest bearing deposits in other banks, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $57.4 million at September 30, 2003, compared to $138.1 million at December 31, 2002. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, higher the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At September 30, 2003, our gross loan to deposit ratio was 96.4%.

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of September 30, 2003, the amounts in accumulated OCI associated with these cash flows totaled $1,625,504 (net of tax of $1,083,670), of which $221,763 is expected to be reclassified into interest income within the next 12 months.

Interest rate swaps information at September 30, 2003 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain [1]

$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	$709,517	$20,610
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,223,483	66,667
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	165,990	86,470
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	12,342	128,845
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	—	(29,498)
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	297,479	48,909
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	160,008	47,255
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	140,355	68,074

$140,000,000				$2,709,174	$437,332

1.     Gain included in the consolidated statement of earnings for the nine months ended September 30, 2003, representing hedge ineffectiveness

2.     Prime rate is based on Federal Reserve statistical release H.15

     During the third quarter of 2003, interest income received from the swap counterparties was $893,000, compared to $252,000 for the same quarter of 2002. During the first nine months of 2003, interest income received from the swap counterparties was $2.5 million, compared to $420,000 for the first nine months of 2002. At September 30, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

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

     The following table shows our gap position as of September 30, 2003

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total

	(Dollars in thousands)
Total Investments	11,376	17,215	45,306	71,144	145,041
Total Loans	770,355	17,198	68,883	60,868	917,304

Rate Sensitive Assets	781,731	34,413	114,189	132,012	1,062,345

Deposits
TCD, $100M +	131,365	170,950	3,706	150	306,171
TCD, less than 100M	42,065	51,161	924	29	94,179
MMDA	88,792	—	—	—	88,792
NOW	9,915	—	—	—	9,915
Savings	128,165	10,952	13,078	2,750	154,945
Other liabilities	—	—	—
FHLB Borrowing	15,000	45,000	10,000	—	70,000
Trust Preferred	—	—	—	22,304	22,304

Rate Sensitive Liabilities	415,302	278,063	27,708	25,233	746,306

Interest Rate Swap	(140,000)	—	90,000	50,000	—
Periodic GAP	226,429	(243,650)	176,481	156,779	316,039
Cumulative GAP	226,429	(17,221)	159,260	316,039

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at September 30, 2003, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At September 30, 2003, our net interest income and market value of equity expose related to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated
	Net
	Interest	Market Value
Simulated	Income	Of Equity
Rate Changes	Sensitivity	Volatility

+300 basis points	14.27%	(15.99)%
+200 basis points	9.16%	(11.00)%
+100 basis points	4.40%	(4.58)%
- 100 basis points	(6.86)%	5.32%

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

NARA BANCORP, INC.

Date: November 13, 2003	/s/ Seong Hoon Hong

Seong Hoon Hong
President and Chief Executive Officer
(Principal executive officer)

Date: November 13, 2003
/s/ Timothy Chang

Timothy Chang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document

3.1	Certificate of Incorporation of Nara Bancorp, Inc.[1]

3.2	Bylaws of Nara Bancorp, Inc.[1]

3.3	Amended Bylaws of Nara Bancorp, Inc.[3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc.[2]

4.12	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.19	Agreement to assume deposits and loans from Korea Exchange Bank of New York, Broadway Branch *

10.20	Lease for premise located at 3600 Wilshire Blvd., Los Angeles, CA *

31.1	Rule 13a-14(a)/15d-14(a) Certifications*

31.2	Rule 13a-14(a)/15d-14(a) Certifications*

32.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

* Filed herein