Form 10-Q/A
period 2003-09-30
NARA BANCORP INC
filed 2003-11-24
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission file number: 000-50245

NARA BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4849715

(State of Incorporation)	(IRS Employer Identification No)

3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010
(Address of principal executive offices)

(213) 639-1700
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2003, there were 11,525,089 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.
SIGNATURES

INTRODUCTORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 is being filed solely for the purpose of including Item 2 “Changes in Securities and Use of Proceeds” of Part II “Other Information” of the Form 10-Q. All other information in the original filing remains unchanged.

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On August 25, 2003, we issued an aggregate of 426,185 shares of our common stock in connection with the acquisition of Asiana Bank. The offer and sale of the securities were effected without registration in reliance on the exemption afforded by Section 3(a)(10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing upon the fairness of the terms and conditions of the transaction, by the California Department of Corporations under authority to grant such approval as expressly authorized by the laws of the State of California.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 21, 2003	/s/ Seong Hoon Hong

Nara Bancorp, Inc.
Seong Hoon Hong
President & Chief Executive Officer

Date: November 21, 2003	/s/ Timothy Chang

Nara Bancorp, Inc.
Timothy Chang
Chief Financial Officer