Form 10-K
period 2003-12-31
NARA BANCORP INC
filed 2004-03-15
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File # 000-50245

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) ☒ Yes ☐ No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $202,103,930.

Number of shares outstanding of the Registrant’s Common Stock, as of March 11, 2004: 11,580,089

Portions of the Definitive Proxy Statement that will be filed in connection with the registrant’s Annual Meeting of Stockholders to be held on May 13, 2004 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. BUSINESS

General

     Nara Bancorp, Inc. and subsidiaries (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and consumer financial services through our wholly owned subsidiary, Nara Bank, N.A., a national bank (the “Bank” or “Nara Bank”). During the first quarter of 2001, Nara Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) as part of the reorganization of Nara Bank into a holding company structure. Nara Bank was organized in 1989 and Nara Bancorp was incorporated under the laws of the State of Delaware in 2000. Nara Bancorp’s principal business is to serve as a holding company for Nara Bank and other bank-related subsidiaries, which Nara Bancorp may establish or acquire. Our headquarters are located at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700. Nara Bank’s deposits are insured by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits. Nara Bank is a member of the Federal Reserve System.

     Nara Bancorp currently has five special-purpose subsidiaries that were formed for capital-raising transactions; Nara Capital Trust I, Nara Statutory Trust II, Nara Capital Trust III, Nara Statutory Trust IV, and Nara Statutory Trust V. In March 2000 and 2001, Nara Bancorp established Nara Capital Trust I (“Trust I”) and Nara Statutory Trust II (Trust II”), respectively. The Trust I and Trust II are statutory business trusts. The Trust I issued $10.0 million in trust preferred securities bearing a fixed rate of 10.18%. The interest is payable semi-annually for a 30 year term. Trust II issued $8.0 million in trust preferred securities. In both issuances, we participated as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during its 30-year term based on the 3-month LIBOR plus 3.60 % and is paid quarterly. In June 2003, Nara Bancorp established Nara Capital Trust III (“Trust III”), and in December of 2003 Nara Bancorp established Nara Statutory Trust IV (“Trust IV”) and Nara Statutory Trust V (“Trust V”), respectively. In three separate private placement transactions, the Trusts issued $5.0 million, $5.0 million and $10.0 million with quarterly adjustable rates based on the 3-month LIBLOR plus 3.15%, 2.85%, and 2.95%, respectively, and interests are payable semi-annually for a 30 year term. The statutory business trusts were established as part of our capital planning to compliment our support future growth.

     With the adoption of FIN No. 46, Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2003, under the caption as “junior subordinated debentures.” We record interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company also recorded $2.0 million in other assets in the consolidated statement of financial condition at December 31, 2003 for the common capital securities issued by the issuer trusts.

     Nara Bank, opened for business on June 16, 1989 under the name “United Citizens National Bank’ as a national banking association. The institution’s name was changed to “Nara Bank, National Association” on January 27, 1994. Nara Bank is headquartered at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010. Nara Bank primarily focuses its business in Korean communities in California and in the greater New York City metropolitan area.

     On October 13, 1998, the Bank purchased the Flushing branch of Korea Exchange Bank in New York. The Bank acquired approximately $10.0 million in net loans and assumed approximately $21.0 million in deposits.

     On February 28, 2000, the Bank acquired Korea First Bank of New York for a purchase price of approximately $8.7 million. Korea First Bank of New York had three branches in New York area: one in Manhattan, one in Jackson Heights, and one in Flushing. The Bank acquired approximately $30.5 million in net loans and assumed approximately $67.8 million in deposits.

     On November 29, 2002, the Bank purchased certain loans and deposits from the Industrial Bank of New York. Assumed deposits totaled approximately $49.6 million and the loans purchased totaled approximately $1.3 million.

     On August 25, 2003, the Bank purchased Asiana Bank at a price of $8.0 million in Nara Bancorp stock. Nara Bancorp issued approximately 426,000 shares for this acquisition. Asiana Bank had two branches in Northern California: one branch in Silicon Valley and one branch in Oakland. Both branches have been closed and consolidated into the Bank’s existing branch in both locations. The Bank acquired approximately $22.4 million in net loans and assumed approximately $29.3 million in deposits

     On October 30, 2003, the Bank purchased certain loans and deposits from Korea Exchange Bank, Broadway branch in New York. Assumed deposits totaled approximately $46.2 million and the loans purchased totaled approximately $39.5 million.

     At December 31, 2003, the Bank had two wholly owned subsidiaries. The first subsidiary, Nara Loan Center, is a New Jersey corporation organized in 2000. It is a loan production office, generating mostly SBA loans. The second subsidiary, Nara Real Estate Trust, a Maryland real estate investment trust, was formed in April of 2003. As of December 31, 2003, Nara Real Estate Trust had total assets of $120.0 million.

     Our website address is www.narabank.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available free of charge by visiting our website at www.narabank.com/financial.asp. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Recent Developments

     On March 11, 2004, Nara Bancorp declared a dividend of $0.05 per common share for the first quarter of 2004, which is payable on April 12, 2004 to stockholders of record on March 31, 2004.

     On March 9, 2004, Nara Bank signed a Purchase and Assumption Agreement with Interchange Bank, a New Jersey chartered bank, for the purchase of the Hackensack branch of Interchange. Upon closing of this transaction, Nara Bank will assume approximately $1.5 million in deposits, and no loans. The purchase will allow Nara Bank to expand its branch network to the New Jersey market and meet the demands of the growing Korean-American community in New Jersey. The transaction is expected to close during the second quarter of 2004 and is subject to normal closing conditions.

Business Overview

     Our principal business activities are conducted through Nara Bank by earning interest on loans and investment securities that are funded by customer deposits and other borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings. The FDIC insures Nara Bank’s deposits up to the maximum legal limits, and the Bank is a member of the Federal Reserve System.

     Through our network of 15 branches and 5 loan production offices, we offer a full range of commercial banking and consumer financial services for our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches, except for our Downtown Los Angeles branch, operates 24-hour automated teller machines. We provide courier services to qualifying customers and have personal banking officers for our key customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary public and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

     A significant amount of our operating income and net income depends on the difference between interest revenue received from interest-earning assets and interest expense paid on interest-bearing liabilities. However, interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions and the policies of various governmental and regulatory authorities, in particular those of the Federal Reserve Board. Although our business may vary with local and national economic conditions, such variations are not seasonal in nature.

Lending Activities

     Commercial Loans

     Commercial loans are extended to businesses for various purposes such as providing working capital, purchasing inventory, purchasing machinery and equipment, debt refinance, business acquisition and other business related financing needs. Commercial loans are typically classified as (1) Short-term loans (or lines of credits), which are often used to finance currents assets such as inventories and accounts receivable, which have terms of one year with interest paid monthly on the outstanding balance and principal balance due at maturity and (2) Long-term loans (or term loans to businesses) have terms of 5 to 7 years with principal and interest paid monthly. The credit-worthiness of our borrowers is determined before the loan is originated and periodically reviewed to ascertain credit quality for both short-term and long-term loans. Commercial loans are typically collateralized by the borrower’s business assets and/or real estate. Recently, the Bank began making commercial loans in the U.S. that are secured by real estate located in South Korea. This program is being offered in conjunction with Hana Bank, South Korea’s third largest commercial bank. We do not expect the loans made on South Korean Real Estate Collateral loans to make up significant portion of our loan portfolio. We also offer small business loans to smaller retail businesses up to $100,000 with terms of 3 to 5 years at a fixed interest rate.

     Our commercial loan portfolio includes trade finance loans from the Bank’s International Department, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventories) of the subject business. The department also issues and advises and letters of credit for export and import businesses

     Commercial Real Estate Loans

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

     Small Business Administration Loans

     Small Business Administration (SBA) 7(a) loans are typically extended for the purpose of providing working capital, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisition, start-up financing, or to purchase/construct owner-occupied commercial property. SBA 7(a) loans typically are term loans with maturities ranging from 7 to 10 years for business only related loans and are 25 years for real estate related loans. SBA loans are fully amortized with payment of principal and interest monthly. SBA loans normally provide for floating interest rates and are secured by business assets and/or real estate. Each loan is typically guaranteed 75% to 85% by the U.S. Small Business Administration depending on the loan amount, with a maximum loan amount per borrower of $750,000.

     The SBA 7(a) loans we generate represent an important segment of our non-interest income because of our ability to sell the guaranteed portion in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. Thus, in addition to the interest yield earned on the un-guaranteed portion of the SBA loans that we retained, we recognize income from the gains on the sales and from loan servicing on the SBA loans sold in the secondary market.

     SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for 20 years or the life of the asset being financed. SBA 504 loans are financed as participation between the Bank and the U.S. SBA through a Certified Development Company “CDC”. Generally, the loans are structured as 50% Bank first deed of trust (“T/D”), 40% second T/D (SBA), and 10% injection by borrower. Rates for the first T/D Bank loans are subject to normal bank commercial rate and the second T/D SBA loans are fixed for the life of the loans with the U.S. Treasury rate used as its index.

     All our SBA loans are handled through Nara Bank’s SBA Loan department. The SBA loan department is staffed by loan officers who provide assistance to qualified businesses. For SBA 7a loans, we attained our initial SBA Preferred Lender status in the Los Angeles and Santa Ana districts on January 16, 1997. SBA Preferred Lender status is the highest designation awarded by the U.S. Small Business Administration and generally facilitates the marketing and approval process for SBA loans. We have since attained SBA Preferred Lender statuses in San Francisco, Seattle, Spokane, Illinois, Atlanta, New York, New Jersey, Virginia, Baltimore, Washington D.C. and Denver.

     Consumer Loans

     Consumer loans are extended for automobile and home equity loans with a majority of the consumer loan portfolio currently consisting of automobile loans. Referrals from automobile dealers comprise the majority of originations for automobile loans. We offer fixed rate loans to buyers who are not qualified for automobile dealers’ most preferential loan rates for new and used car financing. We offer home equity loans and lines up to 89% of the appraisal value. Recently, the Bank has started to accept South Korean real estate as security on a select few loans.

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

	At December 31,
(dollars in thousands)	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Manufacturing	$73,675	7.4%	$48,245	6.6%	$38,665	7.6%	$36,142	10.0%	$30,072	12.6%
Wholesale Trade	174,195	17.4%	127,659	17.5%	109,112	21.4%	89,609	24.7%	71,283	29.8%
Retail Trade	158,821	15.9%	126,988	17.4%	85,515	16.8%	61,282	16.9%	35,878	15.0%
Services	198,940	19.9%	138,203	18.9%	104,669	20.6%	63,792	17.6%	25,702	10.8%
Finance, Insurance, Property Management	355,557	35.5%	248,417	34.0%	129,495	25.4%	75,567	20.8%	48,453	20.3%

Total	961,188		689,512		467,456		326,392		211,388
Gross Loans, net of unearned *	$1,001,265		$729,815		$508,850		$362,704		$238,931

*	Includes loans held for sale: $3,926,885 in 2003, $6,337,519 in 2002, $3,657,842 in 2001, and $168,250 in 1999

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

     Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designed as available-for-sale at the time of purchase. At December 31, 2003, we had $2.0 million in securities held-to- maturity and $126.4 million in securities available-for-sale. We purchased $92.4 million and sold $21.6 million in investment securities during 2003.

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

Borrowing Activities

     When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our corresponding banks and the Federal Reserve Bank, also known as the FRB. The maximum amount that we currently are authorized to borrow from our correspondent banks is $46 million on an overnight basis. In addition to the correspondent banks, the maximum amount that we may borrow from the FRB discount window is 97% of the market value of the pledged security. At December 31, 2003, the par value of the pledged security was $5.0 million.

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

Market Area and Competition

     Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area, Silicon Valley (Santa Clara County), and the New York metropolitan area, each of which have high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers as well as strong competition amongst the banks serving the Korean-American communities. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business — Supervision and Regulation — Financial Services Modernization Legislation.”

     We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we do. We have 15 branch offices located in Los Angeles, Orange County, Oakland, Silicon Valley, New York and 5 loan production offices located in Seattle, Chicago, New Jersey, Atlanta, and Virginia.

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

     Our business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and Nara Bank of future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of Nara Bancorp and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations of us or any of our subsidiaries. See “Item 1. Business - Supervision and Regulation below.”

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

     In February 2002, Nara Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. During 2002, management took steps to comply with the Consent Order and to further compliance with the Bank Secrecy Act, including, but not limited to, the implementation of new IT systems and the expansion of employee training programs. On January 22, 2003, the OCC terminated the Consent Order, and as of such date Nara Bank was no longer subject to its requirements.

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

     To date, the SEC and the securities exchanges have implemented most of the requirements of the SOA. However, the SEC continues to issue final rules and interpretations in connection with the new requirements, and we intend to review these new requirements and comply as required. Although we anticipate that we will incur additional expense in complying with the new requirements under SOA and applicable rules and regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

     USA Patriot Act of 2001

     On October 26, 2001, the President signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and

•	filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

     On May 9, 2003, the Department of Treasury, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification. We were required to comply with this rule by October 1, 2003. We have implemented and will continue to implement the provisions of the Patriot Act as such provisions become effective. We currently maintain and will continue to maintain policies and procedures to comply with the Patriot Act requirements. At this time, we do not expect that the Patriot Act will have a significant impact on our operations.

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

     Dividends and Other Transfers of Funds

     Dividends from Nara Bank constitute the principal source of income to Nara Bancorp. Nara Bancorp is a legal entity separate and distinct from Nara Bank. Nara Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Nara Bancorp. Under such restrictions, the amount available for payment of dividends to Nara Bancorp by Nara Bank totaled $56.8 million at December 31, 2003. In addition, the OCC and the FRB have the authority to prohibit Nara Bank from paying dividends, depending upon Nara Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     Transactions with Affiliates

     Nara Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Nara Bancorp or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Nara Bancorp or other affiliates. Such restrictions prevent Nara Bancorp and such other affiliates from borrowing from Nara Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Nara Bank to or in Nara Bancorp or to or in any other affiliate are limited in the amounts indicated below for “covered transactions” under Regulation W. California law also imposes certain restrictions with respect to transactions involving Nara Bancorp and other controlling persons of Nara Bank. Additional restrictions on transactions with affiliates may be imposed on Nara Bank under the prompt corrective action provisions of federal law. See “- Prompt Corrective Action and Other Enforcement Mechanisms.”

     Regulation W. During 2003 the Federal Reserve Board’s newly-issued Regulation W became effective, which codifies prior regulations under and interpretative guidance with respect to transactions with affiliates. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” (as defined below) with affiliates:

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

     Capital Requirements

     The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. As of December 31,2003, Nara Bank’s total risk-based capital ratio was 10.4%.

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

     On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

     The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2003.

	As of December 31, 2003 (Dollars in thousands)
Nara Bancorp	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets	$106,632	8.8%	$48,255	4.0%	$58,377	4.8%
Tier 1 risk-based capital ratio	$106,632	9.8%	$43,414	4.0%	$63,218	5.8%
Total risk-based capital ratio	$127,907	11.8%	$86,829	8.0%	$41,078	3.8%

	As of December 31, 2003 (Dollars in thousands)
Nara Bank	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to average assets	$100,167	8.3%	$48,256	4.0%	$51,911	4.3%
Tier 1 risk-based capital ratio	$100,167	9.2%	$43,365	4.0%	$56,802	5.2%
Total risk-based capital ratio	$112,638	10.4%	$86,730	8.0%	$25,908	2.4%

     In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. For further discussion of our Capital, see Capital Resources under “Management Discussion and Analysis.”

     Prompt Corrective Action and Other Enforcement Mechanisms

     Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the

Federal Savings and Loan Insurance Corporation. The current FICO assessment rate for BIF-insured deposits is $0.016 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

     Community Reinvestment Act and Fair Lending Developments

     We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

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

     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, we believe that Nara Bank was in compliance with these requirements.

Employees

     As of December 31, 2003, we had 320 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good. See Item 4(a) below for a list of executive officers.

Factors That May Impact Our Business or the Value of Our Stock

     Set forth below are certain factors that may affect our financial results and operations, which you should consider when evaluating our business and prospects.

Deterioration of economic conditions in California, New York or South Korea could adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean communities in California and in the greater New York City metropolitan area. A deterioration in economic conditions in our market areas could have a material adverse impact on the quality of our business. An economic slowdown in

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

     A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2003, approximately 48.7% of the value of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

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

     Changes in Governmental regulation may impair our operations or restrict our growth. We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the Comptroller of the Currency. In addition to governmental supervision and regulation, Nara Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. Nara Bancorp is subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated. In addition, Nara Bank has an active program of originating and selling loans guaranteed by the Small Business Administration (SBA). There have been recent proposals to the percentage of loan guarantees provided by the SBA on some categories of SBA loans to 50% from 75%. If this occurs, it is likely that we will experience a significant decrease in the number of SBA loans that we originate and sell, particularly the “7(a)” loans. See “Lending Activities” above.

     Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained;

•	the kinds of activities that can be engaged in;

•	the kinds and amounts of investments that can be made;

•	the locations of offices;

•	how much interest can be paid on demand deposits;

•	insurance of deposits and the premiums that must be paid for this insurance; and

•	how much cash must be set aside as reserves for deposits.

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

Accounting Matters

     SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined whether we will adopt the fair value-based method of accounting for stock-based employee compensation in future periods.

     The FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN

45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on our results of operations, financial position or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, we generally included another entity in our consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated if we were subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The provisions of FIN 46R are required to be adopted prior to the first reporting period that ends after March 15, 2004. Our adoption of FIN 46 and FIN46R did not have a significant impact on our financial position, results of operations, or cash flows.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although we anticipate that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on our consolidated financial statements.

Item 2. PROPERTIES

     Our principal executive offices are located at 3701 Wilshire Blvd., Los Angeles, California 90010. We conduct our operations through nine full branch offices, six mini branch offices and four loan production offices located throughout California, in the greater New York City metropolitan area and in Chicago, Seattle, New Jersey, and Atlanta. We lease all of our offices. We believe our present facilities are adequate for our present needs. We also believe that, if necessary, we could secure suitable alternative facilities or similar terms, without adversely impacting operations. The locations of our full branch offices, including headquarters are as follows:

Office Name	Address
Cerritos	4875 La Palma Avenue, La Palma, CA 90623
Downtown	1122 S. Wall Street, Los Angeles, CA 90015
Flushing	138-02 Northern Blvd., Flushing, NY 11354
Headquarters	3701 Wilshire Blvd, Suite 220, Los Angeles, CA 90010
Jackson Heights	78-14 Roosevelt Avenue, Jackson Heights, NY 11372

Manhattan	29 W. 30th Street, New York, NY 10001
Oakland	2250 Broadway, Oakland, CA 94612
Olympic	2727 W. Olympic Blvd., Los Angeles, CA 90006
Silicon Valley	1102 E. El Camino Real, Sunnyvale, CA 94087
Wilshire	3600 Wilshire Blvd, Suite 100-A, Los Angeles, CA 90010

     Our five mini branches are located inside supermarkets and the Aroma office is located inside the Sports Center Building in Los Angeles. The locations are as follows:

Office Name	Address
Aroma	3680 Wilshire Blvd., Suite 106, Los Angeles, CA 90010
Fullerton	5301 Beach Blvd., Buena Park, CA 90621
Glendale	831 N. Pacific Ave., Glendale, CA 91203
Torrance	3030 W. Sepulveda Blvd., Torrance, CA 90505
Valley	17369 Sherman Way, Van Nuys, CA 91406
Diamond Bar	21080 Golden Springs Drive, Diamond Bar, CA 91789

     We currently have five loan production offices to promote SBA loans. We have SBA Preferred Lender status in those areas. The locations are as follows:

Office Name	Address
Atlanta	3510 Shallowford Road, Suite 207, Atlanta, GA 30341
Chicago	5901 N. Cicero Avenue Suite 508, Chicago, IL 60646
New Jersey	118 Broad Avenue Suite N-11, Palisades Park, NJ 07650
Seattle	12600 S.E. 38th Street, Suite 230, Bellevue, WA 98006
Virginia	7023 Little River Turnpike Suite 206 Annandale, VA 22003

Item 3. LEGAL PROCEEDINGS

     We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

     Item 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are executive officers of Nara Bancorp and officers who are deemed to be executive officers of Nara Bancorp. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers.

Benjamin B. Hong- Chief Executive Officer and President — Age 71

     Mr. Hong has served as President and Chief Executive Officer of Nara Bank since 1994 and as President and Chief Executive Officer of Nara Bancorp since February 2001. Mr. Hong previously served as President and Chief Executive Officer of Hanmi Bank from 1988 to 1994. Mr. Hong briefly retired from September 2, 2003 to December 1, 2003 when Mr. Seong-Hoon Hong served as President and CEO of Nara Bank and Nara Bancorp. In December 2003, Mr. Hong returned as Interim President and CEO after Mr. Seong-Hoon Hong resigned. Mr. Hong is currently acting as Interim President and CEO until the board appoints a successor.

Min Jung Kim – Executive Vice President and Chief Operating Officer — Age 44

     Ms. Kim has served as Executive Vice President and Chief Operating Officer of Nara Bank and Nara Bancorp since November 2003. Mr. Kim previously served as Executive Vice President and Credit Officer of Nara Bank since 1995 and as Executive Vice President and Chief Credit Officer of Nara Bancorp since February 2001. Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank from 1992 to 1995.

Timothy Chang – Senior Vice President and Chief Financial Officer — Age 35

Mr. Chang has served as Senior Vice President and Chief Financial Officer of Nara Bank and Nara Bancorp since 2003 . Mr. Chang previously served as Vice President and Treasurer of Nara Bank from 2000 to 2003.

Bonita Lee – Senior Vice President and Chief Credit Officer — Age 41

     Ms. Bonita Lee has served as Senior Vice President and Chief Credit Officer of Nara Bank since 2003. Ms. Lee previously served as Senior Vice President and Credit Administrator from February 2000 to 2003. She joined the Bank in November of 1993 and served in various positions in lending department.

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

     There were 11,582,700 shares of common stock held by approximately 1,655 beneficial owners and 598 registered owners as of February 29, 2004. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of Nara Bancorp and Nara Bank, as applicable, for each quarter within the last two fiscal years. Sales prices represent actual sales of which our management has knowledge. Prices adjusted to reflect the effect of stock split which took effect in March 17, 2003

Quarters ended:	High Sales Price	Low Sales Price
March 31, 2002	$10.88	$7.87
June 30, 2002	$11.83	$10.63
September 30, 2002	$11.74	$7.92
December 31, 2002.	$11.05	$8.49
March 31, 2003	$13.35	$10.28
June 30, 2003	$18.73	$12.43
September 30, 2003	$21.62	$17.14
December 31, 2003.	$27.95	$18.12

     Dividends

     The following table shows cash dividends declared during 2003.

Declaration Date	Payable Date	Record Date	Amount
December 1, 2003	January 12, 2004	December 31, 2003	$0.05/share
August 25, 2003	October 10, 2003	September 30, 2003	$0.05/share
May 28, 2003	July 10, 2003	June 30, 2003	$0.05/share
February 18, 2003	April 11, 2003	March 31, 2003	$0.05/share

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

Item 6. SELECTED FINANCIAL DATA

     The following table presents selected financial and other data of Nara Bancorp and prior to the February 2001 reorganization, financial and other data of Nara Bank, for each of the years in the five-year period ended December 31, 2003. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of Income Data
Total interest income	$61,425	$48,571	$47,860	$41,602	$25,256

Total interest expense	15,934	13,464	16,970	14,149	7,919

Net interest income before provision for (recapture of) loan losses	45,491	35,107	30,890	27,453	17,337
Provision for (recapture of) loan losses	5,385	2,686	750	(1,100)	3,395
Non-interest income	20,378	18,001	15,324	13,518	8,024
Non-interest expense	37,305	32,341	28,364	24,830	16,337

Income before income tax provision and cumulative effect of a change in accounting principle	23,179	18,081	17,100	17,241	5,629
Income tax provision	8,866	6,777	6,316	6,784	1,657

Net income before cumulative effect of a change in accounting principle	14,313	11,304	10,784	10,457	3,972
Cumulative effect of a change in accounting principle.	—	4,192	—	—	—

Net Income	$14,313	$15,496	$10,784	$10,457	$3,972

Per Share Data:
Earnings before cumulative effect of a change in accounting principle – basic	$1.30	$1.03	$0.98	$1.04	$0.42
Earnings before cumulative effect of a change in accounting principle– diluted	1.24	0.98	0.93	0.99	0.40
Earnings after cumulative effect of a change in accounting principle – basic	1.30	1.41	0.98	1.04	0.42
Earnings after cumulative effect of a change in accounting principle– diluted	1.24	1.35	0.93	0.99	0.40
Book value (period end)	7.35	6.11	4.97	4.07	3.03
Number of common shares outstanding (period end)	11,560,089	10,690,630	11,145,674	10,923,858	8,807,506
Statement of Financial Condition Data — At Period End:
Assets	$1,260,028	$980,484	$679,438	$602,563	$359,090
Securities	128,414	104,402	69,455	70,659	33,331
Loans, net	988,794	721,357	502,141	355,724	235,479
Deposits	1,061,415	816,918	589,844	527,709	319,869
Federal Home Loan Bank Borrowings	60,000	65,000	5,000	5,000	N/A
Junior Subordinated Debenture	39,268	18,648	10,400	N/A	N/A
Stockholders’ equity	84,997	65,369	55,427	44,512	26,726
Average Balance Sheet Data:
Assets	$1,087,041	$786,218	$635,337	$479,898	$312,757
Securities	135,362	90,460	70,615	50,244	22,622
Loans, net	828,796	600,075	447,225	307,382	205,991
Deposits	895,883	649,829	550,356	428,872	280,283
Stockholders’ equity	75,284	62,224	50,447	34,496	24,944
Selected Performance Ratios:
Return on average assets before cumulative effect	1.32%	1.44%	1.70%	2.18%	1.27%
Return on average assets after cumulative effect	N/A	1.97%	N/A	N/A	N/A
Return on average stockholders’ equity before cumulative effect	19.01%	18.17%	21.38%	30.31%	15.92%
Return on average stockholders’ equity after cumulative effect	N/A	24.90%	N/A	N/A	N/A
Net interest spread (1)	3.92%	4.03%	3.97%	4.83%	4.87%
Net interest margin (2)	4.51%	4.86%	5.40%	6.53%	6.37%
Average shareholders’ equity to average assets	6.93%	7.91%	7.94%	7.19%	7.98%
Regulatory Capital Ratio:
Leverage: Bank	8.30%	9.26%	8.46%	7.66%	7.23%
Bancorp	8.84%	8.72%	9.64%	N/A	N/A
Tier 1 risk-based Bank	9.25%	10.00%	9.47%	10.03%	9.01%
Bancorp	9.82%	9.64%	10.91%	N/A	N/A
Total risk-based Bank	10.40%	11.05%	10.92%	11.49%	11.49%
Bancorp	11.78%	10.69%	12.37%	N/A	N/A

	For The Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Asset Quality:
Nonaccrual loans	$4,855	$1,064	$1,720	$2,038	$1,523
Loans 90 days or more past due	209	18	36	—	—

Total nonperforming loans	5,064	1,082	1,756	2,038	1,523
Other real estate owned		36	—	263	44
Restructured loans	529	1,067	—	—	—

Total nonperforming assets	$5,593	$2,185	$1,756	$2,301	$1,567
Asset Quality Ratios:
Nonaccrual loans to net loans	0.49%	0.15%	0.34%	0.57%	0.65%
Nonaccrual assets to total assets	0..39%	0.11%	0.25%	0.34%	0.42%
Allowance for loan losses to net loans	1.26%	1.17%	1.34%	1.96%	1.47%
Allowance for loan losses to nonaccrual loans	256.87%	794.92%	390.12%	342.49%	226.66%
Net charge-offs to average net loans	0.20%	0.17%	0.33%	0.83%	1.32%

(1)	Difference between the average yield on interest-earning assets and average rate paid on interest-bearing liabilities.

(2)	Net interest income expressed as a percentage of average total interest-earning assets.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In accordance with SFAS No. 115, securities are classified as held-to-maturity, available-for-sale, or trading. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity and are recorded at amortized cost. Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to the sale of securities are calculated using the specific identification method. All other securities are classified as available for sale with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in current earnings rather than in other comprehensive income. We did not have any impaired investment securities during 2003.

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

     As part of our asset and liability management strategy, we have entered into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective for the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the impact of the interest rate fluctuations on interest rate margin. The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets is recorded as a component of accumulated other comprehensive income (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss directly to the consolidated statement of income as a part of non-interest income. Currently, fair value of the interest rate swaps is estimated by discounting the future cash flows using the discount rate that was adjusted by the yield curve.

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

Net Income

     Our income before the cumulative effect of a change in accounting principle was $14.3 million for 2003 as compared to $11.3 million for 2002 and $10.8 million for 2001, representing an increase of 26.5% for 2003 and 4.6% for 2002. On a per diluted share basis, net earnings was $1.24, $0.98, and $0.93, for 2003, 2002 and 2001, respectively. The annualized return on average assets was 1.32% for 2003, as compared to 1.44% for 2002 and 1.70% for 2001. The annualized return on average equity was 19.01% for 2003, compared with 18.17% for 2002 and 21.38% for 2001.

     The cumulative effect of the change in accounting principle, related to the one-time recognition of negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, resulted in an increase of $4.2 million of income, for a total net income for the year ended December 31, 2002 of $15.5 million or $1.35 per diluted share.

     During 2003, the increase in net income was primarily attributable to higher net interest income resulting from growth in the loan portfolio and lower interest paid on interest-bearing liabilities. Net income in 2002 over 2001 also increased primarily due to growth in the loan portfolio despite a decline in net interest margin from a rate cut by the Federal Reserve, and an increase in non-interest income offset by higher non-interest expenses

     The following table summarizes increases and decreases, as applicable, in income and expense for the years indicated.

Operations Summary

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(Dollars in thousands)	2003	Amount	%	2002	Amount	%	2001
Interest income	$61,425	$12,854	26.5%	$48,571	$711	1.50%	$47,860
Interest expense	15,934	2,470	18.3%	13,464	(3,506)	-20.7%	16,970

Net interest income	45,491	10,387	29.6%	35,107	4,217	13.7%	30,890
Provision for (recapture of) loan losses	5,385	2,699	100.5%	2,686	1,936	258.1%	750
Non-interest income	20,378	2,377	13.2%	18,001	2,677	17.5%	15,324
Non-interest expense	37,305	4,964	15.3%	32,341	3,977	14.0%	28,364

Income before income tax	23,179	5,098	28.2%	18,081	981	5.7%	17,100
Income tax provision	8,866	2,089	30.8%	6,777	461	7.3%	6,316

Income before cumulative effect of a change in accounting principle	14,313	3,012	26.6%	11,304	520	4.8%	10,784

Cumulative effect of a change in accounting principle	—	—	—	4,192	—	—	—

Net income	$14,313	$(1,180)		$15,496	$520		$10,784

Net Interest Income and Net Interest Margin

     Net interest income was $45.5 million for the year ended December 31, 2003 as compared to $35.1 million for 2002 and $30.9 million for 2001. Net interest margin was 4.5% for the year ended December 31, 2003 as compared to 4.9% for 2002 and 5.4% for 2001. Average interest-earning assets were $1,009.3 million for 2003 as compared to $722.0 million for 2002 and $572.2 million for 2001.

     The increase of $10.4 million or 29.6 % in net interest income for 2003 over 2002 was primarily due to a 39.8% increase in average interest-earning assets, mostly in loan portfolio. The decrease in net interest margin for 2003 over 2002 was primarily due to a decline in interest rates, particularly a 25 basis cue in interest rate cut in June 2003 as well as a carryover effects of a 50 basis rate cut in November 2002. Despite 75 basis points lower in prime rate for 2003 over 2002, our net interest margin only decreased 35 basis points due to income on interest rate swaps and repricing of our interest-bearing liabilities.

     The increase of $4.2 million or 13.6% in net interest income for 2002 over 2001 was primarily due to an increase in the size of our loan portfolio. Despite the increase of $149.8 million or 26.2% in average interest-earning assets, our net interest income only increased 13.6% due to a decrease in interest margin. Net interest margin decreased 50 basis points or 9.3% to 4.9% for 2002 from 5.4% for 2001. The decrease was due to a 175 basis point cut in the prime rate during the fourth quarter of 2001, which have repriced our quarterly adjusted loans as of January 1, 2002 and additional 50 basis point rate cut in November of 2002. However, we were able to maintain the net interest spread at approximately 4.0%.

  Interest income

     Interest income was $61.4 million for the year ended December 31, 2003 as compared to $48.6 million for 2002 and $47.9 million for 2001. The average yield on interest-earning assets was 6.1% for the year ended December 31, 2003 compared to 6.7% for 2002 and 8.4% for 2001.

     The increase of $12.8 million or 26.5% in interest income in 2003, compared to 2002 was primarily due to an increase in average earning assets, mostly in our loan portfolio. Average interest-earning assets increased $287.3 million or 39.8% to $1,009.3 million for 2003 from $722.0 million for 2002. Interest and fee income on loans increased $12.0 million or 28.0% to $54.9 million for 2003 from $42.9 million for 2002. This increase is primarily due to a 38.1% increase in average net loans to $828.8 million for 2003 from $600.1 million for 2002. Also included in interest income on loans was $3.4 million received on interest rate swap transactions. Approximately $15.5 million is attributable to growth in loan volume, offset in part by a reduction of $3.5 million due to decline in rates. The average yield on net loans decreased to 6.6% in 2003 from 7.2% in 2002. Interest income on securities and other investments slightly increased $800,000 or 15.4% to $6.0 million for 2003 from $5.2 million for 2002, primarily due to an increase in our investment portfolio.

     The increase of $711,000 or 1.5% in interest income in 2002, as compared to 2001 was primarily due to an increase in our loan portfolio. Average interest-earning assets increased $149.8 million or 26.2% to $722.0 million for 2002 from $572.2 million for 2001. Interest and fee income on loans (including the effect of interest rate swaps) increased $2.4 million or 5.9% to $42.9 million for 2002 from $40.5 million for 2001. This increase is primarily due to a 34.2% increase in average net loan portfolio to $600.1 million for 2002, from $447.2 million for 2001. Approximately $12.0 million in interest income is attributable to growth in loan volume, offset in part by a reduction of $9.6 million due to decline in rates. The average yield on net loans decreased to 7.2% in 2002, from 9.0% in 2001. Interest income on securities and other investments increased $300,000 or 6.1% to $5.2 million for 2002 from $4.9 million for 2001, primarily due to an increase in investment securities portfolio.

  Interest Expense

     Deposits

     Interest expense on our deposits was $12.8 million for the year ended December 31, 2003 as compared to $10.6 million for 2002 and $15.5 million for 2001. The average cost of interest-bearing deposits was 2.0% for the year ended December 31, 2003, as compared to 2.4% for 2002 and 4.2% for 2001. The average cost of deposits was 1.4% for 2003, as compared to 1.6% for 2002 and 2.8% for 2001.

     The increase of $2.2 million or 20.8% in interest expense on deposits for 2003, as compared to 2002, was primarily due to an increase in the volume of average interest-bearing deposits. Average interest-bearing deposits increased $192.8 million or 43.8% to $633.0 million for 2003, from $440.2 million for 2002. The decrease in average cost of the deposits was primarily due to the repricing of higher cost deposits during the year. The cost of average interest-bearing deposits decreased 50 basis points during the year, primarily due to a decrease in market rates.

     The decrease of $4.9 million or 31.6% in interest expense on deposits for 2002, as compared to 2001, was primarily due to a decrease in the cost of deposits despite the increase in average interest-bearing deposits. Average interest-bearing deposits increased $70.0 million or 18.9% to $440.2 million for 2002, from $370.2 million. The decrease in average cost of deposits was primarily due to the lower interest rate environment and repricing of higher-cost certificates of deposits. The cost of our average interest-bearing deposits decreased 177 basis points during the year.

  Borrowings

     Interest expense on our borrowings, including junior subordinated debentures, was $3.2 million for the year ended December 31, 2003 as compared to $2.9 million for 2002 and $1.5 million for 2001. The average cost of borrowings was 3.2% for the year ended December 31, 2003 as compared to 4.8% for 2002 and 9.0% for 2001.

     The increase of $300,000 or 10.3% in interest expense on borrowings for 2003, as compared to 2002 was primarily due to an increase in FHLB borrowings and three additional Junior Subordinated Debentures issued during the year. Average FHLB borrowings increased $38.2 million or 93.3% to $79.1 million for 2003 compared to $40.9 million for 2002. Additional trust preferred securities of $5.0 million were issued in June of 2003 and $15.0 million was issued in December of 2003.

     The increase of $1.4 million or 93.3% in interest expense on borrowings for 2002, as compared to 2001, was primarily due to increase in average balance partially offset by lower funding costs. The increase in average balance was due to additional issuance of Junior Subordinated Debentures of $8.0 million and an increase in Federal Home Loan Bank advances offset by payoff of subordinated notes with a 9% interest rate. The borrowings from the Federal Home Loan Bank increased to $65.0 million at December 31, 2002, from $5.0 million at December 31, 2001. The decrease in the average cost of borrowings was due to a lower interest rate environment.

Net Interest Margin and Net Interest Rate Spread

     We analyze our earnings performance using, among other measures, the interest rate spread and net interest margin. The interest rate spread represents the difference between the average yield on interest-earning assets and average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin.. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.

     Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on interest-earning assets for each year in the three-year period ended December 31, 2003.

Average Balance Sheet and Analysis of Net Interest Income

	December 31, 2003			December 31, 2002			December 31, 2001
		Interest	Average		Interest	Average		Interest	Average
		Income/	Yield	Average	Income	Yield/	Average	Income/	Yield/
	Average Balance	Expense	/ Rate	Balance	/ Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Net Loans (1)(2)	$828,796	$54,861	6.62%	$600,075	$42,893	7.17%	$447,225	$39,734	9.04%
Time deposits with other banks	91	4	4.40%	557	11	1.97%	2,951	201	6.81%
Securities and others	142,007	6,042	4.25%	93,434	5,185	5.52%	71,792	4,932	6.87%
Federal funds sold	38,382	518	1.35%	27,894	482	1.63%	50,232	2,993	4.53%

Total interest-earning assets	1,009,276	61,425	6.09%	721,960	48,571	6.72%	572,200	47,860	8.36%
Noninterest-earning assets:
Cash and due from bank	30,034			27,135			28,351
Premises and equipment, net	5,300			5,221			5,167
Accrued interest receivable	4,174			3,171			3,517
Intangible assets	3,077			1,290			1,451
Other assets	35,171			27,436			24,651

Total assets	$1,087,041			$786,213			$635,337

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	94,268	1,299	1.38%	82,783	1,453	1.76%	85,815	2,653	3.09%
Savings	151,378	3,199	2.11%	85,786	2,080	2.42%	67,154	2,039	3.04%
Time certificates	387,304	8,276	2.14%	271,646	7,073	2.60%	217,255	10,778	4.96%
Subordinated debentures	—	—	—	3,133	284	9.00%	4,300	387	9.00%
FHLB & other borrowings	79,126	1,609	2.03%	40,932	1,213	2.96%	5,068	342	6.75%
Junior Subordinated Debenture	20,663	1,551	7.51%	15,633	1,361	8.71%	7,332	772	10.53%

Total interest-bearing liabilities.	732,739	15,934	2.17%	499,913	13,464	2.69%	386,924	16,970	4.39%
Noninterest-bearing liabilities
Demand deposits	262,933			209,614			180,132
Other liabilities	16,025			14,462			17,834
Stockholders’ equity	75,284			62,224			50,447
Total liabilities and stockholders’ equity	$1,087,041			$786,213			$635,337

NET INTEREST INCOME AND YIELD:
Net interest income		$45,491			$35,107			$30,890

Net interest margin			4.51%			4.86%			5.40%
Net interest spread			3.92%			4.03%			3.97%

(1)	Loan fees and interest income from interest rate swaps are included in interest income and deferred fees and ALLL are included in net loans as follows (in thousands):

		Deferred	Allowance for
Year ended December 31,	Loan Fees	(Fees) cost	Loan Losses
2001	$1,150	$(650)	$6,710
2002	$1,288	$(1,326)	$8,458
2003	$1,855	$(2,164)	$12,471

(2)	Average loans outstanding including non-accrual loans.

     The following table shows changes in interest income (including loan fees) and interest expense and the amount attributable to variations in interest rates and volumes for the period indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amounts attributable solely to the change in volume and to the change in rate.

	December 31, 2003 compared to			December 31, 2002 compared to
	December 31, 2002			December 31, 2001
	Net	Charge due to		Net	Charge due to
	Increase			Increase
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans and interest rate swaps	$11,968	$(3,487)	$15,455	$2,443	$(9,477)	$11,920
Interest on time deposits with other banks	(7)	7	(14)	(190)	(89)	(101)
Interest on investments	857	(1,404)	2,261	253	(1,059)	1,312
Interest on federal funds sold	36	(93)	129	(1,795)	(1,091)	(704)

TOTAL INTEREST INCOME	$12,854	$(4,977)	$17,831	$711	$(11,716)	$12,426

INTEREST EXPENSE:
Interest on demand deposits	$(154)	$(339)	$185	$(1,200)	$(1,109)	$(91)
Interest on savings	1,119	(296)	1,415	41	(459)	500
Interest on time certificates of deposit	1,202	(1,429)	2,631	(3,704)	(5,961)	2,257
Interest on subordinated notes	(284)	—	(284)	(103)	3	(106)
Interest on FHLB and other borrowings.	396	(470)	866	871	(291)	1,162
Interest on other borrowings	190	(206)	396	589	(154)	743

TOTAL INTEREST EXPENSE	$2,470	$(2,740)	$5,209	$(3,506)	$(7,971)	$4,465

NET INTEREST INCOME	$10,384	$(2,239)	$12,622	$4,217	$(3,814)	$8,031

Provision for loan losses

     The provision for loan losses on loans and leases was $5.4 million for the year ended December 31, 2003 as compared to $2.7 million for 2002 and $750,000 for 2001. The increase of $2.7 million or 96.3% in the provision for loan losses for 2003, as compared to 2002, was primarily due to growth in the loan portfolio and increase in classified loans. Our gross loans (net of unearned) increased $271.8 or 37.2% during 2003. The increase of $1.94 million or 258.7% in the provision for loan losses for 2002, as compared to 2001, was primarily due to growth in the loan portfolio. Our gross loan portfolio (net of unearned) increased $220.9 million or 43.4% during 2002. We use a systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses, which is further adjusted by quarterly provisions charged against earnings.

     Refer to the section “Financial Condition- Allowance for Loan Losses” for a description of our systematic methodology employed in determining an adequate allowance for loan losses.

Noninterest Income

     Noninterest income was $20.4 million for the year ended December 31, 2003 as compared to $18.0 million for 2002 and $15.3 million for 2001. The increase was $2.4 million or 13.3% in 2003 and $2.7 million or 17.5% in 2002.

     The increase in noninterest income in 2003, as compared to 2002, was primarily due to an increase in service charges on deposits and gains on SBA loan sales. Service charges on deposits increased $1.4 million or 21.2% to $7.7 million from $6.3 million for 2002. This increase is due to an increase in non-sufficient fund (“NSF”)

fee income. The NSF fee income increased $1.4 million or 42.4% to $4.7 million for 2003 from $3.3 million for 2002. Gain on sale of SBA loans increased $1.3 million or 40.1% to $4.3 million in 2003 from $3.0 million in 2002. We sold a total of $56.2 million in SBA loans in 2003, which was an increase of $6.2 million or 12.4% from $50.0 million in 2002.

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

     The breakdown of noninterest income by category is reflected below:

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
(Dollars in thousands)	2003	Amount	%	2002	Amount	%	2001

Noninterest Income:
Service charge on deposits	$7,678	$1,344	21.2%	$6,334	$431	7.3%	$5,903
Net gain on sale of SBA loans	4,264	1,221	40.1%	3,043	1,493	96.3%	1,550
International service fee income	2,727	13	0.5%	2,714	275	11.3%	2,439
Wire transfer fees	1,089	114	11.7%	975	15	1.6%	960
Service fee income, net — SBA	854	92	12.1%	762	331	76.8%	431
Earnings on cash surrender value	724	76	11.7%	648	184	39.7%	464
Amortization of negative goodwill	—	—	—	—	(1,324)	100.0%	1,324
Net gain (loss) on sale of premises and equipments	(74)	(124)	-248.0%	50	14	38.9%	36
Gain on sale of securities	854	(159)	-15.7%	1,013	96	10.5%	917
Gain on interest rate swaps	80	(362)	-81.9%	442	442	100.0%	—
Others	2,182	162	8.0%	2,020	720	55.4%	1,300

Total noninterest income	$20,378	$2,377	13.2%	$18,001	$2,677	17.5%	$15,324

Noninterest Expense

     Noninterest expense was $37.3 million for the year ended December 31, 2003 as compared to $32.3 million for 2002 and $28.4 million for 2001. The increase was $5.0 million or 15.3% in 2002 and $3.9 million or 14.0% in 2002.

     The increase in noninterest expense in 2003, as compared to 2002, was primarily due to increases in salaries and benefits, occupancy, and others explained below. Salaries and benefit expenses increased approximately $3.0 million or 17.1% to $20.2 million in 2003, from $17.3 million in 2002. This was primarily due to additional employees for two newly opened branches during the year and a rate increase in group insurance effective at the end of 2002. Occupancy expense also increased $600,000 or 14.6% to $4.8 in 2003, from $4.2 in 2002. This was also due to new branches opened during the year, relocation of our Manhattan office and additional expenses associated with branches of Asiana Bank, which we acquired in August of 2003. Data processing related expense increased approximately $400,000 or 22.8% to $2.1 million in 2003 from $1.7 million in 2002. This increase was primarily due to an increase in number of accounts and transactions from the existing branches as well as the accounts from the acquisitions. Professional fees also increased approximately $200,000 or 13.9% to $2.3 million in 2003 from $2.1 million in 2002. This increase is primarily due to a fee paid to establish Nara Real Estate Trust. and fees related to assumption of loans and deposits of Korea Exchange Bank, Broadway branch. Amortization of intangible assets increased $269,000 or 192.1% to $409,000 in 2003 from $140,000 in 2002. This increase is due to core deposit intangibles created from the assumption of deposits from IBKNY in November of

2002, acquisition of Asiana Bank in August of 2003, and the assumption of deposits from KEB, Broadway in October of 2003.

     The increase in noninterest expense in 2002, as compared to 2001, was primarily due to increases in salaries and benefits, and advertising expenses. Salaries and benefit expense increased approximately $1.2 million or 7.5% to $17.3 million in 2002, from $16.0 million in 2001. This was due to new employees being hired during the second half of 2001 for new branches as well as the addition of personnel for specialized areas, such as compliance, internal audit, and legal to accommodate our growth and to assist us in complying with the Consent Order signed with the Office of the Comptroller of the Currency. Advertising and marketing-related expense increased approximately $665,000 or 77.5% to $1.5 million in 2002, from $858,000 in 2001. This was due to television advertisements we launched in 2002 in California as well as New York.

     A breakdown of noninterest expenses by category is reflected below:

		Increase			Increase
	Year	(Decrease)		Year	(Decrease)		Year
	Ended			Ended			Ended
	2003	Amount	%	2002	Amount	%	2001
(Dollars in thousands)
Noninterest Expenses:
Salaries and benefits	$20,204	$2,950	17.1%	$17,254	$1,210	7.5%	$16,044
Net occupancy	4,793	609	14.6%	4,184	373	9.8%	3,811
Furniture and equipment	1,582	52	3.4%	1,530	240	18.6%	1,290
Advertising and marketing	1,392	(131)	-8.6%	1,523	665	77.5%	858
Regulatory fees	718	180	33.5%	538	47	9.6%	491
Communications	631	51	8.8%	580	(52)	-8.2%	632
Data processing	2,087	388	22.8%	1,699	184	12.1%	1,515
Professional fees	2,339	201	9.4%	2,138	936	77.9%	1,202
Office supplies	447	88	24.5%	359	(45)	-11.1%	404
Directors’ fees	484	64	15.2%	420	45	12.0%	375
Credit related fees	545	(167)	-23.5%	712	111	18.5%	601
Amortization of intangible assets	409	269	192.1%	140	14	11.1%	126
Amortization of goodwill	—	—	N/A	—	(74)	-100.0%	74
Other	1,539	275	21.8%	1,264	323	34.3%	941

Total noninterest expenses:	$37,305	$4,964	15.3%	$32,341	$3,977	14.0%	$28,364

Provision for Income Taxes

     The provision for income taxes for the year ended December 31, 2003 was $8.9 million as compared to $6.8 million in 2002 and $6.3 million in 2001. The effective tax rate was 38% for 2003 as compared to 37% for 2002 (excluding the impact of the cumulative effect of a change in accounting principle which was not tax effected) and 37% for 2001. The reduction in 2002 was primarily due to a $210,000 tax benefit resulting from a California State tax law change in which one-half of the cumulative loan losses through December 31, 2001 taken for income tax purposes were forgiven. The reduction in 2001 was primarily due to the state income tax benefits related to the acquisition of Korea First Bank of New York.

Financial Condition

     Our total assets were $1,260.0 million at December 31, 2003 as compared to $980.5 million at December 31, 2002 and $679.4 million at December 31, 2001. The increase was $279.5 million or 28.5% for 2003, and $301.1 million or 44.3% for 2002. The increase in total assets from 2002 to 2003 was primarily due to growth in our loan portfolio. Net loans, including loans held for sale, increased $267.7 million 37.1% during 2003. The increase in total assets from 2001 to 2002 was primarily due to growth in our loan and investment portfolio. Net loans increased $219.3 million or 43.7% for 2002 and the investment securities increased $34.9 million or 50.2% in the year. These increases were funded by deposits and FHLB borrowings.

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

     As of December 31, 2003, held-to-maturity securities totaled $2.0 million, compared to $2.8 million at December 31, 2002, and available-for-sale securities totaled $126.4 million at December 31, 2003, compared to $101.6 million at December 31, 2002. During 2003, a total of $23.1 million in securities were called, matured or paid down, $21.6 million were sold and $92.4 million were purchased, all classified as available- for- sale. From the investment portfolio, securities with amortized cost of approximately $5.0 million and $3.5 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2003 and 2002, respectively. We also pledged $40.2 million with the Federal Home Loan Bank of San Francisco and $50.8 million with the California State Treasurer’s Office. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, bank qualified California municipals, CMOs and corporate bonds. This investment portfolio composition reflects our investment strategy.

     The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government and federal agency	$11,678,847	$(60,926)	$—	$—	$11,678,847	$(60,926)
Collateralized mortgage obligations	21,938,631	(530,539)	—	—	21,938,631	(530,539)
Mortgage-backed securities	21,274,834	(295,467)	—	—	21,274,834	(295,467)
Municipal bonds	4,825,785	(90,153)	1,154,556	(7,893)	5,980,341	(98,046)
U. S. corporate bonds	—	—	—	—	—	—
U. S. government agency preferred stock	9,419,950	(1,439,574)	—	—	9,419,950	(1,439,574)

	$69,138,047	$(2,416,659)	$1,154,556	$(7,893)	$70,292,603	$(2,424,552)

     The following table summarizes the maturity of securities based on carrying value and their pertinent weighted average yield ratios at December 31, 2003:

			After One But		After Five But
(Dollars in thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held-to-maturity
U.S. Corporate Notes	$—	—	$2,001	7.01%	$—	—%	$—	%	$2,001	7.01%
Total held-to-maturity	—	—	2,001	7.01	—	—	—	—	2,001	7.01
Available-for-sale
U.S. Government	—	—	14,049	3.56	12,854	4.41	—	—	26,903	3.97
Collateralized Mortgage Obligations	—	—	—	—	3,802	4.05	29,890	4.09	33,692	4.09
Mortgage-backed Securities	—	—	2,226	3.57	1,930	4.01	25,943	3.93	30,099	3.91
Asset-backed Securities	—	—	—	—	—	—	—	—	—	—
Municipal Bonds	—	—	—	—	856	3.78	22,397	4.73	23,253	4.70
U.S. Corporate Notes	513	6.56	533	7.50	—	—	2,000	5.44	3,046	5.99
U.S. Agency Preferred Stocks	—	—	—	—	—	—	9,420	3.96	9,420	3.96
Total available-for-sale	513	6.56	16,808	3.69	19,442	4.27	89,650	4.22	126,413	4.17
Total Investment Securities	$513	6.56%	$18,809	4.04%	$19,442	4.27%	$89,650	4.22%	$128,414	4.21%

Loan Portfolio

     Our net loans (net of allowance for loan losses), including loans held for sale, were $988.8 million at December 31, 2003 as compared to $721.4 million at December 31, 2002 and $502.1 million at December 31, 2001. The increase in net loans was $267.4 million or 37.1% for 2003 and $219.3 million or 43.7% for 2002. The increase in net loans before giving effect to our acquisitions during 2003 was $205.5 million or 28.5% for 2003. Net loans from acquisitions accounted for 23.1% of the increase for 2003. Net loans, as a percentage of our total interest-earnings assets, were 84.9% at December 31, 2003 as compared to 79.8% at December 31, 2002 and 81.6% at December 31, 2001. The average net loans were $828.8 million, $600.1 million, and $447.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. As a result of continued focus on commercial loans and demand for commercial real estate lending activities, loan growth remained concentrated in commercial loans and commercial real estate loans. The table below sets for the composition of our loan portfolio by type.

     The average net loans for 2003 increased $228.8 million or 38.1% from 2002. From the total increase, approximately $33.5 million or 14.6% was contributed by our New York operation. The net loans in the New York region increased $92.4 million or 49.4% to $279.6 million at December 31, 2003, from $187.2 million at December 31, 2002. This increase included $39.5 million in loans purchased from Korea Exchange Bank, Broadway branch (“KEB, Broadway”) in October of 2003. The average net loans for 2002 increased $152.9 million or 34.2% from 2001. From the total increase, approximately $49.3 million or 32.2% was contributed by our New York operation. The net loans in the New York region increased $46.2 million or 32.8% to $187.2 million at December 31, 2002, from $141.0 million at December 31, 2001.

Commercial Loans

     Commercial loans are extended for the purposes of providing working capital, financing the purchase of inventory, especially for importers and exporters, or equipment and for other business purposes. Short-term business loans (within one year) are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA guaranteed loans usually have a longer maturity (7 to 25 years). The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. The commercial loan portfolio also includes SBA loans held for sale. During 2003, our commercial loans increased $45.3 million or 14.2% to $364.2 million, from $318.9 million at December 31, 2002. Commercial loans also increased $107.7 million or 51.0% during 2002, from $211.2 million at December 31, 2001.

Commercial Real estate Loans

     Our real estate loans consist primarily of loans secured by deeds of trust on commercial property. It is our policy to restrict real estate loans to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally restricted to seven years (on an amortization up to 25 years with a balloon payment due at maturity). Our real estate loans, mostly consisting of commercial real estate loans, increased $220.1 million or 61.9% to $575.9 million at December 31, 2002, from $355.8 million at December 31, 2002. Real estate loans also increased $104.1 million or 41.4% during 2002, from $251.7 million at December 31, 2001.

Consumer Loans

     Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and savings-secured loans. Nara Bank began originating automobile loans in 1995. Referrals from automobile dealers comprise the majority of our origination of such loans. We also offer fixed-rate loans to buyers of new and previously owned automobiles who are not qualified for automobile dealers’ most preferential loan rates. We carry all loans at face amount, less payments collected, net of deferred loan origination fees and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual basis when principal and interest on a loan is past due 90 days or more, unless a loan is both well-secured and in process of collection.

     The rates of interest charged on variable rate loans are set at specified increments in relation to our prime lending rate and accordingly vary as our prime lending rate varies. Approximately 91.4% of our net loans were variable-rate loans at December 31, 2003.

     With certain exceptions, we are permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2003, our lending limit was approximately $16.9 million for unsecured loans. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans in an additional amount up to 10% of our total capital and the allowance for loan losses.

     The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loan Portfolio Composition:
Commercial loans, including lease financing*	$364,175	36.3%	$318,905	43.6%	$211,214	41.5%	$139,544	38.5%	$100,411	42.0%
Real estate and construction loans	575,930	57.4%	355,787	48.7%	251,691	49.4%	177,849	49.0%	103,311	43.2%
Consumer loans	63,324	6.3%	56,449	7.7%	46,596	9.1%	45,488	12.5%	35,295	14.8%

Total loans Outstanding	1,003,429	100.0%	731,141	100.0%	509,501	100.0%	362,881	100.0%	239,017	100.0%

Deferred loans (Fees), net of costs	(2,164)		(1,326)		(650)		(177)		(86)
Less: Allowance of loan losses	(12,471)		(8,458)		(6,710)		(6,980)		(3,452)

Net Loans Receivable	$988,794		$721,357		$502,141		$355,724		$235,479

*	Includes commercial loans held for sale; $3,926,885 in 2003, $6,337,519 in 2002, $3,657,842 in 2001, and $168,250 in 1999

     We extend lines of credit to business customers usually on an annual review basis. We do not normally make loan commitments in material amounts for periods in excess of one year. Our undisbursed commercial loan commitments at December 31, 2003, 2002, and 2001 were $173.5 million, $114.7 million, and $146.2 million, respectively.

     The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Loan commitments	$173,547	$114,734	$146,201	$87,895	$56,278
Standby letters of credit	14,491	4,830	4,785	4,574	2,851
Commercial letters of credit	31,314	26,952	21,634	21,427	17,554

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

     Non-performing assets were $5.6 million at December 31, 2003 as compared to $2.2 million at December 31, 2002 and $1.8 million at December 31, 2001. The increase in non-performing assets in 2003, as compared to 2002, was primarily due to increase in non-accrual loans, which is discussed in the paragraph below. The increase in total non-performing assets in 2002, as compared to 2001, was primarily due to $1.1 million of restructured loans. During 2002, five loans totaling $ 1.1 million were restructured, which are all current at December 31, 2002.

     Non-performing loans were $5.1 million at December 31, 2003 as compared to $1.1 million at December 31, 2002 and $1.8 million at December 31, 2001. The increase of $3.8 million or 345.4% in 2003 as compared to 2002 was primarily due to three loans totaling $2.7 million that are fully secured and reserved, and approximately $900,000 in various loans from Asiana Bank we acquired during 2003 of which 50% is fully secured by real estate and other assets. The decrease of $700,000 or 35.3% in 2002 as compared to 2001 was primarily due to restructured and charged-off loans.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Non-accrual loans	$4,855	$1,064	$1,720	$2,038	$1,523
Loans past due 90 days or more, still accruing	209	18	36	—	—

Total non-performing loans	5,064	1,082	1,756	2,038	1,523
Other real estate owed	—	36	—	263	44
Restructured loans	529	1,067	—	—	—

Total non-performing assets	$5,593	$2,185	$1,756	$2,301	$1,567

     We did not own any other real estate at December 31, 2003 and 2001. We owned other real estate, taken through foreclosure, in an aggregate amount of $36,000 at December 31, 2002. We incurred $604 and $10,897 in expenses in 2003 and 2002, respectively related to these properties. There was no expense incurred through OREO transactions in 2001. No provision was made during 2003 and 2001. At December 31, 2002, we reserved $7,618 as a valuation allowance. The following table summarizes our OREO at the dates indicated:

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Other real estate owned	$0	$44	$0	$300	$57
Valuation allowance	(0)	(8)	(0)	(37)	(13)

Net OREO	$0	$36	$0	$263	$44

     Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates

     The following table shows the maturity distribution and repricing interval of the loans outstanding as of December 31, 2003. In additional, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2002
(Dollars in thousands)	Loans maturing and repricing in
		After one
	Within	But within	After
	One Year	Five years	Five years	Total
Commercial Loans	$354,293	$7,584	$2,298	$364,175
Real Estate and Construction loans	494,563	14,982	66,385	575,930
Consumer Loans	20,409	42,801	114	63,324

Total	869,265	65,367	68,797	1,003,429

Loans with fixed interest rates	31,991	24,727	29,063	85,781
Loans with variable interest rate	917,648	—	—	917,648

Total	$949,639	$24,727	$29,063	$1,003,429

     Concentrations

     Loan concentrations are considered to exist when there are significant amounts of loans to a multiple number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio as of the dates indicated:

	At December 31,
(dollars in thousands)	2003		2002		2001		2000		1999
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Manufacturing	$73,675	7.4%	$48,245	6.6%	$38,665	7.6%	$36,142	10.0%	$30,072	12.6%
Wholesale Trade	174,195	17.4%	127,659	17.5%	109,112	21.4%	89,609	24.7%	71,283	29.8%
Retail Trade	158,821	15.9%	126,988	17.4%	85,515	16.8%	61,282	16.9%	35,878	15.0%
Services	198,940	19.9%	138,203	18.9%	104,669	20.6%	63,792	17.6%	25,702	10.8%
Finance, Insurance, Property Management	355,557%	35.5%	248,417%	34.0%	129,495	25.4%	75,567	20.8%	48,453	20.3%

Total	961,188		689,512		467,456		326,392		211,388
Gross Loans, net of unearned *	$1,001,265		$729,815		$508,850		$362,704		$238,931

*	Includes loans held for sale: $3,926,885 in 2003, $6,337,519 in 2002, $3,657,842 in 2001, and $168,250 in 1999

     Allowance for Loan Losses

     The risk of nonpayment on loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we thoroughly analyze each loan application and a majority of those loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Senior Loan Administrator and any other credit administrators as designate by the MLC. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures and laws and regulations; sources of repayment; and liquidation value of the collateral and other sources of repayment. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or complexity of the borrower. These loans are periodically reviewed by the Management Loan Committee.

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

     The allowance for loan losses was $12.5 million at December 31, 2003 as compared to $8.5 million at December 31, 2002 and $6.7 million at December 31, 2001. The allowance for loans losses increased $4.0 million or 47.1% at December 31, 2003, as compared to December 31, 2002, primarily due to an increase in the size of our loan portfolio and an increase in classified loans. We recorded a provision for loan losses of $5.4 million in 2003, compared to $2.7 million in 2002 and $750,000 in 2001. During 2003, we charged off $2.4 million and recovered $510,000. The allowance for loan losses was 1.25% of gross loans at December 31, 2003, as compared to $1.16% at December 31, 2002 and 1.32% at December 31, 2001. Total classified loans at December 31, 2003 were $10.9 million, compared to $2.5 million at December 31, 2002.

     Specific reserves for impaired loans in accordance with SFAS No. 114, were $1.6 million at December 31, 2003 as compared to $1.3 million at December 31, 2002 and $1.4 million at December 31, 2001. Our management and Board of Directors review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2003, to absorb estimated losses associated with the loan portfolio. However, no assurances can be given as to whether we will experience further losses in excess of the allowance, which may require additional provisions for loan loss reserves. If there are further losses, they may have a negative impact on our earnings.

     The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

(Dollars in thousands)	December 31,
	2003	2002	2001	2000	1999
LOANS:
Average gross loans	$839,098	$607,056	$454,591	$315,735	$208,895
Total gross loans at end of period (net of deferred fees)	1,001,265	729,815	508,850	362,704	238,931
ALLOWANCE:
Balance — beginning of period	$8,458	$6,710	$6,980	$3,452	$2,834
Loans charged off:
Commercial	1,756	2,118	3,463	6,300	2,785
Consumer	630	296	233	225	154
Real Estate and Construction	30	—	83	52	—
Total loans charged off	2,416	2,414	3,779	6,577	2,939
Less: recoveries:
Commercial	386	1,278	1,737	2,292	151
Consumer	52	79	182	173	76
Real Estate and Construction	72	15	376	1,571	—
Total loan recoveries	510	1,372	2,295	4,036	227
Net loans charged off	1,906	1,042	1,484	2,541	2,712
Provision for (recapture of) loan losses	5,385	2,686	750	(1,100)	3,395
Allowance acquired in business acquisition	669	—	—	7,878	—
Less: provision for (recapture of) losses on commitments and letters of credit	(135)	104	464	(709)	(65)
Balance — end of period	$12,471	$8,458	$6,710	$6,980	$3,452
RATIOS:
Net loan charge-offs to average total loans	0.23%	0.17%	0.33%	0.80%	1.30%
Net loan charge-offs to total loans at end of period	0.19%	0.14%	0.29%	0.70%	1.14%
Allowance for loan losses to average total loans	1.49%	1.39%	1.48%	2.21%	1.65%
Allowance for loan losses to total loans at end of period	1.25%	1.16%	1.32%	1.92%	1.44%
Net loan charge-offs to beginning allowance	22.53%	15.53%	21.26%	73.61%	95.70%
Net loan charge-offs to provision for loan losses	35.39%	38.79%	197.87%	-231.00%	79.88%

     The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. We evaluate credit risk associated with the loan portfolio at the same time we evaluate credit risk associated with the commitments to extend credit and letters of credits. However, the allowances necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial conditions, and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit and letters of credit was $468,000 and $333,000 at December 31, 2003 and 2002, respectively.

  Allowance For Loan Losses Methodology

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

     The resulting migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. We have established a minimum risk factor for each loan grade Pass (0.40% — 1.00%), Special Mention (3.0%), Substandard (10.0% — 15.0%), Doubtful (50.0%), and Loss (100.0%).

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

Deposits

     Deposits are our primary source of funds to use in lending and investment activities. Our deposits consist of demand deposits, savings deposits, money market, Super-Now and time deposits with various maturities. Total deposits were $1,061.4 million at December 31, 2003 as compared to $816.9 million at December 31, 2002 and $589.8 million at December 31, 2001. The increases were $244.5 million or 29.9% for 2003 and $227.1 million or 38.5% for 2002. On August 15, 2003, we acquired Asiana Bank with $29.3 million in deposits, which accounted for 12.0 % of the total increase in deposits. On October 31, 2003, we assumed $46.2 million in deposits from KEB, Broadway, which accounted for 20.0% of the total increase in deposits. Excluding these transactions, the internal deposit growth amounted to $169.0 million or 20.7% in 2003.

     The increase in deposits during 2003 comprised of increases in non-interest bearing deposits of $88.7 million or 37.4%, time deposits of $89.3 million or 25.2%, savings of $16.2 million or 11.5%, and interest-bearing demand of $ 50.3 million or 59.9%. Excluding acquisitions, the increases due to internal growth were as follows: non-interest bearing deposits increased $69.9 million or 29.5%, time deposits increased $51.6 million or 14.5%, savings increased $8.2 million or 5.8%, and interest-bearing demand deposits increased $39.3 million or 46.9%. These increases were primarily due to new deposits accounts from existing branches as well as newly opened branches in 2003. Total deposits in the New York region increased $64.0 million or 24.7% to $ 322.8 million at December 31, 2003, compared to $258.8 million at December 31, 2002. The increase included deposits of $46.2 million from KEB, Broadway mentioned above. Total deposits in Northern California increased $48.7 million or 61.4% to $128.0 million at December 31, 2003, compared to $79.3 million at December 31, 2002. This increase included deposits of $29.3 from Asiana Bank acquisition.

Included in time deposits of $444.1 million at December 31, 2003 are $57.2 million of brokered deposits and $50 million of State deposits, compared with $45.3 million of brokered deposits and $35.0 million of State deposits at December 31, 2002. Although we occasionally promote certain time deposit products, our efforts are largely concentrated in increasing the volume of low-cost transaction accounts, which generate higher fee income and are a less costly source of funds in comparison to time deposits. Detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate
$2,090,000	02/16/2001	02/16/2006	5.65%
14,931,000	07/16/2003	01/16/2004	1.25%
5,063,000	08/06/2003	08/06/2004	1.35%
5,000,000	08/29/2003	02/27/2004	1.15%
5,233,000	08/29/2003	05/28/2004	1.35%
5,000,000	08/29/2003	08/27/2004	1.45%
5,325,000	10/24/2003	07/26/2004	1.20%
14,540,000	10/29/2003	04/29/2004	1.10%

$57,182,000			1.39%

State Deposits	Issue Date	Maturity Date	Rate
$10,000,000	08/08/2003	02/04/2004	1.08%
10,000,000	09/11/2003	03/12/2004	1.08%
5,000,000	10/08/2003	01/17/2004	0.98%
10,000,000	10/23/2003	01/23/2004	0.99%
10,000,000	10/23/2003	04/22/2004	1.08%
5,000,000	11/14/2003	05/13/2004	1.11%

$50,000,000			1.06%

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

     The increase in deposits during 2002 comprised of increases in non-interest bearing deposits of $37.8 million or 19.0%, time deposits of $127.1 million or 55.8%, and savings of $62.4 million or 79.1%, offset by a slight decrease in interest-bearing demand accounts of $ 0.2 million or 0.2%. The increases are attributed to continued momentum from various promotions intended to attract deposits. Total deposits in the New York region increased $93.2 million or 56.3% to $ 258.8 million at December 31, 2002, compared to $165.6 million at December 31, 2001. Total deposits in Northern California increased $13.9 million or 21.3% to $79.3 million at December 31, 2002, compared to $65.4 million at December 31, 2001.

     Although our deposits vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated regarding the balances of our deposits by category.

	December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing.	$325,647	30.7%	$236,923	29.0%	$199,083	33.8%
Demand, interest bearing	134,125	12.6%	83,868	10.3%	84,103	14.3%
Savings	157,503	14.8%	141,282	17.3%	78,933	13.3%
Time certificates of deposit	444,140	41.8%	354,845	43.4%	227,725	38.6%

Total Deposits	$1,061,415	100.0%	$816,918	100.0%	$589,844	100.0%

     The following table shows the maturity schedules of our certificates of deposit, for the years indicated.

	December 31,
	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$195,444	44.0%	$139,895	39.4%	$120,543	52.9%
Over three months through six months.	144,635	32.6%	119,471	33.7%	61,747	27.1%
Over six months through twelve months	99,031	22.3%	90,989	25.6%	38,966	17.1%
Over twelve months	5,030	1.1%	4,490	1.3%	6,469	2.9%

Total time certificate of deposits	$444,140	100.0%	$354,845	100.0%	$227,725	100.0%

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

     During 2000, we established a borrowing line with the FHLB of San Francisco. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco typically are secured by pledges of mortgage loans and/or securities, with a market value at least equal to outstanding advances. The following table shows our outstanding borrowings from FHLB at December 31, 2003.

FHLB Advances	Issue Date	Maturity Date	Rate
$5,000,000	10/19/2000	10/19/2007	6.70%
5,000,000	02/04/2002	02/04/2004	3.39%
5,000,000	04/26/2002	03/31/2004	3.53%
35,000,000	03/07/2003	03/08/2004	1.18%
5,000,000	05/05/2003	03/31/2005	1.72%
5,000,000	11/07/2003	02/09/2004	1.13%

$60,000,000			2.06%

     At December 31, 2003, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     With the adoption of FIN No. 46, Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2003, under the caption as “junior subordinated debentures.” We record interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The Company also recorded $2.0 million in other assets in the consolidated statement of financial condition at December 31, 2003 for the common capital securities issued by the issuer trusts

(Dollars in thousands)

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	INTEREST DISTRIBUTION DATES
Nara Bancorp Capital Trust I	March 2001	$10,000	$10,400	June 8, 2031	10.18%	June 8 and December 8
Nara Statutory Trust II	March 2002	$8,000	$8,248	March 26, 2032	3 month LIBOR + 3.6%	March 26, June 26, September 26 and December 26
Nara Capital Trust III	June 2003	$5,000	$5,155	June 15, 2033	3 month LIBOR + 3.15%	March 15, June 15, September 15, and December 15
Nara Statutory Trust IV	December 2003	$5,000	$5,155	January 7, 2034	3 month LIBOR + 2.85%	January 7, April 7, July 7, and October 7
Nara Statutory Trust V	December 2003	$10,000	$10,310	December 17, 2033	3 month LIBOR + 2.95%	March 17, June 17, September 17, and December 17

     The Junior Subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, and December 17, 2008 with respect to Nara Statutory Trust V unless certain events have occurred. During November of 2002, $10 million of the total proceeds from the issuance of the Trust Securities were injected into Nara Bank, as permanent capital.

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

     Our total stockholders’ equity was $85.0 million at December 31, 2003 as compared to $65.4 million at December 31, 2002 and $55.4 million at December 31, 2001. This was an increase of $19.6 million or 30.0% for 2003 and $10.0 million or 18.1% for 2002. At December 31, 2003, Tier I Capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred, was $106.6 million, as compared to $77.9 million at December 31, 2002. This increase was due to an issuance of $8.0 million in common stock to Asiana Bank’s stockholders, an issuance of $1.8 million in common stock through exercised options, an additional $11.0 million Trust Preferred that qualified as Tier I Capital and net income of $14.3 million offset by cash dividend of $2.2 million and additional intangibles of $4.4 million. At December 31, 2003, Nara Bancorp had a ratio of total capital to total risk-weighted assets of 11.8% and a ratio of Tier I Capital to total risk weighted assets of 9.8%. The Tier 1 leverage ratio was 8.8% at December 31, 2003. Nara Bank had a ratio of total capital to total risk-weighted assets of 10.4%, a ratio of a Tier 1 Capital to total risk weighted assets of 9.2%, and Tier 1 leverage ratio was 8.3% at December 31, 2003.

     At December 31, 2002, Tier I Capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred, was $77.9 million. This increase was due to an additional $8.0 million Trust Preferred and net income of $15.5 million offset by stock repurchases of $6.4 million and cash dividend of $2.2 million during the year. At December 31, 2002, Nara Bancorp had a ratio of total capital to total risk-weighted assets of 10.7% and a ratio of Tier 1 Capital to total risk weighted assets of 9.6%. The Tier 1 leverage ratio was 8.7% at December 31, 2002. Nara Bank had a ratio of total capital to total risk-weighted assets of 11.1%, a ratio of Tier 1 Capital to total risk weighted assets of 10.0%, and Tier 1 leverage ratio was 9.3% at December 31, 2002.

     The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2003.

	As of December 31, 2003 (Dollars in thousands)
Nara Bancorp	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to average assets	$106,632	8.8%	$48,255	4.0%	$58,377	4.8%
Tier 1 risk-based capital ratio.	$106,632	9.8%	$43,414	4.0%	$63,218	5.8%
Total risk-based capital ratio	$127,907	11.8%	$86,829	8.0%	$41,078	3.8%

	As of December 31, 2003 (Dollars in thousands)
Nara Bank	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to average assets	$100,167	8.3%	$48,256	4.0%	$51,911	4.3%
Tier 1 risk-based capital ratio.	$100,167	9.2%	$43,365	4.0%	$56,802	5.2%
Total risk-based capital ratio	$112,638	10.4%	$86,730	8.0%	$26,908	2.4%

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

     Our primary source of liquidity are derived from financing activities which include the customer deposits, brokered deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. Primary uses of funds include origination of loans, purchase of investment securities, and payment of operating expenses.

     Net cash outflow from operating activities totaled $10.5 million and $17.4 million during 2003 and 2002, respectively. Net cash outflow from operating activities for both periods can be attributed primarily to the origination of loans held for sale offset by the net income earned during the year and proceeds from the sale of loans held for sales. Moreover, increase in other assets also contributed to operating cash outflows in 2003 and 2002, respectively. Net cash inflow from operating activities totaled $16.3 million during 2001. Net cash inflow operating activities for the year can be attributed to the net income earned during the year.

     Net cash outflows from investing activities totaled $254.0 million, $233.8 million, and $148.2 million during 2003, 2002 and 2001, respectively. Net cash outflows from investing activities for those periods can be attributed primarily to the growth in our loan portfolio and purchase of securities. These activities were partially offset by repayment and net sales proceeds from investment securities available-for-sale and other investments.

     Net cash inflows from financing activities totaled $230.3 million, $283.3 million and $71.9 million during 2003, 2002 and 2001, respectively. Net cash inflows from financing activities for both periods were attributed primarily to the growth in deposits, and net proceeds from Junior Subordinated Debenture. Moreover, issuance of common stock to Asiana shareholders and the proceeds from Federal Home Loan Bank borrowings also contributed to financing cash inflows in 2003 and 2002, respectively. Net cash inflows from financing activities were partially offset by the cash dividends, stock repurchase and the retirement of subordinated notes for 2002.

     At times when we have more funds than the amount we need for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. On the other hand, when we have less funds than we need, we are allowed to borrow funds from both correspondent banks and the Federal Reserve Bank (“FRB”). The maximum borrowing amount from our correspondent banks is $13 million on an overnight basis. In addition to the correspondent banks, the maximum borrowing amount from the FRB discount window is 97% of the market value of the pledged security. At December 31, 2003, the par value of the pledged security was $5.0 million. We also have an available borrowing line with the Federal Home Loan Bank of San Francisco of up to 25% of our total assets. At December 31, 2003 and 2002, we had $60.0 million and $65.0 million of advances outstanding from Federal Home Loan Bank, respectively.

     We maintain a portion of our funds in interest-bearing cash deposits with other banks, sell funds to other banks overnight (federal funds sold), and investment securities available-for-sale. The liquid assets were $107.9 million at December 31, 2003 as compared to $138.0 million at December 31, 2002 and $124.1 million at December 31, 2001. At December 31, 2002, our liquid assets included cash and cash equivalents, federal funds sold, interest-bearing deposits in other banks with maturities of one year or less, and available-for-sale investment securities not pledged. At December 31, 2003, cash and cash equivalents, including federal funds sold, totaled $ 76.4 million as compared to $104.7 million at December 31, 2002 and $72.6 million at December 31, 2001.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. For 2003, our gross loan to deposit ratio averaged 93.7%, compared to an average ratio of 93.4% for 2002 and a ratio of 82.6% for 2001. As of December 31, 2003, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

     Off-Balance Sheet Activities And Contractual Obligations

     Nara Bank routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of our normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate swap contracts, operating leases and long-term debt.

     Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit. These activities could require us to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of our exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of our customers.

     Nara Bank also enters into interest rate swap contracts where we are required to either receive cash from or pay cash to counter parties depending on changes in interest rates. We utilize interest rate swap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap contracts is discussed below under Item 7A.

     We do not anticipate that our current off-balance sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance sheet risk can be found in Note 13 of the Notes to the Consolidated Financial Statements and Item 7A — “Quantitative and Qualitative Disclosures of Market Risks”.

     We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing for fixed monthly payments over periods ranging from 2 to 30 years. Our facility lease obligations are discussed under Item 2 — “Properties”.

The following table shows our contractual obligation as of December 31, 2003.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Time Deposits	$444,140	$439,212	$3,978	$915	$35
Junior Subordinated Debenture	39,268,000	—	—	—	39,268,000
Federal Home Loan Bank borrowings	60,000,000	50,000,000	5,000,000	5,000,000	—
Operating Lease Obligations	34,448,940	3,666,490	7,625,957	6,178,748	16,977,745
Total	$133,716,940	$53,666,490	$12,625,957	$11,178,748	$56,245,745

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of earnings as a part of non-interest income. As of December 31, 2003, the amounts in accumulated OCI associated with these cash flows totaled $780,530 (net of tax of $520,354), of which $176,412 is expected to be reclassified into interest income within the next 12 months.

     Interest rate swaps information at December 31, 2003 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain[1]
$20,000,000	H.15 Prime[2]	6.95%	4/29/2005	$562,298	$12,118
20,000,000	H.15 Prime[2]	7.59%	4/30/2007	945,386	62,704
20,000,000	H.15 Prime[2]	6.09%	10/09/2007	-	45,958
20,000,000	H.15 Prime[2]	6.58%	10/09/2009	(104,741)	(79,338)
20,000,000	H.15 Prime[2]	7.03%	10/09/2012	(322,991)	(92,206)
20,000,000	H.15 Prime[2]	5.60%	12/17/2005	177,889	46,540
10,000,000	H.15 Prime[2]	6.32%	12/17/2007	43,043	48,446
10,000,000	H.15 Prime[2]	6.83%	12/17/2009	-	35,899

$140,000,000				$1,300,884	$80,121

1.	Gain included in the consolidated statement of income in 2003, representing hedge ineffectiveness.

2.	Prime rate is based on Federal Reserve statistical release H.15

During 2003, interest income received from the swap counterparties was $3.4 million compared to $990,000 during 2002. No such swap contracts were held during 2001. At December 31, 2003, we pledged to the interest rate swap counterparty as collateral agency securities with a book value of $2.0 million and real estate loans of $2.6 million.

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

     The following table illustrates our combined asset and liability repricing as of December 31, 2003:

		Over 90
	90 days	Days to
	Or less	365 days	1-5 years	Over 5 yrs	Total
	(Dollars in thousands)
Total Investments*	$50,553	$15,755	$49,547	$62,225	$178,080
Total Loans	840,265	29,190	65,338	68,636	1,003,654

Rate Sensitive Assets:	890,818	44,945	114,885	130,861	1,181,509

Deposits:
Time Certificate of Deposit $100,000 or more	156,099	188,313	4,234	—	348,646
Time Certificate of Deposit Under $100,000	39,345	55,353	767	29	95,494
Money Market	121,648	—	—	—	121,648
Now Accounts	12,477	—	—	—	12,477
Savings Accounts	128,928	11,100	14,804	2,670	157,502
Other liabilities:
FHLB Borrowings	50,000	5,000	5,000	—	60,000
Junior Subordinated Debentures	—	—	—	39,268	39,268

Rate Sensitive Liabilities:	508,497	259,766	24,805	41,967	835,035

Interest Rate Swap	(140,000)		90,000	50,000	—
Net Gap Position	242,321	(214,821)	180,080	138,894	346,474
Net Cumulative Gap Position	242,321	27,500	207,580	346,474

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and deposits with other banks

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2003, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At December 31, 2003, our net interest income and market value of equity expose related to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility
+ 200 basis points	8.68%	(17.47)%
+ 200 basis points	5.77%	(16.59)%
+ 100 basis points	2.88%	(10.95)%
- 100 basis points	(4.88)%	9.55%

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP begin at page F-1 of this Report and is incorporated herein by reference and contain the following:

     Independent Auditors’ Report

     Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

     Consolidated Statements of Income for the Three-Year Period Ended December 31, 2003

     Consolidated Statements of Changes in Stockholders’ Equity for the Three-Year Period Ended December 31, 2003

     Consolidated Statements of Cash Flows for the Three-Year Period Ended December 31, 2003

     Notes to Consolidated Financial Statements

     See “Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K” below for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information from the section entitled “Election of Directors” and “Code of Ethics” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003. Reference is also made in connection with the list of Executive Officers, which is provided under Item 4(a), “Executive Officers of the Registrant.”

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information from the sections entitled “Election of Directors — Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information from the section entitled “Beneficial Ownership of Principal Stockholders and Management” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information from the section entitled “Certain Transactions” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated herein by reference is the information from the section entitled “Principal Accounting Fees and Services” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

PART IV

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

     (b) Reports on Form 8-K

     During the quarter ended December 31, 2003: (i) we filed with the SEC a Report on Form 8-K on October 20, 2003 for the purpose of furnishing the press release announcing our preliminary financial results for the fiscal quarter ended September 30, 2003 and (ii) we filed with the SEC a Report on Form 8-K on December 2, 2003 for the purpose of announcing under Item 5 the resignation of our President and CEO and filing under Item 7 a related press release.

     (c) List of Exhibits The exhibits marked (**) constitute compensation plans or arrangements:

Number	Description
3.1	Certificate of Incorporation of Nara Bancorp, Inc. (incorporated herein by reference to Appendix III included with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

3.2	Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Appendix IV included with the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 16, 2000)

3.3	Amended Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Exhibits filed with the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002)

3.4	Amended Certificate of Incorporation (incorporated herein by reference to the Registration Statement on Form S-8 wiled with the Securities and Exchange Commission on February 5, 2003.

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)

4.2	Subordinated Note Purchase Agreement (incorporated herein by reference to Exhibit 4.2 filed with Registrant’s Form 10-Q for the quarter ended March 31, 2001 filed with the Securities and Exchange Commission on May 15, 2001)

Number	Description
4.3	Warrant Agreement (incorporated herein by reference to Exhibit 4.1 included with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 19, 2001)

4.4	Warrant Certificate Agreement (incorporated herein by reference to Exhibit 4.2 included with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 19, 2001)

4.5	Amended and Restated Trust Agreement of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, the Nara Bancorp and the Administrative Trustees named therein[1]

4.6	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee[1]

4.7	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp[1]

4.8	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee[1]

4.9	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor.[1]

4.10	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee[1]

4.11	Guarantee Agreement dated March 26, 2002 be and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association[1]

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)**

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2000)**

10.3	Nara Bank, N.A. Deferred Compensation Plan[1]**

10.4	Lease for premises located at 118 Broad Avenue, Palisades Park, New Jersey (incorporated herein by reference to Exhibit 10.4 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.5	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.6	Lease for premises located at 138-02 Northern Blvd., Flushing, New York (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 10K for the year

Number	Description
ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.7	Lease for premises located at 2250 Broadway, Oakland, California (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Form 10K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.8	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California (incorporated herein by reference to Exhibit 10.8 on 10K filed with the Securities and Exchange Commission on March 31, 2000)

10.9	Employment Agreement between Benjamin B. Hong and Nara Bank, N.A. (incorporated herein by reference to Exhibit 10.9 filed with Registrant’s Form 10-Q for the quarter ended March 31, 2001, filed with the Securities Exchange Commission on May 15, 2001)

10.10	Consent Order issued by the OCC (incorporated herein by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2002)

10.11	Tax Sharing Agreement [1]

10.12	Affiliate Agreement[1]

10.13	Form of Nara Bancorp, Inc Option Agreement with Nara Bancorp Directors (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim)[1]

10.14	Form of Nara Bancorp 2002 Stock Option Agreement entered into with William Davis and Michel Urich (incorporated herein by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed with the Securities Exchange Commission on February 5, 2003)

10.15	Lease for premises located at 3600 Wilshire Blvd., #100A, Los Angeles, California[2]

10.16	Lease for premises located at 21080 Goldensprings Dr. Diamond Bar, California[2]

10.17	Agreement to acquire Asiana Bank, Sunnyvale, California[3]

10.18	Lease for premise located at 16 West 32nd Street, New York, New York[3]

10.19	Agreement to assume deposits and loans from Korea Exchange Bank of New York, Broadway Branch[4]

10.20	Lease for premise located at 1709 S. Nogales Street, Rowland Heights, California *

21.1	List of Subsidiaries[1]

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of CEO pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of CFO pursuant to section 302 of Sarbanes-Oxley of 2002 *

32.1	Certification of CEO pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

Number	Description
32.2	Certification of CFO pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 30, 2002

2.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003

4.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 14, 2003

*	Filed herewith

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

By:	/s/ Chong-Moon Lee	March 15, 2004	Chong-Moon Lee Director and Chairman of the Board

By:	/s/ Benjamin B. Hong	March 15, 2004	Benjamin B. Hong Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Chung	March 15, 2004	Thomas Chung Director

By:	/s/ Ki Suh Park	March 15 , 2004	Ki Suh Park Director

By:	/s/ Jesun Paik	March 15, 2004	Jesun Paik Director

By:	/s/ Steve Kim	March 15, 2004	Steve Kim Director

By:	/s/ Yong H Kim	March 15, 2004	Yong Hwan Kim Director

By:	/s/ John Park	March 15 , 2004	John Park Director

By	/s/ Timothy Chang	March 15, 2004	Timothy Chang Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Nara Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 15, 2004

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
Cash and cash equivalents:
Cash and due from banks	$34,238,497	$31,442,728
Federal funds sold	37,200,000	73,300,000
Term federal funds sold	5,000,000

Total cash and cash equivalents	76,438,497	104,742,728
Interest-bearing deposits with other financial institutions		95,000
Securities available for sale—at fair value	126,412,488	101,622,635
Securities held to maturity—at amortized cost (fair value: 2003 - $2,148,907; 2002 - $2,926,750)	2,001,493	2,779,618
Interest-only strip—at fair value	521,354	273,219
Interest rate swaps—at fair value	1,822,981	3,444,780
Loans held for sale—at the lower of cost or market	3,926,885	6,337,519
Loans receivable—net of allowance for loan losses (2003 - $12,470,735; 2002 - $8,457,917)	984,867,614	715,019,110
Premises and equipment—net	6,765,666	4,995,052
Federal Home Loan Bank stock—at cost	4,695,400	3,783,400
Federal Reserve Bank stock—at cost	1,263,300	963,465
Other real estate owned—net		35,541
Accrued interest receivable	4,718,360	4,195,498
Servicing asset	2,743,115	2,078,790
Deferred income taxes	10,892,336	4,908,701
Customers’ liabilities on acceptances	4,340,037	5,580,838
Cash surrender value of life insurance	14,302,761	13,744,037
Goodwill	1,909,150	874,967
Intangible assets —net	4,854,867	1,519,355
Other assets	7,551,335	3,490,008

TOTAL	$1,260,027,639	$980,484,261

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002
LIABILITIES:
Deposits:
Noninterest bearing	$325,646,661	$236,922,962
Interest bearing:
Savings deposits	157,502,612	141,281,701
Money market and other	134,125,212	83,868,595
Time deposits of $100,000 or more	348,646,862	268,167,603
Other time deposits	95,493,348	86,677,370

Total deposits	1,061,414,695	816,918,231
Borrowings from Federal Home Loan Bank	60,000,000	65,000,000
Accrued interest payable	3,291,150	2,860,627
Acceptances outstanding	4,340,037	5,580,838
Junior subordinated debentures	39,268,000	18,648,000
Other liabilities	6,716,885	6,107,498

Total liabilities	1,175,030,767	915,115,194

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—authorized, 20,000,000 and 10,000,000 shares; issued and outstanding, 11,560,089 and 10,690,630 shares at December 31, 2003 and 2002, respectively	11,560	10,690
Capital surplus	43,057,760	32,930,307
Deferred compensation	(10,222)
Retained earnings	41,992,345	29,903,338
Accumulated other comprehensive (loss) income	(54,571)	2,524,732

Total stockholders’ equity	84,996,872	65,369,067

TOTAL	$1,260,027,639	$980,484,261

See accompanying notes to consolidated financial statements.	(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
INTEREST INCOME:
Interest and fees on loans	$51,428,842	$41,902,027	$39,734,164
Interest on securities	5,767,834	5,016,644	4,858,564
Interest on interest rate swaps	3,432,139	990,213
Interest on federal funds sold	517,538	482,816	2,992,942
Interest on other investments, including time certificate of deposits with other financial institutions	278,308	178,834	273,848

Total interest income	61,424,661	48,570,534	47,859,518

INTEREST EXPENSE:
Interest on deposits	12,773,221	10,606,208	15,469,382
Interest on junior subordinated debentures	1,550,806	1,360,545	771,983
Interest on other borrowings	1,609,291	1,497,110	728,510

Total interest expense	15,933,318	13,463,863	16,969,875

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	45,491,343	35,106,671	30,889,643
PROVISION FOR LOAN LOSSES	5,385,000	2,686,000	750,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,106,343	32,420,671	30,139,643
NON-INTEREST INCOME:
Service charges on deposit accounts	7,677,881	6,333,629	5,902,862
Other charges and fees	7,366,017	7,088,993	5,558,487
Net gain on sales of SBA loans	4,264,264	3,043,147	1,550,124
Net gain on sale of loans	132,532
Net gain on sales of securities available for sale	854,036	1,012,929	916,947
Gain (loss) on sales of premises and equipment	(74,308)	50,339	36,070
Net gain on sales of other real estate owned	77,521	29,963	35,555
Gain on interest rate swaps	80,121	441,976
Amortization of negative goodwill			1,323,895

Total non-interest income	20,378,064	18,000,976	15,323,940

NON-INTEREST EXPENSES:
Salaries and employee benefits	20,204,218	17,254,034	16,043,528
Occupancy	4,793,456	4,184,246	3,811,119
Furniture and equipment	1,582,039	1,530,045	1,289,841
Advertising and marketing	1,391,998	1,522,579	857,772
Communications	630,891	579,937	631,742
Data processing	2,087,462	1,699,399	1,514,733
Professional fees	2,339,294	2,138,039	1,201,979
Office supplies and forms	447,093	359,232	404,415
Other	3,828,528	3,073,938	2,608,481

Total non-interest expenses	37,304,979	32,341,449	28,363,610

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$23,179,428	$18,080,198	$17,099,973
INCOME TAX PROVISION	8,866,275	6,776,760	6,316,444

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	14,313,153	11,303,438	10,783,529
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE		4,192,334

NET INCOME	$14,313,153	$15,495,772	$10,783,529

EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$1.30	$1.03	$0.98
Diluted	$1.24	$0.98	$0.93
EARNINGS PER SHARE — CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$—	$0.38	$—
Diluted	$—	$0.37	$—
EARNINGS PER SHARE AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$1.30	$1.41	$0.98
Diluted	$1.24	$1.35	$0.93

See accompanying notes to consolidated financial statements.	(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss), Net	Income
BALANCE, JANUARY 1, 2001	10,923,858	$10,924	$32,098,033	$—	$12,114,836	$288,378
Stock warrants exercised	115,850	116	637,309
Stock options exercised	104,634	104	236,981
Stock grant	1,332	2	11,653
Cash dividend declared					(822,753)
($0.20 per share of common stock)
Comprehensive income:
Net income					10,783,529		$10,783,529
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only strips—net of tax						68,296	68,296

Total comprehensive income							$10,851,825

BALANCE, DECEMBER 31, 2001	11,145,674	11,146	32,983,976		22,075,612	356,674

Stock warrants exercised	120,900	120	725,730
Stock options exercised	31,354	32	100,577
Stock repurchased	(607,298)	(608)	(879,976)		(5,483,024)
Cash dividend declared					(2,185,022)
($0.20 per share of common stock)
Comprehensive income:
Net income					15,495,772		$15,495,772
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only strips—net of tax						366,375	366,375
Change in unrealized gain on interest rate swap—net of tax						1,801,683	1,801,683

Total comprehensive income							$17,663,830

BALANCE, DECEMBER 31, 2002	10,690,630	10,690	32,930,307	—	29,903,338	2,524,732

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss), Net	Income
Warrants exercised	52,550	53	341,972
Stock options exercised	388,720	389	1,448,509
Issuance of restricted stock	2,000	2	22,998	(23,000)
Stock issued in Asiana acquisition	426,189	426	7,999,574
Tax benefits from stock options exercised			314,400
Amortization of restricted stock				12,778
Cash dividend declared					(2,224,146)
($0.20 per share of common stock)
Comprehensive income:
Net income					14,313,153		$14,313,153
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only strips — net of tax						(1,558,151)	(1,558,151)
Change in unrealized gain on interest rate						(1,021,152)	(1,021,152)
swaps — net of tax
Total comprehensive income							$11,733,850

BALANCE, DECEMBER 31, 2003	11,560,089	$11,560	$430,547,760	$(10,222)	$41,992,345	$(54,571)

	2003	2002	2001
DISCLOSURE OF RECLASSIFICATION AMOUNT FOR DECEMBER 31:
Unrealized (loss) gain on securities available for sale and interest-only strips:
Unrealized holding (loss) gain arising during the period—net of tax (benefit) expense $(697,153) in 2003, $649,422 in 2002 and $412,309 in 2001	$(1,045,729)	$974,132	$618,464
Less: Reclassification adjustment for gains included in net earnings—net of tax expense of $341,614 in 2003, $405,172 in 2002 and $366,779 in 2001	(512,422)	(607,757)	(550,168)

Net change in unrealized (loss) gain of securities available for sale and interest-only strips—net of tax (benefit) expense of $(1,038,767,) in 2003, $244,250 in 2002 and $45,533 in 2001	$(1,558,151)	$366,375	$68,296

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period—net of tax expense of $692,088 in 2003 and $1,597,206 in 2002	$1,038,131	$2,395,811	$—
Less: Reclassification adjustments to interest income—net of tax expense of $1,372,856 in 2003 and $396,085 in 2002	(2,059,283)	(594,128)

Net change in unrealized (loss) gain of interest rate swaps—net of tax (benefit) expense of $(680,768) in 2003 and $1,201,121 in 2002	$(1,021,152)	$1,801,683	$—

See accompanying notes to consolidated financial statements.	(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,313,153	$15,495,772	$10,783,529
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,623,559	(125,234)	(425,881)
Other than temporary impairment on securities available for sale			138,083
Provision for loan losses	5,385,000	2,686,000	750,000
Provision for losses on other real estate owned		16,414
Proceeds from sales of SBA loans	56,189,813	50,009,257	30,764,933
Net gain on sales of SBA loans	(4,264,264)	(3,043,147)	(1,550,124)
Net gain on sales of other real estate owned	(77,521)	(29,963)	(35,555)
Net gain on sale of loans	(132,532)
Gain on interest rate swaps	(80,121)	(441,976)
Loss (gain) on sales of premises and equipment	74,308	(49,139)	(36,070)
Originations of SBA loans held for sale	(73,451,200)	(75,466,956)	(25,691,759)
Deferred income tax (benefit) provision	(2,783,460)	(318,836)	1,211,105
Net gain on sales of securities available for sale	(854,036)	(1,012,929)	(916,947)
(Increase) decrease in accrued interest receivable	(359,132)	(952,726)	194,342
(Increase) decrease in other assets	(7,322,468)	14,943	5,540,737
(Decrease) increase in accrued interest payable	334,256	(386,333)	(549,090)
Increase (decrease) in other liabilities	898,681	412,127	(3,924,577)
Cumulative effect of a change in accounting principle		(4,192,334)

Net cash (used in) provided by operating activities	(10,505,964)	(17,385,060)	16,252,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(227,901,158)	(193,476,942)	(150,689,726)
Net increase in cash surrender value of life insurance	(558,724)	(3,314,075)	(5,437,334)
Purchases of premises and equipment	(3,201,615)	(800,141)	(2,254,989)
Proceeds from sales of premises and equipment	265,511	39,000	1,757,812
Proceeds from matured, called or paid down principal on securities available for sale	43,489,985	25,151,503	25,232,515
Proceeds from sales of securities available for sale	22,404,291	45,571,112	17,431,065
Proceeds from matured or called securities held to maturity	793,535	1,662,949	11,420,514
Purchases of securities available for sale	(88,109,223)	(105,570,969)	(51,792,219)
(Increase) decrease in interest-only strip	(245,094)	(8,894)	306,524
Proceeds from maturities of interest-bearing deposits with other financial institutions	95,000	5,242,000	5,549,000
Proceeds from sales of other real estate owned	166,805	131,759	298,505
Purchases of Federal Reserve Bank stock	(299,835)	(45,165)
Purchase of Federal Home Loan Bank stock	(912,000)	(3,516,700)	(15,100)
Purchase of interest-bearing deposits with other financial institutions		(4,850,000)

Net cash used in investing activities	(254,012,522)	(233,784,563)	(148,193,433)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$215,102,466	$227,073,829	$62,135,481
Payment for retirement of subordinated notes		(4,300,000)
Proceeds from stock options exercised	1,448,898	110,609	237,085
Proceeds from Federal Home Loan Bank borrowings	(5,000,000)	60,000,000
Proceeds from issuance of stock grant			11,655
Proceeds for exercise of warrants	342,025	725,850	637,425
Payments for stock repurchased		(6,363,608)
Dividends paid	(2,182,699)	(1,648,784)	(822,753)
Net proceeds from issuance of junior subordinated debentures	20,620,000	7,729,459	9,656,500

Net cash provided by financing activities	230,330,690	283,317,355	71,855,393

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,187,796)	32,147,732	(60,085,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	104,742,728	72,594,996	132,680,310
CASH AND CASH EQUIVALENTS FROM ASIANA ACQUISITION	5,883,565

CASH AND CASH EQUIVALENTS, END OF YEAR	$76,438,497	$104,742,728	$72,594,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15,502,796	$13,808,957	$17,518,965
Income taxes paid	11,537,485	5,288,900	7,960,752
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loan receivable to loan held for sale	$—		$8,731,016
Transfer of loans to other real estate owned	15,601	80,636
Dividend payable	577,685	536,238
Purchase of Asiana Bank
Fair value of assets acquired	36,668,128
Fair value of liabilities assumed	29,521,388
Purchase price of acquisition	8,000,000
Goodwill created	1,034,183

See accompanying notes to consolidated financial statements.	(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (the “Bancorp”) and its wholly owned subsidiaries, principally Nara Bank, N.A. (“Bank”).

The Bancorp was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Ac of 1933 on December 5, 2000. Effective February 2, 2001, upon consummation of the reorganization of the Bank into a holding company structure, each of the Bank’s common shares at par value of $3 was exchanged for one share of the Bancorp’s common stock at par value of $0.001. The reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

The Bank, a national association organized under the laws of the United States, maintains 15 branch operations and five loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, Atlanta, Virginia, and surrounding areas. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate and trade activities and its investment portfolio.

On August 25, 2003, the Company purchased Asiana Bank at a price of $8 million. Nara Bancorp issued approximately 426,000 shares of common stock for this acquisition and Asiana was merged with and into the Bank. Asiana Bank had two branches in Northern California: one branch in Silicon Valley and one branch in Oakland. Both branches have been closed and consolidated into the Bank’s existing branch in both locations. The Bank acquired approximately $22.4 million in net loans and assumed approximately $29.3 million in deposits

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, federal funds sold and term federal funds sold, all of which have original maturities less than 90 days. The Company may be required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve balance was approximately $4,803,000 at December 31, 2003 and approximately $2,740,000 at December 31, 2002.

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

(ii)	Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in income; and

(iii)	Securities not classified as held-to-maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities are calculated using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. The Company did not record any other than temporary declines in 2002 and 2003. During 2001, the Company recorded a write-down of $138,083 on a security from the available-for-sale portfolio due to such other than temporary decline.

Derivative Financial Instruments and Hedging Transactions—- As part of the Company’s asset and liability management strategy, it may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2002, the Company entered into eight interest rate swap agreements. The objective for the interest rate swaps is to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. No other swaps or derivative contracts were entered into during 2003.

The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows the Company receives from certain of its Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded as a component of accumulated other comprehensive income, net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

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

Nonrefundable fees, net of certain direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan in a manner that approximates the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.

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

A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $1,121,326, $1,187,630, and $356,942 of servicing assets during 2003, 2002, and 2001, respectively, and amortized $457,001, $291,254, and $235,667 during the years ended December 31, 2003, 2002, and 2001, respectively.

Management periodically evaluates servicing assets for impairment. At December 31, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.90% and prepayment speed of 11.4%. At December 31, 2002, the fair value of servicing assets was determined using a weighted-average discount rate of 7.6% and a prepayment speed of 10.5%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $3,376,000 and $2,433,000 at December 31, 2003 and 2002, respectively.

The estimated annual amortization of servicing assets as of December 31, 2003, balances for each of the succeeding five fiscal years is indicated table below:

Year Ending December 31
2004	436,808
2005	377,089
2006	323,755
2007	276,072
2008	233,512

$1,647,236

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

Allowance for Loan Losses—The allowance for loan losses is maintained at a level considered adequate by management to absorb potential losses in the loan portfolio. The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.

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

For commercial, real estate and certain consumer loans, the Company bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. The Company evaluates installment loans for impairment on a collective basis, because these loans are smaller balance, homogeneous loans. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Upon disposition of an impaired loan, any related allowance is charged off to the allowance for loan losses.

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

Goodwill and Intangible Assets— In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Company adopted SFAS No. 142 on January 1, 2002.

In connection with the transitional impairment evaluation required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The Company also tested goodwill for impairment as of December 31, 2003 and 2002, noting no impairment in recorded goodwill of $1,909,150 and $874,967, respectively.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31
	2003	2002	2001
Before cumulative effect of a change in accounting principle:
Income before cumulative effect of a change in accounting principle—as reported	$14,313,153	$11,303,438	$10,783,529
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	(529,604)	(181,341)	(89,689)

Pro forma income before cumulative effect of a change in accounting principle	$13,783,549	$11,122,097	$10,693,840

EPS:
Basic—as reported	$1.30	$1.03	$0.98
Basic—pro forma	1.25	1.01	0.97
Diluted—as reported	$1.24	$0.98	$0.93
Diluted—pro forma	1.19	0.97	0.92

	2003	2002	2001
After cumulative effect of a change in accounting principle:
Net income—as reported	$14,313,153	$15,495,772	$10,783,529
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	(529,604)	(181,341)	(89,689)

Pro forma net income	$13,783,549	$15,314,431	$10,693,840

EPS:
Basic—as reported	$1.30	$1.41	$0.98
Basic—pro forma	1.25	1.40	0.97
Diluted—as reported	$1.24	$1.35	$0.93
Diluted—pro forma	1.19	1.33	0.92

The weighted-average fair value of options granted during 2003, 2002 and 2001, and was $4.38, $4.31, and $3.58, respectively. The fair value of options granted under the Bank’s stock option plans during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.5% dividends yield, volatility of 28.70% (2003) volatility of 35.1% (2002) and 35.5% (2001), risk-free interest rate of 2.32% (2003), 5.6% (2002) and 5.5% (2001) and expected lives of three to five years.

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

Recent Accounting Pronouncements—SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value-based method of accounting for stock-based employee compensation in future periods.

The FASB issued Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, in November 2002. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The provisions of FIN 46R for the Company are required to be adopted prior to the first reporting period that ends after March 15, 2004. The adoption of FIN 46 and FIN46R did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although the Company anticipates that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, it is not expected to have a significant effect on the consolidated financial statements.

Reclassifications—Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

2.	SECURITIES

The following is a summary of securities at December 31:

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Debt securities:
U.S. government and federal agency	$26,743,525	$220,715	$(60,926)	$26,903,314
Collateralized mortgage obligations	34,123,450	98,976	(530,539)	33,691,887
Mortgage-backed securities	30,292,533	101,392	(295,467)	30,098,458
Municipal bonds	22,932,514	418,037	(98,046)	23,252,505
U.S. corporate bonds	2,968,342	78,032		3,046,374

Total debt securities	117,060,364	917,152	(984,978)	116,992,538
Equity securities—U.S. government agency preferred stock	10,859,524		(1,439,574)	9,419,950

	$127,919,888	$917,152	$(2,424,552)	$126,412,488

Held to Maturity
Debt securities—U.S. government and federal agency	$2,001,493	$147,414	$	$2,148,907

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
Debt securities:
U.S. government and federal agency	$34,546,179	$611,180	(300)	$35,157,059
Collateralized mortgage obligations	6,226,854	97,447		6,324,301
Mortgage-backed securities	16,151,173	192,298		16,343,471
Asset-backed securities	87,528	82		87,610
Municipal bonds	27,133,120	410,032	(41,187)	27,501,965
U.S. corporate bonds	5,588,585	36,639	(225,100)	5,400,124

Total debt securities	89,733,439	1,347,678	(266,587)	90,814,530
Equity securities—U.S. government agency preferred stock	10,754,891	53,214		10,808,105

	$100,488,330	$1,400,892	$(266,587)	$101,622,635

Held to Maturity
Debt securities—U.S. government and federal agency	$2,779,618	$200,036	$(52,904)	$2,926,750

For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of securities available for sale amounted to $22,404,291, $45,571,112 and $17,431,065 respectively. Gross realized gains from the sales of securities available for sale amounted to $854,036, $1,434,966 and $916,947, respectively. There were no gross realized losses from sales during 2003 and 2001. Gross realized losses from the sale of securities available for sale amounted $422,037 during 2002.

The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Held to maturity:
Due after one year through five years	$2,001,493	$2,148,907

Available for sale:
Due within one year	$500,333	$513,181
Due after one year through five years	16,687,590	16,808,149
Due after five years through ten years	19,271,639	19,441,199
Due after ten years	80,600,802	80,230,009

	$117,060,364	$116,992,538

Securities with amortized cost of approximately $4,967,000 and $3,499,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government and federal agency	$11,678,847	$(60,926)	$—	$—	$11,678,847	$(60,926)
Collateralized mortgage obligations	21,938,631	(530,539)	—	—	21,938,631	(530,539)
Mortgage-backed securities	21,274,834	(295,467)	—	—	21,274,834	(295,467)
Municipal bonds	4,825,785	(90,153)	1,154,556	(7,893)	5,980,341	(98,046)
U.S. corporate bonds	—	—	—	—	—	—
U.S. government agency preferred stock	9,419,950	(1,439,574)	—	—	9,419,950	(1,439,574)

	$69,138,047	$(2,416,659)	$1,154,556	$(7,893)	$70,292,603	$(2,424,552)

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2003	2002
Commercial loans	$360,201,229	$312,228,728
Real estate loans	575,930,182	355,786,984
Consumer loans	63,323,101	56,448,278
Lease financing	48,273	339,171

	999,502,785	724,803,161
Unamortized deferred loan fees—net of costs	(2,164,436)	(1,326,134)
Allowance for loan losses	(12,470,735)	(8,457,917)

Loans receivable—net	$984,867,614	$715,019,110

Management believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio. However, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. The Bank’s lending is concentrated in consumer, commercial and real estate loans in Los Angeles, San Jose, New York City, Seattle, Atlanta, Chicago, New Jersey and surrounding areas. Although management believes the level of the allowance is adequate to absorb losses inherent in the loan portfolio, declines in the local economy, as well as other unforeseen events, may result in increasing losses that cannot reasonably be predicted at this date.

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2003	2002	2001
Balance, beginning of year	$8,457,917	$6,709,575	$6,979,857
Provision for loan losses	5,385,000	2,686,000	750,000
Allowance acquired in business acquisition	668,830
Loans charged off	(2,415,719)	(2,413,888)	(3,779,112)
Recoveries of charge-offs	509,707	1,372,230	2,294,830
Recapture (provision) of losses on commitments to extend credit and letters of credit	(135,000)	104,000	464,000

Balance, end of year	$12,470,735	$8,457,917	$6,709,575

The reserve for losses on commitments to extend credit and letters of credit is primarily related to undisbursed funds on lines of credit. The Company evaluates credit risk associated with the loan portfolio at the same time it evaluates credit risk associated with the commitments to extend credit and letters of credit. However, the allowances necessary for the commitments is reported separately in other liabilities in the accompanying consolidated statements of financial condition and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit and letters of credit was $468,000 and $333,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, the Company had classified $4,885,000 and $2,014,000, respectively, of its commercial and real estate loans as impaired, with specific reserves of $1,588,000 and $1,286,000 and, respectively. There were no impaired loans without specific reserves. The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was $2,992,914, $2,004,697 and $1,712,722, respectively. It is generally the Bank’s policy to place loans on non-accrual status when they are 90 days past due. At December 31, 2003, loans on non-accrual status totaled $4,854,819, compared to $1,063,573 at December 31, 2002. Interest income of $ 115,201, $125,291 and $78,577 was recognized on impaired loans during the years ended December 31, 2003, 2002 and 2001, respectively, all of which was received in cash.

The following is an analysis of loans to directors of the Bank and its affiliates for December 31. All such loans were made under terms that are consistent with the Bank’s normal lending policies:

	2003	2002
Outstanding balance, beginning of year	$1,294,453	$1,598,000
Repayments	(652,009)	(303,547)

Outstanding balance, end of year	$642,444	$1,294,453

Income from these loans totaled approximately $43,000, $108,000, and $93,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, the Bank had $142,359,954 and $106,262,900, respectively, of SBA loans sold to unaffiliated parties for which it performs servicing.

4.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

	2003	2002
Equipment, furniture and fixtures	$6,831,483	$5,710,318
Leasehold improvements	5,902,723	4,443,133

	12,734,206	10,153,451
Accumulated depreciation and amortization	(5,968,540)	(5,158,399)

	$6,765,666	$4,995,052

The depreciation expense was $877,000, $810,000 and $733,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.	OTHER REAL ESTATE OWNED

The following is a summary of the changes in the allowance for losses on other real estate owned for the years ended December 31:

	2003	2002	2001
Balance, beginning of year	$7,618	$—	$37,293
Provision for losses		16,414
Charge-offs	(7,618)	(8,796)	(37,293)

Balance, end of year	$—	$7,618	$—

(Income) expense activities related to other real estate owned include the following for the year ended December 31:

	2003	2002	2001
Net gain on sales of other real estate owned	$(77,521)	$(29,963)	$(35,555)
Provision for losses		16,414
Operating expenses—net of rental income	604	10,897	(2,893)

(Income) expense—net	$(76,917)	$(2,652)	$(38,448)

6.	GOODWILL AND INTANGIBLES

In October 1998, the Company purchased a branch of Korea Exchange Bank of New York (“KEBNY”) and recorded goodwill of $1,117,000 and a core deposit intangible of $881,000. Through December 31, 2001, the goodwill and core deposit intangible were being amortized on a straight-line basis over estimated useful lives of 15 and seven years, respectively. On January 1, 2002, the Company adopted SFAS No. 142, and as a result, no longer amortizes goodwill but will test it at least annually for impairment. The Company will continue to amortize the core deposit intangible over its original estimated useful life of seven years.

In November 2002, the Company purchased certain loans and deposits from Industrial Bank of New York (“IBKNY”) and recorded a core deposit intangible of $1,187,000. The Company is amortizing the core deposit intangible over an estimated useful life of seven years.

In August 2003, the Company purchased Asian Bank (“Asiana”) at a price of $8.0 million in common stock, and recorded goodwill of approximately $1.0 million and a core deposit intangible of $1.0 million. The Company is amortizing the core deposit intangible over an estimated useful life of seven years.

On October 2003, the Company purchased certain loans and deposits from Korea Exchange Bank, Broadway branch in New York (“KEB, Broadway”) and recorded a core deposit intangible of approximately $2,726,000, which is being amortized over an estimated useful life of seven years.

Following is a summary of the Company’s intangible assets at December 31:

	2003		2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Goodwill:
Goodwill — KEBNY	$1,116,975	$(242,008)	$1,116,975	$(242,008)
Goodwill — Asiana	1,034,183	—	—	—

Total	$2,151,158	$(242,008)	$1,116,975	$(242,008)

Intangible assets:
Core deposit—Asiana	$1,018,314	$(12,123)	$—	$—
Core deposit—IBKNY	1,187,309	(183,750)	1,187,309	(14,134)
Core deposit—KEB, Broadway	2,726,095	(64,907)	—	—
Core deposit—KEBNY	881,180	(697,251)	881,180	(535,000)

Total	$5,812,898	$(958,031)	$2,068,489	$(549,134)

For the year ended December 31, 2003, the Company recorded amortization expense of approximately $409,000 related to core deposit intangibles. The estimated annual amortization as of December 31, 2003, balances for each of the succeeding five fiscal years is indicated table below:

	2004	2005	2006	2007	2008
Core deposit — IBKNY	$169,616	$169,616	$169,616	$169,616	$169,616
Core deposit — KEBNY	125,883	58,046	—	—	—
Core deposit — Asiana	145,473	145,473	145,473	145,473	145,473
Core deposit — KEB, Broadway	389,442	389,442	389,442	389,442	389,442

Total	$830,414	$762,577	$704,531	$704,531	$704,531

Goodwill increased by approximately $1.0 million during the year ended December 31, 2003 relating to the purchase of Asiana. The Bank tested goodwill for impairment as of December 31, 2003 and determined that there was no impairment.

The following table sets forth a reconciliation of reported net income and EPS information showing the pro forma effect if SFAS No. 142 had been adopted in the prior year for the years ended December 31.

	2003	2002	2001
Reported income	$14,313,153	$15,495,772	$10,783,529
Deduct: Recognition of negative goodwill		(4,192,334)

Reported income before cumulative effect of a change in accounting principle	14,313,153	11,303,438	10,783,529
Add back: Goodwill amortization			44,679
Deduct: Negative goodwill amortization			(1,323,895)

Adjusted net income	$14,313,153	$11,303,438	$9,504,313

Basic EPS:
Reported net income	$1.30	$1.41	$0.98
Recognition of negative goodwill		(0.38)
Goodwill amortization
Negative goodwill amortization			(0.12)

Adjusted net income	$1.30	$1.03	$0.86

Diluted EPS:
Reported net income	$1.24	$1.35	$0.93
Recognition of negative goodwill		(0.37)
Goodwill amortization
Negative goodwill amortization			(0.11)

Adjusted net income	$1.24	$0.98	$0.82

Basic	11,027,945	10,960,286	11,027,826
Diluted	11,552,341	11,488,473	11,652,872

7.	DEPOSITS

The scheduled maturities of time deposits are as follows at December 31:

Year Ending
December 31	2003	2002
2004	$439,211,944	$350,297,046
2005	1,642,972	1,116,045
2006	2,334,635	395,927
2007	814,976	2,090,000
2008	100,000	800,000
Thereafter	35,683	145,955

	$444,140,210	$354,844,973

Interest expense for certificates of deposit of $100,000 or more amounted to $6,422,323, $5,177,395 and $7,051,608 in 2003, 2002 and 2001, respectively.

8.	FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Company may take advances. The terms of this credit facility require the Company to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances.

At December 31, 2003 and 2002, securities with amortized cost of approximately $40,152,000 and $21,823,000, respectively, were pledged as collateral for borrowings from the FHLB. At December 31, 2003 and 2002, commercial real estate loans with the book value of $294,396,000 and $191,716,000, respectively, were also pledged as collateral for borrowings from the FHLB.

At December 31, 2003 and 2002, these borrowings have a weighted-average interest of 2.1% and 2.6%, respectively, and have various maturities through October 2007.

At December 31, 2003, the contractual maturities of FHLB borrowings are as follows:

Year Ended December 31
2004	$50,000,000
2005	5,000,000
2006
2007	5,000,000

$60,000,000

9.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2003, five wholly-owned subsidiary grantor trusts established by Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The following table is a summary of trust preferred securities and debentures at December 31, 2003:

(Dollars in thousand)
	Issuance	Preferred	Debentures	Rate	Initial	Rate at
Issuance Trust	Date	security amount	amount	Type	Rate	12/31/03
Nara Bancorp Capital Trust I	3/28/2001	$10,000,000	$10,400,000	Fixed	10.18%	10.18%
Nara Statutory Trust II	3/26/2002	8,000,000	8,248,000	Variable	5.59%	4.77%
Nara Capital Trust III	6/5/2003	5,000,000	5,155,000	Variable	4.44%	4.32%
Nara Statutory Trust IV	12/22/2003	5,000,000	5,155,000	Variable	4.02%	4.02%
Nara Statutory Trust V	12/17/2003	10,000,000	10,310,000	Variable	4.12%	4.12%

The first offering was completed on March 28, 2001 and raised $10,000,000 through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344,000 in issuance costs, which are being amortized over the term of these securities.

The second offering was completed on March 26, 2002 and raised $8,000,000 through Trust II, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.60% and paid quarterly. For the period beginning on September 26, 2003 to December 25, 2003, the interest rate on the trust preferred securities was 4.74%, paid on December 26, 2003. For the period beginning on December 26, 2003 to March 25, 2004, the trust preferred securities bear the interest rate of 4.77% per annum. However, prior to March 26, 2007, the interest rate cannot exceed 11.0%. The Company incurred $271,000 on issuance costs, which are being amortized over the term of these securities.

The third offering was completed on June 5, 2003 and raised $5,000,000 through Trust III, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 15, June 15, September 15 and December 15 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.15% and paid quarterly. For the period beginning on September 15 to December 14, 2003, the interest rate on the trust preferred securities was 4.29%, paid on December 15, 2003. For the period beginning on December 15, 2003 to March 15, 2004, the trust preferred securities bear the interest rate of 4.32% per annum.

The fourth offering was completed on December 22, 2003 and raised $5,000,000 through Trust IV, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 22, June 22, September 22 and December 22 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.85% and paid quarterly. For the period beginning on December 22, 2003 and January 7, 2004, the trust preferred securities bear the interest rate of 4.02% per annum.

The fifth offering was completed on December 17, 2003 and raised $10,000,000 through Trust V, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 17, June 17, September 17 and December 17 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.95% and paid quarterly. For the period beginning on December 17, 2003 and March 16, 2004, the trust preferred securities bear the interest rate of 4.17% per annum.

Prior to the issuance of FIN No. 46R, the five wholly-owned grantor trusts were considered consolidated subsidiaries of Bancorp; the $18 million of preferred securities as of December 31, 2002 were included in the consolidated balance sheet, under the caption “Trust preferred securities,” and the retained common capital securities of the grantor trusts were eliminated against the Company’s investment in the issuer trusts. Distributions on the preferred securities were recorded as interest expense in the consolidated statements of income.

With the adoption of FIN No. 46R, Bancorp deconsolidated the five grantor trusts. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated balance sheet in the liabilities section at December 31, 2003, under the caption “junior subordinated debentures.” The Company also recorded $2 million in other assets in the consolidated balance sheet at December 31, 2003 for the common capital securities issued by the issuer trusts. Prior years have been reclassified to conform to the current year presentation.

On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

10.	INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
2003:
Federal	$8,451,634	$(2,044,063)	$6,407,571
State	3,198,101	(739,397)	2,458,704

	$11,649,735	$(2,783,460)	$8,866,275

2002:
Federal	$4,988,178	$(33,418)	$4,954,760
State	2,107,418	(285,418)	1,822,000

	$7,095,596	$(318,836)	$6,776,760

2001:
Federal	$5,130,152	$(766,908)	$4,363,244
State	(24,813)	1,978,013	1,953,200

	$5,105,339	$1,211,105	$6,316,444

The federal and state deferred tax assets (liabilities) are as follows as of December 31:

2003	Federal	State	Total
Statutory bad debt deduction less than financial statement provision	$4,364,757	$1,301,781	$5,666,538
Net operating loss carryforward	3,549,009	67,371	3,616,380
Tax depreciation less than financial statement depreciation	(359,015)	(7,321)	(366,336)
FHLB stock dividends	(116,424)	(26,219)	(142,643)
Accrued compensation	247,111	87,915	335,026
Nonaccrual interest	110,240	37,231	147,471
Deferred compensation	337,862	120,201	458,063
Loan charge-offs	136,248	48,473	184,721
Mark to market on loans held for sale	171,155	60,726	231,881
Amortization of intangibles	349,150	78,344	427,494
Unrealized gain on securities available for sale, interest-only strip and interest rate swap	57,354	20,265	77,619
State taxes deferred and other	151,190	104,932	256,122

	$8,998,637	$1,893,699	$10,892,336

2002	Federal	State	Total
Statutory bad debt deduction less than financial statement provision	$1,860,478	$388,234	$2,248,712
Net operating loss carryforward	2,544,067	67,371	2,611,438
Tax depreciation less than financial statement depreciation	168,612	90,136	258,748
FHLB stock dividends	(44,806)	(16,671)	(61,477)
Accrued compensation	210,733	78,410	289,143
Nonaccrual interest	145,220	54,034	199,254
Deferred compensation	309,153	115,030	424,183
Loan charge-offs	136,248	50,696	186,944
Mark to market on loans held for sale	158,495	58,852	217,347
Other real estate owned	2,666	992	3,658
Unrealized gain on securities available for sale, interest-only strip and interest rate swap	(1,363,252)	(278,664)	(1,641,916)
State taxes deferred and other	172,667		172,667

	$4,300,281	$608,420	$4,908,701

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2003	2002	2001
Statutory tax rate	35%	35%	35%
State taxes—net of federal tax benefits	6	5	7
Negative goodwill amortization			(3)
Other	(3)	(3)	(2)

	38	37	37
Cumulative effect of a change in accounting principle		(7)

	38%	30%	37%

At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards relating to the Bank’s ownership change that occurred on July 15, 1994 of approximately $498,000 and $581,000, respectively, which will expire through 2009. For the year ended December 31, 2003 and 2002, California suspended the utilization of net operating loss of approximately $622,000, which will expire through 2011. Also, at December 31, 2003 and 2002, the Company had federal net operating loss carryforwards relating to the purchase of KFBNY that occurred on February 25, 2000, approximating $6,191,000 and $6,688,000, respectively, which will expire through 2019. Due to the ownership change in 1994 and 2000 and the acquisition of KFB, the annual limitation that can be utilized to offset future taxable income approximates $83,000 and $497,000, respectively. During 2003, the Company also had federal and state net operating loss carryforwards relating to the purchase of Asiana Bank that occurred on August 25, 2003, approximating $3.5 million and $1.9 million, respectively, which will expire through 2013 and 2009, respectively.

For state purposes, the Bank will no longer be allowed to determine a tax reserve for bad debts based upon prior loss history. During 2002, California laws conformed to federal law and will no longer allow large bank to deduct bad debts until they actually become worthless. Banks would be able to charge off only actual losses, rather than deducting reserves. Due to the changes in state law, the prior year deferred state tax liability changed to a deferred state tax asset in the current year. As of December 31, 2003 and 2002, the net changes in state deferred were approximately $680,000 and $285,000, respectively.

11.	STOCKHOLDERS’ EQUITY

In August 2000, the Company raised additional capital of $6,900,000 through the issuance of 350,000 units, with each unit consisting of four shares of common stock plus a fully vested, immediately exercisable warrant to purchase an additional share of common stock. The warrant is a three-year warrant to purchase a share of common stock at a price of $11, if exercised within one year, $12 if exercised after one and within two years and $13 if exercised after two and within three years, from the date of grant. The exercise price was above the fair market value of the common stock at the date of grant. At December 31, 2003, no warrants were outstanding. At December 31, 2002, 113,250 warrants were outstanding.

The Company adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are exercisable in installments, which need not be equal, as shall be determined at the time of grant. Option prices may not be less than the fair market value at the date of grant. The Company authorized a total of 1,400,000 shares under the Year 2000 Long Term Incentive Plan as of December 31, 2003. The Company issued a total of 600,000 shares under this plan as of December 31, 2003. After 10 years from grant, all unexercised options will expire.

Activity in the stock option plans is as follows for the years ended December 31:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
	of Shares	per Share	of Shares	per Share	of Shares	per Share
Options outstanding, beginning of year	1,035,282	$4.82	961,644	$3.93	846,278	$2.34
Options granted	860,000	17.30	120,000	11.50	220,000	9.25
Options forfeited	(20,000)	17.30	(15,008)	4.29
Options exercised	(388,720)	3.73	(31,354)	3.21	(104,634)	2.27

Options outstanding, end of year	1,486,562	12.16	1,035,282	4.82	961,644	3.93

Options exercisable at year-end	457,232	3.57	743,610	2.86	668,236	2.21

	December 31, 2003
	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$1.29–$2.57	387,904	3.5 years	$2.56	387,904	$2.56
$4.29	13,658	5.1 years	4.29	4,328	4.29
$8.10	32,000	8.1 years	8.10	8,000	8.10
$9.50	110,000	7.5 years	9.50	50,000	9.50
$11.50	103,000	8.4 years	11.50	7,000	11.50
$17.28	760,000	9.4 years	17.28	—	—
$17.50	80,000	9.4 years	17.50	—	—

	1,486,562	7.6 years	12.16	457,232	3.57

12.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2003 and 2002 amounted to $1,674,603 and $1,485,388, respectively, which are included in other liabilities. The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan to assist in the funding of the deferred compensation liabilities. The Company is the owner and beneficiary of the insurance policies. At December 31, 2003 and 2002, the cash surrender value of these policies was $14,302,761 and $13,744,037, respectively.

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% and 50% for additional contribution of 2% during the plan year. Employer matching will be immediately vested in full regardless of the service term. Total employer contributions to the plan amounted to approximately $250,157, $223,282 and $206,332 for 2003, 2002 and 2001, respectively.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents total compensation. No shares of common stock were purchased for ESOP during 2003 and 2002. The ESOP purchased 14,238 shares of common stock at $15.75 to $19.75 per share from outstanding stockholders during 2001. No contribution to ESOP was made in 2003. The Company’s contribution to the ESOP was approximately $138,000 and $279,000 for 2002 and 2001, respectively.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2003, the future minimum rental commitments under these leases and other operating leases are as follows:

2004	$3,666,490
2005	3,960,233
2006	3,665,724
2007	3,235,091
2008	2,943,657
Thereafter	16,977,745

$34,448,940

Rental expense recorded under such leases in 2003, 2002 and 2001 amounted to approximately $3,234,000, $2,712,000 and $2,399,000, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Commitments at December 31, 2003 are summarized as follows:

Commitments to extend credit	$173,547,049
Standby letters of credit	14,491,330
Other letters of credit	31,313,778

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising our of their employment relationship. Historically, the Company has not been obligated to make significant payment for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003.

14.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	December 31, 2003
	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$76,438,497	$76,438,497
Interest-bearing deposits in other financial institutions
Securities available for sale	126,412,488	126,412,488
Securities held to maturity	2,001,493	2,148,907
Interest-only strips	521,354	521,354
Loans held for sale	3,926,885	4,415,900
Loans receivable—net	984,867,614	994,216,349
Federal Reserve Bank stock	1,263,300	1,263,300
Federal Home Loan Bank stock	4,695,400	4,695,400
Accrued interest receivable	4,718,360	4,718,360
Customers’ liabilities on acceptances	4,340,037	4,340,037
Interest rate swaps	1,822,981	1,822,981
Liabilities:
Noninterest-bearing deposits	$325,646,661	$325,646,661
Interest-bearing deposits	735,768,034	736,792,175
Borrowings from Federal Home Loan Bank	60,000,000	60,007,673
Accrued interest payable	3,291,150	3,291,150
Junior subordinated debentures	39,268,000	39,463,115
Bank’s liabilities on acceptances outstanding	4,340,037	4,340,037

	December 31, 2002
	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$104,742,728	$104,742,728
Interest-bearing deposits in other financial institutions	95,000	95,000
Securities available for sale	101,622,635	101,622,635
Securities held to maturity	2,779,618	2,926,750
Interest-only strips	273,219	273,219
Loans held for sale	6,337,519	6,736,858
Loans receivable—net	715,019,110	718,208,110
Federal Reserve Bank stock	963,465	963,465
Federal Home Loan Bank stock	3,783,400	3,783,400
Accrued interest receivable	4,195,498	4,195,498
Customers’ liabilities on acceptances	5,580,838	5,580,838
Interest rate swaps	3,444,780	3,444,780
Liabilities:
Noninterest-bearing deposits	$236,922,962	$236,922,962
Interest-bearing deposits	579,995,269	580,749,415
Borrowings from Federal Home Loan Bank	65,000,000	65,011,132
Accrued interest payable	2,860,627	2,860,627
Junior subordinated debentures	18,648,000	18,797,277
Bank’s liabilities on acceptances outstanding	5,580,838	5,580,838

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

Investment Securities—The fair values of investment securities are generally obtained from market bids from similar or identical securities or are obtained from independent securities brokers or dealers.

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

Borrowings from Federal Home Loan Bank—The fair values of FHLB borrowings are estimated based on the discounted value of contractual cash flows, using rates currently offered by the FHLB for fixed-rate credit advances with similar remaining maturities.

Junior subordinated debentures—The fair values of junior subordinated debentures are estimated by discounting the cash flows through maturity based on prevailing rates offered on the 30-year Treasury bond plus the current market spread at December 31, 2003 and 2002.

Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2003 and 2002, the fair value for loan commitments and standby letters of credit is immaterial.

Interest Rate Swaps—The fair value of rate swaps are estimated by discounting the future cash flow and the discount rate that was adjusted by the yield curve.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003 and 2002, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table below:

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital (to risk-weighted assets):
Company	$127,907,082	11.8%	$86,828,752	8.0%	N/A	N/A
Bank	$112,638,107	10.4%	$86,729,796	8.0%	$108,412,245	10.0%
Tier I capital (to risk-weighted assets):
Company	$106,632,498	9.8%	$43,414,376	4.0%	N/A	N/A
Bank	$100,167,373	9.2%	$43,364,898	4.0%	$65,047,347	6.0%
Tier I capital (to average assets):
Company	$106,632,498	8.8%	$48,255,459	4.0%	N/A	N/A
Bank	$100,167,373	8.3%	$48,256,280	4.0%	$60,320,350	5.0%

					To Be Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total capital (to risk-weighted assets):
Company	$86,320,686	10.7%	$64,585,266	8.0%	N/A	N/A
Bank	$89,477,956	11.1%	$64,789,158	8.0%	$80,986,448	10.0%
Tier I capital (to risk-weighted assets):
Company	$77,862,768	9.6%	$32,292,633	4.0%	N/A	N/A
Bank	$81,020,038	10.0%	$32,394,579	4.0%	$48,591,869	6.0%
Tier I capital (to average assets):
Company	$77,862,768	8.7%	$35,707,419	4.0%	N/A	N/A
Bank	$81,020,038	9.3%	$35,011,024	4.0%	$43,763,780	5.0%

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

As a result of a regulatory examination by the OCC in 2002, the Bank stipulated and consented, without any admission of wrongdoing, to the issuance of a Consent Order (the “Order”) by the OCC. The Order addresses the OCC’s findings of weakness noted during its examination of the Bank as they relate to compliance with the Bank Secrecy Act (“BSA”). Such Order was effective on February 20, 2002. The violations of BSA rules and regulations and other BSA weaknesses asserted by the OCC (including the failure to make required reports) were determined by the OCC to be the result of deficiencies in the Bank’s BSA program. The Order requires, among other matters, the Bank to enhance its management information systems for monitoring and making reports of suspicious activity required by applicable rules and regulations, develop and implement written policies to ensure compliance with BSA as well as an audit program to test compliance with BSA, provide appropriate training to Bank personnel, and ensure diligent management and Board of Director oversight of the Bank’s BSA Compliance Program and activities. The OCC terminated the Order effective January 22, 2003.

16.	EARNINGS PER SHARE

EPS information is as follows for the years ended of December 31:

	Income	Shares	Per Share
2003	(Numerator)	(Denominator)	Amount
Basic EPS	$14,313,153	11,027,945	$1.30
Effect of dilutive securities:
Options		491,791
Warrants		32,605

Diluted EPS	$14,313,153	11,552,341	$1.24

2002
Before Cumulative Effect of a Change in Accounting Principle
Basic EPS	$11,303,438	10,960,286	$1.03
Effect of dilutive securities:
Options		461,365
Warrants		66,822

Diluted EPS	$11,303,438	11,488,473	$0.98

Cumulative Effect of a Change in Accounting Principle
Basic EPS	$4,192,334	10,960,286	$0.38
Effect of dilutive securities:
Options		461,365
Warrants		66,822

Diluted EPS	$4,192,334	11,488,473	$0.37

After Cumulative Effect of a Change in Accounting Principle
Basic EPS	$15,495,772	10,960,286	$1.41
Effect of dilutive securities:
Options		461,365
Warrants		66,822

Diluted EPS	$15,495,772	11,488,473	$1.35

2001
Basic EPS	$10,783,529	11,027,826	$0.98
Effect of dilutive securities:
Options		533,928
Warrants		91,118

Diluted EPS	$10,783,529	11,652,872	$0.93

17.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into interest rate swap agreements as summarized below. Under these agreements, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate paid on $140,000,000, as of December 31, 2003, of variable rate loans indexed to Prime. As of December 31, 2003, the amounts in accumulated OCI associated with these cash flows totaled $780,530 (net of tax of $520,354), of which $176,412 is expected to be reclassified into interest income within the next 12 months. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 9 years.

Interest rate swaps information at December 31, 2003 is summarized as follows:

Current Notional	Floating	Fixed	Maturity	Unrealized	Realized
Amount	Rate	Rate	Date	Gain (Loss)	Gain (Loss)[1]
$20,000,000	H.15 Prime[2]	6.95%	4/29/2005	$562,298	$12,118
20,000,000	H.15 Prime[2]	7.59%	4/30/2007	945,386	62,704
20,000,000	H.15 Prime[2]	6.09%	10/09/2007	—	45,958
20,000,000	H.15 Prime[2]	6.58%	10/09/2009	(104,741)	(79,338)
20,000,000	H.15 Prime[2]	7.03%	10/09/2012	(322,991)	(92,206)
20,000,000	H.15 Prime[2]	5.60%	12/17/2005	177,889	46,540
10,000,000	H.15 Prime[2]	6.32%	12/17/2007	43,043	48,446
10,000,000	H.15 Prime[2]	6.83%	12/17/2009	—	35,899

$140,000,000				$1,300,884	$80,121

1.	Gain included in the consolidated statement of income in 2003, representing hedge ineffectiveness.

2.	Prime rate is based on Federal Reserve statistical release H.15

Interest incomes received from the swap counterparties were $3,432,139 and $990,213 for 2003 and 2002, respectively. No interest rate swaps was held 2001.

At December 31, 2003, the Company pledged as collateral to the interest rate swap counterparty agency securities with a book value of $2,000,000 and $2,600,000 in real estate loans with an outstanding principal balance of $2.0 million.

18.	QUARTERLY FINANCIAL DATA (Unaudited)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2003
Interest income	$13,941	$15,106	$15,576	$16,802
Interest expense	4,069	4,083	3,927	3,855

Net interest income before provision for credit losses	9,872	11,023	11,649	12,947
Provision for credit losses	1,300	1,100	1,350	1,635
Non-interest income	4,864	4,839	5,179	5,496
Non-interest expense	8,280	9,092	9,416	10,517

Income before income tax provision	5,156	5,670	6,062	6,291
Income tax provision	1,919	2,254	2,358	2,335

Net income	$3,237	$3,416	$3,704	$3,956

Basic earnings per common share	$0.30	$0.32	$0.33	$0.34
Diluted EPS	$0.29	$0.30	$0.32	$0.33
2002
Interest income	$10,402	$11,962	$12,738	$13,469
Interest expense	2,964	3,154	3,508	3,838

Net interest income before provision for credit losses	7,438	8,808	9,230	9,631
Provision for credit losses	350	600	400	1,336
Non-interest income	3,706	4,151	4,527	5,617
Non-interest expense	7,301	7,972	8,292	8,776

Income before income tax provision	3,493	4,387	5,065	5,136
Income tax provision	1,280	1,545	1,956	1,996

Income before cumulative effect of a change in accounting principle	2,213	2,842	3,109	3,140
Cumulative effect of a change in accounting principle	4,192

Net income	$6,405	$2,842	$3,109	$3,140

Basic EPS before cumulative effect of a change in accounting principle	$0.20	$0.26	$0.28	$0.29
Diluted EPS before cumulative effect of a change in accounting principle	$0.19	$0.24	$0.27	$0.28
Basic EPS after cumulative effect of a change in accounting principle	$0.58	$0.26	$0.28	$0.29
Diluted EPS after cumulative effect of a change in accounting principle	$0.56	$0.24	$0.27	$0.28

19.	BUSINESS SEGMENT INFORMATION

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

	Business Segment
	Banking
	Operations	TFS		SBA		Company
	(Dollars in Thousands)
2003
Net interest income	$35,118		$4,521		$5,852	$45,491
Less provision for loan losses	3,610		805		970	5,385
Non-interest income	12,007		2,833		5,538	20,378

Net revenue	43,515		6,549		10,420	60,484
Non-interest expense	28,960		4,427		3,918	37,305

Earnings before taxes	$14,555		$2,122		$6,502	$23,179

Goodwill	$1,909	$		$		$1,909

Total assets	$981,306		$97,442		$181,280	$1,260,028

2002
Net interest income	$27,832		$3,155		$4,120	$35,106
Less provision for loan losses	2,393		83		210	2,686
Non-interest income	11,193		2,817		3,991	18,001

Net revenue	36,632		5,889		7,901	50,421
Non-interest expense	25,593		3,776		2,972	32,341

Earnings before taxes	$11,039		$2,113		$4,929	$18,081

Goodwill	$875	$		$		$875

Total assets	$779,715		$67,835		$132,934	$980,484

	Business Segment
	Banking
	Operations	TFS	SBA	Company
	(Dollars in Thousands)
2001
Net interest income	$24,337	$2,120	$4,433	$30,890
Less provision for loan losses	565	115	70	750
Other operating income	11,595	1,637	2,092	15,324

Net revenue	35,367	3,642	6,455	45,464
Other operating expenses	25,077	1,568	1,719	28,364

Earnings before taxes	$10,290	$2,074	$4,736	$17,100

20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	2003		2002
ASSETS:
Cash and cash equivalents		$15,880,431	$—
Other assets		2,191,428	1,235,245
Investment in subsidiaries		106,876,819	85,939,092

TOTAL ASSETS		$124,948,678	$87,174,337

LIABILITIES:
Due to bank	$		$2,548,652
Other borrowings		39,268,000	18,648,000
Accounts payable and other liabilities		683,806	608,618

Total liabilities		39,951,806	21,805,270
STOCKHOLDERS’ EQUITY		84,996,872	65,369,067

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$124,948,678	$87,174,337

STATEMENTS OF INCOME

	2003	2002	2001
Interest expense	$(1,550,806)	$(1,360,545)	$(771,983)
Other operating income	8,491
Other operating expense	(661,562)	(396,106)	(382,632)
Equity in net earnings of subsidiaries	16,517,030	17,252,423	11,938,144

Net income	$14,313,153	$15,495,772	$10,783,529

STATEMENTS OF CASH FLOWS

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,313,153	$15,495,772	$10,783,529
Adjustments to reconcile net income to net cash used in operating activities:
Increase in other assets	(956,183)	(500,327)	(734,918)
Increase in accounts payable and other liabilities	360,919	(42,819)	126,754
Equity in net earnings of subsidiaries	(16,517,030)	(17,252,423)	(11,938,144)

Net cash used in operating activities	(2,799,141)	(2,299,797)	(1,762,779)

CASH FLOW FROM FINANCING ACTIVITIES:
Borrowings from the Bank		2,548,652
Repayment to the Bank for borrowings	(2,548,652)
Dividend received from the Bank	1,000,000
Proceeds from the issuance of junior subordinated debentures	20,620,000	8,248,000	10,400,000
Proceeds from exercise of stock options	1,448,898	100,609	237,085
Proceeds from exercise of warrants	342,025	725,850	637,425
Payments made for stock repurchase		(6,363,607)
Payments of cash dividend	(2,182,699)	(1,648,685)	(822,753)
Cash injection to Nara Bank		(10,000,000)

Net cash (used in) provided by financing activities	18,679,572	(6,389,181)	10,451,757

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	15,880,431	(8,688,978)	8,688,978
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		8,688,978

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,880,431	$—	$8,688,978

21.	SUBSEQUENT EVENTS

On March 11, 2004, the Company’s Board of Directors declared a dividend of $0.05 per common share for the first quarter of 2004, which is payable on April 12, 2004, to stockholders of record on March 31, 2004.

On March 9, 2004, the Company signed a Purchase and Assumption Agreement with Interchange Bank, a New Jersey chartered bank, for the purchase of the Hackensack branch of Interchange Bank. Upon closing of this transaction, the Company will assume approximately $1.5 million in deposits and no loans. The transaction is expected to close during the second quarter of 2004 and is subject to normal closing conditions.

* * * * * *