Form 10-K/A
period 2003-12-31
NARA BANCORP INC
filed 2004-04-08
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the year ended December 31, 2003. All references in this amendment to this “Annual Report on Form 10-K” or the “Annual Report on Form 10-K for the year ended December 31, 2003” shall refer to this amendment. Readers should note that the only change made in this amendment was to correct a clerical error that appeared on page F-6 of the original filing. On page F-6, a correction was made to the balance, as of December 31, 2003, of Capital Surplus to change it from $430,547,760 to $43,057,760, which reflects the amount shown on the consolidated statement of financial condition on page F-2. All other information contained in the original filing remains unchanged. For the convenience of the reader, we have included in this amendment our entire Annual Report on Form 10-K, as amended hereby.

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

By:	/s/ Chong-Moon Lee	April 5, 2004	Chong-Moon Lee Director and Chairman of the Board

By:	/s/ Benjamin B. Hong	April 5, 2004	Benjamin B. Hong Director and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Chung	April 5, 2004	Thomas Chung Director

By:	/s/ Ki Suh Park	April 5 , 2004	Ki Suh Park Director

By:	/s/ Jesun Paik	April 5, 2004	Jesun Paik Director

By:	/s/ Steve Kim	April 5, 2004	Steve Kim Director

By:	/s/ Yong H Kim	April 5, 2004	Yong Hwan Kim Director

By:	/s/ John Park	April 5 , 2004	John Park Director

By	/s/ Timothy Chang	April 5, 2004	Timothy Chang Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss), Net	Income
Warrants exercised	52,550	53	341,972
Stock options exercised	388,720	389	1,448,509
Issuance of restricted stock	2,000	2	22,998	(23,000)
Stock issued in Asiana acquisition	426,189	426	7,999,574
Tax benefits from stock options exercised			314,400
Amortization of restricted stock				12,778
Cash dividend declared					(2,224,146)
($0.20 per share of common stock)
Comprehensive income:
Net income					14,313,153		$14,313,153
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only strips — net of tax						(1,558,151)	(1,558,151)
Change in unrealized gain on interest rate						(1,021,152)	(1,021,152)
swaps — net of tax
Total comprehensive income							$11,733,850

BALANCE, DECEMBER 31, 2003	11,560,089	$11,560	$43,057,760	$(10,222)	$41,992,345	$(54,571)

	2003	2002	2001
DISCLOSURE OF RECLASSIFICATION AMOUNT FOR DECEMBER 31:
Unrealized (loss) gain on securities available for sale and interest-only strips:
Unrealized holding (loss) gain arising during the period—net of tax (benefit) expense $(697,153) in 2003, $649,422 in 2002 and $412,309 in 2001	$(1,045,729)	$974,132	$618,464
Less: Reclassification adjustment for gains included in net earnings—net of tax expense of $341,614 in 2003, $405,172 in 2002 and $366,779 in 2001	(512,422)	(607,757)	(550,168)

Net change in unrealized (loss) gain of securities available for sale and interest-only strips—net of tax (benefit) expense of $(1,038,767,) in 2003, $244,250 in 2002 and $45,533 in 2001	$(1,558,151)	$366,375	$68,296

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period—net of tax expense of $692,088 in 2003 and $1,597,206 in 2002	$1,038,131	$2,395,811	$—
Less: Reclassification adjustments to interest income—net of tax expense of $1,372,856 in 2003 and $396,085 in 2002	(2,059,283)	(594,128)

Net change in unrealized (loss) gain of interest rate swaps—net of tax (benefit) expense of $(680,768) in 2003 and $1,201,121 in 2002	$(1,021,152)	$1,801,683	$—

See accompanying notes to consolidated financial statements.	(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,313,153	$15,495,772	$10,783,529
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,623,559	(125,234)	(425,881)
Other than temporary impairment on securities available for sale			138,083
Provision for loan losses	5,385,000	2,686,000	750,000
Provision for losses on other real estate owned		16,414
Proceeds from sales of SBA loans	56,189,813	50,009,257	30,764,933
Net gain on sales of SBA loans	(4,264,264)	(3,043,147)	(1,550,124)
Net gain on sales of other real estate owned	(77,521)	(29,963)	(35,555)
Net gain on sale of loans	(132,532)
Gain on interest rate swaps	(80,121)	(441,976)
Loss (gain) on sales of premises and equipment	74,308	(49,139)	(36,070)
Originations of SBA loans held for sale	(73,451,200)	(75,466,956)	(25,691,759)
Deferred income tax (benefit) provision	(2,783,460)	(318,836)	1,211,105
Net gain on sales of securities available for sale	(854,036)	(1,012,929)	(916,947)
(Increase) decrease in accrued interest receivable	(359,132)	(952,726)	194,342
(Increase) decrease in other assets	(7,322,468)	14,943	5,540,737
(Decrease) increase in accrued interest payable	334,256	(386,333)	(549,090)
Increase (decrease) in other liabilities	898,681	412,127	(3,924,577)
Cumulative effect of a change in accounting principle		(4,192,334)

Net cash (used in) provided by operating activities	(10,505,964)	(17,385,060)	16,252,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(227,901,158)	(193,476,942)	(150,689,726)
Net increase in cash surrender value of life insurance	(558,724)	(3,314,075)	(5,437,334)
Purchases of premises and equipment	(3,201,615)	(800,141)	(2,254,989)
Proceeds from sales of premises and equipment	265,511	39,000	1,757,812
Proceeds from matured, called or paid down principal on securities available for sale	43,489,985	25,151,503	25,232,515
Proceeds from sales of securities available for sale	22,404,291	45,571,112	17,431,065
Proceeds from matured or called securities held to maturity	793,535	1,662,949	11,420,514
Purchases of securities available for sale	(88,109,223)	(105,570,969)	(51,792,219)
(Increase) decrease in interest-only strip	(245,094)	(8,894)	306,524
Proceeds from maturities of interest-bearing deposits with other financial institutions	95,000	5,242,000	5,549,000
Proceeds from sales of other real estate owned	166,805	131,759	298,505
Purchases of Federal Reserve Bank stock	(299,835)	(45,165)
Purchase of Federal Home Loan Bank stock	(912,000)	(3,516,700)	(15,100)
Purchase of interest-bearing deposits with other financial institutions		(4,850,000)

Net cash used in investing activities	(254,012,522)	(233,784,563)	(148,193,433)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$215,102,466	$227,073,829	$62,135,481
Payment for retirement of subordinated notes		(4,300,000)
Proceeds from stock options exercised	1,448,898	110,609	237,085
Proceeds from Federal Home Loan Bank borrowings	(5,000,000)	60,000,000
Proceeds from issuance of stock grant			11,655
Proceeds for exercise of warrants	342,025	725,850	637,425
Payments for stock repurchased		(6,363,608)
Dividends paid	(2,182,699)	(1,648,784)	(822,753)
Net proceeds from issuance of junior subordinated debentures	20,620,000	7,729,459	9,656,500

Net cash provided by financing activities	230,330,690	283,317,355	71,855,393

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,187,796)	32,147,732	(60,085,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	104,742,728	72,594,996	132,680,310
CASH AND CASH EQUIVALENTS FROM ASIANA ACQUISITION	5,883,565

CASH AND CASH EQUIVALENTS, END OF YEAR	$76,438,497	$104,742,728	$72,594,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15,502,796	$13,808,957	$17,518,965
Income taxes paid	11,537,485	5,288,900	7,960,752
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loan receivable to loan held for sale	$—		$8,731,016
Transfer of loans to other real estate owned	15,601	80,636
Dividend payable	577,685	536,238
Purchase of Asiana Bank
Fair value of assets acquired	36,668,128
Fair value of liabilities assumed	29,521,388
Purchase price of acquisition	8,000,000
Goodwill created	1,034,183

See accompanying notes to consolidated financial statements.	(Concluded)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE-YEAR PERIOD ENDED DECEMBER 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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