Form 10-Q
period 2004-03-31
NARA BANCORP INC
filed 2004-05-10
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No

     As of April 30, 2004, there were 11,585,089 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ASSETS

	March 31,	December 31,
	2004	2003
Cash and due from banks	$30,322,856	$34,238,497
Federal funds sold	7,000,000	37,200,000
Term federal funds sold	7,000,000	5,000,000

Total cash and cash equivalents	44,322,856	76,438,497
Securities available for sale, at fair value	125,382,686	126,412,488
Securities held to maturity, at amortized cost (fair value: March 31, 2004 - $2,173,541; December 31, 2003- $2,148,907)	2,001,388	2,001,493
Interest-only strips, at fair value	565,714	521,354
Interest rate swaps, at fair value	4,167,013	1,822,981
Loan held for sale, at the lower of cost or market	5,403,575	3,926,885
Loans receivable, net of allowance for loan losses (March 31, 2004 - $13,563,678; December 31, 2003 - $12,470,735)	1,035,045,217	984,867,614
Federal Reserve Bank stock, at cost	1,263,300	1,263,300
Federal Home Loan Bank Stock, at cost	4,048,500	4,695,400
Premises and equipment	6,606,190	6,765,666
Accrued interest receivable	4,338,129	4,718,360
Servicing assets	2,773,086	2,743,115
Deferred income taxes, net	9,112,548	10,892,336
Customers’ acceptance liabilities	3,706,744	4,340,037
Cash surrender value of life insurance	14,441,756	14,302,761
Goodwill	1,909,150	1,909,150
Intangible assets, net	4,647,263	4,854,867
Other assets	8,252,042	7,551,335

TOTAL	$1,277,987,157	$1,260,027,639

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
LIABILITIES:
Deposits:
Noninterest-bearing	$325,712,349	$325,646,661
Interest-bearing:
Money market and other	155,595,530	134,125,212
Savings deposits	141,080,047	157,502,612
Time deposits of $100,000 or more	365,154,416	348,646,862
Other time deposits	93,112,378	95,493,348

Total deposits	1,080,654,720	1,061,414,695
Borrowing from Federal Home Loan Bank	52,000,000	60,000,000
Accrued interest payable	3,413,041	3,291,150
Acceptances outstanding	3,706,744	4,340,037
Junior subordinated debenture	39,268,000	39,268,000
Other liabilities	7,272,620	6,716,885

Total liabilities	1,186,315,125	1,175,030,767
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 20,000,000 shares; issued and outstanding, 11,585,089 and 11,560,089 shares at March 31, 2004 and December 31, 2003, respectively	11,585	11,560
Capital surplus	43,491,811	43,057,760
Deferred compensation	(8,306)	(10,222)
Retained earnings	45,555,697	41,992,345
Accumulated other comprehensive income (loss), net of taxes	2,621,245	(54,571)

Total stockholders’ equity	91,672,032	84,996,872

Total liabilities and stockholders’ equity	$1,277,987,157	$1,260,027,639

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Interest and fees on loans	$4,880,016	$11,467,559
Interest on securities	1,340,526	1,402,814
Interest on interest rate swaps	904,944	833,000
Interest on federal funds sold and interest-bearing deposits with other financial institutions	120,547	237,906

Total interest income	17,246,033	13,941,279

INTEREST EXPENSE:
Interest expense on deposits	3,082,960	3,295,914
Interest expense on junior subordinated debentures	558,692	353,980
Interest on other borrowings	292,303	418,998

Total interest expense	3,933,955	4,068,892

Net interest income before provision for loan losses	13,312,078	9,872,387
Provision for loan losses	1,500,000	1,300,000

Net interest income after provision for loan losses	11,812,078	8,572,387

NON-INTEREST INCOME:
Service charges on deposit accounts	2,027,331	1,723,948
Other charges and fees	1,898,800	1,602,819
Net gain on sale of available-for sale of securities	304,976	158,757
(Loss) gain on sale of premises and equipment	(217)	11,521
Net loss on sales of other real estate owned	—	(2,031)
Gain on interest rate swaps	719,735	147,857
Net gain on sale of SBA loans	938,303	1,200,222

Total non-interest income	5,888,928	4,843,093

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,881,827	4,560,584
Occupancy	1,267,469	1,031,362
Furniture and equipment	419,195	376,063
Advertising and marketing	306,540	334,734
Communications	161,420	149,201
Data processing	572,601	465,673
Professional fees	551,676	453,180
Office supplies and forms	98,627	83,604
Other than temporary impairment on investment securities	1,633,166	—
Other	996,790	804,817

Total non-interest expense	10,889,311	8,259,218

Income before income tax provision	6,811,695	5,156,262
Income tax provision	2,668,411	1,919,338

Net income	$4,143,284	$3,236,924

Earnings Per Share:
Basic	$0.36	$0.30
Diluted	0.35	0.29

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2004 and 2003

(Unaudited)

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss)	Income
BALANCE, JANUARY 1, 2004	11,560,089	$11,560	$43,057,760	$(10,222)	$41,992,345	$(54,571)
Stock options exercised	25,000	25	233,875
Tax benefit from stock options exercised			200,176
Amortization of restricted stock				1,916
Cash dividend declared					(579,932)
Comprehensive income:
Net income					4,143,284		$4,143,284
Other comprehensive income:
Change in unrealized gain on securities available for sale, interest-only-strips and interest rate swaps - net of tax						1,701,238	1,701,238
Change in unrealized gain on interest swaps - net of tax						974,578	974,578

Comprehensive income							$6,819,100

BALANCE, MARCH 31, 2004	11,585,089	$11,585	$43,491,811	$(8,306)	$45,555,697	$2,621,245

BALANCE, JANUARY 1, 2003	10,690,630	$10,690	$32,930,307		$29,903,338	$2,524,732
Warrants exercised	29,100	30	189,570
Stock options exercised	15,328	15	46,258
Cash dividend declared					(537,257)
Comprehensive income:
Net income					3,236,924		$3,236,924
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only- strips, net of tax						73,184	73,184
Change in unrealized gain on interest swaps - net of tax						415,709	415,709

Comprehensive income							$3,725,817

BALANCE, MARCH 31, 2003	10,735,058	$10,735	$33,166,134		$32,603,005	$3,013,625

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$4,143,284	$3,236,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,382,062	449,445
Provision for loan losses	1,500,000	1,300,000
Proceeds from sales of SBA loans	11,151,371	18,488,891
Originations of SBA loans held for sale	(16,993,000)	(20,190,300)
Net gain on sales of SBA loans	(938,303)	(1,200,222)
Net loss on sales of other real estate owned	—	2,031
Gain on sales of securities available for sale	(304,976)	(158,757)
Loss (gain) on sale of premises and equipment	217	(11,521)
Net increase in cash surrender value	(138,995)	(139,860)
Gain on interest rate swaps	(719,735)	(147,857)
Decrease (increase) in accrued interest receivable	380,231	(163,635)
Deferred income taxes	(2,172)	(52,362)
Tax benefit from stock option exercised	200,176	—
Increase in other assets	(810,085)	(1,808,993)
Increase in accrued interest payable	121,891	631,157
Increase in interest-only strip	(63,093)	(798)
Increase in other liabilities	555,733	4,098,580

Net cash provided by operating activities	464,606	4,332,723

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(46,413,935)	(26,961,005)
Purchase of premises and equipment	(184,125)	(240,327)
Purchase of investment securities available for sale	(17,400,790)	(41,426,343)
Proceeds from sale of equipment	508	3,403
Proceeds from sale of investment securities available for sale	6,290,803	3,154,688
Proceeds from matured or called investment securities available for sale	13,586,399	11,590,476
Proceeds from sales of other real estate owned	—	71,652
Purchase of Federal Home Loan Bank Stock	646,900	(514,800)

Net cash used in investing activities	(43,474,240)	(54,322,256)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,240,025	13,468,238
Payment of cash dividend	(579,932)	(537,257)
(Repayment of) proceeds from Federal Home Loan Bank borrowing	(8,000,000)	15,000,000
Proceeds from warrants exercised	—	189,600
Proceeds from stock options exercised	233,900	46,272

Net cash provided by financing activities	10,893,993	28,166,853

NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,115,641)	(21,822,680)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,438,497	104,742,728

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,322,856	$82,920,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,810,701	$3,473,018
Income taxes paid	$1,672,500	$500,275
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$—	$15,601

See accompanying notes to consolidated financial statements

NARA BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2004 and 2003, unaudited

1. Nara Bancorp, Inc.

     Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “we” or “our” on a condensed consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”) with branches in California and New York as well as Loan Production Offices in Seattle, Chicago, New Jersey, Atlanta, Virginia, and Denver.

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

     The condensed consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, principally Nara Bank, N. A. (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation.

     Nara Bancorp also has five special-purpose subsidiaries that were formed for capital-raising transactions: Nara Capital Trust I, Nara Statutory Trust II, Nara Capital Trust III, Nara Statutory Trust IV, and Nara Statutory Trust V. With the adoption of FIN No. 46, Nara Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated balance sheet in the liabilities section at March 31, 2004 and December 31, 2003, under the caption as “junior subordinated debentures.” We record interest expense on the corresponding junior subordinated debentures in the consolidated statement of income. We also recorded $2.0 million in other assets in the consolidated statement of financial condition at March 31, 2004 and December 31, 2003 for the common capital securities issued by the issuer trusts.

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended March 31, 2004. Certain reclassifications have been made to prior period figures in order to conform to the March 31, 2004 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

     These condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2003 Annual Report on Form 10-K/A.

3. Dividends

     On March 11, 2004, we declared a $0.05 per share cash dividend paid on April 12, 2004 to stockholders of record at the close of business March 31, 2004.

4. Earnings Per Share (“EPS”)

     Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

     The following table shows how we computed basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2004 and 2003.

	For the three months ended March 31,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Net income
Basic EPS	$4,143,284	11,578,111	$0.36	$3,236,924	10,697,812	$0.30
Effect of Dilutive Securities:
Options	—	428,238	—	—	478,032	—
Warrants	—	—	—	—	49,476	—

Diluted EPS	$4,143,284	12,006,349	$0.35	$3,236,924	11,225,320	$0.29

5. Stock-Based Compensation

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. We have elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the grant price.

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the three months ended
	2004	2003
Net income:
Net income—as reported	$4,143,284	$3,236,924
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	179,497	97,129

Pro forma net income	$3,963,787	$3,139,795

EPS:
Basic—as reported	$0.36	$0.30
Basic—pro forma	0.34	0.29
Diluted—as reported	$0.35	$0.29
Diluted—pro forma	0.33	0.28

     The weighted-average fair value of options granted during the first quarter of 2004 was $12.46. The fair value of options granted under our stock option plans during the first quarter of 2004 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.67% dividend yield, volatility of 38.68%, risk-free interest rate of 3.5% and expected lives of six years. We did not grant any options for the quarters ended March 31, 2003.

6. SBA

     Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of

SBA loans is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.

     We periodically evaluate servicing assets for impairment. At March 31, 2004, the fair value of servicing assets was determined using a weighted-average discount rate of 6.9% and a prepayment speed of 11.6%. At December 31, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.9% and a prepayment speed of 11.4%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets exceed the carrying amount, and were approximately $3,406,000 and $3,376,000 at March 31, 2004 and December 31, 2003, respectively.

     An interest-only strip is recorded based on the present value of the excess of the total future income from serviced loans over the contractually specified servicing fee, calculated using the same assumptions as used to value the related servicing assets. Such interest-only strip is accounted for at estimated fair value, with unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).

7. Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. We adopted SFAS No. 142 on January 1, 2002.

     We tested goodwill for impairment as of December 31, 2003, noting no impairment in recorded goodwill of $1.9 million. No conditions indicated any further impairment as of March 31, 2004. There was no change in goodwill for the three months ended March 31, 2004 and 2003.

     We also tested intangible assets for impairment as of December 31, 2003, noting no impairment. We will continue to amortize intangible assets, representing core deposit intangibles, over their original estimated useful lives of seven years. There were no additions to core deposits intangibles during the three months ended March 31, 2004 and 2003.

     As of March 31, 2004, intangible assets subject to amortization include core deposit intangibles of $4,647,263 (net of $1,165,635 accumulated amortization) and servicing assets of $2,773,086 (net of $1,130,191 accumulated amortization). Amortization expense for such intangible asset was $326,585 for the three months ended March 31, 2004. Estimated amortization expense for intangible assets for the remainder of 2004 and the five succeeding fiscal years follows:

2004 (remaining nine months)	$1,011,219
2005	1,071,901
2006	906,995
2007	855,000
2008	808,828
2009 and thereafter	2,766,406

8. Recent Accounting Pronouncements

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

     In January 2003, the FASB issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, we generally included another entity in its consolidated financial statements only if we controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated if we were subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The provisions of FIN 46R are required to be adopted prior to the first reporting period that ends after March 15, 2004. The adoption of FIN 46 and FIN46R did not have a significant impact on our financial position, results of operations, or cash flows.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Although we anticipate that the implementation of SOP 03-3 will require significant loan system and operational changes to track credit related losses on loans purchased starting in 2005, we do not expect to have a significant effect on the consolidated financial statements.

9. Commitments and Contingencies

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

Commitments at March 31, 2004 are summarized as follows:

Commitments to extend credit	$139,676,492
Standby letters of credit	18,404,743
Commercial letters of credit	31,202,925

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

10. Derivative Financial Instruments and Hedging Activities

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. During the second and fourth quarters of 2002, we entered into various interest rate swap agreements as summarized in the table below. Our objective for the interest rate swaps is to manage asset and liability positions in connection with our overall strategy of minimizing the impact of interest rate fluctuations on our interest rate margin. As part of our overall risk management, our Asset Liability Committee, which meets monthly, monitors and measures the interest rate risk and the sensitivity of our assets and liabilities to interest rate changes, including the impact of the interest rate swaps.

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of March 31, 2004, the amounts in accumulated OCI associated with these cash flows totaled $1,755,109 (net of tax of $1,170,072), of which $304,533 is expected to be reclassified into interest income within the next 12 months. As of March 31, 2004, the maximum length of time over which we are hedging our exposure to the variability of future cash flow is approximately 8.5 years.

Interest rate swap information at March 31, 2004 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain (loss) [1]
$ 20,000,000	H.15 Prime [2]	6.95%	4/29/2005	$506,894	$(9,634)
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,222,962	11,867
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	257,902	56,995
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	208,205	243,373
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	33,246	351,855
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	258,438	4,143
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	207,243	9,310
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	230,291	51,826

$140,000,000				$2,925,181	$719,735

  1. Gain included in the consolidated statement of earnings for the three months ended March 31, 2004, representing hedge ineffectiveness.

  2. Prime rate is based on Federal Reserve statistical release H.15.

     During the first quarter of 2004 and 2003, interest income received from swap counterparties were $904,944 and $833,000, respectively. At March 31, 2004 and 2003, we pledged as collateral to the interest rate swap counterparty agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

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

     The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2004 and 2003.

	Banking
	Operation	TFS	SBA	Total
		(Dollars in thousands)
For the three months ended
March 31, 2004
Net interest income	$8,483	$3,021	$1,808	$13,312
Less provision for loan losses	810	430	260	1,500
Non-interest income	3,940	655	1,294	5,889

Net revenue	11,613	3,246	2,842	17,701
Non-interest expense	7,752	2,260	877	10,889

Income before taxes	$3,861	$986	$1,965	$6,812

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,070,638	$97,291	$110,058	$1,277,987

March 31, 2003
Net interest income	$7,668	$998	$1,206	$9,872
Less provision for loan losses	1,105	145	50	1,300
Non-interest income	2,712	673	1,458	4,843

Net revenue	9,275	1,526	2,614	13,415
Non-interest expense	6,398	840	1,021	8,259

Income before taxes	$2,877	$686	$1,593	$5,156

Goodwill	$875	$—	$—	$875

Total assets	$815,187	$69,511	$130,335	$1,015,033

12. Other Comprehensive Income

The following table shows the reclassification of other comprehensive income for the three months ended March 31, 2004 and 2003.

DISCLOSURE OF RECLASSIFICATION AMOUNT:

	2004	2003
Unrealized gain on securities available for sale and interest-only strips:
Unrealized holding gains arising during the period - net of tax of $602,883 in 2004 and $111,292 in 2003	$904,324	$168,438
Less: Reclassification adjustment for losses (gain) included in net earnings, net of tax (benefit) expense of $531,276 in 2004 and $63,503 in 2003	796,914	(95,254)

Net change in unrealized gain of securities available for sale and interest-only strips, net of tax of $1,134,159 in 2004 and $48,789 in 2003	$1,701,238	$73,184

Unrealized gain on interest rate swaps:
Unrealized holding gains arising during the period - net of tax of $1,011,696 in 2004 and $610,339 in 2003	$1,517,544	$915,509
Less: Reclassification adjustments for losses to interest income - net of tax expense of $361,978 in 2004 and $333,200 in 2003	(542,966)	(499,800)

Net Change in unrealized gain of interest rate swaps - net of tax expense of $649,719 in 2004 and $277,139 in 2003	$974,578	$415,709

Total change in unrealized gain of securities available for sale, interest-only strips and interest rate swaps	$2,675,816	$488,893

13. Other Than Temporary Impairment

     In March 2004, we recorded pretax impairment charge of $1.6 million on floating rate agency preferred stocks as a result of decline in market value due to the interest rate environment.

14. Business Combination

     On March 9, 2004, we signed a Purchase and Assumption Agreement with Interchange Bank, a New Jersey chartered bank, for the purchase of the Hackensack branch of Interchange. Upon closing of this transaction, we will assume the current lease as well as approximately $1.5 million in deposits and no loans. The transaction is expected to close during the second quarter of 2004 and is subject to normal closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the quarter ended March 31, 2004. This analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2003 and with the unaudited consolidated financial statements and notes as set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
STATEMENTS OF INCOME
Interest income	$17,246	$13,941
Interest expense	3,934	4,069
Net interest income	13,312	9,872

Provision for loan losses	1,500	1,300
Non-interest income	5,889	4,843
Non-interest expense	10,889	8,259

Income before income taxes	6,812	5,156
Income taxes	2,669	1,919
Net income	$4,143	$3,237

PER SHARE DATA:
Basic	$0.36	$0.30
Diluted	0.35	0.29
Book value (period end)	7.91	6.40
Number of shares outstanding	11,585,089	10,735,058
Dividend declared	$0.05	$0.05
STATEMENTS OF FINANCIAL CONDITION:
Total assets	$1,277,987	$1,015,033
Investment securities	127,384	131,232
Net loans	1,040,449	749,939
Deposits	1,080,655	830,386
Stockholders’ equity	91,672	68,794
AVERAGE BALANCES:
Average assets	$1,263,108	$981,199
Average investment securities	127,990	115,232
Average net loans *	1,015,039	730,931
Average deposits	1,062,369	817,351
Average equity	88,823	67,030
PERFORMANCE RATIOS:
Return on average assets (1)	1.31%	1.32%
Return on average stockholders’ equity (1)	18.66%	19.32%
Operating expense to average assets	0.86%	0.84%
Efficiency ratio (2)	56.71%	56.13%
Net interest margin (3)	4.55%	4.34%

	At or for the Three Months Ended March 31,
	2004	2003
CAPITAL RATIOS (4)
Leverage capital ratio (5)	8.95%	8.26%
Tier 1 risk-based capital ratio	10.17%	9.43%
Total risk-based capital ratio	11.98%	10.53%
ASSET QUALITY RATIOS
Allowance for loan losses to total gross loans	1.29%	1.24%
Allowance for loan losses to non-accrual loans	268.33%	611.24%
Total non-performing assets to total assets (6)	0.44%	0.21%

*	Includes the loan held for sale.

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income before provision for loan loss and other non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by total average interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Forward-Looking Information

     Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations which we are subject to. For additional information concerning these factors, see “Item 1. Business - Factors That May Affect Business or the Value of Our Stock” contained in our Form 10-K/A for the year ended December 31, 2003.

Critical Accounting Policies

     The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of March 31, 2004.

     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified six accounting policies that, due to judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of properties acquired through foreclosure, the valuation of retained interests and mortgage servicing assets related to the sales of Small Business Administration loans, and the valuation of derivative instruments. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimations necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuations and impact net income.

     Our significant accounting principles are described in greater detail in our 2003 Annual Report on Form 10-K/A in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements — “Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2004

RESULTS OF OPERATIONS

Net income

     Our net income for the three months ended March 31, 2004 was $4.1 million or $0.35 per diluted share compared to $3.2 million or $0.29 per diluted share for the same quarter of 2003, which represented an increase of approximately $0.9 million or 28.1%. The increase resulted primarily from an increase in net interest income and noninterest income, resulting primarily from a growth in loans and investments as well as the sale of loans we originated, which was partially offset by higher noninterest expense.

     The annualized return on average assets was 1.31 % for the first quarter of 2004 compared to 1.32% for the same period of 2003. The annualized return on average equity was 18.66% for the first quarter of 2004 compared to 19.32% for the same period of 2003. The resulting efficiency ratios were 56.71% for the three months ended March 31, 2004 compared with 56.13% for the corresponding period of the preceding year. Excluding the other than temporary impairment on investment securities of $1.6 million, the efficiency ratio was 48.52% for the three months ended March 31, 2004.

Net Interest Income and Net Interest Margin

     Net Interest Income

     The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, also referred to as interest-earning assets, and the interest paid on deposits and borrowed funds, also referred to as interest-bearing liabilities. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds. The net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yield earned on interest-earning assets and rates paid on interest-bearing liabilities.

     Net interest income before provision for loan losses was $13.3 million for the first quarter of 2004, which represented an increase of $3.4 million, or 34.3% from net interest income of $9.9 million for the same quarter of 2003. This increase was primarily due to an increase in average earning assets, mostly in loans. Average earning assets increased $261.0 million or 28.7% to $1,171.1 million for the first quarter of 2004, from $910.1 million for the same quarter of 2003.

     Interest income for the first quarter of 2004 was $17.2 million, which represented an increase of $3.3 million or 23.7% over interest income of $13.9 million for the same quarter of 2003. The increase was the net result of a $4.5 million increase in average interest-earning assets (volume change) off-set by a $1.2 million decrease in the yield earned on those average interest-earning assets (rate change).

     Net Interest Margin

     The yield on average interest-earning assets decreased to 5.89% for the three months ended March 31, 2004, from a yield of 6.13% for the three months ended March 31, 2003. This decrease is mainly due to an additional 25 basis point decrease in prime rate by the Federal Reserve Board (“FRB”) between these periods.

     Interest expense for the first quarter of 2004 was $3.9 million, which represented a decrease of $0.2 million or 4.9% over interest expense of $4.1 million for the same quarter of 2003. The decrease was the net result of a $987,000 increase in average interest-bearing liabilities (volume change) off-set by a $1.1 million decrease in the cost of those interest-bearing liabilities (rate change).

     The average cost of interest-bearing liabilities decreased to 1.87% for the three months ended March 31, 2004 from 2.44% for the three months ended March 31, 2003. This decrease is mainly due to decreases in market rates.

     The net interest margin was 4.55% for the three months ended March 31, 2004, up from 4.34% for the same quarter of 2003. The increase in the net interest margin resulted primarily from a decrease in cost of interest bearing liabilities

     The following table presents our condensed average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the three-month periods indicated:

	March 31, 2004			March 31, 2003
		Interest Income/	Average Yield/		Interest Income/	Average Yield/
	Average Balance	Expense	Rate	Average Balance	Expense	Rate
			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swap	$1,015,039	$15,785	6.22%	$730,931	$12,301	6.73%
Other investments	5,325	56	4.21%	4,972	48	3.86%
Securities	127,990	1,340	4.19%	115,465	1,403	4.86%
Fed funds sold	22,719	65	1.14%	58,719	189	1.29%

Total interest earning assets	$1,171,073	$17,246	5.89%	$910,087	$13,941	6.13%
INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$153,420	$531	1.38%	$80,191	$304	1.52%
Savings	150,150	651	1.73%	141,862	861	2.43%
Time certificates of deposits	439,717	1,901	1.73%	362,581	2,131	2.35%
FHLB borrowings	59,353	292	1.97%	64,689	419	2.59%
Junior subordinated debentures	37,115	559	6.02%	17,415	354	8.13%

Total interest bearing liabilities	$839,755	$3,934	1.87%	$666,738	$4,069	2.44%
Net interest income		$13,312			$9,872
Net yield on interest-earning assets			4.55%			4.34%
Net interest spread			4.02%			3.69%
Average interest-earning assets to average interest-bearing liabilities			139.45%			136.50%

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

		Three months ended
	March 31, 2004 over March 31, 2003
	Net Increase	Change due to
	(Decrease)	Rate	Volume
		(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swap	$3,484	$(994)	$4,478
Interest on other investments	8	4	4
Interest on securities	(63)	(206)	143
Interest on fed funds sold	(124)	(19)	(105)

Total interest income	$3,305	$(1,215)	$4,520
INTEREST EXPENSE
Interest on demand deposits	$228	$(27)	$255
Interest on savings	(210)	(258)	48
Interest on time certificate of deposits	(231)	(631)	400
Interest on FHLB borrowings	(127)	(95)	(32)
Interest on junior subordinated debentures	205	(111)	316

Total interest expense	$(135)	$(1,122)	$987

TOTAL NET INTEREST INCOME	$3,440	$(93)	$3,533

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

     We recorded $1.5 million in provision for loan losses in the first quarter of 2004 compared to $1.3 million in the same quarter of 2003. The increase in the provision for loan losses for the quarter ended March 31, 2004, compared to the same period ended March 31, 2003 was due to several factors including the growth experienced in our loan portfolio and our levels of nonperforming assets. We believe that the allowance is sufficient for the known and inherent losses at March 31, 2004. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, and gains on sale of SBA loans and investment securities.

     Non-interest income for the first quarter of 2004 was $5.9 million compared to $4.8 million for the same quarter of 2003, which represented an increase of $1.1 million, or 21.6%, primarily as a result of increase in service charges on deposits, gain on sale of investment securities, and gain on interest rate swaps. Service charges on deposits increased $303,000 or 17.6% to $2.0 million for the first quarter of 2004 from $1.7 million for the same quarter of 2003. This increase is mainly due to increase in the balance of average demand deposits. Average demand deposits balance increased $83.3 million or 35.8% to $316.1 million for the first quarter of 2004 from $232.7 million for the same quarter of 2003. Gain in sale of investment securities increased $146,000 or 91.8% to $305,000 for the first quarter of 2004 from $159,000 for the same quarter of 2003. We also recognized a gain of $720,000 for the first quarter of 2004 from the interest rate swap transactions, which was the ineffective portion of the swaps that related to cash flow hedge, compared to $148,000 for the same quarter of 2003. This increase represented an increase of $572,000 or 386.5%.

     The summary of our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	March 31, 2004	Amount	Percent (%)	March 31, 2003
		(Dollars in thousands)
Service charge on deposits	$2,027	$303	17.6%	$1,724
International service fee income	662	19	3.0%	643
Wire transfer fees	299	52	21.1%	247
Service fee income - SBA	284	84	42.0%	200
Earnings on cash surrender value	181	—	0.0%	181
Gain on sale of SBA loans	938	(262)	-21.8%	1,200
Gain on sale of investment securities	305	146	91.8%	159
Gain on interest rate swaps	720	572	386.5%	148
Other	473	132	38.7%	341

Total noninterest income	$5,889	$1,046	21.6%	$4,843

Non-interest Expense

     Non-interest expense for the first quarter of 2004 was $10.9 million compared to $8.3 million for the same quarter of 2003, which represented an increase of $2.6 million or 31.8%, primarily due to the recognition of other than temporary impairment charge of $1.6 million in U.S. Agency Preferred Stock and an increase in expenses related to personnel and occupancy. In March 2004, we recorded pretax impairment charge of $1.6 million on floating rate agency preferred stocks as a result of decline in market value due to the interest rate environment. Excluding this impairment charge, non-interest expense for the first quarter of 2004 was $9.3 million, which represented an increase of $1.0 million or 12.0% from the corresponding same quarter of 2003. Salary and benefit expense increased $321,000 or 7.0% to $4.9 million for the first quarter of 2004 from $4.6 million for the same quarter of 2003 primarily due to an increase in staff from the acquisition of Asiana Bank, opening of our Wilshire and Diamond Bar branches and loan production offices. Occupancy expenses increased $236,000 or 22.9% to $1.3 million for the first quarter of 2004 from $1.0 million for the same quarter of 2003. This increase was also due to the acquisition and opening of new branches and loan production offices in addition to the general increases to the existing building leases.

     The summary of our non-interest expenses is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	March 31, 2004	Amount	Percent (%)	March 31, 2003
Salaries and benefits	$4,882	$321	7.0%	$4,561
Net occupancy	1,267	236	22.9%	1,031
Furniture and equipment	419	43	11.4%	376
Advertising and marketing	307	(28)	-8.4%	335
Regulatory fees	178	8	4.7%	170
Communications	161	12	8.1%	149
Data processing	573	107	23.0%	466
Professional fees	552	99	21.9%	453
Office supplies & forms	99	16	19.3%	83
Directors’ fees	123	8	7.0%	115
Credit related expenses	109	(6)	-5.2%	115
Amortization of intangibles	208	134	181.1%	74
Other than temporary impairment on investment securities	1,633	1,633	N/A	—
Other	2,011	1,680	507.6%	331

Total non-interest expense	$10,889	$2,630	31.8%	$8,259

Provision for Income Taxes

     The provision for income taxes was $2.7 million and $1.9 million on income before taxes of $6.8 million and $5.2 million for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate for the quarter ended March 31, 2004 was 39.2%, compared with 37.2% for the quarter ended March 31, 2003.

Financial Condition

     At March 31, 2004, our total assets were $1,278.0 million, an increase of $18.0 million or 1.4% from $1,260.0 million at December 31, 2003. The growth resulted primarily from increases in our loans funded by growth in deposits.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No. 115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at March 31, 2004 and 2003. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of March 31, 2004, we had $2.0 million of held-to-maturity securities and $125.4 million of available-for-sale securities, compared to $2.0 million and $126.4 million at December 31, 2003. The total net unrealized gain on the available-for sale securities at March 31, 2004 was $1.3 million, compared to net unrealized loss of $1.5 million at December 31, 2003. During the first quarter of 2004, we purchased a total of $17.4 million in available-for-sale securities and sold $6.0 million and recognized total gross gains of $304,976.

The unrealized losses were created due to temporary condition, mainly fluctuations in interest rates and do not reflect a deterioration of credit quality of the issuer. As of March 31, 2004, the market value of securities which have unrealized losses in 12 months or more totaled $8.2 million with unrealized losses of $25,000. In March 2004, as a result of an other than temporary decline in market value due to interest rates a $1.6 million charge was taken for floating rate agency preferred stocks.

     Securities with an amortized cost of $5.4 million were pledged to secure public deposits and for other purposes as required or permitted by law at March 31, 2004. Securities with an amortized cost of $30.6 million and $63.4 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at March 31, 2004.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At March 31, 2004			At December 31, 2003
	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	cost	Value	Gain (Loss)	cost	Value	Gain (Loss)
			(Dollars in thousands)
Held to Maturity:
U.S. Corporate notes	$2,001	$2,173	$172	$2,001	$2,149	$148

Total held-to-maturity	$2,001	$2,173	$172	$2,001	$2,149	$148
Available-for-sale:
U.S. Government	$29,169	$29,571	$402	$26,743	$26,903	$160
CMO	35,374	35,513	139	34,123	33,692	(431)
MBS	30,378	30,419	41	30,293	30,099	(194)
Municipal Bonds	16,921	17,659	738	22,933	23,253	320
U.S. Corporate notes	2,970	3,041	71	2,968	3,046	78
U.S. Agency Preferred Stock	9,243	9,180	(63)	10,860	9,420	(1,440)

Total available-for-sale	$124,055	$125,383	$1,328	$127,920	$126,413	$(1,507)
Total investment portfolio	$126,056	$127,556	$1,500	$129,921	$128,562	$(1,359)

     The carrying value and the yield of investment securities as of March 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Maturities and Repricing Schedule

The amortized cost by contractual maturity at March 31, 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
U.S. Corporate notes	—	—	2,001	7.01%	—	—	—	—	2,001	7.01%
Total held-to-maturity	—	—	2,001	7.01%	—	—	—	—	2,001	7.01%
Available-for-sale:
U.S. Government	—	—	9,178	3.64%	20,393	4.31%	—	—	29,571	4.10%
CMO	—	—	—	—	3,592	3.80%	31,921	4.12%	35,513	4.09%
MBS	—	—	1,929	4.04%	3,859	3.88%	24,631	4.02%	30,419	4.00%
Municipal Bonds	—	—	—	—	882	3.78%	16,777	4.61%	17,659	4.57%
U.S. Corporate notes	508	6.56%	533	7.50%	—	—	2,000	5.44%	3,041	5.99%
U.S. Agency Preferred Stock	—	—	—	—	—	—	9,180	3.02%	9,180	3.02%
Total available-for-sale	508	6.56%	11,640	3.88%	28,726	4.17%	84,509	4.10%	125,383	4.11%
Total investment portfolio	$508	6.56%	13,641	4.34%	28,726	4.17%	84,509	4.10%	127,384	4.15%

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities:	Value	Losses	Value	Losses	Value	Losses

CMO	$11,432,480	$(215,061)	$—	$—	$11,432,480	$(215,061)
MBS	12,528,911	(162,576)	—	—	12,528,911	(162,576)
U.S. Agency Preferred Stock	966,000	(38,228)	8,214,147	(25,000)	9,180,147	(63,228)

Total Temporarily Impaired Securities	$24,927,391	$(415,865)	$8,214,147	$(25,000)	$33,141,538	$(440,865)

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

     As of March 31,2004, our gross loans (net of unearned fees), including loans held for sale, increased by $100.0 million or 10.0% to $1.1 billion from $1.0 billion at December 31, 2003. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at March 31, 2004 increased by $5.1 million or 1.4 % to $369.3 million from $364.2 million at December 31, 2003. Real estate and construction loans increased by $46.2 million or 8.0% to $622.1 million from $575.9 million at December 31, 2003. There has been a continued high demand for real estate loans during the past months.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$369,342	35.0%	$364,175	36.3%
Real estate and construction loans	622,117	58.9%	575,930	57.4%
Consumer and other loans	64,954	6.1%	63,324	6.3%

Total loans outstanding	1,056,413	100.0%	1,003,429	100.0%
Unamortized loan fees, net of costs	(2,400)		(2,164)
Less: Allowance for loan losses	(13,564)		(12,471)

Net Loans Receivable	$1,040,449		$988,794

* Includes loans held for sale of $ 5,403,575 at March 31, 2004 and $3,926,885 at December 31, 2003

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

(Dollars in thousands)	March 31, 2004	December 31, 2003
Loan commitments	$139,676	$173,547
Standby letters of credit	18,405	14,491
Commercial letters of credit	31,203	31,314

     At March 31, 2004, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $5.6 million, which remained stable compared to the $5.6 million at December 31, 2003. As of March 31, 2004, restructured loans that are current totaled $369,000. Nonperforming assets to total assets was 0.44% at March 31, 2003 and December 31, 2003. At March 31, 2004, the nonperforming loans were $5.2 million, which remained stable compared to the $5.1 million in nonperforming loans at December 31, 2003. Of the $5.2 million in nonperforming loans, approximately $4.0 million are fully secured by commercial real estate. At March 31, 2004, nonperforming loans to total gross loans was 0.50%, compared to 0.51% at December 31, 2003.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$5,055	$4,855
Loan past due 90 days or more, still accruing	179	209

Total Nonperforming Loans	5,234	5,064
Other real estate owned	—	—
Restructured loans	369	529

Total Nonperforming Assets	$5,603	$5,593
Nonperforming loans to total gross loans	0.50%	0.51%
Nonperforming assets to total assets	0.44%	0.44%

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

     The following table provides a breakdown of the allowance for loan losses by category at March 31, 2004 and March 31, 2003:

Allocation of Allowance for Loan Losses

	(Dollars in thousands)
	March 31, 2004		December 31, 2003

Loan Type	Amount	%	Amount	%
Real Estate	$6,583	48.53%	$5,107	40.95%
Commercial	6,059	44.67%	6,618	53.07%
Consumer & others	922	6.80%	746	5.98%

Total allowance	$13,564	100.00%	$12,471	100.00%

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

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pools and, Special Mention, Substandard, and Doubtful.

     Central to the migration analysis is our credit risk rating system. Both internal, contracted external, and regulatory credit reviews are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, volatility of the market value of collateral, and our lien position; and the financial strength of the guarantors

     To calculate our various loan factors, we use twelve-quarter rolling average of historical losses detailing charge-offs, recoveries, and loan type pool balances to determine the estimated credit losses for non-classified and classified loans. Also, in order to reflect the impact of recent events, the eight-quarter rolling average has been weighted. The most recent four quarters have been assigned a 40% weighted average while the next four quarters have been assigned a 33% weighted average and the last four quarters have been assigned a 27% weighted average.

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

     We consider a loan as impaired when it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

     For commercial, real estate and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate installment loans for impairment on a collective basis, because these loans are smaller balance, homogeneous loans. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Upon disposition of an impaired loan, any related allowance is charged off to the allowance for loan losses.

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

     The allowance for loan losses was $13.6 million at March 31, 2004, compared to $9.4 million at March 31, 2003. We recorded a provision of $ 1.5 million during the first quarter of 2004, primarily due to an increase in our loan portfolio. Average gross loans (net of unearned) increased $288.2 million or 39.0% to $1,028.0 million for the first quarter of 2004 compared to $739.8 million for the same quarter of 2003. During the first quarter of 2004, we charged off $717,000 and recovered $310,000. The allowance for loan losses was 1.29% of the gross loans at March 31, 2004 compared to 1.24% at March 31, 2003. The total classified loans at March 31, 2004 were $10.1 million compared to $6.2 million at March 31, 2003.

     We believe the level of allowance as of March 31, 2004 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended
	March 31, 2003	March 31, 2003
	(Dollars in thousands)
LOANS:
Average gross loans	$1,027,993	$739,791
Total gross loans at end of period	1,054,012	759,346
ALLOWANCE:
Balance-beginning of period	12,471	8,458
Less: Loan Charged off:
Commercial	314	329
Consumer	403	97
Real Estate and Construction	—	—

Total loan charged off	717	426
Plus: Loan Recoveries
Commercial	251	70
Consumer	57	1
Real Estate and Construction	2	4

Total loan recoveries	310	75
Net loans charged off	407	351
Provision for loan losses	1,500	1,300
Balance-end of period	$13,564	$9,407

Net loan charge-offs to average total lonas	0.04%	0.05%
Net loan charge-offs to total loans at end of period	0.04%	0.05%
Allowance for loan losses to average total loans	1.32%	1.27%
Allowance for loan losses to total loans at end of period	1.29%	1.24%
Net loan charge-offs to beginning allowance *	3.26%	4.15%
Net loan charge-offs to provision for loan losses *	27.13%	27.00%

*	Total loans are net of unearned

Deposits and Other Borrowings

     Deposits. Deposits are our primary source of funds to use in our lending and investment activities. At March 31, 2004, our deposits increased by $19.3 million or 1.82% to $1,080.7 million from $1,061.4 million at December 31, 2003. Demand deposits remained stable at $325.7 million at March 31, 2004 compared to $325.6 million at December 31, 2003. Time deposits over $100,000 totaled $365.2 million, which represented an increase of $16.6 million or 4.8% from $348.6 million at December 31, 2003. Other interest-bearing demand deposits, including money market and super now accounts, totaled $155.6 million, which represented an increase of $21.5 million or 16.0% from $134.1 million at December 31, 2003.

     At March 31, 2004, 30.1% of the total deposits were non-interest bearing demand deposits, 42.4% were time deposits, 13.1% were savings accounts, and 14.4% were interest bearing demand deposits. By comparison, at December 31, 2003, 30.7% of the total deposits were non-interest bearing demand deposits, 41.8% were time deposits, 14.8% were savings accounts, and 12.7% were interest bearing demand deposits.

     At March 31, 2004, we had a total of $62.3 million in time deposits brought in through brokers and $55.0 million in time deposits from the State of California Treasurer’s Office. The deposits from the State of California Treasurer’s Office were collateralized with our securities with an amortized cost of $63.4 million. The detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate
$14,540,000	10/29/03	04/29/04	1.10%
5,233,000	08/29/03	05/28/04	1.35%
10,100,000	03/19/04	06/21/04	1.00%
5,325,000	10/24/03	07/26/04	1.20%
5,013,000	08/06/03	08/06/04	1.35%
5,000,000	08/29/03	08/27/04	1.45%
14,998,000	03/26/04	09/24/04	1.15%
2,090,000	02/16/01	02/16/06	5.65%

$62,299,000			1.33%

State Deposits	Issue Date	Maturity Date	Rate
$5,000,000	01/07/04	04/08/04	0.97%
10,000,000	10/23/03	04/22/04	1.08%
10,000,000	01/23/04	04/23/04	0.93%
5,000,000	11/14/03	05/13/04	1.11%
5,000,000	02/19/04	05/19/04	0.97%
10,000,000	03/12/04	06/11/04	1.01%
10,000,000	02/04/04	08/04/04	1.05%

$55,000,000			1.02%

     Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at March 31, 2004. All FHLB advances carry fixed interest rates.

FHLB Advances	Issue Date	Maturity Date	Rate
$2,000,000	03/01/04	06/01/04	1.07%
20,000,000	03/08/04	06/07/04	1.09%
5,000,000	02/09/04	06/09/04	1.09%
15,000,000	03/08/04	07/06/04	1.12%
5,000,000	05/05/03	03/31/05	1.72%
5,000,000	10/19/00	10/19/07	6.70%

$52,000,000			1.70%

     At March 31, 2004 and December 31, 2003, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Nara Bancorp. The Debentures are the sole assets of the trusts. The Nara Bancorp’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of trust preferred securities and debentures at March 31, 2004:

(Dollars in Thousand)

			PRINCIPAL		ANNULIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Nara Statutory					3 Month	Every 26th of March,
Trust II	3/26/2002	$8,000	$8,248	3/26/2032	LIBOR + 3.6%	June, September and
						December
Nara Capital					3 Month	Every 15th of March,
Trust III	6/5/2003	$5,000	$5,155	3/26/2032	LIBOR + 3.15%	June, September and
						December
Nara Statutory					3 Month	Every 7th of
Trust VI	12/22/2003	5,000	$5,155	3/26/2032	LIBOR + 2.85%	January, April, July
						and October
Nara Statutory					3 Month	Every 17th of March,
Trust V	12/17/2003	$10,000	$10,310	3/26/2032	LIBOR + 2.95%	June, September and
						December

     The Junior Subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, and December 17, 2008 with respect to Nara Statutory Trust V unless certain events have occurred. During March of 2004, $10 million of the total proceeds from the issuance of the Trust Preferred Securities were injected into Nara Bank as permanent capital.

     With the adoption of FIN No. 46R, Nara Bancorp deconsolidated the five grantor trusts. As a result, the junior subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated balance sheet in the liabilities section at March 31, 2004 and December 31, 2003, under the caption “junior subordinated debentures.” We also recorded $2 million in other assets in the consolidated balance sheet at March 31, 2004 and December 31, 2003 for the common capital securities issued by the issuer trusts.

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

Off-Balance Sheet Activities And Contractual Obligations

     We routinely engage in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of our normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate swap contracts, operating leases and long-term debt.

     Traditional off-balance sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit. These activities could require us to make cash payments to third parties in the event certain specified future events have occurred. The contractual amounts represent the extent of our exposure in these off-balance sheet activities. However, since certain off-balance sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of our customers.

     We also enters into interest rate swap contracts where we are required to either receive cash from or pay cash to counter parties depending on changes in interest rates. We utilize interest rate swap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap contracts is discussed below under Item 3.

     We do not anticipate that our current off-balance sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance sheet risk can be found in Item 3 – “Quantitative and Qualitative Disclosures of Market Risks”.

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing for fixed monthly payments over periods ranging from 2 to 30 years.

     The following table shows our contractual obligation as of March 31, 2004.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Time Deposits	$458,266,794	$452,329,478	$4,965,422	$900,000	$71,894
Junior Subordinated Debenture	39,268,000	—	—	—	39,268,000
Federal Home Loan Bank borrowings	52,000,000	47,000,000	—	5,000,000	—
Operating Lease Obligations	34,289,104	3,949,824	7,853,213	6,238,834	16,247,233

Total	$583,823,898	$503,279,302	$12,818,635	$12,138,834	$55,587,127

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $91.7 million at March 31, 2004. This represented an increase of $6.7 million or 7.9% over total stockholders’ equity of $85.0 million at December 31, 2003.

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

     At March 31, 2004, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities, was $113.1 million. This represented an increase of $6.5 million or 6.1% over total Tier 1 capital of $106.6 million at December 31, 2003. This increase was due to a net income of $4.1 million and $2.3 million from Trust Preferred Securities that was additionally qualified as tier 1 capital, off-set by cash dividends of $580,000, which was declared during the first quarter of 2004 to be paid in April of 2004. At March 31, 2004, we had a ratio of total capital to total risk-weighted assets of 12.0% and a ratio of Tier 1 capital to total risk weighted assets of 10.2%. The Tier 1 leverage ratio was 9.0% at March 31, 2004.

     As of March 31, 2004, the Bank has met the criteria as a “well capitalized institution” under the regulating framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of March 31, 2004 and December 31, 2003.

	As of March 31, 2003
	Actual		Required		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$113,060	8.95%	$50,524	4.00%	$62,536	4.95%
Tier 1 risk-based capital ratio	113,060	10.17%	44,462	4.00%	68,598	6.17%
Total risk-based capital ratio	133,185	11.98%	88,924	8.00%	44,261	3.98%

	As of December 31, 2003
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	106,632	8.84%	48,255	4.00%	$58,377	4.84%
Tier 1 risk-based capital ratio	106,632	9.82%	43,414	4.00%	63,218	5.82%
Total risk-based capital ratio	127,907	11.78%	86,829	8.00%	41,078	3.78%

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

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At March 31, 2004, our borrowing capacity included $46.0 million in federal funds line facility from correspondent banks and $129.5 million in unused Federal Home Loan Bank of San Francisco advances. In addition to the lines, our liquid assets include cash and cash equivalents, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $81.8 million at March 31, 2004 compared to $107.9 million at December 31, 2003. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, higher the ratio of loans to deposits is to 100%, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At March 31, 2004, our gross loan to deposit ratio was 97.5%.

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

     Interest Rate Risk

     Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to fair values, or to future cash flow that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values and market interest rate movements. The management of interest risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest risk management to the Asset and Liability Management Committee (“”), which is composed of Nara Bank’s senior executives and other designated officers.

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income or loss. As of March 31, 2004, the amounts in accumulated OCI associated with these cash flows totaled $1,755,109 (net of tax of $1,170,072), of which $1,053,336 is expected to be reclassified into interest income within the next 12 months.

Interest rate swaps information at March 31, 2004 is summarized as follows:

Current Notional
Amount	Floating Rate	Fixed Rate	Maturity Date	Unrealized Gain	Realized Gain (loss) [1]
$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	506,894	(9,634)
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	1,222,962	11,867
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	257,902	56,995
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	208,205	243,373
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	33,246	351,855
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	258,438	4,143
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	207,243	9,310
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	230,291	51,826

$140,000,000				$2,925,181	$719,735

1. Gain included in the consolidated statement of earnings for the three months ended March 31, 2004, representing hedge ineffectiveness.

2. Prime rate is based on Federal Reserve statistical release H.15

During the first quarter of 2004 and 2003, interest income received from swap counterparties were $904,944 and $833,000, respectively. At March 31, 2004 and 2003, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

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

The following table shows our gap position as of March 31, 2004

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total
		(Dollars in thousands)
Total Investments	20,231	27,810	49,452	47,875	145,368
Total Loans	896,590	31,650	65,825	62,348	1,056,413

Rate Sensitive Assets	916,821	59,460	115,277	110,223	1,201,781
Deposits
TCD, $100M +	168,208	192,122	4,824	—	365,154
TCD, less than 100M	35,854	56,145	1,041	72	93,112
MMDA	140,944	—	—	—	140,944
NOW	14,652	—	—	—	14,652
Savings	112,604	11,346	14,472	2,658	141,080
Other liabilities	—	—	—
FHLB Borrowing	27,000	20,000	—	5,000	52,000
Junior subordinated debentures	—	—	—	39,268	39,268

Rate Sensitive Liabilities	499,262	279,613	20,337	46,998	846,210
Interest Rate Swap	(140,000)	—	90,000	50,000	–
Periodic GAP	277,559	(220,153)	184,940	113,225	355,571
Cumulative GAP	277,559	57,406	242,346	355,571

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at March 31, 2004, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. The application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At March 31, 2004, our net interest income and market value of equity exposed to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility
+300 basis points	26.32%	(25.51)%
+200 basis points	17.49%	(17.49)%
+100 basis points	8.71%	(7.46)%
-100 basis points	(9.21)%	4.62%

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

(b) Reports on Form 8-K

     During the quarter ended March 31, 2004, Nara Bancorp filed the following Current Report on Form 8-K: (1) January 2, 2004 (Receipt of net proceeds of $14.8 million through the participation in tow trust preferred securities offerings, $10 million and $5 million), (2) January 22, 2004 (containing a press release regarding first quarter preliminary financial reporting) and (3) March 10, 2004 (containing a press release regarding an agreement between Nara Bank, N.A. and Interchange Bank for the acquisition by Nara Bank of the Hackensack Court Plaza branch of Interchange Bank as well as certain assets and liabilities.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.
Dated: May 10, 2004	/s/ Benjamin Hong
Benjamin Hong
President and Chief Executive Officer (Principal executive officer)

Dated: May 10, 2004	/s/ Timothy Chang
Timothy Chang
Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation of Nara Bancorp, Inc.[1]

3.2	Bylaws of Nara Bancorp, Inc.[1]

3.3	Amended Bylaws of Nara Bancorp, Inc.[3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc.[2]

10.21	Amended Lease for premise located at 3600 Wilshire Blvd., #100A, Los Angeles, CA *

10.22	Lease for premise located at 10947 Olson Dr. 404-B Rancho Cordova, CA 95620*

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 131-14(a)/15d-14(a) Certifications*

32.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*	Filed herein