Form 10-Q
period 2004-06-30
NARA BANCORP INC
filed 2004-08-09
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of July 31, 2004, there were 23,208,838 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$34,237,400	$34,238,497
Federal funds sold	64,600,000	37,200,000
Term federal funds sold	10,000,000	5,000,000

Total cash and cash equivalents	108,837,400	76,438,497
Securities available for sale, at fair value	124,773,374	126,412,488
Securities held to maturity, at amortized cost (fair value:
June 30, 2004 - $2,098,053; December 31, 2003- $2,148,907)	2,001,282	2,001,493
Interest-only strips, at fair value	644,940	521,354
Interest rate swaps, at fair value	—	1,822,981
Loans held for sale, at the lower of cost or market	6,700,167	3,926,885
Loans receivable, net of allowance for loan losses (June 30, 2004 - $14,295,785; December 31, 2003 - $12,470,735)	1,084,370,791	984,867,614
Federal Reserve Bank stock, at cost	1,503,300	1,263,300
Federal Home Loan Bank Stock, at cost	4,703,300	4,695,400
Premises and equipment	7,542,918	6,765,666
Accrued interest receivable	4,475,789	4,718,360
Servicing assets	3,068,200	2,743,115
Deferred income taxes	12,567,631	10,892,336
Customers’ acceptance liabilities	5,349,547	4,340,037
Cash surrender value of life insurance	14,540,894	14,302,761
Goodwill, net	1,909,150	1,909,150
Intangible assets, net	4,439,659	4,854,867
Other assets	10,526,318	7,551,335

TOTAL	$1,397,954,660	$1,260,027,639

See notes to condensed consolidated financial statements	(Continued)

	June 30,	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$333,570,040	$325,646,661
Interest-bearing:
Money market and other	295,737,900	134,125,212
Savings deposits	130,882,082	157,502,612
Time deposits of $100,000 or more	372,985,798	348,646,862
Other time deposits	87,466,750	95,493,348

Total deposits	1,220,642,570	1,061,414,695
Borrowings from Federal Home Loan Bank	32,000,000	60,000,000
Accrued interest payable	3,123,760	3,291,150
Acceptances outstanding	5,349,547	4,340,037
Interest rate swaps, at fair value	927,398	—
Junior Subordinated Debentures	39,268,000	39,268,000
Other liabilities	6,128,562	6,716,885

Total liabilities	1,307,439,837	1,175,030,767
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 40,000,000 shares at June 30, 2004 and 20,000,000 at December 31, 2003, respectively; issued and outstanding, 23,200,838 and 23,120,178 shares at June 30, 2004 and December 31, 2003, respectively	23,201	23,120
Capital surplus	43,590,461	43,046,200
Deferred compensation	(6,389)	(10,222)
Retained earnings	49,462,797	41,992,345
Accumulated other comprehensive loss, net of taxes	(2,555,247)	(54,571)

Total stockholders’ equity	90,514,823	84,996,872

Total liabilities and stockholders’ equity	$1,397,954,660	$1,260,027,639

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$15,930,131	$12,494,291	$30,810,147	$23,961,850
Interest on securities	1,242,284	1,507,544	2,582,810	2,910,358
Interest on interest rate swaps	904,945	816,472	1,809,889	1,649,472
Interest on federal funds sold and other investments	148,103	288,186	268,650	526,092

Total interest income	18,225,463	15,106,493	35,471,496	29,047,772

INTEREST EXPENSE:
Interest expense on deposits	3,374,500	3,314,022	6,457,460	6,609,936
Interest expense on junior subordinated debentures	565,279	303,604	1,123,971	722,602
Interest expense on borrowings	236,690	465,322	528,993	819,302

Total interest expense	4,176,469	4,082,948	8,110,424	8,151,840

Net interest income before provision for loan losses	14,048,994	11,023,545	27,361,072	20,895,932
Provision for loan losses	1,300,000	1,100,000	2,800,000	2,400,000

Net interest income after provision for loan losses	12,748,994	9,923,545	24,561,072	18,495,932

NON-INTEREST INCOME:
Service charges on deposit accounts	2,034,928	1,877,229	4,062,259	3,601,177
Other charges and fees	2,056,583	1,784,944	3,955,383	3,387,763
Gain on sale of securities available-for sale	103,247	27,525	408,223	186,282
Gain (loss) on sale of fixed assets	2,660	(27,024)	2,443	(15,503)
Gains on sale of other real estate owned	—	79,552	—	77,521
(Loss) gain on interest rate swaps	(1,025,756)	280,067	(306,021)	427,924
Gain on sale of SBA loans	1,740,524	836,961	2,678,827	2,037,183
Loan referral income	478,038	—	478,038	—

Total non-interest income	5,390,224	4,859,254	11,279,152	9,702,347

NON-INTEREST EXPENSE:
Salaries, wages and employee benefits	5,520,359	5,248,348	10,402,186	9,808,932
Net occupancy expense	1,318,837	1,078,720	2,586,306	2,110,082
Furniture and equipment expense	483,813	362,910	903,008	738,973
Advertising and marketing expense	490,775	324,058	797,315	658,792
Communications	162,672	149,252	324,092	298,453
Data and item processing expense	630,998	540,486	1,203,599	1,006,159
Professional fees	766,051	456,998	1,317,727	910,178
Office supplies and forms	120,220	94,426	218,847	178,030
Other than temporary impairment on investment securities	123,418	—	1,756,584	0
Other	1,063,171	857,896	2,059,961	1,662,713

Total non-interest expense	10,680,314	9,113,094	21,569,625	17,372,312

Income before income tax provision	7,458,904	5,669,705	14,270,599	10,825,967
Income tax provision	2,913,911	2,254,186	5,582,322	4,173,524

Net income	$4,544,993	$3,415,519	$8,688,277	$6,652,443

Earnings Per Share:
Basic	$0.20	$0.16	$0.37	$0.31
Diluted	0.19	0.15	0.36	0.29

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004 and 2003
(Unaudited)

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss)	Income
BALANCE, JANUARY 1, 2004	23,120,178	$23,120	$43,046,200	$(10,222)	$41,992,345	$(54,571)
Stock options exercised	80,660	81	344,085
Tax benefit from stock options exercised			200,176
Amortization of restricted stock				3,833
Cash dividend declared					(1,217,825)
Comprehensive income:
Net income					8,688,277		$8,688,277
Other comprehensive income:
Change in unrealized loss on securities available for sale, and interest-only-strips , net of tax						(1,034,062)	(1,034,062)
Change in unrealized loss on interest swaps — net of tax						(1,466,614)	(1,466,614)

Comprehensive income							$6,187,601

BALANCE, JUNE 30, 2004	23,200,838	$23,201	$43,590,461	$(6,389)	$49,462,797	$(2,555,247)

BALANCE, JANUARY 1, 2003	21,381,260	$21,380	$32,919,617		$29,903,338	$2,524,732
Warrants exercised	96,200	96	313,004
Stock options exercised	99,312	99	255,235
Issuance of restricted stock	4,000	4	22,996	(23,000)
Deferred compensation				(8,944)
Cash dividend declared					(1,077,025)
Comprehensive income:
Net income					6,652,443		$6,652,443
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only- strips, net of tax						92,507	92,507
Change in unrealized gain on interest swaps — net of tax						1,465,018	1,465,018

Comprehensive income							$8,209,968

BALANCE, JUNE 30, 2003	21,580,772	$21,579	$33,510,852	$(31,944)	$35,478,756	$4,082,257

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$8,688,277	$6,652,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,345,101	827,179
Provision for loan losses	2,800,000	2,400,000
Proceeds from sales of loans	43,385,509	28,408,725
Originations of SBA loans held for sale	(64,605,200)	(40,491,300)
Net gain on sales of loans	(2,678,827)	(2,037,183)
Net gain on sales of other real estate owned	—	(77,521)
Gain on sales of securities available for sale	(408,223)	(186,282)
Net increase in cash surrender value	(238,133)	(279,042)
Loss on sale of premises and equipment	217	15,503
Loss (gain) on interest rate swaps	306,021	(427,924)
Decrease (increase) in accrued interest receivable	242,571	(317,305)
Deferred income taxes	(8,178)	(56,451)
Tax benefit from stock options exercised	200,176	—
Increase in other assets	(3,548,294)	(3,601,452)
Decrease (increase) in accrued interest payable	(167,390)	545,120
Increase in interest-only strip	(166,781)	(59,715)
(Decrease) increase in other liabilities	(588,324)	8,553,729

Net cash used in operating activities	(13,441,478)	(131,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(81,177,941)	(66,889,965)
Purchase of premises and equipment	(1,478,201)	(535,800)
Purchase of investment securities available for sale	(32,401,049)	(69,782,436)
Proceeds from sale of equipment	508	3,908
Proceeds from sale of investment securities available for sale	11,946,715	3,539,063
Proceeds from matured or called investment securities available for sale	18,844,033	24,378,364
Proceeds from sales of other real estate owned	—	166,805
Purchase of Federal Reserve Stock	(240,000)	(299,835)
Purchase of Federal Home Loan Bank Stock	(7,900)	(891,600)

Net cash used in investing activities	(84,513,835)	(110,311,496)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	159,227,875	45,730,420
Payment of cash dividend	(1,217,825)	(1,077,025)
Proceeds from issuance of Junior Subordinated Debentures, net	—	5,000
(Repayment of) proceeds from Federal Home Loan Bank borrowings	(28,000,000)	20,000,000
Proceeds from warrants exercised	—	313,100
Proceeds from stock options exercised	344,166	255,334

Net cash provided by financing activities	130,354,216	65,226,829

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,398,903	(21,822,680)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,438,497	104,742,728

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,837,400	$82,920,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,177,813	$3,473,018
Income taxes paid	$6,696,245	$500,275
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$—	$15,601

See accompanying notes to condensed consolidated financial statements

Notes to unaudited Consolidated Financial Statements

1. Nara Bancorp, Inc.

     Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank, N.A., a national bank (“Nara Bank”) with branches in California and New York as well as Loan Production Offices in California, Washington, Colorado, Georgia, Illinois, New Jersey, and Virginia.

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

     Nara Bancorp also has five special-purpose subsidiaries that were formed for capital-raising transactions: Nara Capital Trust I, Nara Statutory Trust II, Nara Capital Trust III, Nara Statutory Trust IV, and Nara Statutory Trust V. With the adoption of FASB Interpretation No. 46 (“FIN 46”) Nara Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated balance sheet in the liabilities section at June 30, 2004 and December 31, 2003, under the caption as “junior subordinated debentures.” We also recorded $2.1 million in other assets in the consolidated statement of financial condition at June 30, 2004 and December 31, 2003 for the common capital securities issued by the issuer trusts.

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended June 30, 2004. Certain reclassifications have been made to prior period figures in order to conform to the June 30, 2004 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

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

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income would have been reduced to the pro forma amounts as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income—as reported	$4,544,993	$3,415,519	$8,688,277	$6,652,543
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	178,390	98,258	358,072	195,436

Pro forma net income	$4,366,603	$3,317,261	$8,330,205	$6,457,107

EPS:
Basic—as reported	$0.20	$0.16	$0.37	$0.31
Basic—pro forma	0.19	0.15	0.36	0.30
Diluted—as reported	$0.19	$0.15	$0.36	$0.29
Diluted—pro forma	0.18	0.15	0.34	0.29

     No options were granted during the second quarter of 2004. The weighted-average fair value of options granted during the second quarter of 2003 was $4.81. The fair value of options granted under our stock option plans during the second quarter of 2003 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.5% dividends yield, volatility of 35.10% with risk-free interest rate of 2.3% and expected lives of three to five years. The weighted-average fair value of options granted during the six months of 2004 was $12.46. The fair value of options granted under our stock option plans during the first six months of 2004 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.67% dividend yield, volatility of 38.68%, risk-free interest rate of 3.5% and expected lives of six years.

4. Dividends

     On May 17, 2004, we declared a $0.0275 per share cash dividend paid on July 14, 2004 to stockholders of record at the close of business on June 30, 2004. On March 11, 2004, we declared a $0.025 per share cash dividend paid on April 12, 2004 to stockholders of record at the close of business on March 31, 2004.

5. Stock Splits

     On May 17, 2004, Nara Bancorp announced that its Board of Directors approved a two-for-one stock split of its common stock, effected in the form of a 100% stock dividend, which was distributed on June 15, 2004 to stockholders of record on close of business on May 31, 2004. The effect of this dividend is that stockholders received one additional share of Nara Bancorp common stock for each share owned. All share and per share information have been restated to reflect the stock split.

6. Earnings Per Share (“EPS”)

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings.

     The following table shows how we computed basic and diluted EPS for the periods ended June 30, 2004 and 2003.

For the six months ended June 30,

		2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$8,688,277	23,168,883	$0.37	$6,652,443	21,446,808	$0.31
Effect of Dilutive Securities:
Stock Options		1,278,433			1,074,386
Restricted stock		—			2,668
Warrants	—	—		—	105,146

Diluted EPS	$8,688,277	24,447,316	$0.36	$6,652,443	22,629,008	$0.29

For the three months ended June 30,

		2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$4,544,993	23,181,561	$0.20	$3,415,519	21,514,554	$0.16
Effect of Dilutive Securities:
Stock Options		1,279,512			1,063,474
Restricted stock		—			2,668
Warrants	—	—		—	81,378

Diluted EPS	$4,544,993	24,461,073	$0.19	$3,415,519	22,662,074	$0.15

7. SBA

     Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.

     We periodically evaluate servicing assets for impairment. At June 30, 2004, the fair value of servicing assets was determined using a weighted-average discount rate of 6.8% and a prepayment speed of 11.5%. At December 31, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.9% and a prepayment speed of 11.4%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets exceeded the carrying amounts and were $3,784,000 and $3,376,000 at June 30, 2004 and December 31, 2003, respectively.

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

     We tested goodwill for impairment as of December 31, 2003, noting no impairment in recorded goodwill of $1.9 million. No conditions indicated any impairment as of June 30, 2004. There were no changes in goodwill for the three and six months ended June 30, 2004 and 2003.

     We also tested intangible assets for impairment as of December 31, 2003, noting no impairment. We will continue to amortize intangible assets, representing core deposit intangibles, over their original estimated useful lives of seven years. There were no additions to core deposits intangibles during the three and six months ended June 30, 2004 and 2003.

     As of June 30, 2004, intangible assets subject to amortization include core deposit intangibles of $4,439,659 (net of $1,165,247 accumulated amortization) and servicing assets of $ 3,068,200. Amortization expenses for such intangible assets were $324,544 and $651,128 for the three and six months ended June 30, 2004, respectively. Estimated amortization expense for intangible assets for the remainder of 2004 and the five succeeding fiscal years follows:

2004 (remaining six months)	$883,259
2005	1,104,481
2006	961,411
2007	900,881
2008	847,162
2009 and thereafter	2,810,665

9. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, we generally included another entity in our consolidated financial statements only if we controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated if we were subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

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

     In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of this standard may cause us to recognize impairment losses in the consolidated statements of income which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates. Since fluctuations in the fair value for available-for-sale securities are already recorded in accumulated other comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders’ equity.

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

Commitments at June 30, 2004 are summarized as follows:

Commitments to extend credit	$138,366,630
Standby letters of credit	20,952,935
Commercial letters of credit	40,358,616

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

11. Derivative Financial Instruments and Hedging Activities

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. During the second and fourth quarters of 2002, we entered into various interest rate swap agreements as summarized in the table below. Our objective for the interest rate swaps is to manage asset and liability positions in connection with our overall strategy of minimizing the impact of interest rate fluctuations on our interest rate margin. As part of our overall risk management, our Asset Liability Committee monitors and measures the interest rate risk and the sensitivity of our assets and liabilities to interest rate changes, including the impact of the interest rate swaps.

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of June 30, 2004, the amounts in accumulated OCI associated with these cash flows totaled a loss of $686,084 (net of tax of $457,390), of which $105,447 is expected to be reclassified into interest income within the next 12 months. As of June 30, 2004, the maximum length of time over which we are hedging our exposure to the variability of future cash flow is approximately 8.5 years.

Interest rate swap information at June 30, 2004 is summarized as follows:

Current Notional				Unrealized Gain	Realized Gain
Amount	Floating Rate	Fixed Rate	Maturity Date	(loss)	(loss) [1]
$20,000,000	H.15 Prime 2	6.95%	4/29/2005	238,048	(17,633)
20,000,000	H.15 Prime 2	7.59%	4/30/2007	533,530	4,387
20,000,000	H.15 Prime 2	6.09%	10/09/2007	(260,921)	(103,850)
20,000,000	H.15 Prime 2	6.58%	10/09/2009	(527,759)	—
20,000,000	H.15 Prime 2	7.03%	10/09/2012	(861,412)	—
20,000,000	H.15 Prime 2	5.60%	12/17/2005	(11,836)	(66,762)
10,000,000	H.15 Prime 2	6.32%	12/17/2007	(84,930)	(64,472)
10,000,000	H.15 Prime 2	6.83%	12/17/2009	(168,194)	(57,691)

$140,000,000				$(1,143,474)	$(306,021)

1. Loss included in the consolidated statement of income for the six months ended June 30, 2004, representing hedge ineffectiveness. Hedge ineffectiveness was ($1,025,756), $280,067 and $427,924 for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2003, respectively

2. Prime rate is based on Federal Reserve statistical release H.15

     During the second quarter of 2004 and 2003, interest income received from swap counterparties were $904,945 and $816,472, respectively. During the first six months of 2004 and 2003, interest income received from swap counterparties were $1.8 million and $1.6 million, respectively. At June 30, 2004 and 2003, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $5.9 million.

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

     Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Non-interest income and non-interest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on the origination of new loans for the period. We evaluate the overall performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses. Future changes in our management structure or reporting methodologies may result in changes to the measurement of operating segment results.

     The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2004 and 2003.

For the Six Months Ended June 30
(Dollars in thousands)

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004
Net interest income, before provision for loan loss	$21,429	$2,066	$3,866	$27,361
Less provision for loan losses	2,250	—	550	2,800
Non-interest income	6,029	1,438	3,812	11,279

Net revenue	25,208	3,504	7,128	35,840
Non-interest expense	18,088	1,525	1,956	21,569

Income before taxes	$7,120	$1,979	$5,172	$14,271

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,089,772	$110,485	$197,698	$1,397,955

2003
Net interest income, before provision for loan loss	$16,199	$2,173	$2,524	$20,896
Less provision for loan losses	1,885	285	230	2,400
Non-interest income	5,725	1,400	2,577	9,702

Net revenue	20,039	3,288	4,871	28,198
Non-interest expense	13,543	2,057	1,772	17,372

Income before taxes	$6,496	$1,231	$3,099	$10,826

Goodwill	$1,909	$—	$—	$1,909

Total assets	$840,670	$79,423	$147,333	$1,067,426

For the Three Months Ended June 30
(Dollars in thousands)

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004
Net interest income, before provision for loan loss	$10,885	$1,106	$2,058	$14,049
Less provision for loan losses	1,010	—	290	$1,300
Non-interest income	2,089	783	2,518	5,390

Net revenue	11,964	1,889	4,286	18,139
Non-interest expense	8,760	841	1,079	10,680

Income before taxes	$3,204	$1,048	$3,207	$7,459

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,089,772	$110,485	$197,698	$1,397,955

2003
Net interest income, before provision for loan loss	$8,531	$1,175	$1,318	$11,024
Less provision for loan losses	780	140	180	1,100
Non-interest income	3,013	727	1,119	4,859

Net revenue	10,764	1,762	2,257	14,783
Non-interest expense	7,145	1,217	751	9,113

Income before taxes	$3,619	$545	$1,506	$5,670

Total assets	$840,670	$79,423	$147,333	$1,067,426

13. Other Comprehensive Income

     The following table shows the reclassification of other comprehensive income for the six months ended June 30, 2004 and 2003.

	2004	2003
Unrealized (loss) gain on securities available for sale and interest-only strips:
Unrealized holding (losses) gains arising during the period — net of tax (benefit) expense of $(1,228,719) in 2004 and $136,184 in 2003	$(1,843,079)	$204,276
Less: Reclassification adjustment for (loss) gain included in net income, net of tax (benefit) expense of $(539,344) in 2004 and $74,513 in 2003	809,017	(111,769)

Net change in unrealized (loss) gain of securities available for sale and interest-only strips, net of tax (benefit) expense of $(689,375) in 2004 and $61,671in 2003	$(1,034,062)	$92,507

Unrealized (loss) gain on interest rate swaps:
Unrealized holding (losses) gains arising during the period — net of tax (benefit) expense of $(253,788) in 2004 and $1,636,468 in 2003	$(380,681)	$2,454,701
Less: Reclassification adjustments to interest income — net of tax expense of $723,956 in 2004 and $659,789 in 2003	(1,085,933)	(989,683)

Net Change in unrealized (loss) gain of interest rate swaps — net of tax (benefit) expense of of $(977,743) in 2004 and $976,679 in 2003	(1,466,614)	1,465,018

Total change in unrealized gain of securities available for sale, interest-only strips and interest rate swaps	$(2,500,676)	$1,557,525

14. Other Than Temporary Impairment

     For the six months ended June 30, 2004, we recorded pretax impairment charges of $1.8 million on floating rate agency preferred stocks as a result of decline in market value due to the interest rate environment.

15. Subsequent Event

     On July 27, 2004, Nara Bank and Interchange Bank, a subsidiary of Interchange Financial Services Corporation, agreed to terminate the Purchase and Assumption Agreement entered into on March 9, 2004 without consummating the proposed purchase of a branch of Interchange Bank by Nara as contemplated by such agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months periods ended June 30, 2004 and June 30, 2003. This analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2003 and with the unaudited consolidated financial statements and notes set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or For The Three Months Ended		At or For The Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Income Statement data:
Interest income	$18,225	$15,107	$35,471	$29,048
Interest expense	4,176	4,083	8,110	8,152

Net interest income, before provision for loan losses	14,049	11,024	27,361	20,896
Provision for loan losses	1,300	1,100	2,800	2,400

Net interest income after provision for loan losses	12,749	9,924	24,561	18,496
Noninterest income	5,390	4,859	11,279	9,702
Noninterest expense	10,680	9,113	21,570	17,372

Income before income tax provision	7,459	5,670	14,270	10,826
Income tax provision	2,914	2,254	5,582	4,174

Net income	$4,545	$3,416	$8,688	$6,652

Per Share Data:
Earnings per share — basic	$0.20	$0.16	$0.37	$0.31
Earnings per share — diluted	0.19	0.15	0.36	0.29
Book value (period end)	3.90	3.39	3.90	3.39
Common shares outstanding	23,200,838	21,578,104	23,200,838	21,578,104
Weighted average shares outstanding — basic	23,181,561	21,514,554	23,168,883	21,466,808
Weighted average shares outstanding — diluted	24,461,073	22,662,074	24,447,316	22,629,008
Balance Sheet Data — At Period End:
Assets	$1,397,956	$1,067,426	$1,397,956	$1,067,426
Investment Securities	126,774	146,447	126,774	146,447
Net Loans	1,091,071	800,002	1,091,071	800,002
Deposits	1,220,643	862,649	1,220,643	862,649
Stockholders’ equity	90,515	73,079	90,515	73,079

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Average Balance Sheet Data:
Assets	$1,336,533	$1,039,938	$1,299,647	$1,010,974
Securities	129,224	135,893	128,607	131,605
Net Loans	1,077,569	766,820	1,046,304	748,974
Deposits	1,132,362	852,300	1,097,365	834,922
Stockholder’s equity	94,407	70,680	91,171	68,718
Selected Performance Ratios:
Return on average assets (1)	1.36%	1.31%	1.34%	1.32%
Return on average shareholders’ equity (1)	19.26%	19.33%	19.06%	19.36%
Operating expense to average assets (1)	7.06%	6.80%	7.02%	6.80%
Efficiency ratio (2)	55.82%	56.77%	55.82%	56.77%
Net interest margin (3)	4.54%	4.57%	4.54%	4.43%
Capital Ratios (4)
Leverage capital ratio (5)	8.69%	8.58%	8.69%	8.58%
Tier 1 risk-based capital ratio	10.04%	9.89%	10.04%	9.89%
Total risk-based capital ratio	12.18%	11.01%	12.18%	11.01%
Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.29%	1.24%	1.29%	1.24%
Allowance for loan losses to non-accrual loans	294.34%	387.65%	294.34%	387.65%
Total non-performing assets to total assets (6)	0.37%	0.28%	0.37%	0.28%

     * Includes the loans held for sale

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by net average earning assets.

(4)	The required ratios for the “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Forward-Looking Information

     Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations which we are subject to. For additional information concerning these factors, see “Item 1. Business - Factors That May Affect Business or the Value of Our Stock” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Critical Accounting Policies

     The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of June 30, 2004.

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

     Our significant accounting principles are described in greater detail in our 2003 Annual Report on Form 10-K/A in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2004

RESULTS OF OPERATIONS

Net income

     Our net income for the three months ended June 30, 2004 was $4.5 million or $0.19 per diluted share compared to $3.4 million or $0.15 per diluted share for the same quarter of 2003, which represented an increase of $1.1 million or 32.4%. The increase resulted primarily from an increase in net interest income due to growth in our loan portfolio. The annualized return on average assets was 1.36% for the second quarter of 2004 compared to 1.31% for the same period of 2003. The annualized return on average equity was 19.26 % for the second quarter of 2004 compared to 19.33% for the same period of 2003. The resulting efficiency ratio was 54.94% for the three months ended June 30, 2004 compared with 57.38% for the same period of 2003.

     Our net income for the six months ended June 30, 2004 was $8.7 million or $0.36 per diluted share compared to $6.7 million or $0.29 per diluted share for the same period of 2003, an increase of approximately $2.0 million or 29.9%. The increase resulted primarily from a growth in our loan portfolio, which in turn resulted in higher interest income, and from the sale of loans we originated offset by higher loan loss provisions and non-interest expense.

     The annualized return on average assets was 1.34 % for the six months ended June 30, 2004 compared to 1.32% for the same period of 2003. The annualized return on average equity was 19.06% for the six months ended June 30, 2004 compared to 19.36% for the same period of 2003. The efficiency ratios were 55.82% for the six months ended June 30, 2004 compared with 56.77% for the corresponding period of the preceding year. This improvement was primarily due to the increase in net income while expenses grew at a slower rate.

Net Interest Income and Net Interest Margin

     Net Interest Income

     The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, interest rate swaps and investments and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yield earned on interest-earning assets and rates paid on interest-bearing liabilities.

     Net interest income before provision for loan losses was $14.0 million for the three months ended June 30, 2004, an increase of $3.0 million, or 27.3% from net interest income of $11.0 million for the same quarter of 2003. This increase was primarily due to an increase in average earning assets, which increased $273.1 million or 28.3% to $1,237.5 million for the second quarter of 2004 from $964.4 million for the same quarter of 2003.

     Interest income for the second quarter of 2004 was $18.2 million, which represented an increase of $3.1 million or 20.5% over interest income of $15.1 million for the same quarter of 2003. The increase was the net result of a $4.8 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) off-set by a $1.7 million decrease in interest income due to a decline in the yield earned on those average interest-earning assets (rate change). Interest expense for the second quarter of 2004 was $4.2 million, an increase of $100,000 or 2.4% over interest expense of $4.1 million for the same quarter of 2003. The increase was the net result of a $1.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) offset by a $957,000 decrease in interest expense due to a decline in the rates paid on interest-bearing liabilities (rate change).

     Net interest income before provision for loan losses was $27.4 million for the six months ended June 30, 2004, which represented an increase of $6.5 million or 31.1% from net interest income of $20.9 million for the same period of 2003. The increase was the primarily due to an increase in average earning assets. Average earning assets increased $261.0 million or 27.7% to $1,204.3 million for the six months ended June 30, 2004, from $943.3 million for the same period of 2003.

     Interest income for the six months ended June 30, 2004 was $35.5 million, an increase of $6.5 million or 22.4% over interest income of $29.0 million for the same period of 2003. The increase was the net result of a $9.2 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) off-set by a $2.7 million decrease in interest income due to a decline in the yield earned on those average interest-earning assets (rate change). Interest expense for the six months ended June 30, 2004 was $8.1 million, which represented a decrease of $42,000 or 0.5% over interest expense of $8.2 million for the same period of 2003. The increase was the net result of a $2.0 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) offset by a $2.1 million decrease in interest expense due to a decline in the rates paid on interest-bearing liabilities (rate change).

     Net Interest Margin

     The yield on average interest-earning assets decreased to 5.89% for the second quarter of 2004 compared with 6.27% for the same quarter of 2003. The decrease was primarily due to a decrease in market interest rates for our loans, including a 25 basis point reduction by Federal Reserve Board in the prime rate between these periods. The average cost of interest-bearing liabilities decreased to 1.85 % for the second quarter of 2004 from 2.30% for the same quarter of 2003. The decrease was also due to a decrease in market rates for deposits. The net interest margin was 4.54% for the second quarter of 2004 compared with 4.57% for the same quarter of 2003.

Despite the rate cut we managed to maintain the interest margin above 4.50% by successfully managing the interest-bearing liabilities.

     The yield on average interest-earning assets decreased by 27 basis points to 5.89% for the six months ended June 30, 2004 compared with 6.16% for the six months ended June 30, 2003. The average cost of interest-bearing liabilities decreased by 51 basis points to 1.86% for the six months ended June 30, 2004 from 2.37% for the six months ended June 30, 2003. These decreases were mainly due to a 25 basis point reduction in the prime rate in June of 2003. The net interest margin was 4.54% for the six months ended June 30, 2004 compared with 4.43% for the same period of 2003. Interest bearing liabilities fully repriced and stabilized over those periods.

     The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the three and six months periods indicated:

	Three months ended June 30, 2004			Three months ended June 30, 2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swaps	$1,077,569	$16,835	6.25%	$766,820	$13,310	6.94%
Other investments	6,139	77	5.02%	5,634	86	6.11%
Securities	129,224	1,242	3.84%	135,894	1,508	4.44%
Fed funds sold	24,531	71	1.16%	56,035	202	1.44%

Total interest earning assets	$1,237,463	$18,225	5.89%	$964,383	$15,106	6.27%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$202,379	$804	1.59%	$80,773	$281	1.39%
Savings	135,890	605	1.78%	150,420	851	2.26%
Time certificates of deposits	467,943	1,965	1.68%	376,409	2,182	2.32%
FHLB borrowings	57,334	237	1.65%	83,401	400	1.92%
Junior subordinated debentures	37,122	565	6.09%	18,492	369	7.98%

Total interest bearing liabilities	$900,668	$4,176	1.85%	$709,495	$4,083	2.30%

Net interest income		$14,049			$11,023
Net yield on interest-earning assets			4.54%			4.57%
Net interest spread			4.04%			3.96%
Average interest-earning assets to average interest-bearing liabilities			137.39%			135.93%

	Six months ended June 30, 2004			Six months ended June 30, 2003
		Interest			Interest
		Income/	Average	Average	Income/	Average
	Average Balance	Expense	Yield/ Rate	Balance	Expense	Yield/ Rate
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swaps	$1,046,304	$32,619	6.24%	$748,975	$25,611	6.84%
Other investments	5,732	133	4.64%	5,305	135	5.09%
Securities	128,607	2,583	4.02%	131,609	2,911	4.42%
Fed funds sold	23,625	136	1.15%	57,369	391	1.36%

Total interest earning assets	$1,204,268	$35,471	5.89%	$943,258	$29,048	6.16%
INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$177,900	$1,335	1.50%	$80,483	$585	1.45%
Savings	143,025	1,256	1.76%	146,165	1,712	2.34%
Time certificates of deposits	453,830	3,866	1.70%	369,533	4,313	2.33%
FHLB borrowings	58,343	529	1.81%	74,102	819	2.21%
Junior subordinated debentures	37,118	1,124	6.06%	17,849	723	8.10%

Total interest bearing liabilities	$870,216	$8,110	1.86%	$688,132	$8,152	2.37%
Net interest income		$27,361			$20,896
Net yield on interest-earning assets			4.54%			4.43%
Net interest spread			4.03%			3.79%
Average interest-earning assets to average interest-bearing liabilities			138.39%			137.08%

     The following table illustrates the changes in our interest income, interest expenses, amount attributable to variations in interest rates, and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change s due to volume and the changes due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three months ended
	June 30, 2004 over June 30, 2003
	Net Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swaps	$3,525	$(1,436)	$4,961
Interest on other investments	(9)	(16)	7
Interest on securities	(266)	(195)	(71)
Interest on fed funds sold	(131)	(34)	(97)

Total interest income	$3,119	$(1,681)	$4,800
INTEREST EXPENSE
Interest on demand deposits	$523	$45	$478
Interest on savings	(246)	(169)	(77)
Interest on time certificate of deposits	(217)	(679)	462
Interest on FHLB borrowings	(163)	(50)	(113)
Interest on junior subordinated debentures	196	(104)	300

Total interest expense	$93	$(957)	$1,050

	Six months ended
	June 30, 2004 over June 30, 2003
	Net	Change due to
	Increase
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swaps	$7,009	$(2,424)	$9,433
Interest on other investments	(2)	(12)	10
Interest on securities	(328)	(263)	(65)
Interest on fed funds sold	(256)	(54)	(202)

Total interest income	$6,423	$(2,753)	$9,176
INTEREST EXPENSE
Interest on demand deposits	$750	$20	$730
Interest on savings	(456)	(420)	(36)
Interest on time certificate of deposits	(447)	(1,309)	862
Interest on FHLB borrowings	(290)	(133)	(157)
Interest on junior subordinated debentures	401	(220)	621

Total interest expense	$(42)	$(2,062)	$2,020

Provision for Loan Losses

     The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     We recorded a $1.3 million in provision for loan losses in the second quarter of 2004 compared to $1.1 million in the same quarter of 2003. For the six months ended June 30, 2004, we recorded $2.8 million in provision for loan losses compared to $2.4 million for the six months ended June 30, 2003. These increases reflect the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio. We believe that the allowance is sufficient for the known and inherent losses at June 30, 2004. Refer to Allowance and Provision for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, gain or losses on interest rate swaps and gains on sale of SBA loans and investment securities.

     Non-interest income for the second quarter of 2004 was $5.4 million compared to $4.9 million for the same quarter of 2003, an increase of $0.5 million, or 10.9%, primarily as a result of an increase in gain on sale of loans, offset by a loss in interest rate swaps. Gain on sale of SBA loans increased $904,000 or 108.0% to $1.7 million for the second quarter of 2004 from $837,000 for the same quarter of 2003. During the second quarter of 2004 we originated $47.6 million in SBA loans and sold $32.2 million. During the second quarter of 2004 we recognized a loss of $1.0 million from the valuation of interest rate swap transactions, which represented the ineffective portion of swaps that related to cash flow hedge, compared to a gain of $280,000 for the same quarter of 2003. Ineffectiveness in cash flow hedge occurs when the cumulative gain or loss on the derivative hedging instrument exceeds the cumulative change in the expected future cash flows on the hedge transaction due to changes in market interest rates. Such gain or loss is recognized as non-interest income or loss.

     Non-interest income for the six months ended June 30, 2004 was $11.3 million compared to $9.7 million for the same period of 2003, which represented an increase of $1.6 million or 16.3%, primarily as a result of increase in service charges on deposits and gains on sale of loans. Service charges on deposits increased $461,000 or 12.8% to $4.1 million for the six months ended June 30, 2004 from $3.6 million for the same period of 2003. This increase is primarily due to an increase in number of accounts from acquisitions as well as from existing branches. Gain on sale of SBA loans for the first six months of 2004 was $2.7 million, increased $642,000 million or 31.5% from $2.0 million for the same period of 2003. We originated $64.6 million in SBA loans and sold $43.4 million during the first six months of 2004. During the same period of 2003, we originated $40.5 million and sold $28.4 million. We recognized a loss of $306,000 from the interest rate swap transactions during the first six months of 2004, compared to a gain of $428,000 during the same period of 2003.

     The breakdown of changes in our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	6/30/2004	Amount	Percent (%)	6/30/2003
		(Dollars in thousands)
Service charge on deposits	$2,035	$158	8.4%	$1,877
International service fee income	754	58	8.3%	696
Wire transfer fees	354	87	32.6%	267
Service fee income — SBA	285	64	29.0%	221
Earnings on cash surrender value	148	(32)	-17.8%	180
Gain on sale of SBA loans	1,741	904	108.0%	837
Gain on sale of securities available for sale	103	75	267.9%	28
(Loss) gain on interest rate swaps	(1,026)	(1,306)	100.0%	280
Gain on sale of OREO	—	(80)	-100.0%	80
Loan referral income	478	478	100.0%	—
Other	518	125	31.8%	393

Total noninterest income	$5,390	$531	10.9%	$4,859

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended
	6/30/2004	Amount	Percent (%)	6/30/2003
		(Dollars in thousands)
Service charge on deposits	$4,062	$461	12.8%	$3,601
International service fee income	1,416	77	5.8%	1,339
Wire transfer fees	653	139	27.0%	514
Service fee income — SBA	569	148	35.2%	421
Earnings on cash surrender value	329	(32)	-8.9%	361
Gain on sale of SBA loans	2,679	642	31.5%	2,037
Gain on sale of securities available for sale	408	222	119.4%	186
(Loss) gain on interest rate swaps	(306)	(734)	-171.5%	428
Gain on sale of OREO	—	(78)	-100.0%	78
Loan referral income	478	478	100.0%	—
Other	991	254	34.5%	737

Total noninterest income	$11,279	$1,577	16.3%	$9,702

Non-interest Expense

     Non-interest expense for the second quarter of 2004 was $10.7 million compared to $9.1 million for the same quarter of 2003, an increase of $1.6 million or 17.5%, primarily due to increases in occupancy, advertising and professional fees. Occupancy expense for the second quarter of 2004 increased $261,000 or 24.7% to $1.3 million from $1.1 million for the same quarter of 2003. This increase is primarily due to the acquisition and opening of new branches in addition to the general increases to the existing building leases. Adverting and marketing expenses for the second quarter of 2004 increased $166,000 or 51.2% to $490,000 from $324,000 for the same quarter of 2003. These increases were due to our continued efforts to serve and market to our customers and community through financial supports and events. Professional fees for the second quarter of 2004 also increased $309,000 or 67.6% to $766,000 from $457,000 for the same quarter of 2003. This increase was due to an increase in SBA referral fees from higher SBA volumes and an increase in other professional fees.

     Non-interest expense for the six months ended June 30, 2004 was $21.6 million compared to $17.4 million for the same period of 2003, an increase of $4.2 million or 24.2%, primarily due to the recognition of other than temporary impairment charges of $1.8 million in U.S. Agency Preferred Stock and the increases in occupancy expense and professional fees. During the first half of 2004 we recorded pretax impairment charges of $1.8 million on floating rate agency preferred stocks as a result of decline in market value due to the interest rate environment. Excluding this impairment charge, non-interest expense for the six months ended June 30, 2004 was $19.8 million, an increase of $2.4 million of 13.8% from the corresponding period of 2003. Occupancy expenses increased $476,000 or 22.6% to $2.6 million for the first six months of 2004 from $2.1 million for the corresponding period of 2003. This increase was due to the acquisition and opening of branches in additional to general increases in leases. Professional fees also increased $408,000 or 44.8% to $1.3 million for the first six months of 2004 from $910,000 for the corresponding period of 2003. This increase was due to the increases in SBA referral fees and other professional fees.

     The breakdown of changes in our non-interest expense is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	6/30/2004	Amount	Percent (%)	6/30/2003
Salaries and benefits	$5,520	$272	5.2%	$5,248
Net occupancy	1,319	240	22.2%	1,079
Furniture and equipment	484	121	33.3%	363
Advertising and marketing	490	166	51.2%	324
Regulatory fees	204	33	19.3%	171
Communications	163	13	8.7%	150
Data and item processing	631	91	16.9%	540
Professional fees	766	309	67.6%	457
Office supplies & forms	120	25	26.3%	95
Directors’ Fees	131	24	22.4%	107
Credit related expenses	45	(122)	-73.1%	167
Amortization of intangibles	207	132	176.0%	75
Other than temporary impairment	124	124	0.0%	—
Other	477	140	41.5%	337

Total non-interest expense	$10,681	$1,568	17.2%	$9,113

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended
	6/30/2004	Amount	Percent (%)	6/30/2003
Salaries and benefits	$10,402	$593	6.0%	$9,809
Net occupancy	2,586	476	22.6%	2,110
Furniture and equipment	903	164	22.2%	739
Advertising and marketing	797	138	20.9%	659
Regulatory fees	382	41	12.0%	341
Communications	324	25	8.4%	299
Data and item processing	1,204	198	19.7%	1,006
Professional fees	1,318	408	44.8%	910
Office supplies & forms	219	41	23.0%	178
Directors’ Fees	254	32	14.4%	222
Credit related expenses	154	(128)	-45.4%	282
Amortization of intangibles	415	267	180.4%	148
Other than temporary impairment	1,757	1,757	0.0%	—
Other	855	186	27.8%	669

Total non-interest expense	$21,570	$4,198	24.2%	$17,372

Provision for Income Taxes

     The provision for income taxes was $2.9 million and $2.3 million on income before taxes of $7.5 million and $5.7 million for the three months ended June 30, 2004 and 2003, respectively. The effective tax rate for the quarter ended June 30, 2004 was 39.1% compared with 39.9% for the quarter ended June 30, 2003.

     The provision for income taxes was $5.6 million and $4.2 million on income before taxes of $14.3 million and $10.8 million for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate for the six months ended June 30, 2003 was 39.1% compared with 38.9% for the six months ended June 30, 2003.

Financial Condition

     At June 30, 2004, our total assets were $1,398.0 million, an increase of $138.0 million or 11.0% from $1,260.0 million at December 31, 2003. The growth was primarily due to increases in our loans funded by growth in deposits.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at June 30, 2004 and December 31, 2003. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of June 30, 2004, we had $2.0 million in held-to-maturity securities and $124.8 million in available-for-sale securities compared to $2.0 million and $126.4 million, respectively at December 31, 2003. The total net unrealized loss on the available-for sale securities at June 30, 2004 was $3.2 million compared to net unrealized loss of $1.5 million at December 31, 2003. During the first six months of 2004 we purchased a total of $32.4 million in securities which we classified as available-for-sale and sold $11.9 million and recognized total gross gains of $408,223.

     Securities with an amortized cost of $5.2 million were pledged to secure public deposits and for other purposes as required or permitted by law at June 30, 2004. Securities with an amortized cost of $26.6 million and $70.6 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at June 30, 2004.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At June 30, 2004			At December 31, 2003
	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	cost	Value	Gain (Loss)	cost	Value	Gain (Loss)
	(Dollars in thousands)
Held to Maturity:
U.S. Corporate notes	$2,001	$2,098	$97	$2,001	$2,149	$148

Total held-to-maturity	$2,001	$2,098	$97	$2,001	$2,149	$148
Available-for-sale:
U.S. Government	$37,162	$36,560	$(602)	$26,743	$26,903	$160
CMO	32,983	31,723	(1,260)	34,123	33,692	(431)
MBS	30,436	29,667	(769)	30,293	30,099	(194)
Municipal Bonds	15,922	15,522	(400)	22,933	23,253	320
U.S. Corporate notes	2,483	2,502	19	2,968	3,046	78
U.S. Agency Preferred Stock	9,018	8,799	(219)	10,860	9,420	(1,440)

Total available-for-sale	$128,004	$124,773	$(3,231)	$127,920	$126,413	$(1,507)
Total investment portfolio	$130,005	$126,871	$(3,134)	$129,921	$128,562	$(1,359)

Investment Maturities and Repricing Schedule

     The amortized cost by contractual maturity at June 30, 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
U.S. Corporate notes	—	—	2,001	7.01%	—	—	—	—	2,001	7.01%
Total held-to-maturity	—	—	2,001	7.01%	—	—	—	—	2,001	7.01%
Available-for-sale:
U.S. Government	2,039	4.04%	19,842	4.05%	14,679	4.29%	—	—	36,560	4.15%
CMO’s	—	—	—	—	3,298	4.24%	28,425	3.79%	31,723	3.84%
MBS	—	—	4,554	4.10%	3,491	3.83%	21,622	3.59%	29,667	3.70%
Municipal Bonds	—	—	—	—	829	3.78%	14,693	4.58%	15,522	4.54%
U.S. Corporate notes	502	6.56%	—	—	—	—	2,000	5.44%	2,502	5.66%
U.S. Agency Preferred Stock	—	—	—	—	—	—	8,799	1.95%	8,799	1.95%
Total available-for-sale	2,541	4.54%	24,396	4.06%	22,297	4.19%	75,539	3.72%	124,773	3.88%
Total investment portfolio	$2,541	4.54%	26,397	4.28%	22,297	4.19%	75,539	3.72%	126,774	3.93%

     The unrealized losses were created due to what we believe is a temporary condition, mainly fluctuations in interest rates and do not reflect a deterioration of credit quality of the issuers. At June 30, 2004, there were no securities which had unrealized losses for 12 months or more. For the three and six months ended June 30, 2004, we did not have any sales of investment securities resulting in realized losses. For investments in an unrealized loss position at June 30, 2004, we have the intent and ability to hold these investments until the full recovery. During the first six months of 2004, as a result of an other than temporary decline in market value due to changes in interest rates, impairment charges of $1.8 million were recognized for floating rate agency preferred stocks.

     The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities:	Value	Losses	Value	Losses	Value	Losses
U.S. Government	$30,514	$(639)	$—	$—	$30,514	$(639)
CMO’s	30,112	(1,276)	—	—	30,112	(1,276)
MBS	23,842	(811)	—	—	23,842	(811)
Municipal Bonds	12,656	(423)	—	—	12,656	(423)
U.S. Corporate notes	—	—	—	—	—	—
U.S. Agency Preferred Stock	3,820	(294)	—	—	3,820	(294)

Total Temporarily Impaired Securities	$100,944	$(3,443)	$—	$—	$100,944	$(3,443)

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

     As of June 30,2004, our gross loans (net of unearned fees), including loans held for sale, increased by $104.1 million or 10.4% to $1,105.4 million from $1,001.3 million at December 31, 2003. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at June 30, 2004 increased by $35.8 million or 9.8 % to $400.0 million from $364.2 million at December 31, 2003. Real estate and construction loans increased by $67.2 million or 11.7% to $643.0 million from $575.9 million at December 31, 2003. There has been a continued high demand for real estate loans during the past six months.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$399,952	36.1%	$364,175	36.3%
Real estate and construction loans	643,016	58.0%	575,930	57.4%
Consumer and other loans	64,907	5.9%	63,324	6.3%

Total loans outstanding	1,107,875	100.0%	1,003,429	100.0%
Unamortized loan fees, net of costs	(2,508)		(2,164)
Less: Allowance for loan losses	(14,296)		(12,471)

Net Loans Receivable	$1,091,071		$988,794

*	Includes loans held for sale of $6,700 at June 30, 2004 and $3,927 at December 31, 2003.

     We normally do not extend lines of credit and make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to the renewal. The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Loan commitments	$138,366	$173,547
Standby letters of credit	20,953	14,491
Commercial letters of credit	40,359	31,314

     At June 30, 2004, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $5.2 million, a decrease from $5.6 million at December 31, 2003. As of June 30, 2004 restructured loans that are current totaled $359,000. Nonperforming assets to total assets was 0.37% and 0.44% at June 30, 2003 and December 31, 2003, respectively. At June 30, 2004, nonperforming loans were $4.9 million, a decrease from $5.1 million in nonperforming loans at December 31, 2003. Of the $4.9 million in nonperforming loans, $4.0 million are fully secured by commercial real estate. At June 30, 2004, nonperforming loans to total gross loans was 0.44% compared to 0.51% at December 31, 2003.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$4,857	$4,855
Loan past due 90 days or more, still accruing	—	209

Total Nonperforming Loans	4,857	5,064
Other real estate owned	—	—
Restructured loans	351	529

Total Nonperforming Assets	$5,208	$5,593
Nonperforming loans to total gross loans	0.44%	0.51%
Nonperforming assets to total assets	0.37%	0.44%

Allowance for Loan Losses

     We maintain an allowance for credit losses to absorb losses inherent in our loan portfolio. The allowance is based on our regular quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodologies for measuring the appropriate level of the allowance includes: (1) the Migration Analysis; (2) the Reasonableness Test; (3) the Specific Allocation Method.

     The following table provides a breakdown of the allowance for loan losses by category at June 30, 2004 and December 31, 2003:

Allocation of Allowance for Loan Losses

(Dollars in thousands)

	June 30, 2004		December 31, 2003
		% of loans in each		% of loans in each
		category to total		category to total
Loan Type	Amount	loans	Amount	loans
Real Estate and Construction	$7,416	58.0%	$5,139	$57.4%
Commercial	5,870	36.1%	6,025	36.3%
Consumer	945	5.9%	1,217	6.3%
Unallocated	65	N/A	90	N/A
Total allowance	$14,296	100.00%	$12,471	$100.00%

     The adequacy of the allowance is determined by management based upon an evaluation and review of the loan portfolio, consideration of historical loan loss experience, current economic conditions, changes in the composition of the loan portfolio, analysis of collateral values and other pertinent factors.

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pools and a loan risk grade (Pass; net of cash secured loans, Special Mention, Substandard, Doubtful).

     Central to the migration analysis is our credit risk rating system. Both internal, contracted external, and regulatory credit reviews are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, volatility of the market value of collateral, and our lien position; and the financial strength of the guarantors

     To calculate our various loan factors, we use twelve-quarter rolling average of historical losses detailing charge-offs, recoveries, and loan type pool balances to determine the estimated credit losses for non-classified and classified loans. Also, in order to reflect the impact of recent events more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 40% weighted average while the next four quarters have been assigned a 33% weighted average and the last four quarters have been assigned a 27% weighted average.

     The resulting migration risk factors, or our established minimum risk factor for loan type pools that have no historical loss, whichever is greater, for each loan type pool is used to calculate our General Reserve. We have established a minimum risk factor for each loan grade Pass (0.40% — 1.00%), Special Mention (3.0%), Substandard (10.0% — 15.0%), Doubtful (50.0%), and Loss (100.0%).

     Additionally, in order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, we subjectively, make adjustments to the Migration Analysis within established parameters. Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no impact (neutral) to our migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to adjust the Migration Analysis as much as 50 basis points in either direction (positive or negative) for each loan type pool.

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability, and depth of lending management and staff.

•	Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Transfer risk on cross-border lending activities.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

     The Reasonableness Test is based on a national historical loss experience for each loan graded Special Mention, Substandard, Doubtful, and Loss; and an established minimum for loans graded Pass. The reserve factors applied under this method are: 1.0% for loans graded Pass; 5.0% for loans graded Special Mention; 15.0% for loans graded Substandard; 50.0% for loans graded Doubtful; and 100% for loans graded Loss. This method is not intended to substitute or override the Bank’s other methodologies, but rather is used for comparative purposes.

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

     The allowance for loan losses was $14.3 million at June 30, 2004, compared to $10.4 million at June 30, 2003. We recorded a provision of $2.8 million during the six months ended June 30, 2004, mainly due to an increase in our loan portfolio and classified loans. Average gross loans (net of unearned) increased $220.6 million or 26.3% to $1,059.7 million for the six months ended June 30, 2004, compared to $216.3 million increase for the same period of 2004. During the first six months of 2004, we charged off $1.4 million and recovered $456,000. The allowance for loan losses was 1.29% of gross loans at June 30, 2003, compared to 1.24% at June 30, 2003. The total classified loans at June 30, 2004 were $9.2 million, compared to $5.8 million at June 30, 2003.

     We believe the level of allowance as of June 30, 2004 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for possible loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
LOANS:
Average gross loans	$1,059,686	$758,275
Total gross loans at end of period	1,105,367	810,050
ALLOWANCE:
Balance-beginning of period	12,471	8,458
Less: Loan Charged off:
Commercial	755	674
Consumer	676	317
Real Estate and Construction	—	11

Total loans charged off	1,431	1,002
Plus: Loan Recoveries
Commercial	319	175
Consumer	134	9
Real Estate and Construction	3	8

Total loan recoveries	456	192
Net loans charged off	975	810
Provision for loan losses	2,800	2,400
Balance-end of period	$14,296	$10,048

Net loan charge-offs to average total lonas	0.09%	0.11%
Net loan charge-offs to total loans at end of period	0.09%	0.10%
Allowance for loan losses to average total loans	1.35%	1.33%
Allowance for loan losses to total loans at end of period	1.29%	1.24%
Net loan charge-offs to beginning allowance *	7.82%	9.58%
Net loan charge-offs to provision for loan losses *	34.82%	33.75%

*	Total loans are net of unearned of $2,508 and $1,541 at June 30, 2004 an 2003, respectively

Deposits and Other Borrowings

     Deposits. Deposits are our primary source of funds to use in our lending and investment activities. At June 30, 2004, our deposits increased by $159.3 million or 15.0% to $1,220.6 million from $1,061.4 million at December 31, 2003. Demand deposits totaled $333.6 million at June 30, 2004, an increase of $8.1 million or 2.5% from $325.6 million at December 31, 2003. Time deposits over $100,000 totaled $373.0 million, an increase of $24.4 million or 7.0% from $348.6 million at December 31, 2003. Other interest-bearing demand deposits, including money market and super now accounts, totaled $295.7 million, an increase of $161.6 million or 120.5% from $134.1 million at December 31, 2003. The growth in deposits was the result of our continued marketing efforts throughout all three regions as well as the direct result of several newly opened branches, such as Wilshire, Diamond Bar and Rowland Height branches.

     At June 30, 2004, 27.3% of the total deposits were non-interest bearing demand deposits, 37.8% were time deposits, 10.7% were savings accounts, and 24.2% were interest bearing demand deposits. By comparison, at December 31, 2003, 30.7% of the total deposits were non-interest bearing demand deposits, 41.8% were time deposits, 14.8% were savings accounts, and 12.7% were interest bearing demand deposits. The increase in interest bearing demand deposits at June 30, 2004 was primarily due to bank-wide deposit campaign on new money market product we launched during the second quarter of 2004 to support the loan growth.

     At June 30, 2004, we had a total of $77.5 million in time deposits issued through brokers and $60.0 million in time deposits from the State of California Treasurer’s Office. The deposits from the State of California Treasurer’s Office were collateralized with our securities with an amortized cost of $70.6 million. The detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate
$5,325,000	10/24/03	07/26/04	1.20%
10,032,000	04/29/04	07/29/04	1.00%
5,013,000	08/06/03	08/06/04	1.35%
4,882,000	08/29/03	08/27/04	1.45%
14,998,000	03/26/04	09/24/04	1.15%
10,100,000	04/29/04	10/29/04	1.25%
15,000,000	05/28/04	11/29/04	1.40%
10,069,000	05/28/04	05/27/05	2.00%
2,090,000	02/16/01	02/16/06	5.65%

$77,509,000			1.46%

State Deposits	Issue Date	Maturity Date	Rate
$10,000,000	04/22/04	07/22/04	1.02%
10,000,000	04/23/04	07/22/04	1.02%
5,000,000	04/23/04	07/22/04	1.02%
10,000,000	02/04/04	08/04/04	1.05%
5,000,000	05/13/04	08/12/04	1.10%
5,000,000	05/19/04	08/18/04	1.04%
10,000,000	06/11/04	09/10/04	1.32%
5,000,000	04/08/04	10/07/04	1.08%

$60,000,000			1.09%

     Other Borrowings. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at June 30, 2004. All FHLB advances carry fixed interest rates.

FHLB Advances	Issue Date	Maturity Date	Rate
$15,000,000	03/08/04	07/06/04	1.12%
7,000,000	06/09/04	07/09/04	1.13%
5,000,000	05/05/03	03/31/05	1.72%
5,000,000	10/19/00	10/19/07	6.70%

$32,000,000			2.09%

     At June 30, 2004 and December 31, 2003, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of trust preferred securities and debentures at June 30, 2004:

			PRINCIPAL		ANNULIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
					3 Month	Every 26th of March, June,
Nara Statutory						September and December
Trust II	3/26/2002	$8,000	$8,248	3/26/2032	LIBOR + 3.6%
						Every 15th of March, June,
Nara Capital					3 Month	September and December
Trust III	6/5/2003	$5,000	$5,155	3/26/2032	LIBOR + 3.15%
						Every 7th of
Nara Statutory					3 Month	January, April, July
Trust VI	12/22/2003	$5,000	$5,155	3/26/2032	LIBOR + 2.85%	and October
						Every 17th of March,
Nara Statutory					3 Month	June, September and
Trust V	12/17/2003	$10,000	$10,310	3/26/2032	LIBOR + 2.95%	December

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

     With the adoption of FIN No. 46R, Nara Bancorp deconsolidated the five grantor trusts. As a result, the junior subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated balance sheet in the liabilities section at June 30, 2004 and December 31, 2003, under the caption “junior subordinated debentures.” We also recorded $2.1 million in other assets in the consolidated balance sheet at June 30, 2004 and December 31, 2003 for the common capital securities issued by the issuer trusts.

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

     We also entered into interest rate swap contracts where we are required to either receive cash from or pay cash to counter parties depending on changes in interest rates. We utilize interest rate swap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap contracts is discussed below under Item 3.

     We do not anticipate that our current off-balance sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance sheet risk can be found in Item 3– “Quantitative and Qualitative Disclosures of Market Risks”.

     We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing for fixed monthly payments over periods typically ranging from 2 to 30 years.

     The following table shows our contractual obligation as of June 30, 2004.

Contractual Obligations	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Time Deposits	$460,453	$454,817	$5,464	$157	$15

Junior Subordinated Debenture	39,268	—	—	—	39,268

Federal Home Loan Bank borrowings	32,000	27,000	—	5,000	—

Operating Lease Obligations	34,727	4,353	7,947	6,496	15,931

Total	$566,448	$486,170	$13,411	$11,653	$55,214

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $90.5 million at June 30, 2004. This represented an increase of $5.5 million or 6.5% over total stockholders’ equity of $85.0 million at December 31, 2003.

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

     At June 30, 2004, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities, was $115.6 million. This represented an increase of $9.0 million or 8.4% over total Tier 1 capital of $106.6 million at December 31, 2003. This increase was due to a net income of $8.7 million reduced by the payments of cash dividends. At June 30, 2004, we had a ratio of total capital to total risk-weighted assets of 11.92% and a ratio of Tier 1 capital to total risk weighted assets of 9.83%. The Tier 1 leverage ratio was 8.69% at June 30, 2004.

     As of June 30, 2004, the Bank has met the criteria as a “well capitalized institution” under the regulating framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of June 30, 2004 and December 31, 2003.

	As of June 30, 2004
	Actual		Required		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$115,637	8.69%	$53,202	4.00%	$62,435	4.69%
Tier 1 risk-based capital ratio	115,637	9.83%	47,069	4.00%	68,568	5.83%
Total risk-based capital ratio	140,291	11.92%	94,138	8.00%	46,153	3.92%

	As of December 31, 2003
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	106,632	8.84%	48,255	4.00%	$58,377	4.84%
Tier 1 risk-based capital ratio	106,632	9.82%	43,414	4.00%	63,218	5.82%
Total risk-based capital ratio	127,907	11.78%	86,829	8.00%	41,078	3.78%

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

     We manage liquidity risk by controlling the level of federal funds and by maintaining lines with correspondent banks, the Federal Reserve Bank, and Federal Home Loan Bank of San Francisco. The sale of investment securities available-for-sale can also serve as a contingent source of funds. Increasing the deposit rates is considered a last resort in raising funds to increase liquidity.

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At June 30, 2004, our borrowing capacity included $46.0 million in federal funds line facility from correspondent banks and $159.7 million in unused Federal Home Loan Bank of San Francisco advances. In addition to the lines, our liquid assets include cash and cash equivalents, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $132.8 million at June 30, 2004 compared to $107.9 million at December 31, 2003. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, higher the ratio of loans to deposits, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At June 30, 2004, our gross loan to deposit ratio was 90.5%.

Item 3. Quantitative and qualitative disclosures about market risk

     The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing condition and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of asset and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We also use risk management instruments to modify interest rate characteristic of certain assets and liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

     The fundamental objective of the ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, the investment activities and the changes in the composition of the balance sheet. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to the changes in market interest rates, while the rates on other types may lag . We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income or loss. As of June 30, 2004, the amounts in accumulated OCI associated with these cash flows totaled a loss of $686,084 (net of tax of $457,390), of which $105,447 is expected to be reclassified into interest income within the next 12 months.

Information regarding our interest rate swaps information at June 30, 2004 is summarized as follows:

Current Notional				Unrealized Gain
Amount	Floating Rate	Fixed Rate	Maturity Date	(loss)	Realized Gain (loss) [1]
$20,000,000	H.15 Prime [2]	6.95%	4/29/2005	238,048	(17,633)
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	533,530	4,387
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	(260,921)	(103,850)
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	(527,759)	—
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	(861,412)	—
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	(11,836)	(66,762)
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	(84,930)	(64,472)
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	(168,194)	(57,691)

$140,000,000				$(1,143,474)	$(306,021)

1. Loss included in the consolidated statement of income for the six months ended June 30, 2004, representing hedge ineffectiveness. Hedge ineffectiveness was ($1,025,756), $280,067 and $427,924 for the three months ended June 30, 2004 and 2003 and six months ended June 30, 2003, respectively

2. Prime rate is based on Federal Reserve statistical release H.15

     During the second quarter of 2004 and 2003, interest income received from swap counterparties were $904,945 and $816,472, respectively. During the first six months of 2004 and 2003, interest income received from swap counterparties were $1.8 million and $1.6 million, respectively. At June 30, 2004 and 2003, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $5.9 million.

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

     The following table shows our gap position as of June 30, 2004

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total
		(Dollars in thousands)
Total Investments	78,628	12,148	52,273	64,532	207,581
Total Loans	945,247	32,073	69,785	60,770	1,107,875

Rate Sensitive Assets	1,023,875	44,221	122,058	125,302	1,315,456
DEPOSITS
TCD, $100M +	185,123	183,063	4,800	—	372,986
TCD, less than 100M	37,130	49,501	821	15	87,467
MMDA	274,195	—	—	—	274,195
NOW	21,543	—	—	—	21,543
Savings	102,401	11,467	14,455	2,559	130,882
Other Liabilities
FHLB Borrowings	22,000	5,000	5,000	—	32,000
Junior Subordinated Debentures	—	—	—	39,268	39,268
Rate Sensitive Liabilities	642,392	249,031	25,076	41,842	958,341
Interest Rate Swap	(140,000)	—	90,000	50,000	-
Periodic GAP	241,483	(204,810)	186,982	133,460
Cumulative GAP	241,483	36,673	223,655	357,115

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at June 30, 2004, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At June 30, 2004, our net interest income and market value of equity exposed to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility
+200 basis points	17.86%	(13.93)%
+100 basis points	8.90%	(9.18)%
-100 basis points	(9.07)%	7.08%
-200 basis points	(15.65)%	28.86%

Item 4. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficiently effective to ensure that the information we are required to be disclosed in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date thereof.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 2. Changes in Securities and Use of Proceeds

(a)	– (e) None.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a vote of Security Holders

(a)	The Company held its Annual meeting of shareholders on May 13, 2004

(b)	All of the current directors were elected at the Annual meeting to serve for a one-year term.

(c)	At the Annual meeting, shareholders approved (1) the election of directors; (2) the amendment of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 20,000,00 to 40,000,000; and (3) the ratification of the selection of Deloitte& Touche LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2004. The results of the voting were as follows:

		Votes	Votes		Broker
Matter	Votes for	Against	Withheld	Abstentions	Non-Votes
Election of Directors
Chong Moon Lee	8,493,777	—	—	399,986	—
Thomas Chung	8,776,856	—	—	116,907	—
Benjamin Hong	8,887,829	—	—	5,934	—
Steve Kim	8,765,256	—	—	128,507	—
Jesun Paik	8,776,856	—	—	116,907	—
Ki Suh Park	8,205,884	—	—	687,879	—
Yong Hwan Kim	8,170,584	—	—	723,179	—
Amendment to Certificate of Incorporation	8,395,827	463,627	—	34,309	—
Independent Public Accountants	8,771,686	59,721	—	62,356	—

Item 5. Other information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated herein) as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K

     During the quarter ended June 30, 2004, Nara Bancorp filed the following Current Report on Form 8-K: (1) May 18, 2004 (announcing a two-for-one-stock split effected as a 100% stock dividend) and (2) April 28, 2004 (furnishing a press release regarding first quarter preliminary financial results.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: August 9, 2004	/s/ Benjamin Hong

Benjamin Hong
President and Chief Executive Officer
(Principal executive officer)

Date: August 9, 2004	/s/ Timothy Chang

Timothy Chang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation of Nara Bancorp, Inc. [1]

3.1.1	Certificate of Amendment to Certificate of Incorporation dated June 1, 2004 *

3.2	Bylaws of Nara Bancorp, Inc. [1]

3.3	Amended Bylaws of Nara Bancorp, Inc. [3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc. [2]

32.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*	Filed herein