Form 10-Q
period 2004-09-30
NARA BANCORP INC
filed 2004-11-08
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

     As of October 29, 2004, there were 23,323,338 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ASSETS	Unaudited	Audited
	September 30,	December 31,
	2004	2003
Cash and due from banks	$29,792,488	$34,238,497
Federal funds sold	16,200,000	37,200,000
Term federal funds sold	12,000,000	5,000,000

Total cash and cash equivalents	57,992,488	76,438,497
Securities available for sale, at fair value	123,774,249	126,412,488
Securities held to maturity, at amortized cost (fair value:
September 30, 2004 — $2,107,358; December 31, 2003 — $2,148,907)	2,001,177	2,001,493
Interest-only strips, at fair value	742,824	521,354
Interest rate swaps, at fair value	1,069,829	1,822,981
Loans held for sale, at the lower of cost or market	14,865,359	3,926,885
Loans receivable, net of allowance for loan losses
(Sept 30, 2004 — $14,760,788; December 31, 2003 — $12,470,735)	1,147,533,670	984,867,614
Federal Reserve Bank stock, at cost	1,503,300	1,263,300
Federal Home Loan Bank Stock, at cost	4,757,800	4,695,400
Premises and equipment	7,489,300	6,765,666
Accrued interest receivable	4,455,499	4,718,360
Servicing assets	3,444,746	2,743,115
Deferred income taxes	10,667,188	10,892,336
Customers’ acceptance liabilities	6,683,540	4,340,037
Cash surrender value of life insurance	14,658,363	14,302,761
Goodwill, net	1,909,150	1,909,150
Intangible assets, net	4,232,054	4,854,867
Other assets	11,251,733	7,551,335

TOTAL	$1,419,032,269	$1,260,027,639

See notes to condensed consolidated financial statements		(Continued )

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:	Unaudited	Audited
	September 30,	December 31,
	2004	2003
Deposits:
Noninterest-bearing	$333,849,761	$325,646,661
Interest-bearing:
Money market and other	381,563,398	134,125,212
Savings deposits	119,692,623	157,502,612
Time deposits of $100,000 or more	336,648,496	348,646,862
Other time deposits	81,407,664	95,493,348

Total deposits	1,253,161,942	1,061,414,695
Borrowing from Federal Home Loan Bank	10,000,000	60,000,000
Accrued interest payable	3,543,441	3,291,150
Acceptances outstanding	6,683,540	4,340,037
Junior Subordinated Debenture	39,268,000	39,268,000
Other liabilities	7,468,688	6,716,885

Total liabilities	1,320,125,611	1,175,030,767
Stockholders’ equity:
Common stock, $0.001 par value; authorized, 40,000,000 shares and 20,000,000 shares at September 30, 2004 and December 31, 2003, respectively; issued and outstanding, 23,319,338 and 23,120,178 shares at September 30, 2004 and December 31, 2003, respectively	23,319	23,120
Capital surplus	44,781,658	43,046,200
Deferred Compensation	(4,472)	(10,222)
Retained earnings	53,804,603	41,992,345
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale and interest-only strips, net of taxes of $(95,638) and $(556,734) at September 30, 2004 and December 31, 2003, respectively	(143,459)	(835,102)
Unrealized gain on interest rate swaps, net of tax of $296,672 and $520,353 at September 30, 2004 and December 31, 2003, respectively	445,009	780,531

Total stockholders’ equity	98,906,658	84,996,872

Total liabilities and stockholders’ equity	$1,419,032,269	1,260,027,639

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$17,662,880	$13,073,545	$48,473,027	$37,035,395
Interest on securities	1,269,209	1,443,256	3,852,019	4,353,614
Interest on interest rate swaps	723,562	893,278	2,533,451	2,542,750
Interest on federal funds sold and other investments	246,861	165,433	515,511	691,525

Total interest income	19,902,512	15,575,512	55,374,008	44,623,284

INTEREST EXPENSE:
Interest expense on deposits	4,283,463	3,097,597	10,740,923	9,707,533
Interest expense on junior subordinated debentures	592,012	404,149	1,715,983	1,126,751
Interest expense on borrowings	108,932	424,919	637,925	1,244,221

Total interest expense	4,984,407	3,926,665	13,094,831	12,078,505

Net interest income before provision for loan losses	14,918,105	11,648,847	42,279,177	32,544,779
Provision for loan losses	900,000	1,350,000	3,700,000	3,750,000

Net interest income after provision for loan losses	14,018,105	10,298,847	38,579,177	28,794,779

NON-INTEREST INCOME:
Service charges on deposit accounts	1,839,317	1,978,846	5,901,576	5,580,023
Other charges and fees	2,254,004	1,828,737	6,209,387	5,216,500
Gain on sale of securities available-for sale	25,384	219,244	433,607	405,526
(Loss) gain on sale of fixed assets	(5,025)	9,209	(2,582)	(6,294)
Gains on sale of other real estate owned	—	—	—	77,521
Gain (loss) on interest rate swaps	112,072	9,408	(193,949)	437,332
Gain on sale of SBA loans	2,107,963	1,133,656	4,786,790	3,170,839
Gain on sale of other loans	195,658	—	195,658	—
Loan referral income	268,579	—	746,617	—
Other than temporary impairment on investment securities	(442,352)	—	(2,198,936)	—

Total non-interest income	6,355,600	5,179,100	15,878,168	14,881,447

NON-INTEREST EXPENSE:
Salaries, wages and employee benefits	6,143,552	4,906,119	16,545,738	14,715,051
Net occupancy expense	1,440,024	1,296,706	4,026,330	3,406,788
Furniture and equipment expense	513,889	402,895	1,416,897	1,141,868
Advertising and marketing expense	497,240	274,023	1,294,555	932,815
Communications	152,152	181,296	476,244	479,749
Data and item processing expense	603,475	516,095	1,807,074	1,522,254
Professional fees	769,894	491,778	1,488,581	972,904
Office supplies and forms	113,083	119,966	331,930	297,996
Other	1,810,346	1,226,395	4,469,347	3,318,160

Total non-interest expense	12,043,655	9,415,273	31,856,696	26,787,585

Income before income tax provision	8,330,050	6,062,674	22,600,649	16,888,641
Income tax provision	3,346,911	2,358,340	8,929,233	6,531,864

Net income	$4,983,139	$3,704,334	$13,671,416	$10,356,777

Comprehensive income	$7,839,936	$532,810	$14,027,538	$8,742,779

Earnings Per Share:
Basic	$0.21	$0.17	$0.59	$0.48
Diluted	0.20	0.16	0.56	0.45

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
(Unaudited)

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss)	Income
BALANCE, JANUARY 1, 2004	23,120,178	$23,120	$43,046,200	$(10,222)	$41,992,345	$(54,571)
Stock options exercised	199,160	199	1,007,762
Tax benefit from stock options exercised			727,696
Amortization of restricted stock				5,750
Cash dividend declared					(1,859,158)
Comprehensive income (loss):
Net income					13,671,416		$13,671,416
Other comprehensive income:
Change in unrealized loss on securities available for sale and interest-only-strips, net of tax						691,643	691,643
Change in unrealized loss on interest swaps — net of tax						(335,521)	(335,521)

Comprehensive income							$14,027,538

BALANCE, SEPTEMBER 30, 2004	23,319,338	$23,319	$44,781,658	$(4,472)	$53,804,603	$301,551

BALANCE, JANUARY 1, 2003	21,381,260	$21,380	$32,919,617		$29,903,338	$2,524,732
Warrants exercised	105,100	96	341,929
Stock options exercised	447,376	447	893,419
Issuance of restricted stock	4,000	4	22,996	(23,000)
Deferred compensation				10,861
Stock issuance for acquisition	852,378	852	7,999,149
Tax benefit from stock options exercised			151,776
Cash dividend declared					(1,646,460)
Comprehensive income (loss):
Net income					10,356,777		$10,356,777
Other comprehensive income:
Change in unrealized gain on securities available for sale and interest-only- strips, net of tax						(1,437,820)	(1,437,820)
Change in unrealized gain on interest swaps — net of tax						(176,178)	(176,178)

Comprehensive income							$8,742,779

BALANCE, SEPTEMBER 30, 2003	22,790,114	$22,780	$42,328,885	$(12,139)	$38,613,655	$910,734

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$13,671,416	$10,356,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,415,130	(635,390)
Other than temporary impairment on investment securities	2,198,936	—
Provision for loan losses	3,700,000	3,750,000
Proceeds from sales of loans	68,312,106	42,344,689
Originations of SBA loans held for sale	(74,268,132)	(56,541,500)
Net gain on sales of loans	(4,982,448)	(3,170,839)
Net gain on sales of other real estate owned	—	(77,521)
Gain on sales of securities available for sale	(433,607)	(405,526)
Net increase in cash surrender value	(355,602)	(418,985)
Loss on sale of premises and equipment	2,582	6,294
Loss (gain) on interest rate swaps	193,949	(437,332)
Decrease (increase) in accrued interest receivable	262,861	(198,520)
Deferred income taxes	(12,267)	(1,388,487)
Increase in FHLB stock dividends	(142,900)	—
Increase in other assets	(4,062,900)	(6,080,797)
Increase in accrued interest payable	252,291	758,853
Increase in interest-only strip	(252,316)	(109,282)
Increase in other liabilites	110,470	409,641

Net cash provided by operating activities	6,609,569	(11,837,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans receivable	(166,366,056)	(168,742,423)
Purchase of premises and equipment	(1,810,460)	(1,515,608)
Purchase of investment securities available for sale	(41,533,822)	(81,257,739)
Proceeds from disposition of equipment	14,527	247,175
Proceeds from sale of investment securities available for sale	14,340,065	10,982,706
Proceeds from matured or called investment securities held to maturity	—	793,535
Proceeds from matured or called investment securities available for sale	28,922,286	36,546,697
Proceeds from sales of other real estate owned	—	166,805
Purchase of Federal Reserve Stock	(240,000)	(299,835)
Purchase of Federal Home Loan Bank Stock	(1,011,000)
Redemption of Federal Home Loan Bank Stock	1,091,500	(2,013,800)

Net cash used in investing activities	(166,592,960)	(205,092,487)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	191,747,247	132,455,435
Payment of cash dividend	(1,217,825)	(1,646,460)
Proceeds from issuance of Trust Preferred Securities, net		4,875,000
Stock issuance for acquisition		8,000,001
(Repayment of) proceeds from Federal Home Loan Bank borrowing	(50,000,000)	5,000,000
Proceeds from warrants exercised	—	342,025
Proceeds from stock options exercised	1,007,960	893,866

Net cash provided by financing activities	141,537,382	149,919,867

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,446,009)	(67,010,545)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,438,497	104,742,728

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,992,488	$37,732,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$12,842,540	$11,319,652
Income taxes paid	$10,442,500	$8,328,865
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$—	$15,601

See accompanying notes to consolidated financial statements

Notes to unaudited Consolidated Financial Statements

1.	Nara Bancorp, Inc.

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

     Nara Bancorp also has five special-purpose subsidiaries that were formed for capital-raising transactions: Nara Capital Trust I, Nara Statutory Trust II, Nara Capital Trust III, Nara Statutory Trust IV, and Nara Statutory Trust V. With the adoption of FASB Interpretation No. 46 (“FIN 46), Nara Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated balance sheet in the liabilities section at September 30, 2004 and December 31, 2003, under the caption as “junior subordinated debentures.” We also recorded $2.1 million in other assets in the consolidated statement of financial condition at September 30, 2004 and December 31, 2003 for the common capital securities issued by the issuer trusts.

     We also believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended September 30, 2004. Certain reclassifications have been made to prior period figures in order to conform to the September 30, 2004 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

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

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income—as reported	$4,983,139	$3,704,334	$13,671,416	$10,356,777
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards—net of related tax effects	164,751	186,693	491,963	291,182

Pro forma net income	$4,818,388	$3,517,641	$13,179,453	$10,065,595

EPS:
Basic—as reported	$0.21	$0.17	$0.59	$0.48
Basic—pro forma	0.21	0.16	0.57	0.46
Diluted—as reported	$0.20	$0.16	$0.56	$0.45
Diluted—pro forma	0.20	0.15	0.54	0.44

     The weighted-average fair values of options granted during the third quarter of 2004 were $6.76 and $4.63, respectively. The fair values of options granted under our stock option plans during the third quarter of 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: 0.57% dividends yield, volatility of 38.49% with risk-free interest rate of 4.0 % and expected lives of five years for 2004 and 0.5% dividend yield, volatility of 28.16%, risk-free interest rate of 2.8% and expected life of three years for 2003.

4.	Dividends

     On September 3, 2004, we declared a $0.0275 per share cash dividend paid on October 14, 2004 to stockholders of record at the close of business on September 30, 2004. On May 17, 2004, we declared a $0.0275 per share cash dividend paid on July 14, 2004 to stockholders of record at the close of business on June 30, 2004. On March 11, 2004, we declared a $0.025 per share cash dividend paid on April 12, 2004 to stockholders of record at the close of business on March 31, 2004.

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

     The following table shows how we computed basic and diluted EPS for the periods ended September 30, 2004 and 2003.

	For the three months ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$4,983,139	23,248,985	$0.21	$3,704,334	22,181,098	$0.17
Effect of Dilutive Securities:
Stock Options		1,407,969			1,077,756
Warrants	—	—		—	83,682

Diluted EPS	$4,983,139	24,656,954	$0.20	$3,704,334	23,342,536	$0.16

	For the nine months ended September 30,
	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$13,671,416	23,195,784	$0.59	$10,356,777	21,708,274	$0.48
Effect of Dilutive Securities:
Stock Options		1,336,292			1,054,450
Warrants	—	—		—	102,434

Diluted EPS	$13,671,416	24,532,076	$0.56	$10,356,777	22,865,158	$0.45

7.	SBA Loans

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

     We periodically evaluate servicing assets for impairment. At September 30, 2004, the fair value of servicing assets was determined using a weighted-average discount rate of 7.1% and a prepayment speed of 11.2%. At December 31, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.9% and a prepayment speed of 11.4%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets exceeded the carrying amounts and were $4,290,000 and $3,376,000 at September 30, 2004 and December 31, 2003, respectively.

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

8.	Recent Accounting Pronouncements

     EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

9.	Derivative Financial Instruments and Hedging Activities

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

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income. As of September 30, 2004, the amounts in accumulated OCI associated with these cash flows totaled a gain of $445,009 (net of tax of $296,672), of which $130,589 is expected to be reclassified into interest income within the next 12 months. As of September 30, 2004, the maximum length of time over which we are hedging our exposure to the variability of future cash flow is approximately 8 years.

Interest rate swap information at September 30, 2004 is summarized as follows:

Current Notional				Unrealized Gain	Realized Gain
Amount	Floating Rate	Fixed Rate	Maturity Date	(loss)	(loss) [1]
$ 20,000,000	H.15 Prime [2]	6.95%	4/29/2005	178,004	(37,091)
20,000,000	H.15 Prime [2]	7.59%	4/30/2007	683,576	(24,872)
20,000,000	H.15 Prime [2]	6.09%	10/09/2007	(13,843)	(103,850)
20,000,000	H.15 Prime [2]	6.58%	10/09/2009	(21,250)	—
20,000,000	H.15 Prime [2]	7.03%	10/09/2012	(85,161)	—
20,000,000	H.15 Prime [2]	5.60%	12/17/2005	—	(43,383)
10,000,000	H.15 Prime [2]	6.32%	12/17/2007	—	(18,948)
10,000,000	H.15 Prime [2]	6.83%	12/17/2009	355	34,195

$140,000,000				$741,681	$(193,949)

1.	Loss included in the consolidated statement of income for the nine months ended September 30, 2004, representing hedge ineffectiveness. Hedge ineffectiveness was $112,072, $9,408 and $437,332 for the three months ended September 30, 2004 and 2003 and nine months ended September 30, 2003.

2.	Prime rate is based on Federal Reserve statistical release H.15

     During the third quarter of 2004 and 2003, interest income received from swap counterparties were $723,562 and $893,278, respectively. For the nine months ended September 30, 2004 and 2003, interest income received from swap counterparties was approximately at $2.5 million. At September 30, 2004 and 2003, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

10.	Business Segments

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

     The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2004 and 2003.

For the Nine Months Ended September 30, (Dollars in thousands)	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004
Net interest income, before provision for loan loss	$32,891	$3,293	$6,095	$42,279
Less provision for loan losses	2,920	40	740	3,700
Non-interest income	11,860	2,232	3,985	18,077

Net revenue	41,831	5,485	9,340	56,656
Non-interest expense	28,217	2,329	3,510	34,056

Income before taxes	$13,614	$3,156	$5,830	$22,600

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,088,062	$115,139	$215,831	$1,419,032

2003
Net interest income, before provision for loan loss	$25,262	$3,215	$4,068	$32,545
Less provision for loan losses	2,845	535	370	3,750
Non-interest income	8,843	2,070	3,968	14,881

Net revenue	31,260	4,750	7,666	43,676
Non-interest expense	21,032	3,115	2,641	26,788

Income before taxes	$10,228	$1,635	$5,025	$16,888

Goodwill	$1,909	$—	$—	$1,909

Total assets	$875,162	$88,784	$176,718	$1,140,664

For the Three Months Ended September 30, (Dollars in thousands)
	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004
Net interest income, before provision for loan loss	$11,462	$1,227	$2,229	$14,918
Less provision for loan losses	670	40	190	900
Non-interest income	2,831	794	3,173	6,798

Net revenue	13,623	1,981	5,212	20,816
Non-interest expense	10,129	804	1,554	12,487

Income before taxes	$3,494	$1,177	$3,658	$8,329

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,088,062	$115,139	$215,831	$1,419,032

2003
Net interest income, before provision for loan loss	$9,063	$1,042	$1,544	$11,649
Less provision for loan losses	960	250	140	1,350
Non-interest income	3,118	670	1,391	5,179

Net revenue	11,221	1,462	2,795	15,478
Non-interest expense	7,489	1,058	869	9,416

Income before taxes	$3,732	$404	$1,926	$6,062

Goodwill	$1,909	$—	$—	$1,909

Total assets	$875,162	$88,784	$176,718	$1,140,664

11.	Other Than Temporary Impairment

     For the three months ended September 30, 2004, we recorded an additional impairment charge of $442,000 on floating rate agency preferred stocks as a result of decline in market value due to the interest rate environment. For the nine months ended September 30, 2004, we recorded total impairment charges of $2.2 million on these securities. Management determined that the unrealized losses on these securities should be considered other than temporary and therefore recorded as impairment charges as these investments have had significant unrealized loss positions for more than one year and it is difficult to forecast significant market value recovery in a reasonable time frame.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and nine months periods ended September 30, 2004 and September 30, 2003. This analysis should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2003 and with the unaudited consolidated financial statements and notes set forth in this report.

GENERAL

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or For The Three Months Ended		At or For The Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Income Statement data:
Interest income	$19,903	$15,576	$55,374	$44,623
Interest expense	4,984	3,927	13,095	12,078

Net interest income	14,919	11,649	42,279	32,545
Provision for loan losses	900	1,350	3,700	3,750
Net interest income after provision for loan losses	14,019	10,299	38,579	28,795
Non-interest income	6,356	5,179	15,878	14,881
Non-interest expense	12,044	9,415	31,857	26,787

Income before income tax	8,331	6,063	22,600	16,889
Income tax provision	3,347	2,358	8,929	6,532

Net Income	$4,984	$3,705	$13,671	$10,357

Per Share Data:
Net income(loss) — basic	$0.21	$0.17	$0.59	$0.48
Net income (loss) — diluted	0.20	0.16	0.56	0.45
Book value (period end)	$4.24	$3.59	$4.24	$3.59
Common shares outstanding	23,319,338	22,790,114	23,319,338	22,790,114
Weighted average shares — basic	23,248,985	22,181,098	23,195,784	21,708,274
Weighted average shares — diluted	24,656,954	23,342,936	24,532,076	22,865,158
Balance Sheet Data — At Period End:
Assets	$1,419,032	$1,140,664	$1,419,032	$1,140,664
Investment Securities	125,775	134,968	125,775	134,968
Net Loans, including loans held for sale	1,162,399	903,752	1,162,399	903,752
Deposits	1,253,162	949,374	1,253,162	949,374
Stockholders’ equity	98,907	81,864	98,907	81,864

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Average Balance Sheet Data:
Assets	$1,409,283	$1,109,926	$1,343,120	$1,044,702
Securities	125,190	145,633	127,460	136,332
Net Loans, including loans held for sale	1,127,672	848,248	1,073,624	782,429
Deposits	1,247,451	902,610	1,154,420	857,699
Stockholder’s equity	93,413	77,580	91,906	72,186
Selected Performance Ratios:
Return on average assets (1)	1.41%	1.34%	1.36%	1.32%
Return on average shareholders’ equity (1)	21.34%	19.10%	19.83%	19.13%
Operating expense to average assets (1)	3.56%	3.39%	3.41%	3.42%
Efficiency ratio (2)	56.61%	55.95%*	54.78%	56.48%
Net interest margin (3)	4.57%	4.54%	4.55%	4.47%
Capital Ratios (4)
Leverage capital ratio (5)	8.76%	9.05%	8.76%	9.05%
Tier 1 risk-based capital ratio	9.86%	10.30%	9.86%	10.30%
Total risk-based capital ratio	11.73%	11.51%	11.73%	11.51%
Asset Quality Ratios:
Allowance for loan losses to total gross loans	1.27%	1.30%	1.27%	1.30%
Allowance for loan losses to non-accrual loans	577.05%	296.53%	577.05%	296.53%
Total non-performing assets to total assets (6)	0.23%	0.39%	0.23%	0.39%

*	Includes the loans held for sale

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as operating expense divided by the sum of net interest income and other non-interest income.

(3)	Net interest margin is calculated by dividing annuzlied net interest income by net average earning assets.

(4)	The required ratios for the “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

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

Critical Accounting Policies

     The preparation of the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in our consolidated financial statements and accompanying notes. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances as of September 30, 2004.

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

     Our significant accounting principles are described in greater detail in our 2003 Annual Report on Form 10-K/A in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements—“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended September 30, 2004

RESULTS OF OPERATIONS

Net income

     Our net income for the three months ended September 30, 2004 was $5.0 million or $0.20 per diluted share compared to $3.7 million or $0.16 per diluted share for the same quarter of 2003, which represented an increase of $1.3 million or 35%. The increase resulted primarily from an increase in net interest income due to growth in our loan portfolio. The annualized return on average assets was 1.42% for the third quarter of 2004 compared to 1.34% for the same period of 2003. The annualized return on average equity was 21.34 % for the third quarter of 2004 compared to 19.10% for the same period of 2003. The resulting efficiency ratio was 56.61% for the three months ended September 30, 2004 compared with 55.95% for the same period of 2003.

     Our net income for the nine months ended September 30, 2004 was $13.7 million or $0.56 per diluted share compared to $10.4 million or $0.45 per diluted share for the same period of 2003, an increase of approximately $3.3 million or 32%. The increase resulted primarily from a growth in our loan portfolio, which in turn resulted in higher interest income, and from the sale of loans we originated offset by non-interest expense.

     The annualized return on average assets was 1.37 % for the nine months ended September 30, 2004 compared to 1.32% for the same period of 2003. The annualized return on average equity was 19.83% for the nine months ended September 30, 2004 compared to 19.13% for the same period of 2003. The efficiency ratios were 54.78% for the nine months ended September 30, 2004 compared with 56.48% for the corresponding period of 2003. Excluding the one-time impairment charge on investment securities of $2.2 million, the efficiency ratio for the nine months ended September 30, 2004 was 52.78%.

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

     Net interest income before provision for loan losses was $14.9 million for the three months ended September 30, 2004, an increase of $3.3 million, or 28% from net interest income of $11.6 million for the same quarter of 2003. This increase was primarily due to an increase in average earning assets, which increased $278.5 million or 27% to $1,304.6 million for the third quarter of 2004 from $1,026.1 million for the same quarter of 2003.

     Interest income for the third quarter of 2004 was $19.9 million, which represented an increase of $4.3 million or 28% over interest income of $15.6 million for the same quarter of 2003. The increase was the net result of a $4.4 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) off-set by a $91,000 decrease in interest income due to a decline in the yield earned on those average interest-earning assets (rate change). Interest expense for the third quarter of 2004 was $5.0 million, an increase of $1.1 million or 27% over interest expense of $3.9 million for the same quarter of 2003. The increase was primarily the result of a $1.0 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) offset by a $ 35,000 increase in interest expense due to a decline in the rates paid on interest-bearing liabilities (rate change).

     Net interest income before provision for loan losses was $42.3 million for the nine months ended September 30, 2004, which represented an increase of $9.7 million or 30% from net interest income of $32.5 million for the same period of 2003. The increase was the primarily due to an increase in average earning assets. Average earning assets increased $266.8 million or 27% to $1,238.0 million for the nine months ended September 30, 2004, from $971.2 million for the same period of 2003.

     Interest income for the nine months ended September 30, 2004 was $55.4 million, an increase of $10.8 million or 24% over interest income of $44.6 million for the same period of 2003. The increase was the net result of a $13.5 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) off-set by a $2.8 million decrease in interest income due to a decline in the yield earned on those average interest-earning assets (rate change). Interest expense for the nine months ended September 30, 2004 was $13.1 million, which represented an increase of $1.0 million or 8% over interest expense of $12.1 million for the same period of 2003. The increase was the net result of a $3.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) offset by a $2.1 million decrease in interest expense due to a decline in the rates paid on interest-bearing liabilities (rate change).

     Net Interest Margin

     The yield on average interest-earning assets increased to 6.10% for the third quarter of 2004 compared with 6.07% for the same quarter of 2003. The increase was primarily due to an increase in market interest rates of our loans, including a 75 basis points increase by Federal Reserve Board in the prime rate during the third quarter of 2004. The average cost of interest-bearing liabilities decreased to 2.08% for the third quarter of 2004 from 2.11% for the same quarter of 2003. The net interest margin was 4.57% for the third quarter of 2004 compared with 4.54% for the same quarter of 2003. Despite the increase in prime rate during the third quarter of 2004, the net interest margin only increased by 3 basis points primarily because the rate increases have not been fully priced into the loan yield. The increase in cost of interest bearing demand deposits was a direct result of money market account promotion during the second quarter of 2004, which was fully priced during the third quarter with the cost of approximately 2%. The average balance of money market accounts, increased $254.4 million for the third quarter of 2004 to $345.6 million from $91.2 million for the same quarter of 2003.

     The yield on average interest-earning assets decreased by 17 basis points to 5.96% for the nine months ended September 30, 2004 compared with 6.13% for the nine months ended September 30, 2003. The average cost of interest-bearing liabilities decreased by 34 basis points to 1.94% for the nine months ended September 30, 2004 from 2.28% for the nine months ended September 30, 2003. The net interest margin was 4.55% for the nine months ended September 30, 2004 compared with 4.47% for the same period of 2003.

     The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the three and nine months periods indicated:

	Three months ended September 30, 2004			Three months ended September 30, 2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swaps	$1,127,672	$18,387	6.52%	$848,248	$13,967	6.59%
Other investments	6,232	73	4.69%	7,094	79	4.45%
Securities	125,190	1,269	4.05%	145,632	1,443	3.96%
Fed funds sold	45,548	174	1.53%	25,154	87	1.38%

Total interest earning assets	$1,304,642	$19,903	6.10%	$1,026,128	$15,576	6.07%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$345,587	$1,735	2.01%	$91,175	$294	1.29%
Savings	125,205	558	1.78%	157,538	775	1.97%
Time certificates of deposits	438,424	1,991	1.82%	383,082	2,029	2.12%
FHLB borrowings	11,558	109	3.77%	89,924	425	1.89%
Junior subordinated debentures	37,128	592	6.38%	22,301	404	7.25%

Total interest bearing liabilities	$957,902	$4,985	2.08%	$744,020	$3,927	2.11%

Net interest income		$14,918			$11,649
Net interest margin			4.57%			4.54%
Net interest spread			4.02%			3.96%
Average interest-earning assets to average interest-bearing liabilities			136.20%			137.92%

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Net loans, including interest rate swaps	$1,073,624	$51,007	6.33%	$782,429	$39,578	6.74%
Other investments	5,901	206	4.65%	5,908	214	4.83%
Securities	127,460	3,852	4.03%	136,332	4,353	4.26%
Fed funds sold	30,987	309	1.33%	46,512	478	1.37%

Total interest earning assets	$1,237,972	$55,374	5.96%	$971,181	$44,623	6.13%
INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$234,206	$3,070	1.75%	$84,086	$879	1.39%
Savings	137,042	1,814	1.76%	149,997	2,487	2.21%
Time certificates of deposits	448,657	5,857	1.74%	374,099	6,342	2.26%
FHLB borrowings	42,635	638	2.00%	79,434	1,243	2.09%
Junior subordinated debentures	37,122	1,716	6.16%	19,420	1,127	7.74%

Total interest bearing liabilities	$899,662	$13,095	1.94%	$707,036	$12,078	2.28%
Net interest income		$42,279			$32,545
Net interest margin			4.55%			4.47%
Net interest spread			4.02%			3.85%
Average interest-earning assets to average interest- bearing liabilities			137.60%			137.36%

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

	Three months ended
	September 30, 2004 over September 30, 2003
	Net Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swaps	$4,420	$(137)	$4,557
Interest on other investments	(6)	4	(10)
Interest on securities	(174)	33	(207)
Interest on fed funds sold	87	10	77

Total interest income	$4,327	$(90)	$4,417
INTEREST EXPENSE
Interest on demand deposits	$1,441	$240	$1,201
Interest on savings	(217)	(68)	(149)
Interest on time certificate of deposits	(38)	(310)	272
Interest on FHLB borrowings	(316)	226	(542)
Interest on junior subordinated debentures	188	(53)	241

Total interest expense	$1,058	$35	$1,023

	Nine months ended
	September 30, 2004 over September 30, 2003
	Net Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on net loans and interest rate swaps	$11,429	$(2,531)	$13,960
Interest on other investments	(8)	(8)	—
Interest on securities	(501)	(226)	(275)
Interest on fed funds sold	(169)	(14)	(155)

Total interest income	$10,751	$(2,779)	$13,530
INTEREST EXPENSE
Interest on demand deposits	$2,191	$273	$1,918
Interest on savings	(673)	(471)	(202)
Interest on time certificate of deposits	(485)	(1,614)	1,129
Interest on FHLB borrowings	(605)	(52)	(553)
Interest on junior subordinated debentures	589	(267)	856

Total interest expense	$1,017	$(2,131)	$3,148

Provision for Loan Losses

     The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

     We recorded a $900,000 in provision for loan losses in the third quarter of 2004 compared to $1.4 million in the same quarter of 2003. For the nine months ended September 30, 2004, we recorded $3.7 million in provision for loan losses compared to $3.8 million for the nine months ended September 30, 2003. These changes reflect the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio. We believe that the allowance is sufficient for the probable incurred losses at September 30, 2004. Refer to Allowance for Loan Losses section for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges and fees on deposits accounts, fees received from letter of credit operations, gain or losses on interest rate swaps and gains on sale of SBA loans and investment securities.

     Non-interest income for the third quarter of 2004 was $6.4 million compared to $5.2 million for the same quarter of 2003, an increase of $1.2 million, or 23%, primarily as a result of an increase in gain on sale of loans offset by the recognition of an additional impairment charges on the securities of $442,000. Gain on sale of SBA loans increased $974,000 or 86% to $2.1 million for the third quarter of 2004 from $1.1 million for the same quarter of 2003. During the third quarter of 2004 we originated $47.6 million in SBA loans and sold $26.6 million. During the third quarter of 2003, we originated $16.1 million in SBA loans and sold $13.9 million. During the third quarter of 2004 we recognized a gain of $196,000 from the sale of real estate loans. Detailed breakdown of other non-interest income components are in the table below.

     Non-interest income for the nine months ended September 30, 2004 was $15.9 million compared to $14.9 million for the same period of 2003, which represented an increase of $997,000 or 7%, primarily as a result of increase in gains on sale of loans, service fee income on SBA loans, loan referral income, offset by decrease in valuation of interest rate swaps and the recognition of other than temporary impairment charges in U.S. Agency Preferred Stock . For the nine months ended September 30, 2004 we recorded an impairment charges of $2.2 million on floating rate agency preferred stocks as a result of decline in market value due to the interest rate environment. Gain on sale of SBA loans for the nine months ended September 30, 2004 was $4.8 million, increased $1.6 million or 51% from $3.2 million for the same period of 2003. We originated $95.2 million in SBA loans and sold $58.9 million during the first nine months of 2004. During the same period of 2003, we originated $56.5 million and sold $42.3 million. During the nine months ended September 30, 2004, we recognized loan referral income of $747,000 from the loan sale referral program entered into with GE Capital and Zion Bancorp. We also recognized a gain of $196,000 during the nine months of 2004 from the sale of real estate loans. Service fee income on SBA increased $147,000 or 80% to $330,000 for the nine months of 2004, compared to $183,000 for the same period of 2003. This increase is primarily due to increase in servicing assets from the increased sale of SBA loans. We recognized a loss of $194,000 from the valuation of interest rate hedge during the nine months ended September 30, 2004, compared to a gain of $437,000 during the same period of 2003.

     The breakdown of changes in our non-interest income by category is illustrated below:

	Three			Three
	Months Ended	Increase (Decrease)		Months Ended
	9/30/2004	Amount	Percent (%)	9/30/2003
	(Dollars in thousands)
Service charge on deposits	$1,840	$(139)	-7%	$1,979
International service fee income	772	122	19%	650
Wire transfer fees	338	74	28%	264
Service fee income — SBA	330	147	80%	183
Earnings on cash surrender value	164	(17)	-9%	181
Gain on sale of SBA loans	2,108	974	86%	1,134
Gain on sale of other loans	196	196	100%	—
Gain on sale of securities available for sale	26	(194)	-88%	220
Gain on interest rate swaps	112	103	100%	9
Loan referral income	269	269	100%	—
Other than temporary impariment	(442)	(442)	100%	—
Other	643	84	15%	559

Total noninterest income	$6,356	$1,177	23%	$5,179

	Nine			Nine
	Months Ended	Increase (Decrease)		Months Ended
	9/30/2004	Amount	Percent (%)	9/30/2003
	(Dollars in thousands)
Service charge on deposits	$5,902	$322	6%	$5,580
International service fee income	2,188	199	10%	1,989
Wire transfer fees	991	213	27%	778
Service fee income — SBA	899	295	49%	604
Earnings on cash surrender value	493	(49)	-9%	542
Gain on sale of SBA loans	4,787	1,616	51%	3,171
Gain on sale of other loans	196	196	100%	—
Gain on sale of securities available for sale	434	28	7%	406
(Loss) gain on interest rate swaps	(194)	(631)	-144%	437
Gain on sale of OREO	—	(78)	-100%	78
Loan referral income	747	747	100%	—
Other than temporary impariment	(2,199)	(2,199)	100%	—
Other	1,634	338	26%	1,296

Total noninterest income	$15,878	$997	7%	$14,881

Non-interest Expense

     Non-interest expense for the third quarter of 2004 was $12.0 million compared to $9.4 million for the same quarter of 2003, an increase of $2.6 million or 28%, primarily due to increases in salaries and benefits, professional fees and advertising and marketing expenses. Salaries and benefits increased $1.2 million or 25% to $6.1 million for the third quarter of 2004 compared to $4.9 million for the same quarter of 2003. This increase is mainly due to an increase in staffs to support new branches such as Rowland Heights and an increase in compensation for those who are tied to their performances. Adverting and marketing expenses for the third quarter of 2004 increased $224,000 or 82% to $498,000 from $274,000 for the same quarter of 2003. These increases were due to our continued efforts to serve and market to our customers and community through advertisement, financial supports and events. Professional fees for the third quarter of 2004 also increased $277,000 or 56% to $769,000 from $492,000 for the same quarter of 2003. This increase was due to an expense incurred to comply with the Sarbanes-Oxley Act (“SOX”)

     Non-interest expense for the nine months ended September 30, 2004 was $31.9 million compared to $26.8 million for the same period of 2003, an increase of $5.1 million or 19%, primarily due to the increases in salaries and benefits, occupancy expense and professional fees. Salaries and benefits increased primarily due to increase in staffs to support branch expansions such as Wilshire and Rowland Height branches. Occupancy expenses increased $619,000 or 18% to $4.0 million for the nine months of 2004 from $3.4 million for the corresponding period of 2003. This increase was due to the acquisition and opening of branches in additional to general increases in leases. Professional fees also increased $515,000 or 53% to $1.5 million for the nine months of 2004 from $973,000 for the corresponding period of 2003. This increase was primarily due to the expenses related to the compliance with Bank Secrecy Act and SOX.

     The breakdown of changes in our non-interest expense is illustrated below:

	Three			Three
	Months Ended	Increase (Decrease)		Months Ended
	9/30/2004	Amount	Percent (%)	9/30/2003
Salaries and benefits	$6,144	$1,238	25%	$4,906
Net occupancy	1,440	143	11%	1,297
Furniture and equipment	514	111	28%	403
Advertising and marketing	498	224	82%	274
Regulatory fees	235	48	26%	187
Communications	152	(29)	-16%	181
Data and item processing	603	87	17%	516
Professional fees	769	278	57%	491
Business referral fees	543	94	21%	449
Office supplies & forms	113	(7)	-6%	120
Directors’ Fees	127	(12)	-9%	139
Credit related expenses	202	33	20%	169
Amortization of intangibles	208	122	142%	86
Other	496	298	151%	198

Total non-interest expense	$12,044	$2,628	28%	$9,416

	Nine			Nine
	Months Ended	Increase (Decrease)		Months Ended
	9/30/2004	Amount	Percent (%)	9/30/2003
Salaries and benefits	$16,546	$1,831	12%	$14,715
Net occupancy	4,026	619	18%	3,407
Furniture and equipment	1,417	275	24%	1,142
Advertising and marketing	1,295	362	39%	933
Regulatory fees	617	89	17%	528
Communications	476	(4)	-1%	480
Data and item processing	1,807	285	19%	1,522
Professional fees	1,488	515	53%	973
Business referral fees	1,142	474	71%	668
Office supplies & forms	332	34	11%	298
Directors’ Fees	381	20	6%	361
Credit related expenses	356	(95)	-21%	451
Amortization of intangibles	623	389	166%	234
Other	1,351	275	26%	1,076

Total non-interest expense	$31,857	$5,069	19%	$26,788

Provision for Income Taxes

     The provision for income taxes was $3.3 million and $2.4 million on income before taxes of $8.3 million and $6.1 million for the three months ended September 30, 2004 and 2003, respectively. The effective tax rate for the quarter ended September 30, 2004 was 40% compared with 39% for the quarter ended September 30, 2003.

     The provision for income taxes was $8.9 million and $6.5 million on income before taxes of $22.6 million and $16.9 million for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rate for the nine months ended September 30, 2003 was 40% compared with 39% for the nine months ended September 30, 2003.

Financial Condition

     At September 30, 2004, our total assets were $1.4 billion, an increase of $159.0 million or 13% from $1.3 million at December 31, 2003. The growth was primarily due to increases in our loans funded by growth in deposits.

Loan Portfolio

     We carry all loans (except for certain SBA loans held-for-sale) at face amount, less payments collected, net of deferred loan origination fees and costs and the allowance for loan losses. SBA loans held-for-sale are carried at the lower of cost or market in aggregate. Interest on all loans is accrued daily. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in process of collection.

     As of September 30, 2004, our gross loans (net of unearned fees) increased by $165.0 million or 17% to $1,162.3 million from $997.3 million at December 31, 2003. The commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at September 30, 2004 increased by $66.5 million or 18 % to $426.7 million from $360.2 million at December 31, 2003. Real estate and construction loans increased by $96.1 million or 17% to $672.0 million from $575.9 million at December 31, 2003. Management continued to make efforts in maintaining balanced mix in the loan portfolio.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans *	$426,694	36.6%	$360,248	36.0%
Real estate and construction loans	672,028	57.7%	575,930	57.6%
Consumer and other loans	66,210	5.7%	63,324	6.3%

Total loans outstanding	1,164,932	100.0%	999,502	100.0%
Unamortized loan fees, net of costs	(2,637)		(2,164)
Less: Allowance for loan losses	(14,761)		(12,471)

Net Loans Receivable	$1,147,534		$984,867

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

(Dollars in thousands)	September 30, 2004	December 31, 2003
Loan commitments	$147,664	$173,547
Standby letters of credit	21,563	14,491
Commercial letters of credit	31,103	31,314

     At September 30, 2004, our nonperforming assets (nonaccrual loans, loans 90 days or more past due and still accruing interest, restructured loans, and other real estate owned) were $3.2 million, a decrease from $5.6 million at December 31, 2003. As of September 30, 2004 restructured loans that are current totaled $325,000. Nonperforming assets to total assets was 0.23% and 0.44% at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, nonperforming loans were $2.9 million, a decrease from $5.1 million at December 31, 2003. Of the $2.9 million in nonperforming loans, $2.0 million are fully secured by commercial real estate. At September 30, 2004, nonperforming loans to total gross loans was 0.25% compared to 0.51% at December 31, 2003.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$2,562	$4,855
Loan past due 90 days or more, still accruing	352	209

Total Nonperforming Loans	2,914	5,064
Other real estate owned	—	—
Restructured loans	318	529

Total Nonperforming Assets	$3,232	$5,593
Nonperforming loans to total gross loans	0.25%	0.51%
Nonperforming assets to total assets	0.23%	0.44%

Allowance for Loan Losses

     We maintain an allowance for loan losses to absorb probable incurred losses our loan portfolio. The allowance is based on our regular quarterly assessments of the probable estimated losses in the loan portfolio. Our methodologies for measuring the appropriate level of the allowance includes the combination of: (1) Historical Loss of a Migration Analysis for pools of loan and (2) a Specific Allocation Method for individual loans.

     The following table provides a breakdown of the allowance for loan losses by category at September 30, 2004 and December 31, 2003:

Allocation of Allowance for Loan Losses

(Dollars in thousands)	September 30, 2004		December 31, 2003
		% of loans in each		% of loans in
		category to total		each category to
Loan Type	Amount	loans	Amount	total loans
Real Estate and construction	$7,975	57.70%	$5,139	57.4%
Commercial	5,772	36.6%	6,025	36.3%
Consumer	918	5.7%	1,217	6.3%
Unallocated	96	N/A	90	N/A

Total allowance	$14,761	100.00%	$12,471	100.00%

     The adequacy of the allowance is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, all relevant internal and external factors that affect loan collectibility, and other pertinent factors.

     The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan type pools and a loan risk grade (Pass (net of cash secured loans), Special Mention, Substandard, Doubtful).

     Central to the migration analysis is our credit risk rating system. Both internal, external contracted credit review examinations, and regulatory examinations are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; industry and the economy; type, market value, volatility of the market value of collateral, lien position; and the financial strength of the guarantors.

     To calculate our various loss allocation factors, we use a twelve-quarter rolling average of historical losses detailing charge-offs, recoveries, by loan type pool balances to determine the estimated credit losses for each type of non-classified and classified loans. Also, in order to reflect the impact of recent events more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 40% weighted average while the next four quarters have been assigned a 33% weighted average and the last four quarters have been assigned a 27% weighted average. Using a twelve-quarter rolling average of historical losses was implemented as of the quarter ended March 31, 2004. Management believed that the eight quarter time period was not sufficient to cover the resolution of all loans in the pool. Management determined that a rolling analysis time frame typically covers a longer time period and began to track on a quarterly average basis for the twelve-quarters. The changes in the time period had no material impact on the migration analysis calculation.

     Additionally, in order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, we make adjustments to the Migration Analysis within established parameters. Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to adjust the Loss Migration Ratio as much as 50 basis points in either direction (positive or negative) for each loan type pool. The following 9 factors considered in this matrix are patterned after the guidelines provided under the Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 23, 1993.

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability, and depth of lending management and staff.

•	Changes in the trend in the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Transfer risk on cross-border lending activities.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

     Under the Specific Allocation method, management establishes specific allowances for loans where management has identified significant conditions or circumstances related to a specific individual credit that are believed to indicate the probability that a loss may be incurred. The specific allowance amount is determined by a method prescribed by the Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted a the loan’s effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. The calculated amount of loan impairment will be compared to the Migration Analysis risk factors, and the more conservative of the two risk factors shall be used. If the calculated impairment is greater than the Migration Analysis risk factor, an adjustment for the difference is made to the General Reserve.

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

     For commercial, real estate and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate installment loans for impairment on a collective basis, because these loans are smaller balance, homogeneous loans. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

     The allowance for loan losses was $14.8 million at September 30, 2004, compared to $12.5 million at December 31, 2003 and $11.8 million at September 30, 2003. We recorded a provision for loan losses of $3.7 million during the nine months ended September 30, 2004 compared to $3.8 million for the same period of 2003. Despite the increase in loan portfolio, we were able to maintain the provision for loan losses at approximately the same level mainly due to decreases in nonperforming loans and classified loans. Average gross loans (net of deferred fees and cost) increased $248.3 million or 30% to $1,087.4 million for the nine months ended September 30, 2004, compared to $151.2 million or 25% increase for the same period of 2003. During the nine months ended September 30, 2004, we charged off $2.0 million and recovered $550,000. The allowance for loan losses was 1.27% of gross loans at September 30, 2004, compared to 1.25% at December 31, 2003 and 1.30% at September 30, 2003. The total classified loans at September 30, 2004 were $6.2 million, compared to $10.3 million at September 30, 2003.

     We believe the level of allowance as of September 30, 2004 is adequate to absorb the estimated losses from any known or inherent risks in the loan portfolio and the loan growth for the quarter. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not be reflected in increased provisions or loan losses in the future.

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
LOANS:
Average gross loans	$1,087,400	$792,213
Total gross loans at end of period	1,162,294	910,130
ALLOWANCE:
Balance-beginning of period	$12,471	$8,458
Less: Loan Charged off:
Commercial	1,151	923
Consumer	809	416
Real Estate and Construction	—	12

Total loans charged off	1,960	1,351
Plus: Loan Recoveries
Commercial	355	213
Consumer	192	32
Real Estate and Construction	3	22

Total loan recoveries	550	267

Net loans charged off	1,410	1,084
Provision for loan losses	3,700	3,750
Allowance made with business acquisition	—	669

Balance-end of period	$14,761	$11,793

Net loan charge-offs to average total loans *	0.17%	0.18%
Net loan charge-offs to total loans at end of period *	0.16%	0.16%
Allowance for loan losses to average total loans	1.36%	1.49%
Allowance for loan losses to total loans at end of period	1.27%	1.30%
Net loan charge-offs to beginning allowance *	15.07%	17.09%
Net loan charge-offs to provision for loan losses	38.11%	28.91%

*	Annualized

Total loans are net of unearned of $2,637 and $1,541 at September 30, 2004 an 2003, respectivly

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at September 30, 2004 and December 31, 2003. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, U.S. government agency preferred stocks, and municipal bonds.

     As of September 30, 2004, we had $2.0 million in held-to-maturity securities and $123.8 million in available-for-sale securities compared to $2.0 million and $126.4 million, respectively at December 31, 2003. The total net unrealized loss on the available-for sale securities at September 30, 2004 was $393,000 compared to net unrealized loss of $1.5 million at December 31, 2003. During the nine months of 2004, a total of $41.5 million in securities available-for-sale were purchased, $13.9 million was sold, and $16.0 million was called and total gross gains of $433,607 were recognized.

     Securities with an amortized cost of $5.2 million were pledged to secure public deposits and for other purposes as required or permitted by law at September 30, 2004. Securities with a carrying value of $24.1 million and $68.5 million were pledged to FHLB of San Francisco and State of California Treasurer’s Office, respectively, at September 30, 2004.

     The following table summarizes the book value, market value and distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At September 30, 2004			At December 31, 2003
			Unrealized/			Unrealized/
	Amortized	Market	unrecognized	Amortized	Market	unrecognized
	cost	Value	Gain (Loss)	cost	Value	Gain (Loss)
	(Dollars in thousands)
Held to Maturity:
U.S. Corporate notes	$2,001	$2,107	$106	$2,001	$2,149	$148

Total held-to-maturity	$2,001	$2,107	$106	$2,001	$2,149	$148
Available-for-sale:
U.S. Government	$38,319	$38,386	$67	$26,743	$26,903	$160
CMO	31,245	30,676	(569)	34,123	33,692	(431)
MBS	28,527	28,360	(167)	30,293	30,099	(194)
Municipal Bonds	15,907	16,174	267	22,933	23,253	320
U.S. Corporate notes	1,982	1,982	—	2,968	3,046	78
U.S. Agency Preferred Stock	8,187	8,196	9	10,860	9,420	(1,440)

Total available-for-sale	$124,167	$123,774	$(393)	$127,920	$126,413	$(1,507)
Total investment portfolio	$126,168	$125,881	$(287)	$129,921	$128,562	$(1,359)

Investment Maturities and Repricing Schedule

     The amortized cost by contractual maturity at September 30, 2004 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:
U.S. Corporate notes	—	—	2,001	7.01%	—	—	—	—	2,001	7.01%
Total held-to-maturity	—	—	2,001	7.01%	—	—	—	—	2,001	7.01%
Available-for-sale:
U.S. Government	2,029	4.04%	23,214	3.96%	13,143	4.13%	—	—	38,386	4.02%
CMO’s	—	—	—	—	3,155	3.99%	27,521	4.05%	30,676	4.04%
MBS	—	—	4,541	4.16%	3,095	3.82%	20,724	3.93%	28,360	3.95%
Municipal Bonds	—	—	—	—	862	3.78%	15,312	4.58%	16,174	4.54%
U.S. Corporate notes	—	—	—	—	—	—	1,982	3.59%	1,982	3.59%
U.S. Agency Preferred Stock	—	—	—	—	—	—	8,196	1.89%	8,196	1.89%
Total available-for-sale	2,029	4.04%	27,755	3.99%	20,255	4.05%	73,735	3.87%	123,774	3.93%

     The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

	Less than 12 months		12 months or more		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Description of Securities:
U.S. Government	$18,502	$(67)	$—	$—	$18,502	$(67)
CMO’s	13,817	(439)	8,465	(300)	22,282	(739)
MBS	13,055	(91)	5,949	(184)	19,004	(275)
Municipal Bonds	3,621	(54)	—	—	3,621	(54)
U.S. Corporate notes	1,982	—	—	—	1,982	—

Total Temporarily Impaired Securities	$50,977	$(651)	$14,414	$(484)	$65,391	$(1,135)

     The unrealized losses were created due to what we believe is a temporary condition, mainly fluctuations in interest rates and do not reflect a deterioration of credit quality of the issuers. For the three and nine months ended September 30, 2004, we did not have any sales of investment securities resulting in realized losses. For investments in an unrealized loss position at September 30, 2004, we have the intent and ability to hold these investments until the full recovery. During the nine months ended September 30, 2004, as a result of an other than temporary decline in market value due to changes in interest rates, impairment charges of $2.2 million were recognized for floating rate agency preferred stocks.

Deposits and Other Borrowings

     Deposits. Deposits are our primary source of funds to use in our lending and investment activities. At September 30, 2004, our deposits increased by $191.7 million or 18% to $1,253.2 million from $1,061.4 million at December 31, 2003. Demand deposits totaled $333.8 million at September 30, 2004, an increase of $8.2 million or 3% from $325.6 million at December 31, 2003. Time deposits over $100,000 totaled $336.6 million, a decrease of $12.0 million or 3% from $348.6 million at December 31, 2003. Other interest-bearing demand deposits, including money market and super now accounts, totaled $381.6 million, an increase of $247.4 million or 184% from $134.1 million at December 31, 2003. The growth in deposits was the result of the deposit promotion on new money market products throughout all three regions as well as the direct result of several newly opened branches, such as Wilshire, Diamond Bar and Rowland Height branches.

     At September 30, 2004, 27% of the total deposits were non-interest bearing demand deposits, 33% were time deposits, 10% were savings accounts, and 30% were interest bearing demand deposits. By comparison, at December 31, 2003, 31% of the total deposits were non-interest bearing demand deposits, 41% were time deposits, 15% were savings accounts, and 13% were interest bearing demand deposits. The increase in interest bearing demand deposits at September 30, 2004 was primarily due to bank-wide deposit campaign on new money market product we launched during the second quarter of 2004 to support the loan growth.

     At September 30, 2004, we had a total of $37.3 million in time deposits issued through brokers and $60.0 million in time deposits from the State of California Treasurer’s Office. The deposits from the State of California Treasurer’s Office were collateralized with our securities with an amortized cost of $68.5 million. The detail of those deposits is shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate
$10,100,000	04/29/04	10/29/04	1.25%
15,000,000	05/28/04	11/29/04	1.40%
10,069,000	05/28/04	05/27/05	2.00%
2,090,000	02/16/01	02/16/06	5.65%

$37,259,000			1.76%

State Deposits	Issue Date	Maturity Date	Rate
$5,000,000	04/08/04	10/07/04	1.08%
15,000,000	07/22/04	10/21/04	1.40%
5,000,000	08/18/04	11/18/04	1.51%
10,000,000	07/22/04	01/20/05	1.73%
10,000,000	08/04/04	02/02/05	1.80%
5,000,000	08/12/04	02/10/05	1.76%
10,000,000	09/10/04	03/11/05	1.94%

$60,000,000			1.62%

     Other Borrowings. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to outstanding advances plus investment in FHLB stocks. The following table shows our outstanding borrowings from FHLB at September 30, 2004. All FHLB advances carry fixed interest rates.

FHLB Advances	Issue Date	Maturity Date	Rate
$5,000,000	05/05/03	03/31/05	1.72%
5,000,000	10/19/00	10/19/07	6.70%

$10,000,000			4.21%

     At September 30, 2004 and December 31, 2003, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of trust preferred securities and debentures at September 30, 2004:

			PRINCIPAL		ANNULIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Nara Statutory Trust II	3/26/2002	$8,000	$8,248	3/26/2032	3 Month LIBOR + 3.6%	Every 26th of March, June, September and December
Nara Capital Trust III	6/5/2003	$5,000	$5,155	3/26/2032	3 Month LIBOR + 3.15%	Every 15th of March, June, September and December
Nara Statutory Trust VI	12/22/2003	$5,000	$5,155	3/26/2032	3 Month LIBOR + 2.85%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	3/26/2032	3 Month LIBOR + 2.95%	Every 17th of March, June, September and December

Total Trust		$38,000	$39,268

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

     With the adoption of FIN No. 46R, Nara Bancorp deconsolidated the five grantor trusts. As a result, the junior subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated balance sheet in the liabilities section at September 30, 2004 and December 31, 2003, under the caption “junior subordinated debentures.” We also recorded $2.1 million in other assets in the consolidated balance sheet at September 30, 2004 and December 31, 2003 for the common capital securities issued by the issuer trusts.

     On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. As of September 30, 2004, $30.8 million of the trust preferred securities was included in the Tier I capital. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

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

     We do not anticipate that our current off-balance sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance sheet risk can be found in Item 3— “Quantitative and Qualitative Disclosures of Market Risks”.

     We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing for fixed monthly payments over periods typically ranging from 2 to 30 years.

     The following table shows our contractual obligation as of September 30, 2004.

	Payments due by period
Contractual Obligations
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Time Deposits	$418,056	$412,458	$5,356	$157	$85
Junior Subordinated Debenture	39,268	—	—	—	39,268
Federal Home Loan Bank borrowings	10,000	5,000	—	5,000	—
Operating Lease Obligations	33,664	4,229	7,987	6,476	14,972

Total	$500,988	$421,687	$13,343	$11,633	$54,325

Stockholders’ Equity and Regulatory Capital

     In order to ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $98.9 million at September 30, 2004. This represented an increase of $13.9 million or 16% over total stockholders’ equity of $85.0 million at December 31, 2003.

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

     At September 30, 2004, Tier 1 capital, stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities, was $123.3 million. This represented an increase of $16.7 million or 16% over total Tier 1 capital of $106.6 million at December 31, 2003. This increase was primarily due to a net income of $13.7 million reduced by the payments of cash dividends. At September 30, 2004, we had a ratio of total capital to total risk-weighted assets of 11.73% and a ratio of Tier 1 capital to total risk weighted assets of 9.86%. The Tier 1 leverage ratio was 8.76% at September 30, 2004.

     As of September 30, 2004, the Bank has met the criteria as a “well capitalized institution” under the regulating framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for adequacy purposes as of September 30, 2004 and December 31, 2003.

	As of September 30, 204
(Dollars in thousands)	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$122,958	8.76%	$56,121	4.00%	$66,837	4.76%
Tier 1 risk-based capital ratio	122,958	9.86%	49,566	4.00%	73,392	5.86%
Total risk-based capital ratio	146,164	11.73%	99,133	8.00%	47,031	3.73%

	As of December 31, 2003
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	106,632	8.84%	48,255	4.00%	$58,377	4.84%
Tier 1 risk-based capital ratio	106,632	9.82%	43,414	4.00%	63,218	5.82%
Total risk-based capital ratio	127,907	11.78%	86,829	8.00%	41,078	3.78%

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

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and Federal Home Loan Bank of San Francisco. At September 30, 2004, our borrowing capacity included $46.0 million in federal funds line facility from correspondent banks and $294.8 million in unused Federal Home Loan Bank of San Francisco advances. In addition to the lines, our liquid assets include cash and cash equivalents, federal funds sold and securities available for sale that are not pledged. The book value of the aggregate of these assets totaled $82.4 million at September 30, 2004 compared to $107.9 million at December 31, 2003. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are loans and deposits, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, higher the ratio of loans to deposits, the more we rely on our loan portfolio to provide for short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At September 30, 2004, our gross loan to deposit ratio was 94%.

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

     The fundamental objective of the ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, the investment activities and the changes in the composition of the balance sheet. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to the changes in market interest rates, while the rates on other types may lag. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

     Swaps

     As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements.

     Under the swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statement of income as a part of non-interest income or loss. As of September 30, 2004, the amounts in accumulated OCI associated with these cash flows totaled a gain of $445,009 (net of tax of $296,672), of which $130,589 is expected to be reclassified into interest income within the next 12 months.

     During the third quarter of 2004 and 2003, interest income received from swap counterparties were $723,562 and $893,278, respectively. During the nine months of 2004 and 2003, interest income received from swap counterparties were $2.5 million. At September 30, 2004 and 2003, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $2.1 million.

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

    The following table shows our gap position as of September 30, 2004

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total
	(Dollars in thousands)
Total Investments	41,451	16,641	49,911	52,340	160,343
Total Loans	1,069,670	30,142	59,946	20,039	1,179,797

Rate Sensitive Assets	1,111,121	46,783	109,857	72,379	1,340,140
DEPOSITS
TCD, $100M +	147,985	184,066	4,597	—	336,648
TCD, less than 100M	34,996	45,411	916	85	81,408
MMDA	368,401	—	—	—	368,401
NOW	13,163	—	—	—	13,163
Savings	90,839	13,138	13,216	2,603	119,796
Other Liabilities
FHLB Borrowings	—	5,000	5,000	—	10,000
Junior Subordinated Debentures	—	—	—	39,268	39,268
Rate Sensitive Liabilities	655,384	247,615	23,729	41,956	968,684
Interest Rate Swap	(140,000)	—	90,000	50,000	—
Periodic GAP	315,737	(200,832)	176,128	80,423
Cumulative GAP	315,737	114,905	291,033	371,456

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at September 30, 2004, the sensitivity of our forecasted net interest income to changing interest rates, both a rising and falling interest scenario were projected and compared to a base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At September 30, 2004, our net interest income and market value of equity exposed to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility
+200 basis points	17.93%	(13.35)%
+100 basis points	8.94%	(6.75)%
-100 basis points	(8.83)%	4.50%
-200 basis points	(17.01)%	10.39%

Item 4.	Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

     There have been no significant changes in the our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

     We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) — (c) None.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a vote of Security Holders

None

Item 5.	Other information

None

Item 6.	Exhibits

(a)	Exhibits

     The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated herein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.
Date: November 8, 2004	/s/ Benjamin Hong
Benjamin Hong
President and Chief Executive Officer (Principal executive officer)

Date: November 8, 2004	/s/ Timothy Chang
Timothy Chang
Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation of Nara Bancorp, Inc. [1]
3.1.1	Certificate of Amendment to Certificate of Incorporation dated June 1, 2004 *
3.2	Bylaws of Nara Bancorp, Inc. [1]
3.3	Amended Bylaws of Nara Bancorp, Inc. [3]
4.1	Form of Stock Certificate of Nara Bancorp, Inc. [2]
32.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*	Filed herein