Form 10-Q/A
period 2004-03-31
NARA BANCORP INC
filed 2005-01-25
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A amends our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. All references in this amendment to this “Quarterly Report on Form 10-Q” or the “Quarterly Report on Form 10-Q for the quarter ended March 31, 2004” shall refer to this amendment. Readers should note that the only changes made in this amendment were to correct clerical errors that appeared on pages 5 and 31 of the original filing. On page 5, Interest and fees on loans as of March 31, 2004 was changed from $4,880,016 to $14,880,016. On page 31, four corrections were made: (1) the Trust Name of Nara Statutory Trust VI was changed to Nara Statutory Trust IV; (2) the Stated Maturity date for Nara Capital Trust III was changed from 3/26/2032 to 6/15/2033; (3) the Stated Maturity date for Nara Statutory Trust IV was changed from 3/26/2032 to 1/7/2034; and (4) the Stated Maturity date for Nara Statutory Trust V was changed from 3/26/2032 to 12/17/2033. All other information contained in the original filing remains unchanged. For the convenience of the reader, we have included in this amendment our entire Quarterly Report on Form 10-Q, as amended hereby. This amendment continues to speak as of the date of the original Quarterly Report on Form 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date, other than as described in this explanatory note. All information contained in this amendment is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

See accompanying notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Interest and fees on loans	$14,880,016	$11,467,559
Interest on securities	1,340,526	1,402,814
Interest on interest rate swaps	904,944	833,000
Interest on federal funds sold and interest-bearing deposits with other financial institutions	120,547	237,906

Total interest income	17,246,033	13,941,279

INTEREST EXPENSE:
Interest expense on deposits	3,082,960	3,295,914
Interest expense on junior subordinated debentures	558,692	353,980
Interest on other borrowings	292,303	418,998

Total interest expense	3,933,955	4,068,892

Net interest income before provision for loan losses	13,312,078	9,872,387
Provision for loan losses	1,500,000	1,300,000

Net interest income after provision for loan losses	11,812,078	8,572,387

NON-INTEREST INCOME:
Service charges on deposit accounts	2,027,331	1,723,948
Other charges and fees	1,898,800	1,602,819
Net gain on sale of available-for sale of securities	304,976	158,757
(Loss) gain on sale of premises and equipment	(217)	11,521
Net loss on sales of other real estate owned	—	(2,031)
Gain on interest rate swaps	719,735	147,857
Net gain on sale of SBA loans	938,303	1,200,222

Total non-interest income	5,888,928	4,843,093

NON-INTEREST EXPENSE:
Salaries and employee benefits	4,881,827	4,560,584
Occupancy	1,267,469	1,031,362
Furniture and equipment	419,195	376,063
Advertising and marketing	306,540	334,734
Communications	161,420	149,201
Data processing	572,601	465,673
Professional fees	551,676	453,180
Office supplies and forms	98,627	83,604
Other than temporary impairment on investment securities	1,633,166	—
Other	996,790	804,817

Total non-interest expense	10,889,311	8,259,218

Income before income tax provision	6,811,695	5,156,262
Income tax provision	2,668,411	1,919,338

Net income	$4,143,284	$3,236,924

Earnings Per Share:
Basic	$0.36	$0.30
Diluted	0.35	0.29

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

     The following table is a summary of trust preferred securities and debentures at March 31, 2004:

(Dollars in Thousand)

			PRINCIPAL		ANNULIZED	INTEREST
TRUST	ISSUANCE		BALANCE OF	STATED	COUPON	DISTRIBUTION
NAME	DATE	AMOUNT	DEBENTURES	MATURITY	RATE	DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Nara Statutory					3 Month	Every 26th of March,
Trust II	3/26/2002	$8,000	$8,248	3/26/2032	LIBOR + 3.6%	June, September and
						December
Nara Capital					3 Month	Every 15th of March,
Trust III	6/5/2003	$5,000	$5,155	6/15/2033	LIBOR + 3.15%	June, September and
						December
Nara Statutory					3 Month	Every 7th of
Trust IV	12/22/2003	5,000	$5,155	1/7/2034	LIBOR + 2.85%	January, April, July
						and October
Nara Statutory					3 Month	Every 17th of March,
Trust V	12/17/2003	$10,000	$10,310	12/17/2033	LIBOR + 2.95%	June, September and
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

NARA BANCORP, INC.
Dated: January 25, 2005	/s/ Benjamin Hong
Benjamin Hong
President and Chief Executive Officer (Principal executive officer)

Dated: January 25, 2005	/s/ Timothy Chang
Timothy Chang
Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation of Nara Bancorp, Inc.[1]

3.2	Bylaws of Nara Bancorp, Inc.[1]

3.3	Amended Bylaws of Nara Bancorp, Inc.[3]

4.1	Form of Stock Certificate of Nara Bancorp, Inc.[2]

10.21	Amended Lease for premise located at 3600 Wilshire Blvd., #100A, Los Angeles, CA *

10.22	Lease for premise located at 10947 Olson Dr. 404-B Rancho Cordova, CA 95620*

31.1	Rule 13a-14(a)/15d-14(a) Certifications *

31.2	Rule 131-14(a)/15d-14(a) Certifications*

32.1	Certification of CEO and CFO pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

1.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on November 16, 2000.

2.	Incorporated by reference to Exhibits filed with our Statement on Form S-4 filed with the Commission on December 5, 2000.

3.	Incorporated by reference to Exhibits filed with our Statement on Form 10-Q filed with the Commission on August 14, 2002.

*	Filed herein