Form 10-K
period 2004-12-31
NARA BANCORP INC
filed 2005-06-30
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004, as reported on the Nasdaq National Market, was approximately $397,429,000.

Number of shares outstanding of the Registrant’s Common Stock, as of March 31, 2005: 23,366,660

PART I

Forward-Looking Information

          Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include words such as “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1. “Business- Factors That May Impact Our Business or the Value of Our Stock.”

          Factors that might affect forward-looking statements include, among other things:

• the demand for our products;

• actions taken by our competitors;

• adverse actions taken by any one of our regulatory agencies, which would limit our activities, such as a Memorandum of
  Understanding or consent agreement;

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

•  potential delisting of our stock by NASDAQ , and the effect on our stock price if this occurs;

•  potential litigation relating to our recent accounting restatement;

• possible weaknesses in our system of internal and disclosure controls; and

• credit and other risks of lending, leasing and investment activities.

          As a result, we cannot assure you that our future results of operations or financial condition or any other matters will be consistent with those expressed or implied in any forward-looking statements. Accordingly, we caution you not to rely on these forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update these forward-looking statements, which speak only as of the date made except as may otherwise be required by law.

Item 1. BUSINESS

General

          Nara Bancorp, Inc. (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis with its subsidiaries) is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank (the “Bank” or “Nara Bank”). During the first quarter of 2001, Nara Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “FRB”) as part of the reorganization of Nara Bank into a holding company structure. Nara Bancorp was incorporated under the laws of the State of Delaware in 2000. Nara Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005. Nara Bancorp’s principal business is to serve as a holding company for Nara Bank and other bank-related subsidiaries, which Nara Bancorp may establish or acquire. Our headquarters are located at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700. Nara Bank’s deposits are insured by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits. Nara Bank is a member of the Federal Reserve System.

          Nara Bancorp currently has five special-purpose subsidiaries that were formed for capital-raising transactions: Nara Capital Trust I, Nara Statutory Trust II, Nara Capital Trust III, Nara Statutory Trust IV, and Nara Statutory Trust V. In March 2001 and 2002, Nara Bancorp established Nara Capital Trust I (“Trust I”) and Nara Statutory Trust II (Trust II”), respectively. The Trust I issued $10.0 million in trust preferred securities bearing a fixed rate of 10.18%. The interest is payable semi-annually for a 30- year term. Trust II issued $8.0 million in trust preferred securities. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during its 30-year term based on the 3-month LIBOR plus 3.60 % and is paid quarterly. In June 2003, Nara Bancorp established Nara Capital Trust III (“Trust III”), and in December of 2003 Nara Bancorp established Nara Statutory Trust IV (“Trust IV”) and Nara Statutory Trust V (“Trust V”). In three separate private placement transactions, the Trusts III, IV, and V issued $5.0 million, $5.0 million and $10.0 million with quarterly adjustable rates based on the 3-month LIBOR plus 3.15%, 2.85%, and 2.95%, respectively, and interest is paid quarterly for a 30- year term. In all five issuances, we participated as part of a pooled offering with several other financial institutions. The statutory business trusts were established as part of our capital planning to complement and support future growth.

          With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the subordinated debentures issued by Bancorp to the grantor trusts in connection with the trust preferred financing, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2004 and 2003, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. Nara Bancorp also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2004 and 2003 for the common capital securities issued by the grantor trusts held by Bancorp.

          Nara Bank opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association. The institution’s name was changed to “Nara Bank, National Association” in January 1994, and in January 2005, became “Nara Bank” after converting to a California state-chartered bank. Nara Bank is headquartered at 3701 Wilshire Boulevard, Suite 220, Los Angeles, California 90010. Nara Bank primarily focuses its business in Korean communities in California and in the greater New York City metropolitan area.

          Nara Bank supplemented its growth over the past few years through strategic acquisitions in its primary market areas in California and New York. The following is a summary of our acquisitions since 1998:

•	On October 13, 1998, the Bank purchased the Flushing branch of Korea Exchange Bank in New York. The Bank acquired approximately $10.0 million in net loans and assumed approximately $21.0 million in deposits.

•	On February 28, 2000, the Bank acquired Korea First Bank of New York for approximately $8.7 million. Korea First Bank of New York had three branches in New York area: one in Manhattan, one in Jackson Heights, and one in Flushing. The Bank acquired approximately $30.5 million in net loans and assumed approximately $67.8 million in deposits.

•	On November 29, 2002, the Bank purchased certain loans and deposits from the Industrial Bank of Korea New York. The Bank assumed approximately $49.5 million in deposits and purchased approximately $1.3 million in loans.

•	On August 25, 2003, the Bank purchased Asiana Bank for $8.0 million in Nara Bancorp common stock. Nara Bancorp issued approximately 852,000 shares for this acquisition. Asiana Bank had two branches in Northern California: one in Silicon Valley and one in Oakland. Soon after the acquisition, both branches were closed and consolidated into the Bank’s existing branches by closing the physical locations. The Bank acquired approximately $22.4 million in net loans and assumed approximately $29.3 million in deposits.

•	On October 30, 2003, the Bank purchased certain loans and deposits from Korea Exchange Bank’s Broadway branch in New York. The Bank assumed approximately $46.2 million in deposits and purchased approximately $39.5 million in loans.

          At December 31, 2004, the Bank had two wholly owned subsidiaries. The first subsidiary, Nara Loan Center, is a New Jersey corporation organized in 2000. Nara Loan Center is a loan production office, generating mostly SBA loans. The second subsidiary, Nara Real Estate Trust, a Maryland real estate investment trust, was formed in April of 2003. Nara Real Estate Trust holds only loans secured by real estate and as of December 31, 2004, had total assets of $128 million.

          Our website address is www.narabank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available free of charge by visiting our website at www.narabank.com/i_stock.asp and www.narabank.com/I_finan.asp. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Restatement of Financial Statements

          On March 30, 2005, we filed a Form 8-K announcing that on February 23, 2005, a letter (the “Letter”) dated October 10, 2002 addressed to the former President and Chief Executive Officer of Nara Bancorp, Inc. (the “Company”) and signed by the former Chairman of the Board of the Company was brought to the attention of the Audit Committee. The Letter addressed the relinquishment of certain profit sharing rights held by the former President and Chief Executive Officer payable in 2003 and 2004 and the Letter further provided that Nara Bank, a wholly-owned subsidiary of the Company, purportedly agreed to reimburse the former President and Chief Executive Officer for certain automobile and country club expenses and to provide him with compensation for additional work to be performed after his retirement, all in an amount not to exceed the amount of profit sharing rights to be relinquished by him.

          A special sub-committee of the Audit Committee of the Board of Directors of the Company (the “Subcommittee”) engaged independent counsel to conduct an investigation of matters relating to the Letter. The Subcommittee discovered that the amount the former President and Chief Executive Office relinquished was approximately $600,000 in 2002 and $0 in 2003. The Subcommittee determined that the failure to disclose and account for the arrangement to reimburse certain expense amounts up to approximately $600,000 contemplated by the Letter had a material effect on the Company’s previously issued consolidated financial statements for the year ended December 31, 2003 and 2002. The Subcommittee evaluated the error in accordance with the quantitative and qualitative guidance set forth in Staff Accounting Bulletin No. 99. As a result thereof, on March 24, 2005, the Subcommittee concluded (and on March 25, 2005 the Board of Directors concurred) that the Company should restate its consolidated financial statements for the year ended December 31, 2002 and 2003 and, accordingly, the previously issued financial statements and the related independent auditors reports thereon for the year ended December 31, 2003 and 2002 should no longer be relied upon. The Subcommittee discussed the restatement with the Company’s independent registered public accounting firm for 2004 as well as its former independent registered public accounting firm for 2003 and 2002. Additionally, the Subcommittee engaged its current independent registered public accounting firm to re-audit the Company’s 2003 and 2002 consolidated financial statements.

          On March 30, 2005, the Company announced in a current report on Form 8-K that it was restating its annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. In the course of the re-audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional errors were also identified (i.e., other than the one relating to the Letter) in the Company’s consolidated financial statements for fiscal 2003 and 2002. Specifically, errors were identified relative to accounting for bank owned life insurance, lease arrangements under which the Company occupies its premises, incentive compensation, profit sharing and bonus payments to certain employees and various other accounting matters. Accordingly, the Company’s fiscal 2003 and 2002 consolidated financial statements are also restated for these accounting errors. See Note 2 “Restatement” of the Notes to Consolidated Financial Statements for a detailed discussion of the restatements.

          All financial information contained in this Annual Report on Form 10-K gives effect to this restatement. Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 to the Notes to Consolidated Financial Statements. Financial information included in reports on Form 10-Q, Form 10-K and Form 8-K previously filed or furnished by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

Recent Developments

          On March 10, 2005, Nara Bancorp declared a dividend of $0.0275 per common share for the first quarter of 2005, which was paid on April 12, 2005 to stockholders of record on March 31, 2005. On June 23, 2005, Nara Bancorp declared a dividend of $0.0275 per common share for the second quarter of 2005, which is payable on July 17, 2005 to stockholders of record on July 5, 2005.

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

          Through our network of 16 branches and 8 loan production offices, we offer a full range of commercial banking and consumer financial services to our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches, operates 24-hour automated teller machines. We provide courier services to qualifying customers and offer personal banking officers to key customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary public and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

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

Lending Activities

          Commercial Loans

          Commercial loans are extended to businesses for various purposes such as providing working capital, purchasing inventory, purchasing machinery and equipment, debt refinance, business acquisition and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credits), which are often used to finance current assets such as inventory and accounts receivable, which typically have terms of one year with interest paid monthly on the outstanding balance and principal balance due at maturity and (2) long-term loans (or term loans to businesses) which typically have terms of 5 to 7 years with principal and interest paid monthly. The credit-worthiness of our borrowers is determined before a loan is originated and periodically reviewed to ascertain credit quality for both short-term and long-term loans. Commercial loans are typically collateralized by the borrower’s business assets and/or real estate property. Nara Bank also extends commercial loans in the U.S. that are secured by real estate property located in South Korea. As of December 31, 2004, we had approximately $2.5 million in commercial loans secured by the real estate property located in South Korea. We do not expect the loans secured by real estate property located in South Korea to make up a significant portion of our loan portfolio in the near future. We also offer small business loans to smaller retail businesses of up to $150,000 with terms of 4 to 7 years at fixed interest rates using a credit scoring system.

          Our commercial loan portfolio includes trade finance loans from Nara Bank’s International Banking Department, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventories) of our borrowers. The International Banking Department also issues and advises on letters of credit for export and import businesses.

          Commercial Real Estate Loans

          Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on such loans are generally restricted to seven years with a balloon payment due at maturity and are amortized for up to 25 years. We offer both fixed and floating rate loans. It is our policy to restrict real estate loan amounts to 70% of Nara Bank’s appraised value of the property.

          Small Business Administration Loans

          The Bank also extends loans partially secured by the U.S. Small Business Administration (SBA). The Bank extends SBA loans known as 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for the purpose of providing working capital, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase/construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities ranging from 7 to 10 years for business only related loans and 25 years for real estate related loans. SBA loans are fully amortized with monthly payment of principal and interest. SBA loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA with a maximum gross loan amount to any one small business borrower of $2.0 million and a maximum SBA guaranteed amount of $1.5 million.

          The SBA 7(a) loans we generate represent an important segment of our non-interest income due to our ability to sell the guaranteed portion in the secondary market at a premium while earning from the servicing fee income on the sold portion over the remaining life of the loan. Therefore, in addition to the interest yield earned on the un-guaranteed portion of the SBA loans that are not sold, we recognize income from the gains on the sales and from loan servicing on the SBA loans sold.

          SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured so as to give the Bank a 50% first deed of trust (“T/D”), the SBA a 40% second T/D (SBA 504), and the remaining 10% is funded by the borrower. Rates for the first T/D Bank loans are subject to normal bank commercial rate and the second T/D SBA loans are fixed for the life of the loans based on the U.S. Treasury rate index.

          All of our SBA loans are handled through Nara Bank’s SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. For SBA 7(a) loans, we attained our initial SBA Preferred Lender status in the Los Angeles and Santa Ana, California districts on January 16, 1997. SBA Preferred Lender status is the highest designation awarded by the U.S. Small Business Administration and generally facilitates the marketing and approval process for SBA loans. We have since attained SBA Preferred Lender status in San Francisco, Seattle, Spokane, Illinois, Atlanta, New York, New Jersey, Virginia, Baltimore, Washington D.C., Georgia and Denver.

          Consumer Loans

          Consumer loans are extended for automobile and home equity loans with a majority of the consumer loan portfolio currently consisting of automobile loans. Referrals from automobile dealers comprise the majority of originations for automobile loans. We offer fixed rate loans to buyers who do not qualify for automobile dealers’ most preferential loan rates for new and used car financing. We offer home equity loans and lines up to 89% of the appraised value of the real estate. We also extend credit to United States legal residents secured by real estate located in South Korea. As of December 31, 2004, we had extended approximately $1.0 million in consumer loans secured by real estate in South Korea.

          Concentrations

          Loan concentrations are considered to exist when there are significant amounts of loans to a number of borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio over the past five years, which exceeded 10% of our total loans as of the dates indicated:

	At December 31,
(dollars in thousands)	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Manufacturing	$56,619	5%	$73,675	7%	$48,245	7%	$38,665	8%	$36,142	10%
Wholesale Trade	210,912	17%	174,195	18%	127,659	18%	109,112	22%	89,609	25%
Retail Trade	219,106	18%	158,821	16%	126,988	18%	85,515	17%	61,282	17%
Services	279,613	23%	198,940	20%	138,203	19%	104,669	21%	63,792	18%
Finance, Insurance,
Property Management	433,887	36%	355,557	36%	248,417	34%	129,495	26%	75,567	21%

Total	$1,200,137	98%	$961,188	96%	$689,512	95%	$467,456	93%	$326,392	90%

Gross Loans	$1,221,734		$997,338		$723,477		$505,192		$362,704

Investing Activities

          The main objectives of our investment strategy are to support a sufficient level of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, Collaterized Mortgage Obligations (“CMOs”), bank-qualified California municipal bonds, corporate bonds and government sponsored enterprise preferred stocks, which were sold during the first quarter of 2005. For a detailed breakdown of our investment portfolio, please refer to “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investment Security Portfolio.

          Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2004, we had $2.0 million in securities held-to- maturity and $133.4 million in securities available-for-sale. We purchased $74.8 million and sold $26.4 million in investment securities during 2004.

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

          Our primary source of funds is FDIC-insured deposits. We try to match maturities of our interest-bearing liabilities with our interest-earning assets. We cover all volatile funds with liquid assets as a method to ensure adequate liquidity. Thus, we analyze our deposits’ maturities and interest rates to monitor and control the cost of funds and review the stability of the supply of funds. We believe our deposits are a stable and reliable funding source.

Borrowing Activities

          When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our correspondent banks and the Federal Reserve Bank, also known as the FRB. The maximum amount that we currently are authorized to borrow from our correspondent banks is $46.0 million on an overnight basis. In addition to the correspondent banks, the maximum amount that we may borrow from the FRB discount window is 98% of the market value of the securities that are pledged. At December 31, 2004, the par value of the securities that we have pledged for this purpose was $1.8 million.

          The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco (“FHLBSF”) and may apply for advances from the FHLB utilizing, qualifying mortgage loans and certain securities as collateral for these advances.

          The FHLBSF offers a full range of borrowing programs on its advances with terms of up to 30 years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. As a member of the Federal Reserve Bank, we may also borrow from the Federal Reserve Bank of San Francisco.

Market Area and Competition

          We have 16 branch offices located in Los Angeles, Orange County, Oakland, Silicon Valley, and New York and 8 loan production offices located in San Jose, Seattle, Chicago, New Jersey, Atlanta, Virginia, Denver and Dallas. Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area, Silicon Valley (Santa Clara County), and the New York metropolitan area, each of which has high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers as well as strong competition amongst the banks serving the Korean-American community. In addition, recent federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business — Supervision and Regulation - Financial Services Modernization Legislation.”

          We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, are more widely recognized, have broader geographic scope and offer a broader range of financial services than we do.

Economic Conditions, Government Policies and Legislation

          Our profitability, like most financial institutions, depends primarily on interest rate differentials. In general, the major portion of our earnings consist of the difference between the interest rates paid on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received on our interest-earning assets, such as loans we extend to our customers and securities held in our investment portfolio. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment. The impact that future changes in domestic and foreign economic conditions might have on our performance cannot be predicted.

          Our business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and Nara Bank of future changes in monetary and fiscal policies cannot be predicted.

          From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Item 1. Business — Supervision and Regulation” below.

Supervision and Regulation

          General

          Bank holding companies and banks are extensively regulated under both federal and state law. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Set forth below is a summary description of the material laws and regulations that relate to our operations. The description is qualified in its entirety by reference to the applicable laws and regulations.

          Nara Bancorp

          As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”). We are required to file with the FRB periodic reports and such additional information as the FRB may require pursuant to the BHCA. The FRB and the California Commissioner of Financial Institutions may conduct examinations of our subsidiaries and us.

          The FRB may require that we terminate an activity or terminate control of, or liquidate, or divest ourselves of certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of our banking subsidiaries. The FRB also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, we must file written notice and obtain approval from the FRB prior to purchasing or redeeming our equity securities.

          Further, both Nara Bancorp and Nara Bank are subject to the capital adequacy regulations of the FRB. See “Capital Requirements.”

          We are required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the FRB is also required if we merge or consolidate with another bank holding company. We are prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to our subsidiaries. However, subject to the prior approval of the FRB, we may engage in any, or acquire shares of companies engaged in, activities that are deemed by the FRB to be so closely related to banking, or managing, or controlling banks as to be a proper incident thereto.

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

          We are also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, our subsidiaries and we are subject to examination by, and may be required to file reports with, the California

Department of Financial Institutions.

          Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

          Nara Bank

          As a California state-chartered bank whose accounts are insured by the Federal Depository Insurance Corporation (“FDIC”), the Bank is subject to regulation, supervision, and regular examination by the California Commissioner of Financial Institutions (“DFI” or the “California Commissioner”), and the Bank’s primary federal regulator is the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports, its activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action, and examination by these agencies are generally intended to protect depositors, creditors, borrowers and the deposit insurance fund and generally are not intended for the protection of stockholders.

          If, as a result of an examination of Nara Bank, the FRB or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of Nara Bank’s operations are unsatisfactory or that Nara Bank or its management is violating or has violated any law or regulation, various remedies are available to the FRB and the DFI. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Nara Bank, to assess civil monetary penalties, to remove officers and directors, and to terminate Nara Bank’s deposit insurance. Further, Nara Bank is also required to maintain certain minimum levels of capital. See “Capital Requirements.”

          In February 2002, Nara Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”) in connection with alleged deficiencies relating to the lack of sufficient internal controls, procedures and inadequate compliance with the Bank Secrecy Act. During 2002, management took steps to comply with the Consent Order and to further comply with the Bank Secrecy Act, including, but not limited to, the implementation of new IT systems and the expansion of employee training programs. On January 22, 2003, the OCC terminated the Consent Order, and since such date Nara Bank was no longer subject to the requirements of the Consent Order.

          As a result of a recent regulatory examination, the Company’s regulatory agencies are expected to place additional restrictions and requirements on the Company which may limit the Company’s growth and expansion and its ability to pay cash dividends without prior regulatory approval.

          Sarbanes-Oxley Act of 2002

          On July 30, 2002, the President signed into law the “Sarbanes-Oxley Act of 2002” (the “SOX”). The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOX has resulted in broad corporate and accounting reform for public companies and the accounting firms that audit them. Many provisions of the SOX became effective immediately and others became effective since passage of the law.

          The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, (the “SEC”), under the Exchange Act. The SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOX also represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between the board of directors and management and between the board of directors and its committees.

          To date, the SEC and the securities exchanges have implemented most of the requirements of the SOX. We have incurred, and expect to continue to incur, significant additional expenses in complying with the new requirements under SOX and applicable rules and regulations.

          USA Patriot Act of 2001

          On October 26, 2001, the President signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and

•	filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

          The Department of the Treasury in consultation with the FRB and other federal financial institution regulators has promulgated rules and regulations implementing the Patriot Act which:

•	prohibit U.S. correspondent accounts with foreign banks that have no physical presence in any jurisdiction;

•	require financial institutions to maintain certain records for correspondent accounts of foreign banks;

•	require financial institutions to produce certain records relating to anti-money laundering compliance upon request of the appropriate federal banking agency;

•	require due diligence with respect to private banking and correspondent banking accounts;

•	facilitate information sharing between the government and financial institutions; and

•	require financial institutions to have in place a money-laundering program.

          On May 9, 2003, the Department of Treasury, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification. We were required to comply with this rule by October 1, 2003. We have implemented and will continue to implement the provisions of the Patriot Act as such provisions become effective. We currently maintain and will continue to maintain policies and procedures to comply with the Patriot Act requirements. At this time, we do not expect that the Patriot Act will have a material impact on the results of our operations.

          Bank Secrecy Act

          The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “Bank Secrecy Act”) is a disclosure law that forms the basis of the U.S. federal government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Following the September 11, 2001 terrorist attacks, an additional purpose was added to the Bank Secrecy Act: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.” Under the Bank Secrecy Act, financial institutions such as Nara Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. This, in turn, allows law enforcement officials to create a paper trail for tracing illicit funds that resulted from drug trafficking or other criminal activities. Among other requirements, the Bank Secrecy Act requires financial institutions to report all cash transactions in excess of $10,000. Nara Bank has established a Bank Secrecy Act compliance policy under which, among other precautions, the Bank keeps currency transaction reports to document cash transactions in excess of $10,000 or in multiples totaling more than $10,000 during one business day, monitors certain potentially suspicious transactions such as the exchange of a large number of small denomination bills for large denomination bills, and scrutinizes electronic funds transfers for Bank Secrecy Act compliance. At this time, we do not expect that the Bank Secrecy Act will have a material impact on the results of our operations.

          Financial Services Modernization Legislation

          General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as the “FSMA.” The FSMA repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the FSMA also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

          The FSMA also:

•	broadens the activities that may be conducted by banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act; and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

          Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of such company to conform to those permissible for a bank holding company. No FRB approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB including:

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

          Expanded Bank Activities. The FSMA also permits banks to engage in expanded activities through the formation of financial subsidiaries. A bank may have a subsidiary engaged in any activity authorized for banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

          A bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized,” “well-managed” and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

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

          Dividends and Other Transfers of Funds

          Dividends from Nara Bank constitute the principal source of income for Nara Bancorp. Nara Bancorp is a legal entity separate and distinct from Nara Bank. Nara Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Nara Bancorp. During 2005, the maximum dividend that Nara Bank could declare, without prior regulatory approval, is $36.7 million plus the Bank’s 2005 net income. In addition, FRB and DFI have the authority to prohibit Nara Bank from paying dividends, depending upon Nara Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. As a result of a recent regulatory examination, the Company’s regulatory agencies are expected to place additional restrictions and requirements on the Company which may limit the Company’s and the Bank’s ability to pay cash dividends without prior regulatory approval.

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

          Regulation W. During 2003 the Federal Reserve Board’s newly issued Regulation W became effective, which codifies prior regulations under an interpretative guidance with respect to transactions with affiliates. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” (as defined below) with affiliates:

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

          Check 21

             The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight. The Bank does not intend to utilize the Check 21 authority and processing in the near future.

          Capital Requirements

          The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. As of December 31, 2004, Nara Bank’s total risk-based capital ratio was 11.1%.

          The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, subordinated debentures (limited to 25% of Tier 1 Capital), and minority interest in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. As of December 31, 2004, Nara Bank’s Tier I risk-based capital ratio was 9.9%.

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

          In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 4%. As of December 31, 2004, Nara Bank’s leverage capital ratio was 9.1%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For further discussion of our capital, see “Capital Resources” under “Management Discussion and Analysis of Financial Condition and Results of Operations.”

          On July 2, 2003, the Federal Reserve Board issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Board instructions which allows trust preferred securities to be counted in Tier I capital subject to certain limitations. The Federal Reserve Board indicated they were reviewing the implications of any accounting treatment changes and, if necessary or warranted, they would provide appropriate guidance. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier I capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier II capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits.

          The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2004.

	As of December 31, 2004 (Dollars in thousands)
Nara Bancorp	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$126,971	8.9%	$56,979	4.0%	$69,992	4.9%
Tier I risk-based capital ratio	$126,971	9.7%	$52,357	4.0%	$74,614	5.7%
Total risk-based capital ratio	$149,123	11.4%	$104,713	8.0%	$44,410	3.4%

	As of December 31, 2004 (Dollars in thousands)
Nara Bank	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$129,763	9.1%	$56,852	4.0%	$72,911	5.1%
Tier I risk-based capital ratio	$129,763	9.9%	$52,270	4.0%	$77,493	5.9%
Total risk-based capital ratio	$144,390	11.1%	$104,541	8.0%	$39,849	3.1%

          Prompt Corrective Action and Other Enforcement Mechanisms

          Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

          The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Nara Bank could have a material adverse effect on our earnings.

          All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The current FICO assessment rate for BIF-insured deposits is $0.0144 per $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

          Community Reinvestment Act and Fair Lending Developments

          We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities, (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

          A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the FRB will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

          Federal Reserve System

          The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2004, we believe that Nara Bank was in compliance with these requirements.

Employees

          As of December 31, 2004, we had 342 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good. See Item 10 below for a list of our executive officers.

Factors That May Impact Our Business or the Value of Our Stock

          Set forth below are certain factors that may affect our financial results and operations, which you should consider when evaluating our business and prospects.

We face risks related to our recent accounting restatements, including potential litigation and regulatory actions. On March 30, 2005 we announced that we had discovered accounting inaccuracies in previously reported financial statements and concluded that we would restate our consolidated financial statements for the year ended December 31, 2002. See Item 1 Business, “Restatement of Financial Statements” for further discussion. In the course of the re-audits of our consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional accounting errors were also identified.

The restatement of our financial statements and the occurrence of the events caused us to incur substantial unanticipated legal and accounting expenses. In addition, restatement may lead to litigation claims and/or regulatory proceedings against us. These claims and proceedings may include, without limitation, private securities lawsuits brought against us and regulatory investigations or proceedings initiated by the Securities and Exchange Commission, the Federal Reserve Board and the California Department of Financial Institutions. We may also be asked to enter into a regulatory agreement or order with one or more of these regulatory agencies which could limit our activities, such as a Memorandum of Understanding or consent agreement. The defense and outcome of any such claims or proceedings against us and any agreement with regulators may divert management’s attention and resources, and we may be required to pay damages if such claims or proceedings are not resolved in our favor.

Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy and our future business activities may be limited. Moreover, we may be the subject of negative publicity focusing on the financial statements inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation, require us to incur significant expenses to resolve any claims and cause the price of our securities to decline or remain at current levels.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. Effective internal and disclosure controls are necessary for us to provide reliable financial reports, and these controls also help us to detect and deter fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be adversely affected. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement in material respects. In connection with a review of our internal control over financial reporting, we identified certain deficiencies in some of our disclosure and internal controls and procedures. We have taken steps to remediate the material weaknesses in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedure and have specifically addressed them in the section labeled, “Report on Management’s Assessment of Internal Control Over Financial Reporting” Under Item 9A Controls and Procedures. However we cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other ineffective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal control over financial reporting, our independent auditors may not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

If we cannot maintain compliance with Nasdaq listing requirements and Nasdaq rules, Nasdaq may delist our common stock, which would negatively affect the trading price of our common stock and your ability to sell our common stock, and generally could harm our business. On April 5, 2005, we were notified by the Nasdaq Listing Qualifications Department that we were not in compliance with the requirements of certain NASDAQ rules as a result of the Company’s failure to timely file its annual report on Form 10-K for the year ended December 31, 2004 and therefore, that we were subject to delisting proceedings. On May 12, 2005 the Company attended a hearing before the Nasdaq Listing Qualifications Panel (“Panel”) and requested a conditional listing on the Nasdaq National Market until June 30, 2005 to provide the Company an opportunity to file its periodic reports with the Securities and Exchange Commission and become compliant with the NASDAQ listing requirements. As of the date of this filing, the Panel is still considering our request. If we are delisted from the Nasdaq Stock Market, trading of our common stock would thereafter be conducted in the over-the-counter market or on the National Association of Securities Dealers, Inc. “electronic bulletin board.” If this occurs, the value of our common stock would likely be adversely affected, which could negatively affect our operations and ability to raise capital. Market liquidity for our common stock could be severely and adversely affected as a stockholder would likely find it more difficult to sell shares of our common stock or to obtain accurate quotations as to the prices of our common stock. Delisting from NASDAQ could also result in the loss of confidence by prospective and existing customers and employees, which would further harm our business.

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

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for probable losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We create allowance allocations for estimated loan losses in our accounting records. We base these allowances on estimates of the following:

•	historical experience with our loans;

•	evaluation of current economic conditions;

•	regular reviews of the quality, mix and size of the overall loan portfolio;

•	regular reviews of delinquencies;

•	the quality of the collateral underlying our loans.

If these allocations were inadequate, our results of financial condition could be materially and adversely affected.

A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2004, approximately 58% of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

Changes in interest rates affect our profitability. Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. For example, when interest rates rise, loan originations tend to decrease.

If we lose key employees, our business may suffer. If we lose key employees temporarily or permanently, it could hurt our business. We could be particularly hurt if our key employees went to work for competitors. Our future success depends on the continued contributions of existing senior management personnel.

Environmental laws could force us to pay for environmental problems. The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. When a borrower defaults on a loan secured by real property, we often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We also lease premises where our branches and other facilities are located and where environmental problems may exist. Although we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, lease, manage or occupy. We may face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to clean up a property than the property is worth. We could also be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default. We may find it difficult or impossible to sell contaminated properties.

We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in California. California is in an earthquake-prone region. A major earthquake could result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers could suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans could decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

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

Changes in governmental regulation may impair our operations or restrict our growth. We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the DFI and the Federal Reserve Board. In addition to governmental supervision and regulation, Nara Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. Nara Bancorp is subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

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

Our stock price may be volatile, which could result in substantial losses for our stockholders. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuing new equity securities;

•	the amount of our common stock outstanding and the trading volume of our stock;

•	actual or anticipated changes in our future financial performance;

•	changes in financial performance estimates of us by securities analysts;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the operating and stock performance of our competitors;

•	changes in interest rates; and

•	additions or departures of key personnel.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. If we issue preferred stock, we would have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because a decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or diluting their stock holdings in us.

Accounting Matters — Recent Accounting Pronouncements

        EITF Issue 03-1 entitled, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on our financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods. (See discussion in Note 3 to the Notes to Consolidated Financial Statements related to fair value of securities available for sale.)

        FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future dates, as well as the vesting periods provided, and so the effect cannot currently be predicted.

        SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. This standard applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on our financial position and results of operations is not expected to be material upon adoption.

Item 2. PROPERTIES

        Our principal executive offices are located at 3701 Wilshire Blvd., Suite 220, Los Angeles, California 90010. We conduct our operations through ten full branch offices, six mini branch offices and eight loan production offices located throughout California, in the greater New York City metropolitan area and in Chicago, Seattle, New Jersey, Atlanta, Virginia, Denver, and Dallas. We lease all of our offices. We believe our present facilities are adequate for our present needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting operations. The locations of our full branch offices, including our corporate headquarters, are as follows:

Office Name	Address
Cerritos	4875 La Palma Avenue, La Palma, CA 90623
Downtown	1122 S. Wall Street, Los Angeles, CA 90015
Flushing	138-02 Northern Blvd., Flushing, NY 11354
Corporate Headquarters	3701 Wilshire Blvd., Suite 220, Los Angeles, CA 90010
Jackson Heights	78-14 Roosevelt Avenue, Jackson Heights, NY 11372
Manhattan	16 W. 32nd Street, New York, NY 10001
New York Administration	29 W. 30th Street, New York, NY 10001
Oakland	2250 Broadway, Oakland, CA 94612
Olympic	2727 W. Olympic Blvd., Los Angeles, CA 90006
Rowland Heights	1709 Nogales St., Rowland Heights, CA 91748
Silicon Valley	1102 E. El Camino Real, Sunnyvale, CA 94087
Wilshire	3600 Wilshire Blvd., Suite 100-A, Los Angeles, CA 90010

          Our six mini branches are located inside supermarkets and the Aroma office is located inside the Sports Center Building in Los Angeles. The locations are as follows:

Office Name	Address
Aroma	3680 Wilshire Blvd., Suite 106, Los Angeles, CA 90010
Diamond Bar	21080 Golden Springs Drive, Diamond Bar, CA 91789
Fullerton	5301 Beach Blvd., Buena Park, CA 90621
Glendale	831 N. Pacific Ave., Glendale, CA 91203
Torrance	3030 W. Sepulveda Blvd., Torrance, CA 90505
Valley	17369 Sherman Way, Van Nuys, CA 91406

          We currently have eight loan production offices to promote SBA loans. We have SBA Preferred Lender status in those areas. The locations are as follows:

Office Name	Address
Atlanta	3510 Shallowford Road, Suite 207, Atlanta, GA 30341
Chicago	5901 N. Cicero Avenue, Suite 508, Chicago, IL 60646
Denver	2851 S. Parker Rd., Suite 150, Aurora, CO 80014
New Jersey	118 Broad Avenue Suite N-11, Palisades Park, NJ 07650
Fremont	39899 Balentine Dr. Suite 200, Newark, CA 94560
Seattle	12600 S.E. 38th Street, Suite 230, Bellevue, WA 98006
Virginia	7023 Little River Turnpike, Suite 206, Annandale, VA 22003
Dallas	3010 LBJ Frwy #130, Dallas, TX 75234

Item 3. LEGAL PROCEEDINGS

          We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us. As of December 31, 2004 and 2003, we have recorded an accrued liability of $120,000 and $-0- for litigation settlements. For a discussion of litigation risks relating to our recent accounting restatement, please see “Business-Factors That May Impact Our Business or the Value of Our Stock — We face risks related to our recent accounting restatements including potential litigation and regulatory actions”.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock, par value $0.001 per share, began trading on the Nasdaq National Market on February 5, 2001 under the symbol “NARA.” The common stock of Nara Bank, par value $3.00 per share, was also traded on the Nasdaq National Market under the symbol “NARA” through February 2, 2001, which was Nara Bank’s last trading day.

          There were 23,366,660 shares of common stock held by approximately 1,885 beneficial owners and 554 registered owners as of March 31, 2005. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of Nara Bancorp for each quarter within the last two fiscal years as reported on the Nasdaq National Market. Sales prices represent actual sales of which our management has knowledge. The prices have been adjusted to reflect the effect of two-for-one stock splits announced on February 14, 2003 and May 17, 2004.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
March 31, 2003	$6.68	$4.98	$0.0250
June 30, 2003	$9.37	$6.07	$0.0250
September 30, 2003	$10.81	$8.46	$0.0250
December 31, 2003	$13.98	$8.94	$0.0250

March 31, 2004	$17.06	$12.97	$0.0250
June 30, 2004	$17.50	$13.23	$0.0275
September 30, 2004	$21.89	$16.00	$0.0275
December 31, 2004	$22.40	$18.13	$0.0275

          Dividends

          The following table shows cash dividends declared during 2004.

Declaration Date	Payable Date	Record Date	Amount
March 16, 2004	April 12, 2004	March 31, 2004	$0.0250/share
May 17, 2004	July 14, 2004	June 30, 2004	$0.0275/share
September 03, 2004	October 14, 2004	September 30, 2004	$0.0275/share
November 26, 2004	January 14, 2005	December 31, 2004	$0.0275/share

          Future dividends are subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. All dividends must comply with applicable bank regulations.

          Nara Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

          Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of Nara Bank to pay dividends on its capital stock to Nara Bancorp. The ability of Nara Bank to declare a cash dividend to Nara Bancorp is subject to minimum capital requirements and California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the Bank’s net income for its last two fiscal years plus current year income. Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the Bank; (2) the net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. During 2005, the maximum dividend that the Bank could declare, without prior regulatory approval, is $36.7 million plus the Bank’s 2005 net income. However, as a result of a recent regulatory examination, the Company’s regulatory agencies are expected to place additional restrictions and requirements on the Company which may limit the Company’s and the Bank’s ability to pay cash dividends without prior regulatory approval.

Item 6. SELECTED FINANCIAL DATA

          The following table presents selected financial and other data of Nara Bancorp and prior to the February 2001 reorganization, financial and other data of Nara Bank, as of and for each of the years in the five-year period ended December 31, 2004. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,

	2004	2003	2002	2001	2000
	(Dollars in thousands, except share and per share data)
		(Restated)	(Restated)	(Restated)	(Restated)
Income Statement Data:
Interest income	$77,071	$61,425	$48,571	$47,860	$41,602
Interest expense	18,686	15,934	13,464	16,970	14,149

Net interest income	58,385	45,491	35,107	30,890	27,453
Provision (recapture of) for loan losses	3,900	5,250	2,790	1,214	(1,809)

Net interest income after provision for loan losses	54,485	40,241	32,317	29,676	29,262
Noninterest income	20,733	20,081	17,188	15,280	13,518
Noninterest expense	41,979	38,170	34,310	28,946	24,970

Income before income tax provision and cumulative effect of a change in accounting principle	33,239	22,152	15,195	16,010	17,810
Income tax provision	13,457	8,424	5,536	5,847	7,029

Income before cumulative effect of change in accounting principle	19,782	13,728	9,659	10,163	10,781
Cumulative effect of a change in accounting principle	—	—	4,192	—	—

Net income	$19,782	$13,728	$13,851	$10,163	$10,781

Per Share Data:*
Earnings before cumulative effect of a change in accounting principle - basic	$0.85	$0.62	$0.44	$0.46	$0.54
Earnings before cumulative effect of a change in accounting principle - diluted	0.80	0.59	0.42	0.44	0.51
Earnings after cumulative effect of a change in accounting principle - basic	0.85	0.62	0.63	0.46	0.54
Earnings after cumulative effect of a change in accounting principle - diluted	0.80	0.59	0.60	0.44	0.51
Book value (period end)	4.34	3.57	2.97	2.48	2.06
Cash dividend declared per common shares	0.11	0.10	0.10	0.04	—
Number of common shares outstanding (period end) *	23,333,338	23,120,178	21,381,260	22,291,348	21,847,716
Statement of Financial Condition Data - At Period End:
Assets	$1,507,665	$1,259,771	$981,407	$679,324	$602,539
Securities available for sale and held to maturity	135,387	128,414	104,120	69,456	70,659
Gross loans, net of unearned loan fees (excludes loans held for sale)	1,221,734	997,338	723,477	505,193	362,704
Deposits	1,255,975	1,061,415	816,918	589,844	527,709
Federal Home Loan Bank borrowings	90,000	60,000	65,000	5,000	5,000
Subordinated debentures	39,268	39,268	18,648	10,400	N/A
Stockholders’ equity	101,255	82,572	63,529	55,232	44,939
Average Balance Sheet Data:
Assets	$1,365,531	$1,086,017	$785,261	$635,268	$479,886
Securities available for sale and held to maturity	126,117	136,068	90,460	70,615	50,244
Gross loans, including loans held for sale	1,113,750	839,097	605,453	454,591	315,735
Deposits	1,177,258	895,943	649,829	550,257	428,872
Stockholders’ equity	92,275	73,126	61,181	50,565	34,757
Selected Performance Ratios:
Return on average assets before cumulative effect (1)	1.45%	1.26%	1.23%	1.60%	2.25%
Return on average assets after cumulative effect (1)	1.45%	1.26%	1.76%	1.60%	2.25%
Return on average stockholders’ equity before cumulative effect (2)	21.44%	18.77%	15.79%	20.10%	31.02%

Return on average stockholders’ equity after cumulative effect (2)	21.44%	18.77%	22.64%	20.10%	31.02%

Average stockholders’ equity to average assets	6.76%	6.73%	7.79%	7.96%	7.24%

Dividend payout ratio (Dividend per share/earnings per share)	12.94%	16.13%	15.87%	8.70%	N/A

Net interest spread (3)	4.01%	3.85%	3.97%	3.86%	4.69%
Net interest margin (4)	4.58%	4.46%	4.82%	5.33%	6.46%
Yield on interest-earning assets (5)	6.04%	6.02%	6.66%	8.26%	9.79%
Cost of interest-bearing liabilities (6)	2.03%	2.17%	2.69%	4.39%	5.10%
Efficiency ratio (7)	53.06%	58.21%	65.61%	62.69%	60.95%

*	Number of shares and per share data were retroactively adjusted for the stock splits declared on February 14, 2003 and May 17, 2004.

	For The Year Ended December 31,

	2004	2003	2002	2001	2000
	(Dollars in thousands)
		(Restated)	(Restated)	(Restated)	(Restated)
Regualtory Capital Ratios:
Bank: Leverage	9.13%	7.98%	9.04%	8.42%	7.73%
Tier I risk-based	9.93%	8.99%	9.79%	9.42%	10.30%
Total risk-based	11.05%	10.15%	10.84%	10.88%	12.17%
Bancorp: Leverage	8.91%	8.25%	8.65%	9.72%	N/A
Tier I risk-based	9.70%	9.28%	9.57%	11.00%	N/A
Total risk-based	11.39%	11.73%	10.62%	12.45%	N/A
Asset Quality Data:
Nonaccrual loans	$2,679	$4,855	$1,064	$1,720	$2,038
Loans 90 days or more past due	—	209	18	36	—

Total nonperforming loans	2,679	5,064	1,082	1,756	2,038
Other real estate owned	—	—	36	—	263
Restructured loans	229	529	1,067	—	—

Total nonperforming assets	$2,908	$5,593	$2,185	$1,756	$2,301

Asset Quality Ratios:
Nonperforming loans to gross loans	0.22%	0.51%	0.15%	0.35%	0.56%
Nonperforming assets to total assets	0.19%	0.44%	0.22%	0.26%	0.38%
Allowance for loan losses to gross loans	1.20%	1.25%	1.17%	1.33%	1.92%
Allowance for loan losses to nonperforming loans	545.99%	246.27%	781.70%	382.12%	342.49%
Net charge-offs to average gross loans	0.16%	0.23%	0.17%	0.33%	0.80%

(1)	Net income divided by the average assets

(2)	Net income divided by the average stockholders’ equity

(3)	Difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities

(4)	Net interest income expressed as a percentage of average total interest-earning assets

(5)	Interest income divided by the average interest-earning assets

(6)	Interest expense divided by the average interest-bearing liabilities

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Business—Factors That May Impact Our Business or the Value of Our Stock” and elsewhere in this Report.

Overview

     Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean communities in California and in the greater New York City metropolitan area. Through our network of 16 branches and 8 loan production offices, we offer commercial banking and consumer financial services to our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans.

     Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income derives primarily from the difference between interest income received from interest-earning assets and interest expense paid on interest-bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and fees from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings and general operating expenses which primarily consist of salaries and employee benefits, occupancy, and provision for loan losses. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment. We cannot predict the impact that future changes in domestic and foreign economic conditions might have on our performance.

     Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board (FRB). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and Nara Bank of future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislation and regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

     We have a significant geographic concentration in the Korean communities in California and in the greater New York City metropolitan area, and our results are affected by economic conditions in these areas. A decline in economic and business conditions in our market areas could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

     During fiscal 2004, we experienced a significant growth in our assets due to growth in our existing branches and opening of one new branch.

     Our total assets grew by 20% for 2004 to $1,507.7 million at December 31, 2004. The increase in total assets in 2004 was primarily due to growth in our loans funded by comparable increases in deposits and borrowings. The loan growth during 2004 was predominantly in real estate and commercial loans and deposit growth was in money market and time deposits that are $100,000 or more.

     Our net income was $19.8 million for the year ended December 31, 2004 and represents a 45% increase from $13.7 million for the year ended December 31, 2003. The major contributor to the increase in net income for the year ended December 31, 2004 was a 28% increase in net interest income for 2004 compared to 2003 as a result of loan growth and an increase in our net interest margin. More detailed discussions are in the various sections below.

Restatement of Financial Statements

          On March 30, 2005, we filed a Form 8-K announcing that on February 23, 2005, a letter (the “Letter”) dated October 10, 2002 addressed to the former President and Chief Executive Officer of Nara Bancorp, Inc. (the “Company”) and signed by the former Chairman of the Board of the Company was brought to the attention of the Audit Committee. The Letter addressed the relinquishment of certain profit sharing rights held by the former President and Chief Executive Officer payable in 2003 and 2004 and the Letter further provided that Nara Bank, a wholly-owned subsidiary of the Company, purportedly agreed to reimburse the former President and Chief Executive Officer for certain automobile and country club expenses and to provide him with compensation for additional work to be performed after his retirement, all in an amount not to exceed the amount of profit sharing rights to be relinquished by him.

          A special sub-committee of the Audit Committee of the Board of Directors of the Company (the “Subcommittee”) engaged independent counsel to conduct an investigation of matters relating to the Letter. The Subcommittee discovered that the amount the former President and Chief Executive Officer relinquished was approximately $600,000 in 2003 and $0 in 2004. The Subcommittee determined that the failure to disclose and account for the arrangement to reimburse certain expense amounts up to approximately $600,000 contemplated by the Letter had an effect on the Company’s previously issued consolidated financial statements for the years ended December 31, 2003 and 2002. The Subcommittee evaluated the error in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99. As a result thereof, on March 24, 2005, the Subcommittee concluded (and on March 25, 2005 the Board of Directors concurred) that the Company should restate its consolidated financial statements for the years ended December 31, 2003 and 2002 and, accordingly, the previously issued financial statements and the related independent auditors reports thereon for the years ended December 31, 2003 and 2002 should no longer be relied upon. The Subcommittee discussed this conclusion with the Company’s independent registered public accounting firm for 2004 as well as its former independent registered public accounting firm for 2003 and 2002. Additionally, the Subcommittee engaged its current independent registered public accounting firm to re-audit the Company’s 2003 and 2002 consolidated financial statements.

          On March 30, 2005, the Company announced in a current report on Form 8-K that it was restating its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. In the course of the re-audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional errors were also identified (i.e., other than the one relating to the Letter) in the Company’s consolidated financial statements for 2003 and 2002. Specifically, errors were identified in accounting for bank owned life insurance, lease arrangements under which the Company occupies its premises, incentive compensation, profit sharing and bonus payments to certain employees and various other accounting matters. Accordingly, the Company’s 2003 and 2002 consolidated financial statements and previously released information for 2004 are also restated for these accounting errors.

          All financial information contained in this Annual Report on Form 10-K gives effect to the restatement discussed above (the “Restatement”). Information regarding the effect of the restatement on our financial position and results of operations is provided in Note 2 of the Notes to Consolidated Financial Statements. Financial information included in reports on Form 10-Q, Form 10-K and Form 8-K previously filed or furnished by the Company for these periods should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

          Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in current earnings rather than in other comprehensive income (loss). During 2004, we recognized an impairment charge of $2.6 million on government sponsored enterprise preferred stocks issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Management determined that the unrealized losses on these securities should be considered other than temporary and therefore recorded the decline in market value as impairment charges as these investments have had significant unrealized loss positions for more than one year and it is difficult to forecast significant market value recovery in a reasonable time frame. Except for unrealized losses on these securities, we believe the balance of unrealized losses as of December 31, 2004 is a temporary condition, mainly due to fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuers.

          We assess the carrying value of intangible assets including goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, we assess the recoverability of such assets by evaluating the fair value of the related business unit. Any impairment would be required to be recorded during the period identified. If our intangible assets were determined to be impaired, our financial results could be materially impacted.

          Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical data and management’s analysis of the current economic environment as described in “Allowance for Loan Losses.”

          Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1% to 2%. The market rate is used to determine servicing costs. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the carrying amount of the servicing asset in excess of the related fair value. Impairment, if it occurs, is recognized as a write down or charge-off in the period of impairment.

          As part of our asset and liability management strategy, we have entered into interest rate swaps, which are derivative financial instruments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective of the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the impact of the interest rate fluctuations on our interest rate margin. The interest rate swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our variable rate loans indexed to Prime. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of noninterest income. Currently, fair value of the interest rate swaps is estimated by discounting the future cash flows using the discount rate that was adjusted by the yield curve.

Results of Operations

General

          Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans we extended to our customers and investments and interest expense is generated from interest-bearing deposits our customers have with us and other borrowings that we may have, such as Federal Home Loan Bank borrowings, and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to maintain sound asset quality and appropriate levels of capital and liquidity. Interest income and interest expense can fluctuate based on changes in the level of interest rates in the economy.

          We attempt to minimize the effect of interest rate fluctuations on net interest margin by matching a portion of our interest-sensitive assets against our interest-sensitive liabilities. Net interest income can also be affected by a change in the composition of assets and liabilities, for example, if higher yielding loans were to replace a like amount of lower yielding investment securities. Changes in volume and changes in rates can also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

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

Net Income

          Our income before the cumulative effect of a change in accounting principle was $19.8 million for 2004 as compared to $13.7 million for 2003 and $9.7 million for 2002, representing an increase of 45% for 2004 and 41% for 2003. Our earnings per share on income before cumulative effect of a change in accounting principle, based on diluted shares, were $0.80, $0.59, and $0.42, for 2004, 2003 and 2002, respectively. The return on average assets before cumulative effect of a change in accounting principle was 1.45% for 2004, as compared to 1.26% for 2003 and 1.23% for 2002. The return on average stockholders’ equity before the cumulative effect of a change in accounting principle was 21.44% for 2004, compared with 18.77% for 2003 and 15.79% for 2002.

          Our results for 2002 include the cumulative effect of a change in accounting principle, related to the one-time recognition of negative goodwill in the consolidated statement of income at January 1, 2002 in accordance with SFAS No. 142, resulted in an increase of $4.2 million of income, for a total net income of $13.9 million or $0.60 per diluted share.

          During 2004, the increase in net income was primarily attributable to higher net interest income resulting from growth in the loan portfolio and a lower provision for loan losses. Net income in 2003 over 2002 also increased primarily due to higher interest income resulting from growth in the loan portfolio and lower interest rates paid on interest-bearing liabilities, and an increase in non-interest income offset by higher non-interest expenses and provision for loan losses.

          As a result of the Restatements, our net income decreased $585 thousand and $1.6 million for the years ended 2003 and 2002, respectively, compared to amounts previously reported for such periods. The adjustments relate primarily to non-interest expense and are addressed further below and in Note 2 to the Notes to Consolidated Financial Statements. The following table summarizes increases and decreases, as applicable, in income and expense, as restated, for the years indicated.

Operations Summary

	Year	Increase		Year	Increase		Year
	Ended	(Decrease)		Ended	(Decrease)		Ended
(Dollars in thousands)	2004	Amount	%	2003	Amount	%	2002
				(Restated)			(Restated)
Interest income	$77,071	$15,646	25%	$61,425	$12,854	26%	$48,571
Interest expense	18,686	2,752	17%	15,934	2,470	18%	13,464

Net interest income	58,385	12,894	28%	45,491	10,384	30%	35,107
Provision for (recapture of) loan losses	3,900	(1,350)	(26)%	5,250	2,460	88%	2,790
Non-interest income	20,733	652	3%	20,081	2,893	17%	17,188
Non-interest expense	41,979	3,809	10%	38,170	3,860	11%	34,310

Income before income tax provision and cumulative effect of a change in accounting principle	33,239	11,087	50%	22,152	6,957	46%	15,195
Income tax provision	13,457	5,033	60%	8,424	2,888	52%	5,536

Income before cumulative effect of a change in accounting principle	19,782	6,054	44%	13,728	4,069	42%	9,659

Cumulative effect of a change in accounting principle	—	—	—	—	(4,192)	(100)%	4,192

Net income	$19,782	$6,054	44%	$13,728	$(123)	(1)%	$13,851

Net Interest Income and Net Interest Margin

          Net interest income was $58.4 million for the year ended December 31, 2004 compared to $45.5 million for 2003 and $35.1 million for 2002. Net interest margin was 4.58% for the year ended December 31, 2004 compared to 4.46% for 2003 and 4.82 % for 2002. Average interest-earning assets were $1,275.2 million for 2004 compared to $1,019.6 million for 2003 and $728.9 million for 2002.

          As part of our asset liability management, and in anticipation of higher short-term interest rates, we have positioned ourselves to be asset sensitive. The positive trend on our net interest margin could be affected, positively or negatively, due to highly competitive pricing of interest-bearing deposits in an increasing interest rate environment.

          The increase of $12.9 million or 28% in net interest income for 2004 over 2003 was primarily due to an increase of $255.6 million or 25% in average interest-earning assets, which consisted mostly of loans. The increase in net interest margin for 2004 over 2003 was primarily related to a reduction in the average rate on interest bearing liabilities that have fully repriced during 2004. The combined effect of an increase in our loan portfolio with a reduction in the average rate on interest bearing liabilities accounts for the majority of our increase in net interest income.

          The increase of $10.4 million or 30% in net interest income for 2003 over 2002 was primarily due to a $290.7 million or 40% increase in average interest-earning assets, which consisted mostly of loans. The increase of 40% in average interest-earning assets for 2003 over 2002 would have been 31% without the $61.9 million in loans purchased through two acquisitions. The decrease in net interest margin for 2003 from 2002 was primarily due to a decline in market interest rates, particularly a 25 basis point cut in interest rates in June 2003 as well as carryover effects of a 50 basis point rate cut in November 2002. Despite a 75 basis points decline in our prime rate for 2003 over 2002, our net interest margin only decreased by 36 basis points due to the income from interest rate swaps and repricing of our interest-bearing liabilities.

    Interest income

          Interest income was $77.1 million for the year ended December 31, 2004 compared to $61.4 million for 2003 and $48.6 million for 2002. The average yield on average interest-earning assets was 6.04% for the year ended December 31, 2004 compared to 6.02% for 2003 and 6.66% for 2002.

          The increase of $15.6 million or 25% in interest income in 2004 compared to 2003 was primarily due to an increase in average interest-earnings assets, which consisted mostly of loans. Interest and fee income on loans increased $16.5 million or 30% to $71.3 million for 2004 from $54.9 million for 2003. This increase is due to a 33% increase in average loans to $1,113.8 million for 2004 from $839.1 million for 2003. Also included in interest income on loans for 2004 was $3.1 million in net interest income settlement received on interest rate swap transactions. During 2004, we had an increase of $17.6 million in interest income attributable to growth in loan volume, partially offset by a reduction of $1.1 million attributable to changes in interest rates. The average yield on loans decreased to 6.40% for 2004 from 6.54% for 2003. Interest income on securities decreased $729 thousand or 13% to $5.0 million for 2004 from $5.8 million for 2003, due to a decline in the securities’ average volume and yields.

          The increase of $12.9 million or 26% in interest income in 2003 compared to 2002 was primarily due to an increase in average earning assets, which consisted mostly of loans. Average interest-earning assets increased $290.7 million or 40% to $1,019.6 million for 2003 from $728.9 million for 2002. Interest and fee income on loans increased $12.0 million or 28% to $54.9 million for 2003 from $42.9 million for 2002. This increase is primarily due to a 39% increase in average loans to $839.1 million for 2003 from $605.5 million for 2002. Included in interest income on loans for 2003 was $3.4 million in net interest income settlement received on interest rate swap transactions. During 2003, we had an increase of $15.5 million in interest income attributable to growth in loan volume, partially offset by a reduction of $3.5 million attributable to changes in interest rate. The average yield on net loans decreased to 6.54% in 2003 from 7.08% in 2002. Interest income on securities increased $750 thousand or 15% to $5.8 million for 2003 from $5.0 million for 2002, primarily due to an increase in our investment portfolio.

    Interest Expense

          Deposits

          Interest expense on our deposits was $15.5 million for the year ended December 31, 2004 compared to $12.8 million for 2003 and $10.6 million for 2002. The average cost of interest-bearing deposits was 1.84% for the year ended December 31, 2004 compared to 2.02% for 2003 and 2.41% for 2002. The average cost of deposits was 1.32% for 2004 compared to 1.43% for 2003 and 1.63% for 2002.

          The increase of $2.7 million or 21% in interest expense on deposits for 2004, compared to 2003 was primarily due to an increase in the volume of average interest-bearing deposits. Average interest-bearing deposits increased $210.7 million or 33% to $843.7 million for 2004 from $633.0 million for 2003. The decrease in average cost of the deposits was primarily due to the repricing of higher cost deposits as a result of lower interest rates during the first half of 2004. However, the cost of interest bearing deposits increased during the second half of 2004 as market rates started to rise and as the competition for deposits increased. Overall, the average cost of interest-bearing deposits was 1.84% during 2004.

          The increase of $2.2 million or 20% in interest expense on deposits for 2003 compared to 2002 was primarily due to an increase in the volume of average interest-bearing deposits. Average interest-bearing deposits increased $192.8 million or 44% to $633.0 million for 2003 from $440.2 million for 2002. The increase of 44% in interest-bearing deposits was due to deposits purchased of $75.5 million through two acquisitions during 2003 and internal growth through existing branches. The decrease in average cost of the deposits was primarily due to the repricing of higher cost deposits to lower interest rates as a result of a decline in market interest rates during the year. The cost of average interest-bearing deposits decreased 39 basis points during 2003 primarily due to decreases in market rates.

          Borrowings

          Borrowings include the borrowings from the FHLB, subordinated notes and subordinated debentures. As part of our asset liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity needs of the Bank. Interest expense on FHLB borrowings and subordinated notes was $833 thousand for the year ended December 31, 2004 compared to $1.6 million for 2003 and $1.5 million for 2002. The average cost of FHLB borrowings was 2.17% for the year ended December 31, 2004 compared to 2.03% for 2003 and 2.96% for 2002. Interest expense on subordinated debentures was $2.3 million for the year ended December 31, 2004 compared to $1.6 million for 2003 and $1.4 million for 2002. The average cost of the subordinated debentures was 6.31% for the year ended December 31, 2004 compared to 7.51% for 2003 and 8.71% for 2002.

          The decrease of $776 thousand or 48% in interest expense on FHLB and other borrowings for 2004 compared to 2003 was due to a decrease in FHLB borrowings. Average FHLB borrowings decreased $40.7 million or 51% to $38.4 million for 2004 compared to $79.1 million for 2003. The increase of $791 thousand or 51% in interest expense on subordinated debentures was primarily due to additional subordinated debentures issued at the end of 2003. Average subordinated debentures increased $16.4 million or 79% to $37.1 million for 2004 compared to $20.7 million for 2003. With the exception of one subordinated debenture, which has a fixed interest rate, all other subordinated debentures have variable interest rates that are tied to LIBOR with quarterly adjustments. We expect our interest rate payments on these subordinated debentures to continue to rise, as overall interest rates appear to be on the rise.

          The increase of $112 thousand or 7% in interest expense on FHLB and other borrowings for 2003 compared to 2002 was primarily due to an increase in FHLB borrowings during the year. Average FHLB borrowings increased $38.2 million or 93% to $79.1 million for 2003 compared to $40.9 million for 2002. The increase of $190 thousand or 14% in interest expense on subordinated debentures for 2003 compared to 2002 was due to the issuance of an additional $20 million in subordinated debentures in 2003; $5 million in June and $15 million in December of 2003. Average subordinated debentures increased $5.1 million or 33% to $20.7 million for 2003 from $15.6 million for 2002.

Net Interest Margin and Net Interest Rate Spread

          We analyze our earnings performance using, among other measures, the net interest spread and net interest margin. The net interest spread represents the difference between the average yield on interest-earning assets and average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.

          Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, average rate paid on each category of interest-bearing liability, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2004.

Average Balance Sheet and Analysis of Net Interest Income

	December 31, 2004			December 31, 2003			December 31, 2002
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
INTEREST-EARNING ASSETS:

Loans (1)(2)(3)	$1,113,750	$71,323	6.40%	$839,097	$54,861	6.54%	$605,453	$42,893	7.08%
Other investments	6,020	274	4.55%	6,030	279	4.63%	3,531	179	5.07%
Securities (3)	126,117	5,038	3.99%	136,068	5,767	4.24%	90,460	5,017	5.55%
Federal funds sold	29,323	436	1.49%	38,382	518	1.35%	29,497	482	1.63%

Total interest-earning assets	1,275,210	77,071	6.04%	1,019,577	61,425	6.02%	728,941	48,571	6.66%

Noninterest-earning assets:
Cash and due from bank	39,993			31,106			27,135
Premises and equipment, net	7,191			5,300			5,221
Accrued interest receivable	4,341			4,174			3,171
Intangible assets	6,366			3,077			1,290
Other assets	32,430			22,783			19,503

Total non-interest earning assets	90,321			66,440			56,320

Total assets	$1,365,531			$1,086,017			$785,261

INTEREST-BEARING LIABILITIES:

Deposits:
Demand, interest-bearing	$265,591	$4,989	1.88%	$94,268	$1,299	1.38%	$82,783	$1,453	1.76%
Savings	133,288	2,366	1.78%	151,378	3,199	2.11%	85,786	2,080	2.42%
Time certificates	444,842	8,156	1.83%	387,304	8,276	2.14%	271,646	7,073	2.60%
Subordinated notes	—	—	—	—	—	—	3,133	284	9.06%
FHLB	38,400	833	2.17%	79,126	1,609	2.03%	40,932	1,213	2.96%
Subordinated debentures	37,126	2,342	6.31%	20,663	1,551	7.51%	15,633	1,361	8.71%

Total interest-bearing liabilities	919,247	18,686	2.03%	732,739	15,934	2.17%	499,913	13,464	2.69%

Noninterest-bearing liabilities
Demand deposits	333,537			262,993			209,614
Other liabilities	20,472			17,159			14,553
Stockholders’ equity	92,275			73,126			61,181

Total liabilities and stockholders’ equity	$1,365,531			$1,086,017			$785,261

NET INTEREST INCOME AND YIELD:

Net interest income		$58,385			$45,491			$35,107

Net interest margin			4.58%			4.46%			4.82%
Net interest spread			4.01%			3.85%			3.97%

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps. Average balance of loans is net of deferred loan fees.

		Deferred
Year ended December 31,	Loan Fees	(Fees) cost
	(Dollars in thousands)
2002	$1,288	$(1,326)
2003	$1,856	$(2,164)
2004	$2,157	$(2,798)

(2)	Average loans outstanding include non-accrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

          The following table illustrates changes in interest income (including loan fees) and interest expense and the amount attributable to variations in interest rates and volumes for the period indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amounts attributable solely to the change in volume and to the change in rate.

	December 31, 2004 compared to			December 31, 2003 compared to
	December 31, 2003			December 31, 2002
	Net			Net
	Increase	Change due to		Increase	Change due to
	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
		(Dollars in thousands)
INTEREST INCOME:

Interest and fees on loans and interest on Interest rate swaps	$16,462	$(1,148)	$17,610	$11,968	$(3,520)	$15,488
Interest on other investments	(5)	(5)	—	100	(17)	117
Interest on securities	(729)	(321)	(408)	750	(1,373)	2,123
Interest on federal funds sold	(82)	49	(131)	36	(93)	129

TOTAL INTEREST INCOME	$15,646	$(1,425)	$17,071	$12,854	$(5,003)	$17,857

INTEREST EXPENSE:

Interest on demand deposits	$3,690	$615	$3,075	$(154)	$(339)	$185
Interest on savings	(833)	(477)	(356)	1,119	(296)	1,415
Interest on time certificates of deposit	(120)	(1,260)	1,140	1,203	(1,428)	2,631
Interest on subordinated notes	—	—	—	(284)	—	(284)
Interest on FHLB and other borrowings	(776)	101	(877)	396	(470)	866
Interest on subordinated debentures	791	(280)	1,071	190	(206)	396

TOTAL INTEREST EXPENSE	$2,752	$(1,301)	$4,053	$2,470	$(2,739)	$5,209

NET INTEREST INCOME	$12,894	$(124)	$13,018	$10,384	$(2,264)	$12,648

Provision for loan losses

          The provision for loan losses was $3.9 million for the year ended December 31, 2004 compared to $5.3 million for 2003 and $2.8 million for 2002. The decrease of $1.4 million or 26% in the provision for loan losses for 2004 compared to 2003 was primarily due to decreases in non-accrual and classified loans despite the continuing growth of our loan portfolio. The increase of $2.5 million or 88% in the provision for loan losses for 2003 compared to 2002 was primarily due to the continuing growth in our loan portfolio and increases in classified loans. Our gross loans (net of deferred fees) increased $273.9 million or 38% during 2003. We use a systematic methodology to calculate an adequate balance of allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses, which is further adjusted by quarterly provisions charged against earnings.

          Please refer to the section “Financial Condition- Allowance for Loan Losses” for a description of our systematic methodology employed in determining an adequate balance of allowance for loan losses.

Noninterest Income

          Noninterest income was $20.7 million for the year ended December 31, 2004 compared to $20.1 million for 2003 and $17.2 million for 2002. The increase was $0.6 million or 3% in 2004 and $2.9 million or 17% in 2003. Included in our noninterest income for 2004 were impairment charges due to other than temporary declines in market values of securities totaling $2.6 million related to government sponsored enterprise preferred stocks. Excluding such impairment charges, the increase would have been $3.2 million or 16% for the year ended December 31, 2004.

          The increase in noninterest income in 2004 compared to 2003 was primarily due to increases in net gains on sales of SBA loans, SBA loan servicing fees, and loan referral income offset by the recognition of $2.6 million of impairment charge on government sponsored enterprise preferred stocks. Net gains on sales of SBA loans increased $1.8 million or 48% to $5.5 million for 2004 from $3.7 million for 2003. During 2004 we sold a total of $81.8 million in SBA loans, which represents an increase of $25.6 million or 46% from $56.2 million in 2003. Net service fee income on SBA loans also increased $349 thousand or 41% to $1.2 million for 2004 from $854 thousand for 2003 due to the ongoing increases in the balance of SBA loans that we service. During 2004, we entered into a loan referral program with GE Capital and Zion Bancorp and recognized $1.0 million in loan referral income.

          The increase in noninterest income in 2003 compared to 2002 was primarily due to an increase in service charges on deposit accounts and net gains on sales of SBA loans. Service charges on deposit accounts increased $1.3 million or 21% to $7.7 million from $6.3 million for 2002. This increase was due to an increase in non-sufficient fund (“NSF”) fee income. The NSF fee income increased $1.4 million or 42% to $4.7 million for 2003 from $3.3 million for 2002. Net gains on sales of SBA loans increased $1.3 million or 54% to $3.7 million in 2003 from $2.4 million in 2002. We sold a total of $56.2 million in SBA loans in 2003, which was an increase of $8.6 million or 18% from $47.6 million in 2002.

The breakdown of noninterest income by category is reflected below:

	Year	Increase		Year	Increase		Year
(Dollars in thousands)	Ended	(Decrease)		Ended	(Decrease)		Ended
	2004	Amount	%	2003	Amount	%	2002
				(Restated)			(Restated)
Noninterest Income:

Service charges on deposits	$7,640	(38)	0%	$7,678	$1,344	21%	$6,334
International service fees	2,894	167	6%	2,727	13	0%	2,714
Loan servicing fees, net	1,203	349	41%	854	92	12%	762
Wire transfer fees	1,380	291	27%	1,089	114	12%	975
Net gains on sales of SBA loans	5,538	1,804	48%	3,734	1,315	54%	2,419
Net gains on sales of other loans	196	63	47%	133	133	100%	—
Net gains on sales of securities available for sale	743	(344)	(32)%	1,087	74	7%	1,013
Net gains (losses) on sale of premises and equipment	(8)	66	89%	(74)	(124)	(248)%	50
Net gains on sales of other real estate owned	—	(78)	(100)%	78	48	160%	30
Net gains(losses) on interest rate swaps	(382)	(462)	(578)%	80	(362)	(82)%	442
Loan referral income	1,013	1,013	100%	—	—	—	—
Other than temporary impairment on securities	(2,593)	(2,593)	(100)%	—	189	100%	(189)
Other income and fees	3,109	414	15%	2,695	57	2%	2,638

Total noninterest income	$20,733	$652	3%	$20,081	$2,893	17%	$17,188

Noninterest Expense

          Noninterest expense was $42.0 million for the year ended December 31, 2004 compared to $38.2 million for 2003 and $34.3 million for 2002. The increase was $3.8 million or 10% in 2004 and $3.9 million or 11% in 2003.

          The increase in noninterest expense in 2004 compared to 2003 was primarily due to increases in salaries and employee benefits, occupancy, professional fees, and amortization of intangible assets. Salaries and employee benefits increased $1.6 million or 8% to $22.2 million in 2004 from $20.5 million in 2003. This was primarily due to additional employees hired for our California Rowland Heights branch, established in 2004 and annual salary adjustments to reflect increases in inflation. Salaries and employee benefits for 2003 was restated to include additional bonuses of $203 thousand. Occupancy expenses increased $826 thousand or 15% to $6.2 million in 2004 from $5.4 million in 2003, primarily due to the opening of new branches. Occupancy expenses were restated to include expenses for leases with escalating rents on a straight-line basis over the lease term, rather than as paid, and to correctly account for leasehold improvement amortization. The restatement of occupancy expenses related to rent escalation clauses were increases of $636 thousand and $500 thousand in 2004 and 2003, respectively. The restatement of leasehold improvement amortization resulted in increased expense of $164 thousand and $94 thousand in 2004 and 2003, respectively. We have also received regulatory approval to open two new branches in 2005. One will be located in Gardena, California and the second in Bayside, New York.

          Professional fees increased $1.1 million or 74% to $2.5 million in 2004 from $1.4 million in 2003. This increase was primarily due to expenses related to compliance with the Sarbanes-Oxley Act (“SOX”) and the Bank Secrecy Act (“BSA”). We incurred approximately $700 thousand in expenses to comply with SOX. Amortization of intangible assets increased $369 thousand or 111% to $701 thousand in 2004 from $332 thousand in 2003. This increase was due to higher levels of core deposit intangibles resulting from acquisitions in 2003 and 2002. Amortization of intangible assets was also restated to include adjustments related to the change in useful life and method of amortization. The useful life of the intangible was changed from seven to ten years and the method was changed from the straight line basis to an accelerated basis. The restatement of amortization of intangible assets resulted in a decrease of amortization of $129 thousand, $77 thousand and $18 thousand in 2004, 2003 and 2002.

          During the years ending December 31, 2003 and 2002, several of the split dollar life insurance agreements we had entered into precluded us from being able to fully realize the cash surrender value of the life insurance policies as of the balance sheet date, as the agreements required us to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, we restated our financial statements to record discounts of $345 thousand and $1.4 million for 2003 and 2002 on the cash surrender value of the split dollar life insurance policies to record the cash surrender value at the amount that can be effectively realized at the balance sheet date for the estimated present value of the cash surrender value based upon the estimated mortality dates of the split dollar participants. During the fourth quarter of 2004, we amended certain of the split dollar life insurance agreements in order to eliminate the requirement for us to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, in the fourth quarter of 2004, we reversed $1.4 million of the discounts on the cash surrender value of the split dollar life insurance policies established in 2003 and 2002.

          The increase in noninterest expense in 2003 compared to 2002 was primarily due to increases in salaries and employee benefits, occupancy, data processing, professional fees, and amortization of intangible assets. Salaries and benefit expenses increased $2.6 million or 15% to $20.5 million in 2003, from $17.9 million in 2002. This was primarily due to additional employees hired for the opening of two new branches during 2003 and increases in our group insurance rate, which became effective at the end of 2002. Salaries and employee benefits for 2002 was restated to include $600 thousand of employee reimbursement charges, related to the inaccurate accounting of incentive payments that were relinquished by the former President and Chief Executive Officer and to include $81 thousand of nonaccrued bonuses payable as of December 31, 2002. Occupancy expenses increased $732 thousand or 16% to $5.4 million in 2003 from $4.7 million in 2002. This was also due to opening of new branches during the year, relocation of our Manhattan office and additional expenses associated with increases in the number of branches as a result of the acquisition of Asiana Bank in August of 2003. Also included in the occupancy expenses were the restated expenses related to the proper accounting for rent escalation clauses and leasehold improvement amortization as previously mentioned. Such expenses recorded for 2002 were $403 thousand and $68 thousand. Data processing related expenses increased $388 thousand or 23% to $2.1 million in 2003 from $1.7 million in 2002. This increase was primarily due to increases in number of accounts and transactions from the existing branches as well as the accounts from the acquisitions. Professional fees increased $305 thousand or 27% to $1.4 million in 2003 from $1.1 million in 2002. This increase was primarily due to fees paid to establish Nara Real Estate Trust and fees related to the assumption of loans and deposits of Korea Exchange Bank’s Broadway branch. Amortization of intangible assets increased $210 thousand or 172% to $332 thousand in 2003 from $122 thousand in 2002. This increase was due to core deposit intangibles created from the assumption of deposits from Industrial Bank of Korea New York in November of 2002, the acquisition of Asiana Bank in August of 2003, and the assumption of deposits from Korea Exchange Bank’s Broadway branch in October of 2003.

          A breakdown of noninterest expenses by category is illustrated below:

	Year	Increase		Year	Increase		Year
(Dollars in thousands)	Ended	(Decrease)		Ended	(Decrease)		Ended
	2004	Amount	%	2003	Amount	%	2002
				(Restated)			(Restated)
Noninterest Expenses:
Salaries and employee benefits	$22,184	$1,638	8%	$20,546	$2,625	15%	$17,921
Occupancy	6,213	826	15%	5,387	732	16%	4,655
Furniture and equipment	1,913	331	21%	1,582	52	3%	1,530
Advertising and marketing	1,855	463	33%	1,392	(131)	(9)%	1,523
Change in discount on cash surrender value of life insurance	(1,426)	(1,771)	(513)%	345	(1,066)	(76)%	1,411
Communications	685	54	9%	631	51	9%	580
Data processing	2,400	313	15%	2,087	388	23%	1,699
Professional fees	2,482	1,057	74%	1,425	305	27%	1,120
Office supplies and forms	460	13	3%	447	88	25%	359
Regulatory fees	906	188	26%	718	180	33%	538
Directors’ fees	499	15	3%	484	64	15%	420
Credit related fees	45	(365)	(89)%	410	(198)	(33)%	608
Amortization of intangible assets	701	369	111%	332	210	172%	122
CRA investment expense	219	95	77%	124	97	359%	27
Other	2,843	583	26%	2,260	463	26%	1,797

Total noninterest expenses:	$41,979	$3,809	10%	$38,170	$3,860	11%	$34,310

Income Tax provision

          The income tax provision for the year ended December 31, 2004 was $13.5 million compared to $8.4 million in 2003 and $5.5 million in 2002. The effective tax rate was 40% for 2004 compared to 38% for 2003 and 37% for 2002 (excluding the impact of the cumulative effect of a change in accounting principle which was not tax effected). The increase in the effective tax rate in 2004 was primarily due to less nontaxable income in 2004. The increase in the effective tax rate in 2003 was primarily due to an increase in state income taxes.

Financial Condition

          Our total assets were $1,507.7 million at December 31, 2004 compared to $1,259.8 million at December 31, 2003 and $981.4 million at December 31, 2002. The increase was $247.9 million or 20% for 2004 and $278.4 million or 28% for 2003. We have experienced significant growth (on a percentage basis) of our assets in the last two fiscal years. We believe that our future growth in assets will not increase at the same rate experienced in the prior two years. The increase in total assets in 2004 from 2003 was primarily due to growth in our loan portfolio. Gross loans increased $224.4 million or 22% during 2004. The increase in total assets in 2003 from 2002 was primarily due to growth in our loan portfolio and partly due to acquisitions. Gross loans increased $273.9 million or 38% during 2003. These increases were funded by growth in deposits and increases in FHLB borrowings. In August of 2003, we acquired Asiana Bank with total assets of $34.3 million. In October of 2003, we also purchased $46.2 million in deposits and $39.5 million in loans from Korea Exchange Bank of New York’s Broadway branch. In November of 2002, we purchased $49.5 million in deposit and $1.3 million in loans from Industrial Bank of Korea, New York.

Loan Portfolio

          Our loans receivable, net of allowance for loan losses, were $1,207.1 million at December 31, 2004 compared to $984.9 million at December 31, 2003 and $715.0 million at December 31, 2002. The increase in net loans was $222.2 million or 23% for 2004 and $269.9 million or 38% for 2003. Average loans, as a percentage of our average total interest-earning assets, were 87%, 82% and 83% for 2004, 2003 and 2002, respectively. Our average loans were $1,113.8 million, $839.1 million and $605.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of our continued focus on commercial loans and continued demand for commercial real estate loans, loan growth remained concentrated in commercial loans and commercial real estate loans.

          The average loans for 2004 increased $274.7 million or 33% from 2003. From the total increases, 27% was contributed by our New York operation. The net loans in the New York region increased $73.9 million or 26% to $353.5 million at December 31, 2004 from $279.6 million at December 31, 2003.

          The average loans for 2003 increased $233.6 million or 39% from 2002. From the total increases, $33.5 million or 14% was contributed by our New York operation. The net loans in the New York region increased $92.4 million or 49% to $279.6 million at December 31, 2003 from $187.2 million at December 31, 2002. This increase included $39.5 million in loans purchased from Korea Exchange Bank’s Broadway branch (“KEB, Broadway”) in October of 2003.

          The rates of interest charged on variable rate loans are set at specified increments in relation to our prime lending rate and accordingly vary as our prime lending rate varies. Approximately 93% of our total loans were variable-rate loans at December 31, 2004.

          With certain exceptions, we are permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2004, our lending limit was approximately $22 million for unsecured loans per borrower. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses.

Commercial Loans

          Commercial loans are extended for the purposes of providing working capital, financing the purchase of inventory, especially for importers and exporters, or equipment and for other business purposes. Short-term business loans (payable within one year) are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA guaranteed loans usually have a longer maturity (7 to 25 years). The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. During 2004, commercial loans increased $81.7 million or 23% to $441.9 million at year-end 2004 from $360.2 million at year-end 2003. Commercial loans increased $47.6 million or 15% during 2003 from $312.6 million at year-end 2002.

Commercial Real Estate Loans

          Our real estate loans consist primarily of loans secured by deeds of trust on commercial property. It is our policy to restrict real estate loan amounts to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally restricted to seven years (on an amortization up to 25 years with a balloon payment due at maturity). Our real estate loans, mostly consisting of commercial real estate loans, increased $141.8 million or 25% to $717.7 million at year-end 2004 from $575.9 million at year-end 2003. Real estate loans increased $220.1 million or 62% during 2003 from $355.8 million at year-end 2002.

Consumer Loans

          Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature lines and loans. Referrals from automobile dealers comprise the majority of our automobile loans. We also offer fixed-rate loans to buyers of new and previously owned automobiles who do not qualify for the automobile dealers’ most preferential loan rates. We carry all loans at face amount, less payments collected, net of deferred loan fees (costs) and the allowance for loan losses. Interest on all loans is accrued daily on a simple interest basis. Once a loan is placed on non-accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on a non-accrual status when principal and interest on a loan is 90 days or more delinquent, unless it is both well-secured and in the process of collection or if we believe that the collection is highly uncertain.

          The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Loan Portfolio Composition:
Commercial loans, including lease financing	$441,940	36%	$360,250	36%	$312,567	43%	$207,556	41%	$139,544	38%
Real estate and construction loans	717,747	59%	575,930	58%	355,787	49%	251,691	50%	177,849	49%
Consumer and other loans	64,845	5%	63,322	6%	56,449	8%	46,596	9%	45,488	13%

Total loans outstanding	1,224,532	100%	999,502	100%	724,803	100%	505,843	100%	362,881	100%

Deferred loan fees and costs	(2,798)		(2,164)		(1,326)		(650)		(177)
Less: Allowance for loan losses	(14,627)		(12,471)		(8,458)		(6,710)		(6,980)

Net Loans Receivable	$1,207,107		$984,867		$715,019		$498,483		$355,724

          We extend lines of credit to business customers usually on an annual review basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

          The level of consumer and other loans has increased steadily over the past few years; however, the percentage of those loans to total loans has decreased due to higher demand for commercial and real estate loans.

          The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Commitments to extend credit	$151,726	$150,736	$114,734	$146,201	$87,895

Standby letters of credit	22,108	14,491	4,830	4,785	4,574

Other commercial letters of credit	29,035	31,314	26,952	21,634	21,427

	$202,869	$196,541	$146,516	$172,620	$113,896

          The increase in standby letters of credit is a direct result of increase in commercial loans.

Non-performing Assets

          Non-performing assets consisted of nonaccrual loans, accruing loans 90 days or more past due, restructured loans where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”).

          Loans are placed on nonaccrual status when they become 90 days or more past due, unless the loan is both well secured and in the process of collection. Loans may be placed on non-accrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on non-accrual status, unpaid accrued interest is charged against interest income. Loans are charged off when our management determines that collection has become unlikely. OREO consists of real estate acquired by us through foreclosure or similar means that we intend to offer for sale.

          Non-performing assets were $2.9 million at December 31, 2004 compared to $5.6 million at December 31, 2003 and $2.2 million at December 31, 2002. The decrease in non-performing assets in 2004 compared to 2003 was primarily due to decreases in non-accrual loans, which is discussed in the paragraph below. The increase in non-performing assets in 2003, compared to 2002, was primarily due to an increase in non-accrual loans, which is also discussed in the paragraph below.

          Non-performing loans were $2.7 million at December 31, 2004 compared to $5.1 million at December 31, 2003 and $1.1 million at December 31, 2002. The decrease of $2.4 million or 47% in 2004 was primarily due to loans that were paid off in part or in full and non-performing loans that were charged off. The gross interest income that we would have recorded in 2004, 2003 and 2002 if non-accrual loans had been current in accordance with their original terms was $449 thousand, $315 thousand and $415 thousand, respectively. The increase of $3.8 million or 345.4% in 2003 in non-accrual loans compared to 2002 was primarily due to three loans totaling $2.7 million that were fully secured, and $900 thousand in various loans we acquired in 2003 when we acquired Asiana Bank of which 50% were fully secured by real estate and other assets.

          The following table illustrates the composition of our nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans	$2,679	$4,855	$1,064	$1,720	$2,038
Loans past due 90 days or more, still accruing	—	209	18	36	—

Total nonperforming loans	2,679	5,064	1,082	1,756	2,038
Other real estate owned	—	—	36	—	263
Restructured loans	229	529	1,067	—	—

Total non-performing assets	$2,908	$5,593	$2,185	$1,756	$2,301

          We did not own any OREO at December 31, 2004 and 2003. We owned OREO, taken through foreclosure, in an aggregate amount of $36,000 at December 31, 2002. We incurred $604 and $10,897 in expenses in 2003 and 2002, respectively, related to these OREO properties. No provisions for expenses were made in 2004 and 2003 for OREO. At December 31, 2002, we reserved $7,000 as a valuation allowance. The following table summarizes our OREO at the dates indicated:

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Other real estate owned	$0	$0	$43	$0	$300
Valuation allowance	(0)	(0)	(7)	(0)	(37)

Net OREO	$0	$0	$36	$0	$263

          Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates

          The following table illustrates the maturity distribution and repricing intervals of the loans outstanding as of December 31, 2004. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2004
(Dollars in thousands)	Loans maturing and repricing
	Within	Between One and	After
	One Year	Five Years	Five Years	Total
Commercial loans	$438,175	$3,073	$692	$441,940
Real estate and construction loans	678,593	19,668	19,486	717,747
Consumer and other loans	27,925	36,479	441	64,845

Total	$1,144,693	$59,220	$20,619	$1,224,532

Loans with fixed interest rates	7,201	56,190	20,619	84,010
Loans with variable interest rate	1,137,492	3,030	—	1,140,522

Total	$1,144,693	$59,220	$20,619	$1,224,532

          Concentrations

          Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio as of the dates indicated:

	At December 31,
(Dollars in thousands)	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
Manufacturing	$56,619	4%	$73,675	7%	$48,245	7%	$38,665	8%	$36,142	10%
Wholesale Trade	210,912	17%	174,195	17%	127,659	18%	109,112	21%	89,609	25%
Retail Trade	219,106	18%	158,821	16%	126,988	17%	85,515	17%	61,282	17%
Services	279,613	23%	198,940	20%	138,203	19%	104,669	21%	63,792	17%
Finance, Insurance, Property Management	433,887	36%	355,557	36%	248,417	34%	129,495	25%	75,567	21%

Total	$1,200,137	98%	$961,188	96%	$689,512	95%	$467,456	92%	$326,392	90%

Gross Loans	$1,224,532		$999,502		$724,803		$505,843		$362,881

          Allowance for Loan Losses

          The risk of nonpayment on loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we thoroughly analyze each loan application and a majority of those loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Senior Loan Administrator and any other credit administrators as designated by the MLC. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures and laws and regulations; sources of repayment; and liquidation value of the collateral and other sources of repayment. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower. These loans are periodically reviewed by the MLC.

          When principal or interest on a loan is 90 days or more past due, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered to be a loss in whole or in part when (1) its loss exposure beyond any collateral value is apparent, (2) servicing of the unsecured portion has been discontinued or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan, or portion of a loan, judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.

          Our allowance for loan losses is based on management’s estimates of probable incurred losses that are inherent in the loan portfolio. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses. The amount of the allowance is determined by management and reported to the Board of Directors of Nara Bank at least quarterly. The results of both internal and external loan reviews are used to help determine the allowance for loan losses. Our current loan review system takes into consideration such factors as the current financial condition of the borrower, the value of collateral, economic conditions and their impacts on various industries. Our own historical loan loss experience is factored into a detailed loss migration analysis method, which determines loss factors to be used in calculating the allowance for loan losses.

          The allowance for loan losses was $14.6 million at December 31, 2004 compared to $12.5 million at December 31, 2003 and $8.5 million at December 31, 2002. The allowance for loan losses increased $2.1 million or 17% at December 31, 2004 compared to December 31, 2003, primarily due to an increase in the size of our loan portfolio which increased 22%. We recorded a provision for loan losses of $3.9 million in 2004, compared to $5.3 million in 2003 and $2.8 million in 2002. During 2004, we charged off $2.5 million and recovered $801 thousand. The allowance for loan losses was 1.20% of gross loans at December 31, 2004, as compared to 1.25% of gross loans at December 31, 2003 and 1.17% at December 31, 2002. Total classified loans at December 31, 2004 were $6.5 million compared to $10.9 million at December 31, 2003.

          Specific loss allocations for impaired loans in accordance with SFAS No. 114 were $797 thousand at December 31, 2004, compared to $1.6 million at December 31, 2003 and $1.3 million at December 31, 2002. Our management and Board of Directors of Nara Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2004, to absorb estimated probable incurred losses inherent in the loan portfolio. However, no assurances can be given as to whether we will experience further losses in excess of the allowance, which may require additional provisions for loan losses. If there are further losses, they may have a negative impact on our earnings.

          The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

(Dollars in thousands)	December 31,
	2004	2003	2002	2001	2000

LOANS:
Average gross loans, including loans held for sale	$1,113,750	$839,097	$605,453	$454,591	$315,735
Total gross loans, excluding loans held for sale at end of year (net of deferred fees)	1,221,734	997,338	723,477	505,193	362,704
ALLOWANCE:
Balance – beginning of year	$12,471	$8,458	$6,710	$6,980	$3,452
Loans charged off:
Commercial	1,465	1,756	2,118	3,463	6,300
Consumer	1,080	630	296	233	225
Real Estate and Construction	—	30	—	83	52

Total loans charged off	2,545	2,416	2,414	3,779	6,577
Less: recoveries:
Commercial	542	386	1,278	1,737	2,292
Consumer	256	52	79	182	173
Real Estate and Construction	3	72	15	376	1,571

Total loan recoveries	801	510	1,372	2,295	4,036
Net loans charged off	1,744	1,906	1,042	1,484	2,541
Provision for (recapture of) loan losses	3,900	5,250	2,790	1,214	(1,809)
Allowance acquired in business acquisition	—	669	—	—	7,878

Balance – end of period	$14,627	$12,471	$8,458	$6,710	$6,980

RATIOS:
Net loan charge-offs to average total loans	0.16%	0.23%	0.17%	0.33%	0.80%
Allowance for loan losses to total loans at end of year	1.20%	1.25%	1.17%	1.33%	1.92%
Net loan charge-offs to beginning allowance	13.98%	22.53%	15.53%	21.26%	73.61%
Net loan charge-offs to provision for loan losses	44.72%	36.30%	37.35%	122.24%	-140.46%

          Allowance For Loan Losses Methodology

          We maintain an allowance for loan losses for estimated probable incurred losses that are inherent in our loan portfolio. The allowance is based on our regular quarterly assessments. Our methodologies for measuring the appropriate level of the allowance includes the combination of: (1) Historical Loss of a Migration Analysis for pools of loans and (2) a Specific Allocation Method for individual loans.

          The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	12/31/2004		12/31/2003		12/31/2002		12/31/2001		12/31/2000
Loan Type	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate	7,961	59%	5,023	58%	2,626	49%	1,862	50%	2,180	49%
Commercial	5,871	36%	6,256	36%	4,860	43%	3,912	41%	4,014	38%
Consumer	786	5%	1,232	6%	884	8%	843	9%	582	13%
Unallocated	9	N/A	(40)	N/A	88	N/A	93	N/A	204	N/A

Total allowance	14,627	100%	12,471	100%	8,458	100%	6,710	100%	6,980	100%

          The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, all relevant internal and external factors that affect loan collectability, and other pertinent factors.

          The Migration Analysis is a formula method based on our actual historical net charge-off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful).

          Central to the migration analysis is our credit risk rating system. Our internal loan review, external contracted credit review examinations, and regulatory examinations are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.

          To calculate our various loss allocation factors, we use a twelve-quarter rolling average of historical losses detailing charge-offs and recoveries, by loan type pool balances to determine the estimated credit losses for each type of non-classified and classified loans. Also, in order to reflect the impact of recent events more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 40% weighted average while the prior four quarters have been assigned a 33% weighted average and the oldest four quarters have been assigned a 27% weighted average. We began a twelve-quarter rolling average of historical losses as of the quarter ended March 31, 2004. Prior to March 31, 2004, an eight-quarter rolling average of historical losses was used to calculate our various loss allocation factors. Beginning March 31, 2004, management determined that a twelve-quarter rolling average provided a better analysis. The changes in the time period had no material impact on the migration analysis calculation for 2004.

          Additionally, in order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, we make adjustments to the Migration Analysis within established parameters. Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. The following 9 factors are considered in this matrix and they are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses.

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

          Under the Specific Allocation method, management establishes specific loss allowances for loans where management has identified significant conditions or circumstances related to a specific individual credit. The specific allowance amount is determined by a method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent.

          We consider a loan as impaired when it is probable that not all amounts due (principal and interest) according to the contractual terms of the loan agreement will be collectable. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

          For commercial, real estate and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate installment loans for impairment on a collective basis, because these loans are smaller balance and homogeneous. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

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

          Our held-to-maturity securities totaled $2.0 million at December 31, 2004 and 2003. Our available-for-sale securities totaled $133.4 million at December 31, 2004 compared to $126.4 million at December 31, 2003. During 2004, $23.0 million in securities were called before their maturity, $500 thousand matured, $16.6 million in mortgage related securities were paid down, and $26.4 million in securities were sold and $74.8 million in securities were purchased. All of the securities involved in the transactions were classified as available- for- sale. Securities with amortized cost of $5.1 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2004. We also pledged $16.9 million in securities with Federal Home Loan Bank of San Francisco as borrowing collateral, $74.8 million in securities with California State Treasurer’s Office as deposit (CDs) collateral and $2.0 million with Merrill Lynch for the interest rate swap transactions. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, bank qualified California municipal bonds, CMOs, corporate debt securities and government sponsored enterprise preferred stocks.

          The following table summarizes the amortized cost, estimated market value and maturity distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At December 31, 2004			At December 31, 2003
		Estimated	Unrealized/		Estimated	Unrealized/
	Amortized	Market	unrecognized	Amortized	Market	unrecognized
	cost	Value	Gain (Loss)	cost	Value	Gain (Loss)
			(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$62,657	$62,512	$(145)	$26,743	$26,903	$160
CMOs	23,735	23,129	(606)	34,123	33,692	(431)
MBS	26,751	26,575	(176)	30,293	30,099	(194)
Municipal bonds	9,578	9,784	206	22,933	23,253	320
Corporate debt securities	3,980	3,983	3	2,968	3,046	78
Government sponsored enterprise preferred stocks	7,403	7,403	—	10,860	9,420	(1,440)

Total available-for-sale	$134,104	$133,386	$(718)	$127,920	$126,413	$(1,507)

Held to Maturity:

Corporate debt securities	$2,001	$2,088	$87	$2,001	$2,149	$148

Total held-to-maturity	$2,001	$2,088	$87	$2,001	$2,149	$148

Total Investment Securities	$136,105	$135,474	$(631)	$129,921	$128,562	$(1,359)

          The following table summarizes the maturity of securities based on carrying value and their pertinent weighted average yield at December 31, 2004:

Investment Maturities and Weighted Average Yields

			After One But		After Five But
(Dollars in thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale
U.S. Government agency	$2,014	4.04%	$47,403	4.02%	$13,095	4.13%	$—	—	$62,512	4.04%
CMOs	—	—	—	—	2,959	3.99%	20,170	3.85%	23,129	3.87%
MBS	—	—	4,159	4.16%	2,908	3.83%	19,508	4.01%	26,575	4.01%
Municipal bonds	—	—	—	—	858	3.78%	8,926	4.53%	9,784	4.46%
Corporate debt securities	—	—	—	—	—	—	3,983	4.15%	3,983	4.15%
Government sponsored
enterprise preferred
stocks	—	—	—	—	—	—	7,403	3.02%	7,403	3.02%
Total available-for-sale	2,014	4.04%	51,562	4.03%	19,820	4.05%	59,990	3.92%	133,386	3.98%

Held-to-maturity

Corporate debt securities	$1,000	6.89%	$1,001	7.13%	$—	—	$—		$2,001	7.01%

Total held-to-maturity	1,000	6.89%	1,001	7.13%	—	—	—	—	2,001	7.01%

Total Investment Securities	$3,014	4.99%	$52,563	4.09%	$19,820	4.05%	$59,990	3.92%	$135,387	4.03%

          The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004

(Dollars in thousands)	Unrealized loss for		Unrealized loss for 12
	Less than 12 months		months or longer		Total
		Gross		Gross		Gross
Description of	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government agency	$50,481	$(178)	$—	$—	$50,481	$(178)
CMO	13,001	(347)	6,725	(280)	19,726	(627)
MBS	9,463	(93)	5,918	(175)	15,381	(268)
Municipal bonds	418	(5)	—	—	418	(5)
Corporate debt securities	1,998	—	—	—	1,998	—

	$75,361	$(623)	$12,643	$(455)	$88,004	$(1,078)

          We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

          Except for certain government sponsored enterprise preferred stocks, we believe the balance of unrealized losses is a temporary condition, mainly due to fluctuations in interest rates, and do not reflect deterioration of credit quality of the issuers. During the year ended December 31,2004, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at December 31, 2004, we have the intent and ability to hold them until maturity or full recovery of the market values. During the year ended December 31, 2004, as a result of an other than temporary decline in market value of securities, impairment charges of $2.6 million were recognized for government sponsored enterprise preferred stocks. Subsequent to December 31, 2004, all of our government sponsored enterprise preferred stocks were sold for an amount slightly above the December 31, 2004 adjusted book value.

          Deposits

          Deposits are our primary source to fund lending and investment activities. Our deposits consist of demand deposits, savings, money market, Super-Now and time deposits with various maturities. Total deposits were $1,256.0 million at December 31, 2004 compared to $1,061.4 million at December 31, 2003 and $816.9 million at December 31, 2002. The increases were $194.6 million or 18% for 2004 and $244.5 million or 30% for 2003. On August 25, 2003, we acquired Asiana Bank with $29.3 million in deposits, which represented 12% of our total increases in deposits in 2003. On October 30, 2003, we assumed $46.2 million in deposits from Korea Exchange Bank’s Broadway Branch in New York, which represented 19% of our total increases in deposits in 2003. Excluding all deposits derived from the acquisitions, the internal growth of the deposits were $169.0 million or 21% in 2003.

          The increase in deposits during 2004 was mostly attributable to an increase in money market deposits and time deposits of $100 thousand or more. Money market deposits increased $188.6 million or 155% to $310.2 million as of December 31, 2004 compared with $121.6 million at December 31, 2003. Time deposits of $100 thousand or more increased $58.5 million or 17% to $407.1 million at December 31, 2004 compared with $348.6 million at December 31, 2003. The increase in money market deposits was directly related to a limited time bank-wide promotion of our new money market product, which was offered during the second quarter of 2004 to fund loan growth. This particular product featured a higher interest rate, similar to some time deposits, with some of the same features as other money market deposit products. This promotion was very successful throughout all our branches, especially in our new Rowland Heights branch, which opened in March of 2004.

          The increase in deposits during 2003 was comprised of increases of non-interest bearing deposits of $88.7 million or 37%, time deposits of $89.3 million or 25%, savings deposits of $16.2 million or 11%, and interest-bearing demand deposits of $50.3 million or 60%. Deposits assumed from acquisitions during 2003 was $75.5 million. The internal growth comprised of increases in non-interest bearing deposits of $69.9 million or 30%, time deposits of $51.6 million or 15%, savings deposits of $8.2 million or 6%, and interest-bearing demand deposits of $39.3 million or 47%. These increases were primarily due to new commercial banking relationships from existing branches and development of new commercial and retail banking relationships from new branches that opened in 2003.

          Included in time deposits of $485.3 million at December 31, 2004 were $45.1 million in brokered deposits at December 31, 2004 compared with $57.2 million at December 31, 2003 and $65.0 million in California State Treasurers’ deposits at December 31, 2004 compared with $50.0 million at December 31, 2003. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. Although we strategically promote certain time deposit products, our efforts are largely concentrated in increasing the volume of low-cost transaction accounts, which generate higher fee income and are less costly than time deposits.

          Details of brokered and California State Treasurers’ deposits as of December 31, 2004 are shown on the table below.

Brokered Deposits	Issue Date	Maturity Date	Rate
$9,989,000	05/28/2004	05/27/2005	2.25%
16,899,000	12/29/2004	12/29/2005	3.00%
2,090,000	02/16/2001	02/16/2006	5.90%
7,350,000	12/29/2004	12/29/2006	3.50%
8,728,000	12/22/2004	12/21/2007	3.80%

$45,056,000			3.20%

State Deposits	Issue Date	Maturity Date	Rate
$5,000,000	10/07/2004	01/13/2005	1.80%
10,000,000	07/22/2004	01/20/2005	1.73%
15,000,000	10/21/2004	01/21/2005	1.86%
10,000,000	08/04/2004	02/02/2005	1.80%
5,000,000	08/12/2004	02/10/2005	1.76%
10,000,000	09/10/2004	03/11/2005	1.94%
10,000,000	11/18/2004	05/19/2005	2.39%

$65,000,000			1.91%

          Although our deposits vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated regarding the balances of our deposits by category.

	December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$328,326	26.1%	$325,647	30.7%	$236,923	29.0%
Demand, interest bearing	323,477	25.8%	134,125	12.6%	83,868	10.3%
Savings	118,857	9.5%	157,503	14.8%	141,282	17.3%
Time certificates of deposit	485,315	38.6%	444,140	41.9%	354,845	43.4%

Total Deposits	$1,255,975	100.0%	$1,061,415	100.0%	$816,918	100.0%

          The following table shows the maturity schedules of our certificates of deposit, for the years indicated.

	December 31,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$211,000	43.5%	$195,444	44.0%	$139,895	39.4%
Over three months through six months	135,623	28.0%	144,635	32.6%	119,471	33.7%
Over six months through twelve months	115,199	23.7%	99,031	22.3%	90,989	25.6%
Over twelve months	23,493	4.8%	5,030	1.1%	4,490	1.3%

Total time certificate of deposits	$485,315	100.0%	$444,140	100.0%	$354,845	100.0%

          Other Borrowings

          Advances may be obtained from the FHLB of San Francisco to supplement our supply of available funds. The FHLB of San Francisco requires all borrowers to secure all borrowings by pledging with either mortgage loans or securities with a market value greater than the outstanding advances.

          The following table shows our outstanding borrowings from FHLB at December 31, 2004.

FHLB Advances	Issue Date	Maturity Date	Rate
$30,000,000	12/30/04	01/31/05	2.41%
30,000,000	12/29/04	03/29/05	2.56%
5,000,000	05/05/03	03/31/05	1.72%
4,000,000	12/17/04	04/18/05	2.52%
8,000,000	12/27/04	04/27/05	2.60%
5,000,000	10/19/00	10/19/07	6.70%
8,000,000	12/30/04	12/31/07	3.65%

$90,000,000			2.79%

          At December 31, 2004, five wholly owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Subordinated Debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

          With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts. As a result, the subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2004 and 2003, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. Nara Bancorp also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2004 and 2003 for the common capital securities issued by the issuer trusts held by Bancorp.

          The following table shows our outstanding Trust Preferred Securities at December 31, 2004.

(Dollars in thousands)

			PRINCIPAL BALANCE		ANNUALIZED COUPON	INTEREST
TRUST NAME	ISSUANCE DATE	AMOUNT	OF DEBENTURES	STATED MATURITY	RATE	DISTRIBUTION DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Nara Statutory Trust II	3/26/2002	$8,000	$8,248	3/26/2032	3 month LIBOR + 3.6%	Every 26th of March, June, September and December
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	Every 7th of January April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/1/2033	3 month LIBOR + 2.95%	Every 17th of March, June, September and December
Total Trust		$38,000	$39,268

          The Subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, and December 17, 2008 with respect to Nara Statutory Trust V unless certain events have occurred. During March of 2004 and November of 2002, $20 million in total, $10 million each, of the total proceeds from the issuance of the Trust Securities was injected into Nara Bank, as permanent capital.

          Capital Resources

          Historically, our primary source of capital has been the retention of operating earnings. Our management is committed to maintaining capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. In order to ensure such commitment, our management performs ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as the needs arise, whether through the issuance of additional stocks, debt or otherwise.

          Our total stockholders’ equity was $101.3 million at December 31, 2004 compared to $82.6 million at December 31, 2003 and $63.5 million at December 31, 2002. This was an increase of $18.7 million or 23% for 2004 and $19.1 million or 30% for 2003. At December 31, 2004, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $127.0 million compared to $101.0 million at December 31, 2003. This increase was primarily due to the net income of $19.8 million and proceeds of $1.1 million from stock options exercised by our employees and directors partially offset by quarterly declarations of cash dividends of $2.5 million. At December 31, 2004 Nara Bancorp’s total capital to total risk-weighted assets ratio was 11.4% and Tier I Capital to total risk weighted assets ratio was 9.7%. Bancorp’s Tier I leverage ratio was 8.9% at December 31, 2004. Nara Bank’s total capital to total risk-weighted assets ratio was 11.1%, the Tier I Capital to total risk weighted assets ratio was 9.9%, and the Tier I leverage ratio was 9.1% at December 31, 2004.

          The increase of stockholders’ equity in 2003 was due to an issuance of $8.0 million in common stock to Asiana Bank stockholders in exchange for the acquisition of Asiana Bank, issuance of $1.8 million in common stock as a result of stock options and warrants exercised by our employees and directors, and net income of $13.7 million partially offset by quarterly declarations of cash dividends of $2.2 million. At December 31, 2003, Nara Bancorp’s total capital to total risk-weighted assets ratio was 11.7% and Tier I Capital to total risk weighted assets ratio was 9.3%. Bancorp’s Tier I leverage ratio was 8.3% at December 31, 2003. Nara Bank’s total capital to total risk-weighted assets ratio was 10.2%, the Tier 1 Capital to total risk weighted assets ratio was 9.0%, and the Tier I leverage ratio was 8.0% at December 31, 2003.

          The following tables compare Nara Bancorp’s and Nara Bank’s actual capital at December 31, 2004 to those required by our regulatory agencies for capital adequacy and well-capitalized classification purposes:

	As of December 31, 2004 (Dollars in thousands)
Nara Bancorp	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$126,971	8.9%	$56,979	4.0%	$69,992	4.9%
Tier I risk-based capital ratio	$126,971	9.7%	$52,357	4.0%	$74,614	5.7%
Total risk-based capital ratio	$149,123	11.4%	$104,713	8.0%	$44,410	3.4%

	As of December 31, 2004 (Dollars in thousands)
Nara Bank	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$129,763	9.1%	$56,852	4.0%	$72,911	5.1%
Tier I risk-based capital ratio	$129,763	9.9%	$52,270	4.0%	$77,493	5.9%
Total risk-based capital ratio	$144,390	11.1%	$104,541	8.0%	$39,849	3.1%

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

          The objective of our liquidity management is to have funds available to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings.

          Our liquidity is actively managed on a daily basis and reviewed periodically by our Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet instruments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from the investment portfolio. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank and the Federal Reserve Bank. The sale of investment securities can also serve as a contingent source of funds.

          Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from our available-for-sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

          Net cash inflow from operating activities totaled $24.5 million, $14.9 million and $8.8 million during 2004, 2003 and 2002, respectively. Net cash inflow from operating activities for the year 2004 is primarily attributable to net income earned during the year. In addition, increases in other assets contributed to operating cash outflows in 2003.

          Net cash outflows from investing activities totaled ($237.0) million, ($226.9) million and ($211.0) million during 2004, 2003 and 2002, respectively. Net cash outflows from investing activities for those periods are attributable primarily to the growth in our loan portfolio and purchases of securities. These activities were partially offset by cash received from acquisitions, payments of principal and interest on loans, maturities, payments and net sales proceeds from investment securities available-for-sale.

          Net cash inflows from financing activities totaled $223.3 million, $183.7 million and $234.3 million during 2004, 2003 and 2002, respectively. Net cash inflows from financing activities for those periods were attributable primarily to growth in deposits, proceeds from exercises of stock options, and net proceeds from issuance of Subordinated Debentures in 2003 and 2002. In addition, proceeds from FHLB borrowings contributed to financing cash inflows in 2004 and 2002. Net cash inflows from financing activities were partially offset by repayments of FHLB borrowings, cash dividends, stock repurchases and retirement of subordinated notes in 2002.

          When we have more funds than we need for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. When we have less funds than we need, we borrow funds from the FHLB of San Francisco, correspondent banks and the Federal Reserve Bank (“FRB”). The available borrowing amount from our correspondent banks was $46 million on an overnight basis at December 31, 2004. In addition to the correspondent banks, the available borrowing amount from the FRB discount window is 98% of the market value of the pledged security. At December 31, 2004, the par value of the pledged securities for potential FRB discount window borrowings was $2.0 million. We also have an available borrowing line with the FHLB of San Francisco for up to 25% of our total assets. At December 31, 2004 and 2003, we had $90.0 million and $60.0 million of advances outstanding from Federal Home Loan Bank, respectively.

          At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets were $121.8 million at December 31, 2004 compared to $100.0 million at December 31, 2003 and $138.0 million at December 31, 2002. At December 31, 2004, cash and cash equivalents, including federal funds sold, totaled $87.2 million compared to $76.4 million at December 31, 2003 and $104.7 million at December 31, 2002.

          Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on borrowings and our loan portfolio to provide short-term liquidity needs. Because repayment of principal on loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. For 2004, our gross loan to deposit ratio averaged 95%, compared to an average ratio of 94% for 2003 and an average ratio of 93% for 2002. As of December 31, 2004, we were not aware of any information that was likely to have a material effect on our liquidity position. However, the results of a more recent regulatory examination indicate that our liquidity will need to be carefully monitored in the future as we continue to grow our deposits, particularly as we may be unable to retain the California State Treasurer’s deposits totaling $65 million at December 31, 2004.

          Off-Balance- Sheet Activities and Contractual Obligations

          Nara Bank routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of our normal course of business and include traditional off-balance-sheet credit-related financial instruments, interest rate swap contracts, operating leases and long-term debt.

          Traditional off-balance-sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit. These activities could require us to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of our exposure in these off-balance-sheet activities. However, since certain off-balance-sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments do not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of our customers.

          Nara Bank also enters into interest rate swap contracts where we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap contracts is discussed below under Item 7A.

          We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Note 13 of the Notes to Consolidated Financial Statements and in Item 7A – “Quantitative and Qualitative Disclosures about Market Risks.”

          We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years. Our facility lease obligations are discussed under Item 2 – “Properties” And in Note 13 of the Notes to Consolidated Financial Statements.

          The following table shows our contractual obligations and commitments as of December 31, 2004.

(Dollars in thousands)

	Payments due by period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Time Deposits	$485,315	$461,822	$22,955	$441	$97
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	90,000	77,000	13,000	—	—
Operating Lease Obligations	41,755	4,974	8,675	6,978	21,128
Unused commitments to extend credit	151,726	138,162	13,564	—	—
Standby letters of credit	22,108	22,108	—	—	—
Other commercial letters of credit	29,035	29,035	—	—	—
Employment agreement	825	252	550	23	—
Total	$860,032	$733,353	$58,744	$7,442	$60,493

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing condition and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense, and enhancing noninterest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform periodic internal analyses to measure, evaluate and monitor market risk.

          Interest Rate Risk

          Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to fair values of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of Nara Bank. The Board delegates responsibility for interest rate risk management to the Asset and Liability Management Committee (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

          The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, investment activities and directs changes in the composition of the statement of financial condition. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

          Swaps

          As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements as summarized in the table below.

          Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

Interest rate swap information at December 31, 2004 and 2003 is summarized as follows:

				2004		2003
Current
Notional	Floating	Fixed	Maturity		Unrealized		Unrealized
Amount	Rate	Rate	Date	Fair Value	Gain (Loss)	Fair Value	Gain (Loss)
$20,000,000	H.15 Prime 1	6.95%	4/29/2005	$93,469	$76,575	$630,062	$562,298
20,000,000	H.15 Prime 1	7.59%	4/30/2007	553,314	429,963	1,106,944	945,386
20,000,000	H.15 Prime 1	6.09%	10/09/2007	(197,099)	(197,099)	103,850	—
20,000,000	H.15 Prime 1	6.58%	10/09/2009	(210,615)	(210,615)	(104,741)	(104,741)
20,000,000	H.15 Prime 1	7.03%	10/09/2012	(253,573)	(253,573)	(322,991)	(322,991)
20,000,000	H.15 Prime 1	5.60%	12/17/2005	(75,550)	(75,550)	244,651	177,889
10,000,000	H.15 Prime 1	6.32%	12/17/2007	(51,567)	(51,567)	107,515	43,043
10,000,000	H.15 Prime 1	6.83%	12/17/2009	(7,728)	(7,728)	57,691	—

$140,000,000				$(149,349)	$(289,594)	$1,822,981	$1,300,884

(1)	Prime rate is based on Federal Reserve statistical release H.15

     The realized gain or (loss) on interest rate swaps due to hedge ineffectiveness was $(382) thousand, $80 thousand and $442 thousand for 2004, 2003 and 2002, respectively. Interest income recorded on swap transactions totaled $3.1 million, $3.4 million, and $990 thousand for 2004, 2003, and 2002, respectively. At December 31, 2004, we pledged to the interest rate swap counterparties as collateral agency securities with a book value of $2.0 million and real estate loans of $2.8 million.

          Interest Rate Sensitivity

          Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the statement of financial condition, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with the use of a simulation model, which provides a dynamic assessment of interest rate sensitivity.

          The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of interest-bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest-bearing liabilities repricing within that same time period. Positive cumulative gaps suggest that earnings will increase when interest rates rise and decrease when interest rates fall. Negative cumulative gaps suggest that earnings will increase when interest rates fall and decrease when interest rates rise.

          The following table illustrates our combined asset and liability repricing as of December 31, 2004:

		Over 90
	90 Days	Days to
	Or Less	365 Days	1-5 Years	Over 5 Yrs	Total
	(Dollars in thousands)
Total Investments *	$50,937	$34,405	$67,446	$48,704	$201,492
Total Loans, including loans held for sale	1,122,863	26,737	59,042	20,619	1,229,261

Rate Sensitive Assets:	$1,173,800	$61,142	$126,488	$69,323	$1,430,753

Deposits:
Time Deposits of $100,000 or more	$180,076	$205,150	$21,874	$—	$407,100
Other Time Deposits	30,924	45,672	1,522	97	78,215
Money Market	310,215	—	—	—	310,215
NOW Accounts	13,263	—	—	—	13,263
Savings deposits	118,857	—	—	—	118,857
Other liabilities:
FHLB Borrowings	65,000	12,000	13,000	—	90,000
Subordinated Debentures	—	—	—	39,268	39,268

Rate Sensitive Liabilities:	$718,335	$262,822	$36,396	$39,365	$1,056,918

Interest Rate Swap	$(140,000)	$20,000	$100,000	$20,000	$—

Net Gap Position	$315,465	$(181,680)	$190,092	$49,958	$373,835
Net Cumulative Gap Position	$315,465	$133,785	$323,877	$373,835

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions

          The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2004, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

          At December 31, 2004, our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated Net	Market Value
Simulated	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility
+ 200 basis points	18.01%	9.36%
- 200 basis points	(17.58) %	(5.97) %
+ 100 basis points	9.03%	5.12%
- 100 basis points	(9.42)%	(9.38) %

          The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements, together with the reports thereon of Crowe Chizek and Company LLP begin at page F-1 of this Report and is incorporated herein by reference and contain the following:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

          See “Item 15. Exhibits, Financial Statements Schedule” for financial statements filed as a part of this Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On September 8, 2004, Deloitte & Touche LLP notified Nara Bancorp, Inc. (“the “Company”) of its resignation as the Company’s independent registered public accounting firm. On September 17, 2004, Nara Bancorp, Inc. engaged the firm of Crowe Chizek and Company LLP as its new independent auditors.

Item 9A. CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

                    We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that, as a result of errors identified in the financial statements for the previously reported years ended December 31, 2002, and 2003 and quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004, our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These errors resulted in the restatement of the financial statements for such periods.

                    In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this report.

                    This new determination is in contrast to the previous evaluation carried out under the supervision and with the participation of management, including the former Chief Executive Officer and former Chief Financial Officers. In particular, this determination differs from that stated in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2002 and 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 that our disclosure controls and procedures were effective as of or for the respective periods.

b.	Report on Management’s Assessment of Internal Control Over Financial Reporting

(i)	Management’s responsibility for financial statements

                      Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations for the periods and as of the dates stated therein.

                      The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with our independent registered public accounting firm, Crowe Chizek and Company LLP, and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

                      The Company’s independent auditors, Crowe Chizek and Company LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

(ii)	Management’s Assessment of Internal Control Over Financial Reporting

                                  The management of Nara Bancorp, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

                                  The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

                                  Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

                                  With the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2004. As of December 31, 2004, we identified four material weaknesses in internal control over financial reporting which are described below:

                                  1. Accounting for Deferred Compensation Arrangements. The Company’s accounting for deferred compensation arrangements (approximately $600,000 in employee compensation charges) for its former Chief Executive Officer was inadequate. The Company’s consolidated financial statements for the fiscal years ended December 31, 2002 and

2003 did not reflect the impact of an arrangement to reimburse the former Chief Executive Officer for certain expenses and additional post-retirement compensation up to $600,000 in exchange for the former Chief Executive Officer’s relinquishment of $600,000 in profit-sharing to which he was entitled. As result of this material weakness, a restatement of the Company’s consolidated financial statements for 2003 and 2002, and the recording of audit adjustments to the Company’s 2004 consolidated financial statements were required. The effect on the Company’s net income, after taxes, for the fiscal year ended December 31, 2002 was a decrease of approximately $342,000.

                                  2. Accounting for Various Employee Related Compensation. The Company’s method of accruing incentive compensation, profit sharing and bonus payments for senior management and employees was inadequate. As result of this material weakness, a restatement of the Company’s consolidated financial statements for 2003 and 2002, and the recording of audit adjustments to the Company’s 2004 consolidated financial statements were required. The Company recorded a reduction to salary and employee benefits expense in the amount of $234,000 for 2004, an increase to salary and employee benefits expense of $203,000 for 2003 and an increase to salary and employee benefits expense of $81,000 for 2002. The cumulative net adjustment for the applicable periods was an increase of $50,000 to salary and employee benefits expense.

                                  3. Accounting for Lease Arrangements. The Company’s lease accounting practices and procedures were inadequate. The Company had not established procedures to analyze and document whether the Company’s leases should be classified as operating or capital leases, procedures to depreciate leasehold improvements over the shorter of the remaining terms of the leases or the estimated useful lives of the improvements, and procedures to recognize scheduled lease payment increases on a straight-line basis over the lease term. This material weakness resulted in the Company recording material adjustments in the 2004 financial statements and the restatement of its 2003 and 2002 financial statements. The Company recorded increases to occupancy expenses of $800,000, $594,000 and $471,000 for 2004, 2003 and 2002 and a decrease to beginning retained earnings as of January 1, 2002 of $382,000, net of $288,000 in tax effects, to correct the accounting errors for years prior to 2002. The cumulative net adjustment for all applicable periods was an increase of $2,535,000 in occupancy expenses.

                                  4. Accounting for Bank Owned Life Insurance. The Company’s accounting practices and procedures for recording life insurance policies owned by Nara Bank were inadequate and resulted in the Company’s failure to consider the impact of contractual limitations on the cash surrender value of those life insurance policies at the relevant balance sheet dates. Although the Company revised certain of the agreements relating to these insurance policies in the fourth quarter of 2004 to mitigate the future impact of these contractual limitations, the effect of the revised agreements was not properly reflected and the Company was required to record material audit adjustments to the Company’s 2004 consolidated financial statements and to restate the Company’s consolidated financial statements for 2003 and 2002. This material weakness resulted in the Company recording an expense of $345,000 for 2003 and $1,411,000 for 2002 to discount the carrying value for the cash surrender value of life insurance. For 2004, the Company reversed $1,426,000 of the discounts recorded in 2003 and 2002, due to the revisions made to certain agreements during the fourth quarter 2004. The cumulative net adjustment for the applicable periods was an increase of $330,000 to cash surrender value of life insurance discount expense.

                                  A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard 2), or combination of control deficiencies, that result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements and financial information to reflect the correction of a misstatement.

(iii)	Remediation Efforts for Material Weaknesses in Internal Control over Financial Reporting

                                  1. Accounting for Deferred Compensation Arrangements. The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not recur. These steps include:

•	Amending of the Company’s Bylaws to state that Board members are not officers of the Company and may not sign contracts on behalf of the Company.

•	Amending of the Company’s Code of Business Conduct and Ethics by adding the following two paragraphs:

     All contracts, letters, memoranda of understanding or other agreements relating to employment matters for senior management must be signed on behalf of Nara Bank or Nara Bancorp only upon the approval of the Compensation Committee of Nara Bancorp or the Board of Directors of Nara Bancorp.

     All material contracts and agreements must be reviewed by in-house counsel, and disclosed quarterly to the Audit Committee of Nara Bancorp or to the Company’s independent auditors.

                                  2. Accounting for Various Employee Related Compensation. The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not recur. These steps include:

•	Developing and implementing a detailed bonus accrual methodology.

•	Approval of the bonus accrual methodology by the Board of Directors and adoption of a procedure whereby the Board of Directors will approve such bonus accrual methodology on an annual basis.

•	Adoption of a procedure whereby the quarterly bonus accrual calculations are reviewed and approved by the Board of Directors prior to reporting the Company’s quarterly financial results.

•	Adoption of a procedure whereby the quarterly bonus accrual calculations will be disclosed to the Company’s independent auditors.

                                  3. Accounting for Lease Arrangements. The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not recur. These steps include:

•	Adoption of a procedure that all new lease agreements will be reviewed and approved by in-house counsel.

•	Adoption of a procedure that all lease agreements will be reviewed and approved by the Chief Financial Officer for proper accounting implementation.

•	Adoption of a procedure whereby, on a quarterly basis, the Controller will review all new additions to leasehold improvements to determine the proper amortization period.

•	Adoption of a procedure whereby, on a quarterly basis, the Controller will update the analysis of lease agreements, to determine if all leases are properly classified as operating or capital leases and to determine if the impact of rent escalation clauses has been accounted for on a straight line basis.

•	Adoption of a procedure whereby all new lease agreements and the Company’s related accounting analyses will be disclosed to the Company’s independent auditors on a quarterly basis.

                                  4. Accounting for Bank Owned Life Insurance. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not recur. These steps include:

•	Amending certain split dollar life insurance agreements during the fourth quarter of 2004 to eliminate the requirement that the Company continue to maintain the policies, or replace them with comparable life insurance policies, until the death of the split dollar participants.

•	Updating the calculation of the cash surrender value of life insurance discounts on a quarterly basis with disclosure to the Company’s independent auditors.

/s/ Ho Yang	/s/ Christine Oh
Ho Yang	Christine Oh
President and Chief	Senior Vice President and
Executive Officer	Acting Chief Financial Officer

Los Angeles, California	Los Angeles, California

June 10, 2005	June 10, 2005

c.	Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes, other than as discussed above in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

          None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The next table provides certain information with respect to our board of directors and our executives. Nara Bancorp knows of no arrangements, including any pledge by any person of Nara Bancorp’s securities, the operation of which may, at a subsequent date, result in a change in control of Nara Bancorp. There are no arrangements or understandings by which any of the directors or nominees for director or executive officers of Nara Bancorp were selected. There is no family relationship between any of the directors, nominees or executive officers, except for two nominees for director, Messrs. Jesun Paik and Ki Suh Park, who are brothers-in-law.

				Year
				First
			Position with	Elected to
Name	Age	Experience	Registrant	Board
Dr. Chong-Moon Lee	76	Dr. Lee serves as the Chairman of Nara Bancorp and Nara Bank, as well as the Chairman of the Compensation Committee of Nara Bancorp. Dr. Lee founded Diamond Multimedia Systems in 1982; and took the company public in 1995. Dr. Lee presently holds the following positions: Chairman of AmBex Venture Group and member of the board of directors of Garage Technology Ventures, both of which are venture capital companies located in Silicon Valley; member of the board of directors of Innovative Robotics Inc., a semi-conductor company; and member of the board of directors of Interpols Inc., an internet advertising company. Dr. Lee serves as a consulting professor of the Asia/Pacific Research Center at Stanford University. Dr. Lee is an active philanthropist, and serves as a Trustee for the Asia Society, the Asian Art Museum, and the Technological Museum of Innovation. In 1999, Dr. Lee was awarded the Order of Civil Merit from the Korean government, the highest honor conferred to a civilian.	Director	2003

Ho Yang	61	Mr. Yang joined Nara Bank and Nara Bancorp, Inc. on February 4, 2005 to serve as President, Chief Executive Officer, and Director. Prior to joining us, Mr. Yang worked for The Bank of New York from November 1989 to December 2004. While at The Bank of New York, he served as Managing Director and Regional Manager, Korea Division. Prior to his time at The Bank of New York, Mr. Yang held senior positions with numerous financial institutions, including the Irving Trust Company, Midland Bank PLC, Crocker National Bank, and Chase Manhattan Bank.	Director and President & Chief Executive Officer	2005

				Year
				First
			Position with	Elected to
Name	Age	Experience	Registrant	Board
Ki Suh Park	73	Mr. Park serves as a member of the Board of Nara Bancorp. He also serves as the Chair of the Nomination Committee and serves as a member of the Compensation and Audit Committees of Nara Bancorp. Since 1981, Mr. Park has served as the Design and Managing Partner (CEO) of Gruen Associates, a Los Angeles-based architecture, planning, and interior design firm which was established in 1946. Mr. Park joined the firm in 1961 and has held many executive positions before becoming a Partner in 1972. His projects include Koreatown Plaza; Los Angeles Convention Center Expansion; Daehan Kyoyuk Insurance Company Headquarters Tower in Seoul, Korea; Louis Vuitton Stores in Beverly Hills, South Coast Plaza and San Francisco; Munger Science Center, Harvard-Westlake School; The Center for Early Education, West Hollywood; Los Angeles to Pasadena MTA Gold Line; and the location and design of the I-105 (Century) Freeway. Mr. Park is the Chairman of the Korean American Museum and the former Chairman of the Korean American Coalition and the Citizens Advisory Committee for Transportation Quality for the U.S. Secretary of Transportation. He is a Fellow in the American Institute of Architects and American Institute of Certified Planners, as well as an Honorary Fellow in the Korean Institute of Architects. He is an Adjunct Professor at the School of Architecture at the University of Hawaii. He serves on the Boards of a number of non-profit organizations including the California Community Foundation, Public Policy Institute of California, Los Angeles World Affairs Council, and the Natural History Museum of Los Angeles County.	Director	2001

Jesun Paik	68	Mr. Paik serves as the Chair of the Audit Committee of Nara Bancorp. He is also a member of the Compensation Committee of Nara Bancorp. Mr. Paik has held senior positions with numerous financial institutions over a more-than-40-year career. Since 2002, Mr. Paik has served as Executive Vice President of Robb Evans & Associates, a financial consulting company. He was formerly Executive Vice President and Senior Advisor of the Americas Division of The Sakura Bank, Ltd. in New York City since 1989, and concurrently since 1992, Vice Chairman of the Board of Manufacturer’s Bank (Mr. Paik retired from both positions in 2001). Mr. Paik is qualified as an audit committee financial expert within the meaning of the SEC regulations and the board of directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the Nasdaq National Market.	Director	2001

				Year
				First
			Position with	Elected to
Name	Age	Experience	Registrant	Board
John H. Park	59	Mr. Park serves as a member of the Audit Committee and the Nomination Committee of Nara Bancorp. Mr. Park has served as a Director of Nara Bank since 1992. Mr. Park was President and CEO of B.B. World Corporation, from 1978 to 2001. President and CEO of Showroom 3 Inc., from 1985 to 2001. Owner of Royal Accessories from 1990 to 2001. Since 2001, Mr. Park has been President of ABI USA Sales Corp, an import/export company and since 2003, President of BB Imex Corporation.	Director	2002

Yong H. Kim	64	Mr. Kim serves as a member of the Audit Committee, Compensation Committee and Nomination Committee of Nara Bancorp. Mr. Kim was President of KOAMEX Wholesale, Inc., from 1978 to 2004. Currently retired.	Director	2002

Min J. Kim	45	Ms. Kim has served as Executive Vice President and Chief Operating Officer of Nara Bank since October 2003. Beginning January 2005, Ms. Kim joined the Board of Directors of Nara Bank. Prior to joining Nara Bank in 1995, Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank in Los Angeles from 1992 to 1995 and in other positions with Hanmi Bank prior to 1992. Ms. Kim served Nara Bank as a Senior Vice President and Chief Credit Administrator from 1996 to 1999. Ms. Kim has served in the capacities of Executive Vice President and Chief Credit Officer for Nara Bank from January of 2000 to October 2003	Executive Vice President and Chief Operating Officer

Bonita Lee	42	Ms. Lee has served as Senior Vice President and Chief Credit Officer of Nara Bank since November 2003 and Executive Vice President of Nara Bank since April 13, 2005. Prior to joining Nara Bank in November 1993, Ms. Lee served in various lending positions with California Center Bank in Los Angeles from 1989 to 1993. Ms. Lee served Nara Bank as a Vice President and Credit Administrator from 1993 to 2000, and as Senior Vice President and Credit Administrator of Nara Bank from February 2000 to October 2003.	Executive Vice President and Chief Credit Officer

Christine Oh	38	Ms. Oh has served as Acting Chief Financial Officer since March 25, 2005. From 1999 to 2003, Ms. Oh was Vice President and Accounting Manager of Nara Bancorp. Ms. Oh served as Controller of Nara Bancorp from 2003, until her appointment as Nara Bancorp’s Acting Chief Financial Officer in March 2005.	Senior Vice President and Acting Chief Financial Officer

     None of the directors, nominees for director or officers of Nara Bancorp serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file reports of ownership and reports of changes in ownership of common stock with the Securities and Exchange Commission. Prior to the completion of our reorganization in February 2001, these reports were filed with the Office of the Comptroller of the Currency. The Exchange Act requires officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such forms and certifications furnished to us, we believe that all of our directors and executive officers complied with all Section 16(a) filing requirements applicable to them during the 2004 fiscal year, except for Nara Bank and Nara Bancorp, Inc. senior officer Timothy Chang, who filed a Form 3 late in connection with shares of Nara Bancorp, Inc. common stock that he privately purchased prior to becoming an insider of the corporation.

     Certain Legal Proceedings: To our knowledge, based solely on a review of certifications furnished to us, we do not believe that any of our directors or executive officers has been involved in any legal proceeding that would affect the ability or the integrity of the person to become a director or executive officer.

     Audit Committee Financial Expert: The Board of Directors have determined that the Chairman of the Audit Committee, Mr. Jesun Paik, is qualified as an audit committee financial expert within the meaning of the SEC regulations and has accounting and related financial management expertise within the meaning of the listing standards of the Nasdaq National Market. Mr. Paik is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     The Audit Committee. The Audit Committee of Nara Bancorp consists of Director Jesun Paik as Chairman, and Directors Ki Suh Park, Yong H. Kim and John H. Park, and operates under a written charter adopted by the board of directors.

     Nomination to the Board by Securities Holder: There have been no material changes by which security holders may recommend nominees to Nara Bancorp’s board of directors since last year.

     Code of Ethics: We have adopted the Nara Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Nara Code of Business Conduct and Ethics is available on our website at www.narabank.com. If we make any substantive amendments to the Nara Code of Business Conduct and Ethics or grant any waiver from a material provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation awarded to, earned by, or paid by Nara Bank and Nara Bancorp for services rendered in all capacities by the chief executive officer and other executive officers (referred to as the “Named Executive Officers”) for each of the fiscal years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

							Long Term Compensation
	Annual Compensation(1)						Awards			Payouts

								Securities
							Restricted	Underlying			All other
Name and Principal					Other annual		Stock	Options/		LTIP	Compensation
Position	Year	Salary	Bonus(4)		compensation		Awards	SARs		payouts	(6)

Benjamin Hong	2004	$0	$742,201	(8)	$36,000	(2)	N/A	0		N/A	$0
Chief Executive	2003	$129,795	$1,189,169		$9,200	(2)	N/A	120,000	(5)	N/A	$5,192
Officer (7)	2002	$184,074	$799,933	(9)	$12,000	(2)	N/A	N/A		N/A	$7,269

Min J. Kim	2004	$136,950	$112,660		$8,400	(3)	N/A	0		N/A	$5,087
Chief Operating	2003	$129,061	$118,200		$8,400	(3)	N/A	120,000	(5)	N/A	$4,517
Officer	2002	$111,918	$141,259		$8,400	(3)	N/A	N/A		N/A	$3,917

Timothy Chang	2004	$101,875	$68,083		$2,706	(3)	N/A	0		N/A	$3,957
Chief Financial	2003	$91,093	$54,167		$8,400	(3)	N/A	80,000	(5)	N/A	$4,057
Officer (10)	2002	$73,500	$34,166		$3,600	(3)	N/A	N/A		N/A	$3,090

Bonita Lee	2004	$101,311	$81,666		$8,400	(3)	N/A	0		N/A	$4,518
Chief Credit Officer	2003	$85,962	$62,842		$8,400	(3)	N/A	40,000	(5)	N/A	$3,886
of Nara Bank	2002	$75,744	$52,842		$8,400	(3)	N/A	N/A		N/A	$3,438

(1)	We furnish and plan to continue to furnish to certain officers the use of company-owned automobiles, which are used primarily for business purposes. We have provided and intend to continue to provide certain officers with specified life and medical insurance benefits. Because portions of automobile expenses, club membership fees, insurance premiums attributable to personal use, and other perquisites in the aggregate did not exceed the lesser of $50,000 or ten percent (10%) of the total annual salary reported in the table per individual, such amounts have not been included in the foregoing figures.

(2)	Represents fees received for services as a director of Nara Bank.

(3)	Represents automobile allowance.

(4)	The amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year.

(5)	Stock options granted under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.

(6)	Represents 401K matching of up to 4% of gross base salary and imputed value of split dollar life insurance agreements.

(7)	Mr. Hong resigned as Nara Bancorp’s President and Chief Executive Officer effective February 4, 2005.

(8)	Represents compensation which has been accrued by the Company for bonus payable to Mr. Hong. Such amount has not been paid to Mr. Hong and may be withheld by the Company due to legal requirement arising out of the recent restatement.

(9)	Does not include $600,000 that was payable to Mr. Hong for profit sharing incentive compensation under an employment agreement which was the subject of our recent restatement. See “Item I. Business – Restatement of Financial Statements and Item 7. MD&A – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Noninterest Expense”. This amount has been accrued as a liability but it has not been paid to Mr. Hong.

(10)	Mr. Chang resigned as Nara Bancorp’s Chief Financial Officer and was reassigned to other duties on March 25, 2005.

Stock Option Grants and Exercises

     We grant options to our executive officers under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “Incentive Plan”). As of March 31, 2005, options to purchase a total of 2,597,308 shares were outstanding under the Incentive Plan and options to purchase 621,667 shares remained available for grant under the Incentive Plan. Nara Bancorp did not grant any stock options or stock appreciation rights to directors or executive officers in 2004.

Aggregated Option Exercises in the Twelve Months Ended December 31, 2004 and December 31, 2004 Option Values

     The following table sets forth the number of shares acquired by each Named Executive Officer upon the exercise of stock options during 2004 and the number of shares covered by both exercisable and unexercisable stock options held by each Named Executive Officer at December 31, 2004. Also reported are values of “in-the-money” options, which represent the positive spread between the respective exercise prices of outstanding stock options and $21.24 per share, which was the closing market price of Nara Bancorp’s common stock on the Nasdaq National Market on December 31, 2004 (after giving effect to our two-for-one stock split effected as of the close of business on June 14, 2004):

AGGREGATED OPTION EXERCISES IN 2004 AND VALUES

	Shares			Number of Securities Underlying	Value of In-the-Money
	Acquired on	Value		Option at 12/31/2004	Options at 12/31/2004
Name	Exercise	Realized		Exercisable/Unexercisable	Exercisable/Unexercisable
Benjamin Hong	0	N/A		40,000 / 80,000	$504,000	(1) / $1,008,000 (2)

Min J. Kim	0	N/A		77,312 / 96,000	$1,370,234	(3) / $1,209,600 (4)

Timothy Chang	0	N/A		16,000 / 64,000	$199,840	(5) / $799,360 (6)

Bonita Lee	6,660	$127,139	(7)	14,000 / 32,000	$215,340	(8) / $403,200 (9)

(1)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $8.64 per share, these stock options had a value of $12.60 per share, times 40,000 shares.

(2)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $8.64 per share, these stock options had a value of $12.60 per share, times 80,000 shares.

(3)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, 6,656 shares had a weighted average exercise price of $0.65 per share and a value of $20.59 per share, 46,656 shares had a weighted average exercise price of $1.29 per share and a value of $19.95 per share, and 24,000 shares had a weighted average exercise price of $8.64 per share and a value of $12.60 per share.

(4)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $8.64 per share, these stock options had a value of $12.60 per share, times 96,000 shares.

(5)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $8.75 per share, these stock options had a value of $12.49 per share, times 16,000 shares.

(6)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $8.75 per share, these stock options had a value of $12.49 per share, times 64,000 shares

(7)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $2.15 per share, these stock options had a value of $19.09 per share, times 6,660 shares.

(8)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, 6,000 shares had a weighted average exercise price of $2.15 per share and a value of $19.09 per share, and 8,000 shares had a weighted average exercise price of $8.64 per share and a value of $12.60 per share.

(9)	Using a fair market value of $21.24 per share which was the closing price of Nara Bancorp’s common stock on December 31, 2004, and a weighted average exercise price of $8.64 per share, these stock options had a value of $12.60 per share, times 32,000 shares.

Compensation of Directors

     During the fiscal year 2004, the non-employee directors of Nara Bank were each paid $3,000 per month as a retainer for services as director. The only employee director on the board during 2004 (the President) received $3,000 monthly for his service as a director in addition to his regular salary and bonuses. The Chairman of the board of directors, Dr. Chong-Moon Lee, received an additional $400 per month for services rendered. Total directors’ fees paid by Nara Bank during 2004 were $170,000, of which $68,000 was deferred under Nara Bank’s deferred compensation plan. Director Brian Woo received $16,000 for his service as a director of Nara Bank during 2004, prior to his death.

     During the fiscal year 2004, the non-employee directors of Nara Bancorp, except for Dr. Thomas Chung, John H. Park, and Yong H. Kim, were paid $3,000 per quarter plus $1,000 for each committee meeting attended in person or $500 for each committee meeting attended by telephone conference. Directors Dr. Thomas Chung, John H. Park, and Yong H. Kim were not paid director fees by Nara Bancorp. Total directors’ fees paid in 2004 by Nara Bancorp were $60,000. Director Steve Kim received $18,000 for his service as a director of Nara Bancorp during 2004 prior to his resignation.

     During the fiscal year 2004, the following directors received payment under endorsement split-dollar policies: Chang Hee Kim received $615, Yong H. Kim received $430, John H. Park received $505, and Brian Woo received $543.

Employment Agreement

     Ho Yang was appointed President and Chief Executive Officer of Nara Bank and Nara Bancorp in October 2004 and commenced employment in February 2005. Mr. Yang’s employment agreement is for an initial term of three years starting February 4, 2005. Mr. Yang’s employment agreement dated October 1, 2004 provides for a base salary of $275,000 in the initial year, plus profit sharing equal to 4% of Nara Bancorp’s consolidated pretax earnings in excess of 20% of the Nara Bancorp’s consolidated previous year-end’s stockholders equity excluding unrealized gain (loss), an automobile allowance, 4 weeks of paid vacation per year and payment of business-related expenses. Pursuant to his employment agreement, Mr. Yang was granted the option to purchase 120,000 shares of Nara Bancorp’s common stock, which will vest over a period of three years, starting one year after the date of the grant. The terms of these stock options are subject to the terms and conditions set forth in the Nara Bancorp, Inc., 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.

     Neither Nara Bancorp nor Nara Bank has entered into any other written employment agreements with any of their respective executive officers except as described above.

Change of Control Agreement

     Pursuant to Mr. Yang’s employment agreement, if he is terminated without cause during the initial term of the agreement (3 years), he will be entitled to receive an amount equal to twelve (12) months of the base salary in the form of salary continuation, but not exceeding $275,000. In the event that Mr. Yang is terminated without cause after the initial term of the agreement, he will be entitled to receive an amount equal to three (3) months of the base salary in the form of salary continuation, but not exceeding $68,750. Such severance shall be reduced by any remuneration paid to Mr. Yang because of his employment or self-employment during the severance period.

Compensation Committee Interlocks and Insider Participation

     Nara Bancorp formed a Compensation Committee on July 30, 2002. To date, our executive compensation arrangements have been approved by the full board of directors of Nara Bank and ratified by the Compensation Committee of Nara Bancorp. Director Dr. Chong-Moon Lee is the Chairman of the Compensation Committee and the other members consist of Directors Ki Suh Park, Yong H. Kim and Jesun Paik. No person who served as a member of the Compensation Committee during the 2004 fiscal year is, or ever has been, an officer or employee of Nara Bancorp or any of its subsidiaries. There is no family relationship between any of the members of the Compensation Committee or executive officers, except for two Messrs. Jesun Paik and Ki Suh Park, who are brothers-in-law. None of our executive officers serve as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers who serve on our board of directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table shows the beneficial ownership of our common stock as of May 31, 2005 held by (i) our chief executive officer; (ii) executive officers during 2004; (iii) each of our directors and (iv) all directors, nominees and executive officers as a group (after giving effect to our two-for-one stock split effected as of the close of business on June 15, 2004). Our chief executive officer and our other executive officers named below are referred to in this proxy statement as the “Named Executive Officers”.

     For the purposes of the following two tables, “Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, a stockholder would be deemed to own our common stock if the stockholder not only holds it directly but also indirectly, if a stockholder, through a relationship, contract or understanding, has, or shares, the power to vote the stock, to sell the stock or has the right to acquire the stock, within 60 days of May 31, 2005.

		(3) Amount and nature of
(1) Title of Class	(2) Name of Beneficial Owner	beneficial ownership		(4) Percent of class(10)
Common Stock	Ho Yang (1)	0		*
Common Stock	Christine Oh (1)	32,000	(4)	*
Common Stock	Min J. Kim (1)	127,968	(5)	*
Common Stock	Bonita Lee (1)	54,656	(6)	*
Common Stock	Dr. Chong Moon Lee (1)	724,366		3.06%
Common Stock	Yong H. Kim (1)	707,962	(7)	2.99%
Common Stock	John H. Park (2)	421,644	(7)	1.78%
Common Stock	Ki Suh Park (3)	94,120		*
Common Stock	Jesun Paik (1)	103,700	(8)	*
Common Stock	All Directors, Nominees and Executive Officers as a group (9 Total)	2,266,416	(9)	9.58%

*	Indicates holdings of less than 1%.

(1)	The address for this individual is c/o Nara Bancorp, Inc., 3701 Wilshire Blvd., Suite 220, Los Angeles, CA 90010.

(2)	John H. Park’s address is c/o ABI USA Sales Corp., 2987 S. Alameda St., Los Angeles, CA 90058.

(3)	Ki Suh Park’s address is c/o Gruen Associates, 6330 San Vicente Blvd., Los Angeles, CA 90048.

(4)	Includes 16,000 stock options vested but not yet exercised under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”), and 8,000 stock options granted under the 2000 Plan that will vest on June 4, 2005.

(5)	Includes 46,656 stock options vested but not yet exercised under the Nara Bancorp, Inc. 2001 Nara Bank Continuation and 1989 Stock Option Plan (the “1989 Plan”), and 48,000 stock options vested but not yet exercised under the 2000 Plan.

(6)	Includes 6,000 stock options vested but not exercised under the 1989 Plan, and 16,000 stock options vested but not yet exercised under the 2000 Plan.

(7)	Includes 139,968 stock options vested but not yet exercised under 1989 plan and 80,000 stock options vested but not yet exercised under the 2000 Plan.

(8)	Includes 100,000 stock options vested but not exercised under the 2000 Plan.

(9)	Includes 52,656 stock options vested but not exercised under the 1989 Plan, 340,000 stock options vested but not yet exercised under the 2000 Plan, and 8,000 stock options granted under the 2000 Plan that will vest on June 4, 2005.

(10)	The percentages are based on 23,654,596 shares outstanding on May 31, 2005, adjusted as required by the rules promulgated by the SEC.

     The following table shows the beneficial ownership of our common stock as of May 31, 2005, by each person who we knew owned more than 5% of our common stock. We have relied on the public filings of each of the individuals on Schedules 13D or 13G, in determining how many shares these individuals own (after giving effect to our two-for-one stock split effected as of the close of business on June 15, 2004):

		(3) Amount and nature of
(1) Title of Class	(2) Name of Beneficial Owner	beneficial ownership		(4) Percent of class.
Common Stock	Fidelity Management Corp.
	82 Devonshire St., Boston, MA 02109	2,041,231	(1)	8.63%
Common Stock	Dr. Thomas Chung
	5525 Wilshire Blvd., Los Angeles, CA 90036	1,678,364	(2)	7.09%

(1)	Based on information provided in the Schedule 13/G filed with the SEC on February 14, 2005.

(2)	Includes 139,968 stock options vested but not exercised under the Nara Bancorp, Inc. 2001 Nara Bank Continuation 1989 Stock Option Plan (the “1989 Plan”), 80,000 stock options vested but not exercised under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”).

     The following table summarizes certain information as of December 31, 2004 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance (after giving effect to our two-for-one stock split effected as of the close of business on June 15, 2004):

			(b)	(c)
	(a)		Weighted	Number of Securities remaining
	Number of Securities		Average	available for future issuance under
	to be Issued Upon		Exercise Price	equity compensation plans
	Exercise of		of Outstanding	(excluding securities reflected in
	Outstanding Options		Options	column (a))
Equity compensation plans approved by security holders	2,675,964		$6.36	506,016
Equity compensation plans not approved by security holders	48,000	(1)	$4.05	0
Total

(1)	This relates to individual stock option agreements issued to two officers outside of the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by Deloitte & Touche LLP and Crowe Chizek and Company LLP, both entities who acted as independent auditors and performed audit services for us in the fiscal year ending December 31, 2004. The table lists audit fees, financial information systems design and implementation fees, and other fees.

     Audit Fees. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual financial statements for fiscal year 2003 and 2004. Crowe Chizek’s audit fees include the fees for the audit of the 2004 consolidated financial statements and internal controls and the re-audits of the 2003 and 2002 consolidated financial statements in the approximate amount of $500,000 and include estimated fees not yet billed.

	DELOITTE &	DELOITTE &	CROWE CHIZEK
	TOUCHE TOTAL	TOUCHE 1/1/2004-	9/17/2004 –
	FEES FOR 2003	9/8/2004	12/31/2004
Audit Fees	$229,328	$33,236	$859,732

Audit Related Fees	$37,245	$26,850	$118,068

Tax Fees	$75,567	$41,090	$32,500

All Other Fees	$0	$0	$5,500

     Audit Related Fees. Crowe Chizek’s audit related fees for 2004 were for consultation regarding implementation of Section 404 of the Sarbanes Oxley Act.

     Tax Fees. Crowe Chizek’s tax fees for 2004 include progress billings through December 31, 2004 related to the preparation of the Company’s 2004 federal and state income tax returns.

     All Other Fees. All other fees include the aggregate fees billed for services rendered by Crowe Chizek, other than those services covered above and for 2004 include fees for consultation regarding implementation of Section 302 of the Sarbanes Oxley Act.

     The Audit Committee of the board of directors considered whether the provision of financial information systems design and implementation services and other non-audit services is compatible with maintaining the independence of Crowe Chizek. The Audit Committee has determined that the rendering of these non-audit services by Crowe Chizek is compatible with maintaining the principal accountant’s independence.

     The Audit Committee has adopted a policy and procedures for the approval in advance of audit and non-audit services rendered by our independent auditor, Crowe Chizek and Company LLP. The policy requires advanced approval of all services before the independent auditor is engaged to provide such services. The advanced approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

The financial statements listed on the Index to Financial Statements included under Item 8. “Financial Statements and Supplemental Data” are filed as part of this Form 10-K. All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and related notes.

(b) List of Exhibits The exhibits marked with an asterisk (*) constitute compensation plans or arrangements:

Number	Description
3.1	Amended Certificate of Incorporation (incorporated herein by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2003).

3.2	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference from exhibit to Nara Bancorp’s current report on Form 8-K filed on June 9, 2005).

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)

4.2	Amended and Restated Declaration of Trust of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein [1]

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee [1]

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp [1]

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee [1]

4.6	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor. [1]

4.7	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee [1]

Number	Description
4.8	Guarantee Agreement dated March 26, 2002 by and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association [1]

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)*

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2000)*

10.3	Nara Bank Deferred Compensation Plan [1]*

10.4	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.5	Lease for premises located at 138-02 Northern Blvd., Flushing, New York (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.6	Lease for premises located at 2250 Broadway, Oakland, California (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.7	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California (incorporated herein by reference to Exhibit 10.8 on 10-K filed with the Securities and Exchange Commission on March 31, 2000)

10.8	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation[1]

10.9	Affiliate Agreement between Nara Bancorp and Nara Bank N.A.[1]

10.10	Form of Nara Bancorp, Inc. Option Agreement with Nara Bancorp Directors (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim) [1]*

10.11	Form of Nara Bancorp 2002 Stock Option Agreement entered into with William Davis and Michel Urich (incorporated herein by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed with the Securities Exchange and Commission on February 5, 2003) [1]*

10.12	Lease for premise located at 3600 Wilshire Blvd., #100A, Los Angeles, California [2]

10.13	Lease for premise located at 16 West 32nd Street, New York, New York [3]

10.14	Lease for premise located at 1709 S. Nogales Street, Rowland Heights, California [4]

10.15	Lease for premise located at 10947 Olson Dr. #404-B, Rancho Cordova, California [5]

10.16	Employment Agreement between Ho Yang and Nara Bancorp, Inc.*†

21.1	List of Subsidiaries †

23.1	Consent of Crowe Chizek and Company LLP †

Number	Description
31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002 †

31.2	Certification of Acting Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002 †

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 †

32.2	Certification of Acting Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 †

1.	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002

2.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003

3.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003

4.	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2005

5.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 10, 2004

† Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nara Bancorp, Inc

By:	/s/ Ho Yang	Ho Yang

President &
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chong- Moon Lee	June 30, 2005	Chong- Moon Lee

Director and
Chairman of the Board

By:	/s/ Ki Suh Park	June 30, 2005	Ki Suh Park

Director

By:	/s/ Jesun Paik	June 30, 2005	Jesun Paik

Director

By:	/s/ Yong H Kim	June 30, 2005	Yong Hwan Kim

Director

By:	/s/ John Park	June 30, 2005	John Park

Director

By	/s/ Ho Yang	June 30, 2005	Ho Yang
Director and Chief Executive
Officer (Principal Executive Officer)

By	/s/ Christine Oh	June 30, 2005	Christine Oh

Senior Vice President
and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Nara Bancorp, Inc.
and Subsidiaries

Consolidated Financial Statements for
December 31, 2004 and 2003 and
Each of the Three Years in the Period
Ended December 31, 2004 and
Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Nara Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated its consolidated financial statements as of December 31, 2003 and for each of the two years in the period ended December 31, 2003 to reflect the effect of adjustments identified in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2005 expressed an adverse opinion thereon.

Crowe Chizek and Company LLP

South Bend, Indiana
June 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Nara Bancorp, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Nara Bancorp, Inc. and Subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

The Company lacked appropriate controls to record a deferred compensation agreement with the then Chief Executive Officer in October 2002. This resulted in the Company recording material adjustments in the 2004 financial statements and the restatement of its 2003 and 2002 financial statements.

The Company lacked appropriate controls to consistently accrue incentive compensation, profit sharing and bonus payments to senior management. This resulted in the Company recording material adjustments in the 2004 financial statements and the restatement of its 2003 and 2002 financial statements.

The Company lacked appropriate controls for accounting for lease arrangements under which the Company occupies its premises. Specifically, the Company lacked appropriate procedures to analyze and document consideration of whether such leases should be classified as operating or capital leases, the Company lacked appropriate controls to depreciate leasehold improvements over the shorter of the remaining terms of the leases or the estimated useful lives of the improvements, and the Company lacked appropriate controls to recognize scheduled lease payment increases on a straight-line basis over the lease term. This resulted in the Company recording material adjustments in the 2004 financial statements and the restatement of its 2003 and 2002 financial statements.

The Company lacked appropriate controls for the accounting for bank owned life insurance. Specifically, the Company did not consider the impact of contractual restraints on the Company’s ability to effectively realize the cash surrender value of certain life insurance policies at the balance sheet dates. Although the Company revised certain agreements during 2004 to mitigate the future impact of this matter, the effect of the contractual restraints and their revisions were not reflected which resulted in the Company recording material adjustments in the 2004 financial statements and the restatement of its 2003 and 2002 financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements, and this report does not affect our report dated, June 10, 2005, on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated June 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken by the Company or the Company’s plans to implement new controls.

Crowe Chizek and Company LLP

South Bend, Indiana
June 10, 2005

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003
		(Restated)
Cash and cash equivalents:
Cash and due from banks	$27,712,221	$34,238,497
Federal funds sold	47,500,000	37,200,000
Term federal funds sold	12,000,000	5,000,000

Total cash and cash equivalents	87,212,221	76,438,497

Securities available for sale—at fair value	133,385,948	126,412,488
Securities held to maturity—at amortized cost (fair value: 2004 - $2,087,717; 2003 - $2,148,907)	2,001,071	2,001,493
Interest-only strips—at fair value	714,046	521,354
Interest rate swaps—at fair value	—	1,822,981
Loans held for sale—at the lower of cost or market	4,729,911	3,926,885
Loans receivable—net of allowance for loan losses (2004 - $14,626,760; 2003 - $12,470,735)	1,207,107,713	984,867,614
Federal Reserve Bank stock—at cost	1,803,300	1,263,300
Federal Home Loan Bank (FHLB) stock—at cost	4,801,800	4,695,400
Premises and equipment—net	6,869,553	6,418,666
Accrued interest receivable	5,124,017	4,718,360
Servicing assets	3,668,461	2,743,115
Deferred income taxes	14,073,602	12,737,752
Customers’ liabilities on acceptances	7,447,983	4,340,037
Cash surrender value of life insurance	14,226,314	12,546,761
Goodwill	1,909,150	1,909,150
Intangible assets — net	4,305,450	5,006,867
Other assets	8,284,227	7,400,335

Total assets	$1,507,664,767	$1,259,771,055

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003
		(Restated)
LIABILITIES:
Deposits:
Noninterest bearing	$328,325,741	$325,646,661
Interest bearing:
Money market and other	323,477,365	134,125,212
Savings deposits	118,856,820	157,502,612
Time deposits of $100,000 or more	407,100,231	348,646,862
Other time deposits	78,214,767	95,493,348

Total deposits	1,255,974,924	1,061,414,695

Borrowings from Federal Home Loan Bank	90,000,000	60,000,000
Accrued interest payable	3,411,609	3,291,150
Acceptances outstanding	7,447,983	4,340,037
Interest rate swaps — at fair value	149,349	—
Subordinated debentures	39,268,000	39,268,000
Other liabilities	10,158,345	8,885,651

Total liabilities	1,406,410,210	1,177,199,533

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—authorized, 40,000,000 shares; issued and outstanding, 23,333,338 and 23,120,178 shares at December 31, 2004 and 2003, respectively	23,333	23,120
Capital surplus	44,902,604	43,046,200
Deferred compensation	(2,556)	(10,222)
Retained earnings	56,848,237	39,566,995
Accumulated other comprehensive income (loss), net	(517,061)	(54,571)

Total stockholders’ equity	101,254,557	82,571,522

Total liabilities and stockholders’ equity	$1,507,664,767	$1,259,771,055

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)
INTEREST INCOME:
Interest and fees on loans	$68,215,046	$51,428,842	$41,902,027
Interest on securities	5,037,725	5,767,834	5,016,644
Interest on interest rate swaps	3,107,895	3,432,139	990,213
Interest on federal funds sold and other investments	710,323	795,846	661,650

Total interest income	77,070,989	61,424,661	48,570,534

INTEREST EXPENSE:
Interest on deposits	15,510,951	12,773,221	10,606,208
Interest on subordinated debentures	2,341,658	1,550,806	1,360,545
Interest on other borrowings	832,985	1,609,291	1,497,110

Total interest expense	18,685,594	15,933,318	13,463,863

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	58,385,395	45,491,343	35,106,671

PROVISION FOR LOAN LOSSES	3,900,000	5,250,000	2,790,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	54,485,395	40,241,343	32,316,671

NON-INTEREST INCOME:
Service charges on deposit accounts	7,640,155	7,677,881	6,333,629
International service fees	2,893,698	2,727,444	2,714,246
Loan servicing fees, net	1,202,912	853,862	762,496
Wire transfer fees	1,379,745	1,088,840	974,872
Other income and fees	3,108,868	2,695,871	2,637,379
Net gains on sales of SBA loans	5,537,972	3,734,579	2,418,801
Net gains on sales of other loans	195,658	132,532	—
Net gains on sales of securities available for sale	743,423	1,087,036	1,012,929
Net gains (losses) on sales of premises and equipment	(7,965)	(74,308)	50,339
Net gains on sales of other real estate owned	—	77,521	29,963
Net gains (losses) on interest rate swaps	(381,852)	80,121	441,976
Loan referral income	1,012,883	—	—
Other than temporary impairment on securities	(2,592,692)	—	(189,000)

Total non-interest income	20,732,805	20,081,379	17,187,630

NON-INTEREST EXPENSES:
Salaries and employee benefits	22,184,332	20,546,218	17,921,034
Occupancy	6,212,704	5,387,456	4,655,246
Furniture and equipment	1,912,766	1,582,039	1,530,045
Advertising and marketing	1,854,992	1,391,998	1,522,579
Change in discount on cash surrender value of life insurance	(1,426,000)	345,000	1,411,000
Communications	684,508	630,891	579,937
Data processing	2,399,829	2,087,462	1,699,399
Professional fees	2,482,599	1,425,713	1,119,947
Office supplies and forms	459,778	447,093	359,232
Other	5,213,670	4,326,424	3,511,684

Total non-interest expenses	41,979,178	38,170,294	34,310,103

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)
INCOME BEFORE INCOME TAX PROVISION AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$33,239,022	$22,152,428	$15,194,198

INCOME TAX PROVISION	13,456,994	8,424,665	5,535,780

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	19,782,028	13,727,763	9,658,418

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	4,192,334

NET INCOME	$19,782,028	$13,727,763	$13,850,752

EARNINGS PER SHARE ON INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$0.85	$0.62	$0.44
Diluted	$0.80	$0.59	$0.42

EARNINGS PER SHARE — CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$—	$—	$0.19
Diluted	$—	$—	$0.18

EARNINGS PER SHARE ON NET INCOME
Basic	$0.85	$0.62	$0.63
Diluted	$0.80	$0.59	$0.60

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss), net	Income
BALANCE, JANUARY 1, 2002 (as previously reported)	22,291,348	$22,291	$32,972,830		$22,075,612	$356,674

Restatement for prior period adjustments	—	—	—		(194,940)	—

BALANCE, JANUARY 1, 2002 (restated)	22,291,348	22,291	32,972,830		21,880,672	356,674

Stock warrants exercised	241,800	242	725,610
Stock options exercised	62,708	63	100,545
Stock repurchased	(1,214,596)	(1,215)	(879,368)		(5,483,024)
Cash dividends declared ($0.10 per share)					(2,185,022)
Comprehensive income:
Net income (restated)					13,850,752		$13,850,752
Other comprehensive income:
Change in unrealized gain on securities available for , net of tax						345,965	345,965
Change in unrealized gains on interest-only strips, net of tax						20,410	20,410
Change in unrealized gain on interest rate swaps, net of tax						1,801,683	1,801,683

Total comprehensive income (restated)							$16,018,810

BALANCE, DECEMBER 31, 2002 (restated)	21,381,260	$21,381	$32,919,617	$-	$28,063,378	$2,524,732

Stock warrants exercised	105,100	105	341,919
Stock options exercised	777,440	778	1,448,120
Issuance of restricted stock	4,000	4	22,996	(23,000)
Amortization of restricted stock				12,778
Stock issuance for acquisition	852,378	852	7,999,148
Tax benefit from stock options exercised			314,400
Cash dividends declared ($0.10 per share)					(2,224,146)
Comprehensive income:
Net income (restated)					13,727,763		$13,727,763
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(1,585,022)	(1,585,022)
Change in unrealized gain on interest-only strips, net of tax						26,871	26,871
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,021,152)	(1,021,152)

Total comprehensive income (restated)							$11,148,460

BALANCE, DECEMBER 31, 2003 (restated)	23,120,178	$23,120	$43,046,200	$(10,222)	$39,566,995	$(54,571)

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

						Accumulated
	Number of					Other
	Shares	Common	Capital	Deferred	Retained	Comprehensive	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	Income (Loss), Net	Income
BALANCE, JANUARY 1, 2004 (restated)	23,120,178	$23,120	$43,046,200	$(10,222)	$39,566,995	$(54,571)
Stock options exercised	213,160	213	1,128,708
Tax benefit from stock options exercised			727,696
Amortization of restricted stock				7,666
Cash dividends declared ($0.11 per share)					(2,500,786)
Comprehensive income:
Net income					19,782,028		$19,782,028
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						473,417	473,417
Change in unrealized gain interest-only strips, net of tax						18,379	18,379
Change in unrealized gain (loss) on interest rate swaps, net of tax						(954,286)	(954,286)

Total comprehensive income							$19,319,538

BALANCE, DECEMBER 31, 2004	23,333,338	$23,333	$44,902,604	$(2,556)	$56,848,237	$(517,061)

See accompanying notes to consolidated financial statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,782,028	$13,727,763	$13,850,752
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	3,300,685	1,640,559	1,112,075
Provision for loan losses	3,900,000	5,250,000	2,790,000
Provision for losses on other real estate owned	—	—	16,414
Proceeds from sales of loans	91,968,437	58,737,298	47,626,094
Originations of loans held for sale	(87,037,833)	(52,459,554)	(47,886,970)
Net gains on sales of loans	(5,733,630)	(3,867,111)	(2,418,801)
Net gains on sales of other real estate owned	—	(77,521)	(29,963)
Net gains on sales of securities available for sale	(743,423)	(1,087,036)	(1,012,929)
Net change in cash surrender value of life insurance	(1,679,553)	(213,724)	1,096,925
Net losses (gains) on sales of premises and equipment	7,965	74,308	(50,339)
Net losses (gains) on interest rate swaps	381,852	(80,121)	(441,976)
FHLB stock dividends	(186,900)	(202,100)	(65,800)
Changes in accrued interest receivable	(405,657)	(297,918)	(952,726)
Deferred income taxes	(1,027,522)	(948,818)	(3,225,597)
Other than temporary impairment on securities	2,592,692	—	189,000
Change in other assets	(1,661,390)	(4,472,373)	(476,608)
Change in accrued interest payable	120,459	112,889	(345,094)
Change in interest-only strips	(265,252)	(245,094)	(8,894)
Change in other liabilites	1,208,751	(661,572)	3,245,675
Cumulative effect of a change in accounting principle	—	—	(4,192,334)

Net cash from operating activities	24,521,709	14,929,875	8,818,904

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(226,140,100)	(213,064,536)	(218,085,324)
Purchase of premises and equipment	(2,086,609)	(3,201,615)	(800,141)
Purchase of bank owned life insurance	—	—	(3,000,000)
Purchase of securities available for sale	(74,839,685)	(88,109,223)	(105,570,969)
Purchase of Federal Reserve Bank stock	(540,000)	(299,835)	(45,165)
Purchase of FHLB stocks	(1,011,000)	(2,388,600)	(3,450,900)
Purchase of interest-bearing deposits with other financial institutions	—	—	(4,850,000)
Proceeds from sales of premises and equipment	35,192	323,511	40,200
Proceeds from sales of securities available for sale	26,423,702	22,404,291	45,571,112
Proceeds from matured or called securities held to maturity	—	793,535	1,662,949
Proceeds from matured or called securities available for sale	40,066,709	43,489,985	25,151,503
Proceeds from sales of other real estate owned	—	166,805	131,759
Proceeds from maturities of interest-bearing deposits with other financial institution	—	95,000	5,242,000
Proceeds from redemption of FHLB stock	1,091,500	1,678,700	—
Net cash received from Industrial Bank of New York acquisition	—	—	47,040,576
Net cash received from Korea Exchange Bank of New York acquisition	—	5,284,954	—
Net cash received from Asiana acquisition	—	5,883,565	—

Net cash from investing activities	(237,000,291)	(226,943,463)	(210,962,400)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	194,560,229	168,481,133	177,529,160
Payments for retirement of subordinated notes	—	—	(4,300,000)
Payments of cash dividends	(2,436,844)	(2,182,699)	(1,648,785)
Payments for stock repurchased	—	—	(6,363,607)
Payments for FHLB borrowings	(50,000,000)	(5,000,000)	—
Proceeds from issuance of subordinated debentures	—	20,620,000	8,248,000
Proceeds from FHLB borrowings	80,000,000	—	60,000,000
Proceeds from exercise of warrants	—	342,025	725,852
Proceeds from exercise of stock options	1,128,921	1,448,898	100,608

Net cash from financing activities	223,252,306	183,709,357	234,291,228

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,773,724	(28,304,231)	32,147,732

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	76,438,497	104,742,728	72,594,996

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,212,221	$76,438,497	$104,742,728

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$18,565,135	$15,820,429	$13,808,957
Income taxes paid	$13,593,095	$11,537,485	$5,288,900

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$—	$15,601	$80,636
Acquisitions
Fair value of non-cash assets acquired	—	72,149,596	2,504,093
Fair value of liabilities assumed	—	76,352,298	49,544,669
Purchase price of acquisitions	—	8,000,000	—
Goodwill created	—	1,034,183	—

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (the “Bancorp”) and its wholly owned subsidiaries, principally Nara Bank (“Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiaries, Nara Loan Center, a New Jersey corporation organized in 2000 and Nara Real Estate Trust, which is a Maryland real estate investment trust. Nara Loan Center is a loan production office, generating mostly SBA loans. Nara Real Estate Trust holds only loans secured by real estate.

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

The Bank, previously a national association converted to a California State-chartered bank on January 3, 2005, maintains 16 branch operations and eight loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, Atlanta, Virginia, Denver, Dallas and surrounding areas. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate and trade activities and its investment portfolio.

On August 25, 2003, the Company purchased Asiana Bank at a price of $8 million. Nara Bancorp issued approximately 852,000 shares of common stock for this acquisition and Asiana was merged with and into the Bank. Asiana Bank had two branches in Northern California: one branch in Silicon Valley and one branch in Oakland. Both branches have been closed and consolidated into the Bank’s existing branch in both locations. The Bank acquired approximately $22.4 million in net loans and assumed approximately $29.3 million in deposits.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, federal funds sold and term federal funds sold, all of which have original maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased. The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve requirement balance was approximately $3,291,000 at December 31, 2004 and approximately $4,803,000 at December 31, 2003.

Securities— Securities are classified into one of two categories and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)	Securities not classified as held-to-maturity securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities are calculated using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Realized other than temporary impairment losses are calculated using the period end fair value of the specific security identified.

Derivative Financial Instruments and Hedging Transactions— As part of the Company’s asset and liability management strategy, it may enter into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest margin. During 2002, the Company entered into eight interest rate swap agreements. The objective for the interest rate swaps is to manage asset and liability positions in connection with the Company’s overall strategy of minimizing the impact of interest rate fluctuations on its interest rate margin. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. No interest rate swap or derivative contracts were entered into during 2004 and 2003.

The interest rate swaps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows the Company receives from certain of its variable rate loans indexed to Prime. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of noninterest income.

Loans— Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest on loans is credited to income as earned and is accrued only if deemed collectible. A loan is placed on non-accrual status when it is 90 days or more delinquent, unless it is well-secured and in the process of collection, or if we believe that the collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Nonrefundable fees, net of certain direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.

Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company typically sells the guaranteed portion of the SBA loan and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the previous carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable — net of allowance for loan losses in the accompanying consolidated statements of financial condition. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. The market rate is used to determine the servicing costs. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $1,782,576, $1,121,326, and $1,187,630 of servicing assets during 2004, 2003, and 2002, respectively, and amortized $ 857,230, $457,001, and $291,254, during the years ended December 31, 2004, 2003, and 2002,respectively.

Management periodically evaluates servicing assets for impairment. At December 31, 2004, the fair value of servicing assets was determined using a weighted-average discount rate of 7.6% and prepayment speed of 11.5%. At December 31, 2003, the fair value of servicing assets was determined using a weighted-average discount rate of 6.9% and a prepayment speed of 11.4%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $4,517,000 and $3,376,000 at December 31, 2004 and 2003, respectively on serviced loans totaling $194,419,000 and $142,360,000 at December 31, 2004 and 2003.

The estimated annual amortization of servicing assets as of December 31, 2004, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
2005	612,157
2006	523,602
2007	444,855
2008	374,929
2009	313,021
Thereafter	1,399,897

$3,668,461

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

Allowance for Loan Losses— The allowance for loan losses is a valuation allowance for probable incurred losses that are inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the

Company does not separately identify individual consumer and residential loans for impairment disclosures.

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Upon disposition of an impaired loan, any unpaid balance is charged off to the allowance for loan losses.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, and range from 3 to 5 years for furniture, fixtures and equipment.

Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements up to 40 years, whichever is shorter. An accelerated method of depreciation is followed, as appropriate, for federal income tax purposes.

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. There was no other real estate owned at December 31, 2004 and 2003.

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

In connection with the transitional impairment evaluation required by SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. The Company also tested goodwill for impairment as of December 31, 2004, 2003 and 2002, noting no impairment in recorded goodwill of $1,909,150, $1,909,150 and $874,967, respectively.

At December 31, 2001, the Company had negative goodwill (the amount by which the fair value of assets acquired and liabilities assumed exceeds the cost of an acquired company) of $4,192,334. In accordance with SFAS No. 142, such amount was recognized in the consolidated statement of income as a cumulative effect of a change in accounting principle on January 1, 2002. The recognition of negative goodwill is not tax effected, as no deferred taxes were allocated to it in the initial purchase accounting.

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

Employee Stock Ownership Plan (ESOP) – Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings.

Restricted Stock Awards — The Company has previously provided a restricted stock award to an employee. Under the terms of the plan, 4,000 shares have been awarded to the participant. The shares were awarded at the market price of the Company’s common stock on the date of award and the shares vested over 3 years on a straight-line basis. Shares are earned and compensation expense has been recorded over the vesting period of the award. During 2004 and 2003, 1,333 shares in each year were earned under the plan, resulting in compensation expense of $7,666 and $12,778, respectively. Unearned shares are reflected as “deferred compensation” in the consolidated statement of financial condition. All shares have been restated for stock splits.

Earnings per Share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

Stock Split—On February 14, 2003 and on May 17, 2004, Nara Bancorp announced that its Board of Directors approved a two-for-one stock split of its common stock, effected in the form of a 100% stock dividend. The 2004 stock dividend was distributed on June 15, 2004 to stockholders of record on the close of business on May 31, 2004. The effect of these dividends is that stockholders received one additional share of Nara Bancorp common stock for each share owned. All share and per share information have been restated to reflect the stock splits.

Bank Owned Life Insurance — The Company has purchased life insurance policies on certain key executives and directors. Bank owned life insurance(“BOLI”) is recorded at the lower of cash surrender value, or the amount that can be effectively realized at the balance sheet date.

Comprehensive Income — Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholder’s equity, net of tax.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2004 and 2003, the Company has recorded an accrued liability of $120,000 and $ 0 for litigation settlements.

Fair Values of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments — Internal financial information is primarily reported and aggregated in three lines of business, banking, trade finance service, and SBA lending services.

Stock-Based Compensation — SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employees compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the grant price.

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31
	2004	2003	2002
		(Restated)	(Restated)
Before cumulative effect of a change in accounting principle:

Income before cumulative effect of a change in accounting principle — as reported	$19,782,028	$13,727,763	$9,658,418
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards—net of related tax effects	(1,031,447)	(693,193)	(216,398)

Pro forma income before cumulative effect of a change in accounting principle	$18,750,581	$13,034,570	$9,442,020

EPS:
Basic—as reported	$0.85	$0.62	$0.44
Basic—pro forma	0.81	0.59	0.43

Diluted—as reported	$0.80	$0.59	$0.42
Diluted—pro forma	0.76	0.56	0.41

	2004	2003	2002
		(Restated)	(Restated)
After cumulative effect of a change in accounting principle:

Net income—as reported	$19,782,028	$13,727,763	$13,850,752
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards—net of related tax effects	(1,031,447)	(693,193)	(216,398)

Pro forma net income	$18,750,581	$13,034,570	$13,634,354

EPS:
Basic—as reported	$0.85	$0.62	$0.63
Basic—pro forma	0.81	0.59	0.62

Diluted—as reported	$0.80	$0.59	$0.60
Diluted—pro forma	0.76	0.56	0.59

The fair value of options granted and the pro forma effects are computed using Black Scholes option pricing models, using the following weighted-average assumptions as of the grant date.

	2004	2003	2002
Risk-free interest rate	3.7%	2.3%	5.0%
Expected option life (years)	5.7	4.1	5.0
Expected stock price volatility	38.0%	28.7%	35.2%
Dividend yield	0.5%	0.5%	0.5%

Weighted average fair value of options granted during the year	$6.39	$2.31	$2.16

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

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment of securities, accounting for derivative and hedging activities, determining the carrying value for cash surrender value of life insurance, disclosures about segment information, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and valuation allowances, the determination of the fair value of securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.

Recent Accounting Pronouncements— EITF Issue 03-1 entitled, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, contains accounting guidance regarding other-than temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods. (See discussion in Note 3 of the Notes to Consolidated Financial Statements related to fair value of securities available for sale.)

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified on or after January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future dates, as well as the vesting periods provided, and so the effect cannot currently be predicted.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. This standard applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. The effect of this new standard on the Company’s financial position and results of operations is not expected to be material upon adoption.

Reclassifications—Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

2.	RESTATEMENT

On March 30, 2005, the Bancorp filed a Form 8-K announcing that on February 23, 2005, a letter (the “Letter”) dated October 10, 2002 addressed to the former President and Chief Executive Officer of Nara Bancorp, Inc. (the “Company”) and signed by the former Chairman of the Board of the Company was brought to the attention of the Audit Committee. The Letter addressed the relinquishment of certain profit sharing rights held by the former President and Chief Executive Officer payable in 2003 and 2004 and the Letter further provided that Nara Bank, a wholly-owned subsidiary of the Company, purportedly agreed to reimburse the former President and Chief Executive Officer for certain automobile and country club expenses and to provide him with compensation for additional work to be performed after his retirement, all in an amount not to exceed the amount of profit sharing rights to be relinquished by him.

A special sub-committee of the Audit Committee of the Board of Directors of the Company (the “Subcommittee”) engaged independent counsel to conduct an investigation of matters relating to the Letter. The Subcommittee discovered that the amount the former President and Chief Executive Officer relinquished was approximately $600,000 in 2003 and $0 in 2004. The Subcommittee determined that the failure to disclose and account for the arrangement to reimburse certain expense amounts up to approximately $600,000 contemplated by the Letter had an effect on the Company’s previously issued consolidated financial statements for the years ended December 31, 2003 and 2002. The Subcommittee evaluated the error in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99. As a result thereof, on March 24, 2005, the Subcommittee concluded (and on March 25, 2005 the Board of Directors concurred) that the Company should restate its consolidated financial statements for the years ended December 31, 2003 and 2002 and, accordingly, the previously issued financial statements and the related independent auditors reports thereon for the years ended December 31, 2003 and 2002 should no longer be relied upon. The Subcommittee discussed this conclusion with the Company’s independent registered public accounting firm for 2004 as well as its former independent registered public accounting firm for 2003 and 2002. Additionally, the Subcommittee engaged its current independent registered public accounting firm to re-audit the Company’s 2003 and 2002 consolidated financial statements.

On March 30, 2005, the Company announced in a current report on Form 8-K that it was restating its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. In the course of the re-audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional errors were also identified (i.e., other than the one relating to the Letter) in the Company’s consolidated financial statements for 2003 and 2002. Specifically, errors were identified in accounting for bank owned life insurance, lease arrangements under which the Company occupies its premises, incentive compensation, profit sharing and bonus payments to certain employees and various other accounting matters. Accordingly, the Company’s 2003 and 2002 consolidated financial statements and previously released information for 2004 are restated for these accounting errors.

The financial information as of and for the years ending December 31, 2003 and 2002 included herein are labeled “restated” as they have been revised from the amounts previously filed for the years ended December 31, 2003 and 2002 on Form 10-Ks. We have not amended and we do not expect to amend our Annual Reports on Form 10-K for the fiscal years ended December 31, 2003 and 2002 or the Quarterly Reports on Form 10-Q for the interim quarters ended March 31, June 30 and September 30, of 2004,2003 and 2002, which are affected by the restatement.

The results of this restatement are reflected in the consolidated financial statements and related notes to consolidated financial statements. As presented in the consolidated statement of changes in stockholders’ equity, retained earnings was reduced by $194,940 to $21,880,672 as of January 1, 2002 to reflect the impact this restatement has on the previously reported January 1, 2002 retained earnings balance of $22,075,612. The following tables reflect the impact of this restatement by financial statement line in the Company’s consolidated statement of financial condition as of December 31, 2003 and the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002. Unaudited amounts are also presented for the impact of the restatement on all of the quarters of 2004 and 2003.

Effect on December 31, 2003 consolidated statement of financial position (in thousands):

Increase
Consolidated statement of financial condition caption	(Decrease)
Premises and equipment — net	$(347)
Cash surrender value of life insurance	(1,756)
Intangible assets – net	152
Other assets	(151)
Deferred income taxes	1,845

Total assets	$(257)

Other liabilities	$2,168
Retained earnings	(2,425)

Total liabilities and stockholders’ equity	$(257)

     Effect on previously reported operating results for the years ended December 31, (in thousands except per share data):

	2004	2003	2002
	Increase	Increase	Increase
Consolidated statements of income caption	(Decrease)	(Decrease)	(Decrease)
Non-interest income	$109	$233	$(189)
Non-interest expenses	(676)	1,260	2,697
Income before income tax provision and cumulative effect of a change in accounting principle	785	(1,027)	(2,886)
Income tax provision	284	(442)	(1,241)
Income before cumulative effect of a change in accounting principle	501	(585)	(1,645)
Net income	501	(585)	(1,645)
Earnings per share on income before cumulative effect of a change in accounting principle, basic	0.02	(0.03)	(0.08)
Earnings per share on income before cumulative effect of a change in accounting principle, diluted	0.02	(0.03)	(0.07)
Earnings per share on net income, basic	0.02	(0.03)	(0.08)
Earnings per share on net income, diluted	0.02	(0.02)	(0.07)

     Effect on previously reported operating results for the quarters ended (in thousands except per share data):

	(Unaudited)
	Mar 2004	June 2004	Sept 2004	Dec 2004
	Increase	Increase	Increase	Increase
Consolidated statement of income caption	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Non-interest income	$27	$27	$27	$28
Non-interest expense	1,109	320	(315)	(1,790)
Income before income tax provision and cumulative effect of a change in accounting principle	(1,082)	(293)	342	1,818
Income tax provision	(479)	(140)	134	769
Income before income tax provision and cumulative effect of a change in accounting principle	(603)	(153)	208	1,049
Net income	(603)	(153)	208	1,049
Earnings per share on net income, basic	(0.03)	(0.01)	0.01	0.05
Earnings per share on net income, diluted	(0.02)	(0.01)	0.01	0.04

	(Unaudited)
	Mar 2003	June 2003	Sept 2003	Dec 2003
	Increase	Increase	Increase	Increase
Consolidated statement of income caption	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Non-interest income	—	233	—	—
Non-interest expense	998	(112)	355	19
Income before income tax provision and cumulative effect of a change in accounting principle	(998)	345	(355)	(19)
Income tax provision	(429)	149	(153)	(9)
Income before cumulative effect of a change in accounting principle	(569)	196	(202)	(10)
Net income	(569)	196	(202)	(10)
Earnings per share on net income, basic	(0.03)	0.01	(0.01)	—
Earnings per share on net income, diluted	(0.02)	0.01	(0.01)	—

3.	SECURITIES

The following is a summary of securities at December 31:

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Debt securities:
U.S. Government agency	$62,657,264	$32,808	$(177,687)	$62,512,385
Collateralized mortgage obligations	23,734,678	21,260	(626,750)	23,129,188
Mortgage-backed securities	26,751,145	91,842	(268,195)	26,574,792
Municipal bonds	9,578,014	210,447	(4,917)	9,783,544
Corporate debt securities	3,980,179	2,823	(2)	3,983,000

Total debt securities	126,701,280	359,180	(1,077,551)	125,982,909

Government sponsored enterprise preferred stocks	7,403,039	—	—	7,403,039

	$134,104,319	$359,180	$(1,077,551)	$133,385,948

Held to Maturity
Corporate debt securities	$2,001,071	$86,646	$—	$2,087,717

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale

Debt securities:
U.S. Government agency	$26,743,525	$220,715	$(60,926)	$26,903,314
Collateralized mortgage obligations	34,123,450	98,976	(530,539)	33,691,887
Mortgage-backed securities	30,292,533	101,392	(295,467)	30,098,458
Municipal bonds	22,932,514	418,037	(98,046)	23,252,505
Corporate debt securities	2,968,342	78,032	—	3,046,374

Total debt securities	117,060,364	917,152	(984,978)	116,992,538
Government sponsored enterprise preferred stocks	10,859,524	—	(1,439,574)	9,419,950

	$127,919,888	$917,152	$(2,424,552)	$126,412,488

Held to Maturity
Corporate debt securities	$2,001,493	$147,414	$—	$2,148,907

For the years ended December 31, 2004, 2003, and 2002, proceeds from sales of securities available for sale amounted to $26,423,702, $22,404,291, and $45,571,112, respectively. Gross realized gains from the sales of securities available for sale amounted to $743,423, $1,087,036, and $1,434,966 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no gross realized losses from sales during 2004 and 2003. Gross realized losses from the sale of securities available for sale was $422,037 in 2002.

The amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

		Estimated
	Amortized	Fair
	Cost	Value
Available for sale:
Due within one year	$2,003,128	$2,013,730
Due after one year through five years	47,455,240	47,403,465
Due after five years through ten years	14,025,518	13,952,989
Due after ten years	12,731,571	12,908,745
Collaterized mortgage obligations	23,734,678	23,129,188
Mortage-backed securities	26,751,145	26,574,792
Government sponsored enterprise preferred stocks	7,403,039	7,403,039

	$134,104,319	$133,385,948

Held to maturity:
Due within one year	$999,891	$1,029,513
Due after one year through five years	1,001,180	1,058,204

	$2,001,071	$2,087,717

Securities with amortized cost of approximately $98.8 million and $102.9 million at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003.

At December 31, 2004:	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government agency	$50,480,671	$(177,687)	$—	$—	$50,480,671	$(177,687)
Collaterized mortgage obligations	13,000,814	(347,108)	6,725,341	(279,642)	19,726,155	(626,750)
Mortgage-backed securities	9,462,621	(92,850)	5,918,171	(175,345)	15,380,792	(268,195)
Municipal bonds	418,229	(4,917)	—	—	418,229	(4,917)
Corporate debt securities	1,998,000	(2)	—	—	1,998,000	(2)

	$75,360,335	$(622,564)	$12,643,512	$(454,987)	$88,003,847	$(1,077,551)

At December 31, 2003:	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Government agency	$11,678,847	$(60,926)	$—	$—	$11,678,847	$(60,926)
Collaterized mortgage obligations	21,938,631	(530,539)	—	—	21,938,631	(530,539)

Mortgage-backed securities	21,274,834	(295,467)	—	—	21,274,834	(295,467)

Municipal bonds	4,825,785	(90,153)	1,154,556	(7,893)	5,980,341	(98,046)
Government sponsored enterprise preferred stocks	9,419,950	(1,439,574)	—	—	9,419,950	(1,439,574)

	$69,138,047	$(2,416,659)	$1,154,556	$(7,893)	$70,292,603	$(2,424,552)

The unrealized losses were created due to what we believe is a temporary condition, mainly fluctuations in interest rates and do not reflect a deterioration of credit quality of the issuers. For the year-ended December 31, 2004 and 2003, we did not have any sales of investment securities resulting in realized losses. During 2004, we recognized $2.6 million in impairment charges related to other than temporary declines in market values for government sponsored enterprise preferred stocks. We also recognized $189,000 in impairment charges related to other than temporary declines in market values for Lucent Technology corporate notes during 2002. We did not record any other than temporary declines in market values in 2003.

4.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2004	2003
Commercial loans	$441,940,400	$360,249,502
Real estate loans	717,746,940	575,930,182
Consumer and other loans	64,844,647	63,323,101

	1,224,531,987	999,502,785
Unamortized deferred loan fees—net of costs	(2,797,514)	(2,164,436)
Allowance for loan losses	(14,626,760)	(12,470,735)

Loans receivable—net	$1,207,107,713	$984,867,614

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2004	2003	2002
Balance, beginning of year	$12,470,735	$8,457,917	$6,709,575
Provision for loan losses	3,900,000	5,250,000	2,790,000
Allowance acquired in business acquisition	—	668,830	—
Loans charged off	(2,544,592)	(2,415,719)	(2,413,888)
Recoveries of charge-offs	800,617	509,707	1,372,230

Balance, end of year	$14,626,760	$12,470,735	$8,457,917

At December 31, 2004 and 2003, the Company had classified $2,818,000 and $4,885,000, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $797,000 and $1,588,000, respectively. There were no impaired loans without specific loss allocations. The average recorded investment in impaired loans during the years ended December 31, 2004, 2003, and 2002 was $4,151,000, $2,993,000, and $2,005,000, respectively. At December 31, 2004, loans on non-accrual status totaled $2,679,000, compared to $4,855,000 at December 31, 2003. Interest income of $118,000, $115,000, and $125,000 was recognized on impaired loans during the years ended December 31, 2004, 2003, and 2002, respectively, all of which was received in cash. At December 31, 2004, there were no loans past due more than 90 days and still accruing interest, compared to $209,000 at December 31, 2003.

The following is an analysis of loans to executive officers, directors and related parties of the Bank and its affiliates for the years ended December 31, 2004 and 2003.

	2004	2003
Outstanding balance, beginning of year	$642,444	$1,294,453
Repayments	(257,437)	(652,009)

Outstanding balance, end of year	$385,007	$642,444

5.	PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2004	2003
		(Restated)
Furniture, fixtures and equipment	$7,472,532	$6,741,483
Leasehold improvement in process	83,732	—
Leasehold improvements	6,727,047	5,902,723

	14,283,311	12,644,206
Accumulated depreciation and amortization	(7,413,758)	(6,225,540)

	$6,869,553	$6,418,666

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $1,593,000, $1,270,000, and $1,150,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	GOODWILL AND INTANGIBLES

In October 1998, the Company purchased a branch of Korea Exchange Bank of New York (“KEBNY”) and recorded goodwill of $1.1 million and a core deposit intangible of $881 thousand. Through December 31, 2001, the goodwill and core deposit intangible were being amortized over estimated useful lives of 15 and 10 years, respectively. The goodwill was being amortized on a straight-line basis, and the core deposit intangible was being amortized on an accelerated basis. On January 1, 2002, the Company adopted SFAS No. 142, and as a result, no longer amortizes goodwill but will test it at least annually for impairment. The Company will continue to amortize the core deposit intangible over its original estimated useful life of 10 years.

In November 2002, the Company purchased certain loans and deposits from Industrial Bank of Korea New York (“IBKNY”) and recorded a core deposit intangible of $1.2 million. The Company is amortizing the core deposit intangible over an estimated useful life of 10 years on an accelerated basis.

In August 2003, the Company purchased Asiana Bank (“Asiana”) at a price of $8.0 million in common stock, and recorded goodwill of approximately $1.0 million and a core deposit intangible of $1.0 million. The Company is amortizing the core deposit intangible over an estimated useful life of 10 years on an accelerated basis.

In October 2003, the Company purchased certain loans and deposits from Korea Exchange Bank’s Broadway branch in New York (“KEB, Broadway”) and recorded a core deposit intangible of approximately $2.7 million, which is being amortized over an estimated useful life of 10 years on an accelerated basis.

Following is a summary of the Company’s intangible assets at December 31:

	2004		2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
				(Restated)
Goodwill:
Goodwill — KEBNY	$1,116,975	$(242,008)	$1,116,975	$(242,008)
Goodwill — Asiana	1,034,183	—	1,034,183	—

Total	$2,151,158	$(242,008)	$2,151,158	$(242,008)

Intangible assets:
Core deposit — KEBNY	$881,180	$(675,768)	$881,180	$(572,884)
Core deposit — IBKNY	1,187,309	(282,366)	1,187,309	(137,750)
Core deposit — Asiana	1,018,314	(166,965)	1,018,314	(41,490)
Core deposit — KEB, Broadway	2,726,095	(382,349)	2,726,095	(53,907)

Total	$5,812,898	$(1,507,448)	$5,812,898	$(806,031)

For the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization expense of approximately $701,000, $332,000 and $122,000, respectively, related to core deposit intangibles. The estimated annual amortization as of December 31, 2004, for each of the succeeding five fiscal years is indicated in the table below:

	2005	2006	2007	2008	2009
Core deposit — KEBNY	$94,232	$66,940	$34,182	$10,058	$—
Core deposit — IBKNY	144,859	144,859	144,859	144,859	142,827
Core deposit — Asiana	132,118	132,118	132,118	125,612	110,649
Core deposit — KEB, Broadway	345,797	345,797	345,797	342,465	323,777

Total	$717,006	$689,714	$656,956	$622,994	$577,253

     The Company tested goodwill for impairment as of December 31, 2004, 2003 and 2002 and determined that there was no impairment.

7.	DEPOSITS

The scheduled maturities of time deposits are as follows at December 31, 2004 for the years ending December 31,

2004
2005	$461,822,048
2006	13,024,763
2007	9,930,568
2008	100,000
2009	341,044
Thereafter	96,575

$485,314,998

Interest expense for certificates of deposit of $100,000 or more amounted to $6,572,103, $6,422,323, and $5,177,395 in 2004, 2003, and 2002, respectively.

Included in time deposits of $485.3 million were $45.1 million in brokered deposits at December 31, 2004 compared with $57.2 million at December 31, 2003, and $65.0 million in California State Treasurers’ deposits at December 31, 2004 compared with $50.0 million at December 31, 2003. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations.

8.	FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Company may take advances. The terms of this credit facility require the Company to pledge with the FHLB eligible collateral of at least 100% of outstanding advances.

At December 31, 2004 and 2003, securities with amortized cost of approximately $16.9 million and $40.2 million, respectively, were pledged as collateral for borrowings from the FHLB. Additionally, at December 31, 2004 and 2003, real estate secured loans with a book value of $745.7 million and $294.4 million, respectively, were also pledged as collateral for borrowings from the FHLB. We also have an available borrowing line with the FHLB for up to 25% of our total assets.

At December 31, 2004 and 2003, these borrowings had a weighted-average interest of 2.8% and 2.1%, respectively, and have various maturities through December 2007. All borrowings as of December 31, 2004 have fixed rates ranging from 1.7% to 6.7%.

At December 31, 2004, the contractual maturities of FHLB borrowings are as follows:

Year Ended December 31
2005	$77,000,000
2006	—
2007	13,000,000

$90,000,000

9.	SUBORDINATED DEBENTURES

At December 31, 2004, five wholly-owned subsidiary grantor trusts established by Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of the Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, and December 17, 2008 with respect to Nara Statutory Trust V unless certain events have occurred. During March of 2004 and November of 2002, $20 million in total, $10 million each, of the total proceeds from the issuance of the Trust Securities was injected into Nara Bank, as permanent capital.

The following table is a summary of trust preferred securities and debentures at December 31, 2004:

		Trust
	Issuance	Preferred	Debentures			Rate at
Issuance Trust	Date	Security Amount	Amount	Rate Type	Initial Rate	12/31/04
Nara Bancorp Capital Trust I	3/28/2001	$10,000,000	$10,400,000	Fixed	10.18%	10.18%
Nara Statutory Trust II	3/26/2002	8,000,000	8,248,000	Variable	5.59%	6.15%
Nara Capital Trust III	6/5/2003	5,000,000	5,155,000	Variable	4.44%	5.64%
Nara Statutory Trust IV	12/22/2003	5,000,000	5,155,000	Variable	4.02%	5.51%
Nara Statutory Trust V	12/17/2003	10,000,000	10,310,000	Variable	4.12%	5.45%

TOTAL ISSUANCE		$38,000,000	$39,268,000

The first offering was completed on March 28, 2001 and raised $10,000,000 through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344,000 in issuance costs, which are being amortized over the term of these securities.

The second offering was completed on March 26, 2002 and raised $8,000,000 through Trust II, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.60% and is paid quarterly. For the period beginning on September 26, 2004 to December 25, 2004, the interest rate on the trust preferred securities was 5.55%, paid on December 26, 2004. For the period beginning on December 26, 2004 through March 25, 2005, the trust preferred securities bear the interest rate of 6.15% per annum. Prior to March 26, 2007, the interest rate cannot exceed 11.0%. The Company incurred $271,000 in issuance costs, which are being amortized over the term of these securities.

The third offering was completed on June 5, 2003 and raised $5,000,000 through Trust III, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 15, June 15, September 15 and December 15 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.15% and is paid quarterly. For the period beginning on September 15 to December 14, 2004, the interest rate on the trust preferred securities was 5.03%, paid on December 15, 2004. For the period beginning on December 15, 2004 through March 14, 2005, the trust preferred securities bear the interest rate of 5.64% per annum.

The fourth offering was completed on December 22, 2003 and raised $5,000,000 through Trust IV, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on January 7, April 7, July 7 and October 7 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.85% and is paid quarterly. For the period beginning on December 22, 2004 through March 21, 2005, the trust preferred securities bear the interest rate of 5.51% per annum.

The fifth offering was completed on December 17, 2003 and raised $10,000,000 through Trust V, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 17, June 17, September 17 and December 17 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.95% and is paid quarterly. For the period beginning on December 17, 2004 through March 16, 2005, the trust preferred securities bear the interest rate of 5.45% per annum.

Prior to the issuance of FIN No. 46R, the five wholly-owned grantor trusts were considered consolidated subsidiaries of Bancorp; the $18 million of trust preferred securities as of December 31, 2002 were included in the consolidated statements of financial condition, under the caption “Trust preferred securities,” and the retained common capital securities of the grantor trusts were eliminated against the Company’s investment in the issuer trusts. Distributions on the trust preferred securities were recorded as interest expense in the consolidated statements of income.

With the adoption of FIN No. 46R, Bancorp deconsolidated the five grantor trusts. As a result, the subordinated debentures issued by Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated statements of financial condition in the liabilities section at December 31, 2004 and 2003, under the caption “subordinated debentures.” The Company also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2004 and 2003 for the common capital securities issued by the issuer trusts and held by the Company.

On July 2, 2003, the Federal Reserve Board issued Supervisory Letter SR 03-13 clarifying that bank holding companies should continue to report trust preferred securities in accordance with current Federal Reserve Board instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve Board indicated they were reviewing the implications of any accounting treatment changes and, if necessary or warranted, they would provide appropriate guidance. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits. At December 31, 2004 and 2003, approximately $31.7 million and $25.2 million of the subordinated debentures were included in Tier 1 capital.

10.	INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
2004:
Federal	$10,339,022	$(750,258)	$9,588,764
State	4,145,494	(277,264)	3,868,230

	$14,484,516	$(1,027,522)	$13,456,994

2003: (restated)
Federal	$6,627,412	$(543,451)	$6,083,961
State	2,746,071	(405,367)	2,340,704

	$9,373,483	$(948,818)	$8,424,665

2002: (restated)
Federal	$5,884,156	$(1,835,311)	$4,048,845
State	2,877,221	(1,390,286)	$1,486,935

	$8,761,377	$(3,225,597)	$5,535,780

Year-end deferred tax assets and liabilities were due to the following.

	2004	2003
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$6,628,885	$5,627,323
Net operating loss carryforward	4,038,406	4,441,024
Investment securities impairment writedown	1,227,460	—
Lease expense	985,683	685,570
Discount on the cash surrender value of life insurance	156,232	832,546
Accrued compensation	673,219	726,359
Nonaccrual loan interest	226,603	147,471
Deferred compensation	480,694	580,113
Loan charge-offs	184,297	184,721
Mark to market on loans held for sale	191,942	174,564
Amortization of intangibles	355,420	380,006
Unrealized loss on securities available for sale	287,348	602,960
Unrealized loss on interest rate swaps	115,839	—

	15,552,028	14,382,657

Deferred tax liabilities:
Depreciation	(201,751)	(251,606)
FHLB stock dividends	(222,118)	(142,643)
Deferred loan costs	(774,778)	(426,270)
State taxes deferred and other	(221,301)	(257,807)
Unrealized gain on interest rate swaps	—	(520,354)
Unrealized gain on interest only strips	(58,478)	(46,225)

	(1,478,426)	(1,644,905)

Valuation allowance	—	—

Net deferred tax assets:	$14,073,602	$12,737,752

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2004	2003	2002
Statutory tax rate	35%	35%	35%
State taxes—net of federal tax benefits	7	7	6
Nontaxable income	(1)	(3)	(3)
Other	(1)	(1)	(1)

	40	38	37
Cumulative effect of a change in accounting principle	—	—	(8)

	40%	38%	29%

The summary of the Company’s net operating loss carryforwards are as follows:

	FEDERAL			STATE
	Remaining		Annual	Remaining		Annual *
	Amount	Expires	Limitation	Amount	Expires	Limitation
	(Dollars in thousands)
2004
Nara Ownership Change	$415,000	2009	$83,000	$373,000	2011	$83,000
Korea First Bank of New York	7,451,000	2019	497,000	—		—
Asiana	3,103,000	2013	348,000	1,465,000	2009	348,000

Total	$10,969,000		$928,000	$1,838,000		$431,000

2003
Nara Ownership Change	$498,000	2009	$83,000	$622,000	2011	$—
Korea First Bank of New York	7,948,000	2019	497,000	—		—
Asiana	3,451,000	2013	348,000	1,935,000	2009	—

Total	$11,897,000		$928,000	$2,557,000		$—

*	For 2003 and 2002, California suspended the use of net operating losses. During 2004, California reinstated the use of net operating losses, and the Company was able to utilize $719,000 of state net operating loss carryforwards during 2004.

11.	STOCKHOLDERS’ EQUITY AND STOCK OPTIONS AND WARRANTS

In August 2000, the Company raised additional capital of $6,900,000 through the issuance of 350,000 units, with each unit consisting of four shares of common stock plus a fully vested, immediately exercisable warrant to purchase an additional share of common stock. The warrant is a three-year warrant to purchase a share of common stock at a price of $11, if exercised within one year, $12 if exercised after one and within two years and $13 if exercised after two and within three years, from the date of grant. The exercise price was above the fair market value of the common stock at the date of grant. At December 31, 2004 and 2003 no warrants were outstanding.

The Company adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are exercisable in installments, which need not be equal, as shall be determined at the time of grant. Option prices may not be less than the fair market value of the Company’s common stock at the date of grant. The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of December 31, 2003. The Company has issued approximately 2,294,000 shares, net of forfeitures under this plan as of December 31, 2004. As of December 31, 2004, approximately 506,000 shares are available for future grants. After 10 years from grant, all unexercised options will expire.

Activity in the stock option plans is as follows for the years ended December 31:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
	of Shares	per Share	of Shares	per Share	of Shares	per Share
Options outstanding, beginning of year	2,973,124	$6.08	2,070,564	$2.41	1,923,288	$1.97
Options granted	90,000	16.27	1,720,000	8.65	240,000	5.75
Options forfeited	(126,000)	9.34	(40,000)	8.65	(30,016)	2.15
Options exercised	(213,160)	5.30	(777,440)	1.87	(62,708)	1.61

Options outstanding, end of year	2,723,964	$6.32	2,973,124	$6.08	2,070,564	$2.41

Options exercisable at year-end	1,328,764	$3.86	914,464	$1.79	1,487,220	$1.43

Options outstanding at year-end 2004 were as follows:

		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price
$0.64– $1.29	763,808	2.6 years	$1.28	763,808	$1.28
$2.14 - $4.75	168,656	6.3 years	4.23	136,656	4.27
$5.75 - $8.75	1,711,500	8.3 years	8.33	428,300	8.33
$15.50 - $17.80	80,000	9.3 years	16.08	—	—

	2,723,964	6.6 years	$6.32	1,328,764	$3.86

12.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2004 and 2003 amounted to $1,602,342 and $1,674,603, respectively, which are included in other liabilities. The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan. The Company has also purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Bank will be paid to beneficiaries named by the directors and officers. During the years ending December 31, 2003 and 2002, several of the split dollar life insurance agreements the Company had entered into precluded the Company from being able to fully realize the cash surrender value of the life insurance policies as of the balance sheet date, as the agreements required the Company to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, the Company recorded discounts of $345,000 and $1,411,000 for 2003 and 2002 on the cash surrender value of the split dollar life insurance policies to record the cash surrender value at the amount that can be effectively realized at the balance sheet date for the estimated present value of the cash surrender value based upon the estimated mortality dates of the split dollar participants. During the fourth quarter of 2004, the Company amended certain of the split dollar life insurance agreements in order to eliminate the requirement for the Company to continue to maintain the policies or replace them with comparable life insurance policies. Accordingly, in the fourth quarter of 2004, the Company reversed $1,426,000 of the discounts on the cash surrender value of the split dollar life insurance policies established in 2003 and 2002 . Expense recognized under the deferred compensation plan totaled $150,000, $149,000 and $144,000 for 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the cash surrender value of all policies, net of discounts of $330,000 and $1,756,000 was $14,226,314 and $12,546,761, respectively.

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching will be immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $349,983, $250,157, and $223,282 for 2004, 2003, and 2002, respectively.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents the total compensation of eligible employees. No shares of common stock were purchased for the ESOP during 2004 and 2002. The Company purchased 5,000 shares in 2003. The Company’s contribution and expense to the ESOP was approximately $232,000 and $138,000 for 2004 and 2002, respectively. No contribution to the ESOP was made in 2003. As of December 31, 2004 and 2003, the ESOP held 197,484 and 202,820 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2004 and 2003, 5,336 and 5,585 shares were withdrawn from the ESOP by participants who terminated their employment with the Company.

The Company accounts for its ESOP under AICPA Statement of Position (“SOP”) 93-6. Compensation expense is recorded based on the market price of the shares committed to be released for allocation to participant accounts and cash allocated to participant accounts. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2004, the future minimum rental commitments under these leases and other operating leases are as follows:

2005	$4,974,494
2006	4,649,736
2007	4,025,390
2008	3,707,493
2009	3,270,343
Thereafter	21,127,803

$41,755,259

Rental expense recorded under such leases in 2004, 2003, and 2002 amounted to approximately $4,029,000 $ 3,734,000 and $ 3,115,000, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. While the Company is defending legal claims and counter claims of approximately $22.5 million, in management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position, results of operations and cash flows of the Company. As of December 31, 2004 and 2003, the Company has recorded an accrued liability of $120,000 and $ 0 for litigation settlements.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit and other commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.

Commitments at December 31, 2004 are summarized as follows:

Commitments to extend credit	$151,725,506
Standby letters of credit	22,107,778
Other commercial letters of credit	29,035,374

$202,868,658

Commitments and letters of credit generally have variable rates that are tied to the prime rate. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payment for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2004 and 2003.

14.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates are made at a discrete point in time based on relevant market data information about the financial instruments and other factors. The fair value estimates have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2004, 2003, and therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

	December 31, 2004
	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$87,212,221	$87,212,221
Securities available for sale	133,385,948	133,385,948
Securities held to maturity	2,001,071	2,087,717
Interest-only strips	714,046	714,046
Loans held for sale	4,729,911	5,136,066
Loans receivable—net	1,207,107,713	1,207,882,713
Federal Home Loan Bank stock	4,801,800	4,801,800
Federal Reserve Bank stock	1,803,300	1,803,300
Accrued interest receivable	5,124,017	5,124,017
Customers’ liabilities on acceptances	7,447,983	7,447,983

Liabilities:
Noninterest-bearing deposits	$(328,325,741)	$(328,325,741)
Saving and other interest bearing demand deposits	(442,334,185)	(442,334,185)
Time deposits	(485,314,998)	(485,656,863)
Borrowings from Federal Home Loan Bank	(90,000,000)	(90,352,241)
Accrued interest payable	(3,411,609)	(3,411,609)
Bank’s liabilities on acceptances outstanding	(7,447,983)	(7,447,983)
Interest rate swaps	(149,349)	(149,349)
Subordinated debentures	(39,268,000)	(39,827,000)

	December 31, 2003
	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$76,438,497	$76,438,497
Securities available for sale	126,412,488	126,412,488
Securities held to maturity	2,001,493	2,148,907
Interest-only strips	521,354	521,354
Interest rate swaps	1,822,981	1,822,981
Loans held for sale	3,926,885	4,296,333
Loans receivable—net	984,867,614	994,216,349
Federal Home Loan Bank stock	4,695,400	4,695,400
Federal Reserve Bank stock	1,263,300	1,263,300
Accrued interest receivable	4,718,360	4,718,360
Customers’ liabilities on acceptances	4,340,037	4,340,037

Liabilities:
Noninterest-bearing deposits	$(325,646,661)	$(325,646,661)
Savings and other interest bearing demand deposits	(291,627,824)	(291,627,824)
Time deposits	(444,140,210)	(445,030,724)
Borrowings from Federal Home Loan Bank	(60,000,000)	(60,007,673)
Accrued interest payable	(3,291,150)	(3,291,150)
Bank’s liabilities on acceptances outstanding	(4,340,037)	(4,340,037)
Subordinated debentures	(39,268,000)	(39,463,115)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, Federal Home Loan Bank stock, Federal Reserve Bank stock, accrued interest receivable and payable, customer’s liabilities on acceptances, noninterest-bearing deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Fair value of securities are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of loans held for sale is based on market quotes. Fair value of time deposits and debt is based on current rates for similar financing. The fair value of interest only strips is calculated based on the present value of the excess of total servicing fees over the contractual servicing fee for the estimated life of loans that were sold, discounted at market rate. The fair value of interest rate swap is based on market prices or dealer quotes. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements. The fair value of interest rate swaps is based on market prices or dealer quotes.

15.	REGULATORY MATTERS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements, such as restrictions on the growth, expansion or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

					Required
					To Be Well
			Required		Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital (to risk-weighted assets):
Company	$149,123,313	11.4%	$104,713,052	8.0%	N/A	N/A
Bank	$144,389,873	11.1%	$104,540,910	8.0%	$130,676,138	10.0%
Tier I capital (to risk-weighted assets):
Company	$126,971,404	9.7%	$52,356,526	4.0%	N/A	N/A
Bank	$129,763,113	9.9%	$52,270,455	4.0%	$78,405,683	6.0%
Tier I capital (to average assets):
Company	$126,971,404	8.9%	$56,978,891	4.0%	N/A	N/A
Bank	$129,763,113	9.1%	$56,851,643	4.0%	$71,064,554	5.0%

					Required
					To Be Well
			Required		Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003: (restated)
Total capital
(to risk-weighted assets):
Company	$127,261,675	11.7%	$86,808,226	8.0%	N/A	N/A
Bank	$109,863,402	10.2%	$86,632,911	8.0%	$108,291,139	10.0%
Tier I capital
(to risk-weighted assets):
Company	$100,697,254	9.3%	$43,404,113	4.0%	N/A	N/A
Bank	$97,392,667	9.0%	$43,316,456	4.0%	$64,974,684	6.0%
Tier I capital (to average assets):
Company	$100,697,254	8.3%	$48,802,661	4.0%	N/A	N/A
Bank	$97,392,667	8.0%	$48,803,481	4.0%	$61,004,352	5.0%

The Company may not pay dividends or make any other capital distribution if, after making the distribution, the Company would be undercapitalized. Based on the current financial status of the Company, the Company believes that such limitations and restrictions will not impair the Company’s ability to continue to pay dividends at historical levels.

Under federal banking law, dividends declared by the Company in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. During 2005, the Bank can pay dividends up to $36.7 million plus 2005 net income to the holding company.

As a result of a recent regulatory examination, the Company’s regulatory agencies are expected to place additional restrictions and requirements on the Company, which may limit the Company’s growth and expansion and its ability to pay cash dividends without prior regulatory approval.

16.	EARNINGS PER SHARE

     EPS information is as follows for the years ended December 31:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2004

Basic EPS	19,782,028	23,228,672	$0.85
Effect of dilutive securities:
Options	—	1,347,502

Diluted EPS	19,782,028	24,576,174	$0.80

2003 (restated)

Basic EPS	13,727,763	22,055,890	$0.62
Effect of dilutive securities:
Options	—	983,582
Warrants	—	65,210

Diluted EPS	13,727,763	23,104,682	$0.59

2002 (restated)

Before Cumulative Effect of a Change in Accounting Principle

Basic EPS	9,658,418	21,920,572	$0.44

Effect of dilutive securities:
Options	—	922,730
Warrants	—	133,644

Diluted EPS	9,658,418	22,976,946	$0.42

Cumulative Effect of a Change in Accounting Principle

Basic EPS	4,192,334	21,920,572	$0.19
Effect of dilutive securities:
Options	—	922,730
Warrants	—	133,644

Diluted EPS	4,192,334	22,976,946	$0.18

After Cumulative Effect of a Change in Accounting Principle

Basic EPS	13,850,752	21,920,572	$0.63

Effect of dilutive securities:
Options	—	922,730
Warrants	—	133,644

Diluted EPS	13,850,752	22,976,946	$0.60

17. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2004	2003	2002
		(Restated)	(Restated)
Unrealized holding gains on securities available-for sale and interest only strips	$(1,029,609)	$(1,509,882)	$1,434,554
Reclassification adjustments for other than temporary impairment on securities	2,592,692	—	189,000
Reclassification adjustments for (gains) losses realized in income	(743,423)	(1,087,036)	(1,012,929)

Net unrealized gain (loss)	819,660	(2,596,918)	610,625
Tax expense (benefit)	327,864	(1,038,767)	244,250

Net of tax amount	$491,796	$(1,558,151)	$366,375

Change in fair value of the effective portion of derivatives used for cash flow hedges	$1,517,417	$1,730,219	$3,993,018
Reclassification adjustments for (gains) losses realized in income	(3,107,895)	(3,432,139)	(990,213)

Net unrealized gain(loss)	(1,590,478)	(1,701,920)	3,002,805
Tax expense (benefit)	(636,192)	(680,768)	1,201,122

Net of tax amount	$(954,286)	$(1,021,152)	$1,801,683

Total other comprehensive income (loss)	$(462,490)	$(2,579,303)	$2,168,058

18.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on $140,000,000 of variable rate loans indexed to Prime. As of December 31, 2004, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a loss of $173,756 (net of tax benefit of $115,838), of which $66,235 is expected to be reclassified as a reduction into interest income within the next 12 months. As of December 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 8 years.

Interest rate swaps information at December 31, 2004 and 2003 is summarized as follows:

				2004		2003
Current
Notional	Floating	Fixed	Maturity		Unrealized		Unrealized
Amount	Rate	Rate	Date	Fair Value	Gain (Loss)	Fair Value	Gain (Loss)

$20,000,000	H.15 Prime [1]	6.95%	4/29/2005	$93,469	$76,575	$630,062	$562,298
20,000,000	H.15 Prime [1]	7.59%	4/30/2007	553,314	429,963	1,106,944	945,386
20,000,000	H.15 Prime [1]	6.09%	10/09/2007	(197,099)	(197,099)	103,850	—
20,000,000	H.15 Prime [1]	6.58%	10/09/2009	(210,615)	(210,615)	(104,741)	(104,741)
20,000,000	H.15 Prime [1]	7.03%	10/09/2012	(253,573)	(253,573)	(322,991)	(322,991)
20,000,000	H.15 Prime [1]	5.60%	12/17/2005	(75,550)	(75,550)	244,651	177,889
10,000,000	H.15 Prime [1]	6.32%	12/17/2007	(51,567)	(51,567)	107,515	43,043
10,000,000	H.15 Prime [1]	6.83%	12/17/2009	(7,728)	(7,728)	57,691	—

$140,000,000				$(149,349)	$(289,594)	$1,822,981	$1,300,884

(1)	Prime rate is based on Federal Reserve statistical release H.15

The realized gain or (loss) on interest rate swaps due to hedge ineffectiveness was ($381,852), $80,121 and $441,976 for 2004, 2003 and 2002, respectively. Interest income recorded on swap transactions totaled $3,107,895, $3,432,139, and $990,213 for 2004, 2003, and 2002, respectively.

At December 31, 2004, the Company pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and $2.8 million in real estate loans.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31*
	(In thousands, except per share amounts)
2004

Interest income	$17,246	$18,225	$19,903	$21,697
Interest expense	3,934	4,176	4,984	5,592

Net interest income before provision for loan losses	13,312	14,049	14,919	16,105
Provision for loan losses	1,500	1,300	900	200
Non-interest income	4,185	5,103	5,931	5,514
Non-interest expense	10,268	10,686	11,277	9,748

Income before income tax provision	5,729	7,166	8,673	11,671
Income tax provision	2,189	2,774	3,481	5,013

Net income	$3,540	$4,392	$5,192	$6,658

Basic earnings per common share	$0.15	$0.19	$0.22	$0.29
Diluted earnings per common share	$0.14	$0.18	$0.21	$0.27

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2003 (restated)
Interest income	$13,941	$15,106	$15,576	$16,802
Interest expense	4,069	4,083	3,927	3,855

Net interest income before provision for loan losses	9,872	11,023	11,649	12,947
Provision for loan losses	1,300	1,100	1,350	1,500
Non-interest income	4,701	4,941	5,084	5,355
Non-interest expense	9,115	8,849	9,676	10,530

Income before income tax provision	4,158	6,015	5,707	6,272
Income tax provision	1,490	2,403	2,205	2,326

Net income	$2,668	$3,612	$3,502	$3,946

Basic earnings per common share	$0.12	$0.17	$0.16	$0.17
Diluted earnings per common share	$0.12	$0.16	$0.15	$0.16

*	The increase in net income for the fourth quarter of 2004 compared to the third quarter of 2004 was primarily due to decreased provision for loan losses and non-interest expense partially offset by decreased non-interest income. The decrease in non-interest expense is primarily attributable to the reversal of $1.4 million of the discounts on the cash surrender value of life insurance as discussed in Note 12. The decreased provision for loan losses for the fourth quarter of 2004 was primarily due to slower loan growth and a decrease in non-performing loans. The decrease in non-interest income for the fourth quarter of 2004 compared to the previous quarter was primarily due to a $361,000 decrease in net gains on sales of loans.

20.	BUSINESS SEGMENT INFORMATION

The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”) and Small Business Administration Lending Services (“SBA”). The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations—The Company provides lending products, including commercial, installment and real estate loans, to its customers.

Trade Finance Services—The TFS department allows the Company’s import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing.

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment
	Banking
	Operations	TFS	SBA	Company
	(Dollars in Thousands)
2004

Net interest income	$45,373	$4,593	$8,419	$58,385
Less provision for loan losses	3,150	—	750	3,900
Non-interest income	9,286	2,952	8,495	20,733

Net revenue	51,509	7,545	16,164	75,218
Non-interest expense	33,736	3,220	5,023	41,979

Income before income taxes	$17,773	$4,325	$11,141	$33,239

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,195,749	$111,634	$200,282	$1,507,665

	Business Segment
	Banking
	Operations	TFS	SBA	Company
	(Dollars in Thousands)
2003 (restated)

Net interest income	$35,118	$4,521	$5,852	$45,491
Less provision for loan losses	3,475	805	970	5,250
Non-interest income	12,240	2,833	5,008	20,081

Net revenue	43,883	6,549	9,890	60,322
Non-interest expense	30,355	4,427	3,388	38,170

Income before income taxes	$13,528	$2,122	$6,502	$22,152

Goodwill	$1,909	$—	$—	$1,909

Total assets	$981,049	$97,442	$181,280	$1,259,771

	Business Segment
	Banking
	Operations	TFS	SBA	Company
		(Dollars in Thousands)
2002 (restated)
Net interest income	$27,832	$3,155	$4,120	$35,107
Less provision for loan losses	2,497	83	210	2,790
Non-interest income	11,004	2,817	3,367	17,188

Net revenue	36,339	5,889	7,277	49,505
Non-interest expense	28,187	3,776	2,348	34,311

Income before income taxes	$8,152	$2,113	$4,929	$15,194

Goodwill	$875	$—	$—	$875

Total assets	$780,638	$67,835	$132,934	$981,407

21.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

     STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
		(Restated)
ASSETS:
Cash and cash equivalents	$3,390,596	$15,880,431
Other assets	2,151,777	2,191,428
Investment in bank subsidiary	135,791,673	104,451,469

TOTAL ASSETS	$141,334,046	$122,523,328

LIABILITIES:
Other borrowings	$39,268,000	$39,268,000
Accounts payable and other liabilities	811,489	683,806

Total liabilities	40,079,489	39,951,806

STOCKHOLDERS’ EQUITY	101,254,557	82,571,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,334,046	$122,523,328

     STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Interest expense	$(2,341,658)	$(1,550,806)	$(1,360,545)
Cash dividends from bank subsidiary	—	1,000,000	—
Other operating income	—	8,491	—
Other operating expense	(527,274)	(661,561)	(396,107)
Equity in net earnings of bank subsidiary	21,802,694	14,931,639	15,607,404

Income before income tax benefit	18,933,762	13,727,763	13,850,752
Income tax benefit	(848,266)	—	—

Net income	$19,782,028	$13,727,763	$13,850,752

STATEMENTS OF CASH FLOWS	Years Ended December 31,

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,782,028	$13,727,763	$13,850,752
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization	7,666	—	—
Change in other assets	767,347	(956,184)	(500,326)
Change in accounts payable and other liabilities	63,741	360,919	(42,720)
Equity in net earnings of bank subsidiary	(21,802,694)	(14,931,639)	(15,607,404)

Net cash from operating activities	(1,181,912)	(1,799,141)	(2,299,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	(10,000,000)	—	(10,000,000)

Net cash from investing activities	(10,000,000)	—	(10,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from the Bank	—	—	2,548,652
Repayments to the Bank for borrowing	—	(2,548,652)	—
Proceeds from issuance of subordinated debentures, net	—	20,620,000	8,248,000
Proceeds from exercise of warrants	—	342,025	725,852
Proceeds from exercise of stock options	1,128,921	1,448,898	100,608
Payments for stock repurchased	—	—	(6,363,607)
Payments of cash dividends	(2,436,844)	(2,182,699)	(1,648,785)

Net cash from financing activities	(1,307,923)	17,679,572	3,610,720

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,489,835)	15,880,431	(8,688,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,880,431	—	8,688,978

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,390,596	$15,880,431	$—