Form 10-Q
period 2005-03-31
NARA BANCORP INC
filed 2005-06-30
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

     As of May 30, 2005, there were 23,654,596 outstanding shares of the issuer’s Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
NARA BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	(Unaudited)
	March 31,	December 31,
	2005	2004
Cash and cash equivalents:
Cash and due from banks	$28,308,301	$27,712,221
Federal funds sold	20,500,000	47,500,000
Term federal funds sold	12,000,000	12,000,000

Total cash and cash equivalents	60,808,301	87,212,221

Interest bearing deposits with other financial institutions	95,000	—
Securities available for sale, at fair value	134,282,710	133,385,948
Securities held to maturity, at amortized cost (fair value:
March 31, 2005 - $2,069,658; December 31, 2004- $2,087,717)	2,000,966	2,001,071
Interest-only strips, at fair value	676,928	714,046
Loans held for sale, at the lower of cost or market	7,083,797	4,729,911
Loans receivable, net of allowance for loan losses (March 31, 2005 - $15,715,230; December 31, 2004 - $14,626,760)	1,310,143,738	1,207,107,713
Federal Reserve Bank stock , at cost	1,803,300	1,803,300
Federal Home Loan Bank (FHLB) Stock, at cost	5,193,500	4,801,800
Premises and equipment, net	6,845,891	6,869,553
Accrued interest receivable	6,157,151	5,124,017
Servicing assets	3,688,509	3,668,461
Deferred income taxes	15,477,830	14,073,602
Customers’ liabilities on acceptances	6,834,193	7,447,983
Cash surrender value of life insurance	14,321,650	14,226,314
Goodwill	1,909,150	1,909,150
Intangible assets, net	4,118,347	4,305,450
Other assets	8,791,718	8,284,227

Total assets	$1,590,232,679	$1,507,664,767

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:	(Unaudited)
	March 31,	December 31,
	2005	2004
Deposits:
Noninterest bearing	$363,614,231	$328,325,741
Interest bearing:
Money market and other	270,703,090	323,477,365
Savings deposits	111,673,686	118,856,820
Time deposits of $100,000 or more	527,767,763	407,100,231
Other time deposits	83,504,544	78,214,767

Total deposits	1,357,263,314	1,255,974,924

Borrowings from Federal Home Loan Bank	63,500,000	90,000,000
Accrued interest payable	4,345,029	3,411,609
Acceptances outstanding	6,834,193	7,447,983
Interest rate swaps — at fair value	2,321,887	149,349
Subordinated debentures	39,268,000	39,268,000
Other liabilities	12,617,830	10,158,345

Total liabilities	1,486,150,253	1,406,410,210

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; authorized, 40,000,000 shares at March 31, 2005 and December 31, 2004 issued and outstanding, 23,366,660 and 23,333,338 shares at March 31, 2005 and December 31, 2004, respectively	23,367	23,333
Capital surplus	45,071,723	44,902,604
Deferred compensation	—	(2,556)
Retained earnings	61,610,738	56,848,237
Accumulated other comprehensive income (loss), net:	(2,623,402)	(517,061)

Total stockholders’ equity	104,082,426	101,254,557

Total liabilities and stockholders’ equity	$1,590,232,679	$1,507,664,767

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
INTEREST INCOME:
Interest and fees on loans	$22,038,324	$14,880,016
Interest on securities	1,400,203	1,340,526
Interest on interest rate swaps	416,888	904,944
Interest on federal funds sold and other investments	238,505	120,547

Total interest income	24,093,920	17,246,033

INTEREST EXPENSE:
Interest on deposits	5,458,135	3,082,960
Interest on subordinated debentures	656,672	558,692
Interest on other borrowings	647,023	292,303

Total interest expense	6,761,830	3,933,955

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	17,332,090	13,312,078
PROVISION FOR LOAN LOSSES	1,650,000	1,500,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,682,090	11,812,078

NON-INTEREST INCOME:
Service charges on deposit accounts	1,577,880	2,027,331
Other income and fees	1,878,630	1,926,050
Net gains on sales of SBA loans	749,097	840,879
Net gains on sales of securities available-for sale	15,158	304,976
Net gains (losses) on sales of premises and equipment	(5,879)	(217)
Net gains (losses) on interest rate swaps	(35,326)	719,735
Other than temporary impairment on securities	—	(1,633,166)

Total non-interest income	4,179,560	4,185,588

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,262,665	5,818,327
Occupancy	1,596,233	1,460,469
Furniture and equipment	510,034	419,195
Advertising and marketing	390,118	306,540
Communications	186,248	161,420
Data processing	609,507	572,601
Professional fees	756,470	329,801
Office supplies and forms	97,422	98,627
Other	1,291,797	1,100,241

Total non-interest expenses	10,700,494	10,267,221

INCOME BEFORE INCOME TAX PROVISION	9,161,156	5,730,445

INCOME TAX PROVISION	3,756,074	2,189,974

NET INCOME	$5,405,082	$3,540,471

EARNINGS PER SHARE
Basic	$0.23	$0.15
Diluted	0.22	0.14

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2005 and 2004

(Unaudited)

						Accumulated
						Other
	Number of					Comprehensive
	Shares	Common	Capital	Deferred	Retained	Income	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	(loss) , net	Income
BALANCE, JANUARY 1, 2005	23,333,338	$23,333	$44,902,604	$(2,556)	$56,848,237	$(517,061)
Stock options exercised	34,656	35	176,784
Amortization of restricted stock	(1,334)	(1)	(7,665)	639
Forfeiture of restricted stock				1,917
Cash dividends declared ($0.0275 per share)					(642,581)
Comprehensive income:
Net income					5,405,082		$5,405,082
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale and interest-only-strips , net of tax						(824,013)	(824,013)
Change in unrealized gain (loss) on interest rate swaps — net of tax						(1,282,328)	(1,282,328)

Total comprehensive income							$3,298,741

BALANCE, MARCH 31, 2005	23,366,660	$23,367	$45,071,723	$—	$61,610,738	$(2,623,402)

BALANCE, JANUARY 1, 2004 (restated)	23,120,178	$23,120	$43,046,200	$(10,222)	$39,566,995	$(54,571)
Stock options exercised	50,000	50	233,850
Tax benefit from stock options exercised			200,176
Amortization of restricted stock				1,916
Cash dividends declared ($0.0275 per share)					(579,932)
Comprehensive income:
Net income (restated)					3,540,471		$3,540,471
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale and interest-only- strips, net of tax						1,701,238	1,701,238
Change in unrealized gain (loss) on interest rate swaps — net of tax						974,578	974,578

Total comprehensive income							$6,216,287

BALANCE, MARCH 31, 2004 (restated)	23,170,178	$23,170	$43,480,226	$(8,306)	$42,527,534	$2,621,245

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$5,405,082	$3,540,471

Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization, and accretion	799,588	746,396
Other than temporary impairment on investment securities	—	1,633,166
Provision for loan losses	1,650,000	1,500,000
Proceeds from sales of loans	14,108,352	11,208,392
Originations of loans held for sale	(15,713,141)	(11,844,203)
Net gains on sales of loans	(749,097)	(840,879)
Net gains on sales of securities available for sale	(15,158)	(304,976)
Net change in cash surrender value of life insurance	(95,336)	(127,995)
Net losses on sales of premises and equipment	5,879	217
Net losses (gains) on interest rate swaps	35,326	(719,735)
Change in accrued interest receivable	(1,033,134)	380,231
Deferred income taxes	—	(2,172)
FHLB stock dividends	—	(48,500)
Change in other assets	(663,027)	(837,335)
Change in accrued interest payable	933,420	121,891
Change in interest-only strips	3,955	(63,093)
Change in other liabilites	2,459,485	1,375,225

Net cash from operating activities	7,132,194	5,717,101

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in loans receivable	(104,686,025)	(51,717,177)
Purchase of premises and equipment	(409,074)	(184,125)
Purchase of securities available for sale	(14,854,998)	(17,400,790)
Net change in interest-bearing deposits with other financial institutions	(95,000)	—
Purchase of FHLB stock	(391,700)	(396,100)
Proceeds from sales of premises and equipment	—	508
Proceeds from sales of securities available for sale	7,416,970	6,290,803
Proceeds from matured or called securities available for sale	5,160,131	13,586,399
Proceeds from redemption of FHLB stock	—	1,091,500

Net cash from investing activities	(107,859,696)	(48,728,982)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	101,288,390	19,240,025
Payments of cash dividends	(641,627)	(577,685)
Payments for FHLB borrowings	(65,000,000)	(50,000,000)
Proceeds from FHLB borrowings	38,500,000	42,000,000
Proceeds from exercise of stock options	176,819	233,900

Net cash from financing activities	74,323,582	10,896,240

NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,403,920)	(32,115,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,212,221	76,438,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,808,301	$44,322,856

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,828,410	$3,812,064
Income taxes paid	$320,000	$1,672,500

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

     Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank”), which was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005, with branches in California and New York as well as Loan Production Offices in California, Washington, Colorado, Georgia, Illinois, New Jersey, Virginia and Texas.

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

     The condensed consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, principally Nara Bank (the “Bank”). All intercompany transactions and balances have been eliminated in consolidation.

     We believe that we have made all adjustments necessary to fairly present our financial position and the results of our operations for the interim period ended March 31, 2005. Certain reclassifications have been made to prior period amounts to conform to the March 31, 2005 presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.

     These condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K.

3. Restatement

The financial information as of and for the three months ended March 31, 2004 is labeled “restated” as it has been revised from the information previously reported and filed for the quarter ended March 31, 2004 on Form 10-Q. The restatement is further discussed in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

4. Stock-Based Compensation

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

     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the three months ended
	March 31,
	2005	2004
		(Restated)
Net income—as reported	$5,405,082	$3,540,471
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards—net of related tax effects	(278,746)	(239,038)

Pro forma net income	$5,126,336	$3,301,433

EPS:
Basic—as reported	$0.23	$0.15
Basic—pro forma	0.22	0.14

Diluted—as reported	$0.22	$0.14
Diluted—pro forma	0.21	0.14

     The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	March 31,
	2005	2004
Risk-free interest rate	3.9%	3.5%
Expected option life (years)	3.3	6.0
Expected stock price volatility	35.7%	38.5%
Dividend yield	0.5%	0.5%
Weighted average fair value of options granted during the period	$7.67	$6.21

See Note 8 for discussions regarding changes in accounting for stock-based compensation that will take an effect on January 1, 2006.

5. Dividends

     On March 10, 2005, we declared a $0.0275 per share cash dividend paid on April 12, 2005 to stockholders of record at the close of business on March 31, 2005. On June 23, 2005, we declared a $0.0275 per share cash dividend payable on July 17, 2005 to stockholders of record at the close of business on July 5, 2005.

6. Earnings Per Share (“EPS”)

     Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings.

     The following table shows how we computed basic and diluted EPS for the periods ended March 31, 2005 and 2004.

	For the three months ended March 31,
	2005			2004 (Restated)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$5,405,082	23,353,801	$0.23	$3,540,471	23,156,222	$0.15

Effect of Dilutive Securities:

Stock Options	—	1,315,920		—	1,279,334

Diluted EPS	$5,405,082	24,669,721	$0.22	$3,540,471	24,435,556	$0.14

7. Stock Splits

     On May 17, 2004, Nara Bancorp announced that its Board of Directors had approved a two-for-one split of its common stock, effected in the form of a 100% stock dividend, which was distributed on June 15, 2004 to stockholders of record on the close of business on May 31, 2004. The effect of this dividend is that stockholders received one additional share of Nara Bancorp common stock for each share owned. All share and per share information has been restated to reflect the stock split.

8. Recent Accounting Pronouncements

     EITF Issue 03-1 entitled, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, contains accounting guidance regarding other-than temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on our financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods. (See also note 11, herein and see discussion in Note 3 of the Notes to Consolidated Financial Statements for year end December 31, 2004 included in our 2004 Annual Report on Form 10-K related to the fair value of securities available for sale.)

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

9. Loan Receivable and Allowance For Loan Losses

     The following is a summary of loans by major category:

	March 31, 2005	December 31, 2004
Commercial loans	$465,761,616	$441,940,400
Real estate loans	796,962,173	717,746,940
Consumer and other loans	66,180,571	64,844,647

	1,328,904,360	1,224,531,987
Unamortized deferred loan fees—net of costs	(3,045,392)	(2,797,514)
Allowance for loan losses	(15,715,230)	(14,626,760)

Loans receivable—net	$1,310,143,738	$1,207,107,713

     Activity in the allowance for loan losses is as follows for the period indicated:

	Three months ended March 31,
	2005	2004
Balance, beginning of period	$14,626,760	$12,470,735
Provision for loan losses	1,650,000	1,500,000
Loans charged off	(855,809)	(717,041)
Recoveries of charge-offs	294,279	309,984

Balance, end of period	$15,715,230	$13,563,678

     At March 31, 2005, December 31, 2004 and March 31, 2004, the Company had classified $2.6 million, $2.8 million and $5.3 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $975 thousand, $797 thousand and $1.3 million, respectively. There were no impaired loans without specific loss allocations. At March 31, 2005, loans on non-accrual status totaled $3.8 million compared to $2.7 million at December 31, 2004 and $5.1 million at March 31, 2004. At March 31, 2005 and December 31, 2004, there were no loans past due more than 90 days and still accruing interest, compared to $179 thousand at March 31, 2004.

10. Derivative Financial Instruments and Hedging Activities

     Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on $140,000,000 of variable rate loans indexed to Prime. As of March 31, 2005, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a loss of $1,456,083 (net of tax benefit of $970,722), of which $48,712 are expected to be reclassified as a reduction into interest income within the next 12 months. As of March 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 7.5 years.

Interest rate swap information at March 31, 2005 is summarized as follows:

Current Notional					Unrealized Gain
Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	(Loss)

$20,000,000	H.15 Prime [1]	6.95%	4/29/2005	$15,390	$11,643
20,000,000	H.15 Prime [1]	7.59%	4/30/2007	218,229	117,058
20,000,000	H.15 Prime [1]	6.09%	10/09/2007	(509,098)	(509,098)
20,000,000	H.15 Prime [1]	6.58%	10/09/2009	(679,572)	(679,572)
20,000,000	H.15 Prime [1]	7.03%	10/09/2012	(753,434)	(753,434)
20,000,000	H.15 Prime [1]	5.60%	12/17/2005	(137,908)	(137,908)
10,000,000	H.15 Prime [1]	6.32%	12/17/2007	(223,430)	(223,430)
10,000,000	H.15 Prime [1]	6.83%	12/17/2009	(252,064)	(252,064)

$140,000,000				$(2,321,887)	$(2,426,805)

1.	Prime rate is based on Federal Reserve statistical release H.15

     The realized gain or (loss) on interest rate swaps due to hedge ineffectiveness was ($35,326) and $719,735 for the three months ended March 31, 2005 and 2004, respectively.

     During the first quarters of 2005 and 2004, interest income recorded on swap transactions totaled $416,888 and $904,944, respectively. At March 31, 2005, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $4.9 million.

11. Business Segments

     Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operations, trade finance services (“TFS”), and small business administration (“SBA”) lending services. Information related to our remaining centralized functions and eliminations of inter-segment amounts has been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with access to the U.S. SBA guaranteed lending program.

     Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Non-interest income and non-interest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on the origination of new loans for the period. We evaluate the overall performance based on profit or loss from operations before income taxes excluding gains and losses that are not expected to reoccur. Future changes in our management structure or reporting methodologies may result in changes to the measurement of our operating segment results.

     The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2005 and 2004.

Three Months Ended March 31,
(Dollars in thousands)

Business Segment
Banking
Operations	TFS	SBA	Company
2005

Net interest income, before provision for loan loss	$13,618	$1,404	$2,310	$17,332
Less provision for loan losses	1,610	20	20	1,650
Non-interest income	2,286	702	1,191	4,179

Net revenue	14,294	2,086	3,481	19,861
Non-interest expense	8,849	716	1,135	10,700

Income before taxes	$5,445	$1,370	$2,346	$9,161

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,249,708	$125,763	$214,762	$1,590,233

2004 (restated)

Net interest income, before provision for loan loss	$8,483	$3,021	$1,808	$13,312
Less provision for loan losses	810	430	260	1,500
Non-interest income	2,334	655	1,196	4,185

Net revenue	10,007	3,246	2,744	15,997
Non-interest expense	7,228	2,260	779	10,267

Income before taxes	$2,779	$986	$1,965	$5,730

Goodwill	$1,909	$—	$—	$1,909

Total assets	$1,003,740	$97,291	$176,718	$1,277,749

12. Other-Than-Temporary Impairment

     For the three months ended March 31, 2004 and for the year ended December 31, 2004, we recorded an impairment charge of $1.6 million and $2.6 million, respectively on government sponsored enterprise preferred stocks as a result of other-than-temporary declines in their market values. Management determined that the unrealized losses on these securities at March 31, 2004 and December 31, 2004 should be considered other-than-temporary and therefore recorded as impairment charges as these investments had significant unrealized loss positions for more than one year and it was difficult to forecast significant market value recovery in a reasonable time frame. During the first quarter of 2005, those government sponsored enterprise preferred stocks were sold, resulting in a gain of approximately $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three-month periods ended March 31, 2005 and 2004. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes set forth in this report.

GENERAL

     On March 30, 2005, Nara Bancorp filed a Form 8-K announcing that on February 23, 2005, a letter (the “Letter”) dated October 10, 2002 addressed to the former President and Chief Executive Officer of Nara Bancorp, Inc. (the “Company”) and signed by the former Chairman of the Board of the Company was brought to the attention of the Audit Committee. The Letter addressed the relinquishment of certain profit sharing rights held by the former President and Chief Executive Officer payable in 2003 and 2004 and the Letter further provided that Nara Bank, a wholly-owned subsidiary of the Company, purportedly agreed to reimburse the former President and Chief Executive Officer for certain automobile and country club expenses and to provide him with compensation for additional work to be performed after his retirement, all in an amount not to exceed the amount of profit sharing rights to be relinquished by him.

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

     On March 30, 2005, the Company announced in a current report on Form 8-K that it was restating its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. In the course of the re-audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional errors were also identified (i.e., other than the one relating to the Letter) in the Company’s consolidated financial statements for 2003 and 2002. Specifically, errors were identified in accounting for bank owned life insurance, lease arrangements under which the Company occupies its premises, incentive compensation, profit sharing and bonus payments to certain employees and various other accounting matters. Accordingly, the Company’s 2003 and 2002 consolidated financial statements and previously released information for 2004 were restated for these accounting errors and the restated financial statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     All financial information contained in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2004, and as of and for the year ended December 31, 2004 gives effect to the restatement discussed above (the “Restatement”). Information regarding the effect of the restatement on our financial position as of December 31, 2004 and results of operations for the three months ended March 31, 2004 is provided in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Selected Financial Data

     The following table sets forth certain selected financial data concerning the periods indicated:

	At or For The Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)
Income Statement data:
Interest income	$24,094	$17,246
Interest expense	6,762	3,934

Net interest income	17,332	13,312
Provision for loan losses	1,650	1,500

Net interest income after provision for loan losses	15,682	11,812
Non-interest income	4,179	4,185
Non-interest expense	10,700	10,267

Income before income tax provision	9,161	5,730
Income tax provision	3,756	2,190

Net income	$5,405	$3,540

Per Share Data: *
Earnings per share — basic	$0.23	$0.15
Earnings per share — diluted	0.22	0.14
Book value (period end)	$4.45	$3.83
Common shares outstanding	23,366,660	23,170,178
Weighted average shares — basic	23,353,801	23,156,222
Weighted average shares — diluted	24,669,721	24,435,556

Statement of Financial Condition Data — At Period End:
Assets	$1,590,233	$1,277,749
Securities available for sale and held to maturity	136,284	127,384
Gross loan, net of deferred loan fees and costs (excludes loans held for sale)	1,325,859	1,048,609
Deposits	1,357,263	1,080,655
Federal Home Loan Bank borrowings	63,500	52,000
Subordinated debentures	39,268	39,268
Stockholders’ equity	104,082	88,644

*	Number of shares and per share data were retroactively adjusted for the stock split declared on May 17, 2004.

	For The Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)
Average Balance Sheet Data:
Assets	$1,533,157	$1,262,861
Securities available for sale and held to maturity	138,386	127,990
Gross loans, including loans held for sale	1,277,808	1,027,993
Deposits	1,277,592	1,062,369
Stockholder’s equity	102,687	86,363
Selected Performance Ratios:
Return on average assets (1)	1.41%	1.12%
Return on average stockholders’ equity (1)	21.05%	16.40%
Non-interest expense to average assets (1)	2.79%	3.25%
Efficiency ratio (2)	49.74%	58.68%
Net interest margin (3)	4.79%	4.50%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	8.74%	8.70%
Tier 1 risk-based capital ratio	9.43%	9.88%
Total risk-based capital ratio	10.95%	11.70%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.19%	1.29%
Allowance for loan losses to non-performing loans	409.46%	259.15%
Total non-performing assets to total assets (6)	0.26%	0.44%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and noninterest income plus non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)	The required ratios for the “well-capitalized” institution are 5% leverage capital, 6% tier 1 risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Forward-Looking Information

     Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations to which we are subject. For additional information concerning these factors, see “Item 1. Business — Factors That May Affect Business or The Value of Our Stock” contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     During the first quarter of 2005, we experienced continued growth in our assets due to growth in our existing branches. Our total assets grew by 5% to $1,590.2 million at March 31, 2005 from $1,507.7 million at December 31, 2004. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits and borrowings. The loan growth during the first quarter of 2005 was predominantly in real estate and commercial loans and deposit growth was in time deposits that are $100,000 or more.

     Our net income was $5.4 million for the three months ended March 31, 2005 and represents a 54% increase from $3.5 million for the three months ended March 31, 2004. The major contributor to the increase in net income for the three months ended March 31, 2005 was a 30% increase in net interest income for three months ended March 31, 2005 compared to the same period of 2004 as a result of loan growth and an increase in our interest in net interest margin. More detailed discussions are in the various sections below.

Net income

     Our net income for the three months ended March 31, 2005 was $5.4 million, or $0.22 per diluted share, compared to $3.5 million, or $0.14 per diluted share, for the same quarter of 2004, which represented an increase of $1.9 million or 54%. The increase resulted primarily from an increase in net interest income due to growth in our loan portfolio. As a result of the Restatement, our net income decreased $603 thousand or $0.02 per diluted share for the three months ended March 31, 2004, compared to amounts previously reported. The adjustments related primarily to non-interest expense and are addressed further below and in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The annualized return on average assets was 1.41% for the first quarter of 2005 compared to 1.12% for the same period of 2004. The annualized return on average equity was 21.05 % for the first quarter of 2005 compared to 16.40% for the same period of 2004. The resulting efficiency ratio was 49.74% for the three months ended March 31, 2005 compared with 58.68% for the same period of 2004. Our improved efficiency ratio was primarily due to an increase in net interest income from growth in interest earning assets. The recent improvement in efficiency ratio over the past quarters could be negatively affected by the unexpected expenses related to the Restatement.

Net Interest Income and Net Interest Margin

     Net Interest Income

     The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, interest rate swaps and investments and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average interest-earning assets, the result is the net interest margin. Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in the yield earned on interest-earning assets and the rates paid on interest-bearing liabilities.

     Net interest income before provision for loan losses was $17.3 million for the three months ended March 31, 2005, an increase of $4.0 million, or 30% from net interest income of $13.3 million for the same quarter of 2004. This increase was primarily due to an increase in average interest earning assets, which increased $264.7 million or 22% to $1,448.7 million for the first quarter of 2005 from $1,184.0 million for the same quarter of 2004.

     Interest income for the first quarter of 2005 was $24.1 million, which represented an increase of $6.9 million or 40% over interest income of $17.2 million for the same quarter of 2004. The increase was the net result of a $4.3 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) and a $2.5 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

     Interest expense for the first quarter of 2005 was $6.8 million, an increase of $2.9 million or 74% over interest expense of $3.9 million for the same quarter of 2004. The increase was primarily the result of a $1.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $1.7 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change). Interest-bearing liabilities increased in part as a result of a growth in deposits following a bank-wide marketing campaign promoting new deposit accounts with higher interest rates.

     Net Interest Margin

     The average yield on average interest-earning assets increased to 6.65% for the first quarter of 2005 compared with 5.83% for the same quarter of 2004. The increase was primarily due to an increase in market interest rates, including a 125 basis points increase by the Federal Reserve Board in the prime rate between those periods. The prime rate was increased five times between the two periods in increments of 25 basis points. The weighted average prime rate for the first quarter of 2005 was 5.34% compared to 4.00% during the same quarter of 2004. The average cost of interest-bearing liabilities also increased to 2.53 % for the first quarter of 2005 from 1.87% for the same quarter of 2004.

     The net interest margin was 4.79% for the first quarter of 2005 compared with 4.50% for the same quarter of 2004. Despite a 125 basis point increase in prime rate between the two periods, the net interest margin only increased by 29 basis points primarily due to increases in the cost of interest-bearing liabilities. Due to fierce competition for deposits among Korean-American banks, especially De Novo banks, the cost of deposits increased faster than we anticipated. The average cost of interest bearing deposits increased to 2.32% for the first quarter of 2005 from 1.66% for the same quarter of 2004. The average cost of subordinated debentures, which are mostly tied to 3 month LIBOR adjusting quarterly, also increased as market interest rates increased. The average cost of total deposits, including noninterest bearing deposits, for the first quarter of 2005 was 1.71% compared to 1.15% for the same quarter of 2004.

     The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,277,808	$22,455	7.03%	$1,027,993	$15,785	6.14%
Other investments	6,728	74	4.40%	5,325	56	4.21%
Securities (3)	138,386	1,400	4.05%	127,990	1,340	4.19%
Federal funds sold	25,746	165	2.56%	22,719	65	1.14%

Total interest earning assets	$1,448,668	$24,094	6.65%	$1,184,027	$17,246	5.83%

INTEREST BEARING LIABILITITES:
Demand, interest-bearing	$297,136	$1,586	2.14%	$153,420	$531	1.38%
Savings	113,511	517	1.82%	150,150	651	1.73%
Time certificates of deposit	531,192	3,355	2.53%	439,717	1,901	1.73%
FHLB borrowings	90,381	647	2.86%	59,353	292	1.97%
Subordinated debentures	37,145	657	7.07%	37,115	559	6.02%

Total interest bearing liabilities	$1,069,365	$6,762	2.53%	$839,755	$3,934	1.87%

Net interest income		$17,332			$13,312

Net interest margin			4.79%			4.50%
Net interest spread			4.12%			3.96%
Average interest-earning assets to average interest-bearing liabilities			135.47%			141.00%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

     The following table illustrates the changes in our interest income, interest expenses, and amounts attributable to variations in interest rates, and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the changes due to volume and the changes due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three months ended
	March 31, 2005 over March 31, 2004
	Net
	Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME
Interest and fees on loans and interest rate swaps	$6,670	$2,487	$4,183
Interest on other investments	18	3	15
Interest on securities	60	(46)	106
Interest on federal funds sold	100	90	10

Total interest income	$6,848	$2,534	$4,314

INTEREST EXPENSE
Interest on demand deposits	$1,055	$387	$668
Interest on savings	(134)	32	(166)
Interest on time certificates of deposit	1,454	1,002	452
Interest on FHLB borrowings	355	165	190
Interest on subordinated debentures	98	98	—

Total interest expense	$2,828	$1,684	$1,144

Net Interest Income	$4,020	$850	$3,170

Provision for Loan Losses

     The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates. If the allowance for loan losses was inadequate, it may have a material adverse effect on our financial condition.

     We recorded a $1.7 million in provision for loan losses during the first quarter of 2005 compared to $1.5 million in the same quarter of 2004. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio and the level of our net charge-offs and non-performing loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at March 31, 2005. See Allowance for Loan Losses below for further discussion.

Non-interest Income

     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service charges on deposits accounts, fees received from letter of credit operations, net gains or losses on interest rate swaps and net gains on sales of SBA loans and securities available for sale.

     Non-interest income for the first quarter of 2005 was $4.2 million compared to $4.2 million for the same quarter of 2004. During the first quarter of 2005 we originated $15.7 million in SBA loans and sold $14.1 million. During the first quarter of 2004, we originated $11.8 million in SBA loans and sold $11.2 million. Despite the increase in sales of SBA loans, the net gains on sales of SBA loans for the first quarter of 2005 decreased $92 thousand or 11% compared to the same period of 2004. This decrease is primarily due to increases in the fees we paid to the brokers to generate those loans. Servicing fee income related to SBA loans increased due to an increase in average servicing assets. Service charges on deposit accounts decreased primarily due to closing of accounts for check cashing businesses, which generated significant fees and a deposit promotion for no-fee deposit accounts in 2005. For the three months ended March 31, 2004 and for the year ended December 31, 2004, we recorded an impairment charge of $1.6 million and $2.6 million, respectively on government sponsored enterprise preferred stocks as a result of other than temporary declines in their market values. All of those securities were sold during the first quarter of 2005. During the first quarter of 2005, we recorded $15 thousand in net gains from the sale of $7.4 million in these preferred stocks compared to net gains of $305 thousand from the sale of $6.3 million of securities available for sale during the same quarter of 2004. During the first quarter of 2005, we recognized a net loss of $35 thousand from our interest rate swaps compared to a net gain of $720 thousand for the same quarter of 2004. The loss from the interest rate swaps in the quarter ending March 31, 2005 is primarily due to an increase in interest rates, and we expect additional losses as interest rates are expected to continue to increase. The breakdown of changes in our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	March 31, 2005	Amount	Percent (%)	March 31, 2004
				(Restated)
	(Dollars in thousands)
Service charges on deposits	$1,578	$(449)	-22%	$2,027
International service fees	675	13	2%	662
Wire transfer fees	341	42	14%	299
Loan servicing fees, net	399	115	40%	284
Earnings on cash surrender value of life insurance	145	(36)	-20%	181
Net gains on sales of SBA loans	749	(92)	-11%	841
Net gains on sales of securities available for sale	15	(290)	-95%	305
Net gains (losses) on interest rate swaps	(35)	(755)	-105%	720
Other than temporary impairment on securities	—	1,633	-100%	(1,633)
Other	312	(187)	-37%	499

Total noninterest income	$4,179	$(6)	0%	$4,185

Non-interest Expense

     Non-interest expense for the first quarter of 2005 was $10.7 million compared to $10.3 million for the same quarter of 2004, an increase of $433 thousand or 4%. Salaries and employee benefits for the three months ended March 31, 2004 were restated to include additional bonuses of $937 thousand to be accrued for the period. Salaries and employee benefits decreased to $5.3 million for the three months ended March 31, 2005 from $5.8 million for the same quarter of 2004. The decrease is primarily related to a decline in the level of bonuses approved by the Bank’s Board of Directors. However, based on the Board of Directors’ review of the financial results for the quarter ending March 31, 2005, the expected financial results for the quarter ending June 30, 2005 and the level of bonuses that are being paid to employees of the Bank’s competitors, the Board of Directors approved an increase in the mid year bonuses that will be paid to employees for first six months of fiscal 2005. Therefore, we are expecting salaries and employee benefits to increase to approximately $5.9 million for the quarter ending June 30, 2005. Further, based on the changes in the expected level of bonuses to be paid for the remainder of fiscal 2005, we expect that salaries and employee benefits will be slightly higher for the remainder of fiscal 2005 compared to the same period of fiscal 2004. Occupancy expense for the three months ended March 31, 2004 was restated to include expense for leases with escalating rents on a straight-line basis over the lease term, rather than as paid, and to correctly account for leasehold improvement amortization. The restatement of occupancy expenses related to such accounting was an increase of $193 thousand for the three months ended March

31, 2004. Professional fees for the first quarter of 2005 were $756 thousand compared to $330 thousand for the same quarter of 2004. This increase is primarily due to legal and accounting expenses incurred during the first quarter of 2005 related to the special Subcommittee investigation discussed above under “General.”

     The breakdown of changes in our non-interest expense is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	March 31, 2005	Amount	Percent (%)	March 31, 2004
				(Restated)
	(Dollars in thousands)
Salaries and employee benefits	$5,263	$(555)	-10%	$5,818
Occupancy	1,597	137	9%	1,460
Furniture and equipment	510	91	22%	419
Advertising and marketing	390	83	27%	307
Communications	186	25	16%	161
Data processing	610	37	6%	573
Professional fees	756	426	129%	330
Office supplies and forms	97	(2)	-2%	99
Regulatory fees	252	74	42%	178
Director fees	130	7	6%	123
Credit related expenses	92	(17)	-16%	109
Amortization of intangibles assets	187	11	6%	176
Other	630	116	23%	514

Total non-interest expense	$10,700	$433	4%	$10,267

Provision for Income Taxes

     The provision for income taxes was $3.8 million and $2.2 million on income before income taxes of $9.2 million and $5.7 million for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the quarter ended March 31, 2005 was 41% compared with 38% for the quarter ended March 31, 2004. The increase in the effective tax rate during the first quarter of 2005 was primarily due to less nontaxable income during the period and higher state income taxes.

Financial Condition

     At March 31, 2005, our total assets were $1,590.2 million, an increase of $82.5 million or 5% from $1,507.7 million at December 31, 2004. The growth was primarily due to increases in our loans funded by growth in our deposits.

Loan Portfolio

     We carry all loans (except for certain SBA loans held-for-sale) at face amount, less payments collected, net of deferred loan origination fees and costs and the allowance for loan losses. SBA loans held-for-sale are carried at the lower of cost or market value in the aggregate. Interest on all loans is accrued daily. Once a loan is placed on non- accrual status, accrual of interest is discontinued and previously accrued interest is reversed. Loans are placed on non-accrual status when principal and interest on a loan is past due 90 days or more, unless a loan is both well secured and in process of collection.

     As of March 31, 2005, our gross loans (net of deferred loan fees and costs) increased by $104.2 million or 9% to $1,325.9 million from $1,221.7 million at December 31, 2004. Commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at March 31, 2005 increased by $23.9 million or 5% to $465.8 million from $441.9 million at December 31, 2004. Real estate loans increased by $79.3 million or 11% to $797.0 million at March 31, 2005 from $717.7 million at December 31, 2004. Although the demand for real estate loans continued to be strong, management continued to make efforts to maintain a balanced mix in the loan portfolio.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:

Commercial loans	$465,762	35.0%	$441,940	36.1%
Real estate loans	796,962	60.0%	717,747	58.6%
Consumer and other loans	66,180	5.0%	64,845	5.3%

Total loans outstanding	1,328,904	100.0%	1,224,532	100.0%
Unamortized loan fees, net of costs	(3,045)		(2,798)
Allowance for loan losses	(15,715)		(14,627)

Loans Receivable, net	$1,310,144		$1,207,107

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

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Loan commitments	$155,230	$151,726
Standby letters of credit	12,130	22,108
Other commercial letters of credit	28,322	29,035

	$195,682	$202,869

     At March 31, 2005, our nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $4.2 million, an increase of $1.3 million from $2.9 million at December 31, 2004. Non-performing assets to total assets was 0.26% and 0.19% at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, nonperforming loans were $3.8 million, an increase of $1.1 million from $2.7 million at December 31, 2004. This $1.1 million increase is composed of various loans of which $930 thousand was charged off during April and May of 2005. Of the $3.8 million in nonperforming loans, $2.5 million are fully secured by real estate. At March 31, 2005, nonperforming loans to total gross loans was 0.29% compared to 0.22% at December 31, 2004.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$3,838	$2,679
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	3,838	2,679
Other real estate owned	—	—
Restructured loans	322	229

Total Nonperforming Assets	$4,160	$2,908

Nonperforming loans to total gross loans	0.29%	0.22%
Nonperforming assets to total assets	0.26%	0.19%

Allowance for Loan Losses

     The allowance for loan losses was $15.7 million at March 31, 2005, compared to $14.6 million at December 31, 2004 and $13.6 million at March 31, 2004. We recorded a provision for loan losses of $1.7 million during the three months ended March 31, 2005 compared to $1.5 million for the same period of 2004. The increase in the provision for loan losses is primarily due to growth in our loan portfolio and increased net charge-offs. Average loans totaled $1.3 billion for the quarter ending March 31, 2005 compared to $1.0 billion for the same quarter last year. During the three months ended March 31, 2005, we charged off $856 thousand and recovered $294 thousand for net charge-offs of $562 thousand compared to net charge-offs of $407 thousand for the same quarter of last year. The allowance for loan losses was 1.19% of gross loans at March 31, 2005, compared to 1.20% at December 31, 2004 and 1.29% at March 31, 2004. The total classified loans at March 31, 2005 were $9.6 million, compared to $10.0 million at March 31, 2004.

     We believe the level of the allowance for loan losses as of March 31, 2005 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that economic conditions which adversely affect our service areas or other circumstances will not need to be reflected in increased provisions or loan losses in the future.

     The following table provides a breakdown of the allowance for loan losses by category of loans at March 31, 2005 and December 31, 2004:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	March 31, 2005		December 31,2004
		% of Loans in		% of Loans in
		Each Category to		Each Category to
Loan Type	Amount	Total Loans	Amount	Total oans
Commercial	$6,180	35%	$5,871	36%
Real estate	8,536	60%	7,961	59%
Consumer	966	5%	786	5%
Unallocated	33	N/A	9	N/A

Total allowance	$15,715	100%	$14,627	100%

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
LOANS:
Average gross loans	$1,277,808	$1,027,993

Total gross loans net of deferred loan fees and costs at end of period	1,325,859	1,048,609
ALLOWANCE:
Balance-beginning of period	$14,627	$12,471
Less: Loans Charged off:
Commercial	656	314
Real estate	—	—
Consumer	200	403

Total loans charged off	856	717
Plus: Loan Recoveries
Commercial	210	251
Real estate	—	2
Consumer	84	57

Total loan recoveries	294	310

Net loans charged off	562	407
Provision for loan losses	1,650	1,500

Balance-end of period	$15,715	$13,564

Net loan charge-offs to average total loans *	0.18%	0.16%
Net loan charge-offs to total loans at end of period *	0.17%	0.16%
Allowance for loan losses to average total loans	1.23%	1.32%
Allowance for loan losses to total loans at end of period	1.19%	1.29%
Net loan charge-offs to beginning allowance *	15.37%	13.05%
Net loan charge-offs to provision for loan losses	34.06%	27.13%

*	Annualized

Total loans are net of deferred loan fees and costs of $3,045,000 and $2,798,000 at March 31, 2005 and 2004, respectively.

Investment Securities Portfolio

     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at March 31, 2005 and December 31, 2004. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, mortgage backed and municipal bonds.

     As of March 31, 2005, we had $2.0 million in held-to-maturity securities and $134.3 million in available-for-sale securities compared to $2.0 million and $133.4 million, respectively at December 31, 2004. The total net unrealized loss on the available-for sale securities at March 31, 2005 was $2.1 million compared to net unrealized loss of $718 thousand at December 31, 2004. During the first three months of 2005, a total of $14.9 million in securities available-for-sale were purchased, $7.4 million of government sponsored enterprise preferred stocks were sold, and total gross gains of $15 thousand were recognized.

     Securities with an amortized cost of $5.0 million were pledged to secure public deposits and for other purposes as required or permitted by law at March 31, 2005. Securities with a carrying value of $15.6 million and $85.6 million were pledged to the FHLB of San Francisco and the State of California Treasurer’s Office, respectively, at March 31, 2005.

     The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At March 31, 2005			At December 31, 2004
	Amortized	Estimated	Net Unrealized	Amortized	Estimated	Net Unrealized
	cost	Fair Value	Gain (Loss)	cost	Fair Value	Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$75,518	$74,424	$(1,094)	$62,657	$62,512	$(145)
Collateralized mortgage obligations	21,867	21,091	$(776)	23,735	23,129	(606)
Mortgage-backed securities	25,427	24,954	$(473)	26,751	26,575	(176)
Municipal Bonds	9,569	9,829	$260	9,578	9,784	206
Corporate debt securities	3,980	3,985	$5	3,980	3,983	3
Government sponsored enterprise Preferred Stock	—	—	$—	7,403	7,403	—

Total available-for-sale	$136,361	$134,283	$(2,078)	$134,104	$133,386	$(718)

Held to Maturity:

Corporate debt securities	$2,001	$2,070	$69	$2,001	$2,088	$87

Total held-to-maturity	$2,001	$2,070	$69	$2,001	$2,088	$87

Total investment portfolio	$138,362	$136,353	$(2,009)	$136,105	$135,474	$(631)

     The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at March 31, 2005.

	Less than 12 months		12 months or longer		Total
Description of	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Securities:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
U.S. Government agency	$72,422	$(1,096)	$—	$—	$72,422	$(1,096)

Collateralized mortgage obligations	12,050	(460)	6,411	(325)	$18,461	$(785)

Mortgage-backed securities	17,369	(247)	5,467	(263)	$22,836	$(510)

Municipal bonds	420	(2)	—	—	$420	$(2)

Total Temporarily Impaired Securities	$102,261	$(1,805)	$11,878	$(588)	$114,139	$(2,393)

     The unrealized losses were created due to what we believe is a temporary condition, mainly fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuers. For the three months ended March 31, 2005 and 2004, we did not have any sales of investment securities resulting in realized losses. For investments in an unrealized loss position at March 31, 2005, we have the intent and ability to hold these investments until full recovery. During the three months ended March 31, 2004, we recognized $1.6 million in impairment charges related to other than temporary declines in market values for government sponsored enterprise preferred stocks. We did not record any other than temporary declines in market values during the three months ended March 31, 2005.

Deposits and Other Borrowings

     Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2005, our deposits increased by $101.3 million or 8% to $1,357.3 million from $1,256.0 million at December 31, 2004. Noninterest bearing demand deposits totaled $363.6 million at March 31, 2005, an increase of $35.3 million or 11% from $328.3 million at December 31, 2004. Time deposits of $100,000 or more totaled $527.8 million, an increase of $120.7 million or 30% from $407.1 million at December 31, 2004. Interest-bearing demand deposits, including money market and super now accounts, totaled $270.7 million, a decrease of $52.8 million or 16% from $323.5 million at December 31, 2004. This decrease was primarily due to the transfer of money market accounts to either time deposits or for personal use. Most of those accounts were opened during a money market account promotional period in the second quarter of 2004. The growth in deposits was the result of a deposit promotion for our time deposits as well as normal internal growth. There has been fierce competition in the market to solicit deposit customers as loan demand continues to be strong. Most of the demand accounts were in the interest-bearing deposits where customers seek higher rates. As demand for loans has continued, competition has intensified to attract new customers and additional deposits that may be used to fund the loans. During February of 2005, we launched a bank-wide deposit campaign with the new “Prime CD”, which has a variable rate tied to the prime rate, adjusting quarterly. Approximately $81.0 million in Prime CDs were opened during the first quarter of 2005.

     At March 31, 2005, 27% of the total deposits were non-interest bearing demand deposits, 45% were time deposits, and 28% were interest bearing demand deposits. By comparison, at December 31, 2004, 26% of the total deposits were non-interest bearing demand deposits, 39% were time deposits, and 35% were interest bearing demand deposits.

     At March 31, 2005, we had a total of $84.9 million in brokered deposits and $75.0 million in State deposits compared to $45.1 million and $65.0 million at December 31, 2004, respectively. During the first quarter of 2005, we had an increase of $39.8 million in brokered deposits. Due to fierce competition and higher rates offered for deposits, brokered deposits have been a stable alternative and cost effective source of funds. The State deposits were collateralized with securities with a carrying value of $85.6 million at March 31, 2005. The State deposits are subject to withdrawal based on the State’s periodic evaluations.

     Other Borrowings. Advances may be obtained from the FHLB of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

     The following table shows our outstanding borrowings from the FHLB at March 31, 2005. All FHLB advances carry fixed interest rates.

FHLB Advances	Issue Date	Maturity Date	Interest Rate
$ 5,000,000	10/19/00	10/19/07	6.70%
4,000,000	12/17/04	04/18/05	2.52%
8,000,000	12/27/04	04/27/05	2.60%
8,000,000	12/30/04	12/31/07	3.65%
9,000,000	02/28/05	02/28/08	4.10%
3,500,000	03/31/05	04/01/05	2.88%
26,000,000	03/31/05	05/02/05	2.84%

$ 63,500,000			3.38%

     At March 31, 2005 and December 31, 2004, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

Off-Balance-Sheet Activities And Contractual Obligations

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

     We also enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap contracts is discussed below under Item 3.

     We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3– “Quantitative and Qualitative Disclosures about Market Risks”.

     We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years.

     The following table shows our contractual obligations and commitments as of March 31, 2005.

Contractual Obligations and commitments	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Time Deposits	$611,272	$591,451	$19,337	$384	$100
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	63,500	41,500	22,000	—	—
Operating Lease Obligations	42,740	5,191	8,921	7,445	21,183
Unused commitments to extend credit	155,230	155,230	—	—	—
Standby letters of credit	12,130	12,130	—	—	—
Other commercial letters of credits	28,322	28,322	—	—	—
Employment agreement	710	275	435	—	—

Total	$953,172	$834,099	$50,693	$7,829	$60,551

Stockholders’ Equity and Regulatory Capital

     To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $104.1 million at March 31, 2005. This represented an increase of $2.8 million or 3% over total stockholders’ equity of $101.3 million at December 31, 2004.

     The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

     At March 31, 2005, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $133.5 million, compared to $127.0 million at December 31, 2004, representing an increase of $6.5 million or 5% over total Tier I. This increase was primarily due to net income of $5.4 million reduced by the payments of cash dividends. At March 31, 2005, we had a ratio of total capital to total risk-weighted assets of 10.95% and a ratio of Tier I capital to total risk- weighted assets of 9.43%. The Tier I leverage ratio was 8.74% at March 31, 2005.

     As of March 31, 2005, the Bank has met the criteria as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for capital adequacy purposes as of March 31, 2005 and December 31, 2004.

     As a result of a recent regulatory examination, our regulatory agencies are expected to place additional restrictions and requirements on our Company, which may limit our growth and expansion and our ability to pay cash dividends without prior regulatory approval.

	As of March 31, 2005
(Dollars in thousands)	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$133,524	8.7%	$61,091	4.0%	$72,433	4.7%
Tier I risk-based capital ratio	$133,524	9.4%	$56,659	4.0%	$76,865	5.4%
Total risk-based capital ratio	$155,126	11.0%	$113,319	8.0%	$41,807	3.0%

	As of December 31, 2004
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$126,971	8.9%	$56,979	4.0%	$69,992	4.9%
Tier I risk-based capital ratio	$126,971	9.7%	$52,357	4.0%	$74,614	5.7%
Total risk-based capital ratio	$149,123	11.4%	$104,713	8.0%	$44,410	3.4%

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

     We manage liquidity risk by controlling the level of federal funds and by maintaining lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank of San Francisco. The sale of investment securities available-for-sale can also serve as a contingent source of funds. Increasing the deposit rates is considered a last resort in raising funds to increase liquidity.

     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and the Federal Home Loan Bank of San Francisco. At March 31, 2005, our borrowing capacity included $56.0 million in federal funds line facilities from correspondent banks and $251.4 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $90.5 million at March 31, 2005 compared to $121.8 million at December 31, 2004. We believe our liquidity sources to be stable and adequate.

     Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, the higher the ratio of loans to deposits, the more we rely on borrowings and our loan portfolio to provide short-term liquidity needs. Because repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. At March 31, 2005, our gross loan to deposit ratio was 97.7% an increase from 97.0% at December 31, 2004.

     The results of a recent regulatory examination indicate that our liquidity will need to be carefully monitored in the future as we continue to grow our deposits, particularly as we may be unable to retain our California State Treasurer’s deposits totaling $75.0 million at March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of asset and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analyses to measure, evaluate and monitor risk.

     Interest Rate Risk

     Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to fair values of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset and Liability Management Committee (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

     The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, investment activities and directs changes in the composition of the statement of financial condition. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

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

     Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss) (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. As of March 31, 2005, the amounts in accumulated OCI associated with these cash flow hedges totaled a loss of $1,456,083 (net of tax of $970,722), of which $48,712 is expected to be reclassified as a reduction into interest income within the next 12 months. As of

March 31, 2005, the maximum length of time over which we are hedging our exposure to the variability of future cash flows is approximately 7.5 years.

     During the first quarter of 2005 and 2004, interest income recorded from swap transactions totaled $416,888 and $904,944, respectively. At March 31, 2005, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $2.0 million and real estate loans of $4.9 million.

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

     The following table shows our gap position as of March 31, 2005.

	0-90 days	91-365 days	1-5 years	Over 5 yrs	Total
	(Dollars in thousands)
Total Investments *	$37,210	$8,650	$95,065	$34,951	$175,876
Total Loans, including loans held for sale	1,226,378	24,131	74,012	11,467	1,335,988

Rate Sensitive Assets	$1,263,588	$32,781	$169,077	$46,418	$1,511,864

Deposits
Time Deposits of $100,000 or more	$281,909	$226,878	$18,881	$100	$527,768
Other Time Deposits	42,912	39,752	840	—	83,504
Money Market	257,256	—	—	—	257,256
NOW Accounts	13,447	—	—	—	13,447
Savings Deposits	111,674	—	—	—	111,674
FHLB Borrowings	41,500	—	22,000	—	63,500
Subordinated Debentures	—	—	—	39,268	39,268

Rate Sensitive Liabilities	$748,698	$266,630	$41,721	$39,368	$1,096,417

Interest Rate Swap	$(120,000)	$20,000	$80,000	$20,000	$—

Net GAP Position	$394,890	$(213,849)	$207,356	$27,050	$415,447
Net Cumulative Gap Position	$394,890	$181,041	$388,397	$415,447

*	Includes investment securities, federal funds sold, FRB stock, FHLB stock, and interest bearing deposits with other financial institutions.

     The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at March 31, 2005, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

     At March 31, 2005, our net interest income and market value of equity exposed to these hypothetical changes in market interest rates are illustrated in the following table.

	Estimated
	Net Interest	Market Value of
Simulated Rate Changes	Income Sensitivity	Equity Volatility
+ 200 basis points	5.6%	17.1%
+ 100 basis points	3.1%	8.6%
- 100 basis points	(1.7)%	(9.3)%
- 200 basis points	(4.6)%	(18.7)%

Item 4. Controls and Procedures

     a. Evaluation of disclosure controls and procedures

     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that, as a result of errors identified in the financial statements for the previously reported years ended December 31, 2002, and 2003 and quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004, our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These errors resulted in the restatement of the financial statements for such periods.

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

     b. Management’s responsibility for financial statements

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

     c. Changes in internal control over financial reporting

     As previously disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2004 and filed on June 30, 2005, there were four material weaknesses in our internal control over financial reporting relating to accounting for deferred compensation agreements, accounting for various related compensation, accounting for lease arrangements and accounting for bank owned life insurance. In fiscal 2005, and through the date of this filing, we have taken the following steps to improve our internal controls over financial reporting:

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

                    • Updating the calculation of the cash surrender value of life insurance discounts with disclosure to the Company’s independent auditors on a quarterly basis.

               Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us. See further discussion in Note 13 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. For a discussion of litigation risks relating to our recent accounting restatement, please refer to the discussion in our Annual Report on Form 10-K for the Year ended December 31, 2004 under the caption “Business-Factors That May Impact Our Business or the Value of Our Stock – We face risks related to our recent accounting restatements including potential litigation and regulatory actions,” included in Item 1 Business of our 2004 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     (a) – (c) None.

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

NARA BANCORP, INC.

Date: June 30, 2005	/s/ Ho Yang

Ho Yang
President and Chief Executive Officer
(Principal executive officer)

Date: June 30, 2005	/s/ Christine Oh

Christine Oh
Acting Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Amended Certificate of Incorporation (filed as an exhibit to Nara Bancorp’s registration statement filed on Form S-8 on February 5, 2003 and incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Nara Bancorp (filed as an exhibit to Nara Bancorp’s current report on Form 8-K filed June 9, 2005 and incorporated herein by this reference)

10.1	Lease for premise located at 1890 West Redondo Beach Boulevard, Gardena, California

10.2	Lease for premise located at 10055 Garden Grove Boulevard Unit A, Garden Grove, California

10.3	Lease for premise located at 209-01 Northern Boulevard, Bayside, New York

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002