Form 10-Q
period 2005-06-30
NARA BANCORP INC
filed 2005-08-09
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of June 30, 2005, there were 23,694,596 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information
     Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1. Business — Factors That May Affect Business or The Value of Our Stock” contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and Item 2 of Part I in this report under the caption “Results of Operations — Factors That May Impact Our Business or the Value of Our Stock.”

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
NARA BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents:
Cash and due from banks	$32,672,417	$27,712,221
Federal funds sold	77,400,000	47,500,000
Term federal funds sold	12,000,000	12,000,000

Total cash and cash equivalents	122,072,417	87,212,221

Interest bearing deposits with other financial institutions	95,000	—
Securities available for sale, at fair value	131,245,577	133,385,948
Securities held to maturity, at amortized cost (fair value:
June 30, 2005 - $2,051,865; December 31, 2004- $2,087,717)	2,000,861	2,001,071
Interest-only strips, at fair value	669,893	714,046
Interest rate swaps, at fair value	273,033	646,783
Loans held for sale, at the lower of cost or market	11,630,610	4,729,911
Loans receivable, net of allowance for loan losses (June 30, 2005 - $16,768,535; December 31, 2004 - $14,626,760)	1,370,510,912	1,207,107,713
Federal Reserve Bank stock , at cost	1,803,300	1,803,300
Federal Home Loan Bank (FHLB) Stock, at cost	6,325,900	4,801,800
Premises and equipment, net	6,836,512	6,869,553
Accrued interest receivable	6,164,323	5,124,017
Servicing assets	3,737,989	3,668,461
Deferred tax assets	14,019,201	13,635,602
Customers’ liabilities on acceptances	9,855,848	7,447,983
Cash surrender value of life insurance	14,432,923	14,226,314
Goodwill	2,347,150	2,347,150
Intangible assets, net	3,946,947	4,305,450
Other assets	9,413,040	8,284,227

Total assets	$1,717,381,436	$1,508,311,550

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	June 30,	December 31,
	2005	2004
LIABILITIES:

Deposits:
Noninterest bearing	$367,516,169	$328,325,741
Interest bearing:
Money market and other	266,828,711	323,477,365
Savings deposits	99,623,611	118,856,820
Time deposits of $100,000 or more	662,393,746	407,100,231
Other time deposits	100,161,033	78,214,767

Total deposits	1,496,523,270	1,255,974,924

Borrowings from Federal Home Loan Bank	43,000,000	90,000,000
Accrued interest payable	4,518,184	3,411,609
Acceptances outstanding	9,855,848	7,447,983
Interest rate swaps, at fair value	936,492	796,132
Subordinated debentures	39,268,000	39,268,000
Other liabilities	10,312,504	10,158,345

Total liabilities	1,604,414,298	1,407,056,993

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; authorized, 40,000,000 shares at June 30, 2005 and December 31, 2004 issued and outstanding, 23,694,596 and 23,333,338 shares at June 30, 2005 and December 31, 2004, respectively	23,695	23,333
Capital surplus	47,464,965	44,902,604
Deferred compensation	—	(2,556)
Retained earnings	66,572,824	56,848,237
Accumulated other comprehensive loss, net:	(1,094,346)	(517,061)

Total stockholders’ equity	112,967,138	101,254,557

Total liabilities and stockholders’ equity	$1,717,381,436	$1,508,311,550

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
INTEREST INCOME:
Interest and fees on loans	$25,559,134	$15,930,131	$47,597,458	$30,810,147
Interest on securities	1,388,894	1,242,284	2,789,097	2,582,810
Interest on interest rate swaps	202,862	904,945	619,750	1,809,889
Interest on federal funds sold and other investments	345,543	148,103	584,048	268,650

Total interest income	27,496,433	18,225,463	51,590,353	35,471,496

INTEREST EXPENSE:
Interest on deposits	7,074,435	3,374,500	12,532,570	6,457,460
Interest on subordinated debentures	696,863	565,279	1,353,535	1,123,971
Interest on other borrowings	728,727	236,690	1,375,750	528,993

Total interest expense	8,500,025	4,176,469	15,261,855	8,110,424

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	18,996,408	14,048,994	36,328,498	27,361,072
PROVISION FOR LOAN LOSSES	1,950,000	1,300,000	3,600,000	2,800,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,046,408	12,748,994	32,728,498	24,561,072

NON-INTEREST INCOME:
Service fees on deposit accounts	1,581,733	2,034,928	3,159,613	4,062,259
Other income and fees	2,243,314	2,083,833	4,121,944	4,009,883
Net gains on sales of SBA loans	1,093,617	1,549,754	1,842,714	2,390,633
Net gains on sales of securities available-for sale	127,503	103,247	142,661	408,223
Net gains (losses) on sales of premises and equipment	(491)	2,660	(6,370)	2,443
Net losses on interest rate swaps	(16,909)	(1,025,756)	(52,235)	(306,021)
Loan referral fees	—	478,038	—	478,038
Other than temporary impairment on securities	—	(123,418)	—	(1,756,584)

Total non-interest income	5,028,767	5,103,286	9,208,327	9,288,874

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,152,646	5,668,859	11,415,311	11,487,186
Occupancy	1,691,904	1,510,837	3,288,137	2,971,306
Furniture and equipment	497,301	483,813	1,007,335	903,008
Advertising and marketing	464,229	490,775	854,347	797,315
Communications	182,124	162,672	368,372	324,092
Data processing	678,589	630,998	1,288,096	1,203,599
Professional fees	1,185,181	388,886	1,941,651	718,687
Office supplies and forms	109,756	120,220	207,178	218,847
Other	1,492,115	1,228,566	2,783,912	2,328,807

Total non-interest expense	12,453,845	10,685,626	23,154,339	20,952,847

INCOME BEFORE INCOME TAXES	9,621,330	7,166,654	18,782,486	12,897,099

INCOME TAXES	4,008,746	2,774,744	7,764,820	4,964,718

NET INCOME	$5,612,584	$4,391,910	$11,017,666	$7,932,381

EARNINGS PER SHARE
Basic	$0.24	$0.19	$0.47	$0.34
Diluted	0.23	0.18	0.45	0.32
See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED June 30, 2005 and 2004
(Unaudited)

						Accumulated
						Other
	Number of					Comprehensive
	Shares	Common	Capital	Deferred	Retained	Income	Comprehensive
	Outstanding	Stock	Surplus	Compensation	Earnings	(loss) , net	Income

BALANCE, JANUARY 1, 2004 (restated)	23,120,178	$23,120	$43,046,200	$(10,222)	$39,566,995	$(54,571)

Stock options exercised	80,660	81	344,085
Tax benefit from stock options exercised			200,176
Amortization of restricted stock				3,833
Cash dividends declared ($0.0525 per share)					(1,217,825)
Comprehensive income:
Net income (restated)					7,932,381		$7,932,381
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale and interest-only- strips, net of tax						(1,034,062)	(1,034,062)
Change in unrealized gain (loss) on interest rate swaps — net of tax						(1,466,614)	(1,466,614)

Total comprehensive income							$5,431,705

BALANCE, JUNE 30, 2004 (restated)	23,200,838	$23,201	$43,590,461	$(6,389)	$46,281,551	$(2,555,247)

BALANCE, JANUARY 1, 2005	23,333,338	$23,333	$44,902,604	$(2,556)	$56,848,237	$(517,061)
Stock options exercised	362,592	363	952,294
Tax benefit from stock options exercised			1,617,732
Amortization of restricted stock				639
Forfeiture of restricted stock	(1,334)	(1)	(7,665)	1,917
Cash dividends declared ($0.055 per share)					(1,293,079)
Comprehensive income:
Net income					11,017,666		$11,017,666
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale and interest-only-strips , net of tax						(300,160)	(300,160)
Change in unrealized gain (loss) on interest rate swaps — net of tax						(277,125)	(277,125)

Total comprehensive income							$10,440,381

BALANCE, JUNE 30, 2005	23,694,596	$23,695	$47,464,965	$—	$66,572,824	$(1,094,346)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$11,017,666	$7,932,381
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation, amortization, and accretion	1,603,448	1,582,494
Provision for loan losses	3,600,000	2,800,000
Proceeds from sales of loans	34,550,157	32,826,366
Originations of loans held for sale	(39,608,142)	(33,209,015)
Net gains on sales of loans	(1,842,714)	(2,390,633)
Net gains on sales of securities available for sale	(142,661)	(408,223)
Net change in cash surrender value of life insurance	(206,609)	(216,133)
Net (gains) losses on sales of premises and equipment	6,370	(2,443)
Net losses on interest rate swaps	52,235	306,021
Change in accrued interest receivable	(1,040,306)	242,571
Deferred income taxes	—	(8,178)
Other than temporary impairment on investment securities	—	1,756,584
FHLB stock dividends	(99,000)	(48,500)
Change in other assets	(1,509,916)	(3,602,794)
Change in accrued interest payable	1,106,575	(167,390)
Change in interest-only strips	(16,106)	(166,781)
Change in other liabilities	1,763,020	406,248

Net cash from operating activities	9,234,017	7,632,575

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in loans receivable	(167,003,199)	(102,303,177)
Purchase of premises and equipment	(791,105)	(1,478,201)
Purchase of securities available for sale	(25,521,365)	(32,401,049)
Net change in interest-bearing deposits with other financial institutions	(95,000)	—
Purchase of FHLB stock	(1,425,100)	(1,050,900)
Proceeds from sales of premises and equipment	—	3,191
Proceeds from sales of securities available for sale	13,900,895	11,946,715
Proceeds from matured or called securities available for sale	13,344,258	18,844,033
Purchase of Federal Reserve Stock		(240,000)
Proceeds from redemption of FHLB stock	—	1,091,500

Net cash from investing activities	(167,590,616)	(105,587,888)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits	240,548,346	159,227,875
Payment of cash dividends	(1,284,208)	(1,217,825)
Repayment of FHLB borrowings	(106,500,000)	(50,000,000)
Proceeds from FHLB borrowings	59,500,000	22,000,000
Proceeds from exercise of stock options	952,657	344,166

Net cash from financing activities	193,216,795	130,354,216

NET CHANGE IN CASH AND CASH EQUIVALENTS	34,860,196	32,398,903

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,212,221	76,438,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,072,417	$108,837,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,155,280	$8,277,814
Income taxes paid	$4,920,000	$6,696,245
See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nara Bancorp, Inc.
     Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”), which was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005, with branches in California and New York as well as Loan Production Offices in California, Washington, Colorado, Georgia, Illinois, New Jersey, Virginia and Texas.
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
     The condensed consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, principally Nara Bank. All intercompany transactions and balances have been eliminated in consolidation.
     We believe that we have made all adjustments necessary to fairly present our financial position at June 30, 2005 and the results of our operations for the three and six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim period are not necessarily indicative of results for the full year.
     These condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K.
3. Restatement
     The financial information as of and for the three and six months ended June 30, 2004 is labeled “restated” as it has been revised from the information previously reported and filed for the three and six months ended June 30, 2004 on Form 10-Q. The restatement is further discussed in Note 2 to the consolidated financial statements in our 2004 Annual Report on Form 10-K.
4. Recent Development
     On July 29, 2005, Nara Bank, a wholly-owned subsidiary of Nara Bancorp, Inc., entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“Department”). Under the terms of the MOU, the Bank cannot declare dividends, without the prior written approval of the Reserve Bank and the Department. Other material provisions of the MOU require the Company and the Bank to: (i) employ an independent consultant acceptable to the Reserve Bank and the Department to conduct a review of the composition, structure and effectiveness of Nara Bank’s current directors and executive officers, (ii) prepare and submit a written plan to the Reserve Bank and the Department to strengthen the Bank’s Board of Directors’ oversight of management and operations of the Bank, (iii) prepare and submit to the Reserve Bank and the Department acceptable policies, procedures and programs to strengthen the Bank’s internal controls, (iv) prepare and submit to the Reserve Bank and the Department a written plan to strengthen the oversight of the Bank’s internal audit function, (v) take such actions necessary to comply with Section 501 of the Gramm-Leach-

Bliley Act, (vi) prepare and submit to the Reserve Bank and the Department an acceptable written information security program and a comprehensive written business resumption plan, and conduct a formal test of the business resumption plan, (vii) prepare and submit a written contingency capital plan, (viii) prepare and submit to the Reserve Bank and Department financial projections for the years 2005-2007 and revise the Bank’s three-year strategic plan, (ix) prepare and submit during the term of the MOU, annual financial projections for each subsequent calendar year at least one month prior to the beginning of the calendar year, (x) notify the Reserve Bank and the Department of all revisions to the budget within 5 days of approval by the Bank’s Board of Directors, (xi) notify the Reserve Bank and the Department thirty (30) days prior to the appointment of any new director or senior executive officer or changing the responsibilities of any current senior officer, (xii) permit the Bank to make any indemnification and golden parachute or severance payments, or enter into any agreements to make such payments to institution-affiliated parties only with the prior written approval of the Board of Governors of the Federal Reserve System and concurrence of the Federal Deposit Insurance Corporation, and (xiii) prepare and submit progress reports to the Reserve Bank and the Department. The MOU will remain in effect until modified or terminated by the Reserve Bank and the Department.
     The Company has already taken preliminary steps to respond to certain of the concerns raised in the MOU. The Board of Directors has appointed a Compliance Committee consisting of independent directors to plan, coordinate and monitor compliance with the MOU. The Board of Directors has received and reviewed proposals from four independent consulting firms, and will shortly submit its selection to the regulators for approval. Although not a direct requirement of the MOU, the Board of Directors has reconstituted and renamed the Nominations Committee of the Board to the Nominations and Governance Committee, which shall oversee the selection of new directors as well as address governance matters. Further, the role of Corporate Governance and Ethics Officer has been assigned to the Company’s acting internal legal counsel. To strengthen the management team, the Bank has hired a new Chief Financial Officer, a new Chief Risk Officer, and promoted from within to fill the positions of Chief Operations Administrator and Chief Credit Officer. At the Board level, all members of our Board, except for one whose schedule did not permit him to attend, attended the Directors’ College, a program run by Stanford University Law School.
Additional Company Restrictions.
     The Company has agreed with the Reserve Bank and the Department to additional restrictions as well, and must take all necessary steps to ensure that the Bank complies with the MOU, and it also must report its progress to the Reserve Bank . In addition, the Company may not declare any dividends or make any payments on the outstanding trust preferred securities issued by the Company’s subsidiaries and may not receive any dividends or payments representing a reduction of capital from the Bank, without the prior written approval of the Reserve Bank. Without the consent of the Reserve Bank, the Company may not: (i) increase its borrowings, incur any debt or renew existing debt, (ii) issue any trust preferred securities, (iii) purchase any of its stock, (iv) appoint any new director or senior executive officer or change the responsibilities of any current senior executive officer, or (v) make any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties. Finally, the Company must affirmatively ensure that all regulatory reports filed, accurately reflect the Company’s condition, are filed on a timely basis, and all records, and supporting work papers are maintained.
Troubled Condition Designation.
     On July 8, 2005, the Reserve Bank notified the Company and Nara Bank that it had designated the Company and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor Nara Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the Reserve Bank thirty (30) days prior written notice. The Board of Governors of the Federal Reserve System may disapprove a notice in certain circumstances. In addition, neither the Company nor Nara Bank may make indemnification and severance payments or enter into agreements with institution-affiliated parties therefore without complying with certain statutory restrictions including prior written approval of the Board of Governors of the Federal Reserve System and concurrence from the Federal Deposit Insurance Corporation.

Capital
     While the Company continues to be well-capitalized under all regulatory guidelines, before the end of 2005, it may raise additional capital through a private placement transaction of its common stock. The common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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
     We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income—as reported	$5,612,584	$4,391,910	$11,017,666	$7,932,381
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards—net of related tax effects	(180,658)	(243,036)	(408,127)	(488,224)

Pro forma net income	$5,431,926	$4,148,874	$10,609,539	$7,444,157

EPS:
Basic—as reported	$0.24	$0.19	$0.47	$0.34
Basic—pro forma	0.23	0.18	0.45	0.32

Diluted—as reported	$0.23	$0.18	$0.45	$0.32
Diluted—pro forma	0.22	0.17	0.43	0.30
The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	June 30,
	2005	2004
Risk-free interest rate	4.4%	3.5%
Expected option life (years)	3.5	6.0
Expected stock price volatility	35.4%	38.5%
Dividend yield	0.6%	0.5%
Weighted average fair value of options granted during the period	$6.28	$6.21

6. Dividends
     On March 10, 2005, we declared a $0.0275 per share cash dividend which was paid on April 12, 2005 to stockholders of record at the close of business on March 31, 2005. On June 23, 2005, we declared a $0.0275 per share cash dividend which was paid on July 17, 2005 to stockholders of record at the close of business on July 5, 2005. For so long as Nara Bancorp and Nara Bank are parties to the Memorandum of Understanding (described in note of “Recent Development”), Nara Bank may not declare or pay any cash dividends to Nara Bancorp, without the prior written approval of the Reserve Bank and the Department of Financial Institution. Also, under a Board resolution, Nara Bancorp may not declare or pay any cash dividends to its stockholders without the prior written approval of the Reserve Bank. No assurance can be given that the regulators would approve a request to pay cash dividends.
7. Earnings Per Share (“EPS”)
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
     The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2005 and 2004.

	For the three months ended June 30,
	2005			2004 (Restated)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$5,612,584	23,653,365	$0.24	$4,391,910	23,181,561	$0.19

Effect of Dilutive Securities:

Stock Options	—	884,816		—	1,279,512

Diluted EPS	$5,612,584	24,538,181	$0.23	$4,391,910	24,461,073	$0.18

	For the six months ended June 30,
	2005			2004 (Restated)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	(Amount)	(Numerator)	(Denominator)	(Amount)
Basic EPS	$11,017,666	23,504,411	$0.47	$7,932,381	23,168,883	$0.34

Effect of Dilutive Securities:

Stock Options	—	1,130,438		—	1,278,433

Diluted EPS	$11,017,666	24,634,849	$0.45	$7,932,381	24,447,316	$0.32

8. Stock Splits
     On May 17, 2004, Nara Bancorp announced that its Board of Directors had approved a two-for-one split of its common stock, effected in the form of a 100% stock dividend, which was distributed on June 15, 2004 to stockholders of record as of the close of business on May 31, 2004. The effect of this dividend is that stockholders received one additional share of Nara Bancorp common stock for each share owned. All share and per share information has been restated to reflect the stock split.
9. Loans Receivable and Allowance For Loan Losses
     The following is a summary of loans receivable by major category:

	June 30, 2005	December 31, 2004

Commercial loans	$481,226,089	$441,940,400
Real estate loans	842,130,829	717,746,940
Consumer and other loans	67,010,066	64,844,647

	1,390,366,984	1,224,531,987
Unamortized deferred loan fees, net of cost	(3,087,537)	(2,797,514)
Allowance for loan losses	(16,768,535)	(14,626,760)

Loans receivable, net	$1,370,510,912	$1,207,107,713

     Activity in the allowance for loan losses is as follows for the periods indicated:

	Six months ended June 30,
	2005	2004
Balance, beginning of period	$14,626,760	$12,470,735
Provision for loan losses	3,600,000	2,800,000
Loan charge-offs	(1,841,272)	(1,431,699)
Loan recoveries	383,047	456,749

Balance, end of period	$16,768,535	$14,295,785

At June 30, 2005, December 31, 2004 and June 30, 2004, the Company had classified $3.7 million, $2.8 million and $5.0 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $989 thousand, $797 thousand and $1.1 million, respectively. There were no impaired loans without specific loss allocations. At June 30, 2005, loans on non-accrual status totaled $2.8 million compared to $2.7 million at December 31, 2004 and $4.9 million at June 30, 2004. At June 30, 2005, there were loans totaled $86 thousand past due more than 90 days and still accruing interest, compared to $0 at December 31, 2004 and June 30, 2004.

10. Derivative Financial Instruments and Hedging Activities
     Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on $120,000,000 of variable rate loans indexed to Prime. As of June 30, 2005, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a loss of $450,881 (net of tax benefit of $300,587), of which $44,005 is expected to be reclassified as a reduction into interest income within the next 12 months. As of June 30, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 7 years.
     Interest rate swap information at June 30, 2005 is summarized as follows:

Current Notional					Unrealized Gain
Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	(Loss)

20,000,000	H.15 Prime [1]	7.59%	4/30/2007	273,033	185,024
20,000,000	H.15 Prime [1]	6.09%	10/09/2007	(335,214)	(335,214)
20,000,000	H.15 Prime [1]	6.58%	10/09/2009	(287,933)	(287,933)
20,000,000	H.15 Prime [1]	7.03%	10/09/2012	(35,322)	(35,322)
20,000,000	H.15 Prime [1]	5.60%	12/17/2005	(98,364)	(98,364)
10,000,000	H.15 Prime [1]	6.32%	12/17/2007	(129,205)	(129,205)
10,000,000	H.15 Prime [1]	6.83%	12/17/2009	(50,454)	(50,454)

$120,000,000				$(663,459)	$(751,468)

1.	Prime rate is based on Federal Reserve statistical release H.15
     The realized loss on interest rate swaps due to hedge ineffectiveness was $17 thousand and $1.0 million for the three months ended June 30, 2005 and 2004, respectively. The realized loss on interest swaps due to hedge ineffectiveness was $52 thousand and $306 thousand for the six months ended June 30, 2005 and 2004, respectively.
     During the second quarters of 2005 and 2004, interest income recorded on swap transactions totaled $203 thousand and $905 thousand, respectively. During the first six months of 2005 and 2004, interest income recorded on swap transactions totaled $620 thousand and $1.8 million. At June 30, 2005, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $1.0 million and real estate loans of $3.5 million.
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
     The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2005 and 2004.
Three Months Ended June 30,
(Dollars in thousands)

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2005

Net interest income, before provision for loan losses	$14,753	$1,611	$2,632	$18,996
Less provision for loan losses	1,875	—	75	1,950
Non-interest income	2,216	881	1,932	5,029

Net revenue	15,094	2,492	4,489	22,075
Non-interest expense	9,943	906	1,604	12,453

Income before taxes	$5,151	$1,586	$2,885	$9,622

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,343,617	$136,900	$236,864	$1,717,381

2004 (restated)

Net interest income, before provision for loan losses	$10,885	$1,106	$2,058	$14,049
Less provision for loan losses	1,010	—	290	1,300
Non-interest income	1,803	783	2,518	5,104

Net revenue	11,678	1,889	4,286	17,853
Non-interest expense	8,765	842	1,079	10,686

Income before taxes	$2,913	$1,047	$3,207	$7,167

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,090,541	$110,485	$197,698	$1,398,724

Six Months Ended June 30,
(Dollars in thousands)

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2005

Net interest income, before provision for loan losses	$28,371	$3,015	$4,942	$36,328
Less provision for loan losses	3,485	20	95	3,600
Non-interest income	4,502	1,583	3,123	9,208

Net revenue	29,388	4,578	7,970	41,936
Non-interest expense	18,793	1,622	2,739	23,154

Income before taxes	$10,595	$2,956	$5,231	$18,782

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,343,617	$136,900	$236,864	$1,717,381

2004 (restated)

Net interest income, before provision for loan losses	$19,368	$4,127	$3,866	$27,361
Less provision for loan losses	1,820	430	550	2,800
Non-interest income	4,137	1,438	3,714	9,289

Net revenue	21,685	5,135	7,030	33,850
Non-interest expense	15,993	3,102	1,858	20,953

Income before taxes	$5,692	$2,033	$5,172	$12,897

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,090,541	$110,485	$197,698	$1,398,724

12. Other-Than-Temporary Impairment
     For the three and six months ended June 30, 2004, we recorded an impairment charge of $123 thousand and $1.8 million, respectively on government sponsored enterprise preferred stocks as a result of other-than-temporary declines in their market values. Management determined that the unrealized losses on these securities at June 30, 2004 should be considered other-than-temporary and therefore recorded as impairment charges as these investments had significant unrealized loss positions for more than one year and it was difficult to forecast significant market value recovery in a reasonable time frame. During the first quarter of 2005, those government sponsored enterprise preferred stocks were sold, resulting in a gain of approximately $15,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following is management’s discussion and analysis of the major factors that influenced our consolidated results of operations and financial condition for the three and six months ended June 30, 2005 and 2004. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes set forth in this report.
GENERAL
Restatement
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
     A special sub-committee of the Audit Committee of the Board of Directors of the Company (the “Subcommittee”) engaged independent counsel to conduct an investigation of matters relating to the Letter. The Subcommittee discovered that the amount the former President and Chief Executive Officer relinquished was approximately $600,000 in 2003 and $0 in 2004. The Subcommittee determined that the failure to disclose and account for the arrangement to reimburse certain expense amounts up to approximately $600,000 contemplated by the Letter had an effect on the Company’s previously issued consolidated financial statements for the years ended December 31, 2003 and 2002. The Subcommittee evaluated the error in accordance with the quantitative and qualitative guidance set forth in SEC Staff Accounting Bulletin No. 99. As a result thereof, on March 24, 2005, the Subcommittee concluded (and on March 25, 2005 the Board of Directors concurred) that the Company should restate its consolidated financial statements for the years ended December 31, 2003 and 2002 and, accordingly, the previously issued financial statements and the related independent auditors’ reports thereon for the years ended December 31, 2003 and 2002 should no longer be relied upon. The Subcommittee discussed this conclusion with the Company’s independent registered public accounting firm for 2004 as well as its former independent registered public accounting firm for 2003 and 2002. Additionally, the Subcommittee engaged its current independent registered public accounting firm to re-audit the Company’s 2003 and 2002 consolidated financial statements.
     On March 30, 2005, the Company announced in a current report on Form 8-K that it was restating its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. In the course of the re-audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional errors were also identified (i.e., other than the one relating to the Letter) in the Company’s consolidated financial statements for 2003 and 2002. Specifically, errors were identified in accounting for bank owned life insurance, lease arrangements under which the Company occupies its premises, incentive compensation, profit sharing and bonus payments to certain employees and certain other accounting matters. Accordingly, the Company’s 2003 and 2002 consolidated financial statements and previously released information for 2004 were restated for these accounting errors and the restated financial statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     All financial information contained in this Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2004, and as of and for the year ended December 31, 2004 gives effect to the restatement discussed above (the “Restatement”). Information regarding the effect of the restatement on our financial position as of December 31, 2004 and results of operations for the three and six months ended June 30, 2004 is provided in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Selected Financial Data
          The following table sets forth certain selected financial data concerning the periods indicated:

	At or For The Three Months Ended		At or For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)		(Restated)
Income Statement data:
Interest income	$27,496	$18,225	$51,590	$35,471
Interest expense	8,500	4,176	15,262	8,110

Net interest income	18,996	14,049	36,328	27,361
Provision for loan losses	1,950	1,300	3,600	2,800

Net interest income after provision for loan losses	17,046	12,749	32,728	24,561
Non-interest income	5,029	5,103	9,208	9,289
Non-interest expense	12,454	10,686	23,154	20,953

Income before income tax provision	9,621	7,166	18,782	12,897
Income tax provision	4,009	2,774	7,764	4,965

Net income	$5,612	$4,392	$11,018	$7,932

Per Share Data: *
Earnings per share — basic	$0.24	$0.19	$0.47	$0.34
Earnings per share — diluted	0.23	0.18	0.45	0.32
Book value (period end)	$4.77	$3.76	$4.77	$3.76
Common shares outstanding	23,694,596	23,200,838	23,694,596	23,200,838
Weighted average shares — basic	23,653,365	23,181,561	23,504,411	23,168,883
Weighted average shares — diluted	24,538,181	24,461,073	24,634,849	24,447,316

Statement of Financial Condition Data — At Period End:
Assets	$1,717,381	$1,398,724	$1,717,381	$1,398,724
Securities available for sale and held to maturity	133,246	126,774	133,246	126,774
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,387,279	1,098,667	1,387,279	1,098,667
Deposits	1,496,523	1,220,643	1,496,523	1,220,643
Federal Home Loan Bank borrowings	43,000	32,000	43,000	32,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	112,967	87,334	112,967	87,334

*	Number of shares and per share data were retroactively adjusted for the stock split declared on May 17, 2004.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)		(Restated)
Average Balance Sheet Data:
Assets	$1,630,918	$1,366,506	$1,582,032	$1,299,398
Securities available for sale and held to maturity	133,479	129,224	135,919	128,607
Gross loans, including loans held for sale	1,365,423	1,091,380	1,321,858	1,059,686
Deposits	1,373,493	1,132,362	1,325,807	1,097,365
Stockholders’ equity	109,120	91,379	107,051	88,597
Selected Performance Ratios:
Return on average assets (1)	1.38%	1.29%	1.39%	1.22%
Return on average stockholders’ equity (1)	20.57%	19.22%	20.58%	17.91%
Non-interest expense to average assets (1)	3.05%	3.13%	2.93%	3.23%
Efficiency ratio (2)	51.84%	55.80%	50.85%	57.17%
Net interest margin (3)	4.94%	4.49%	4.86%	4.49%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	8.84%	8.13%	8.84%	8.13%
Tier 1 risk-based capital ratio	9.69%	9.38%	9.69%	9.38%
Total risk-based capital ratio	11.05%	11.58%	11.05%	11.58%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.21%	1.30%	1.21%	1.30%
Allowance for loan losses to non-performing loans	586.74%	294.34%	586.74%	294.34%
Total non-performing assets to total assets (6)	0.22%	0.37%	0.22%	0.37%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for the “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

RESULTS OF OPERATIONS
     You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below.
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
The restatement of our financial statements and the occurrence of the events caused us to incur substantial unanticipated legal and accounting expenses. In addition, the restatement may lead to litigation claims and/or regulatory proceedings against us. These claims and proceedings may include, without limitation, private securities lawsuits brought against us and regulatory investigations or proceedings initiated by the Securities and Exchange Commission, the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions.
On July 29, 2005, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, which imposes additional obligations on us and restricts our ability to take certain actions. On July 9, 2005, the Federal Reserve Bank of San Francisco notified us that it had designated the Company and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. See Note 4 to Condensed Consolidated Financial Statements (unaudited) above for a more detailed discussion. The impact of the Memorandum of Understanding or the designation by the Federal Reserve Bank of San Francisco may have a material adverse effect on our business or financial condition. We may also be asked to enter into regulatory orders or consent decrees with other regulatory agencies. The defense and outcome of any such claims or proceedings against us and any agreement with regulators may divert management’s attention and resources, and we may be required to pay damages if such claims or proceedings are not resolved in our favor.
Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy and our future business activities may be limited. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation, require us to incur significant expenses to resolve any claims and cause the price of our securities to decline or remain at current levels.
If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. In connection with a review of our internal control over financial reporting with the recent restatement of our financial statements, we identified certain deficiencies in some of our disclosure and internal controls and procedures. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other ineffective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls over financial reporting. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.
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
Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for probable losses, it will hurt our business. While we try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans, losses nevertheless occur. We create allowance allocations for estimated loan losses in our accounting records. We base these allowances on estimates of the following:
•	historical experience with our loans;

•	evaluation of current economic conditions;

•	regular reviews of the quality, mix and size of the overall loan portfolio;

•	regular reviews of delinquencies;

•	the quality of the collateral underlying our loans.
If these allocations were inadequate, our results of financial condition could be materially and adversely affected.
A downturn in the real estate market could seriously impair our loan portfolio. As of June 30, 2005, approximately 60% of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.
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

Our stock price may be volatile, which could result in substantial losses for our stockholders. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:
•	regulatory enforcement actions;

•	issuing new equity securities;

•	the amount of our common stock outstanding and the trading volume of our stock;

•	actual or anticipated changes in our future financial performance;

•	changes in financial performance estimates of us by securities analysts;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the operating and stock performance of our competitors;

•	changes in interest rates; and

•	additions or departures of key personnel.
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
     During the first half of 2005, we continued to experience strong growth in our assets supported by to growth in our existing branches. Our total assets grew by 14% to $1.72 billion at June 30, 2005 from $1.51 billion at December 31, 2004. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits. The loan growth during the first half of 2005 was predominantly in real estate and commercial loans and deposit growth was primarily in time deposits that are $100,000 or more.
     Our net income was $5.6 million for the three months ended June 30, 2005 and represents a 28% increase from $4.4 million for the three months ended June 30, 2004. The major contributor to the increase in net income for the three months ended June 30, 2005 was a 35% increase in net interest income compared to the same period of 2004 as a result of loan growth and an increase in our net interest margin. Our net income for the six months ended June 30, 2005 was $11.0 million and represents a 39% increase from $7.9 million for the six months ended June 30, 2004. This increase is also due to a 33% increase in net interest income during the first six months of 2005 compared to the same period of 2004. More detailed discussions are in the various sections below.
Net income
     Our net income for the three months ended June 30, 2005 was $5.6 million, or $0.23 per diluted share, compared to $4.4 million, or $0.18 per diluted share, for the same quarter of 2004, representing an increase of $1.2 million or 28%. The increase resulted primarily from an increase in net interest income offset by higher non-interest expense and a higher provision for taxes. As a result of the Restatement, our net income decreased $153 thousand or $0.01 per diluted share for the three months ended June 30, 2004, compared to amounts previously reported.

     The annualized return on average assets was 1.38% for the second quarter of 2005, compared to 1.29% for the same period of 2004. The annualized return on average equity was 20.57% for the second quarter of 2005, compared to 19.22% for the same period of 2004. The resulting efficiency ratio was 51.84% for the three months ended June 30, 2005 compared with 55.80% for the same period of 2004. Our improved efficiency ratio was primarily due the 35% increase in net interest income although the expense related to the Restatement of approximately $1.2 million adversely impacted the efficiency ratio.
     Our net income for the six months ended June 30, 2005 was $11.0 million, or $0.45 per diluted share, compared to $7.9 million, or $0.32 per diluted share, for the same period of 2004, representing an increase of $3.1 million or 39%. The increase also resulted from an increase in net interest income offset by higher non-interest expense and a higher provision for income taxes. As a result of the Restatement, our net income decreased $756 thousand or $0.04 per diluted share for the six months ended June 30, 2004, compared to amounts previously reported.
     The annualized return on average assets was 1.39% for the six months ended June 30,2005, compared to 1.22% for the same period of 2004. The annualized return on average equity was 20.58% for the six months ended June 30, 2005, compared to 17.91% for the same period of 2004. The resulting efficiency ratio was 50.85% for the six months ended June 30, 2005, compared with 57.17% for the same period of 2004. Our improved efficiency ratio was also primarily due to an increase in net interest income offset by increased non-interest expense due to the Restatement.
     The Restatement adjustments related primarily to non-interest expense and are addressed further below and in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Net Interest Income and Net Interest Margin
     Net Interest Income
     The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest rate swaps and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets, is defined as net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing deposits and borrowed funds. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in the yield earned on interest-earning assets and the rates paid on interest-bearing liabilities.
     Net interest income before provision for loan losses was $19.0 million for the second quarter ended June 30, 2005, an increase of $4.9 million, or 35% compared to net interest income of $14.0 million for the same quarter of 2004. This increase was primarily due to an increase in average interest earning assets, which increased $287.6 million or 23% to $1.54 billion for the second quarter of 2005 from $1.25 billion for the same quarter of 2004.
     Interest income for the second quarter of 2005 was $27.5 million, which represented an increase of $9.3 million or 51% over interest income of $18.2 million for the same quarter of 2004. The increase was the net result of a $4.8 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) and a $4.5 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).
     Interest expense for the second quarter of 2005 was $8.5 million, an increase of $4.3 million or 104% compared to interest expense of $4.2 million for the same quarter of 2004. The increase was primarily the result of a $1.3 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $3.0 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change). Interest-bearing liabilities increased in part as a result of growth in deposits following a bank-wide marketing campaign promoting new time deposit accounts with higher interest rates.

     Net interest income before provision for loan losses was $36.3 million for the six months ended June 30, 2005, an increase of $9.0 million, or 33%, compared to net interest income of $27.4 million for the same period of 2004. This increase was primarily due to an increase in average interest earning assets, which increased $276.4 million or 23% to $1.50 billion for the first half of 2005, compared to the same period in 2004.
     Interest income for the six months ended June 30, 2005 was $51.6 million, which represented an increase of $16.1 million or 45% over interest income of $35.5 million for the same period of 2004. The increase was the net result of a $9.1 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) and a $7.0 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).
     Interest expense for the six months ended June 30, 2005 was $15.3 million, an increase of $7.2 million or 89% over interest expense of $8.1 million for the same period of 2004. The increase was primarily the result of a $2.4 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $4.8 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change). Interest-bearing liabilities increased in part as a result of growth in deposits following a bank-wide marketing campaign promoting new time deposit accounts with higher interest rates.
     Net Interest Margin
     The average yield on average interest-earning assets increased to 7.15% for the second quarter of 2005 compared with 5.83% for the same quarter of 2004. The increase was primarily due to an increase in market interest rates in particular the prime interest rate, to which our loan portfolio is substantially tied. The weighted average prime rate for the second quarter of 2005 was 5.91% compared to 4.00% during the same quarter of 2004. The average cost of interest-bearing liabilities also increased to 2.99 % for the second quarter of 2005 from 1.85% for the same quarter of 2004.
     The resulting net interest margin was 4.94% for the second quarter of 2005 compared with 4.49% for the same quarter of 2004. Despite a 150 basis point increase in the prime rate between the two periods, the net interest margin only increased by 45 basis points primarily due to the increase in the cost of interest-bearing liabilities. The average cost of total deposits, including non-interest bearing deposits, for the second quarter of 2005 was 2.06% compared to 1.19% for the same quarter of 2004, an 87 basis point increase.
     The average yield on average interest-earning assets increased to 6.91% for the six months ended June 30, 2005 compared to 5.83% for the same period of 2004. The increase was also primarily due to an increase in market interest rates. The weighted average prime rate for first half of 2005 was 5.68% compared to 4.00% during the same period of 2004. The average cost of interest-bearing liabilities also increased to 2.77 % for the first half of 2005 from 1.86% for the same period of 2004, a 91 basis point increase.
     The net interest margin was 4.86% for the six months ended June 30, 2005 compared with 4.49% for the same period of 2004. Despite a 150 basis point increase in prime rate between the two periods, the net interest margin only increased by 37 basis points primarily due to the increase in the cost of interest-bearing liabilities. Due to robust competition for deposits among Korean-American banks, especially De Novo banks, the pricing of deposits increased more than we anticipated. The average cost of interest-bearing deposits increased to 2.56% for the first half of 2005 from 1.67% for the same period of 2004. The average cost of total deposits, including non-interest bearing deposits, for the first half of 2005 was 1.89% compared to 1.18% for the same period of 2004, a 72 basis point increase.

     The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended			Three months ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,365,423	$25,762	7.55%	$1,091,380	$16,835	6.17%
Other investments	7,968	97	4.87%	6,139	77	5.02%
Securities (3)	133,479	1,389	4.16%	129,224	1,242	3.84%
Federal funds sold	31,980	248	3.10%	24,531	71	1.16%

Total interest earning assets	$1,538,850	$27,496	7.15%	$1,251,274	$18,225	5.83%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$245,326	$1,458	2.38%	$202,379	$804	1.59%
Savings	104,475	478	1.83%	135,890	605	1.78%
Time certificates of deposit	666,544	5,138	3.08%	467,943	1,965	1.68%
FHLB borrowings	84,585	729	3.45%	57,334	237	1.65%
Subordinated debentures	37,152	697	7.50%	37,122	565	6.09%

Total interest bearing liabilities	$1,138,082	$8,500	2.99%	$900,668	$4,176	1.85%

Net interest income		$18,996			$14,049

Net interest margin			4.94%			4.49%
Net interest spread			4.16%			3.98%
Average interest-earning assets to average interest-bearing liabilities			135.21%			138.93%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Six months ended			Six months ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,321,858	$48,217	7.30%	$1,059,686	$32,619	6.16%

Other investments	7,373	171	4.64%	5,732	133	4.64%
Securities (3)	135,919	2,789	4.10%	128,607	2,583	4.02%
Federal funds sold	28,880	413	2.86%	23,625	136	1.15%

Total interest earning assets	$1,494,030	$51,590	6.91%	$1,217,650	$35,471	5.83%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$271,088	$3,044	2.25%	$177,900	$1,335	1.50%
Savings	108,968	995	1.83%	143,025	1,256	1.76%
Time certificates of deposit	599,242	8,493	2.83%	453,830	3,866	1.70%
FHLB borrowings	87,467	1,376	3.15%	58,343	529	1.81%
Subordinated debentures	37,149	1,354	7.29%	37,118	1,124	6.06%

Total interest bearing liabilities	$1,103,914	$15,262	2.77%	$870,216	$8,110	1.86%

Net interest income		$36,328			$27,361

Net interest margin			4.86%			4.49%
Net interest spread			4.14%			3.97%
Average interest-earning assets to average interest-bearing liabilities			135.34%			139.93%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.
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

	Three months ended
	June 30, 2005 over June 30, 2004
	Net
	Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans and interest rate swaps	$8,927	$4,200	$4,727
Interest on other investments	20	(2)	22
Interest on securities	147	105	42
Interest on federal funds sold	177	150	27

Total interest income	$9,271	$4,453	$4,818

INTEREST EXPENSE :
Interest on demand deposits	$654	$458	$196
Interest on savings	(127)	16	(143)
Interest on time certificates of deposit	3,173	2,104	1,069
Interest on FHLB borrowings	492	342	150
Interest on subordinated debentures	132	132	—

Total interest expense	$4,324	$3,052	$1,272

Net Interest Income	$4,947	$1,401	$3,546

	Six months ended
	June 30, 2005 over June 30, 2004
	Net
	Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans and interest rate swaps	$15,598	$6,673	$8,925
Interest on other investments	38	—	38
Interest on securities	206	57	149
Interest on federal funds sold	277	241	36

Total interest income	$16,119	$6,971	$9,148

INTEREST EXPENSE :
Interest on demand deposits	$1,709	$831	$878
Interest on savings	(261)	48	(309)
Interest on time certificates of deposit	4,627	3,121	1,506
Interest on FHLB borrowings	847	504	343
Interest on subordinated debentures	230	229	1

Total interest expense	$7,152	$4,733	$2,419

Net Interest Income	$8,967	$2,238	$6,729

Provision for Loan Losses
     The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates. If the allowance for loan losses was inadequate, it would have a material adverse effect on our financial condition.
     We recorded $2.0 million provision for loan losses during the second quarter of 2005 compared to $1.3 million in the same quarter of 2004. We recorded $3.6 million in provision for loan losses during the first half of 2005 compared to $2.8 million in the same period of 2004. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio and the level of our net charge-offs and non-performing loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at June 30, 2005. See Allowance for Loan Losses below for further discussion.
Non-interest Income
     Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, net gains or losses on interest rate swaps and net gains on sales of SBA loans and securities available for sale.
     Non-interest income for the second quarter of 2005 was $5.0 million compared to $5.1 million for the same quarter of 2004. Net gains on sales of SBA loans decreased due to an increase in the fees we paid to the brokers to generate those loans as well as a decrease in premiums received from the sales. During the second quarter of 2005 we originated $23.9 million in SBA loans and sold $20.4 million. During the second quarter of 2004, we originated $21.4 million in SBA loans and sold $21.6 million. Service fees on deposit accounts decreased primarily due to the closing of accounts for check cashing businesses, which generated significant fees, and a deposit promotion for no-fee deposit accounts in 2005. For the three and six months ended June 30, 2004, we recorded an impairment charge of $123 thousand and $1.8 million, respectively on government sponsored enterprise preferred stocks as a result of other than temporary declines in their market values. All such securities were sold during the first quarter of 2005. During the second quarter of 2005, we recorded $128 thousand in net gains from the sale of $6.5 million in securities compared to net gains of $103 thousand from the sale of $5.7 million of securities available for sale during the same quarter of 2004. During the second quarter of 2005, we recognized a net loss of $17 thousand from our interest rate swaps compared to a net loss of $1.0 million for the same quarter of 2004. The net loss or gain from the interest rate swaps is dependent upon an increase or decrease in interest rates. During 2004, we entered into a loan referral program with GE capital and Zion Bancorp and during the second quarter of 2004, we recognized $478 thousand in loan referral income by referring $13.5 million in real estate loans. There was no such loan referral fee income during 2005.
     Non-interest income for the first half of 2005 was $9.2 million compared to $9.3 million for the same period of 2004. Service fees on deposit accounts decreased primarily due to our promotion for no-fee deposit accounts as well as the closing of accounts for check cashing businesses. Net gains on sale of SBA loans for the first half of 2005 decreased $548 thousand or 23% compared to the same period of 2004. During the first half of 2005, we originated $39.6 million in SBA loans and sold $34.6 million. During the same period of 2004, we originated $33.2 million in SBA loans and sold $32.8 million. Despite the increase in the origination and sale of SBA loans, the decrease in gains on sales of SBA loans is due to an increase in the fees we paid to brokers to generate those loans as well as decreased premiums received on the sales.

     The breakdown of changes in our non-interest income by category is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	June 30, 2005	Amount	Percent (%)	June 30, 2004
				(Restated)
	(Dollars in thousands)
Service fees on deposit accounts	$1,582	$(453)	-22%	$2,035
International service fees	852	98	13%	754
Wire transfer fees	368	14	4%	354
Loan servicing fees, net	493	208	73%	285
Earnings on cash surrender value of life insurance	160	12	8%	148
Net gains on sales of SBA loans	1,094	(456)	-29%	1,550
Net gains on sales of securities available for sale	128	25	24%	103
Net gains (losses) on interest rate swaps	(17)	1,009	-98%	(1,026)
Loan referral income	—	(478)	-100%	478
Other than temporary impairment on securities	—	123	-100%	(123)
Other	369	(176)	-32%	545

Total non-interest income	$5,029	$(74)	-1%	$5,103

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended
	June 30, 2005	Amount	Percent (%)	June 30, 2004
				(Restated)
	(Dollars in thousands)
Service fees on deposit accounts	$3,160	$(902)	-22%	$4,062
International service fees	1,527	111	8%	1,416
Wire transfer fees	709	56	9%	653
Loan servicing fees, net	892	323	57%	569
Earnings on cash surrender value of life insurance	305	(24)	-7%	329
Net gains on sales of SBA loans	1,843	(548)	-23%	2,391
Net gains on sales of securities available for sale	143	(265)	-65%	408
Net gains (losses) on interest rate swaps	(52)	254	-83%	(306)
Loan referral income	—	(478)	-100%	478
Other than temporary impairment on securities	—	1,757	-100%	(1,757)
Other	681	(365)	-35%	1,046

Total non-interest income	$9,208	$(81)	-1%	$9,289

Non-interest Expense
     Non-interest expense for the second quarter of 2005 was $12.5 million compared to $10.7 million for the same quarter of 2004, an increase of $1.8 million, or 17%. Salaries and employee benefits for the three months ended June 30, 2004 were restated to include additional bonuses of $148 thousand to be accrued for the period. Salaries and employee benefits increased to $6.2 million for the three months ended June 30, 2005 from $5.7 million for the same quarter of 2004. The increase was primarily due to an increase in bonuses accrued during the second quarter of 2005 compared to same quarter of 2004. Occupancy expense for the three months ended June 30, 2004 was restated to include expense for leases with escalating rents on a straight-line basis over the lease term, rather than as paid, and to correctly account for leasehold improvement amortization. The restatement of occupancy expenses related to such accounting was an increase of $192 thousand for the three months ended June 30, 2004. Professional fees for the second quarter of 2005 were $1.2 million compared to $389 thousand for the same quarter of 2004. This increase was primarily due to legal and accounting expenses incurred during the second quarter of 2005 related to the special Subcommittee investigation discussed above under “General.” Approximately $900 thousand was expensed during the second quarter of 2005.
     Non-interest expense for the first half of 2005 was $23.2 million compared to $21.0 million for the same period of 2004, an increase of $2.2 million or 11%. Salaries and employee benefits for the six months ended June 30, 2004 were restated to include additional bonuses of $1.1 million to be accrued for the period. Salaries and employee benefits were at $11.4 million for the six months ended June 30, 2005 compared to $11.5 million for the same period of 2004. Occupancy expense for the six months ended June 30, 2004 was restated to include expense for leases with escalating rents on a straight-line basis over the lease term, rather than as paid, and to correctly account for leasehold improvement amortization. The restatement of occupancy expenses related to such accounting was an increase of $385 thousand for the six months ended June 30, 2004. Occupancy expense for the six months ended June 30, 2005 was $3.3 million compared to $3.0 million for the same period of 2004. This increase is primarily due to opening of our Rowland Heights branch in Southern California in June of 2004, new office space for our Dallas and Silicon Valley LPO sites, additional space for our downtown Los Angeles office expansion during the second half of 2004, and three new lease contracts entered into during the first quarter of 2005, for branch/loan production offices in Gardena and Garden Grove in California and Bayside in New York. Professional fees for the six months ended June 30, 2005 were $1.9 million compared to $719 thousand for the same period of 2004. This increase was primarily due to legal and accounting expenses incurred during the six months of 2005 related to the special Subcommittee investigation discussed above under “General.” We have incurred approximately $1.2 million of such professional expenses during the first six months of 2005. All expenses related to the investigation have been expensed as of June 30, 2005.
     The change in non-interest expense is illustrated below:

	Three			Three
	Months			Months
	Ended	Increase (Decrease)		Ended
	June 30, 2005	Amount	Percent (%)	June 30, 2004
				(Restated)
	(Dollars in thousands)
Salaries and employee benefits	$6,153	$484	9%	$5,669
Occupancy	1,692	181	12%	1,511
Furniture and equipment	497	13	3%	484
Advertising and marketing	464	(27)	-5%	491
Communications	182	19	12%	163
Data processing	679	48	8%	631
Professional fees	1,185	796	205%	389
Office supplies and forms	110	(10)	-8%	120
Regulatory fees	217	13	6%	204
Director fees	192	61	47%	131
Credit related expenses	236	191	424%	45
Amortization of intangible assets	172	(35)	-17%	207
Other	675	34	5%	641

Total non-interest expense	$12,454	$1,768	17%	$10,686

	Six			Six
	Months			Months
	Ended	Increase (Decrease)		Ended
	June 30, 2005	Amount	Percent (%)	June 30, 2004
				(Restated)
	(Dollars in thousands)
Salaries and employee benefits	$11,415	$(72)	-1%	$11,487
Occupancy	3,288	317	11%	2,971
Furniture and equipment	1,007	104	12%	903
Advertising and marketing	854	57	7%	797
Communications	368	44	14%	324
Data processing	1,288	84	7%	1,204
Professional fees	1,942	1,223	170%	719
Office supplies and forms	207	(12)	-5%	219
Regulatory fees	469	87	23%	382
Director fees	322	68	27%	254
Credit related expenses	328	174	113%	154
Amortization of intangible assets	359	(56)	-13%	415
Other	1,307	183	16%	1,124

Total non-interest expense	$23,154	$2,201	11%	$20,953

Provision for Income Taxes
     Income taxes were $4.0 million and $2.8 million for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate for the quarter ended June 30, 2005 was 42% compared with 39% for the quarter ended June 30, 2004. Income taxes were $7.8 million and $5.0 million for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate for the six months ended June 30, 2005 was 41% compared with 38% for the same period of 2004. The increase in the effective tax rate during the three and six month periods ended June 30, 2005 was primarily due to lower non-taxable (municipal bond) income and lower state income taxes in 2004.
Financial Condition
     At June 30, 2005, our total assets were $1.72 billion, an increase of $209.4 million or 14% from $1.51 billion at December 31, 2004. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits.
Loan Portfolio
     As of June 30, 2005, our gross loans (net of deferred loan fees and costs) increased by $165.5 million or 14% to $1.39 billion from $1.22 billion at December 31, 2004. Commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at June 30, 2005 increased by $39.3 million or 9% to $481.2 million from $441.9 million at December 31, 2004. Real estate loans increased by $124.4 million or 17% to $842.1 million at June 30, 2005 from $717.7 million at December 31, 2004.

     The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:

Commercial loans	$481,226	34.6%	$441,940	36.1%
Real estate loans	842,131	60.6%	717,747	58.6%
Consumer and other loans	67,010	4.8%	64,845	5.3%

Total loans outstanding	1,390,367	100.0%	1,224,532	100.0%
Unamortized loan fees, net of costs	(3,087)		(2,798)
Allowance for loan losses	(16,769)		(14,627)

Loans Receivable, net	$1,370,511		$1,207,107

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

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Loan commitments	$155,911	$151,726
Standby letters of credit	12,568	22,108
Other commercial letters of credit	35,908	29,035

	$204,387	$202,869

     At June 30, 2005, our nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $3.9 million, an increase of $1.0 million from $2.9 million at December 31, 2004. This $1.0 million increase is primarily due to four additional loans that were restructured. Non-performing assets to total assets was 0.23% and 0.19% at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, nonperforming loans were $2.9 million, an increase of $200 thousand from $2.7 million at December 31, 2004. Of the $2.9 million in nonperforming loans, $1.5 million are fully secured by real estate. At June 30, 2005, nonperforming loans to total gross loans was 0.21% compared to 0.22% at December 31, 2004.

     The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$2,772	$2,679
Loan past due 90 days or more, still accruing	86	—

Total Nonperforming Loans	2,858	2,679
Other real estate owned	—	—
Restructured loans	1,067	229

Total Nonperforming Assets	$3,925	$2,908

Nonperforming loans to total gross loans	0.21%	0.22%
Nonperforming assets to total assets	0.23%	0.19%
Allowance for Loan Losses
     The allowance for loan losses was $16.8 million at June 30, 2005, compared to $14.6 million at December 31, 2004 and $14.3 million at June 30, 2004. We recorded a provision for loan losses of $2.0 million during the second quarter of 2005 compared to $1.3 million for the same period of 2004. We recorded a provision for loan losses of $3.6 million during the six months ended June 30, 2005 compared to $2.8 million for the same period of 2004. The increase in the provision for loan losses is primarily due to growth in our loan portfolio and increased net charge-offs. Average loans including loans held for sale totaled $1.32 billion for the six months ending June 30, 2005 compared to $1.06 billion for the same period last year. During the six months ended June 30, 2005, we charged off $1.8 million and recovered $383 thousand for net charge-offs of $1.5 million compared to net charge-offs of $975 thousand for the same period of last year. The allowance for loan losses was 1.21% of gross loans at June 30, 2005, compared to 1.20% at December 31, 2004 and 1.30% at June 30, 2004. Total classified loans at June 30, 2005 were $8.7 million, compared to $6.5 million at December 31, 2004 and $9.2 million at June 30, 2004, respectively.
     We believe the level of the allowance for loan losses as of June 30, 2005 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
The following table provides a breakdown of the allowance for loan losses by category of loans at June 30, 2005 and December 31, 2004:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	June 30, 2005		December 31,2004
		% of Loans in		% of Loans in
		Each Category to		Each Category to
Loan Type	Amount	Total Loans	Amount	Total Loans
Commercial	$6,074	36%	$5,871	36%
Real estate	9,783	59%	7,961	59%
Consumer	869	5%	786	5%
Unallocated	43	N/A	9	N/A

Total allowance	$16,769	100%	$14,627	100%

     The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,321,858	$1,059,686

Gross loans, net of deferred loan fees and costs, at end of period	1,387,279	1,098,667

ALLOWANCE:
Balance-beginning of period	$14,627	$12,471
Less: Loan charge-offs:
Commercial	1,195	755
Real estate	—	—
Consumer	646	676

Total loan charge-offs	1,841	1,431

Plus: Loan Recoveries
Commercial	252	319
Real estate	—	3
Consumer	131	134

Total loan recoveries	383	456

Net loan charge-offs	1,458	975
Provision for loan losses	3,600	2,800

Balance-end of period	$16,769	$14,296

Net loan charge-offs to average gross loans *	0.22%	0.18%
Net loan charge-offs to gross loans at end of period *	0.21%	0.18%
Allowance for loan losses to average gross loans	1.27%	1.35%
Allowance for loan losses to total loans at end of period	1.21%	1.30%
Net loan charge-offs to beginning allowance *	19.94%	15.64%
Net loan charge-offs to provision for loan losses	40.50%	34.82%

*	Annualized
Total loans are net of deferred loan fees and costs of $3,087,000 and $2,508,000 at June 30, 2005 and 2004, respectively.

Investment Securities Portfolio
     We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at June 30, 2005 and December 31, 2004. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, mortgage backed and municipal bonds.
     As of June 30, 2005, we had $2.0 million in held-to-maturity securities and $131.2 million in available-for-sale securities compared to $2.0 million and $133.4 million, respectively at December 31, 2004. The total net unrealized loss on the available-for sale securities at June 30, 2005 was $1.2 million compared to net unrealized loss of $718 thousand at December 31, 2004. During the six months of 2005, a total of $25.5 million in securities available-for-sale were purchased, $13.9 million of securities available-for-sale were sold, and total gross gains of $143 thousand were recognized.
     Securities with an amortized cost of $5.0 million were pledged to secure public deposits and for other purposes as required or permitted by law at June 30, 2005. Securities with a carrying value of $14.4 million and $87.1 million were pledged to the FHLB of San Francisco and the State of California Treasurer’s Office, respectively, at June 30, 2005.
     The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:
Investment Portfolio

	At June 30, 2005			At December 31, 2004
						Net
	Amortized	Estimated	Net Unrealized	Amortized	Estimated	Unrealized
	Cost	Fair Value	Gain (Loss)	Cost	Fair Value	Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$71,519	$70,918	$(601)	$62,657	$62,512	$(145)
Collateralized mortgage obligations	20,294	19,761	(533)	23,735	23,129	(606)
Mortgage-backed securities	27,450	27,129	(321)	26,751	26,575	(176)
Asset-backed securities	2,000	2,000	—
Municipal Bonds	7,185	7,415	230	9,578	9,784	206
Corporate debt securities	—	—	—	3,980	3,983	3
Mutual funds	4,000	4,022	22
Government sponsored enterprise Preferred Stock	—	—	—	7,403	7,403	—

Total available-for-sale	$132,448	$131,245	$(1,203)	$134,104	$133,386	$(718)

Held to Maturity:

Corporate debt securities	$2,001	$2,052	$51	$2,001	$2,088	$87

Total held-to-maturity	$2,001	$2,052	$51	$2,001	$2,088	$87

Total investment portfolio	$134,449	$133,297	$(1,152)	$136,105	$135,474	$(631)

     The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at June 30, 2005.

	Less than 12 months		12 months or longer		Total
Description of	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Securities:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. Government agency	$60,638	$(459)	$8,839	$(143)	$69,477	$(602)
Collateralized mortgage obligations	—	—	17,525	(534)	$17,525	$(534)
Mortgage-backed securities	10,048	(49)	13,083	(305)	$23,131	$(354)
Municipal bonds	420	(2)	—	—	$420	$(2)

Total Temporarily Impaired Securities	$71,106	$(510)	$39,447	$(982)	$110,553	$(1,492)

     The unrealized losses were due to temporary declines in market value, mainly attributable to fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuers. For the three months and six months ended June 30, 2005 and 2004, we did not have any sales of investment securities resulting in realized losses. For investments in an unrealized loss position at June 30, 2005, we have the intent and ability to hold these investments until full recovery. During the three and six months ended June 30, 2004, we recognized $123 thousand and $1.8 million, respectively, in impairment charges related to other than temporary declines in market values for government sponsored enterprise preferred stocks. We did not record any impairment charges related to other than temporary declines in market values during the three and six months ended June 30, 2005.
Deposits and Other Borrowings
     Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2005, our deposits increased by $240.5 million or 19% to $1.50 billion from $1.26 billion at December 31, 2004. Non-interest bearing demand deposits totaled $367.5 million at June 30, 2005, an increase of $39.2 million or 12% from $328.3 million at December 31, 2004. Time deposits of $100,000 or more totaled $662.4 million, an increase of $255.3 million or 63% from $407.1 million at December 31, 2004. Interest-bearing demand deposits, including money market and super now accounts, totaled $266.8 million, a decrease of $56.6 million or 18% from $323.5 million at December 31, 2004. This decrease was primarily due to the transfer of money market accounts to either time deposits or for personal use. Most of those accounts were opened during a money market account promotional period in the second quarter of 2004. The growth in deposits was primarily in time deposits due to a deposit promotion campaign which highlighted our new time deposit products. We continue to experience robust competition, mostly from the Korean-American community banks. During 2005, we launched a bank-wide deposit campaign with the new “Prime CD” from February to May of 2005, which has a variable rate tied to the prime rate minus a spread ranging from 1.90% to 2.25%, adjusting quarterly. Approximately $81.0 million in Prime CDs were opened during the period. During the second quarter of 2005, we also developed a new “Promo CD”, which includes withdrawal and deposit features during the term of the deposit. Since the inception of this product, approximately $128.2 million of Promo CDs were opened during the second quarter of 2005.
     At June 30, 2005, 25% of total deposits were non-interest bearing demand deposits, 51% were time deposits, and 24% were interest bearing demand and saving deposits. By comparison, at December 31, 2004, 26% of the total deposits were non-interest bearing demand deposits, 39% were time deposits, and 35% were interest bearing demand and saving deposits. The reason for the significant increase in time deposit as a percentage of total deposits as of June 30, 2005 was primarily due to the promotion of our new time deposit products during 2005.

     At June 30, 2005, we had a total of $135.4 million in brokered deposits and $75.0 million in State deposits compared to $45.1 million and $65.0 million at December 31, 2004, respectively. During the first six months of 2005, we had an increase of $90.3 million in brokered deposits. Due to competition and higher rates offered for retail deposits, brokered deposits have been a stable alternative and cost effective source of funds. The weighted average life of the brokered deposits is 1.5 years with a weighted average interest rate of 3.82%. The State deposits were primarily six month maturities with a weighted average interest rate of 3.05% collateralized with securities with a carrying value of $87.1 million at June 30, 2005. The State deposits are subject to withdrawal based on the State’s periodic evaluations.
     Other Borrowings. Advances from the Federal Home Loan Bank of San Francisco (“FHLB”) provide an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
     At June 30, 2995 we had $43.0 million of fixed rate FHLB advances compared to $90.0 million at December 31, 2004 with maturities ranging from two months to three years. The weighted average rate was 4.04% at June 30, 2005.
     Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Reserve Bank.
     At June 30, 2005 and December 31, 2004, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The weighted average cost of these trust was 7.50% and 7.29% for the three and six months ended June 30, 2005, respectively. Nara Bancorp may not issue any trust preferred securities or declare any dividends or make any payments on the existing trust preferred securities without the approval of the Reserve Bank. See Note 4 “Recent Development“ of the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
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
     We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 — “Quantitative and Qualitative Disclosures about Market Risks”.

     We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years.
Stockholders’ Equity and Regulatory Capital
     To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $113.0 million at June 30, 2005. This represented an increase of $11.7 million or 11.6% over total stockholders’ equity of $101.3 million at December 31, 2004.
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
     At June 30, 2005, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $143.7 million, compared to $126.4 million at December 31, 2004, representing an increase of $17.3 million or 14% over total Tier I. This increase was primarily due to net income of $11.0 million and additional $6.0 million of trust preferred qualified as tier I capital reduced by the payments of cash dividends. At June 30, 2005, we had a ratio of total capital to total risk-weighted assets of 11.1% and a ratio of Tier I capital to total risk- weighted assets of 9.7%. The Tier I leverage ratio was 8.9% at June 30, 2005.
     As of June 30, 2005, the Bank has met the criteria as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for capital adequacy purposes as of June 30, 2005 and December 31, 2004.
     As a result of a recent regulatory examination, our regulatory agencies placed additional restrictions and requirements on our Company, including the requirement to obtain prior approval before payment of dividends or to issue trust preferred securities. See footnote 4 “Recent Development” of the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

	As of June 30, 2005
(Dollars in thousands)	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$143,690	8.8%	$64,985	4.0%	$78,705	4.8%
Tier I risk-based capital ratio	$143,690	9.7%	$59,291	4.0%	$84,399	5.7%
Total risk-based capital ratio	$163,804	11.1%	$118,581	8.0%	$45,223	3.1%

	As of December 31, 2004
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$126,387	8.9%	$56,979	4.0%	$69,408	4.9%
Tier I risk-based capital ratio	$126,387	9.7%	$52,339	4.0%	$74,048	5.7%
Total risk-based capital ratio	$148,685	11.4%	$104,678	8.0%	$44,007	3.4%

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
     Our sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. In addition, these funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from our available-for-sale portfolio. Our uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
     We manage liquidity risk by controlling the level of federal funds and by maintaining lines of credit with correspondent banks, the Federal Reserve Bank, and the Federal Home Loan Bank of San Francisco. The sale of investment securities available-for-sale can also serve as a contingent source of funds.
     As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and advances from the Federal Home Loan Bank of San Francisco. At June 30, 2005, our borrowing capacity included $66 million in federal funds line facilities from correspondent banks and $291.6 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $145.9 million at June 30, 2005 compared to $121.8 million at December 31, 2004. We believe our liquidity sources to be stable and adequate.
     Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. At June 30, 2005, our gross loan to deposit ratio was 92.7% a decrease from 97.0% at December 31, 2004, generally indicating a higher level of liquidity at June 30, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of asset and liabilities and to emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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
     The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALCO meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, investment activities and directs changes in the composition of the statement of financial condition. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
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
     Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss) (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. As of June 30, 2005, the amounts in accumulated OCI associated with these cash flow hedges was a loss of $450,881 (net of tax of $300,587), of which $44,005 is expected to be reclassified as a reduction of interest income within the next 12 months. As of June 30, 2005, the maximum length of time over which we are hedging our exposure to the variability of future cash flows is approximately 7 years.
     During the second quarter of 2005 and 2004, interest income recorded from swap transactions totaled $203 thousand and $905 thousand, respectively. During the six months ended June 30, 2005 and June 30, 2004, interest income recorded from swap transactions totaled $620 thousand and $1.8 million. At June 30, 2005, we pledged as collateral to the interest rate swap counterparties, agency securities with a book value of $1.0 million and real estate loans of $3.5 million.

     Interest Rate Sensitivity
     We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2005, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
     At June 30, 2005, the percentage changes from base case in our net interest income and market value of equity when exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

	Estimated
	Net Interest	Market Value of
Simulated Rate Changes	Income Sensitivity	Equity Volatility
+ 200 basis points	17.95%	6.74%
+ 100 basis points	9.02%	3.52%
- 100 basis points	(9.67)%	(2.87)%
- 200 basis points	(19.32)%	(6.08)%

Item 4. Controls and Procedures
     a. Evaluation of disclosure controls and procedures
     We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of errors identified in the financial statements for the previously reported years ended December 31, 2002, and 2003 and quarters and year-to-date periods ended March 31, 2004, June 30, 2004 and September 30, 2004, our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. These errors resulted in the restatement of the financial statements for such periods.
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
     c. Changes in internal control over financial reporting
     As previously disclosed in Item 9A of our annual report on Form 10-K for the year ended December 31, 2004 filed on June 30, 2005 and in Item 4 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005 filed on June 30, 2005, there were four material weaknesses in our internal control over financial reporting relating to accounting for deferred compensation agreements, accounting for various related compensation, accounting for lease arrangements and accounting for bank owned life insurance. In fiscal 2005, and through the date of this filing, we have taken the following steps to improve our internal controls over financial reporting.
1.	Accounting for Deferred Compensation Arrangements. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not reoccur. We have
•	Amended of the Company’s Bylaws to state that Board members are not officers of the Company and may not sign contracts on behalf of the Company.

•	Amended of the Company’s Code of Business Conduct and Ethics by adding the following two paragraphs:
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
2.	Accounting for Various Employee Related Compensation. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not reoccur. We have
•	Developed and implemented a detailed bonus accrual methodology.

•	Required approval of the bonus accrual methodology by the Board of Directors and adopted of a procedure whereby the Board of Directors approves such bonus accrual methodology on an annual basis.

•	Adopted a procedure whereby the quarterly bonus accrual calculations are reviewed and approved by the Board of Directors prior to reporting the Company’s quarterly financial results.

•	Adopted a procedure whereby the quarterly bonus accrual calculations are disclosed to the Company’s independent auditors.
3.	Accounting for Lease Arrangements. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not reoccur. We have
•	Adopted a procedure requiring all new lease agreements be reviewed and approved by in-house counsel.

•	Adopted a procedure whereby all lease agreements are reviewed and approved by the Chief Financial Officer for proper accounting implementation.

•	Adopted a procedure whereby, on a quarterly basis, the Controller reviews all new additions to leasehold improvements to determine the proper amortization period.

•	Adopted a procedure whereby, on a quarterly basis, the Controller updates the analysis of lease agreements, to determine that all leases are properly classified as operating or capital leases, and to determine that the impact of rent escalation clauses is accounted for on a straight line basis.

•	Adopted a procedure whereby all new lease agreements and the Company’s related accounting analyses are disclosed to the Company’s independent auditors on a quarterly basis.

4.	Accounting for Bank Owned Life Insurance. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that accounting errors and control deficiencies of this type will not reoccur. We have
•	Amended certain split dollar life insurance agreements during the fourth quarter of 2004 to eliminate the requirement that the Company continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants.

•	Updated the calculation of the cash surrender value of life insurance discounts with disclosure to the Company’s independent auditors on a quarterly basis.
Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us. See further discussion in Note 13 — Commitments and Contingencies of the Notes to Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. For a discussion of litigation risks relating to our recent accounting restatement, please refer to the discussion in Item 2 of Part I in this report under the caption “Results of Operations-Factors That May Impact Our Business or the Value of Our Stock — We face risks related to our recent accounting restatements, including potential litigation and regulatory actions.”
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

NARA BANCORP, INC.

Date: August 9, 2005	/s/ Ho Yang

Ho Yang
President and Chief Executive Officer
(Principal executive officer)

Date: August 9, 2005	/s/ Alvin D. Kang

Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Amended Certificate of Incorporation (filed as an exhibit to Nara Bancorp’s registration statement filed on Form S-8 on February 5, 2003 and incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Nara Bancorp (filed as an exhibit to Nara Bancorp’s current report on Form 8-K filed June 9, 2005 and incorporated herein this reference)

10.1	Lease for premise located at 16 West 32nd Street Suites 601, 602, 603, and 607 New York, NY

10.2	Lease for premise located at 1709 S. Nogales Street Suite 201, Rowland Heights, California

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002