Form 10-Q
period 2005-09-30
NARA BANCORP INC
filed 2005-11-09
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

As of October 31, 2005, there were 25,390,142 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1. Business - Factors That May Impact Our Business or the Value of Our Stock” contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and Item 2 of Part I in this report under the caption “Results of Operations – Factors That May Impact Our Business or the Value of Our Stock.”

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,898,128	$27,712,221
Federal funds sold	68,000,000	47,500,000
Term federal funds sold	12,000,000	12,000,000

Total cash and cash equivalents	112,898,128	87,212,221

Interest bearing deposits with other financial institutions	95,000	—
Securities available for sale, at fair value	171,670,559	133,385,948
Securities held to maturity, at amortized cost (fair value: September 30, 2005 - $2,035,286; December 31, 2004 - $2,087,717)	2,000,755	2,001,071
Interest-only strips, at fair value	603,534	714,046
Interest rate swaps, at fair value	62,294	646,783
Loans held for sale, at the lower of cost or market	8,173,108	4,729,911
Loans receivable, net of allowance for loan losses (September 30, 2005 - $17,067,846; December 31, 2004 - $14,626,760)	1,410,025,945	1,207,107,713
Federal Reserve Bank stock, at cost	1,803,300	1,803,300
Federal Home Loan Bank (FHLB) Stock, at cost	6,389,600	4,801,800
Premises and equipment, net	8,019,552	6,869,553
Accrued interest receivable	6,861,849	5,124,017
Servicing assets	3,898,149	3,668,461
Deferred tax assets	15,016,975	13,635,602
Customers’ liabilities on acceptances	7,970,457	7,447,983
Cash surrender value of life insurance	14,536,417	14,226,314
Goodwill	2,347,150	2,347,150
Other intangible assets, net	3,767,696	4,305,450
Other assets	12,960,133	8,284,227

Total assets	$1,789,100,601	$1,508,311,550

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) September 30, 2005	December 31, 2004
LIABILITIES:
Deposits:
Noninterest bearing	$364,470,504	$328,325,741
Interest bearing:
Money market and other	234,973,489	323,477,365
Savings deposits	102,095,797	118,856,820
Time deposits of $100,000 or more	733,673,835	407,100,231
Other time deposits	108,895,582	78,214,767

Total deposits	1,544,109,207	1,255,974,924

Borrowings from Federal Home Loan Bank	31,000,000	90,000,000
Accrued interest payable	7,226,664	3,411,609
Acceptances outstanding	7,970,457	7,447,983
Interest rate swaps, at fair value	2,434,838	796,132
Subordinated debentures	39,268,000	39,268,000
Other liabilities	17,217,107	10,158,345

Total liabilities	1,649,226,273	1,407,056,993

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; authorized, 40,000,000 shares at September 30, 2005 and December 31, 2004; issued and outstanding, 25,358,142 and 23,333,338 shares at September 30, 2005 and December 31, 2004, respectively	25,358	23,333
Capital surplus	68,633,307	44,902,604
Deferred compensation	—	(2,556)
Retained earnings	73,804,784	56,848,237
Accumulated other comprehensive loss, net:	(2,589,121)	(517,061)

Total stockholders’ equity	139,874,328	101,254,557

Total liabilities and stockholders’ equity	$1,789,100,601	$1,508,311,550

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
INTEREST INCOME:
Interest and fees on loans	$29,086,825	$17,662,880	$76,684,283	$48,473,027
Interest on securities	1,556,926	1,269,209	4,346,023	3,852,019
Interest on interest rate swaps	3,000	723,562	622,750	2,533,451
Interest on federal funds sold and other investments	857,006	246,861	1,441,054	515,511

Total interest income	31,503,757	19,902,512	83,094,110	55,374,008

INTEREST EXPENSE:
Interest on deposits	9,627,945	4,283,463	22,160,515	10,740,923
Interest on subordinated debentures	732,377	592,012	2,085,912	1,715,983
Interest on other borrowings	370,528	108,932	1,746,278	637,925

Total interest expense	10,730,850	4,984,407	25,992,705	13,094,831

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	20,772,907	14,918,105	57,101,405	42,279,177
PROVISION FOR LOAN LOSSES	970,000	900,000	4,570,000	3,700,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,802,907	14,018,105	52,531,405	38,579,177

NON-INTEREST INCOME:
Service fees on deposit accounts	1,552,697	1,839,317	4,712,310	5,901,576
Other income and fees	2,413,103	2,281,254	6,535,047	6,291,137
Net gains on sales of SBA loans	1,846,886	1,656,021	3,689,600	4,046,654
Net gains on sales of securities available-for sale	800	25,384	143,461	433,607
Net losses on sales of premises and equipment	(59)	(5,025)	(6,429)	(2,582)
Net gains (losses) on interest rate swaps	(25,715)	112,072	(77,950)	(193,949)
Net gains on sale of other loans		195,658		195,658
Loan referral fees	—	268,579	—	746,617
Other than temporary impairment on securities	—	(442,352)	—	(2,198,936)

Total non-interest income	5,787,712	5,930,908	14,996,039	15,219,782

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,148,529	5,574,052	17,563,840	17,061,238
Occupancy	1,767,443	1,716,024	5,055,580	4,687,330
Furniture and equipment	503,846	513,889	1,511,181	1,416,897
Advertising and marketing	506,116	497,240	1,360,463	1,294,555
Data processing	651,519	603,475	1,939,615	1,807,074
Professional fees	613,218	769,894	2,554,869	1,488,581
Other	1,870,861	1,602,639	5,230,323	4,474,385

Total non-interest expense	12,061,532	11,277,213	35,215,871	32,230,060

INCOME BEFORE INCOME TAXES	13,529,087	8,671,800	32,311,573	21,568,899
INCOME TAXES	5,600,000	3,480,363	13,364,820	8,445,081

NET INCOME	$7,929,087	$5,191,437	$18,946,753	$13,123,818

COMPREHENSIVE INCOME	$6,434,311	$8,048,234	$16,874,693	$13,479,939

EARNINGS PER SHARE
Basic	$0.33	$0.22	$0.80	$0.57
Diluted	0.32	0.21	0.77	0.53

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED September 30, 2005 and 2004

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income
BALANCE, JANUARY 1, 2004 (restated)	23,120,178	$23,120	$43,046,200	$(10,222)	$39,566,995	$(54,571)
Stock options exercised	199,160	199	1,007,762
Tax benefit from stock options exercised			727,696
Amortization of restricted stock				5,750
Cash dividends declared ($0.0800 per share)					(1,859,158)
Comprehensive income:
Net income (restated)					13,123,818		$13,123,818
Other comprehensive income:
Change in unrealized gain (loss) on securities available for sale and interest-only- strips, net of tax						691,642	691,642
Change in unrealized gain (loss) on interest rate swaps - net of tax						(335,521)	(335,521)

Total comprehensive income							$13,479,939

BALANCE, September 30, 2004 (restated)	23,319,338	$23,319	$44,781,658	$(4,472)	$50,831,655	$301,550

BALANCE, JANUARY 1, 2005	23,333,338	$23,333	$44,902,604	$(2,556)	$56,848,237	$(517,061)
Issuance of common stock	1,440,922	$1,441	$19,623,556
Stock options exercised	585,216	585	1,668,554
Tax benefit from stock options excercised			2,446,258
Amortization of restricted stock				639
Forfeiture of restricted stock	(1,334)	(1)	(7,665)	1,917
Cash dividends declared ($0.0825 per share)					(1,990,206)
Comprehensive income:
Net income					18,946,753		$18,946,753
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale and interest-only-strips, net of tax					(784,913)	(784,913)
Change in unrealized gain (loss) on interest rate swaps - net of tax						(1,287,147)	(1,287,147)

Total comprehensive income							$16,874,693

BALANCE, September 30, 2005	25,358,142	$25,358	$68,633,307	$—	$73,804,784	$(2,589,121)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,946,753	$13,123,818
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	2,430,168	1,983,630
Provision for loan losses	4,570,000	3,700,000
Proceeds from sales of loans	66,246,945	67,030,580
Originations of loans held for sale	(66,000,540)	(73,726,742)
Net gains on sales of loans	(3,689,600)	(4,242,312)
Net gains on sales of securities available for sale	(143,461)	(433,607)
Net change in cash surrender value of life insurance	(310,103)	(322,602)
Net losses on sales of premises and equipment	6,429	2,582
Net losses on interest rate swaps	77,950	193,949
Change in accrued interest receivable	(1,737,832)	262,861
Deferred income taxes	—	(12,267)
Other than temporary impairment on securities	—	2,198,936
FHLB stock dividends	(162,700)	(142,900)
Tax benefit from stock options exercised	2,446,258	727,696
Change in other assets	(5,390,796)	(4,434,346)
Change in accrued interest payable	3,815,055	252,291
Change in interest-only strips	5,804	(252,316)
Change in other liabilities	7,003,261	700,318

Net cash from operating activities	28,113,591	6,609,569

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(207,488,232)	(166,366,056)
Purchase of premises and equipment	(2,389,324)	(1,810,460)
Purchase of securities available for sale	(72,427,637)	(41,533,822)
Net change in interest-bearing deposits with other financial institutions	(95,000)	—
Purchase of FHLB stock	(1,425,100)	(1,011,000)
Proceeds from sales of premises and equipment	—	14,527
Proceeds from sales of securities available for sale	13,900,895	14,340,065
Proceeds from matured or called securities available for sale	19,003,001	28,922,286
Purchase of Federal Reserve Bank Stock	—	(240,000)
Proceeds from redemption of FHLB stock	—	1,091,500

Net cash used in investing activities	(250,921,397)	(166,592,960)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	288,134,283	191,747,247
Payment of cash dividends	(1,934,706)	(1,217,825)
Proceeds from the issuance of common stock	19,624,997	—
Repayment of FHLB borrowings	(118,500,000)	(72,000,000)
Proceeds from FHLB borrowings	59,500,000	22,000,000
Proceeds from stock options exercised	1,669,139	1,007,960

Net cash from financing activities	248,493,713	141,537,382

NET CHANGE IN CASH AND CASH EQUIVALENTS	25,685,907	(18,446,009)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,212,221	76,438,497

CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,898,128	$57,992,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$22,177,650	$12,842,540
Income taxes paid	$9,434,990	$10,442,500

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

We believe that we have made all adjustments necessary to fairly present our financial position at September 30, 2005 and the results of our operations for the three and nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2004 Annual Report on Form 10-K.

3. Restatement

The financial information as of and for the three and nine months ended September 30, 2004 is labeled “restated” as it has been revised from the information previously reported and filed for the three and nine months ended September 30, 2004 on Form 10-Q. The restatement is further discussed in Note 2 to the consolidated financial statements in our 2004 Annual Report on Form 10-K.

4. Recent Development

On September 12, 2005, Nara Bancorp completed the sale of $20 million of its common stock to Dr. Chong-Moon Lee, director and chairman of the board of directors of Nara Bancorp. Nara Bancorp issued 1,440,922 shares of its common stock to Dr. Lee at a purchase price of $13.88 per share, which was the closing bid price on the date the Stock Purchase Agreement was executed. Sandler O’Neill & Partners, L.P. provided a fairness opinion to the Company in connection with this transaction. The shares issued to Dr. Lee will not be registered for resale under the Securities Act of 1933.

5. Memorandum of Understanding

On July 29, 2005, Nara Bank, a wholly-owned subsidiary of Nara Bancorp, Inc., entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“Department”). Under the terms of the MOU, the Bank cannot declare dividends, without the prior written approval of the Reserve Bank and the Department. Other material provisions of the MOU require the Company and the Bank to: (i) employ an independent consultant acceptable to the Reserve Bank and the Department to conduct a review of the composition, structure and effectiveness of Nara Bank’s current directors and executive officers, (ii) prepare and submit a written plan to the Reserve Bank and the Department to strengthen the Bank’s Board of Directors’ oversight of management and operations of the Bank, (iii) prepare and submit to the Reserve Bank and the Department acceptable policies, procedures and programs to strengthen the Bank’s internal controls, (iv) prepare and submit to the Reserve Bank and the Department a written plan to strengthen the oversight of the Bank’s internal audit function, (v) take such actions necessary to comply with Section 501 of the Gramm-Leach-Bliley Act, (vi) prepare and submit to the Reserve Bank and the Department an acceptable written information security program and a comprehensive written business resumption plan, and conduct a formal test of the business resumption plan, (vii) prepare and submit a written contingency capital plan, (viii) prepare and submit to the Reserve Bank and Department financial projections for the years 2005-2007 and revise the Bank’s three-year strategic plan, (ix) prepare and submit during the term of the MOU, annual financial projections for each subsequent calendar year at least one month prior to the beginning of the calendar year, (x) notify the Reserve Bank and the Department of all revisions to the budget within 5 days of approval by the Bank’s Board of Directors, (xi) notify the Reserve Bank and the Department thirty (30) days prior to the appointment of any new director or senior executive officer or changing the responsibilities of any current senior officer, (xii) permit the Bank to make any indemnification and golden parachute or severance payments, or enter into any agreements to make such payments to institution–affiliated parties only with the prior written approval of the Board of Governors of the Federal Reserve System and concurrence of the Federal Deposit Insurance Corporation, and (xiii) prepare and submit progress reports to the Reserve Bank and the Department. The MOU will remain in effect until modified or terminated by the Reserve Bank and the Department.

Additional Company Restrictions.

The Company has agreed with the Reserve Bank and the Department to additional restrictions as well, and must take all necessary steps to ensure that the Bank complies with the MOU, and it also must report its progress to the Reserve Bank. In addition, the Company may not declare any dividends or make any payments on the outstanding trust preferred securities issued by the Company’s subsidiaries and may not receive any dividends or payments representing a reduction of capital from the Bank, without the prior written approval of the Reserve Bank. Without the consent of the Reserve Bank, the Company may not: (i) increase its borrowings, incur any debt or renew existing debt, (ii) issue any trust preferred securities, (iii) purchase any of its stock, (iv) appoint any new director or senior executive officer or change the responsibilities of any current senior executive officer, or (v) make any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties. Finally, the Company must affirmatively ensure that all regulatory reports filed, accurately reflect the Company’s condition, are filed on a timely basis, and all records, and supporting work papers are maintained.

Troubled Condition Designation.

On July 8, 2005, the Reserve Bank notified the Company and Nara Bank that it had designated the Company and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor Nara Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the Reserve Bank thirty (30) days prior written notice. The Board of Governors of the Federal Reserve System may disapprove a notice in certain circumstances. In addition, neither the Company nor Nara Bank may make indemnification or severance payments or enter into agreements with institution-affiliated parties therefore without complying with certain statutory restrictions including prior written approval of the Board of Governors of the Federal Reserve System and concurrence from the Federal Deposit Insurance Corporation.

Progress with the MOU-Related Requirements

The Board of Directors has appointed a Joint Compliance Committee (“JCC”) consisting solely of independent directors of Nara Bancorp and Nara Bank to plan, coordinate and monitor compliance with the MOU-related requirements. The JCC has been meeting regularly with the management to closely monitor its MOU compliance progress. In addition, The Secura Group, the independent consulting firm that was engaged by the JCC, has commenced its independent review of the board and management and expects to complete the review by the end of December. Finally, the Company and Nara Bank have been able to obtain timely approvals from the regulators on various items that require approval such as the quarterly cash dividends on its common stock and the trust preferred securities. Through its quarterly progress reports, the Company and Nara Bank will keep the regulators updated of its progress on the MOU-related requirements.

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

We have adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income—as reported	$7,929,087	$5,191,437	$18,946,753	$13,123,818
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards—net of related tax effects	(207,106)	(183,139)	(615,233)	(671,363)

Pro forma net income	$7,721,981	$5,008,298	$18,331,520	$12,452,455

EPS:
Basic—as reported	$0.33	$0.22	$0.80	$0.57
Basic—pro forma	0.32	0.22	0.77	0.54
Diluted—as reported	$0.32	$0.21	$0.77	$0.53
Diluted—pro forma	0.31	0.20	0.74	0.51

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	Nine Months Ending September 30,
	2005	2004
Risk-free interest rate	4.3%	3.7%
Expected option life (years)	4.3	5.7
Expected stock price volatility	38.1%	38.0%
Dividend yield	0.7%	0.5%
Weighted average fair value of options granted during the period	$5.84	$6.39

7. Dividends

Nara Bancorp and Nara Bank are parties to the Memorandum of Understanding (described in note 4 “Recent Developments”), Nara Bank may not declare or pay any cash dividends to Nara Bancorp, without the prior written approval of the Reserve Bank and the Department of Financial Institution. Also, under a Board resolution, Nara Bancorp may not declare or pay any cash dividends to its stockholders without the prior written approval of the Reserve Bank. No assurance can be given that the regulators would approve a request to pay cash dividends.

On September 29, 2005, we declared a $0.0275 per share cash dividend which was paid on October 28, 2005 to stockholders of record at the close of business on October 14, 2005. In accordance with the terms of the MOU, we submitted to and received approval from the Reserve Bank to pay the cash dividend in addition to dividend payments on the Trust Preferred Securities related to the Subordinated Debentures.

8. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and nine months ended September 30, 2005, stock options for 360,000 and 120,000 shares of common stock were not considered in computing diluted earnings per share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2005 and 2004.

	For the three months ended September 30,
	2005			2004 (Restated)
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
Basic EPS	$7,929,087	24,041,269	$0.33	$5,191,437	23,248,985	$0.22
Effect of Dilutive Securities:
Stock Options	—	739,343		—	1,407,969

Diluted EPS	$7,929,087	24,780,612	$0.32	$5,191,437	24,656,954	$0.21

	For the nine months ended September 30,
	2005			2004 (Restated)
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
Basic EPS	$18,946,753	23,685,330	$0.80	$13,123,818	23,195,784	$0.57
Effect of Dilutive Securities:
Stock Options	—	999,174		—	1,336,292

Diluted EPS	$18,946,753	24,684,504	$0.77	$13,123,818	24,532,076	$0.53

9. Loans Receivable and Allowance For Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2005	December 31, 2004
Commercial loans	$485,923,676	$441,940,400
Real estate loans	877,796,264	717,746,940
Consumer and other loans	66,523,836	64,844,647

	1,430,243,776	1,224,531,987
Unamortized deferred loan fees, net of cost	(3,149,985)	(2,797,514)
Allowance for loan losses	(17,067,846)	(14,626,760)

Loans receivable, net	$1,410,025,945	$1,207,107,713

Activity in the allowance for loan losses is as follows for the periods indicated:

	Nine months ended September 30,
	2005	2004
Balance, beginning of period	$14,626,760	$12,470,735
Provision for loan losses	4,570,000	3,700,000
Loan charge-offs	(2,598,636)	(1,959,735)
Loan recoveries	469,722	549,788

Balance, end of period	$17,067,846	$14,760,788

At September 30, 2005, December 31, 2004 and September 30, 2004, the Company had classified $3.7 million, $2.8 million and $2.7 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1.2 million, $797 thousand and $783 thousand, respectively. There were no impaired loans without specific loss allocations. At September 30, 2005, non-accrual loans totaled $3.3 million compared to $2.7 million at December 31, 2004 and $2.6 million at September 30, 2004. At September 30, 2005, $574 thousand of loans were past due more than 90 days and still accruing interest, compared to $0 at December 31, 2004 and $352 thousand at September 30, 2004. Restructured loans at September 30, 2005 were $902 thousand compared to $229 thousand at December 31, 2004 and $ 318 thousand at September 30, 2004.

10. Derivative Financial Instruments and Hedging Activities

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on $120,000,000 of variable rate loans indexed to Prime. As of September 30, 2005, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a loss of $1,460,902 (net of tax benefit of $973,936), of which $35,596 is expected to be reclassified as a reduction into interest income within the next 12 months. As of September 30, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 7 years.

Interest rate swap information at September 30, 2005 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
20,000,000	H.15 Prime [1]	7.59%	4/30/2007	62,294	—
20,000,000	H.15 Prime [1]	6.09%	10/09/2007	(529,019)	(529,019)
20,000,000	H.15 Prime [1]	6.58%	10/09/2009	(683,732)	(683,732)
20,000,000	H.15 Prime [1]	7.03%	10/09/2012	(656,449)	(656,449)
20,000,000	H.15 Prime [1]	5.60%	12/19/2005	(63,028)	(63,028)
10,000,000	H.15 Prime [1]	6.32%	12/17/2007	(241,267)	(241,267)
10,000,000	H.15 Prime [1]	6.83%	12/17/2009	(261,343)	(261,343)

$120,000,000				$(2,372,544)	$(2,434,838)

[1].	Prime rate is based on Federal Reserve statistical release H.15

The realized gain (loss) on interest rate swaps due to hedge ineffectiveness was ($26) thousand and $112 thousand for the three months ended September 30, 2005 and 2004, respectively. The realized loss on interest swaps due to hedge ineffectiveness was $78 thousand and $194 thousand for the nine months ended September 30, 2005 and 2004, respectively.

During the third quarters of 2005 and 2004, interest income recorded on swap transactions totaled $3 thousand and $724 thousand, respectively. During the first nine months of 2005 and 2004, interest income recorded on swap transactions totaled $623 thousand and $2.5 million. At September 30, 2005, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $1.0 million and real estate loans of $4.0 million.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2005 and 2004.

Three Months Ended September 30, (Dollars in thousands)	Business Segment
	Banking Operations	TFS	SBA	Company
2005
Net interest income, before provision for loan losses	$15,558	$1,890	$3,325	$20,773
Less provision for loan losses	880	—	90	970
Non-interest income	2,490	794	2,504	5,788

Net revenue	17,168	2,684	5,739	25,591
Non-interest expense	9,613	1,148	1,301	12,062

Income before income taxes	$7,555	$1,536	$4,438	$13,529

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,406,347	$124,811	$257,943	$1,789,101

2004 (restated)
Net interest income, before provision for loan losses	$11,462	$1,227	$2,229	$14,918
Less provision for loan losses	670	40	190	900
Non-interest income	2,416	794	2,721	5,931

Net revenue	13,208	1,981	4,760	19,949
Non-interest expense	9,151	1,024	1,102	11,277

Income before income taxes	$4,057	$957	$3,658	$8,672

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,087,968	$115,139	$215,831	$1,418,938

Nine Months Ended September 30, (Dollars in thousands)	Business Segment
	Banking Operations	TFS	SBA	Company
2005
Net interest income, before provision for loan losses	$43,929	$4,905	$8,267	$57,101
Less provision for loan losses	4,365	20	185	4,570
Non-interest income	7,325	2,377	5,295	14,997

Net revenue	46,889	7,262	13,377	67,528
Non-interest expense	28,250	3,258	3,708	35,216

Income before income taxes	$18,639	$4,004	$9,669	$32,312

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,406,347	$124,811	$257,943	$1,789,101

2004 (restated)
Net interest income, before provision for loan losses	$32,891	$3,293	$6,095	$42,279
Less provision for loan losses	2,920	40	740	3,700
Non-interest income	6,743	2,232	6,245	15,220

Net revenue	36,714	5,485	11,600	53,799
Non-interest expense	26,462	2,998	2,770	32,230

Income before income taxes	$10,252	$2,487	$8,830	$21,569

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,087,968	$115,139	$215,831	$1,418,938

12. Other-Than-Temporary Impairment

For the three and nine months ended September 30, 2004, we recorded an impairment charge of $442 thousand and $2.2 million, respectively on government sponsored enterprise preferred stocks as a result of other-than-temporary declines in their market values. Management determined that the unrealized losses on these securities at September 30, 2004 should be considered other-than-temporary and therefore recorded as impairment charges as these investments had significant unrealized loss positions for more than one year and it was difficult to forecast significant market value recovery in a reasonable time frame. During the first quarter of 2005, those government sponsored enterprise preferred stocks were sold, resulting in a gain of approximately $15,000.

13. Subsequent Event

On November 2, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation of Nara Bancorp, Inc. that amends the Articles of Incorporation to include the authorization of ten million (10,000,000) shares of undesignated Preferred Stock with a par value of $0.001 per share. The shareholders of the Company approved the authorization of preferred stock at the annual shareholder meeting on September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition for and as of the three and nine months ended September 30, 2005. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and with the unaudited consolidated financial statements and notes set forth in this report.

GENERAL

Restatement

On March 30, 2005, Nara Bancorp filed a Form 8-K announcing that on February 23, 2005, a letter (the “Letter”) dated October 10, 2002 addressed to the former President and Chief Executive Officer of Nara Bancorp, Inc. (the “Company”) and signed by the former Chairman of the Board of the Company was brought to the attention of the Audit Committee. The Letter addressed the relinquishment of certain profit sharing rights held by the former President and Chief Executive Officer payable in 2003 and 2004 and the Letter further provided that Nara Bank purportedly agreed to reimburse the former President and Chief Executive Officer for certain automobile and country club expenses and to provide him with compensation for additional work to be performed after his retirement, all in an amount not to exceed the amount of profit sharing rights to be relinquished by him.

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

All financial information contained in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2004, and as of and for the year ended December 31, 2004 gives effect to the restatement discussed above (the “Restatement”). Information regarding the effect of the restatement on our financial position as of December 31, 2004 and results of operations for the three and nine months ended September 30, 2004 is provided in Note 2 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or For The Three Months Ended September 30,		At or For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)		(Restated)
Income Statement data:
Interest income	$31,504	$19,903	$83,094	$55,374
Interest expense	10,731	4,984	25,993	13,095

Net interest income	20,773	14,919	57,101	42,279
Provision for loan losses	970	900	4,570	3,700

Net interest income
after provision for loan losses	19,803	14,019	52,531	38,579
Non-interest income	5,788	5,931	14,997	15,220
Non-interest expense	12,062	11,278	35,216	32,230

Income before income tax provision	13,529	8,672	32,312	21,569
Income tax provision	5,600	3,480	13,365	8,445

Net income	$7,929	$5,192	$18,947	$13,124

Per Share Data: *
Earnings per share - basic	$0.33	$0.22	$0.80	$0.57
Earnings per share - diluted	0.32	0.21	0.77	0.53
Book value (period end)	$5.52	$4.11	$5.52	$4.11
Common shares outstanding	25,358,142	23,319,338	25,358,142	23,319,338
Weighted average shares - basic	24,041,269	23,248,985	23,685,330	23,195,784
Weighted average shares - diluted	24,780,612	24,656,954	24,684,504	24,532,076

Statement of Financial Condition Data - At Period End:
Assets	$1,789,101	$1,418,938	$1,789,101	$1,418,938
Securities available for sale and held to maturity	173,671	125,775	173,671	125,775
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,427,094	1,162,295	1,427,094	1,162,295
Deposits	1,544,109	1,253,162	1,544,109	1,253,162
Federal Home Loan Bank borrowings	31,000	10,000	31,000	10,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	139,874	95,934	139,874	95,934

*	Number of shares and per share data were retroactively adjusted for the stock split declared on May 17, 2004.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
		(Restated)		(Restated)
Average Balance Sheet Data:
Assets	$1,776,045	$1,409,086	$1,647,490	$1,342,405
Securities available for sale and held to maturity	151,426	125,190	139,797	127,460
Gross loans, including loans held for sale	1,434,369	1,142,228	1,359,773	1,087,400
Deposits	1,550,181	1,247,451	1,401,420	1,154,420
Stockholders’ equity	122,363	90,231	112,226	89,142
Selected Performance Ratios:
Return on average assets (1)	1.79%	1.47%	1.53%	1.30%
Return on average stockholders’ equity (1)	25.92%	23.02%	22.51%	19.63%
Non-interest expense to average assets (1)	2.72%	3.20%	2.85%	3.20%
Efficiency ratio (2)	45.41%	54.09%	48.85%	56.05%
Net interest margin (3)	4.95%	4.52%	4.89%	4.50%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	9.92%	8.42%	9.92%	8.42%
Tier 1 risk-based capital ratio	11.45%	9.48%	11.45%	9.48%
Total risk-based capital ratio	12.57%	11.44%	12.57%	11.44%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.20%	1.27%	1.20%	1.27%
Allowance for loan losses to non-performing loans	444.94%	506.55%	444.94%	506.55%
Total non-performing assets to total assets (6)	0.26%	0.23%	0.26%	0.23%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factor.

Overview

Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean communities in California and in the greater New York City metropolitan area. Through our network of 18 branches and 8 loan production offices, we offer commercial banking and consumer financial services to our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans.

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

We have a significant geographic concentration in the Korean-American communities in California and in the greater New York City metropolitan area, and our results are affected by economic conditions in these areas. A decline in economic and business conditions in our market areas could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

During the first nine months of 2005, we continued to experience strong growth in our assets supported by deposit growth. Our total assets grew by 19% to $1.79 billion at September 30, 2005 from $1.51 billion at December 31, 2004. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits. The loan growth during the first nine months of 2005 was predominantly in real estate and commercial loans and deposit growth was primarily in time deposits that are $100,000 or more.

Our net income was $7.9 million for the three months ended September 30, 2005 and represents a 53% increase from $5.2 million for the three months ended September 30, 2004. The major contributor to the increase in net income for the three months ended September 30, 2005 was a 39% increase in net interest income before loan loss provision compared to the same period of 2004 as a result of loan growth and an increase in our net interest margin. Our net income for the nine months ended September 30, 2005 was $18.9 million and represents a 44% increase from $13.1 million for the nine months ended September 30, 2004. This increase is also due to a 35% increase in net interest income before loan loss provision during the first nine months of 2005 compared to the same period of 2004. See also “Factors that May Impact Our Business or the Value of Our Stock—Changes in Interest Rates Affect Our Profitability.”

Net income

Our net income for the three months ended September 30, 2005 was $7.9 million, or $0.32 per diluted share, compared to $5.2 million, or $0.21 per diluted share, for the same quarter of 2004, representing an increase of $2.7 million or 53%. The increase resulted primarily from an increase in net interest income partially offset by an increase in non-interest expense and a higher provision for income taxes. As a result of the Restatement, our net income increased $208 thousand or $0.01 per diluted share for the three months ended September 30, 2004, compared to amounts previously reported.

The annualized return on average assets was 1.79% for the third quarter of 2005, compared to 1.47% for the same period of 2004. The annualized return on average equity was 25.92% for the third quarter of 2005, compared to 23.02% for the same period of 2004. The efficiency ratio was 45.41% for the three months ended September 30, 2005 compared with 54.09% for the same period of 2004. Our improved efficiency ratio was primarily due to the 39% increase in net interest income, partially offset by an increase in non-interest expense.

Our net income for the nine months ended September 30, 2005 was $18.9 million, or $0.77 per diluted share, compared to $13.1 million, or $0.53 per diluted share, for the same period of 2004, representing an increase of $5.8 million or 44%. The increase resulted from an increase in net interest income offset by higher non-interest expense and a higher provision for income taxes. As a result of the Restatement, our net income decreased $548 thousand or $0.03 per diluted share for the nine months ended September 30, 2004, compared to amounts previously reported.

The annualized return on average assets was 1.53% for the nine months ended September 30, 2005, compared to 1.30% for the same period of 2004. The annualized return on average equity was 22.51% for the nine months ended September 30, 2005, compared to 19.63% for the same period of 2004. The resulting efficiency ratio was 48.85% for the nine months ended September 30, 2005, compared with 56.05% for the same period of 2004. Our improved efficiency ratio was also primarily due to an increase in net interest income partially offset by an increase in non-interest expense.

The Restatement adjustments related primarily to non-interest expense and are addressed further below and in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net Interest Income and Net Interest Margin

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, investments and interest rate swaps and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets, is defined as net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average funding liabilities (interest-bearing deposits and non-interest-bearing deposits and borrowed funds). Net interest income is affected by changes in the volume of interest-earning assets and funding liabilities as well as by changes in the yield earned on interest-earning assets and the rates paid on interest-bearing liabilities.

Net interest income before provision for loan losses was $20.8 million for the third quarter ended September 30, 2005, an increase of $5.9 million, or 39% compared to net interest income of $14.9 million for the same quarter of 2004. This increase was primarily due to an increase in average interest earning assets, which increased $351.3 million or 26% to $1.7 billion for the third quarter of 2005 from $1.3 billion for the same quarter of 2004.

Interest income for the third quarter of 2005 was $31.5 million, which represented an increase of $11.6 million or 58% over interest income of $19.9 million for the same quarter of 2004. The increase was the result of a $5.6 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) and a $6.0 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change). Interest-bearing liabilities increased in part as a result of a growth in deposits following a bank-wide marketing campaign promoting new time deposit accounts with higher interest rates. Included in the interest income for the third quarter of 2005 was delinquent interest of $353 thousand received upon pay-off of a $1.3 million non-accrual loan.

Interest expense for the third quarter of 2005 was $10.7 million, an increase of $5.7 million or 115% compared to interest expense of $5.0 million for the same quarter of 2004. The increase was primarily the result of a $2.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $3.6 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net interest income before provision for loan losses was $57.1 million for the nine months ended September 30, 2005, an increase of $14.8 million, or 35%, compared to net interest income of $42.3 million for the same period of 2004. This increase was primarily due to an increase in average interest earning assets, which increased $304.6 million or 24% to $1.6 billion for the first nine months of 2005 from $1.3 billion for the same period in 2004.

Interest income for the nine months ended September 30, 2005 was $83.1 million, which represented an increase of $27.7 million or 50% over interest income of $55.4 million for the same period of 2004. The increase was the result of a $15.0 million increase in interest income due to an increase in volume of average interest-earning assets (volume change) and a $12.8 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

Interest expense for the nine months ended September 30, 2005 was $26.0 million, an increase of $12.9 million or 98% over interest expense of $13.1 million for the same period of 2004. The increase was primarily the result of a $4.4 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $8.5 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change). Interest-bearing liabilities increased in part as a result of growth in deposits following a bank-wide marketing campaign in the second quarter promoting new time deposit accounts with higher interest rates.

Net Interest Margin

The average yield on average interest-earning assets increased to 7.51% for the third quarter of 2005 compared with 6.00% for the same quarter of 2004, a 151 basis point increase. Excluding $353 thousand interest income received upon pay-off of a non-accrual loan, the average yield on average interest-earning assets was 7.42% for the third quarter of 2005. The increase was primarily due to an increase in market interest rates in particular the prime interest rate, to which most of our loan portfolio is tied. The weighted average prime rate for the third quarter of 2005 was 6.42% compared to 4.41% during the same quarter of 2004. The average cost of interest-bearing liabilities also increased to 3.43% for the third quarter of 2005 from 2.08% for the same quarter of 2004, a 135 basis point increase, primarily due to the increase in market interest rates.

The resulting net interest margin was 4.95% for the third quarter of 2005 compared with 4.52% for the same quarter of 2004. Despite a 200 basis point increase in the prime rate between the two periods, the net interest margin only increased by 43 basis points primarily due to the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. The average cost of total deposits, including non-interest bearing deposits, for the third quarter of 2005 was 2.48% compared to 1.37% for the same quarter of 2004, a 111 basis point increase. The net interest margin for the third quarter of 2005 benefited from $353 thousand of interest received on the payment of a non-accrual loan mentioned above. Excluding the $353 thousand discussed above, the net interest margin was 4.87% for the third quarter of 2005.

The average yield on average interest-earning assets increased to 7.12% for the nine months ended September 30, 2005 compared with 5.90% for the same period of 2004, a 122 basis point increase. The increase was also primarily due to an increase in market interest rates. The weighted average prime rate for first nine months of 2005 was 5.93% compared to 4.14% during the same period of 2004. The average cost of interest-bearing liabilities also increased to 3.00% for the first nine of 2005 from 1.94% for the same period of 2004, a 106 basis point increase.

The net interest margin was 4.89% for the nine months ended September 30, 2005 compared with 4.50% for the same period of 2004, a 39 basis point increase. Despite a 200 basis point increase in the prime rate between the two periods, the net interest margin only increased by 39 basis points primarily due to the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. We continued to experience robust competition for deposits among Korean-American banks, especially De Novo banks, and expect the pricing of deposits to continue to increase as the market rates rise. The average cost of interest-bearing deposits increased to 2.82% for the first nine months of 2005 from 1.75% for the same period of 2004, a 107 basis point increase. The average cost of total deposits, including non-interest bearing deposits, for the first nine months of 2005 was 2.11% compared to 1.24% for the same period of 2004, an 87 basis point increase.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,434,369	$29,090	8.11%	$1,142,228	$18,387	6.44%
Other investments	8,245	95	4.61%	6,232	73	4.69%
Securities(3)	151,426	1,557	4.11%	125,190	1,269	4.05%
Federal funds sold	84,842	762	3.59%	45,548	174	1.53%

Total interest earning assets	$1,678,882	$31,504	7.51%	$1,319,198	$19,903	6.03%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$267,296	$1,821	2.73%	$345,587	$1,735	2.01%
Savings	98,682	513	2.08%	125,205	558	1.78%
Time certificates of deposit	814,889	7,294	3.58%	438,424	1,991	1.82%
FHLB borrowings	34,392	370	4.30%	11,558	109	3.77%
Subordinated debentures	37,160	733	7.89%	37,128	591	6.37%

Total interest bearing liabilities	$1,252,419	$10,731	3.43%	$957,902	$4,984	2.08%

NON-INTEREST BEARING DEPOSITS:	$369,314			$338,235

Net interest income		$20,773			$14,919

Net interest margin			4.95%			4.52%
Net interest spread (including effect of non-interest bearing deposits)			4.86%			4.50%
Average interest-earning assets to average interest-bearing liabilities			134.05%			137.72%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,359,773	$77,307	7.58%	$1,087,400	$51,007	6.25%
Other investments	9,016	266	3.93%	5,901	206	4.65%
Securities (3)	139,797	4,346	4.15%	127,460	3,852	4.03%
Federal funds sold	47,739	1,175	3.28%	30,987	309	1.33%

Total interest earning assets	$1,556,325	$83,094	7.12%	$1,251,748	$55,374	5.90%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$269,810	$4,865	2.40%	$234,206	$3,070	1.75%
Savings	105,502	1,508	1.91%	137,042	1,814	1.76%
Time certificates of deposit	671,914	15,788	3.13%	448,657	5,857	1.74%
FHLB borrowings	69,581	1,746	3.35%	42,635	638	2.00%
Subordinated debentures	37,152	2,086	7.49%	37,122	1,716	6.16%

Total interest bearing liabilities	$1,153,959	$25,993	3.00%	$899,662	$13,095	1.94%

NON-INTEREST BEARING DEPOSITS:	$354,194			$334,515

Net interest income		$57,101			$42,279

Net interest margin			4.89%			4.50%
Net interest spread (including effect of non-interest bearing deposits)			4.82%			4.48%
Average interest-earning assets to average interest-bearing liabilities			134.87%			139.14%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three months ended September 30, 2005 over September 30, 2004
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans and interest rate swaps	$10,703	$5,585	$5,118
Interest on other investments	22	(1)	23
Interest on securities	288	18	270
Interest on federal funds sold	588	359	229

Total interest income	$11,601	$5,961	$5,640

INTEREST EXPENSE :
Interest on demand deposits	$86	$534	$(448)
Interest on savings	(45)	84	(129)
Interest on time certificates of deposit	5,303	2,814	2,489
Interest on FHLB borrowings	261	17	244
Interest on subordinated debentures	142	142	—

Total interest expense	$5,747	$3,591	$2,156

Net Interest Income	$5,854	$2,370	$3,484

	Nine months ended September 30, 2005 over September 30, 2004
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans and interest rate swaps	$26,300	$12,057	$14,243
Interest on other investments	60	(36)	96
Interest on securities	494	113	381
Interest on federal funds sold	866	633	233

Total interest income	$27,720	$12,767	$14,953

INTEREST EXPENSE :
Interest on demand deposits	$1,795	$1,278	$517
Interest on savings	(306)	136	(442)
Interest on time certificates of deposit	9,931	6,122	3,809
Interest on FHLB borrowings	1,108	573	535
Interest on subordinated debentures	370	369	1

Total interest expense	$12,898	$8,478	$4,420

Net Interest Income	$14,822	$4,289	$10,533

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

We recorded $970 thousand in provisions for loan losses during the third quarter of 2005 compared to $900 thousand in the same quarter of 2004. We recorded $4.6 million in provisions for loan losses during the first nine months of 2005 compared to $3.7 million in the same period of 2004. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio and the level of our net charge-offs and non-performing loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at September 30, 2005. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, net gains or losses on interest rate swaps and net gains on sales of SBA loans and securities available for sale.

Non-interest income for the third quarter of 2005 was $5.8 million compared to $5.9 million for the same quarter of 2004. Despite the decrease in premiums, net gains on sales of SBA loans increased primarily due to an increase in the sales volume. During the third quarter of 2005 we originated $26.4 million in SBA loans and sold $29.4 million with net gains of $1.8 million. During the third quarter of 2004, we originated $47.6 million in SBA loans and sold $26.1 million with net gains of $1.7 million. Service fees on deposit accounts decreased primarily due to the closing of accounts for check cashing businesses, which had generated significant fees, and a deposit promotion for no-fee deposit accounts in 2005. For the three and nine months ended September 30, 2004, we recorded an impairment charge of $442 thousand and $2.2 million, respectively on government sponsored enterprise preferred stocks as a result of other than temporary declines in their market values. All such securities were sold during the first quarter of 2005. During the third quarter of 2005, we recognized a net loss of $26 thousand from our interest rate swaps compared to a net gain of $112 thousand for the same quarter of 2004. The net loss or gain from the interest rate swaps is dependent upon the increase or decrease in interest rates. We receive fixed and pay variable rates of interest on our interest rate swaps. During 2004, we entered into a loan referral program with GE capital and Zion Bancorp and during the third quarter of 2004, we recognized $269 thousand in loan referral income by referring $4.0 million in real estate loans. There was no such loan referral fee income during 2005.

Non-interest income for the nine months ended September 30, 2005 was $15.0 million compared to $15.2 million for the same period of 2004. Service fees on deposit accounts decreased primarily due to our promotion for no-fee deposit accounts in 2005 as well as the closing of accounts for check cashing businesses. Net gains on sale of SBA loans for the first nine months of 2005 decreased $357 thousand or 9% compared to the same period of 2004. During the first nine months of 2005, we originated $66.0 million in SBA loans and sold $62.6 million with net gains of $3.7 million. During the same period of 2004, we originated $69.3 million in SBA loans and sold $58.3 million with net gains of $4.0. Despite the increase in the origination and sale of SBA loans, the decrease in gains on sales of SBA loans is primarily due to a decrease in premiums received on the sales. In addition to SBA loans, we sold $4.5 million in real estate loans to the secondary market and recognized the gain of $196 thousand during 2004. There were no such sales during 2005. During the first nine months of 2004, we recognized $747 thousand in loan referral income by referring $17.5 million in real estate loans through the program with GE capital and Zion Bancorp as discussed above.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended	Increase (Decrease)		Three Months Ended
	September 30, 2005	Amount	Percent (%)	September 30, 2004
				(Restated)
	(Dollars in thousands)
Service fees on deposit accounts	$1,553	$(286)	-16%	$1,839
International service fees	703	(69)	-9%	772
Wire transfer fees	348	10	3%	338
Loan servicing fees, net	789	459	139%	330
Earnings on cash surrender value of life insurance	161	(3)	-2%	164
Net gains on sales of SBA loans	1,847	191	12%	1,656
Net gains on sales of securities available for sale	1	(24)	-96%	25
Net gains (losses) on interest rate swaps	(26)	(138)	-123%	112
Loan referral income	—	(269)	-100%	269
Other than temporary impairment on securities	—	442	100%	(442)
Other	412	(456)	-53%	868

Total non-interest income	$5,788	$(143)	-2%	$5,931

	Nine Months Ended	Increase (Decrease)		Nine Months Ended
	September 30, 2005	Amount	Percent (%)	September 30, 2004
				(Restated)
	(Dollars in thousands)
Service fees on deposit accounts	$4,712	$(1,190)	-20%	$5,902
International service fees	2,230	42	2%	2,188
Wire transfer fees	1,057	66	7%	991
Loan servicing fees, net	1,681	782	87%	899
Earnings on cash surrender value of life insurance	466	(27)	-5%	493
Net gains on sales of SBA loans	3,690	(357)	-9%	4,047
Net gains on sales of securities available for sale	143	(291)	-67%	434
Net losses on interest rate swaps	(78)	116	60%	(194)
Loan referral income	—	(747)	-100%	747
Other than temporary impairment on securities	—	2,199	100%	(2,199)
Other	1,095	(817)	-43%	1,912

Total non-interest income	$14,996	$(224)	-1%	$15,220

Non-interest Expense

Non-interest expense for the third quarter of 2005 and of 2004 was $12.1 million compared to $11.3 million for the same quarter of 2004, an increase of $784 thousand or 7%. Salaries and employee benefits for the three months ended September 30, 2004 were restated to include a reduction in accrued bonuses of $570 thousand that was accrued in the prior two quarters of 2004. Salaries and employee benefits increased to $6.1 million for the three months ended September 30, 2005 from $5.6 million for the same quarter of 2004. The increase was primarily due to an increase in bonuses accrued during the third quarter of 2005 compared to same quarter of 2004. Occupancy expense for the three months ended September 30, 2004 was restated to expense escalating lease rents on a straight-line basis over the lease term, rather than as paid, and to correctly account for leasehold improvement amortization. The restatement of occupancy expenses related to such accounting was an increase of $276 thousand for the three months ended September 30, 2004. Professional fees for the three months ended September 30, 2005 were $613 thousand compared to $770 thousand. During the third quarter of 2004, we incurred higher professional fees to comply with the Sarbanes-Oxley Act. Also credit related expenses for the third quarter of 2005 was lower due to the $206 thousand of expense reimbursements in connection with the pay-off of the previously mentioned non-accrual loan, which reduced our non-interest expense.

Non-interest expense for the nine months ended September 30, 2005 was $35.2 million compared to $32.2 million for the same period of 2004, an increase of $3.0 million or 9%. Salaries and employee benefits for the first nine months of 2004 were restated to include additional bonuses of $516 thousand to be accrued for the period. Salaries and employee benefits were at $17.6 million for the nine months ended September 30, 2005 compared to $17.1 million for the same period of 2004. Occupancy expense for the nine months ended September 30, 2004 was restated to expense escalating lease rents on a straight-line basis over the lease term, rather than as paid, and to correctly account for leasehold improvement amortization. The restatement of occupancy expenses related to such accounting was an increase of $661 thousand for the nine months ended September 30, 2004. Occupancy expense for the nine months ended September 30, 2005 was $5.1 million compared to $4.7 million for the same period of 2004. This increase is primarily due to opening of our Rowland Heights branch in Southern California, new office space for our Dallas and Silicon Valley LPO sites, additional space for our downtown Los Angeles office expansion all during the second half of 2004, and three new lease contracts entered into during the first quarter of 2005, for branch/loan production offices in Gardena and Garden Grove in California and Bayside in New York. Professional fees for the nine months ended September 30, 2005 were $2.6 million compared to $1.5 million for the same period of 2004. This increase was primarily due to legal and accounting expenses incurred during the nine months of 2005 related to the special Subcommittee investigation discussed above under “General.” We incurred approximately $1.2 million of professional fees in connection with the restatement.

The change in non-interest expense is illustrated below:

	Three Months Ended	Increase (Decrease)		Three Months Ended
	9/30/05	Amount	Percent (%)	9/30/04
				(Restated)
	(Dollars in thousands)
Salaries and employee benefits	$6,149	$575	10%	$5,574
Occupancy	1,767	51	3%	1,716
Furniture and equipment	504	(10)	-2%	514
Advertising and marketing	506	9	2%	497
Data processing	652	49	8%	603
Professional fees	613	(157)	-20%	770
Regulatory fees	178	(57)	-24%	235
Director fees	126	(1)	-1%	127
Credit related expenses	90	(112)	-55%	202
Amortization of intangible assets	179	(29)	-14%	208
Other	1,298	466	56%	832

Total non-interest expense	$12,062	$784	7%	$11,278

	Nine Months Ended	Increase (Decrease)		Nine Months Ended
	9/30/05	Amount	Percent (%)	9/30/04
				(Restated)
	(Dollars in thousands)
Salaries and employee benefits	$17,564	$503	3%	$17,061
Occupancy	5,056	369	8%	4,687
Furniture and equipment	1,511	94	7%	1,417
Advertising and marketing	1,360	65	5%	1,295
Data processing	1,940	133	7%	1,807
Professional fees	2,555	1,066	72%	1,489
Regulatory fees	647	30	5%	617
Director fees	448	67	18%	381
Credit related expenses	418	62	17%	356
Amortization of intangible assets	538	(85)	-14%	623
Other	3,179	682	27%	2,497

Total non-interest expense	$35,216	$2,986	9%	$32,230

Provision for Income Taxes

Income taxes were $5.6 million and $3.5 million for the three months ended September 30, 2005 and 2004, respectively. The effective tax rate for the quarter ended September 30, 2005 was 41.4% compared with 40.1% for the quarter ended September 30, 2004. Income taxes were $13.4 million and $8.4 million for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate for the nine months ended September 30, 2005 was 41.4% compared with 39.2% for the same period of 2004. The increase in the effective tax rate during the three and nine month period ended September 30, 2005 was primarily due to lower non-taxable (municipal bond) income in 2005 and lower state income taxes in 2004.

Financial Condition

At September 30, 2005, our total assets were $1.8 billion, an increase of $280.8 million or 19% from $1.5 billion at December 31, 2004. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits.

Loan Portfolio

As of September 30, 2005, our gross loans (net of deferred loan fees and costs) increased by $205.4 million or 17% to $1.4 billion from $1.2 billion at December 31, 2004. Commercial loans, which include domestic commercial, international trade finance, SBA loans, and equipment leasing, at September 30, 2005 increased by $44.0 million or 10% to $485.9 million from $441.9 million at December 31, 2004. Real estate loans increased by $160.0 million or 22% to $877.8 million at September 30, 2005 from $717.7 million at December 31, 2004.

The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$485,924	34.0%	$441,940	36.1%
Real estate loans	877,796	61.4%	717,747	58.6%
Consumer and other loans	66,524	4.6%	64,845	5.3%

Total loans outstanding	1,430,244	100.0%	1,224,532	100.0%
Unamortized loan fees, net of costs	(3,150)		(2,797)
Allowance for loan losses	(17,068)		(14,627)

Loans Receivable, net	$1,410,026		$1,207,108

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

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Loan commitments	$175,145	$151,726
Standby letters of credit	18,749	22,108
Other commercial letters of credit	26,244	29,035

	$220,138	$202,869

At September 30, 2005, our nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $4.7 million, an increase of $1.8 million from $2.9 million at December 31, 2004. The increase is primarily due to four additional loans that were restructured and an increase in nonperforming loans. Nonperforming assets to total assets was 0.26% and 0.19% at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, nonperforming loans were $3.8 million, an increase of $1.1 million from $2.7 million at December 31, 2004. Of the $3.8 million in nonperforming loans, $1.1 million were fully secured by real estate. The secured property on the loan that is 90 days or more delinquent as of September 30, 2005 is currently in process of being sold. We do not expect any losses from this loan. At September 30, 2005, nonperforming loans to total gross loans was 0.27% compared to 0.22% at December 31, 2004.

The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$3,262	$2,679
Loan past due 90 days or more, still accruing	574	—

Total Nonperforming Loans	3,836	2,679
Other real estate owned	—	—
Restructured loans	902	229

Total Nonperforming Assets	$4,738	$2,908

Nonperforming loans to total gross loans	0.27%	0.22%
Nonperforming assets to total assets	0.26%	0.19%

Allowance for Loan Losses

The allowance for loan losses was $17.1 million at September 30, 2005, compared to $14.6 million at December 31, 2004 and $14.8 million at September 30, 2004. We recorded a provision for loan losses of $970 thousand during the third quarter of 2005 compared to $900 thousand for the same period of 2004. We recorded a provision for loan losses of $4.6 million during the nine months ended September 30, 2005 compared to $3.7 million for the same period of 2004. The increase in the provision for loan losses is primarily due to growth in our loan portfolio and increased net charge-offs which affects our provision methodology. Average loans, including loans held for sale, totaled $1.4 billion for the nine months ending September 30, 2005 compared to $1.1 billion for the same period last year. During the nine months ended September 30, 2005, we charged off $2.6 million and recovered $470 thousand for net charge-offs of $2.1 million compared to net charge-offs of $1.4 million for the same period of last year. The allowance for loan losses was 1.20% of gross loans at September 30, 2005 and at December 31, 2004 and 1.27% at September 30, 2004. Total classified loans at September 30, 2005 were $ 8.4 million, compared to $6.5 million at December 31, 2004 and $ 6.2 million at September 30, 2004, respectively.

We believe the level of the allowance for loan losses as of September 30, 2005 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at September 30, 2005 and December 31, 2004:

	Allocation of Allowance for Loan Losses
	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
	$6,000	34%	$5,871	36%
Real estate	10,030	61%	7,961	59%
Consumer	972	5%	786	5%
Unallocated	66	N/A	9	N/A

Total allowance	$17,068	100%	$14,627	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,359,773	$1,087,400

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	1,427,094	1,162,295

ALLOWANCE:
Balance-beginning of period	$14,627	$12,471
Less: Loan charge-offs:
Commercial	1,778	1,151
Real estate	—	—
Consumer	821	809

Total loan charge-offs	2,599	1,960

Plus: Loan Recoveries
Commercial	285	355
Real estate	—	3
Consumer	185	192

Total loan recoveries	470	550

Net loan charge-offs	2,129	1,410
Provision for loan losses	4,570	3,700

Balance-end of period	$17,068	$14,761

Net loan charge-offs to average gross loans *	0.21%	0.17%
Allowance for loan losses to total loans at end of period	1.20%	1.27%
Net loan charge-offs to beginning allowance *	19.41%	15.07%
Net loan charge-offs to provision for loan losses	46.59%	38.11%

*	Annualized

Total loans are net of deferred loan fees and costs of $3,150,000 and $2,637,000 at September 30, 2005 and 2004, respectively.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at September 30, 2005 and December 31, 2004. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, mortgage backed, mutual funds and municipal bonds.

As of September 30, 2005, we had $2.0 million in held-to-maturity securities and $171.7 million in available-for-sale securities compared to $2.0 million and $133.4 million, respectively at December 31, 2004. The total net unrealized loss on the available-for sale securities at September 30, 2005 was $2.0 million compared to net unrealized loss of $718 thousand at December 31, 2004. During the nine months of 2005, a total of $72.4 million in securities available-for-sale were purchased, $13.9 million of securities available-for-sale were sold, and total gross gains of $143 thousand were recognized.

Securities with a carrying value of $4.8 million were pledged to secure public deposits and for other purposes as required or permitted by law at September 30, 2005. Securities with a carrying value of $12.9 million and $84.4 million were pledged to the FHLB of San Francisco and the State of California Treasurer’s Office, respectively, at September 30, 2005.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At September 30, 2005			At December 31, 2004
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$92,488	$91,556	$(932)	$62,657	$62,512	$(145)
Collateralized mortgage obligations	18,699	17,998	(701)	23,735	23,129	(606)
Mortgage-backed securities	49,291	48,792	(499)	26,751	26,575	(176)
Asset-backed securities	2,000	2,000	—
Municipal bonds	7,179	7,377	198	9,578	9,784	206
Corporate debt securities	—	—	—	3,980	3,983	3
Mutual funds	4,000	3,948	(52)
Government sponsored enterprise preferred stock	—	—	—	7,403	7,403	—

Total available-for-sale	$173,657	$171,671	$(1,986)	$134,104	$133,386	$(718)
Held to Maturity:
Corporate debt securities	$2,001	$2,035	$34	$2,001	$2,088	$87

Total held-to-maturity	$2,001	$2,035	$34	$2,001	$2,088	$87

Total investment portfolio	$175,658	$173,706	$(1,952)	$136,105	$135,474	$(631)

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at September 30, 2005.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Description of Securities:
U.S. Government agency	$78,576	$(773)	$12,979	$(159)	$91,555	$(932)
Collateralized mortgage obligations	1,135	(4)	16,128	(697)	$17,263	$(701)
Mortgage-backed securities	11,855	(165)	11,830	(355)	$23,685	$(520)
Mutual funds	3,948	(52)	—	—	$3,948	$(52)

Total Temporarily Impaired Securities	$95,514	$(994)	$40,937	$(1,211)	$136,451	$(2,205)

The unrealized losses were due to temporary declines in market value, mainly attributable to fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuers. For the three months and nine months ended September 30, 2005 and 2004, we did not have any sales of investment securities resulting in realized losses. For investments in an unrealized loss position at September 30, 2005, we have the intent and ability to hold these investments until full recovery. During the three and nine months ended September 30, 2004, we recognized $442 thousand and $2.2 million, respectively, in impairment charges related to other than temporary declines in market values for government sponsored enterprise preferred stocks. We sold all of our government sponsored enterprise preferred stocks during the first quarter of 2005. We did not record any impairment charges related to other than temporary declines in market values during the three and nine months ended September 30, 2005.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2005, our deposits increased by $288.1 million or 23% to $1.5 billion from $1.3 billion at December 31, 2004. Non-interest bearing demand deposits totaled $364.5 million at September 30, 2005, an increase of $36.2 million or 11% from $328.3 million at December 31, 2004. Time deposits of $100,000 or more totaled $733.7 million, an increase of $326.6 million or 80% from $407.1 million at December 31, 2004. Interest-bearing demand deposits, including money market and super now accounts, totaled $235.0 million, a decrease of $88.5 million or 27% from $323.5 million at December 31, 2004. We experienced $70 million in outflow of money market accounts after the announcement of the delinquent filing of our first quarter Form 10-Q and the Restatement. In addition to such outflow, there has been continued outflow in money market accounts due to competition. Most of those accounts were opened during a money market account promotional period in the second quarter of 2004. Most of the outflow in money market accounts was replaced with time deposit accounts, primarily from the deposit promotion campaign which highlighted our new time deposit products in 2005. We continue to experience robust competition, mostly from the Korean-American community banks. During 2005, we launched a bank-wide deposit campaign with the new “Prime CD” from February to May of 2005, which has a variable rate tied to the prime rate minus a spread ranging from 1.90% to 2.25%, adjusting quarterly. During the second quarter of 2005, we also developed a new “Promo CD”, which includes withdrawal and deposit features during the term of the deposit. As of September 30, 2005, we have approximately $279.5 million in Promo CDs at a weighted average cost of approximately 4.04%.

At September 30, 2005, 24% of total deposits were non-interest bearing demand deposits, 55% were time deposits, and 21% were interest bearing demand and saving deposits. By comparison, at December 31, 2004, 26% of the total deposits were non-interest bearing demand deposits, 39% were time deposits, and 35% were interest bearing demand and saving deposits. The reason for the significant increase in time deposits as a percentage of total deposits as of September 30, 2005 was primarily due to the promotion of our new time deposit products during 2005.

At September 30, 2005, we had a total of $135.3 million in brokered deposits and $75.0 million in State deposits compared to $45.1 million and $65.0 million at December 31, 2004, respectively. During the first nine months of 2005, we had an increase of $90.2 million in brokered deposits. Due to competition and higher rates offered for retail deposits, brokered deposits have been a stable alternative and cost effective source of funds. The weighted average life of the brokered deposits is 1.5 years with a weighted average rate of 3.82%. The State deposits were primarily six month maturities with a weighted average interest rate of 3.35% collateralized with securities with a carrying value of $84.4 million at September 30, 2005. The State deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) to provide an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2005 we had $31.0 million of fixed rate FHLB advances compared to $90.0 million at December 31, 2004 with remaining maturities ranging from 25 to 31 months. The weighted average rate was 4.38% at September 30, 2005.

Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Reserve Bank.

At September 30, 2005 and December 31, 2004, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The weighted average cost of the trust preferred securities was 7.89% and 7.49% for the three and nine months ended September 30, 2005, respectively. The dividend payments on trust preferred securities require a pre-approval from the Reserve Bank.

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3– “Quantitative and Qualitative Disclosures about Market Risk”.

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 15 years.

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, cash generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $139.9 million at September 30, 2005. This represented an increase of $38.6 million or 38% over total stockholders’ equity of $101.3 million at December 31, 2004. The increase is primarily attributed to the sale of $20 million in common stock to the Company’s Chairman of the Board of Directors in September 2005 and $18.9 million in net income for the nine months ended September 30, 2005.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At September 30, 2005, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $175.6 million, compared to $126.4 million at December 31, 2004, representing an increase of $49.2 million or 39%. This increase was primarily due to the $20 million additional capital from the sale of stock to the Company’s Chairman of the Board of Directors, net income of $18.9 million, an additional $7.7 million of trust preferred qualified as Tier I capital, and $4.1 million from proceeds from stock options exercised, reduced by the payments of cash dividends of $2 million. At September 30, 2005, we had a ratio of total capital to total risk-weighted assets of 12.6% and a ratio of Tier I capital to total risk- weighted assets of 11.5%. The Tier I leverage ratio was 9.9% at September 30, 2005.

As of September 30, 2005, the Bank has met the criteria as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios, compared to regulatory capital requirements for capital adequacy purposes as of September 30, 2005 and December 31, 2004.

As a result of a recent regulatory examination, our regulatory agencies placed additional restrictions and requirements on our Company including the requirement to obtain prior approval before payment of dividends or to issue debt, including trust preferred securities. See footnote 4 “Recent Development” of the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

	As of September 30, 2005
	Actual		Required		Excess
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$175,617	9.9%	$70,791	4.0%	$104,826	5.9%
Tier I risk-based capital ratio	$175,617	11.5%	$61,555	4.0%	$114,062	7.5%
Total risk-based capital ratio	$192,684	12.6%	$123,111	8.0%	$69,573	4.6%

	As of December 31, 2004
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$126,387	8.9%	$56,979	4.0%	$69,408	4.9%
Tier I risk-based capital ratio	$126,387	9.7%	$52,339	4.0%	$74,048	5.7%
Total risk-based capital ratio	$148,685	11.4%	$104,678	8.0%	$44,007	3.4%

Liquidity Management

Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with a minimum loss of value or to access other sources of cash. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and pledging of investments, alternative sources of funds, and the demand for credit.

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

We manage liquidity risk by managing deposit liabilities, controlling the level of federal funds and by maintaining lines of credit with correspondent banks, the Federal Reserve Bank, and the advances from the Federal Home Loan Bank of San Francisco. The sale of investment securities available-for-sale can also serve as a contingent source of funds.

As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At September 30, 2005, our borrowing capacity included $66 million in federal funds line facilities from correspondent banks and $320.2 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $181.3 million at September 30, 2005 compared to $121.8 million at December 31, 2004. We believe our liquidity sources to be stable and adequate.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. At September 30, 2005, our gross loan to deposit ratio was 92.4% a decrease from 97.3% at December 31, 2004, generally indicating a higher level of liquidity at September 30, 2005.

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

On July 29, 2005, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, which imposes additional obligations on us and restricts our ability to take certain actions. On July 9, 2005, the Federal Reserve Bank of San Francisco notified us that it had designated the Company and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. See Note 5 to Condensed Consolidated Financial Statements (unaudited) above for a more detailed discussion. The impact of the Memorandum of Understanding or the designation by the Federal Reserve Bank of San Francisco may have a material adverse effect on our business or financial condition. We may also be asked to enter into regulatory orders or consent decrees with other regulatory agencies. The defense and outcome of any such claims or proceedings against us and any agreement with regulators may divert management’s attention and resources, and we may be required to pay damages if such claims or proceedings are not resolved in our favor.

Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We may not be able to effectuate our current business strategy and our future business activities may be limited. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation, require us to incur significant expenses to resolve any claims and cause the price of our securities to decline or remain at current levels.

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

Deterioration of economic conditions in California, New York or South Korea could adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean communities in California and in the greater New York City metropolitan area and to a lesser extent in South Korea. Deterioration in economic conditions in our market areas could have a material adverse impact on the quality of our business. An economic slowdown in California, New York, or South Korea could have the following consequences, any of which could reduce our net income:

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

A downturn in the real estate market could seriously impair our loan portfolio. As of September 30, 2005, approximately 61% of our loan portfolio consisted of loans secured by various types of real estate. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

Changes in interest rates affect our profitability. Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate since the volume and rate changes of interest-earning assets could be different than the volume and rate changes of interest-bearing liabilities. This can cause increases or decreases in our spread that can greatly affect our net interest income. Additionally, market interest rates change by different amounts based on maturity and therefore, interest-earning assets and interest-bearing liabilities will also reprice depending on their maturities and the market index to which they are tied. No assurance can be given that the net interest margin or net interest income will not be adversely affected by changes in all the factors described above.

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

Changes in governmental regulation may impair our operations or restrict our growth. We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the DFI and the Federal Reserve Board. In addition to governmental supervision and regulation, Nara Bank is subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. Nara Bancorp is subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state banking regulations, the regulators may limit our activities or growth, fine us or ultimately put us out of business. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

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

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute the ownership percentage of our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. If we issue preferred stock, we would have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because a decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or diluting the ownership percentage of their stock holdings in us.

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

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss) (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. As of September 30, 2005, the amounts in accumulated OCI associated with these cash flow hedges was a loss of $1.5 million (net of tax of $973.9 thousand), of which $35,596 is expected to be reclassified as a reduction of interest income within the next 12 months. As of September 30, 2005, the maximum length of time over which we are hedging our exposure to the variability of future cash flows is approximately 7 years.

During the third quarter of 2005 and 2004, interest income recorded from swap transactions totaled $3 thousand and $724 thousand, respectively. During the nine months ended September 30, 2005 and September 30, 2004, interest income recorded from swap transactions totaled $623 thousand and $2.5 million. At September 30, 2005, we pledged as collateral to the interest rate swap counterparties, agency securities with a book value of $1.0 million and real estate loans of $4.0 million.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2005, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

At September 30, 2005, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	16.25%	4.04%
+ 100 basis points	8.22%	2.05%
- 100 basis points	(8.59)%	(1.87)%
- 200 basis points	(18.09)%	(4.90)%

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c.	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us. See further discussion in Note 13 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. For a discussion of litigation risks relating to our recent accounting restatement, please refer to the discussion in Item 2 of Part I in this report under the caption “Results of Operations-Factors That May Impact Our Business or the Value of Our Stock – We face risks related to our recent accounting restatements, including potential litigation and regulatory actions.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) The Company previously reported, on a Form 8-K filed on September 16, 2005, the sale of 1,440,922 shares of common stock without registration in reliance on the exemptions provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

(b) and (c) None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual meeting of shareholders on September 30, 2005.

(b) All of the current directors were elected at the Annual meeting to serve for a one-year term.

(c) At the Annual meeting, shareholders approved (1) the election of directors; (2) the amendment of the Company’s Certificate of Incorporation to authorize 10,000,000 shares of undesignated preferred stock; and (3) the ratification of the selection of Crowe Chizek and Company LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2005. The results of the voting were as follows:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Election of Directors
Dr. Chong Moon Lee	18,309,516	—	—	2,112,257	—
Ho Yang	19,463,009	—	—	958,764	—
Jesun Paik	19,421,416	—	—	1,000,357	—
Ki Suh Park	19,419,571	—	—	1,002,297	—
Hyon M. Park (aka John Park)	19,419,571	—	—	1,002,202	—
Yong H. Kim	19,421,916	—	—	999,857	—
Amendment to Certificate of Incorporation	12,556,114	3,291,683	—	125,619	4,448,357
Independent Public Accountants	20,429,878	60,650	—	124,509

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated herein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: November 9, 2005	/s/ Ho Yang
Ho Yang
President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2005

/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document

3.1	Amended Certificate of Incorporation of Nara Bancorp, Inc.

10.1	Lease for premises located at 5307 Beach Blvd. Suite 100, Buena Park, California

10.2	Lease for premises located at 1940 Webster Street, Oakland, California

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002