Form 10-K
period 2005-12-31
NARA BANCORP INC
filed 2006-03-14
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005, as reported on the NASDAQ National Market, was approximately $397,429,000.

Number of shares outstanding of the Registrant’s Common Stock as of February 28, 2006: 25,457,292

PART I

Forward-Looking Information

Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a detailed discussion of the factors that might cause such a difference, see Item 1A, “Risk Factors”.

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products;

•	actions taken by our competitors;

•	adverse actions taken by any one of our regulatory agencies, which would limit our activities, such as a Memorandum of Understanding or consent agreement;

•	changes in the FDIC insurance premium;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair market value of the financial instruments that we hold;

•	economic or business conditions, either nationally or in our market areas, that is worse than we anticipated;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technology changes that is more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases to our provision for losses on loans and leases due to loan quality/performance deterioration;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve our financial goals and strategic plans, including any financial goals related both to contemplated and consummated assets sales or acquisitions;

•	potential litigation relating to our recent accounting restatement;

•	possible weaknesses in our system of internal and disclosure controls; and

•	credit and other risks of lending, leasing and investment activities.

As a result, we cannot assure you that our future results of operations or financial condition or any other matters will be consistent with those presented in any forward-looking statements. Accordingly, we caution you not to rely on these forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update these forward-looking statements, which speak only as of the date made except as may otherwise be required by law.

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

At December 31, 2005, the Bank had two wholly owned subsidiaries. The first subsidiary, Nara Loan Center, is a New Jersey corporation organized in 2000. Nara Loan Center is a loan production office, generating mostly SBA loans with total assets of $786 thousand at December 31, 2005. The second subsidiary, Nara Real Estate Trust, a Maryland real estate investment trust, was formed in April of 2003. Nara Real Estate Trust holds only loans secured by real estate and as of December 31, 2005, had total assets of $131 million.

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

With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the subordinated debentures issued by Nara Bancorp to the grantor trusts in connection with the trust preferred financing, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2005 and 2004, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. Nara Bancorp also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2005 and 2004 for the common capital securities issued by the grantor trusts held by Nara Bancorp.

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

Recent Developments

On December 19, 2005, Nara Bancorp declared a dividend of $0.0275 per common share for the first quarter of 2006, which was paid on January 13, 2006 to stockholders of record on December 30, 2006.

On February 15, 2006, Mr. Ho Yang submitted his resignation as a member of the Board of Directors and as President and Chief Executive Officer of Nara Bancorp and its subsidiary Nara Bank, effective as of March 15, 2006. On March 13, 2006 Nara Bancorp announced a series of management and board changes to ensure a smooth transition to permanent President and CEO, and to bring further banking and corporate management expertise to Nara Bancorp and Nara Bank’s board of directors.

These changes include:

•	The appointment of Howard Gould to the board of Nara Bancorp and Nara Bank as an independent director. Mr. Gould is a longtime bank executive, including his position as Vice Chairman of the Bank of the West and United California Bank. He is also a former California Commissioner of Financial Institutions as well as a former California State Superintendent of Banking. Mr. Gould will serve as Chairman of the Transition Committee of Nara Bank, a new committee which will work closely with a newly formed Interim Office of the President to guide Nara Bank.

•	The decision to recruit two additional independent directors who are respected and experienced in banking and corporate management. That recruitment process is under way.

•	The appointment of three senior executives to work as a team in the Interim Office of the President. Min Kim, Chief Operating Officer, has been named Acting President. She has been responsible for the Bank’s sales, marketing and customer service operations. Also appointed to the Office of the President are Alvin D. Kang, Chief Financial Officer, and Bonita Lee, Chief Credit Officer.

•	The decision to engage an executive search firm to conduct an internal and nationwide search for a permanent President and Chief Executive Officer to fill the vacancy created by the resignation of Ho Yang, announced on February 15, 2006.

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

Through our network of 18 branches and 8 loan production offices, we offer a full range of commercial banking and consumer financial services to our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines. We provide courier services to qualifying customers and offer personal banking officers to key customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary public and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

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

Lending Activities

Commercial Loans

Commercial loans are extended to businesses for various purposes such as providing working capital, purchasing inventory, purchasing machinery and equipment, debt refinance, business acquisition and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit), which are often used to finance current assets such as inventory and accounts receivable, which typically have terms of one year with interest paid monthly on the outstanding balance and principal balance due at maturity, and (2) long-term loans (or term loans to businesses) which typically have terms of 5 to 7 years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial loans are typically collateralized by the borrower’s business assets and/or real estate property. Nara Bank also extends commercial loans in the U.S. that are secured by real estate property located in South Korea. As of December 31, 2005, we had approximately $550 thousand in commercial loans secured by the real estate property located in South Korea. We do not expect the loans secured by real estate property located in South Korea to make up a significant portion of our loan portfolio in the foreseeable future. We also offer small business loans to small retail businesses of up to $150,000 with terms of 4 to 7 years at fixed interest rates using a credit scoring system.

Our commercial loan portfolio includes trade finance loans from Nara Bank’s Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventories) of our borrowers. The Corporate Banking Center also issues and advises on letters of credit for export and import businesses.

Commercial Real Estate Loans

Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on such loans are generally restricted to seven years with a balloon payment due at maturity and the loans are amortized for up to 25 years. We offer both fixed and floating rate loans. It is our policy to restrict real estate loan amounts to 70% of Nara Bank’s appraised value of the property.

Small Business Administration Loans

The Bank also extends loans partially secured by the U.S. Small Business Administration (SBA). The Bank extends SBA loans known as 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for the purpose of providing working capital, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase/construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for business only related loans and up to 25 years for real estate related loans. SBA loans are fully amortized with monthly payment of principal and interest. SBA loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA with a maximum gross loan amount to any one small business borrower of $2.0 million and a maximum SBA guaranteed amount of $1.5 million.

The SBA 7(a) loans we generate represent an important segment of our non-interest income due to our ability to sell the guaranteed portion in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. Therefore, in addition to the interest yield earned on the un-guaranteed portion of the SBA loans that are not sold, we recognize income from gains on the sales and from loan servicing on the SBA loans sold.

SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured so as to give the Bank a 50% first deed of trust (“T/D”), the SBA a 40% second T/D (SBA 504), and the remaining 10% is funded by the borrower. Rates for the first T/D Bank loans are subject to normal bank commercial rates and the second T/D SBA loans are fixed for the life of the loans based on the U.S. Treasury rate index.

All of our SBA loans are handled through Nara Bank’s SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the U.S. Small Business Administration and generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status for all of our loan production offices and other areas; Los Angeles, Santa Ana, Fresno, San Francisco, Sacramento, Seattle, Spokane, Illinois, Atlanta, New York, New Jersey, Virginia, Baltimore, Washington D.C., Georgia, Colorado, Dollas/Fort Worth, Houston, Alaska, Portland, North Florida, Syracuse and Buffalo

Consumer Loans

Consumer loans are extended for automobile and home equity loans with a majority of the consumer loan portfolio currently consisting of automobile loans. Referrals from automobile dealers comprise the majority of originations for automobile loans. We offer fixed rate loans to buyers who do not qualify for automobile dealers’

most preferential loan rates for new and used car financing. We offer home equity loans and lines up to 89% of the appraised value of the real estate. We also extend credit to United States legal residents secured by real estate located in South Korea. As of December 31, 2005, we had extended approximately $1.7 million in consumer loans secured by real estate in South Korea.

Investing Activities

The main objectives of our investment strategy are to support a sufficient level of liquidity while providing one means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, Collaterized Mortgage Obligations (“CMOs”), bank-qualified California municipal bonds, corporate bonds and government sponsored enterprise preferred stocks, which were sold during the first quarter of 2005. For a detailed breakdown of our investment portfolio, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investment Security Portfolio.

Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2005, we had $1.0 million in securities held-to-maturity and $174.7 million in securities available-for-sale. We purchased $81.9 million and sold $13.9 million in investment securities during 2005.

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

Our primary source of funds is FDIC-insured deposits. As part of our asset liability management, we analyze our deposits’ maturities and interest rates to monitor and control the cost of funds as well as to insure the stability of the supply of funds. We believe our deposits are a stable and reliable funding source. For more deposit information, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposit.

Borrowing Activities

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our correspondent banks, the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco (“FHLBSF”) and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The maximum amount that we currently are authorized to borrow from our correspondent banks is $68.0 million on an overnight basis.

The FHLBSF offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements.”

As a member of the Federal Reserve Bank (“FRB”), we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the FRB discount window is 98% of the market value of the securities that are pledged. At December 31, 2005, the par value of the securities that we have pledged for this purpose was $2.0 million.

Market Area and Competition

We have 18 branch offices located in Los Angeles, Orange County, Oakland, Silicon Valley, and New York and 8 loan production offices located in San Jose, Seattle, Chicago, New Jersey, Atlanta, Virginia, Denver, and Dallas. Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area, Silicon Valley (Santa Clara County), and the New York metropolitan area, each of which has high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition amongst the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business—Supervision and Regulation—Financial Services Modernization Legislation.”

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

Economic Conditions, Government Policies and Legislation

Our profitability, like most financial institutions, depends primarily on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received on our interest-earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of non-interest bearing deposits, have a significant impact on profitability. These rates are highly sensitive to many factors that are beyond our control, such as inflation, unemployment, consumer spending and political events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.

Our business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and the Bank of future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Item 1. Business—Supervision and Regulation” below.

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

Memorandum of Understanding

On July 29, 2005, Nara Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“Department”). Under the terms of the MOU, the Bank cannot declare dividends, without the prior written approval of the Reserve Bank and the Department. Other material provisions of the MOU require Nara Bancorp and the Bank to: (i) employ an independent consultant acceptable to the Reserve Bank and the Department to conduct a review of the composition, structure and effectiveness of Nara Bank’s current directors and executive officers, (ii) prepare and submit a written plan to the Reserve Bank and the Department to strengthen the Bank’s Board of Directors’ oversight of management and operations of the Bank, (iii) prepare and submit to the Reserve Bank and the Department acceptable policies, procedures and programs to strengthen the Bank’s internal controls, (iv) prepare and submit to the Reserve Bank and the Department a written plan to strengthen the oversight of the Bank’s internal audit function, (v) take such actions necessary to comply with Section 501 of the Gramm-Leach-Bliley Act, (vi) prepare and submit to the Reserve Bank and the Department an acceptable written information security program and a comprehensive written business resumption plan, and conduct a formal test of the business resumption plan, (vii) prepare and submit a written contingency capital plan, (viii) prepare and submit to the Reserve Bank and Department financial projections for the years 2005-2007 and revise the Bank’s three-year strategic plan, (ix) prepare and submit during the term of the MOU, annual financial projections for each subsequent calendar year at least one month prior to the beginning of the calendar year, (x) notify the Reserve Bank and the Department of all revisions to the budget within 5 days of approval by the Bank’s Board of Directors, (xi) notify the Reserve Bank and the Department thirty (30) days prior to the appointment of any new director or senior executive officer or changing the responsibilities of any current senior officer, (xii) permit the Bank to make any indemnification and golden parachute or severance payments, or enter into any agreements to make such payments to institution–affiliated parties only with the prior written approval of the Board of Governors of the Federal Reserve System and concurrence of the Federal Deposit Insurance Corporation, and (xiii) prepare and submit progress reports to the Reserve Bank and the Department. The MOU will remain in effect until modified or terminated by the Reserve Bank and the Department.

Additional Company Restrictions

Nara Bancorp has agreed with the Reserve Bank and the Department to additional restrictions as well, and must take all necessary steps to ensure that the Bank complies with the MOU, and it also must report its progress to the Reserve Bank. In addition, Nara Bancorp may not declare any dividends or make any payments on the outstanding trust preferred securities issued by Nara Bancorp’s subsidiaries and may not receive any dividends or payments representing a reduction of capital from the Bank, without the prior written approval of the Reserve Bank. Without the consent of the Reserve Bank, Nara Bancorp may not: (i) increase its borrowings, incur any debt or renew existing debt, (ii) issue any trust preferred securities, (iii) purchase any of its stock, (iv) appoint any new director or senior executive officer or change the responsibilities of any current senior executive officer, or (v) make any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties. Finally, Nara Bancorp must affirmatively ensure that all regulatory reports filed, accurately reflect Nara Bancorp’s condition, are filed on a timely basis, and all records, and supporting work papers are maintained.

Troubled Condition Designation

On July 8, 2005, the Reserve Bank notified Nara Bancorp and Nara Bank that it had designated Nara Bancorp and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither Nara Bancorp nor Nara Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the Reserve Bank thirty (30) days prior written notice. The Board of Governors of the Federal Reserve System may disapprove a notice in certain circumstances. In addition, neither Nara Bancorp nor Nara Bank may make indemnification or severance payments or enter into agreements with institution-affiliated parties therefore without complying with certain statutory restrictions including prior written approval of the Board of Governors of the Federal Reserve System and concurrence from the Federal Deposit Insurance Corporation.

Progress with the MOU-Related Requirements

The Board of Directors has appointed a Joint Compliance Committee (“JCC”) consisting solely of independent directors of Nara Bancorp and Nara Bank to plan, coordinate and monitor compliance with the MOU-related requirements. The JCC has been meeting frequently with the management to closely monitor its MOU compliance progress. In addition, The Secura Group, the independent consulting firm that was engaged by the JCC, has completed its independent review of the Board of Directors and management and has issued its report to the Board of Directors. An action plan in response to the Secura report is required to be submitted to the regulators by March 22, 2006. Finally, Nara Bancorp and Nara Bank have been able to obtain timely approvals from the regulators on various items that require approval such as the quarterly cash dividends on its common stock and the trust preferred securities. Through its quarterly progress reports, Nara Bancorp and Nara Bank will keep the regulators updated of its progress on the MOU-related requirements.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the “Sarbanes-Oxley Act of 2002” (the “SOX”)

The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, (the “SEC”), under the Exchange Act. The SOX includes very specific additional disclosure requirements and new corporate governance rules, which have prompted the SEC and securities exchanges to adopt extensive additional disclosure requirements, new corporate governance requirements and other related rules. The SOX also represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. We have incurred, and expect to continue to incur, significant additional expenses in complying with the new requirements under SOX and applicable rules and regulations.

USA Patriot Act of 2001

On October 26, 2001, the President signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen U.S law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and

•	filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

To the extent that the FSMA permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation and banks may increasingly diversify the financial products that they offer. The FSMA is intended to grant to community banks, such as Nara Bank, certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the FSMA may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially greater financial resources than we do.

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

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income for Nara Bancorp. Nara Bancorp is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Nara Bancorp. In addition, the FRB and the DFI have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Under the MOU, Nara Bancorp and the Bank are restricted from paying dividends. See “Supervision and Regulation—Memorandum of Understanding”.

Transactions with Affiliates

Nara Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Nara Bancorp or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of Nara Bancorp or other affiliates. Such restrictions prevent Nara Bancorp and such other affiliates from borrowing from Nara Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by Nara Bank to or in Nara Bancorp or to or in any other affiliate are limited in the amounts indicated below for “covered transactions” under Regulation W. California law also imposes certain restrictions with respect to transactions involving Nara Bancorp and other controlling persons of Nara Bank. Additional restrictions on transactions with affiliates may be imposed on Nara Bank under the prompt corrective action provisions of federal law. See “—Prompt Corrective Action and Other Enforcement Mechanisms” below.

Regulation W. During 2003 the Federal Reserve Board’s Regulation W became effective, which codified prior regulations under an interpretative guidance with respect to transactions with affiliates. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” (as defined below) with affiliates:

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

Capital Requirements

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. As of December 31, 2005, Nara Bank’s total risk-based capital ratio was 12.40%.

The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, subordinated debentures (limited to 25% of Tier 1 Capital), and minority interest in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. As of December 31, 2005, Nara Bank’s Tier I risk-based capital ratio was 11.26%.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 4%. As of December 31, 2005, Nara Bank’s leverage capital ratio was 9.80%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For further discussion of our capital, see “Capital Resources” under “Management Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2005.

	As of December 31, 2005 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$182,483	10.2%	$71,402	4.0%	$111,081	6.2%
Tier 1 risk-based capital ratio	$182,483	11.8%	$62,024	4.0%	$120,459	7.8%
Total risk-based capital ratio	$200,100	12.9%	$124,047	8.0%	$76,053	4.9%

	As of December 31, 2005 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Tier I capital to total assets	$174,379	9.8%	$71,189	4.0%	$103,190	5.8%
Tier 1 risk-based capital ratio	$174,379	11.3%	$61,940	4.0%	$112,439	7.3%
Total risk-based capital ratio	$191,996	12.4%	$123,879	8.0%	$68,117	4.4%

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2005, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution’s primary regulator. See “Memorandum of Understanding” above.

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

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Nara Bank could have a material adverse effect on our earnings. As a result of being designated a “troubled institution”, the assessment rate was increased from zero to three cents, effective for the semi-annual period ending June 31, 2006. The effect will be an increase of approximately $144,000 per quarter.

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

FDIC Deposit Insurance Reform

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act will (i) merge the two deposit insurance funds, Bank Insurance Fund (or BIF) and Savings Association Insurance Fund (or SAIF), into a new combined fund to be called the Deposit

Insurance Fund, or DIF; (ii) index the $100,000 deposit insurance level to reflect inflation, with the first adjustment for inflation to be effective January 1, 2011, and thereafter adjustments will occur every five years; (iii) increase deposit insurance coverage for retirement accounts to $250,000; (iv) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, and (v) authorize revisions to the current risk-based system for assessing premiums. The merger of the two deposit insurance funds will be effective by the third quarter of 2006. Final rules for the rest of the provisions are supposed to become effective 270 days after enactment.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2005, we believe that the Bank was in compliance with these requirements.

Employees

As of December 31, 2005, we had 376 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good. See Item 10 below for a list of our executive officers.

Accounting Matters—Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SEAS) No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial

Statements. SFAS No. 154 carries forward the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. We do not expect adoption to have a material impact on the consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment. This Statement revises SFAS Statement No 125, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. It requires that all stock-based compensation be measured at fair value when granted and recognized as expense in the income statement over the employment service period, which is normally the vesting period. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in operating cash flows. Various other changes are also required. This Statement is effective for the Company for awards granted or modified beginning January 1, 2006. Compensation cost will also be recorded for prior awards that vest on or after January 1, 2006. Management believes the impact on the consolidated financial statements will be similar to the disclosures made by footnote to the consolidated financial statements, showing the effect on earnings and earnings per share of expensing the value of stock options granted. The effect on results of operations will depend on the level of future option grants, the calculation of the fair value of the options granted at such future dates, the estimates of forfeitures as well as the vesting periods provided, and the actual results may differ from the estimated effect. Existing options that will vest after adoption of this Statement are expected to result in additional compensation expense of approximately $1,118,000 in 2006 and $774,000 in 2007.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. We do not expect adoption to have a material impact on the consolidated financial statements.

Item 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline.

We face risks related to recent regulatory actions. On July 29, 2005, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, which imposes additional obligations on us and restricts our ability to take certain actions. On July 8, 2005, the Federal Reserve Bank of San Francisco notified us that it had designated the Company and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The impact of the Memorandum of Understanding or the designation by the Federal Reserve Bank of San Francisco may have a material adverse effect on our business or financial condition. We may also be asked to enter into regulatory orders or consent decrees with other regulatory agencies. The defense and outcome of any such claims or proceedings against us and any agreement with regulators may divert management’s attention and resources, and we may be required to pay damages if such claims or proceedings are not resolved in our favor.

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

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other ineffective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations.

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

A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2005, approximately 71% of our loan portfolio consisted of loans secured by various types of real estate, including commercial loans that are secured by real estate in a form of second position. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

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

If we lose key employees, our business may suffer. If we lose key employees temporarily or permanently, it could hurt our business. We could be particularly hurt if our key employees went to work for competitors. Our future success depends on the continued contributions of existing senior management personnel. On February 15, 2006, Mr. Ho Yang submitted his resignation as a member of the Board of Directors and as President and Chief Executive Officer of Nara Bancorp and its subsidiary Nara Bank, effective as of March 15, 2006. On March 13, 2006 Nara Bancorp announced a series of management and board changes to ensure a smooth transition to permanent President and CEO, and to bring further banking and corporate management expertise to Nara Bancorp and Nara Bank’s board of directors. See “Item 1. Business—Recent Developments” for further information.

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

Our stock price may be volatile, which could result in substantial losses for our stockholders. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuing new equity securities;

•	the amount of our common stock outstanding and the trading volume of our stock;

•	actual or anticipated changes in our future financial performance;

•	changes in financial performance estimates of us by securities analysts;

•	competitive developments, including announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the operating and stock performance of our competitors;

•	changes in interest rates; and

•	addition or departures of key personnel.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 3701 Wilshire Blvd., Suite 220, Los Angeles, California 90010. We conduct our operations through eleven full branch offices, seven mini branch offices and eight loan production offices located throughout California, in the greater New York City metropolitan area and in Chicago, Seattle, New Jersey, Atlanta, Virginia, Denver, and Dallas. We lease all of our offices. We believe our present facilities are adequate for our present needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting operations. The locations of our full branch offices and administrative or corporate headquarters, are as follows:

Office Name	Address
Cerritos	4875 La Palma Avenue, La Palma, CA 90623
Downtown Los Angeles	1122 S. Wall Street, Los Angeles, CA 90015
Flushing	138-02 Northern Blvd., Flushing, NY 11354
Gardena	90 West Redondo Blvd. Gardena, CA 90247
Jackson Heights	78-14 Roosevelt Avenue, Jackson Heights, NY 11372
Manhattan	16 W. 32nd Street, New York, NY 10001
New York Administration	29 W. 30th Street, New York, NY 10001
Oakland	2250 Broadway, Oakland, CA 94612
Olympic	2727 W. Olympic Blvd., Los Angeles, CA 90006
Rowland Heights	1709 Nogales St., Rowland Heights, CA 91748
Silicon Valley	1102 E. El Camino Real, Sunnyvale, CA 94087
Wilshire	3600 Wilshire Blvd., Suite 100-A, Los Angeles, CA 90010
Wilshire/Corporate Headquarters	3701 Wilshire Blvd., Suite 220, Los Angeles, CA 90010

Our seven mini branches are located inside supermarkets, the Aroma office is located inside the Sports Center Building in Los Angeles, and Bayside office is located in the retail shopping center. The locations are as follows:

Office Name	Address
Aroma	3680 Wilshire Blvd., Suite 106, Los Angeles, CA 90010
Bayside	209-07 Northern Blvd. Bayside, NY 11361
Diamond Bar	21080 Golden Springs Drive, Diamond Bar, CA 91789
Fullerton	5301 Beach Blvd., Buena Park, CA 90621
Glendale	831 N. Pacific Ave., Glendale, CA 91203
Torrance	3030 W. Sepulveda Blvd., Torrance, CA 90505
Valley	17369 Sherman Way, Van Nuys, CA 91406

We currently have eight loan production offices to promote SBA loans. We have SBA Preferred Lender status in those areas. The locations are as follows:

Office Name	Address
Atlanta	3510 Shallowford Road, Suite 207, Atlanta, GA 30341
Chicago	5901 N. Cicero Avenue, Suite 508, Chicago, IL 60646
Dallas	3010 LBJ Frwy #130, Dallas, TX 75234
Denver	2851 S. Parker Rd., Suite 150, Aurora, CO 80014
New Jersey	118 Broad Avenue Suite N-11, Palisades Park, NJ 07650
Fremont	39899 Balentine Dr. Suite 200, Newark, CA 94560
Seattle	12600 S.E. 38th Street, Suite 230, Bellevue, WA 98006
Virginia	7023 Little River Turnpike, Suite 206, Annandale, VA 22003

Item 3.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

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

There were 25,457,292 shares of common stock held by approximately 3,583 beneficial owners and 560 registered owners as of February 28, 2006. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of Nara Bancorp for each quarter within the last two fiscal years as reported on the Nasdaq National Market. Sales prices represent actual sales of which our management has knowledge. The prices have been adjusted to reflect the effect of two-for-one stock splits announced on February 14, 2003 and May 17, 2004.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2005	$19.62	$15.22	$0.0275
September 30, 2005	$16.39	$13.50	$0.0275
June 30, 2005	$15.72	$13.07	$0.0275
March 31, 2005	$22.23	$13.57	$0.0275
December 31, 2004	$22.40	$18.13	$0.0275
September 30, 2004	$21.89	$16.00	$0.0275
June 30, 2004	$17.50	$13.23	$0.0275
March 31, 2004	$17.06	$12.97	$0.0250

Dividends

The following table shows cash dividends declared during 2005.

Declaration Date	Payable Date	Record Date	Amount
December 19, 2005	January 13, 2006	December 30, 2005	$0.0275/share
September 29, 2005	October 28, 2005	October 14, 2005	$0.0275/share
June 23, 2005	July 17, 2005	July 5, 2005	$0.0275/share
March 10, 2005	April 12, 2005	March 31, 2005	$0.0275/share

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

Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Nara Bancorp. The ability of the Bank to declare a cash dividend to Nara Bancorp is subject to minimum capital requirements and California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the Bank’s net income for its last three fiscal years plus current year income. Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the Bank; (2) the net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. As a result of the MOU, the Bank and Nara Bancorp are required to obtain regulatory approval prior to declaring any dividends.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of Nara Bancorp and prior to the February 2001 reorganization, financial and other data of Nara Bank, as of and for each of the years in the five-year period ended December 31, 2005. The information below should be read in conjunction with, and is qualified in its entirety by; the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$116,511	$77,071	$61,425	$48,571	$47,860
Interest expense	37,651	18,686	15,933	13,464	16,970

Net interest income	78,860	58,385	45,492	35,107	30,890
Provision for loan losses	5,427	3,900	5,250	2,790	1,214

Net interest income after provision for loan losses	73,433	54,485	40,242	32,317	29,676
Noninterest income	20,905	20,733	20,081	17,188	15,280
Noninterest expense	48,670	41,979	38,170	34,310	28,946

Income before income tax provision and cumulative effect of a change in accounting principle	45,668	33,239	22,153	15,195	16,010
Income tax provision	18,811	13,457	8,425	5,536	5,847

Income before cumulative effect of change in accounting principle	26,857	19,782	13,728	9,659	10,163
Cumulative effect of a change in accounting principle	—	—	—	4,192	—

Net income	$26,857	$19,782	$13,728	$13,851	$10,163

Per Share Data:*
Earnings before cumulative effect of a change in accounting principle—basic	$1.11	$0.85	$0.62	$0.44	$0.46
Earnings before cumulative effect of a change in accounting principle—diluted	1.07	0.80	0.59	0.42	0.44
Earnings after cumulative effect of a change in accounting principle—basic	1.11	0.85	0.62	0.63	0.46
Earnings after cumulative effect of a change in accounting principle—diluted	1.07	0.80	0.59	0.60	0.44
Book value (period end)	5.77	4.34	3.57	2.97	2.48
Cash dividend declared per common share	0.11	0.11	0.10	0.10	0.04
Number of common shares outstanding (period end)*	25,444,442	23,333,338	23,120,178	21,381,260	22,291,348
Balance Sheet Data—At Period End:
Assets	$1,775,822	$1,508,311	$1,259,771	$981,407	$679,324
Securities available for sale and held to maturity	175,710	135,387	128,414	104,120	69,456
Gross loans, net of unearned loan fees (excludes loans held for sale)	1,445,740	1,221,734	997,338	723,477	505,193
Deposits	1,526,486	1,255,975	1,061,415	816,918	589,844
Federal Home Loan Bank borrowings	31,000	90,000	60,000	65,000	5,000
Subordinated debentures	39,268	39,268	39,268	18,648	10,400
Stockholders’ equity	146,754	101,254	82,572	63,529	55,232
Average Balance Sheet Data:
Assets	$1,684,577	$1,365,531	$1,086,017	$785,261	$635,268
Securities available for sale and held to maturity	150,332	126,117	136,068	90,460	70,615
Gross loans, including loans held for sale	1,383,758	1,113,750	839,097	605,453	454,591
Deposits	1,436,019	1,177,258	895,943	649,829	550,257
Stockholders’ equity	120,793	92,275	73,126	61,181	50,565
Selected Performance Ratios:
Return on average assets before cumulative effect(1)	1.59%	1.45%	1.26%	1.23%	1.60%
Return on average assets after cumulative effect(1)	1.59%	1.45%	1.26%	1.76%	1.60%
Return on average stockholders’ equity before cumulative effect(2)	22.23%	21.44%	18.77%	15.79%	20.10%
Return on average stockholders’ equity after cumulative effect(2)	22.23%	21.44%	18.77%	22.64%	20.10%
Average stockholders’ equity to average assets	7.17%	6.76%	6.73%	7.79%	7.96%
Dividend payout ratio:
(Dividends per share/earnings per share)	9.91%	12.94%	16.13%	15.87%	8.70%
Net interest spread(3)	4.12%	4.01%	3.85%	3.97%	3.86%
Net interest margin(4)	4.95%	4.58%	4.46%	4.82%	5.33%
Yield on interest-earning assets(5)	7.32%	6.04%	6.02%	6.66%	8.26%
Cost of interest-bearing liabilities(6)	3.20%	2.03%	2.17%	2.69%	4.39%
Efficiency ratio(7)	48.78%	53.06%	58.21%	65.61%	62.69%

*	Number of shares and per share data were retroactively adjusted for the stock splits declared on February 14, 2003 and May 17, 2004.

	For The Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp:
Leverage	10.22%	8.87%	8.25%	8.65%	9.72%
Tier 1 risk-based	11.77%	9.65%	9.28%	9.57%	11.00%
Total risk-based	12.90%	11.26%	11.73%	10.62%	12.45%
Bank:
Leverage	9.80%	9.10%	7.98%	9.04%	8.42%
Tier I risk-based	11.26%	9.90%	8.99%	9.79%	9.42%
Total risk-based	12.40%	11.01%	10.15%	10.84%	10.88%
Asset Quality Data:
Nonaccrual loans	$5,489	$2,679	$4,855	$1,064	$1,720
Loans 90 days or more past due and still accruing	—	—	209	18	36

Total nonperforming loans	5,489	2,679	5,064	1,082	1,756
Other real estate owned	—	—	—	36	—
Restructured loans	834	229	529	1,067	—

Total nonperforming assets	$6,323	$2,908	$5,593	$2,185	$1,756

Asset Quality Ratios:
Nonperforming loans to gross loans	0.38%	0.22%	0.51%	0.15%	0.35%
Nonperforming assets to total assets	0.36%	0.19%	0.44%	0.22%	0.26%
Allowance for loan losses to gross loans	1.22%	1.20%	1.25%	1.17%	1.33%
Allowance for loan losses to nonperforming loans	320.97%	545.99%	246.27%	781.70%	382.12%
Net charge-offs to average gross loans	0.18%	0.16%	0.23%	0.17%	0.33%

(1)	Net income divided by the average assets
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

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report.

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

Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest-earning assets and interest expense paid on interest-bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings and general operating expenses which primarily consist of salaries and employee benefits, occupancy, and provision for loan losses. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, unemployment, consumer spending and political events. We cannot predict the impact that future changes in domestic and foreign economic and political conditions might have on our performance.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board (FRB). The FRB implements national monetary policies (with objectives such as curbing inflation and preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and the Bank of future changes in monetary and fiscal policies cannot be predicted.

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

During 2005, we experienced significant growth as our total assets grew by 18% for 2005 to $1.8 billion at December 31, 2005. The increase in total assets in 2005 was primarily due to growth in our loans funded by comparable increases in deposits and borrowings. The loan growth during 2005 was predominantly in real estate and commercial loans and deposit growth was primarily in time deposits, net of a decrease in money market accounts.

Our net income was $26.9 million for the year ended December 31, 2005 representing a 36% increase from $19.8 million for the year ended December 31, 2004. The major contributor to the increase in net income for the year ended December 31, 2005 was a 35% increase in net interest income for 2005 compared to 2004 as a result of loan growth and an increase in our net interest margin. More detailed discussions are in the various sections below.

Restatement of Financial Statements

On March 30, 2005, the Company announced in a current report on Form 8-K that it was restating its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002. In the course of the re-audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, certain additional errors were also identified (i.e., other than the one relating to the Letter) in the Company’s consolidated financial statements for 2003 and 2002. Specifically, errors were identified in accounting for bank owned life insurance, lease arrangements under which the Company occupies its premises, incentive compensation, profit sharing and bonus payments to certain employees and various other accounting matters. Accordingly, the Company’s 2003 and 2002 consolidated financial statements and previously released information for 2004 are also restated for these accounting errors. For a detailed discussion of the restatement, see Item 1. Business “Restatement of Financial Statements” on Form 10-K for year 2004 and Note 2 “Restatement” of the Notes to Consolidated Financial information included in reports on Form 10-K for year 2004.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in current earnings rather than in other comprehensive income (loss). During 2004, we recognized an impairment charge of $2.6 million on Government sponsored enterprise preferred stocks issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Management determined that the unrealized losses on these securities should be considered other than temporary and therefore recorded the decline in market value as impairment charges as these investments have had significant unrealized loss positions for more than one year and it is difficult to forecast significant market value recovery in a reasonable time frame. Except for unrealized losses on these securities, we believe the other unrealized losses as of December 31, 2005 and 2004 are temporary in nature, and are mainly due to fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuers.

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

As part of our asset and liability management strategy, we have entered into interest rate swaps, which are derivative financial instruments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective of the interest rate swaps is to manage asset and liability positions in connection with our strategy of minimizing the impact of the interest rate fluctuations on our interest rate margin. The interest rate swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our variable rate loans indexed to Prime. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. Currently, the fair value of the interest rate swaps is estimated by discounting the future cash flows using the discount rate that was adjusted by the yield curve.

Results of Operations

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans we extended to our customers and investments and interest expense is generated from interest-bearing deposits our customers have with us and other borrowings that we may have, such as Federal Home Loan Bank borrowings, and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest-bearing liabilities, and the rates received or paid, as well as the ability to maintain sound asset quality and appropriate levels of capital and liquidity. Interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.

We attempt to minimize the effect of interest rate fluctuations on net interest margin by monitoring our interest-sensitive assets and our interest-sensitive liabilities. Net interest income can be affected by a change in the composition of assets and liabilities, for example, if higher yielding loans were to replace a like amount of lower yielding investment securities. Changes in volume and changes in rates can also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

We also have non-interest income, including service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans and investment securities available for sale.

In addition to interest expense, our income is impacted by non-interest expenses, primarily expenses such as salaries and benefits, occupancy and provisions for loan losses.

Net Income

Our income was $26.9 million for 2005, compared to $19.8 million for 2004 and $13.7 million for 2003, representing an increase of 36% for 2005 and 45% for 2004. Our earnings per share based on diluted shares, were $1.07, $0.80 and $0.59, for 2005, 2004 and 2003, respectively. The return on average assets was 1.59% for 2005, compared to 1.45% for 2004 and 1.26% for 2003. The return on average stockholders’ equity was 22.23% for 2005, compared with 21.44% for 2004 and 18.77% for 2003.

During 2005, the increase in net income was primarily attributable to higher net interest income from growth in the loan portfolio and higher net interest margin offset by higher non-interest expense and provision for loan losses. During 2004, the increase in net income was primarily attributable to higher net interest income resulting from growth in the loan portfolio and a lower provision for loan losses.

Operations Summary

	Year Ended 2005	Increase (Decrease)		Year Ended 2004	Increase (Decrease)		Year Ended 2003
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$116,511	$39,440	51%	$77,071	$15,646	25%	$61,425
Interest expense	37,651	18,965	101%	18,686	2,753	17%	15,933

Net interest income	78,860	20,475	35%	58,385	12,893	28%	45,492
Provision for (recapture of) loan losses	5,427	1,527	39%	3,900	(1,350)	(26)%	5,250
Non-interest income	20,905	172	1%	20,733	652	3%	20,081
Non-interest expense	48,670	6,691	16%	41,979	3,809	10%	38,170

Income before income tax provision	45,668	12,429	37%	33,239	11,086	50%	22,153
Income tax provision	18,811	5,354	40%	13,457	5,032	60%	8,425

Net income	$26,857	$7,075	36%	$19,782	$6,054	44%	$13,728

Net Interest Income and Net Interest Margin

Net interest income was $78.9 million for the year ended December 31, 2005 compared to $58.4 million for 2004 and $45.5 million for 2003. The net interest margin was 4.95% for the year ended December 31, 2005 compared to 4.58% for 2004 and 4.46% for 2003

The increase of $20.5 million or 35% in net interest income for 2005 over 2004 was primarily due to an increase of $316.5 million or 25% in average interest-earning assets as well as an increase in the net interest margin. The increase in net interest margin for 2005 over 2004 was primarily due to an increase in the prime rate which positively impacted the yield on our prime-based loan portfolio. During 2005, the prime rate, which 86% of our loans are tied to, increased 200 basis points. The increase of $12.9 million or 28% in net interest income for 2004 over 2003 was primarily due to an increase of $255.6 million or 25% in average interest-earning assets. The increase in net interest margin for 2004 over 2003 was primarily related to a reduction in the average rate paid on interest bearing liabilities that repriced during 2004.

Interest income

Interest income was $116.5 million for the year ended December 31, 2005 compared to $77.1 for 2004 and $61.4 million for 2003. The average yield on average interest-earning assets was 7.32% for the year ended December 31, 2005 compared to 6.04% for 2004 and 6.02% for 2003.

The increase of $39.4 million or 51% in interest income in 2005 compared to 2004 was primarily due to the growth in the loan portfolio as well as the increase in yield on the portfolio caused by increases in the prime rate. Average loans increased $270.0 million or 24% to $1,38 billion for 2005 from $1,11 billion for 2004. During 2005, interest income increased $19.3 million due to the growth in loan volume and $17.6 million attributable to the increase in interest rates. The average yield on loans increased to 7.82% for 2005 from 6.40% for 2004. Interest income on securities also increased $1.2 million or 24% to $6.2 million for 2005 from $5.0 million for 2004, primarily due to the growth in the securities portfolio.

The increase of $15.6 million or 25% in interest income in 2004 compared to 2003 was primarily due to an increase in average interest-earnings assets. Also included in interest income on loans for 2004 was $3.1 million in net interest income settlements received on interest rate swap transactions. During 2004, we had an increase of $17.6 million in loan interest income attributable to growth in loan volume, partially offset by a reduction of $1.1 million attributable to decrease in interest rates. The average yield on loans decreased to 6.40% for 2004 from 6.54% for 2003. Interest income on securities decreased $729 thousand or 13% to $5.0 million for 2004 from $5.8 million for 2003, due to a decline in the securities’ average volume and yields.

Interest Expense

Deposits

Interest expense on our deposits was $32.7 million for the year ended December 31, 2005 compared to $15.5 million for 2004 and $12.8 million for 2003. The average cost of interest-bearing deposits was 3.03% for the year ended December 31, 2005 compared to 1.84% for 2004 and 2.02% for 2003. The average cost of deposits was 2.28% % for 2005 compared to 1.32% for 2004 and 1.43% for 2003.

The increase of $17.2 million, or 111%, in interest expense on deposits for 2005, compared to 2004 was due to an increase in the volume of our average interest-bearing liabilities, particularly time deposits as well as higher costs of those deposits. Average interest-bearing deposits increased $236.9 million or 28% to $1,080.6 million for 2005 from $843.7 million for 2004. Average time deposits increased $273.3 or 61% to $718.1 million for 2005 from $444.8 for 2004.

The Bank faces strong competition for deposit customers from other Korean-American banks. As additional Korean-American banks enter the market place, competition for customers will increase and the rates paid, particularly on time deposits, may increase for the Bank in order to remain competitive. Such increases could adversely impact the Bank’s net interest margin in the future.

The increase of $2.7 million or 21% in interest expense on deposits for 2004, compared to 2003 was due to an increase in the volume of average interest-bearing deposits. Average interest-bearing deposits increased $210.7 million or 33% to $843.7 million for 2004 from $633.0 million for 2003. The decrease in average cost of deposits was primarily due to the repricing of higher cost deposits as a result of lower interest rates during the first half of 2004. However, the cost of interest bearing deposits increased during the second half of 2004 as market rates started to rise and as the competition for deposits increased. Overall, the average cost of interest-bearing deposits was 1.84% during 2004.

Borrowings

Borrowings include the borrowings from the FHLB, federal funds purchased and subordinated debentures. As part of our asset liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity needs of the Bank. Interest expense on FHLB borrowings and others was $2.1 million for the year ended December 31, 2005 compared to $833 thousand for 2004 and $1.6 million for 2003. The average cost of FHLB borrowings was 3.49% for the year ended December 31, 2005 compared to 2.17% for 2004 and 2.03% for 2003. Interest expense on subordinated debentures was $2.9 million for the year ended December 31, 2005 compared to $2.3 million for 2004 and $1.6 million for 2003. The average cost of the subordinated debentures was 7.71% for the year ended December 31, 2005 compared to 6.31% for 2004 and 7.51% for 2003.

The increase of $1.3 million, or 151%, in interest expense on FHLB and other borrowings for 2005 compared to 2004 was due to an increase in the average balance as well as an increase in market interest rate. Average FHLB and other borrowings increased $21.5 million or 56% to $59.9 million for 2005 from $38.4 million for 2004. The increase of $521 thousand or 22% in interest expense on subordinated debentures was primarily due to an increase in the market interest rate to which the instruments are tied. With the exception of one subordinated debenture, which has a fixed interest rate, all other subordinated debentures have variable interest rates that are tied to LIBOR with quarterly adjustments. We expect our interest rate payments on these subordinated debentures to continue to rise as market interest rates continue to rise.

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

Net Interest Margin and Net Interest Rate Spread

We analyze our earnings performance using, among other measures, the net interest spread and net interest margin. The net interest spread represents the difference between the average yield on interest-earning assets and average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of interest-earning assets to interest-bearing liabilities.

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, average rate paid on each category of interest-bearing liability, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2005.

Average Balance Sheet and Analysis of Net Interest Income

	December 31, 2005			December 31, 2004			December 31, 2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$1,383,758	$108,202	7.82%	$1,113,750	$71,323	6.40%	$839,097	$54,861	6.54%
Other investments	7,822	373	4.77%	6,020	274	4.55%	6,030	279	4.63%
Securities(3)	150,332	6,217	4.14%	126,117	5,038	3.99%	136,068	5,767	4.24%
Federal funds sold	49,832	1,719	3.45%	29,323	436	1.49%	38,382	518	1.35%

Total interest-earning assets	1,591,744	116,511	7.32%	1,275,210	77,071	6.04%	1,019,577	61,425	6.02%
Non-interest earning assets:
Cash and due from bank	35,577			39,993			31,106
Premises and equipment, net	7,551			7,191			5,300
Accrued interest receivable	6,399			4,341			4,174
Intangible assets	5,933			6,366			3,077
Other assets	37,373			32,430			22,783

Total non-interest earning assets	92,833			90,321			66,440

Total assets	$1,684,577			$1,365,531			$1,086,017

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$254,752	6,260	2.46%	$265,591	$4,989	1.88%	$94,268	$1,298	1.38%
Savings	107,695	2,214	2.06%	133,288	2,366	1.78%	151,378	3,199	2.11%
Time certificates	718,141	24,224	3.37%	444,842	8,156	1.83%	387,304	8,276	2.14%
FHLB and other borrowings	59,856	2,090	3.49%	38,400	833	2.17%	79,126	1,609	2.03%
Subordinated debentures	37,156	2,863	7.71%	37,126	2,342	6.31%	20,663	1,551	7.51%

Total interest-bearing liabilities	1,177,600	37,651	3.20%	919,247	18,686	2.03%	732,739	15,933	2.17%

Non-interest bearing liabilities
Demand deposits	355,431			333,537			262,993
Other liabilities	30,753			20,472			17,159
Stockholders’ equity	120,793			92,275			73,126

Total liabilities and stockholders’ equity	$1,684,577			$1,365,531			$1,086,017

NET INTEREST INCOME AND YIELD:
Net interest income		$78,860			$58,385			$45,492

Net interest margin			4.95%			4.58%			4.46%
Net interest spread(4)			4.12%			4.01%			3.85%
Net interest spread(5)			4.86%			4.55%			4.42%
Cost of funds(6)			2.46%			1.49%			1.60%

(1)	Interest income on loans includes amortization of loan fees and net interest settlements from interest rate swaps and excludes prepayment penalties received on loan pay-offs. The average balance of loans is net of deferred loan fees.

	Loan Fees	Deferred (Fees) cost
	(Dollars in thousands)
Year ended December 31,
2005	$2,167	$(2,823)
2004	$2,157	$(2,798)
2003	$1,856	$(2,164)

(2)	Average loans outstanding include non-accrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Interest on earning assets minus interest on interest-bearing liabilities.
(5)	Interest on earning assets minus interest on interest-bearing liabilities and non-interest bearing deposits.
(6)	Interest on interest bearing liabilities and non-interest bearing deposits.

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

	December 31, 2005 compared to December 31, 2004			December 31, 2004 compared to December 31, 2003
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$36,879	$17,589	$19,290	$16,462	$(1,148)	$17,610
Interest on other investments	99	14	85	(5)	(5)	—
Interest on securities	1,179	183	996	(729)	(321)	(408)
Interest on federal funds sold	1,283	839	444	(82)	49	(131)

TOTAL INTEREST INCOME	$39,440	18,625	20,815	$15,646	$(1,425)	$17,071

INTEREST EXPENSE:
Interest on demand deposits	$1,271	$1,482	$(211)	$3,691	$615	$3,076
Interest on savings	(152)	342	(494)	(833)	(477)	(356)
Interest on time certificates of deposit	16,068	9,279	6,789	(120)	(1,260)	1,140
Interest on FHLB and other borrowings.	1,257	656	601	(776)	101	(877)
Interest on subordinated debentures	521	519	2	791	(280)	1,071

TOTAL INTEREST EXPENSE	$18,965	$12,278	$6,687	$2,753	$(1,301)	$4,054

NET INTEREST INCOME	$20,475	$6,347	$14,128	$12,893	$(124)	$13,017

Provision for loan losses

The provision for loan losses was $5.4 million for the year ended December 31, 2005 compared to $3.9 million for 2004 and $5.3 million for 2003. The increase of $1.5 million or 39% in the provision for loan losses for 2005 over 2004 was primarily due to the growth in our loan portfolio as well as an increase in non-accrual loans and classified loans. Average gross loans increased $270.0 million or 24% during 2005. The decrease of $1.4 million or 26% in the provision for loan losses for 2004 compared to 2003 was primarily due to decreases in non-accrual and classified loans despite the continuing growth of our loan portfolio. We use a systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses, which is further adjusted by quarterly provisions charged against earnings.

See section “Financial Condition- Allowance for Loan Losses” for a description of our systematic methodology employed in determining an adequate balance of allowance for loan losses.

Non-interest Income

Non-interest income was $20.9 million for the year ended December 31, 2005 compared to $20.7 million for 2004 and $20.1 million for 2003. Included in our non-interest income for 2004 were impairment charges due to other than temporary declines in market values of securities totaling $2.6 million related to government sponsored enterprise preferred stocks, which negatively impacted non-interest income. Excluding such impairment charges, the decrease would have been $2.4 million or 10% for 2005 and the increase would have been $3.2 million or 16% for 2004.

Service charges on deposits decreased $1.4 million or 18% to $6.3 million for 2005 from $7.6 million for 2004. The decrease was primarily due to the closing of accounts for check cashing businesses, which had generated significant fee income. Net gain on sales of SBA loans increased $449 thousand or 8% to $6.0 million for 2005 from $5.5 million for 2004. Net gain on sales of SBA loans increased in the second half of 2005, after a change in SBA department management. Net loan servicing fees on SBA loans also increased $409 thousand or 34% to $1.6 million for 2005 from $1.2 million for 2004. These increases were primarily due to increase in sales volume of SBA loans. During 2005, we sold $101.0 million in SBA loans compared to $81.8 million in 2004. During 2004, we entered into a loan referral program with GE Capital and Zion Bancorp and recognized $1.0 million in loan referral income. There was no such loan referral fee income recognized in 2005. Also in 2004, we recorded an impairment charge of $2.6 million on government sponsored enterprise preferred stocks as a result of other than temporary declines in their market values. All such securities were sold during the first quarter of 2005. During 2005, we recognized a net loss of $140 thousand from our interest rate swaps compared to a net loss of $382 thousand in 2004. The net loss or gain from the interest rate swaps is dependent upon the increase or decrease in interest rates. We receive fixed and pay variable rates of interest on our interest rate swaps.

The increase in non-interest income in 2004 compared to 2003 was primarily due to increases in net gains on sales of SBA loans, SBA loan servicing fees, and loan referral income offset by the recognition of $2.6 million of impairment charge on government sponsored enterprise preferred stocks. Net gains on sales of SBA loans increased $1.8 million or 48% to $5.5 million for 2004 from $3.7 million for 2003. During 2004 we sold a total of $81.8 million in SBA loans, which represents an increase of $25.6 million or 46% from $56.2 million in 2003. Net service fee income on SBA loans also increased $349 thousand or 41% to $1.2 million for 2004 from $854 thousand for 2003 due to the ongoing increases in the balance of SBA loans that we service. As mentioned above, we recognized $1.0 million in loan referral income from the loan referral program established in 2004.

The breakdown of non-interest income by category is shown below:

	Year Ended 2005	Increase (Decrease)		Year Ended 2004	Increase (Decrease)		Year Ended 2003
		Amount	%		Amount	%
	(Dollars in thousands)
Non-interest Income:
Service charges on deposits	$6,281	$(1,359)	(18)%	$7,640	(38)	0%	$7,678
International service fees	2,854	(40)	(1)%	2,894	167	6%	2,727
Loan servicing fees, net	1,612	409	34%	1,203	349	41%	854
Wire transfer fees	1,429	49	4%	1,380	291	27%	1,089
Net gains on sales of SBA loans	5,987	449	8%	5,538	1,803	48%	3,735
Net gains on sales of other loans	—	(196)	(100)%	196	64	48%	132
Net gains on sales of securities available for sale	143	(600)	(81)%	743	(344)	(32)%	1,087
Loan referral income	—	(1,013)	(100)%	1,013	1,013	100%	—
Other than temporary impairment on securities	—	2,593	(100)%	(2,593)	(2,593)	(100)%	—
Others income and fees	2,599	(120)	(4)	2,719	(60)	(2)%	2,779

Total non-interest income	$20,905	$172	1%	$20,733	$652	3%	$20,081

Non-interest Expense

Non-interest expense was $48.7 million for the year ended December 31, 2005 compared to $42.0 million for 2004 and $38.2 million for 2003. The increase was $6.7 million, or 16%, in 2005 and $3.8 million, or 10%, in 2004.

Salaries and employee benefits increased $1.7 million or 8%, to $23.9 million in 2005 from $22.2 million in 2004. This increase was primarily due to 1) additional management; 2) additional staff to support organic growth and new branches, and 3) an increase in profit sharing bonuses. Occupancy expense also increased $750 thousand or 12% to $7.0 million in 2005 from $6.2 million in 2004, primarily due to opening of new branches and an increase in existing rents. Advertising and marketing expense increased $294 thousand or 16% to $2.1 million in 2005 from $1.9 million in 2004, primarily related to deposit promotions and new branch promotions during the year. Professional fees increased $1.2 million or 50% to $3.7 million in 2005 from $2.5 million in 2004. Included in professional fees was $1.8 million related to the Restatement and the Memorandum of Understanding compliance. As a result of being designated a “troubled institution”, the FDIC insurance assessment rate was increased from zero to three cents, effective for the semi-annual period ending June 31, 2006. The effect will be an increase of approximately $144,000 per quarter in year 2006.

The increase in non-interest expense in 2004 compared to 2003 was primarily due to increases in salaries and employee benefits, occupancy, professional fees, and amortization of intangible assets. Salaries and employee benefits increased $1.6 million or 8% to $22.2 million in 2004 from $20.5 million in 2003. This was primarily due to additional employees hired for our California Rowland Heights branch, established in 2004 and annual salary adjustments to reflect increases in inflation. Occupancy expenses increased $826 thousand or 15% to $6.2 million in 2004 from $5.4 million in 2003, primarily due to the opening of the new branches Professional fees increased $1.1 million or 74% to $2.5 million in 2004 from $1.4 million in 2003. This increase was primarily due to expenses related to compliance with the Sarbanes-Oxley Act (“SOX”) and the Bank Secrecy Act (“BSA”). We incurred approximately $700 thousand in expenses in 2004 to comply with SOX. Amortization of core deposit intangible assets increased $369 thousand or 111% to $701 thousand in 2004 from $332 thousand in 2003. This increase was due to higher levels of core deposit intangibles resulting from acquisitions in 2003 and 2002.

During the years ending December 31, 2003 and 2002, several of the split dollar life insurance agreements we had entered into precluded us from being able to fully realize the cash surrender value of the life insurance policies as of the balance sheet date, as the agreements required us to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, we recorded discounts of $345 thousand and $1.4 million for 2003 and 2002 on the cash surrender value of the split dollar life insurance policies to record the cash surrender value at the amount that can be effectively realized at the balance sheet date for the estimated present value of the cash surrender value based upon the estimated mortality dates of the split dollar participants. During the fourth quarter of 2004, we amended certain of the split dollar life insurance agreements in order to eliminate the requirement for us to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, in the fourth quarter of 2004, we reversed $1.4 million of the discounts on the cash surrender value of the split dollar life insurance policies established in 2003 and 2002.

A breakdown of non-interest expense by category is illustrated below:

	Year Ended 2005	Increase (Decrease)		Year Ended 2004	Increase (Decrease)		Year Ended 2003
		Amount	%		Amount	%
	(Dollars in thousands)
Non-interest Expense:
Salaries and employee benefits	$23,925	$1,741	8%	$22,184	$1,638	8%	$20,546
Occupancy	6,963	750	12%	6,213	826	15%	5,387
Furniture and equipment	2,100	187	10%	1,913	331	21%	1,582
Advertising and marketing	2,149	294	16%	1,855	463	33%	1,392
Change in discount on cash surrender value of life insurance	22	1,448	102%	(1,426)	(1,771)	(513)%	345
Data processing and communications	3,416	336	11%	3,080	360	13%	2,720
Professional fees	3,714	1,231	50%	2,483	1,057	74%	1,426
Other	6,381	704	12%	5,677	905	19%	4,772

Total non-interest expense	$48,670	$6,691	16%	$41,979	$3,809	10%	$38,170

Income Tax provision

The income tax provision for the year ended December 31, 2005 was $18.8 million compared to $13.5 million in 2004 and $8.4 million in 2003. The effective tax rate was 41% for 2005 compared to 40% for 2004 and 38% for 2003. The increase in the effective tax rate in 2005 and 2004 was primarily due to less nontaxable income than the prior year.

Financial Condition

Our total assets were $1.78 billion at December 31, 2005 compared to $1.51 billion at December 31, 2004 and $1.26 billion at December 31, 2003. The increase was $268.3 million or 18% for 2005 and $247.9 million or 20% for 2004. We have experienced significant growth (on a percentage basis) of our assets in the last two fiscal years; however at a slightly decreasing rate. We anticipate that our future growth in assets will not increase at the same rate experienced in prior years. The growth in assets we experienced in 2005 was attributable to the loan growth. Gross loans increased $224.0 million or 18% during 2005. The increase in total assets in 2004 from 2003 was also due to growth in our loan portfolio. Gross loans increased $224.4 million or 22% during 2004. These increases were funded by growth in deposits and increases in FHLB borrowings.

Loan Portfolio

Our loans receivable, net of allowance for loan losses, were $1.43 billion at December 31, 2005 compared to $1.21 billion at December 31, 2004 and $984.9 million at December 31, 2003. The increase in net loans was $221.0 million or 18% for 2005 and $222.2 million or 23% for 2004. Average loans, as a percentage of our average total interest-earning assets, were 87%, 87% and 82% for 2005, 2004 and 2003, respectively. Average loans were $1.38 billion, $1.11 billion and $839.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increases were $270.0 million or 24% for 2005 and $274.7 million or 33% for 2004. Loan growth remained concentrated in commercial loans and commercial real estate loans. However, we anticipate the future demand for commercial real estate loans may not be as strong as in the past several years due to rising real estate prices and rising interest rates.

The rates of interest charged on variable rate loans are set at specified increments in relation to the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 86% of our total loans were variable-rate loans at December 31, 2005 compared to 91% at December 31, 2004.

With certain exceptions, we are permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2005, our lending limit was approximately $28.8 million for unsecured loans per borrower. For the purpose of lending limits, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses, or $48.0 million per borrower.

Commercial Loans

Commercial loans are extended for the purposes of providing working capital, financing the purchase of inventory, especially for importers and exporters, or equipment and for other business purposes. Short-term business loans (payable within one year) are generally used to finance current transactions and typically provide for periodic interest payments, with principal being payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA guaranteed loans usually have a longer maturity (7 to 25 years). The credit-worthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. During 2005, commercial loans increased

$41.3 million or 9% to $483.2 million at year-end 2005 from $441.9 million at year-end 2004. Commercial loans increased $81.7 million or 23% during 2004 from $360.2 million at year-end 2003.

Commercial Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial property. It is our policy to restrict real estate loan amounts to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally restricted to seven years (with payment amortization up to 25 years and a balloon payment due at maturity). Our real estate loans, mostly consisting of commercial real estate loans, increased $183.0 million or 25% to $900.7 million at year-end 2005 from $717.7 million at year-end 2004. Real estate loans increased $141.8 million or 25% during 2004 from $575.9 million at year-end 2003.

Consumer Loans

Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature lines and loans. Referrals from automobile dealers comprise the majority of our automobile loans. We also offer fixed-rate loans to buyers of new and previously owned automobiles who do not qualify for the automobile dealers’ most preferential loan rates.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans, including lease financing	$483,231	33%	$441,940	36%	$360,250	36%	$312,567	43%	$207,556	41%
Real estate and construction loans.	900,699	62%	717,747	59%	575,930	58%	355,787	49%	251,691	50%
Consumer and other loans	64,633	5%	64,845	5%	63,322	6%	56,449	8%	46,596	9%

Total loans outstanding	1,448,563	100%	1,224,532	100%	999,502	100%	724,803	100%	505,843	100%

Less: Deferred loan fees	(2,823)		(2,798)		(2,164)		(1,326)		(650)

Gross Loans Receivable	1,445,740		1,221,734		997,338		723,477		505,193
Less: Allowance for loan losses	(17,618)		(14,627)		(12,471)		(8,458)		(6,710)

Net Loans Receivable.	$1,428,122		$1,207,107		$984,867		$715,019		$498,483

We extend lines of credit to business customers usually on an annual review basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The level of consumer and other loans has increased steadily over the past few years; however, the percentage of those loans to total loans has decreased due to higher demand for commercial and real estate loans.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commitments to extend credit	$199,968	$151,726	$150,736	$114,734	$146,201
Standby letters of credit	14,077	22,108	14,491	4,830	4,785
Other commercial letters of credit.	25,858	29,035	31,314	26,952	21,634

	$239,903	$202,869	$196,541	$146,516	$172,620

Non-performing Assets

Non-performing assets consisted of non-accrual loans, accruing loans 90 days or more past due, restructured loans where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal and other real estate owned (“OREO”).

Loans are placed on non-accrual status when they become 90 days or more past due, unless the loan is both well secured and in the process of collection. Loans may be placed on non-accrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on non-accrual status, unpaid accrued interest is charged against interest income. Loans are charged off when our management determines that collection has become unlikely. OREO consists of real estate acquired by us through foreclosure or similar means that we intend to offer for sale.

Non-performing assets were $6.3 million at December 31, 2005 compared to $2.9 million at December 31, 2004 and $5.6 million at December 31, 2003. The changes in non-performing assets in 2005 and 2004 were primarily due to changes in non-accrual loans, which are discussed in the paragraph below.

Non-performing loans were $5.5 million at December 31, 2005 compared to $2.7 million at December 31, 2004 and $5.1 million at December 31, 2003. The increase of $2.8 million or 103% was primarily due to 4 accounts, one of which was brought current in January of 2006. Out of $5.5 million non-performing loans, $3.3 million is secured by real estate collateral. The decrease of $2.4 million or 47% in 2004 was primarily due to loans that were paid off in part or in full and non-performing loans that were charged off. The gross interest income that we would have recorded in 2005, 2004 and 2003 if non-accrual loans had been current in accordance with their original terms was $163 thousand, $449 thousand and $315 thousand, respectively. The following table illustrates the composition of our nonperforming assets as of the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans .	$5,489	$2,679	$4,855	$1,064	$1,720
Loans past due 90 days or more, still accruing	—	—	209	18	36

Total nonperforming loans	5,489	2,679	5,064	1,082	1,756
Other real estate owned	—	—	—	36	—
Restructured loans	834	229	529	1,067	—

Total non-performing assets	$6,323	$2,908	$5,593	$2,185	$1,756

Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates

The following table illustrates the maturity distribution and repricing intervals of the loans outstanding as of December 31, 2005. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2005
	Loans maturing and repricing
	Within One Year	Between One and Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$470,077	$5,064	$8,090	$483,231
Real estate and construction loans	789,610	71,803	39,286	900,699
Consumer and other loans	24,582	37,576	2,475	64,633

Total	$1,284,269	$114,443	$49,851	$1,448,563

Loans with fixed interest rates	$25,410	$114,443	$49,851	$189,704
Loans with variable interest rate	1,258,859	—	—	1,258,859

Total	$1,284,269	$114,443	$49,851	$1,448,563

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio as of the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent
	(Dollars in thousands)
Wholesale Trade	191,360	13%	210,912	17%	174,195	17%	127,659	18%	109,112	21%
Retail Trade	322,690	22%	219,106	18%	158,821	16%	126,988	17%	85,515	17%
Services	382,308	27%	279,613	23%	198,940	20%	138,203	19%	104,669	21%
Finance, Insurance, Property Management	481,564	33%	433,887	35%	355,557	36%	248,417	34%	129,495	26%

Total	$1,377,922	95%	$1,143,518	93%	$887,513	89%	$641,267	88%	$428,791	85%

Gross Loans	$1,448,563		$1,224,532		$999,502		$724,803		$505,843

Allowance for Loan Losses

The risk of nonpayment on loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we thoroughly analyze each loan application and a majority of those loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Senior Loan Administrator and International Banking Department manager. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures and laws and regulations; sources of repayment; and liquidation value of the collateral and other sources of repayment. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower. These loans are periodically reviewed by the MLC.

When principal or interest on a loan is 90 days or more past due, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) its loss exposure beyond any collateral value is apparent, (2) servicing of the unsecured portion has been discontinued or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan, judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.

Our allowance for loan losses is based on management’s estimates of probable incurred losses that are inherent in the loan portfolio. The allowance for loan losses is established through charges to operating expenses in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses. The amount of the allowance is determined by management and reported to the Board of Directors of the Bank at least quarterly. The results of both internal and external loan reviews are used to help determine the allowance for loan losses. Our current loan review system takes into consideration such factors as the current financial condition of the borrower, the value of collateral, economic conditions and their impact on various industries. Our own historical loan loss experience is factored into a detailed loss migration analysis method, which determines loss factors to be used in calculating the allowance for loan losses.

The allowance for loan losses was $17.6 million at December 31, 2005 compared to $14.6 million at December 31, 2004 and $12.5 million at December 31, 2003. The allowance for loan losses increased $3.0 million or 20% at December 31, 2005 compared to December 31, 2004, primarily due to the growth of our loan portfolio as well as an increase in non-accrual loans and classified loans. We recorded a provision for loan losses of $5.4 million in 2005, compared to $3.9 million in 2004 and $5.3 million in 2003. During 2005, we charged off $3.1 million and recovered $630 thousand. The allowance for loan losses was 1.22% of gross loans at December 31, 2005, as compared to 1.20% of gross loans at December 31, 2004 and 1.25% at December 31, 2003. Total classified loans at December 31, 2005 were $10.5 million compared to $6.5 million at December 31, 2004.

Specific loss allocations for impaired loans in accordance with SFAS No. 114 were $1.4 million at December 31, 2005, compared to $797 thousand at December 31, 2004 and $1.6 million at December 31, 2003. Our management and Board of Directors of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the Board of Directors believe that the allowance for loan losses was adequate as of December 31, 2005, to absorb estimated probable incurred losses inherent in the loan portfolio. However, no assurances can be given as to whether we will experience further losses in excess of the allowance, which may require additional provisions for loan losses. If there are further losses, they may have a negative impact on our earnings.

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,383,758	$1,113,750	$839,097	$605,453	$454,591
Total gross loans, excluding loans held for sale at end of year (net of deferred fees)	1,445,740	1,221,734	997,338	723,477	505,193
ALLOWANCE:
Balance—beginning of year	$14,627	$12,471	$8,458	$6,710	$6,980
Loans charged off:
Commercial	1,980	1,465	1,756	2,118	3,463
Consumer	1,086	1,080	630	296	233
Real Estate and Construction	—	—	30	—	83

Total loans charged off	3,066	2,545	2,416	2,414	3,779
Less: recoveries:
Commercial	403	542	386	1,278	1,737
Consumer	227	256	52	79	182
Real Estate and Construction	—	3	72	15	376

Total loan recoveries	630	801	510	1,372	2,295
Net loans charged off	2,436	1,744	1,906	1,042	1,484
Provision for loan losses	5,427	3,900	5,250	2,790	1,214
Allowance acquired in business acquisition	—	—	669	—	—

Balance—end of period	$17,618	$14,627	$12,471	$8,458	$6,710

RATIOS:
Net loan charge-offs to average total loans	0.18%	0.16%	0.23%	0.17%	0.33%
Allowance for loan losses to total loans at end of year	1.22%	1.20%	1.25%	1.17%	1.33%
Net loan charge-offs to beginning allowance	16.65%	13.98%	22.53%	15.53%	21.26%
Net loan charge-offs to provision for loan losses	44.89%	44.72%	36.30%	37.35%	122.24%

Allowance for Loan Losses Methodology

We maintain an allowance for loan losses for estimated probable incurred losses that are inherent in our loan portfolio. The allowance is based on our regular quarterly assessments. Our methodologies for measuring the appropriate level of the allowance include the combination of: (1) Historical Loss Migration Analysis for pools of homogenous loans and (2) a Specific Allocation Method for individual loans.

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

Allocation of Allowance for Loan Losses

	12/31/2005		12/31/2004		12/31/2003		12/31/2002		12/31/2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan Type
Real Estate	$11,469	62%	$7,961	59%	$5,023	58%	$2,626	49%	$1,862	50%
Commercial	5,061	33%	5,871	36%	6,256	36%	4,860	43%	3,912	41%
Consumer	1,057	5%	786	5%	1,232	6%	884	8%	843	9%
Unallocated	31	N/A	9	N/A	(40)	N/A	88	N/A	93	N/A

Total allowance	$17,618	100%	$14,627	100%	$12,471	100%	$8,458	100%	$6,710	100%

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

To calculate our various loss allocation factors, we use a twelve-quarter rolling average of historical losses detailing charge-offs and recoveries, by loan type pool balances to determine the estimated credit losses for each type of non-classified and classified loans. Also, in order to reflect the impact of recent events more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 40% weighted average while the prior four quarters have been assigned a 33% weighted average and the oldest four quarters have been assigned a 27% weighted average. We began a twelve-quarter rolling average of historical losses as of the quarter ended March 31, 2004. Prior to March 31, 2004, an eight-quarter rolling average of historical losses was used to calculate our various loss allocation factors. Beginning March 31, 2004, management determined that a twelve-quarter rolling average provided a better analysis. The changes in the time period did not have a material impact on the migration analysis calculation.

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

Our held-to-maturity securities totaled $1.0 million and $2.0 million at December 31, 2005 and 2004. Our available-for-sale securities totaled $174.7 million at December 31, 2005 compared to $133.4 million at December 31, 2004. During 2005, $7.0 million in securities were called before their maturity, $3.0 matured, $15.0 million in mortgage related securities were paid down, $13.9 million in securities were sold and $81.9 million in securities were purchased. All of the securities involved in the transactions were classified as available-for-sale. Securities with amortized cost of $3.4 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2005. We also pledged $12.6 million in securities with Federal Home Loan Bank of San Francisco as borrowing collateral, $83.6 million in securities with California State Treasurer’s Office as deposit (CDs) collateral and $1.0 million with Merrill Lynch for the interest rate swap transactions. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, bank qualified California municipal bonds, CMOs, corporate debt securities and government sponsored enterprise preferred stocks.

The following table summarizes the amortized cost, estimated market value and maturity distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio

	At December 31, 2005			At December 31, 2004
	Amortized cost	Estimated Market Value	Unrealized/ unrecognized Gain (Loss)	Amortized cost	Estimated Market Value	Unrealized/ unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$92,500	$90,797	$(1,703)	$62,657	$62,512	$(145)
CMOs	26,820	25,935	(885)	23,735	23,129	(606)
MBS	45,615	44,732	(883)	26,751	26,575	(176)
Asset backed	1,991	1,989	(2)	—	—	—
Municipal bonds	7,173	7,331	158	9,578	9,784	206
Corporate debt securities	—	—	—	3,980	3,983	3
Mutual funds	4,000	3,925	(75)	—	—	—
Government sponsored enterprise preferred stocks	—	—	—	7,403	7,403	—

Total available-for-sale	$178,099	$174,709	$(3,390)	$134,104	$133,386	$(718)

Held to Maturity:
Corporate debt securities	$1,001	$1,023	$22	$2,001	$2,088	$87

Total held-to-maturity	$1,001	$1,023	$22	$2,001	$2,088	$87

Total Investment Securities	$179,100	$175,732	$(3,368)	$136,105	$135,474	$(631)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2005:

Investment Maturities and Weighted Average Yields

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government agency	$92,500	4.17%	$—	—%	$—	—%	$92,500	4.17%
CMOs	—	—	1,533	3.98%	25,287	4.29%	26,820	4.27%
MBS	4,140	4.03%	975	4.07%	40,500	4.30%	45,615	4.27%
Asset backed securities					1,991	5.06%	1,991	5.06%
Municipal bonds	—	—	825	3.78%	6,348	4.51%	7,173	4.43%
Mutual fund	—	—	—	—	4,000	3.83%	4,000	3.83%
Total available-for-sale	96,640	4.16%	3,333	3.96%	78,126	4.31%	178,099	4.22%
Held-to-maturity
Corporate debt securities	$1,001	7.13%	$—	—%	$—%		$1,001	7.13%

Total held-to-maturity	1,001	7.13%	—	—	—	—	1,001	7.13%

Total Investment Securities	$97,640	4.19%	$3,333	3.96%	78,126	4.31%	$179,100	4.24%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Unrealized loss for Less than 12 months		Unrealized loss for 12 months or longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Description of Securities
US Government agency	$52,453	$(804)	$38,344	$(899)	$90,797	$(1,703)
CMO	10,958	(59)	14,977	(826)	25,935	(885)
MBS	35,283	(515)	8,604	(386)	43,887	(901)
Asset-backed	1,989	(2)			1,989	(2)
Corporate debt securities	3,925	(75)	—	—	3,925	(75)

	$104,608	$(1,455)	$61,925	$(2,111)	$166,533	$(3,566)

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

During the year ended December 31, 2005, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at December 31, 2005, we have the intent and ability to hold them until maturity or full recovery of their market values.

Deposits

Deposits are our primary source to fund lending and investment activities. Our deposits consist of demand deposits, savings, money market, Super-Now and time deposits with various maturities. Total deposits were $1.53 billion at December 31, 2005 compared to $1.26 billion at December 31, 2004 and $1.06 billion at December 31, 2003. Deposit increased $270.5 million or 22% during 2005 and $194.6 million or 18% during 2004.

The increase in deposits during 2005 was attributable to an increase in time deposits, particularly in time deposits of $100 thousand or more (“Jumbo CDs”). Jumbo CDs increased $307.5 million or 76% to $714.6 million during 2005 from $407.1 million during 2004. We experienced a significant deposit outflow from money market accounts after the announcement of the delinquent filing of our 2005 first quarter Form 10-Q and the Restatement. Throughout the year 2005, we experienced continued outflow from money market accounts due to our customers’ desire for higher yielding time deposits. During 2005, we launched several deposit promotions by introducing new products such as the “Prime CD” which had a variable rate tied to the prime rate minus a spread ranging from 1.90% to 2.25%, adjusting quarterly and the “Promo CD”, which includes withdrawal and deposit features during the term of the deposit. As of December 31, 2005 we had approximately $148.3 million in Prime CDs and $298.0 million in Promo CDs at a weighted average cost of approximately 4.74% and 4.12%, respectively. At December 31, 2005, the weighted average cost of total time deposits was 4.09% and the weighted average cost of Jumbo CDs and non-jumbo CDs was 4.14% and 3.82%, respectively.

The increase in deposits during 2004 was mostly attributable to an increase in money market deposits and Jumbo CDs. Money market deposits increased $188.6 million or 155% to $310.2 million as of December 31, 2004 compared with $121.6 million at December 31, 2003. Jumbo CDs increased $58.5 million or 17% to $407.1 million at December 31, 2004 compared with $348.6 million at December 31, 2003. The increase in money market deposits was directly related to a limited bank-wide promotion of a new money market product, which was offered during the second quarter of 2004 to fund loan growth. This particular product featured a higher interest rate, similar to some time deposits, with some of the same features as other money market deposit products. This promotion was very successful throughout all our branches and especially in our new Rowland Heights branch, which opened in March of 2004.

Included in time deposits of $848.0 million at December 31, 2005 were $118.3 million in brokered deposits at December 31, 2005 compared with $45.1 million at December 31, 2004 and $60.0 million in California State Treasurer’s deposits at December 31, 2005 compared with $65.0 million at December 31, 2004. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations.

Details of brokered and California State Treasurer’s deposits as of December 31, 2005 are shown in the tables below (Dollars in thousands).

Brokered Deposits	Issue Date	Maturity Date	Rate
$2,090	02/16/2001	02/16/06	5.90%
39,860	03/30/2005	03/30/06	3.73%
25,440	05/31/2005	05/31/06	3.93%
9,973	05/27/2005	11/27/06	4.13%
7,350	12/29/2004	12/29/06	3.50%
24,995	05/27/2005	05/29/07	4.23%
8,572	12/22/2004	12/21/2007	3.80%

$118,280			3.94%

State Deposits	Issue Date	Maturity Date	Rate
$25,000	10/20/2005	01/19/2006	3.90%
20,000	08/03/2005	02/01/2006	3.78%
5,000	11/10/2005	02/09/2006	4.01%
10,000	11/17/2005	02/16/2006	4.04%

$60,000			3.89%

Although our deposits vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated the balances of our deposits by category.

	December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$371,943	24%	$328,326	26%	$325,647	31%
Demand, interest bearing	185,550	12%	323,477	26%	134,125	13%
Savings	120,948	8%	118,857	9%	157,503	14%
Time deposit of $100,000 or more	714,636	47%	407,100	32%	348,647	33%
Other time deposits	133,409	9%	78,215	7%	95,493	9%

Total Deposits	$1,526,486	100%	$1,255,975	100%	$1,061,415	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$295,048	35%	$211,000	43%	$195,444	44.0%
Over three months through six months	265,629	31%	135,623	28%	144,635	33%
Over six months through twelve months	251,972	30%	115,199	24%	99,031	22%
Over twelve months	35,396	4%	23,493	5%	5,030	1%

Total time deposits	$848,045	100%	$485,315	100%	$444,140	100%

Other Borrowings

FHLB Advances

From time to time we borrow from the FHLB of San Francisco as a supplemental source of funds. Borrowings must be secured by either mortgage loans or securities with a market value greater than the outstanding advances.

The following table indicates our outstanding borrowings from FHLB at December 31, 2005 (Dollars in thousands).

FHLB Advances	Issue Date	Maturity Date	Rate
$5,000	10/19/2000	10/19/2007	6.70%
8,000	12/30/2004	12/31/2007	3.65%
9,000	02/28/2005	02/28/2008	4.10%
4,000	04/29/2005	04/30/2008	4.10%
5,000	05/31/2005	06/02/2008	3.97%

$31,000			4.38%

Subordinated Debentures

At December 31, 2005, five wholly owned subsidiary grantor trusts established by Nara Bancorp, Inc had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Subordinated Debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts. As a result, the subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2005 and 2004, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. The Bancorp also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2005 and 2004 for the common capital securities issued by the issuer trusts held by Nara Bancorp.

The following table summarizes our outstanding Subordinated Debentures related to the Trust Preferred Securities at December 31, 2005.

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

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. Our management is committed to maintaining capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. In order to ensure such commitment, our management performs ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as the needs arise, whether through the issuance of additional stock, debt or otherwise. However, we may not, without prior consent of the Reserve Bank, declare any dividends or issue any trust preferred securities. See Part I, “Memorandum of Understanding” for detail information.

Our total stockholders’ equity was $146.8 million at December 31, 2005 compared to $101.3 million at December 31, 2004 and $82.6 million at December 31, 2003. This was an increase of $45.5 million or 45% for 2005 and $18.7 million or 23% for 2004. At December 31, 2005, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities, was $183.8 million compared to $127.0 million at December 31, 2004. This increase was due to the net income of $26.9 million, sale of $20.0 million common stock to our Chairman of the Board of Directors, proceeds of $2.5 million from stock options exercised and inclusion of remaining $6.4 million of Trust Preferred securities as Tier I Capital offset by cash dividends of $2.7 million. At December 31, 2005 Nara Bancorp’s total capital to total risk-weighted assets ratio was 12.9% and Tier I Capital to total risk weighted assets ratio was 11.8%. Nara Bancorp’s Tier I leverage ratio was 10.2% at December 31, 2005. The Bank’s total capital to total risk-weighted assets ratio was 12.4%, the Tier I leverage ratio was 9.8% at December 31, 2005.

At December 31, 2004, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $127.0 million compared to $101.0 million at December 31, 2003. This increase was primarily due to the net income of $19.8 million and proceeds of $1.1 million from stock options exercised by our employees and directors partially offset by quarterly declarations of cash dividends of $2.5 million. At December 31, 2004 Nara Bancorp’s total capital to total risk-weighted assets ratio was 11.3% and Tier I Capital to total risk weighted assets ratio was 9.7%. Nara Bancorp’s Tier 1 leverage ratio was 8.9% at December 31, 2004. The Bank’s total capital to total risk-weighted assets ratio was 11.0%, the Tier 1 Capital to total risk weighted assets ratio was 9.9%, and the Tier 1 leverage ratio was 9.1% at December 31, 2004.

The following tables compare Nara Bancorp’s and the Bank’s actual capital at December 31, 2005 to those required by our regulatory agencies for capital adequacy classification purposes:

	As of December 31, 2005 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$182,483	10.2%	$71,402	4.0%	$111,081	6.2%
Tier 1 risk-based capital ratio	$182,483	11.8%	$62,024	4.0%	$120,459	7.8%
Total risk-based capital ratio	$200,100	12.9%	$124,047	8.0%	$76,053	4.9%

	As of December 31, 2005 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Tier I capital to total assets	$174,379	9.8%	$71,189	4.0%	$103,190	5.8%
Tier 1 risk-based capital ratio	$174,379	11.3%	$61,940	4.0%	$112,439	7.3%
Total risk-based capital ratio	$191,996	12.4%	$123,879	8.0%	$68,117	4.4%

Liquidity Management

Liquidity risk is the risk to earnings or capital resulting from our inability to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are the stability of the deposit base; marketability, maturity, and pledging of investments; availability of alternative sources of funds; and the demand for credit.

The objective of our liquidity management is to have funds available to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. See Part I, “Memorandum of Understanding” for detail information on any restrictions or requirements for borrowings and debts.

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

Net cash inflow from operating activities totaled $28.9 million, $24.5 million and $14.9 million during 2005, 2004 and 2003, respectively. Net cash inflow from operating activities for the year 2005 and 2004 is primarily attributable to net income earned during the year. In addition, increases in other assets contributed to operating cash outflows in 2003.

Net cash outflows for investing activities totaled ($268.9) million, ($244.0) million and ($231.9) million during 2005, 2004 and 2003, respectively. Net cash outflows for investing activities for those periods are attributable primarily to the growth in our loan portfolio and purchases of securities. These activities were partially offset by cash received from acquisitions, payments of principal and interest on loans, maturities, payments and net sales proceeds from investment securities available-for-sale.

Net cash inflows from financing activities totaled $230.8 million, $223.3 million and $183.7 million during 2005, 2004 and 2003, respectively. Net cash inflows from financing activities for those periods were attributable primarily to growth in deposits, proceeds from exercises of stock options, and net proceeds from issuance of

Subordinated Debentures in 2003. In addition, proceeds from issuance of common stock in 2005 and proceeds from FHLB borrowings in 2004 contributed to financing cash inflows.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our correspondent banks, the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. The maximum amount that we currently are authorized to borrow from our correspondent banks is $68.0 million on an overnight basis. The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco (“FHLBSF”) and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances.

The FHLBSF offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. At December 31, 2005 and 2004, we had $31.0 million and $90.0 million of advances outstanding from Federal Home Loan Bank, respectively. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statement.”

As a member of the Federal Reserve Bank (“FRB”), we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the FRB discount window is 98% of the market value of the securities that are pledged. At December 31, 2005, the par value of the securities that we have pledged for this purpose was $2.0 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged were $142.5 million at December 31, 2005 compared to $110.4 million at December 31, 2004 and $95.0 million at December 31, 2003. At December 31, 2005, cash and cash equivalents, including federal funds sold, totaled $66.0 million compared to $75.2 million at December 31, 2004 and $76.4 million at December 31, 2003.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on borrowings and repayments from our loan portfolio to provide short-term liquidity. Because repayment of principal on loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan to deposit ratio, the less liquid are our assets. However, alternative sources of funds such as FHLB advances and brokered deposits provide liquidity as needed from liability sources, and are utilized depending upon our asset/liability management strategy. For 2005, our gross loan to deposit ratio averaged 93%, compared to an average ratio of 95% for 2004 and an average ratio of 94% for 2003. As of December 31, 2005, we were not aware of any information that would have a material adverse effect on our liquidity position.

Off-Balance-Sheet Activities and Contractual Obligations

The Bank routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected, in whole or in part, in the consolidated financial statements. These activities are part of our normal course of business and include traditional off-balance-sheet credit-related financial instruments, interest rate swap contracts, operating leases and long-term debt.

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

The Bank also enters into interest rate swap contracts where we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap contracts is discussed below under Item 7A.

We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A—“Quantitative and Qualitative Disclosures of Market Risks.”

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years. Our facility lease obligations are discussed under Item 2—“Properties” And in Note 12 of the Notes to Consolidated Financial Statements.

The following table shows our contractual obligations and commitments as of December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$848,045	$812,649	$35,112	$284	$—
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	31,000	—	31,000	—	—
Operating Lease Obligations	42,380	5,570	9,386	7,766	19,658
Unused commitments to extend credit	199,968	188,066	6,998	4,904	—
Standby letters of credit	14,077	14,077	—	—	—
Other commercial letters of credit	25,858	25,858	—	—	—

Total	$1,200,596	$1,046,220	$82,496	$12,954	$58,926

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing condition and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing our net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform periodic internal analyses to measure, evaluate and monitor market risk.

Interest Rate Risk

Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the Asset and Liability Management Committee (“ALCO”), which is composed of the Bank’s senior executives and other designated officers.

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

Swaps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements, six of which remain and are summarized in the table below.

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

Interest rate swap information at December 31, 2005 and 2004 is summarized as follows:

				2005		2004
Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
20,000	H.15 Prime[1]	7.59%	4/30/2007	(32)	(32)	553	430
20,000	H.15 Prime[1]	6.09%	10/09/2007	(558)	(558)	(197)	(197)
20,000	H.15 Prime[1]	6.58%	10/09/2009	(805)	(805)	(211)	(211)
20,000	H.15 Prime[1]	7.03%	10/09/2012	(918)	(918)	(253)	(253)
10,000	H.15 Prime[1]	6.32%	12/17/2007	(264)	(264)	(52)	(52)
10,000	H.15 Prime[1]	6.83%	12/17/2009	(331)	(331)	(7)	(7)
N/A	H.15 Prime[1]	6.95%	4/19/2005	—	—	94	76
N/A	H.15 Prime[1]	5.60%	12/17/2005	—	—	(76)	(76)

$100,000				$(2,908)	$(2,908)	$(149)	$(290)

(1)	Prime rate is based on Federal Reserve statistical release H.15

The realized gain or (loss) on interest rate swaps due to hedge ineffectiveness was $(141) thousand, $(382) thousand and $80 thousand for 2005, 2004 and 2003, respectively. Interest income recorded on swap transactions totaled $472 thousand, $3.1 million and $3.4 million for 2005, 2004 and 2003, respectively. At December 31, 2005, we pledged to the interest rate swap counterparties as collateral agency securities with a book value of $1.0 million and real estate loans of $6.7 million.

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

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of interest-bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest-bearing liabilities repricing within that same time period. A positive cumulative gap suggest that earnings will increase when interest rates rise and decrease when interest rates fall. A Negative cumulative gap suggest that earnings will increase when interest rates fall and decrease when interest rates rise.

The following table illustrates our combined asset and liability repricing as of December 31, 2005:

	90 Days Or Less	Over 90 Days to 365 Days	1-5 Years	Over 5 Yrs	Total
	(Dollars in thousands)
Total Investments*	$47,008	$19,736	$130,767	$26,660	$224,171
Total Loans, including loans held for sale	1,252,941	24,388	137,968	50,349	1,465,646

Rate Sensitive Assets	1,299,949	$44,124	$268,735	$77,009	$1,689,817

Deposits:
Time Certificates of Deposit of $100,000 or more	$333,184	$346,689	$34,763	$—	$714,636
Time Certificates of Deposit under $100,000	45,558	87,218	633	—	133,409
Money Market	175,000	—	—	—	175,000
Now Accounts	10,550	—	—	—	10,550
Savings deposits	120,948	—	—	—	120,948
Other liabilities:
FHLB Borrowings	—	—	31,000	—	31,000
Subordinated Debentures	—	—	—	39,268	39,268

Rate Sensitive Liabilities	$685,240	$433,907	$66,396	$39,268	$1,224,811

Interest Rate Swap	$(100,000)	$—	$80,000	$20,000	$—
Net Gap Position	$514,709	$(389,783)	$282,339	$57,741	$465,006
Net Cumulative Gap Position	$514,709	$124,926	$407,265	$465,006

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions

The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2005, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

At December 31, 2005, our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	13.55%	2.71%
- 200 basis points	(13.67)%	(5.10)%
+ 100 basis points	7.14%	1.46%
- 100 basis points	(6.44)%	(1.95)%

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

The Consolidated Financial Statements, together with the reports thereon of Crowe Chizek and Company LLP begin at page F-1 of this Report and are incorporated herein by reference and contain the following:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent auditors, Crowe Chizek and Company LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/S/ HO YANG	/S/ ALVIN D. KANG
Ho Yang President and Chief Executive Officer	Alvin D. Kang Executive Vice President and Chief Financial Officer

Los Angeles, California March 14, 2006	Los Angeles, California March 14, 2006

c. Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Report of Independent Registered Public Accounting Firm

The report is contained on page F-2 of the Company’s Consolidated Financial Statements.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The next table provides certain information with respect to our board of directors and our executives. Nara Bancorp knows of no arrangements, including any pledge by any person of Nara Bancorp’s securities, the operation of which may result in a change in control of Nara Bancorp at a subsequent date. There are no arrangements or understandings by which any of the directors or executive officers of Nara Bancorp were selected. There is no family relationship between any of the directors or executive officers, except for directors Messrs. Jesun Paik and Ki Suh Park, who are brothers-in-law.

Name	Age	Experience	Position with registrant	Year first elected to board
Dr. Chong-Moon Lee	77	Dr. Lee serves as the chairman of Nara Bancorp, Inc. and Nara Bank. Dr. Lee is also chairman of the Executive and Compensation Committees and member of the Nomination and Governance Committee of Nara Bancorp, Inc. In 1982, Dr. Lee founded Diamond Multimedia Systems and took the company public in 1995. Dr. Lee presently holds the following positions: chairman of AmBex Venture Group, a venture capital company located in Silicon Valley; member of the board of directors of Interpols Inc., an internet advertising company; and Advisory Board member of Stanford Technology Venture Program (STVP) of Stanford University. Dr. Lee also serves as a Chaired Professor Emeritus of Korea Advanced Institute of Science and Technology (KAIST). In addition, Dr. Lee is an active philanthropist, and serves as a Trustee for the Asia Society, the Asian Art Museum, and the Asia Foundation. In 1999, Dr. Lee was awarded the Order of Civil Merit from the Korean government, the highest honor conferred to a civilian and in 2005, Dr. Lee was awarded the Outstanding Asian American Entrepreneur Award from the Asia Society.	Director	2003

Ho Yang	62	Mr. Yang served as President, Chief Executive Officer, and Director of Nara Bancorp, Inc. and Nara Bank since February 4, 2005 and will continue to serve in those capacities until March 15, 2006. Mr. Yang is also a member of the Loan Committee and the Risk Management Committee of Nara Bank. Prior to joining Nara Bank, Mr. Yang worked for The Bank of New York from November 1989 to December 2004. While at The Bank of New York, he served as Managing Director and Regional Manager for the Korea-Japan region and later as Regional Manager, Korea Division. Prior to his time at The Bank of New York, Mr. Yang held senior positions with numerous financial institutions, including the Irving Trust Company, Midland Bank PLC, Crocker National Bank, and Chase Manhattan Bank.	Director and President & Chief Executive Officer	2005

Name	Age	Experience	Position with registrant	Year first elected to board
Ki Suh Park	74	Mr. Park is a member of the Board of Directors of Nara Bancorp, Inc. and Nara Bank. He is the chairman of the Nomination and Governance Committee and a member of the Executive, Compensation and Audit Committees of Nara Bancorp, Inc. Mr. Park is also the chairman of the Joint Compliance Committee of Nara Bancorp, Inc. and Nara Bank. Mr. Park is an architect and a city planner and has served since 1981 as the Design and Managing Partner (CEO) of Gruen Associates, a Los Angeles-based architecture, planning and interior design firm established in 1946. Mr. Park joined the firm in 1961 and had held many executive positions before becoming a Partner in 1972. His projects include the Koreatown Plaza; the Los Angeles Convention Center Expansion; the Daehan Kyoyuk Insurance Company Headquarters Tower in Seoul, Korea; Citibank and PT Bank Mandiri Towers, Jakarta, Indonesia; the Louis Vuitton Stores in Beverly Hills, South Coast Plaza, San Francisco and Mexico City; the Munger Science Center at the Harvard-Westlake School; the Center for Early Education, West Hollywood; the Renee and Henry Segerstrom Concert Hall, Costa Mesa; the L.A. Open Door Presbyterian Church; the Los Angeles to Pasadena MTA Gold Line; and the Location and Design of the I-105 (Century) Freeway. Mr. Park is the chairman of the Korean American Museum and the former chairman of the Korean American Coalition and the Citizens Advisory Committee for Transportation Quality for the U.S. Secretary of Transportation. He is a Fellow in the American Institute of Architects and American Institute of Certified Planners, as well as an Honorary Fellow in the Korean Institute of Architects. He is an Adjunct Professor at the School of Architecture at the University of Hawaii. He serves on the Boards of a number of non-profit organizations including the Harvard-Westlake School, the California Community Foundation, the Public Policy Institute of California, the Los Angeles World Affairs Council, and the Natural History Museum of Los Angeles County.	Director	2001

Name	Age	Experience	Position with registrant	Year first elected to board
Jesun Paik	69	Mr. Paik serves as a member of Nara Bank and Nara Bancorp, Inc. board of directors. He serves as chair of the Audit Committee, as well as a member of the Compensation Committee and the Nomination and Governance Committee of Nara Bancorp, Inc. Mr. Paik is also a member of the Joint Compliance Committee of Nara Bancorp, Inc. and Nara Bank. Mr. Paik has held senior positions with numerous financial institutions over a more-than-40-year career. Since 2002, Mr. Paik has served as Executive Vice President of Robb Evans & Associates, a financial consulting company. He was formerly Executive Vice President and Senior Advisor of the Americas Division of The Sakura Bank, Ltd. in New York City since 1989, and concurrently since 1992, vice chairman of the Board of Manufacturer’s Bank (Mr. Paik retired from both positions in 2001). Mr. Paik is qualified as an audit committee financial expert within the meaning of the SEC regulations and the board of directors has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ National Market.	Director	2001

John H. Park	58	Mr. Park serves as a member of the Nara Bancorp, Inc. board of directors, where he is member of the Executive, Audit, and Nomination and Governance, Committees. Mr. Park is also a member of the Joint Compliance Committee of Nara Bancorp, Inc. and Nara Bank. Mr. Park also serves as a member of the Nara Bank board of directors, where he is chairman of the Audit Committee, Loan Committee and Risk Management Committee and where he is a member of the Investment Committee. Mr. Park was President and CEO of B.B. World Corporation, from 1978 to 2001, President and CEO of Showroom 3 Inc., from 1985 to 2001, and owner of Royal Accessories from 1990 to 2001. Since 2001, Mr. Park has been President of ABI USA Sales Corp, an import/export company, and since 2003, President of BB Imex Corporation.	Director	2002

Name	Age	Experience	Position with registrant	Year first elected to board
Yong H. Kim	64	Mr. Kim serves as a member of Nara Bancorp, Inc., where he is a member of the Audit Committee, Compensation Committee, and Nomination and Governance Committee. Mr. Kim also serves as a member of Nara Bank, where he is chairman of the Personnel Committee, as well as a member of the Investment Committee, the Loan Committee, and the Risk Management Committee. Mr. Kim has served as President and CEO of KOAMEX Wholesale, Inc. since 1978 concurrently with his position as President and CEO of Major Wholesale Inc. since 1991. He is also chairman for the business organizations YH Trading Inc. and Ontario Cash & Carry Wholesale Inc. Mr. Kim is also a member, director and prior chairman of the Los Angeles Central Lions Club, and a member of the Advisory Council on Democratic and Peaceful Unification of Korea, Los Angeles Chapter, from 1997 to June 2005, for which he also served as an Advisor from 2003 to 2005.	Director	2002

Howard Gould	56	Mr. Gould serves as a director of Nara Bancorp, Inc. and Nara Bank. Mr. Gould is chairman of the Transition Committee of the Bank Board. Mr. Gould also currently serves as Vice Chairman of Carpenter and Company. Mr. Gould is former Vice Chairman of The Bank of the West and United California Bank. He served as the top domestic executive and Chief Operating Officer of United California Bank and its predecessor, Sanwa Bank of California, from 1992 to 2002. From 2002 to 2003, he served as Vice Chairman of The Bank of the West. In 2004 and 2005, he served as California Commissioner of Financial Institutions under Gov. Arnold Schwarzenegger. He also served as State Superintendent of Banking under Gov. George Deukmejian. Mr. Gould began his banking career in the early 1970s at Bank of America.	Director	2006

Min J. Kim	46	Ms. Kim has served as Executive Vice President and Chief Operating Officer of Nara Bank since October 2003. Ms. Kim has served in the capacities of Executive Vice President and Chief Credit Officer for Nara Bank from January of 2000 to October 2003. Ms. Kim served Nara Bank as a Senior Vice President and Chief Credit Administrator from 1996 to 1999. Prior to joining Nara Bank in 1995, Ms. Kim served as Vice President and Manager of the Western Branch of Hanmi Bank in Los Angeles from 1992 to 1995 and in other positions with Hanmi Bank prior to 1992.	Executive Vice President and Chief Operating Officer

Name	Age	Experience	Position with registrant	Year first elected to board

Alvin D. Kang	61	Mr. Kang joined Nara Bank and Nara Bancorp, Inc., as Executive Vice President and Chief Financial Officer on July 28, 2005. Prior to joining Nara Bank, Mr. Kang served as Executive Vice President, Chief Operating and Chief Financial Officer for Broadway Federal Bank and Chief Financial Officer of Broadway Financial Corporation since 2001. Mr. Kang has also held a senior position at an investment banking and consulting firm, as well as serving as an audit partner at KPMG LLP and at Ernst & Young LLP. Mr. Kang worked with KPMG LLP for 26 years during which time he served as lead partner of the Asian Business Group and as lead partner on audits of major financial institutions in Los Angeles including Home Savings, Glendale Federal, Coast Savings, and First Federal Bank of Santa Monica.	Executive Vice President and Chief Financial Officer

Bonita Lee	42	Ms. Lee has served as Executive Vice President of Nara Bank since April 13, 2005 and Senior Vice President and Chief Credit Officer of Nara Bank since November 2003. Ms. Lee also served Nara Bank as Senior Vice President and Credit Administrator from February 2000 to October 2003 and as Vice President and Credit Administrator from 1993 to 2000. Prior to joining Nara Bank in November 1993, Ms. Lee served in various lending positions with California Center Bank in Los Angeles from 1989 to 1993.	Executive Vice President and Chief Credit Officer

None of the directors or officers of Nara Bancorp serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.

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

To our knowledge, based solely on a review of the copies of such forms and certifications furnished to us, we believe that all of our directors and executive officers complied with all Section 16(a) filing requirements applicable to them during the 2005 fiscal year, except for Nara Bank and Nara Bancorp, Inc. senior officer Christine Y. Oh, who filed a Form 3 late in connection with shares of Nara Bancorp, Inc. common stock that she exercised prior to becoming an insider of the corporation and incentive stock options that she was granted prior to becoming an insider of the corporation.

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

The Audit Committee: The Audit Committee of Nara Bancorp consists of Director Jesun Paik as chairman, and Directors Ki Suh Park, Yong H. Kim and John H. Park, and operates under a written charter adopted by the board of directors.

Nomination to the Board by Securities Holder: Since last year, there have been no material changes to the procedures by which security holders may recommend nominees to Nara Bancorp’s board of directors.

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

The following table sets forth summary information regarding compensation earned by (i) the two individuals who served as our chief executive officer during fiscal year 2005; (ii) each of our other most highly compensated executive officers employed by us as of December 31, 2005 whose salary and bonus for the fiscal year ended December 31, 2005 was in excess of $100,000 for their services rendered in all capacities to us; and (iii) one additional individual for whom disclosure would be required to be provided but for the fact that the individual was not serving as an executive officer at December 31, 2005. The listed individuals are referred to as the “Named Executive Officers”.

SUMMARY COMPENSATION TABLE

										Long term compensation
										Awards			Payouts
	Annual compensation(1)									Restricted stock awards	Securities underlying options/ SARs		LTIP payouts	All other compensation(6)
Name and principal position	Year	Salary		Bonus(4)			Other annual compensation
Ho Yang Chief Executive Officer(7)	2005		$252,083		$275,000			$0		N/A	120,000	(5)	N/A		$3,359

Benjamin Hong Former Chief Executive Officer(8)	2005 2004 2003	$ $ $	0 0 129,795	$ $ $	0 742,201 1,189,169	(9)	$ $ $	9,000 69,423 28,745	(2) (2) (2)	N/A N/A N/A	0 0 120,000	(5)	N/A N/A N/A	$ $ $	0 0 5,192

Min J. Kim Chief Operating Officer	2005 2004 2003	$ $ $	139,019 136,950 129,061	$ $ $	148,008 112,660 118,200		$ $ $	9,600 8,400 8,400	(3) (3) (3)	N/A N/A N/A	0 0 120,000	(5)	N/A N/A N/A	$ $ $	5,118 5,087 4,517

Alvin D. Kang Chief Financial Officer(10)	2005		$97,603		$60,000			$4,500	(3)	N/A	80,000	(5)	N/A		$0

Bonita Lee Chief Credit Officer of Nara Bank	2005 2004 2003	$ $ $	121,354 101,311 85,962	$ $ $	145,000 81,666 62,842		$ $ $	9,600 8,400 8,400	(3) (3) (3)	N/A N/A N/A	40,000 0 40,000	(5) (5)	N/A N/A N/A	$ $ $	4,628 4,518 3,886

Christine Oh Controller and Former Acting Chief Financial Officer(11)	2005 2004 2003	$ $ $	101,563 92,812 70,760	$ $ $	100,625 58,625 42,750		$ $ $	8,400 8,400 7,350	(3) (3) (3)	N/A N/A N/A	0 0 40,000	(5)	N/A N/A N/A	$ $ $	4,605 4,062 3,129

(1)	We furnish and plan to continue to furnish to certain officers the use of company-owned automobiles, which are used primarily for business purposes. We have provided and intend to continue to provide certain officers with certain specified life and medical insurance benefits. Because portions of automobile expenses, club membership fees, meal allowances, insurance premiums attributable to personal use, and other perquisites did not exceed the lesser of $50,000 or ten percent (10%) of the total annual salary reported in the table per individual, such amounts have not been included in the foregoing figures.
(2)	Represents fees received or deferred for services as a director of Nara Bank from 2003 through 2005 and also includes health insurance premiums paid on behalf of Mr. Hong in 2004.
(3)	Represents automobile allowance.
(4)	The amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year.
(5)	Stock options granted under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.
(6)	Represents 401K matching of up to 4% of gross base salary and imputed value of split dollar life insurance agreements.
(7)	Mr. Yang commenced his employment as Nara Bancorp’s President and Chief Executive Officer on February 4, 2005 and resigned effective March 15, 2006.
(8)	Mr. Hong resigned as Nara Bancorp’s President and Chief Executive Officer effective February 4, 2005.
(9)	Represents compensation which has been accrued by the Company for bonus payable to Mr. Hong. Such amount has not been paid to Mr. Hong and may be withheld by the Company due to legal requirements arising out of the recent restatement.
(10)	Mr. Kang commenced his employment as Executive Vice President and Nara Bancorp’s Chief Financial Officer on July 28, 2005.
(11)	Ms. Oh was Acting Chief Financial Officer from March 24, 2005 through July 28, 2005. Ms. Oh currently serves as Senior Vice President and Controller.

Stock Option Grants and Exercises

We grant options to our executive officers under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “Incentive Plan”). As of December 31, 2005 options to purchase a total of 1,954,480 shares were outstanding under the Incentive Plan and options to purchase 434,000 shares remained available for grant under the Incentive Plan. Nara Bancorp granted the following stock options to directors or executive officers in 2005: Ho Yang was granted 120,000 stock options, Alvin D. Kang was granted 80,000 stock options, and Bonita Lee was granted 40,000 stock options.

Aggregated Option Exercises in the Twelve Months Ended December 31, 2005 and December 31, 2005 Option Values

The following table sets forth the number of shares acquired by each Named Executive Officer upon the exercise of stock options during 2005 and the number of shares covered by both exercisable and unexercisable stock options held by each Named Executive Officer at December 31, 2005. Also reported are values of “in-the-money” options, which represent the positive spread between the respective exercise prices of outstanding stock options and $17.78 per share, which was the closing market price of Nara Bancorp’s common stock on the Nasdaq National Market on December 31, 2005:

AGGREGATED OPTION EXERCISES IN 2005 AND VALUES

Name	Shares acquired on exercise	Value realized		Number of securities underlying option at 12/31/2005 exercisable/unexercisable		Value of in-the-money options at 12/31/2005 exercisable/unexercisable
Ho Yang	—	—		—	120,000	—		$0	(1)
Benjamin Hong	40,000	$365,600	(2)	—	—	—		—
Min J. Kim	6,656	$114,084	(3)	94,656	72,000	$1,208,077	(4)	$658,080	(5)
Alvin D. Kang	—	—		—	80,000	—		$179,200	(6)
Bonita Lee	6,000	$93,840	(7)	16,000	64,000	$146,240	(8)	$329,160	(9)
Christine Oh	8,000	$96,240	(10)	24,000	40,000	$240,720	(11)	$409,200	(12)

(1)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $21.87 per share, these stock options had a value of $0 per share, times 120,000 shares.
(2)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $8.64 per share, these stock options had a value of $9.14 per share, times 40,000 shares.
(3)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $0.64 per share, these stock options had a value of $17.14 per share, times 6,656 shares.
(4)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, 46,656 shares had a weighted average exercise price of $1.29 per share and a value of $16.49 per share, and 48,000 shares had a weighted average exercise price of $8.64 per share and a value of $9.14 per share.
(5)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $8.64 per share, these stock options had a value of $9.14 per share, times 72,000 shares.
(6)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $15.54 per share, these stock options had a value of $2.24 per share, times 80,000 shares.
(7)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $2.14 per share, these stock options had a value of $15.64 per share, times 6,000 shares.

(8)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, 16,000 shares had a weighted average exercise price of $8.64 per share and a value of $9.14 per share.
(9)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, 24,000 had a weighted average exercise price of $8.64 per share and a value of $9.14 per share, 20,000 had a weighted average exercise price of $14.53 per share and a value of $3.25 per share, and 20,000 had a weighted average exercise price of $15.54 per share and a value of $2.24 per share.
(10)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, and a weighted average exercise price of $5.75 per share, these stock options had a value of $12.03 per share, times 8,000 shares.
(11)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, 8,000 shares had a weighted average exercise price of $5.75 per share and a value of $12.03 per share, and 16,000 shares had a weighted average exercise price of $8.75 per share and a value of $9.03 per share.
(12)	Using a fair market value of $17.78 per share which was the closing price of Nara Bancorp’s common stock on December 30, 2005, 16,000 shares had a weighted average exercise price of $5.75 per share and a value of $12.03 per share, and 24,000 shares had a weighted average exercise price of $8.75 per share and a value of $9.03 per share.

Compensation of Directors

During the fiscal year 2005, the non-employee directors of Nara Bank were each paid $3,000 per month for services as director. The chairman of the board of directors, Dr. Chong-Moon Lee, received an additional $400 per month for services rendered. Total directors’ fees paid by Nara Bank during 2005 were $166,800, of which $42,000 was deferred under Nara Bank’s deferred compensation plan. Former President Benjamin Hong received $9,000 for his service as a director of Nara Bank during 2005 prior to his resignation, of which $3,000 was deferred. Mr. Hong was the only employee director on the board during 2005 to receive compensation for his service as a director in addition to his regular salary and bonuses, which totaled $0 for 2005.

During the fiscal year 2005, the non-employee directors of Nara Bancorp, except for Dr. Thomas Chung, John H. Park, and Yong H. Kim, were paid $3,000 per quarter plus $1,000 for each committee meeting attended in person or $500 for each committee meeting attended by telephone conference. Directors Dr. Thomas Chung, John H. Park, and Yong H. Kim were not paid director fees by Nara Bancorp. Total directors’ fees paid in 2005 by Nara Bancorp were $114,000.

During the fiscal year 2005, the directors received the following economic benefits for the purchase of endorsement split-dollar policies: Chang Hee Kim received $1,122, Yong H. Kim received $1,055, and John H. Park received $1,172.

Employment Agreements

Ho Yang was appointed President and Chief Executive Officer of Nara Bank and Nara Bancorp pursuant to an employment agreement dated October 1, 2004. Mr. Yang’s employment agreement is for an initial term of three (3) years starting February 4, 2005. Mr. Yang’s employment agreement provides for a base salary of $275,000 in the initial year, profit sharing equal to 4% of Nara Bancorp’s consolidated pretax earnings in excess of 20% of the Nara Bancorp’s consolidated previous year-end’s stockholders equity excluding unrealized gain (loss) capped at 100% of the base salary, a company owned and insured vehicle (2005 Audi A8), four weeks of paid vacation per year and payment of business-related expenses. Pursuant to his employment agreement, Mr. Yang is granted the option to purchase 120,000 shares of Nara Bancorp’s common stock, which will vest over a period of three (3) years, starting one year after the date of the grant. The terms of these stock options are subject to the terms and conditions set forth in the Nara Bancorp, Inc., 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.

Alvin D. Kang was appointed Executive Vice President and Chief Financial Officer of Nara Bank and Nara Bancorp pursuant to an employment agreement dated June 30, 2005. Mr. Kang’s employment agreement provides for a base salary of $230,000 per year, plus profit sharing equal to 2% of Nara Bancorp’s consolidated pretax earnings in excess of 20% of the Nara Bancorp’s consolidated previous year-end’s stockholders equity excluding unrealized gain (loss) with the amount of profit sharing capped at 75% of base salary (for the year 2005, the profit sharing amount is fixed at $60,000), an automobile allowance, and three weeks of paid vacation per year. Pursuant to his employment agreement, the Bank recommended to the Board of Directors, and the Board of Directors granted Mr. Kang the option to purchase 80,000 shares of Nara Bancorp’s common stock, which will vest over a period of five (5) years, starting on the one year anniversary day of employment. The terms of these stock options are subject to the terms and conditions set forth in the Nara Bancorp, Inc., 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.

Except as described above, neither Nara Bancorp nor Nara Bank has entered into any other written employment agreements with any of their respective Named Executive Officers.

Change of Control Agreements

Pursuant to our President and Chief Executive Officer, Mr. Yang’s, employment agreement dated October 1, 2004, if Mr. Yang is terminated without cause during the initial term of the agreement (three (3) years), he will be entitled to receive an amount equal to twelve (12) months of the base salary in the form of salary continuation, but not exceeding $275,000. In the event that Mr. Yang is terminated without cause after the initial term of the agreement, he will be entitled to receive an amount equal to three (3) months of the base salary in the form of salary continuation, but not exceeding $68,750. Such severance shall be reduced by any remuneration paid to Mr. Yang because of his employment or self-employment during the severance period.

Pursuant to our Executive Vice President and Chief Financial Officer, Mr. Kang’s employment agreement dated June 30, 2005, if Mr. Kang is terminated without cause during the initial two (2) years of employment, he will be entitled to receive severance in the amount equal to twelve (12) months of the base salary in the form of salary continuation. In the event that Mr. Kang’s position be eliminated or his duties be substantially changed as a result of change of control of the ownership of the Holding Company, he shall be entitled to receive twelve (12) months base salary, payable in a lump sum or over a period not to exceed twelve (12) months.

Compensation Committee Interlocks and Insider Participation

Nara Bancorp formed a Compensation Committee on July 30, 2002. To date, our executive compensation arrangements are approved by the Compensation Committee of Nara Bancorp and ratified by the full board of directors of Nara Bancorp. Director Dr. Chong-Moon Lee is the chairman of the Compensation Committee and the other members consist of Directors Ki Suh Park, Yong H. Kim and Jesun Paik. No person who served as a member of the Compensation Committee during the 2005 fiscal year is, or ever has been, an officer or employee of Nara Bancorp or any of its subsidiaries. There is no family relationship between any of the members of the Compensation Committee or executive officers, except for two directors, Messrs. Jesun Paik and Ki Suh Park, who are brothers-in-law. None of our executive officers serve as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers who serve on our board of directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of December 31, 2005 held by (i) each of our Named Executive Officers; (ii) each of our directors and nominees; and (iii) all directors, nominees and executive officers as a group.

For the purpose of the following two tables, “Beneficial ownership” is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, a stockholder would be deemed to own our common stock if the stockholder not only holds it directly but also indirectly, if a stockholder, through a relationship, contract or understanding, has, or shares, the power to vote the stock, to sell the stock or has the right to acquire the stock within 60 days of December 31, 2005.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class(12)
Common Stock	Dr. Chong Moon Lee(1)	2,245,288	(5)	8.82%
Common Stock	Yong H. Kim(1)	707,962	(5)	2.78%
Common Stock	John H. Park(2)	421,644	(5)	1.66%
Common Stock	Ki Suh Park(3)	94,120		*
Common Stock	Jesun Paik(1)	103,700	(6)	*
Common Stock	Howard Gould(1)	0		*
Common Stock	Ho Yang(1)	40,000	(7)	*
Common Stock	Benjamin Hong(4)	377,214		1.48%
Common Stock	Min J. Kim(1)	114,640	(8)	*
Common Stock	Alvin D. Kang(1)	1,000		*
Common Stock	Bonita Lee(1)	54,856	(9)	*
Common Stock	Christine Oh(1)	28,000	(10)	*
Common Stock	All Directors, Nominees and Executive Officers as a group (11 Total)	4,188,424	(11)	16.46%

*	Indicates holdings of less than 1%.
(1)	The address for this individual is c/o Nara Bancorp, Inc., 3701 Wilshire Blvd., Suite 220, Los Angeles, CA 90010.
(2)	John H. Park’s address is c/o ABI USA Sales Corp., 2987 S. Alameda St., Los Angeles, CA 90058.
(3)	Ki Suh Park’s address is c/o Gruen Associates, 6330 San Vicente Blvd., Los Angeles, CA 90048.
(4)	Benjamin Hong’s address was c/o Nara Bancorp, Inc., 3701 Wilshire Blvd., Suite 220, Los Angeles, CA 90010 until February 4, 2005.
(5)	Includes 80,000 stock options vested but not exercised under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”).
(6)	Includes 100,000 stock options vested but not exercised under the 2000 Plan.
(7)	Includes 40,000 stock options vested but not yet exercised under the 2000 Plan.
(8)	Includes 46,656 stock options vested but not yet exercised under the Nara Bancorp, Inc. 2001 Nara Bank Continuation and 1989 Stock Option Plan (the “1989 Plan”), and 48,000 stock options vested but not yet exercised under the 2000 Plan.
(9)	Includes 16,000 stock options vested but not yet exercised under the 2000 Plan.
(10)	Includes 24,000 stock options vested but not yet exercised under the 2000 Plan.
(11)	Includes 46,656 stock options vested but not exercised under the 1989 Plan and 308,000 stock options vested but not yet exercised under the 2000 Plan.
(12)	The percentages are based on 25,444,442 shares outstanding on December 31, 2005, adjusted as required by the rules of promulgated by the SEC.

The following table shows the beneficial ownership of our common stock as of December 31, 2005, by each person who we knew owned more than 5% of our common stock. We have relied on the public filings of each of the individuals on Schedules 13D or 13G or representations by them, in determining how many shares these shareholders own:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of beneficial ownership		(4) Percent of class.
Common Stock	Fidelity Management & Research Company 82 Devonshire St., Boston, MA 02109	2,366,893	(1)	9.30%
Common Stock	Dr. Thomas Chung 5525 Wilshire Blvd., Los Angeles, CA 90036	1,498,396		5.89%
Common Stock	Dr. Chong-Moon Lee 3701 Wilshire Blvd., Suite 220, Los Angeles, CA 90010	2,245,288	(2)	8.82%

(1)	Based on information provided in the Schedule 13/G filed with the SEC on February 14, 2006.
(2)	Includes 80,000 stock options vested but not exercised under the 2000 Plan.

The following table summarizes certain information as of December 31, 2005 with respect to our equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,930,480		$9.81	434,000
Equity compensation plans not approved by security holders	24,000	(1)	$4.05	N/A
Total	1,954,480		$9.74	434,000

(1)	This relates to individual stock option agreement issued to an employee outside of the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On August 31, 2005, Nara Bancorp and Dr. Chong-Moon Lee, a director and chairman of the Board of Directors of Nara Bancorp, entered into a Stock Purchase Agreement (the “Agreement”) whereby Dr. Lee agreed to purchase from the Nara Bancorp $20 million of newly issued shares of common stock at the market value on such date of $13.88 per share, or a total of 1,440,922 shares of common stock. The purchase price was determined by using the closing bid price for Nara Bancorp’s common stock on the Nasdaq National Market on August 31, 2005, the date on which both parties executed the agreement. No underwriting discount or placement agent fee was payable in connection with this transaction. The transaction closed on September 12, 2005, after receipt by Nara Bancorp of a fairness opinion by an outside investment banking firm. The shares of common stock sold under the Agreement were restricted, and Nara Bancorp has not agreed to register the shares for resale under the Securities Act of 1933.

In addition, Yong Hwan Kim, who is a director of Nara Bancorp and Nara Bank, owns approximately 15.96% partnership interest in Gordon Square LP which owns the commercial real property on which one of the Bank’s branches are located. Gordon Square LP is the master landlord to sublessors, Beach Galleria, LLC and Super 1 Hannam, Inc., which are both subleasing branch spaces to Nara Bank. The Bank does not have a direct lease with Gordon Square LP. In the year 2005, Nara Bank made aggregate total sublease payments of approximately $67,882.40 to Super 1 Hannam, Inc. and $14,039.50 to Beach Galleria LLC.

On March 13, 2006, Nara Bank agreed to retain Carpenter & Company to provide strategic consulting services to the Bank. Mr. Howard Gould, who was appointed director of Nara Bancorp and Nara Bank on March 13, 2006, is the executive chairman of Carpenter & Company. The retainer is for a period of eighteen months and involves payment of $20,000 per quarter for the first two quarters and $15,000 per quarter thereafter, plus reimbursement of reasonable out-of-pocket expenses. Nara Bancorp will also provide customary indemnification for Carpenter & Company.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees that we incurred for audit and non-audit services provided by Crowe Chizek and Company LLP. who acted as independent auditor and performed audit services for us in the fiscal year ending December 31, 2005 and 2004. The table lists audit fees, audit related fees, tax fees and all other fees. There were no financial information systems design and implementation fees.

Audit Fees. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual financial statements for fiscal year 2005 and 2004. Crowe Chizek’s audit fees include the fees for the audit of the 2005 consolidated financial statements and internal controls and for the audit of the 2004 consolidated financial statements and internal controls and the reaudits of the 2003 and 2002 consolidated financial statements in the amount of $500,000.

	2005	2004
Audit Fees	$434,000	$859,732
Audit Related Fees	$32,688	$118,068
Tax Fees	$34,810	$32,500
All Other Fees	$22,783	$5,500

Audit Related Fees. Crowe Chizek’s audit related fees for 2005 were for consultation regarding implementation of Section 404 of the Sarbanes-Oxley Act, consultation regarding the Company’s response to an SEC comment letter and review of a private placement memorandum. Crowe Chizek and Company LLP’s audit related fees for 2004 were for consultation regarding implementation of Section 404 of the Sarbanes-Oxley Act.

Tax Fees. Crowe Chizek and Company LLP’s tax fees for 2005 include progress billings through December 31, 2005 related to the preparation of the Company’s 2004 federal and state income tax returns and consultation regarding various tax issues, including tax calculation training. Crowe Chizek’s tax fees for 2004 include progress billings through December 31, 2004 related to the preparation of the Company’s 2004 federal and state income tax returns.

All Other Fees. All other fees include the aggregate fees billed for services rendered by Crowe Chizek and Company LLP, other than those services covered above and for 2005 include fees for consultation regarding implementation of Section 302 of the Sarbanes-Oxley Act, including training sessions for management and the Audit Committee on various topics, providing audit software, video conference equipment and a salary survey report and for 2004 include fees for consultation regarding implementation of Section 302 of the Sarbanes Oxley Act.

The Audit Committee of the Board of Directors considered whether the provision of non-audit services is compatible with maintaining the independence of Crowe Chizek and Company LLP. The Audit Committee has determined that the rendering of the services other than audit services by Crowe Chizek and Company LLP is compatible with maintaining the principal accountant’s independence.

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

(b) List of Exhibits

The exhibits marked with an asterisk (*) constitute compensation plans or arrangements:

Number	Description
3.1	Amended Certificate of Incorporation (incorporated herein by reference to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2003)

3.2	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference from exhibit to Nara Bancorp’s current report on Form 8-K filed on June 9, 2005)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Exhibit 4.1 filed with Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2000)

4.2	Amended and Restated Declaration of Trust of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein[1]

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee[1]

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp[1]

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee[1]

4.6	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor[1]

4.7	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee[1]

4.8	Guarantee Agreement dated March 26, 2002 by and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association[1]

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to Exhibit 99.2 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2001)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan (incorporated herein by reference to Exhibit 99.1 filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 9, 2000)

10.3	Nara Bank Deferred Compensation Plan[1]

Number	Description
10.4	Lease for premises located at 29 West 30th Street, New York, New York (incorporated herein by reference to Exhibit 10.5 filed with the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.5	Lease for premises located at 138-02 Northern Blvd., Flushing, New York (incorporated herein by reference to Exhibit 10.6 filed with the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.6	Lease for premises located at 2250 Broadway, Oakland, California (incorporated herein by reference to Exhibit 10.7 filed with the Registrant’s Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001)

10.7	Lease for premises located at 3701 Wilshire Blvd. Los Angeles, California (incorporated herein by reference to Exhibit 10.8 on 10-K filed with the Securities and Exchange Commission on March 31, 2000)

10.8	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation[1]

10.9	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A.[1]

10.10	Form of Nara Bancorp, Inc. Option Agreement with Nara Bancorp Directors (entered into by directors Ki Suh Park, Jesun Paik, and Steve Kim)[1]

10.11	Form of Nara Bancorp 2002 Stock Option Agreement entered into with William Davis and Michel Urich (incorporated herein by reference to Exhibit 99.1 filed with the Registrant’s Form S-8 filed with the Securities Exchange and Commission on February 5, 2003)[1]

10.12	Lease for premise located at 3600 Wilshire Blvd., #100A, Los Angeles, California[2]

10.13	Lease for premise located at 16 West 32nd Street, New York, New York[3]

10.14	Lease for premise located at 1709 S. Nogales Street, Rowland Heights, California[4]

10.15	Lease for premise located at 10947 Olson Dr. #404-B, Rancho Cordova, California[5]

10.16	Employment Agreement between Ho Yang and Nara Bancorp, Inc.[6]

10.17	Lease for premise located at 1940 Webster Street, Oakland, California[6]

10.18	Employment Agreement between Alvin D. Kang and Nara Bancorp, Inc. (incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities Exchange and Commission on July 6, 2005)

10.19	Stock Purchase Agreement dated August 31, 2005 between Nara Bancorp, Inc. and Chong-Moon Lee (incorporated herein by reference to the Registrant’s Form 8-K filed with the Securities Exchange and Commission on September 7, 2005)

10.20	Lease for premises located at 5307 Beach Blvd. Suite 100, Buena Park, California[7]

10.21	Lease for premises located at 1940 Webster Street, Oakland, California[7]

21.1	List of Subsidiaries[6]

23.1	Consent of Crowe Chizek and Company LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Acting Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

Number	Description
32.2	Certification of Acting Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

1.	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002
2.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003
3.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003
4.	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2005
5.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 10, 2004
6.	Incorporated by reference to Exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on June 30, 2005
7.	Incorporated by reference to Exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30 , 2005 filed with the Securities and Exchange Commission on November 10, 2005
*	Filed herewith

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

Name	Title	Date

/S/ CHONG-MOON LEE Chong-Moon Lee	Director and Chairman of the Board	March 14, 2006

/S/ KI SUH PARK Ki Suh Park	Director	March 14, 2006

/S/ JESUN PAIK Jesun Paik	Director	March 14, 2006

/S/ YONG H KIM Yong H Kim	Director	March 14, 2006

/S/ JOHN PARK John Park	Director	March 14, 2006

/S/ HO YANG Ho Yang	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/S/ ALVIN D. KANG Alvin D. Kang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2005 AND 20040 AND

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2005 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

CROWE CHIZEK AND COMPANY LLP

South Bend, Indiana

March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Nara Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).]. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

CROWE CHIZEK AND COMPANY LLP

South Bend, Indiana

March 7, 2006

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

	2005	2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$32,924	$27,712
Federal funds sold	33,100	47,500

Total cash and cash equivalents	66,024	75,212
Term federal funds sold	7,000	12,000
Securities available for sale—at fair value	174,709	133,386
Securities held to maturity—at amortized cost (fair value: 2005—$1,023; 2004—$2,088)	1,001	2,001
Loans held for sale—at the lower of cost or market	17,083	4,730
Loans receivable—net of allowance for loan losses (2005—$17,618; 2004—$14,627)	1,428,122	1,207,107
Federal Reserve Bank stock—at cost	1,803	1,803
Federal Home Loan Bank (FHLB) stock—at cost	6,463	4,802
Premises and equipment—net	8,148	6,870
Accrued interest receivable	7,620	5,124
Deferred tax assets, net	15,894	13,392
Customers’ liabilities on acceptances	6,982	7,448
Cash surrender value of life insurance	14,640	14,226
Goodwill	2,347	2,347
Other intangible assets—net	3,589	4,305
Other assets	14,397	13,558

Total Assets	$1,775,822	$1,508,311

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2005 AND 2004

	2005	2004
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$371,943	$328,326
Interest bearing:
Money market and other	185,550	323,477
Savings deposits	120,948	118,857
Time deposits of $100,000 or more	714,636	407,100
Other time deposits	133,409	78,215

Total deposits	1,526,486	1,255,975
Borrowings from Federal Home Loan Bank	31,000	90,000
Accrued interest payable	8,755	3,412
Acceptances outstanding	6,982	7,448
Subordinated debentures	39,268	39,268
Other liabilities	16,577	10,954

Total liabilities	1,629,068	1,407,057
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—authorized, 40,000,000 shares; issued and outstanding, 25,444,442 and 23,333,338 shares at December 31, 2005 and 2004, respectively	25	23
Capital surplus	69,451	44,903
Deferred compensation	—	(3)
Retained earnings	81,016	56,848
Accumulated other comprehensive loss, net	(3,738)	(517)

Total stockholders’ equity	146,754	101,254

Total liabilities and stockholders’ equity	$1,775,822	$1,508,311

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$108,202	$71,323	$54,861
Interest on securities	6,217	5,038	5,768
Interest on federal funds sold and other investments	2,092	710	796

Total interest income	116,511	77,071	61,425
INTEREST EXPENSE:
Interest on deposits	32,698	15,511	12,773
Interest on subordinated debentures	2,863	2,342	1,551
Interest on other borrowings	2,090	833	1,609

Total interest expense	37,651	18,686	15,933

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	78,860	58,385	45,492
PROVISION FOR LOAN LOSSES	5,427	3,900	5,250

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	73,433	54,485	40,242
NON-INTEREST INCOME:
Service charges on deposit accounts	6,281	7,640	7,678
International service fees	2,854	2,894	2,727
Loan servicing fees, net	1,612	1,203	854
Wire transfer fees	1,429	1,380	1,089
Other income and fees	2,599	2,719	2,779
Net gains on sales of SBA loans	5,987	5,538	3,735
Net gains on sales of other loans	—	196	132
Net gains on sales of securities available for sale	143	743	1,087
Loan referral income	—	1,013	—
Other than temporary impairment on securities	—	(2,593)	—

Total non-interest income	20,905	20,733	20,081
NON-INTEREST EXPENSE:
Salaries and employee benefits	23,925	22,184	20,546
Occupancy	6,963	6,213	5,387
Furniture and equipment	2,100	1,913	1,582
Advertising and marketing	2,149	1,855	1,392
Change in discount on cash surrender value of life insurance	22	(1,426)	345
Data processing and communications	3,416	3,080	2,720
Professional fees	3,714	2,483	1,426
Other	6,381	5,677	4,772

Total non-interest expense	48,670	41,979	38,170

INCOME BEFORE INCOME TAX PROVISION	45,668	33,239	22,153
INCOME TAX PROVISION	18,811	13,457	8,425

NET INCOME	$26,857	$19,782	$13,728

EARNINGS PER SHARE:
Basic	$1.11	$0.85	$0.62
Diluted	$1.07	$0.80	$0.59

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2003	21,381,260	$21	$32,920		$28,063	$2,525
Stock warrants exercised	105,100	—	342
Stock options exercised	777,440	1	1,448
Issuance of restricted stock	4,000	—	23	$(23)
Amortization of restricted stock				13
Stock issuance for acquisition	852,378	1	7,999
Tax benefit from stock options exercised			314
Cash dividends declared ($0.10 per share)					(2,224)
Comprehensive income:
Net income					13,728		$13,728
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(1,585)	(1,585)
Change in unrealized gain (loss) on interest-only strips, net of tax						27	27
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,021)	(1,021)

Total comprehensive income							$11,149

BALANCE, DECEMBER 31, 2003	23,120,178	$23	$43,046	$(10)	$39,567	$(54)

BALANCE, JANUARY 1, 2004	23,120,178	$23	$43,046	$(10)	$39,567	$(54)
Stock options exercised	213,160	—	1,129
Tax benefit from stock options exercised			728
Amortization of restricted stock				7
Cash dividends declared ($0.11 per share)					(2,501)
Comprehensive income:
Net income					19,782		$19,782
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						473	473
Change in unrealized gain (loss) on interest-only strips, net of tax						18	18
Change in unrealized gain (loss) on interest rate swaps, net of tax						(954)	(954)

Total comprehensive income							$19,319

BALANCE, DECEMBER 31, 2004	23,333,338	$23	$44,903	$(3)	$56,848	$(517)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2005	23,333,338	$23	$44,903	$(3)	$56,848	$(517)
Issuance of additional stock	1,440,922	1	19,624
Stock options exercised	671,516	1	2,327
Tax benefit from stock options exercised			2,605
Amortization of restricted stock				1
Forfeiture of restricted stock	(1,334)	—	(8)	2
Cash dividends declared ($0.11 per share)					(2,689)
Comprehensive income:
Net income					26,857		$26,857
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(1,633)	(1,633)
Change in unrealized gain (loss) on interest-only strips, net of tax						(17)	(17)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,571)	(1,571)

Total comprehensive income							$23,636

BALANCE, DECEMBER 31, 2005	25,444,442	$25	$69,451	$—	$81,016	$(3,738)

See accompanying notes to consolidated financial statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,857	$19,782	$13,728
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	4,023	3,578	1,967
Provision for loan losses	5,427	3,900	5,250
Proceeds from sales of loans	106,956	91,969	58,737
Originations of loans held for sale	(113,322)	(87,038)	(52,460)
Net gains on sales of loans	(5,987)	(5,734)	(3,867)
Net gains on sales of other real estate owned	—	—	(78)
Net gains on sales of securities available for sale	(143)	(743)	(1,087)
Net change in cash surrender value of life insurance	(414)	(1,680)	(214)
Net losses on sales of premises and equipment	11	8	74
Net losses (gains) on interest rate swaps	140	382	(80)
FHLB stock dividends	(236)	(187)	(202)
Tax benefit from stock options exercised	2,605	728	314
Change in accrued interest receivable	(2,496)	(406)	(298)
Deferred income taxes	(405)	(1,027)	(949)
Other than temporary impairment on securities	—	2,593	—
Change in other assets	(2,259)	(2,667)	(4,798)
Change in accrued interest payable	5,343	120	113
Change in interest-only strips	19	(265)	(245)
Change in other liabilities	2,804	1,209	(976)

Net cash from operating activities	28,923	24,522	14,929
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(226,442)	(226,140)	(213,065)
Purchase of premises and equipment	(2,979)	(2,087)	(3,202)
Purchase of securities available for sale	(81,905)	(74,840)	(88,109)
Purchase of Federal Reserve Bank stock	—	(540)	(300)
Purchase of FHLB stock	(1,425)	(1,011)	(2,389)
Purchase of interest-bearing deposits with other financial institutions	(95)	—	—
Proceeds from sales of premises and equipment	—	35	324
Proceeds from sales of securities available for sale	13,901	26,424	22,404
Proceeds from matured or called securities held to maturity	1,000	—	794
Proceeds from matured or called securities available for sale	24,001	40,067	43,490
Proceeds from sales of other real estate owned	—	—	167
Proceeds from maturities of interest-bearing deposits with other financial institutions	—	—	95
Purchase of term federal funds sold	(41,000)	(19,000)	(5,000)
Proceeds from matured term federal funds sold	46,000	12,000	—
Proceeds from redemption of FHLB stock	—	1,092	1,679
Net cash received from Korea Exchange Bank of New York acquisition	—	—	5,285
Net cash received from Asiana acquisition	—	—	5,884

Net cash from investing activities	(268,944)	(244,000)	(231,943)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	270,511	194,560	168,481
Payments of cash dividends	(2,631)	(2,437)	(2,183)
Issuance of additional stock	19,625	—	—
Payments for FHLB borrowings	(189,500)	(50,000)	(5,000)
Proceeds from issuance of subordinated debentures	—	—	20,620
Proceeds from FHLB borrowings	130,500	80,000	—
Proceeds from exercise of warrants	—	—	342
Proceeds from exercise of stock options	2,328	1,129	1,449

Net cash from financing activities	230,833	223,252	183,709

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,188)	3,774	(33,305)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	75,212	71,438	104,743

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,024	$75,212	$71,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$32,308	$18,566	$15,820
Income taxes paid	$14,933	$13,593	$11,537
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer of loans to other real estate owned	$—	$—	$16
Acquisitions
Fair value of non-cash assets acquired	—	—	72,150
Fair value of liabilities assumed	—	—	76,352
Purchase price of acquisitions	—	—	8,000
Goodwill created	—	—	1,472

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (the “Nara Bancorp”) and its wholly owned subsidiaries, principally Nara Bank (“Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiaries, Nara Loan Center, a New Jersey corporation organized in 2000 and Nara Real Estate Trust, which is a Maryland real estate investment trust. Nara Loan Center is a loan production office, generating mostly SBA loans. Nara Real Estate Trust holds only loans secured by real estate.

Nara Bancorp was formed as a holding company of the Bank and registered with the Securities and Exchange Commission under the Securities Act of 1933 on December 5, 2000. Effective February 2, 2001, upon consummation of the reorganization of the Bank into a holding company structure, each of the Bank’s common shares at par value of $3 was exchanged for one share of Nara Bancorp’s common stock at par value of $0.001. The reorganization was accounted for at historical cost in a manner similar to a pooling of interests.

The Bank, previously a national association converted to a California State-chartered bank on January 3, 2005, maintains 18 branch operations and eight loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, Atlanta, Virginia, Denver, Dallas and surrounding areas.

On August 25, 2003, the Company purchased Asiana Bank at a price of $8 million. Nara Bancorp issued approximately 852,000 shares of common stock for this acquisition and Asiana was merged with and into the Bank. Asiana Bank had two branches in Northern California: one branch in Silicon Valley and one branch in Oakland. Both branches have been closed and consolidated into the Bank’s existing branches in both locations. The Bank acquired approximately $22.4 million in net loans and assumed approximately $29.3 million in deposits. On October 30, 2003, the Bank purchased certain loans and deposit from Korea Exchange Bank’s Broadway branch in New York. The Bank assumed approximately $46.2 million in deposits and purchased approximately $39.5 million in loans.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, federal funds sold and term federal funds sold, all of which have original maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased. The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve requirement balance was approximately $5,006,000 at December 31, 2005 and $3,291,000 at December 31, 2004.

Securities—Securities are classified into one of two categories and accounted for as follows:

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

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, it may enter into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest income. During 2002, the Company entered into eight interest rate swap agreements. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps. During 2005, two of the interest rate swap agreements matured. No interest rate swap or other derivative contracts have been entered into since 2002.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Interest on loans is credited to income as earned and is accrued only if deemed collectible. A loan is placed on non-accrual status when it is 90 days or more delinquent, unless it is well-secured and in the process of collection, or if we believe that the collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company typically sells the guaranteed portion of the SBA loan and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. The Company uses the industry average for its servicing costs. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $2,046,000, $1,783,000 and $1,448,000 of servicing assets during 2005, 2004 and 2003, respectively, and amortized $1,384,000, $857,000 and $784,000 during the years ended December 31, 2005, 2004 and 2003, respectively. The carrying amount of servicing assets was $4,330,000 and $3,668,000 at December 31, 2005 and 2004, respectively.

Management periodically evaluates servicing assets for impairment. At December 31, 2005, the fair value of servicing assets was determined using a weighted-average discount rate of 9.6% and prepayment speed of 12.6%. At December 31, 2004, the fair value of servicing assets was determined using a weighted-average discount rate of 7.6% and prepayment speed of 11.5%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $5,082,000 and $4,517,000 at December 31, 2005 and 2004, respectively, on serviced loans totaling $245,612,000 and $196,798,000 at December 31, 2005 and 2004.

The estimated annual amortization of servicing assets as of December 31, 2005, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2006	$758
2007	643
2008	541
2009	453
2010	373
Thereafter	1,562

$4,330

An interest-only strip is recorded based on the present value of the excess of the total future income from serviced loans over the contractually specified servicing fee, calculated using the same assumptions as used to value the related servicing assets. Such interest-only strip is accounted for in a manner similar to available for sale securities, at its estimated fair value, with unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss).

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred losses that are inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information in regulatory examination reports, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. There was no other real estate owned at December 31, 2005 and 2004.

Goodwill and Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Company tested goodwill for impairment as of December 31, 2005 and 2004 noting no impairment in recorded goodwill.

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

Employee Stock Ownership Plan (ESOP)—Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings.

Restricted Stock Awards—The Company previously provided a restricted stock award to an employee. Under the terms of the plan, 4,000 shares were awarded to the participant at the market price of the Company’s common stock on the date of award and the shares vested over 3 years on a straight-line basis. Shares were earned and compensation expense was recorded over the vesting period of the award. During 2004 and 2003, 1,333 shares in each year were earned under the plan, resulting in compensation expense of $7000 and $13,000, respectively. However, during 2005, the remaining 1,334 shares were forfeited. Unearned shares are reflected as “deferred compensation” in the consolidated statement of financial condition. All shares have been restated for stock splits.

Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company.

Stock Split—On February 14, 2003 and on May 17, 2004, Nara Bancorp announced that its Board of Directors approved a two-for-one stock split of its common stock, affected in the form of a 100% stock dividend. The 2004 stock dividend was distributed on June 15, 2004 to stockholders of record on the close of business on May 31, 2004. The effect of these dividends is that stockholders received one additional share of Nara Bancorp common stock for each share owned. All share and per share information has been restated to reflect the stock splits.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key executives and directors. Bank owned life insurance (“BOLI”) is recorded at the lower of cash surrender value, or the amount that can be effectively realized at the balance sheet date.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholder’s equity, net of tax.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be reasonably estimated. As of December 31, 2005 and 2004, the Company has recorded an accrued liability of $0 and $120,000, respectively, for litigation settlements.

Fair Values of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments—Internal financial information is primarily reported and aggregated in three lines of business, banking, trade finance service, and SBA lending services.

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

The Company has adopted the disclosure only provisions of SFAS No. 123. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31
	2005	2004	2003
	(In thousands, except per share data)
Net income	$26,857	$19,782	$13,728
Deduct: Total stock-based employee compensation expense determined under the fair value-based method for all awards—net of related tax effects	(1,226)	(1,031)	(693)

Pro forma net income	$25,631	$18,751	$13,035

EPS:
Basic—as reported	$1.11	$0.85	$0.62
Basic—pro forma	1.06	0.81	0.59
Diluted—as reported	$1.07	$0.80	$0.59
Diluted—pro forma	1.02	0.76	0.56

The fair value of options granted and the pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of the grant date.

	2005	2004	2003
Risk-free interest rate	4.3%	3.7%	2.3%
Expected option life (years)	4.4	5.7	4.1
Expected stock price volatility	37.7%	38.0%	28.7%
Dividend yield	0.6%	0.5%	0.5%
Weighted average fair value of options granted during the year	$6.08	$6.39	$2.31

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, disclosures about segment information, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and valuation allowance, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.

Recent Accounting Pronouncements—In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 carries forward the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Under this Statement, every voluntary change in accounting principle requires retrospective application to prior periods’ financial statements, unless it is impracticable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although earlier application is permitted for changes and corrections made in fiscal years beginning after June 1, 2005. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS Statement No. 123R, Share-Based Payment. This Statement revises SFAS Statement No 123, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. It requires that all stock-based compensation be measured at fair value when granted and recognized as expense in the income statement over the employment service period, which is normally the vesting period. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in operating cash flows. Various other changes are also required. This Statement is effective for the Company for awards granted or modified beginning January 1, 2006. Compensation cost will also be recorded for prior awards that vest on or after January 1, 2006. The effect on results of operations will depend on the level of future option grants, the calculation of the fair value of the options granted at such future dates, the estimates of forfeitures, as well as the vesting periods provided, and so the actual results may differ from the estimated effect. Existing options that will vest after adoption of this Statement are expected to result in additional compensation expense of approximately $1,118,000 in 2006 and $774,000 in 2007.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, The Meaning of Other Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect adoption to have a material impact on the consolidated financial statements.

Reclassifications—Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

2. SECURITIES

The following is a summary of securities at December 31:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$92,500	$—	$(1,703)	$90,797
Collateralized mortgage obligations	26,820	—	(885)	25,935
Mortgage-backed securities	45,615	18	(901)	44,732
Asset backed securities	1,991	—	(2)	1,989
Municipal bonds	7,173	158	—	7,331

Total debt securities	174,099	176	(3,491)	170,784
Mutual funds	4,000	—	(75)	3,925

	$178,099	$176	$(3,566)	$174,709

Held to Maturity
Corporate debt securities	$1,001	$22	$—	$1,023

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$62,657	$33	$(178)	62,512
Collateralized mortgage obligations	23,735	21	(627)	23,129
Mortgage-backed securities	26,751	92	(268)	26,575
Municipal bonds	9,578	211	(5)	9,784
Corporate debt securities	3,980	3	—	3,983

Total debt securities	126,701	360	(1,078)	125,983
Government sponsored enterprise preferred stocks	7,403	—	—	7,403

	$134,104	$360	$(1,078)	$133,386

Held to Maturity
Corporate debt securities	$2,001	$87	$—	$2,088

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale amounted to $13,901,000, $26,424,000 and $22,404,000, respectively. Gross realized gains from the sales of securities available for sale amounted to $143,000, $743,000 and $1,087,000 for the years ended December 31, 2005, 2004 and 2003, respectively. There were no gross realized losses from sales during 2005, 2004 and 2003.

The amortized cost and estimated fair value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due after one year through five years	$92,500	$90,797
Due after five years through ten years	825	837
Due after ten years	8,339	8,483
Collaterized mortgage obligations	26,820	25,935
Mortage-backed securities	45,615	44,732
Mutual funds	4,000	3,925

	$178,099	$174,709

Held to maturity:
Due after one year through five years	1,001	1,023

	$1,001	$1,023

Securities with carrying values of approximately $99.4 million and $98.1 million at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

At December 31, 2005:	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
US Government agency	$52,453	$(804)	$38,344	$(899)	$90,797	$(1,703)
Collaterized mortgage obligations	10,958	(59)	14,977	(826)	25,935	(885)
Mortgage-backed securities	35,283	(515)	8,604	(386)	43,887	(901)
Asset backed securities	1,989	(2)	—	—	1,989	(2)
Mutual funds	3,925	(75)	—	—	3,925	(75)

	$104,608	$(1,455)	$61,925	$(2,111)	$166,533	$(3,566)

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004:	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
US Government agency	$50,481	$(178)	$—	$—	$50,481	$(178)
Collaterized mortgage obligations	13,001	(347)	6,725	(280)	19,726	(627)
Mortgage-backed securities	9,463	(93)	5,918	(175)	15,381	(268)
Municipal bonds	418	(5)	—	—	418	(5)

	$73,363	$(623)	$12,643	$(455)	$86,006	$(1,078)

The Company believes that the unrealized losses are temporary, arising mainly from fluctuations in interest rates and do not reflect a deterioration of credit quality of the issuers. For the year-ended December 31, 2005, 2004 and 2003, there were no sales of investment securities resulting in realized losses. During 2004, $2.6 million in impairment charges was recorded related to other than temporary declines in market values for government sponsored enterprise preferred stocks, which were sold in 2005 at a slight gain from their reduced carrying value.

3. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2005	2004
	(In thousands)
Commercial loans	$483,231	$441,940
Real estate loans	900,699	717,747
Consumer and other loans	64,633	64,845

	1,448,563	1,224,532
Unamortized deferred loan fees—net of costs	(2,823)	(2,798)
Allowance for loan losses	(17,618)	(14,627)

Loans receivable—net	$1,428,122	$1,207,107

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)
Balance, beginning of year	$14,627	$12,471	$8,458
Provision for loan losses	5,427	3,900	5,250
Allowance acquired in business acquisition	—	—	669
Loans charged off	(3,066)	(2,545)	(2,416)
Recoveries of charge-offs	630	801	510

Balance, end of year	$17,618	$14,627	$12,471

At December 31, 2005 and 2004, the Company had classified $5.8 and $2.8 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1,422,000 and $797,000, respectively. There were no impaired loans without specific loss allocations. The average recorded investment in impaired loans during the years ended December 31, 2005, 2004, and 2003 was $3,639,000, $4,151,000 and

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2,993,000, respectively. At December 31, 2005, loans on non-accrual status totaled $5,489,000, compared to $2,679,000 at December 31, 2004. Interest income of $283,000, $118,000 and $115,000 was recognized on impaired loans during the years ended December 31, 2005, 2004 and 2003, respectively, all of which was received in cash. At December 31, 2005 and 2004, there were no loans past due more than 90 days and still accruing interest.

The following is an analysis of loans to executive officers, directors and related parties of the Bank and its affiliates for the years ended December 31, 2005 and 2004.

	2005	2004
	(In thousands)
Outstanding balance, beginning of year	$385	$642
Repayments	(8)	(257)

Outstanding balance, end of year	$377	$385

4. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2005	2004
	(In thousands)
Furniture, fixtures and equipment	$8,451	$7,473
Leasehold improvements	7,771	6,811

	16,222	14,284
Accumulated depreciation and amortization	(8,074)	(7,414)

	$8,148	$6,870

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $1,690,000, $1,593,000 and $1,270,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

In October 1998, the Company purchased a branch of Korea Exchange Bank of New York (“KEBNY”) and recorded goodwill of $1.1 million and a core deposit intangible of $881 thousand. Through December 31, 2001, the goodwill and core deposit intangible were being amortized over estimated useful lives of 15 and 10 years, respectively. The goodwill was being amortized on a straight-line basis, and the core deposit intangible was being amortized on an accelerated basis. On January 1, 2002, the Company adopted SFAS No. 142, and as a result, no longer amortizes goodwill but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible over its original estimated useful life of 10 years.

In November 2002, the Company purchased certain loans and deposits from Industrial Bank of Korea New York (“IBKNY”) and recorded a core deposit intangible of $1.2 million. The Company is amortizing the core deposit intangible over an estimated useful life of 10 years on an accelerated basis.

In August 2003, the Company purchased Asiana Bank (“Asiana”) at a price of $8.0 million in common stock, and recorded goodwill of approximately $1.5 million and a core deposit intangible of $1.0 million. The Company is amortizing the core deposit intangible over an estimated useful life of 10 years on an accelerated basis.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2003, the Company purchased certain loans and deposits from Korea Exchange Bank’s Broadway branch in New York (“KEB, Broadway”) and recorded a core deposit intangible of approximately $2.7 million, which is being amortized over an estimated useful life of 10 years on an accelerated basis.

Following is a summary of the Company’s intangible assets at December 31:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill:
Goodwill—KEBNY	$1,117	$(242)	$1,117	$(242)
Goodwill—Asiana	1,472	—	1,472	—

Total	$2,589	$(242)	$2,589	$(242)

Intangible assets:
Core deposit—KEBNY	$881	$(769)	$881	$(676)
Core deposit—IBKNY	1,187	(427)	1,187	(282)
Core deposit—Asiana	1,018	(299)	1,018	(167)
Core deposit—KEB, Broadway	2,726	(728)	2,726	(382)

Total	$5,812	$(2,223)	$5,812	$(1,507)

For the years ended December 31, 2005, 2004, and 2003, the Company recorded amortization expense of approximately $716,000, $701,000 and $332,000, respectively, related to core deposit intangibles. The estimated annual amortization as of December 31, 2005, for each of the succeeding five fiscal years is indicated in the table below:

	2006	2007	2008	2009	2010
	(In thousands)
Core deposit—KEBNY	$67	$34	$11	$—	$—
Core deposit—IBKNY	145	145	145	143	114
Core deposit—Asiana	132	132	126	111	98
Core deposit—KEB, Broadway	346	346	342	323	296

Total	$690	$657	$624	$577	$508

The Company tested goodwill for impairment as of December 31, 2005, 2004 and 2003 and determined that there was no impairment.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DEPOSITS

The scheduled maturities of time deposits are as follows at December 31, 2005 for the years ending December 31,

2005
(In thousands)
2006	$812,649
2007	34,756
2008	356
2009	284

$848,045

Interest expense for time deposits of $100,000 or more amounted to $21.3 million, $6.6 million and $6.4 million in 2005, 2004 and 2003, respectively. The weighted average interest rate on time deposits was 4.09% and 2.36% at December 31, 2005 and 2004, respectively.

Included in time deposits of $848.0 million were $118.3 million in brokered deposits at December 31, 2005 compared with $45.1 million at December 31, 2004, and $60.0 million in California State Treasurers’ deposits at December 31, 2005 compared with $65.0 million at December 31, 2004. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2005 and 2004, securities with carrying values of approximately $81.6 million and $74.3 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

7. FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Company may take advances. The borrowing capacity is limited to 25% of total assets, or $444.2 million at December 31, 2005. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At December 31, 2005 and 2004, securities with carrying values of approximately $12.6 million and $16.9 million, respectively, were pledged as collateral for borrowings from the FHLB. Additionally, at December 31, 2005 and 2004, real estate secured loans with a carrying amount of $717.3 million and $745.7 million, respectively, were also pledged as collateral for borrowings from the FHLB.

At December 31, 2005 and 2004, these borrowings had a weighted-average interest of 438% and 2.79%, respectively, and have various maturities through June 2008. All borrowings as of December 31, 2005 have fixed rates ranging from 3.65% to 6.70%. At December 31, 2005, we had $31.0 million of advances outstanding with a remaining borrowing capacity of $413.2 million.

At December 31, 2005, the contractual maturities of FHLB borrowings are as follows:

Year Ended December 31
(In thousands)
2007	$13,000
2008	18,000

$31,000

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SUBORDINATED DEBENTURES

At December 31, 2005, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

The following table is a summary of trust preferred securities and debentures at December 31, 2005:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/05
	(Dollars in Thousands)
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%
Nara Statutory Trust II	3/26/2002	8,000	8,248	Variable	5.59%	8.12%
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	7.64%
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	7.00%
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	7.45%

TOTAL ISSUANCE		$38,000	$39,268

The first offering was completed on March 28, 2001 and raised $10,000,000 through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344,000 in issuance costs, which are being amortized over the term of these securities.

The second offering was completed on March 26, 2002 and raised $8,000,000 through Trust II, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.60% and is paid quarterly. For the period beginning on December 26, 2005 through March 25, 2006, the trust preferred securities bear an interest rate of 8.12% per annum. Prior to March 26, 2007, the interest rate cannot exceed 11.0%. The Company incurred $271,000 in issuance costs, which are being amortized over the term of these securities.

The third offering was completed on June 5, 2003 and raised $5,000,000 through Trust III, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 15, June 15, September 15 and December 15 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.15% and is paid quarterly. For the period beginning on December 15, 2005 through March 14, 2006, the trust preferred securities bear an interest rate of 7.64% per annum.

The fourth offering was completed on December 22, 2003 and raised $5,000,000 through Trust IV, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on January 7, April 7, July 7 and October 7 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.85% and is paid quarterly. For the period beginning on December 22, 2005 through March 21, 2006, the trust preferred securities bear an interest rate of 7.00% per annum.

The fifth offering was completed on December 17, 2003 and raised $10,000,000 through Trust V, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 17, June 17, September 17 and December 17 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.95% and is paid quarterly. For the period beginning on December 17, 2005 through March 16, 2006, the trust preferred securities bear an interest rate of 7.45% per annum.

With the adoption of FIN No. 46R, the subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated statements of financial condition in the liabilities section at December 31, 2005 and 2004, under the caption “subordinated debentures.” The Company also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2005 and 2004 for the common capital securities issued by the issuer trusts and held by the Company.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits. At December 31, 2005, $38.0 million of the subordinated debentures was included in Tier 1 capital and at December 31, 2004, approximately $31.7 million was included in Tier 1 capital.

9. INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2005:
Federal	$14,031	$(370)	$13,661
State	5,185	(35)	5,150

	$19,216	$(405)	$18,811

2004:
Federal	$10,339	$(750)	$9,589
State	4,145	(277)	3,868

	$14,484	$(1,027)	$13,457

2003:
Federal	$6,628	$(544)	$6,084
State	2,746	(405)	2,341

	$9,374	$(949)	$8,425

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2005 and 2004 are comprised of the following.

	2005	2004
	(In thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$8,012	$6,629
Net operating loss carryforward	3,667	4,038
Investment securities impairment writedown	1,161	1,228
Lease expense	1,194	986
State tax deductions	1,079	786
Accrued compensation	643	673
Deferred compensation	514	481
Mark to market on loans held for sale	425	192
Depreciation	50	—
Other	324	567
Unrealized loss on securities available for sale	1,326	287
Unrealized loss on interest rate swaps	1,163	116

	19,558	15,983

Deferred tax liabilities:
Amortization of intangibles	(287)	(425)
Depreciation	—	(202)
FHLB stock dividends	(292)	(222)
Deferred loan costs	(1,555)	(775)
State taxes deferred and other	(935)	(909)
Prepaid expenses	(548)
Unrealized gain on interest rate swaps	—	—
Unrealized gain on interest only strips	(47)	(58)

	(3,664)	(2,591)

Valuation allowance	—	—
Net deferred tax assets:	$15,894	$13,392

The company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2005.

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2005	2004	2003
Statutory tax rate	35%	35%	35%
State taxes—net of federal tax benefit	7	7	7
Nontaxable income		(1)	(3)
Other	(1)	(1)	(1)

	41%	40%	38%

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s net operating loss carry-forwards is as follows:

	Federal			State
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual * Limitation
	(In thousands)
2005
Nara Ownership Change	$332	2009	$83	$290	2011	$83
Korea First Bank of New York	6,954	2019	497	—		—
Asiana	2,755	2013	348	1,117	2009	348

Total	$10,041		$928	$1,407		$431

2004
Nara Ownership Change	$415	2009	$83	$373	2011	$83
Korea First Bank of New York	7,451	2019	497	—		—
Asiana	3,103	2013	348	1,465	2009	348

Total	$10,969		$928	$1,838		$431

*	For 2003 and 2002, California suspended the use of net operating losses. During 2004, California reinstated the use of net operating losses, and the Company was able to utilize $719,000 of state net operating loss carry-forwards during 2004 and $431,000 during 2005.

10. STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

In September 2005, the Company raised additional capital of $19.6 million through the sale of its common stock to Dr. Chong-Moon Lee, director and chairman of the board of directors of Nara Bancorp. The Company issued 1,440,920 shares of its common stock to Dr. Lee at a purchase price of $13.88 per share, which was the closing bid price on the date the Stock Purchase Agreement was executed. The transaction closed on September 12, 2005.

The Company adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are exercisable in installments, which need not be equal, as shall be determined at the time of grant. Option prices may not be less than the fair market value of the Company’s common stock at the date of grant. The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of December 31, 2005. The Company has issued 2,366,000 shares, net of forfeitures under this plan as of December 31, 2005. As of December 31, 2005, 434,000 shares are available for future grants. After 10 years from grant, all unexercised options will expire.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the stock option plans is as follows for the years ended December 31:

	2005		2004		2003
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Options outstanding, beginning of year	2,723,964	$6.32	2,973,124	$6.08	2,070,564	$2.41
Options granted	490,000	17.56	90,000	16.27	1,720,000	8.65
Options forfeited	(587,968)	7.59	(126,000)	9.34	(40,000)	8.65
Options exercised	(671,516)	3.47	(213,160)	5.30	(777,440)	1.87

Options outstanding, end of year	1,954,480	$9.74	2,723,964	$6.32	2,973,124	$6.08

Options exercisable at year-end	900,080	$7.25	1,328,764	$3.86	914,464	$1.79

Options outstanding at year-end 2005 were as follows:

	December 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$ 1.29	197,280	1.6 years	$1.29	197,280	$1.29
$2.01 - $ 5.00	124,000	5.5 years	4.61	116,000	4.65
$5.01 - $ 9.00	1,143,200	7.3 years	8.41	506,800	8.48
$14.01 - $22.00	490,000	9.5 years	17.56	80,000	17.97

	1,954,480	7.2 years	$9.74	900,080	$7.25

11. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2005 and 2004 amounted to $1,770,000 and $1,602,000, respectively, which are included in other liabilities. The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan. The Company has also purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Bank will be paid to beneficiaries named by the directors and officers.

During the years ending December 31, 2003 and 2002, several of the split dollar life insurance agreements the Company had entered into precluded the Company from being able to fully realize the cash surrender value of the life insurance policies as of the balance sheet date, as the agreements required the Company to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, the Company recorded discounts of $345,000 and $1,411,000 for 2003 and 2002 on

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the cash surrender value of the split dollar life insurance policies to record the cash surrender value at the amount that can be effectively realized at the balance sheet date for the estimated present value of the cash surrender value based upon the estimated mortality dates of the split dollar participants. During the fourth quarter of 2004, the Company amended certain of the split dollar life insurance agreements in order to eliminate the requirement for the Company to continue to maintain the policies or replace them with comparable life insurance policies. Accordingly, in the fourth quarter of 2004, the Company reversed $1,426,000 of the discounts on the cash surrender value of the split dollar life insurance policies established in 2003 and 2002. Expense recognized under the deferred compensation plan totaled $158,000, $150,000 and $149,000 for 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the cash surrender value of all policies, net of discounts of $352,000 and $330,000 was $14,640,000 and $14,226,000, respectively.

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching will be immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $359,000, $350,000 and $250,000 for 2005, 2004 and 2003, respectively.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. No shares of common stock were purchased for the ESOP during 2005 and 2004. The Company purchased 5,000 shares in 2003. The Company’s contribution and expense to the ESOP was approximately $224,000 and $232,000 for 2005 and 2004, respectively. No contribution to the ESOP was made in 2003. As of December 31, 2005 and 2004, the ESOP held 181,844 and 197,484 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2005 and 2004, 15,640 and 5,336 shares were withdrawn from the ESOP by participants who terminated their employment with the Company.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2005, the future minimum rental commitments under these leases and other operating leases are as follows:

(In thousands)
2006	$5,570
2007	4,853
2008	4,533
2009	4,127
2010	3,639
Thereafter	19,658

$42,381

Operating lease expense recorded under such leases in 2005, 2004 and 2003 amounted to approximately $4,963,000, $4,329,000 and $ 4,010,000, respectively.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. As of December 31, 2005, the Company did not record any accrued liability for litigation settlements. As of December 31, 2004, the Company recorded an accrued liability of $120,000 for litigation settlements, which were paid out in 2005.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and other commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit and other commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.

Commitments at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(In thousands)
Commitments to extend credit	$199,968	$151,726
Standby letters of credit	14,077	22,108
Other commercial letters of credit	25,858	29,035

	$239,903	$202,869

Commitments and letters of credit generally have variable rates that are tied to the prime rate. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payment for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2005 and 2004.

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

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value estimates are made at a discrete point in time based on relevant market data information about the financial instruments and other factors. The fair value estimates have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2005 and 2004; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$66,024	$66,024
Term federal funds sold	7,000	7,000
Securities available for sale	174,709	174,709
Securities held to maturity	1,001	1,023
Loans held for sale	17,083	18,134
Loans receivable—net	1,428,122	1,426,987
Federal Home Loan Bank stock	6,463	6,463
Federal Reserve Bank stock	1,803	1,803
Accrued interest receivable	7,620	7,620
Customers’ liabilities on acceptances	6,982	6,982

Liabilities:
Noninterest-bearing deposits	$(371,943)	$(371,943)
Saving and other interest bearing demand deposits	(306,498)	(306,498)
Time deposits	(848,045)	(846,225)
Borrowings from Federal Home Loan Bank	(31,000)	(30,672)
Accrued interest payable	(8,755)	(8,755)
Bank’s liabilities on acceptances outstanding	(6,982)	(6,982)
Subordinated debentures	(39,268)	(40,350)

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$75,212	$75,212
Term federal funds sold	12,000	12,000
Securities available for sale	133,386	133,386
Securities held to maturity	2,001	2,088
Loans held for sale	4,730	5,136
Loans receivable—net	1,207,107	1,207,883
Federal Home Loan Bank stock	4,802	4,802
Federal Reserve Bank stock	1,803	1,803
Accrued interest receivable	5,124	5,124
Customers’ liabilities on acceptances	7,448	7,448

Liabilities:
Noninterest-bearing deposits	$(328,326)	$(328,326)
Saving and other interest bearing demand deposits	(442,334)	(442,334)
Time deposits	(485,315)	(485,657)
Borrowings from Federal Home Loan Bank	(90,000)	(90,352)
Accrued interest payable	(3,412)	(3,412)
Bank’s liabilities on acceptances outstanding	(7,448)	(7,448)
Subordinated debentures	(39,268)	(39,827)

The methods and assumptions used to estimate fair value are described as follows.

The carrying amount is the estimated fair value for cash and cash equivalents, term federal funds sold, savings and other interest bearing demand deposits, Federal Home Loan Bank stock, Federal Reserve Bank stock, accrued interest receivable and payable, customer’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Fair value of securities are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of loans held for sale is based on market quotes. Fair value of time deposits and debt is based on current rates for similar financing. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

14. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements, such as restrictions on the growth, expansion or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total capital
(to risk-weighted assets):
Company	$200,100	12.9%	$124,047	8.0%	N/A	N/A
Bank	$191,996	12.4%	$123,879	8.0%	$154,849	10.0%
Tier I capital
(to risk-weighted assets):
Company	$182,483	11.8%	$62,024	4.0%	N/A	N/A
Bank	$174,379	11.3%	$61,940	4.0%	$92,910	6.0%
Tier I capital (to average assets):
Company	$182,483	10.2%	$71,402	4.0%	N/A	N/A
Bank	$174,379	9.8%	$71,189	4.0%	$88,986	5.0%

As of December 31, 2004:
Total capital
(to risk-weighted assets):
Company	$147,417	11.3%	$104,730	8.0%	N/A	N/A
Bank	$143,952	11.0%	$104,558	8.0%	$130,697	10.0%
Tier I capital
(to risk-weighted assets):
Company	$126,387	9.7%	$52,365	4.0%	N/A	N/A
Bank	$129,325	9.9%	$52,279	4.0%	$78,418	6.0%
Tier I capital (to average assets):
Company	$126,387	8.9%	$56,979	4.0%	N/A	N/A
Bank	$129,325	9.1%	$56,852	4.0%	$71,065	5.0%

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may not pay dividends or make any other capital distribution if, after making the distribution, the Company would be undercapitalized. Based on the current financial status of the Company, the Company believes that such limitations and restrictions will not impair the Company’s ability to continue to pay dividends at historical levels.

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding three years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. Under these limitations, during 2006, the Bank could pay dividends up to $65.8 million plus 2006 net income to the holding company. However, as a result of a recent regulatory examination, the Company’s regulatory agencies have placed additional restrictions and requirements on the Company, which have the effect of limiting the Company’s growth and expansion and its ability to pay cash dividends without prior regulatory approval.

Memorandum of Understanding

On July 29, 2005, Nara Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“Department”). Under the terms of the MOU, the Bank cannot declare dividends, without the prior written approval of the Reserve Bank and the Department. Other material provisions of the MOU require Nara Bancorp and the Bank to: (i) employ an independent consultant acceptable to the Reserve Bank and the Department to conduct a review of the composition, structure and effectiveness of Nara Bank’s current directors and executive officers, (ii) prepare and submit a written plan to the Reserve Bank and the Department to strengthen the Bank’s Board of Directors’ oversight of management and operations of the Bank, (iii) prepare and submit to the Reserve Bank and the Department acceptable policies, procedures and programs to strengthen the Bank’s internal controls, (iv) prepare and submit to the Reserve Bank and the Department a written plan to strengthen the oversight of the Bank’s internal audit function, (v) take such actions necessary to comply with Section 501 of the Gramm-Leach-Bliley Act, (vi) prepare and submit to the Reserve Bank and the Department an acceptable written information security program and a comprehensive written business resumption plan, and conduct a formal test of the business resumption plan, (vii) prepare and submit a written contingency capital plan, (viii) prepare and submit to the Reserve Bank and Department financial projections for the years 2005-2007 and revise the Bank’s three-year strategic plan, (ix) prepare and submit during the term of the MOU, annual financial projections for each subsequent calendar year at least one month prior to the beginning of the calendar year, (x) notify the Reserve Bank and the Department of all revisions to the budget within 5 days of approval by the Bank’s Board of Directors, (xi) notify the Reserve Bank and the Department thirty (30) days prior to the appointment of any new director or senior executive officer or changing the responsibilities of any current senior officer, (xii) permit the Bank to make any indemnification and golden parachute or severance payments, or enter into any agreements to make such payments to institution–affiliated parties only with the prior written approval of the Board of Governors of the Federal Reserve System and concurrence of the Federal Deposit Insurance Corporation, and (xiii) prepare and submit progress reports to the Reserve Bank and the Department. The MOU will remain in effect until modified or terminated by the Reserve Bank and the Department.

Additional Company Restrictions

Nara Bancorp has agreed with the Reserve Bank and the Department to additional restrictions as well, and must take all necessary steps to ensure that the Bank complies with the MOU, and it also must report its progress

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the Reserve Bank. In addition, Nara Bancorp may not declare any dividends or make any payments on the outstanding trust preferred securities issued by Nara Bancorp’s subsidiaries and may not receive any dividends or payments representing a reduction of capital from the Bank, without the prior written approval of the Reserve Bank. Without the consent of the Reserve Bank, Nara Bancorp may not: (i) increase its borrowings, incur any debt or renew existing debt, (ii) issue any trust preferred securities, (iii) purchase any of its stock, (iv) appoint any new director or senior executive officer or change the responsibilities of any current senior executive officer, or (v) make any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties. Finally, Nara Bancorp must affirmatively ensure that all regulatory reports filed, accurately reflect Nara Bancorp’s condition, are filed on a timely basis, and all records, and supporting work papers are maintained.

Troubled Condition Designation

On July 8, 2005, the Reserve Bank notified Nara Bancorp and Nara Bank that it had designated Nara Bancorp and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither Nara Bancorp nor Nara Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without providing the Reserve Bank thirty (30) days prior written notice. The Board of Governors of the Federal Reserve System may disapprove a notice in certain circumstances. In addition, neither Nara Bancorp nor Nara Bank may make indemnification or severance payments or enter into agreements with institution-affiliated parties therefore without complying with certain statutory restrictions including prior written approval of the Board of Governors of the Federal Reserve System and concurrence from the Federal Deposit Insurance Corporation.

Progress with the MOU-Related Requirements

The Board of Directors has appointed a Joint Compliance Committee (“JCC”) consisting solely of independent directors of Nara Bancorp and Nara Bank to plan, coordinate and monitor compliance with the MOU-related requirements. The JCC has been meeting regularly with the management to closely monitor its MOU compliance progress. In addition, The Secura Group, the independent consulting firm that was engaged by the JCC, has completed its independent review of the Board of Directors and management and has issued its report to the Board of Directors. An action plan in response to the Secura report is required to be submitted to the regulators by March 22, 2006. Finally, Nara Bancorp and Nara Bank have been able to obtain timely approvals from the regulators on various items that require approval such as the quarterly cash dividends on its common stock and the trust preferred securities. Through its quarterly progress reports, Nara Bancorp and Nara Bank will keep the regulators updated of its progress on the MOU-related requirements.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
2005
Basic EPS	$26,857	24,119,107	$1.11
Effect of dilutive securities:
Stock Options	—	943,814

Diluted EPS	$26,857	25,062,921	$1.07

2004
Basic EPS	$19,782	23,228,672	$0.85
Effect of dilutive securities:
Stock Options	—	1,347,502

Diluted EPS	$19,782	24,576,174	$0.80

2003
Basic EPS	$13,728	22,055,890	$0.62
Effect of dilutive securities:
Stock Options	—	983,582
Stock Warrants	—	65,210

Diluted EPS	$13,728	23,104,682	$0.59

Stock options for 260,000, 20,000 and 0 shares of common stock that could potentially dilute earnings per share in the future were not considered in computing diluted earnings per common share for 2005, 2004 and 2003, respectively, because to do so would have been antidilutive for the periods.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2005	2004	2003
	(In thousands)
Unrealized holding gains on securities available-for sale and interest only strips	$(2,557)	$(1,030)	$(1,510)
Reclassification adjustments for other than temporary impairment on securities	—	2,593	—
Reclassification adjustments for (gains) losses realized in income	(143)	(743)	(1,087)

Net unrealized gain (loss)	(2,700)	820	(2,597)
Tax expense (benefit)	(1,050)	329	(1,039)

Net of tax amount	$(1,650)	$491	$(1,558)

Change in fair value of the effective portion of derivatives used for cash flow hedges	$(2,146)	$1,518	$1,730
Reclassification adjustments for (gains) losses realized in income	(472)	(3,108)	(3,432)

Net unrealized gain (loss)	(2,618)	(1,590)	(1,702)
Tax expense (benefit)	(1,047)	(636)	(681)

Net of tax amount	$(1,571)	$(954)	$(1,021)

Total other comprehensive income (loss)	$(3,221)	$(463)	$(2,579)

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on $100 million and $140 million of variable rate loans indexed to Prime as of December 31, 2005 and 2004, respectively. During 2005, two of the eight interest rate swaps with a notional amount of $40 million matured. As of December 31, 2005, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a loss of $1,744,791 (net of tax benefit of $1,163,194), of which $578,000 is expected to be reclassified as a reduction into interest income within the next 12 months. As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 7 years.

Interest rate swap information at December 31, 2005 and 2004 is summarized as follows:

Current Notional Amount				2005		2004
	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
	(In thousands)
N/A	H.15 Prime[1]	6.95%	4/29/2005	$—	$—	$94	$76
$20,000	H.15 Prime[1]	7.59%	4/30/2007	(32)	(32)	553	430
20,000	H.15 Prime[1]	6.09%	10/09/2007	(558)	(558)	(197)	(197)
20,000	H.15 Prime[1]	6.58%	10/09/2009	(805)	(805)	(211)	(211)
20,000	H.15 Prime[1]	7.03%	10/09/2012	(918)	(918)	(253)	(253)
N/A	H.15 Prime[1]	5.60%	12/17/2005	—	—	(76)	(76)
10,000	H.15 Prime[1]	6.32%	12/17/2007	(264)	(264)	(52)	(52)
10,000	H.15 Prime[1]	6.83%	12/17/2009	(331)	(331)	(7)	(7)

$100,000				$(2,908)	$(2,908)	$(149)	$(290)

(1)	Prime rate is based on Federal Reserve statistical release H.15

The realized gain or (loss) recognized in earnings on interest rate swaps due to hedge ineffectiveness was ($141,000), ($382,000) and $80,000 for 2005, 2004 and 2003, respectively. Interest income recorded on swap transactions totaled $472,000, $3,108,000 and $3,432,000 for 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company pledged certain agency securities as collateral to the interest rate swap counterparties with a book value of $1.0 million and $6.7 million in real estate loans.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005
Interest income	$24,094	$27,496	$31,504	$33,417
Interest expense	6,762	8,500	10,731	11,658

Net interest income before provision for loan losses	17,332	18,996	20,773	21,759
Provision for loan losses	1,650	1,950	970	857
Non-interest income	4,179	5,029	5,788	5,909
Non-interest expense	10,700	12,454	12,062	13,454

Income before income tax provision	9,161	9,621	13,529	13,357
Income tax provision	3,756	4,009	5,600	5,446

Net income	$5,405	$5,612	$7,929	$7,911

Basic earnings per common share	$0.23	$0.24	$0.33	$0.31
Diluted earnings per common share	$0.22	$0.23	$0.32	$0.30

	March 31	June 30	September 30	December 31*
	(In thousands, except per share amounts)
2004
Interest income	$17,246	$18,225	$19,903	$21,697
Interest expense	3,934	4,176	4,984	5,592

Net interest income before provision for loan losses	13,312	14,049	14,919	16,105
Provision for loan losses	1,500	1,300	900	200
Non-interest income	4,185	5,103	5,931	5,514
Non-interest expense	10,268	10,686	11,277	9,748

Income before income tax provision	5,729	7,166	8,673	11,671
Income tax provision	2,189	2,774	3,481	5,013

Net income	$3,540	$4,392	$5,192	$6,658

Basic earnings per common share	$0.15	$0.19	$0.22	$0.29
Diluted earnings per common share	$0.14	$0.18	$0.21	$0.27

*	The increase in net income for the fourth quarter of 2004 compared to the third quarter of 2004 was primarily due to decreased provision for loan losses and non-interest expense partially offset by decreased non-interest income. The decrease in non-interest expense is primarily attributable to the reversal of $1.4 million of the discounts on the cash surrender value of life insurance as discussed in Note 11. The decreased provision for loan losses for the fourth quarter of 2004 was primarily due to slower loan growth and a decrease in non-performing loans. The decrease in non-interest income for the fourth quarter of 2004 compared to the previous quarter was primarily due to a $361,000 decrease in net gains on sales of loans.

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2005
Net interest income	$60,595	$6,697	$11,568	$78,860
Less provision for loan losses	5,152	20	255	5,427
Non-interest income	10,853	3,010	7,042	20,905

Net revenue	66,296	9,687	18,355	94,338
Non-interest expense	40,166	4,532	3,972	48,670

Income before income taxes	$26,130	$5,155	$14,383	$45,668

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,397,427	$112,270	$266,959	$1,776,656

2004
Net interest income	$45,373	$4,593	$8,419	$58,385
Less provision for loan losses	3,150	—	750	3,900
Non-interest income	9,286	2,952	8,495	20,733

Net revenue	51,509	7,545	16,164	75,218
Non-interest expense	33,736	3,220	5,023	41,979

Income before income taxes	$17,773	$4,325	$11,141	$33,239

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,196,395	$111,634	$200,282	$1,508,311

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2003
Net interest income	$35,118	$4,521	$5,853	$45,492
Less provision for loan losses	3,475	805	970	5,250
Non-interest income	12,240	2,833	5,008	20,081

Net revenue	43,883	6,549	9,891	60,323
Non-interest expense	30,355	4,427	3,388	38,170

Income before income taxes	$13,528	$2,122	$6,503	$22,153

Goodwill	$2,347	$—	$—	$2,347

Total assets	$981,049	$97,442	$181,280	$1,259,771

20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
	(In thousands)
ASSETS:
Cash and cash equivalents	$4,024	$3,390
Other assets	6,284	2,152
Investment in bank subsidiary	176,651	135,792

TOTAL ASSETS	$186,959	$141,334

LIABILITIES:
Other borrowings	$39,268	$39,268
Accounts payable and other liabilities	937	812

Total liabilities	40,205	40,080
STOCKHOLDERS’ EQUITY	146,754	101,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,959	$141,334

NAPA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Interest expense	$(2,863)	$(2,342)	$(1,551)
Cash dividends from bank subsidiary	—	—	1,000
Other operating income	—	—	9
Other operating expense	(941)	(527)	(662)
Equity in net earnings of bank subsidiary	29,080	21,803	14,932

Income before income tax benefit	25,276	18,934	13,728
Income tax benefit	(1,581)	(848)	—

Net income	$26,857	$19,782	$13,728

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,857	$19,782	$13,728
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization	26	8	—
Tax benefit from stock options exercised	2,605	728	314
Change in other assets	(4,163)	39	(1,270)
Change in accounts payable and other liabilities	67	64	361
Equity in net earnings of bank subsidiary	(29,080)	(21,803)	(14,932)

Net cash from operating activities	(3,688)	(1,182)	(1,799)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	(15,000)	(10,000)	—

Net cash from investing activities	(15,000)	(10,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to the Bank for borrowing	—	—	(2,549)
Proceeds from issuance of subordinated debentures, net	—	—	20,620
Proceeds from exercise of warrants	—	—	342
Proceeds from issuance of common stocks	19,625
Proceeds from exercise of stock options	2,328	1,129	1,449
Payments of cash dividends	(2,631)	(2,437)	(2,183)

Net cash from financing activities	19,322	(1,308)	17,679

NET CHANGE IN CASH AND CASH EQUIVALENTS	634	(12,490)	15,880
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	3,390	15,880	—

CASH AND CASH EQUIVALENTS,
END OF YEAR	$4,024	$3,390	$15,880