Form 10-Q
period 2006-03-31
NARA BANCORP INC
filed 2006-05-10
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of April 30, 2006, there were 25,565,948 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS

	(Unaudited) March 31, 2006)	December 31, 2005
	(Dollars in thousands, except share data
Cash and cash equivalents:
Cash and due from banks	$38,306	$32,924
Federal funds sold	75,500	33,100

Total cash and cash equivalents	113,806	66,024
Term federal funds sold	7,000	7,000
Securities available for sale, at fair value	185,653	174,709
Securities held to maturity, at amortized cost (fair value: March 31, 2006 - $1,015; December 31, 2005 - $1,023)	1,000	1,001
Loans held for sale, at the lower of cost or market	15,422	17,083
Loans receivable, net of allowance for loan losses (March 31, 2006 - $18,398; December 31, 2005 - $17,618)	1,505,979	1,428,122
Federal Reserve Bank stock, at cost	1,803	1,803
Federal Home Loan Bank (FHLB) Stock, at cost	6,538	6,463
Premises and equipment, net	8,575	8,148
Accrued interest receivable	7,694	7,620
Deferred tax assets, net	16,458	15,894
Customers’ liabilities on acceptances	5,180	6,982
Cash surrender value of life insurance	14,775	14,640
Goodwill	2,347	2,347
Other intangible assets, net	3,416	3,589
Other assets	15,664	14,397

Total assets	$1,911,310	$1,775,822

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2006	December 31, 2005
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest-bearing	$375,672	$371,943
Interest-bearing:
Money market and other	218,235	185,550
Savings deposits	141,327	120,948
Time deposits of $100,000 or more	732,348	714,636
Other time deposits	183,041	133,409

Total deposits	1,650,623	1,526,486
Borrowing from Federal Home Loan Bank	31,000	31,000
Accrued interest payable	11,655	8,755
Acceptances outstanding	5,180	6,982
Subordinated debentures	39,268	39,268
Other liabilities	19,127	16,577

Total liabilities	1,756,853	1,629,068
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 25,557,948 and 25,444,442 shares at March 31, 2006 and December 31, 2005, respectively	25	25
Capital surplus	70,900	69,451
Retained earnings	88,192	81,016
Accumulated other comprehensive loss, net	(4,660)	(3,738)

Total stockholders’ equity	154,457	146,754

Total liabilities and stockholders’ equity	$1,911,310	$1,775,822

See accompanying notes to consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$32,400	$22,455
Interest on securities	1,884	1,400
Interest on federal funds sold and other investments	792	239

Total interest income	35,076	24,094

INTEREST EXPENSE:
Interest on deposits	11,589	5,458
Interest on subordinated debentures	785	657
Interest on other borrowings	337	647

Total interest expense	12,711	6,762

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	22,365	17,332
PROVISION FOR LOAN LOSSES	1,080	1,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,285	15,682

NON-INTEREST INCOME:
Service fees on deposit accounts	1,537	1,578
International service fees	614	675
Loan servicing fees, net	466	399
Wire transfer fees	348	341
Other income and fees	591	422
Net gains on sales of SBA loans	1,717	749
Net gains on sales of securities available-for sale	—	15

Total non-interest income	5,273	4,179

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,811	5,263
Occupancy	1,816	1,596
Furniture and equipment	520	510
Advertising and marketing	551	390
Data processing and communications	953	796
Professional fees	678	756
Other	1,880	1,389

Total non-interest expense	13,209	10,700

INCOME BEFORE INCOME TAXES	13,349	9,161
INCOME TAXES	5,470	3,756

NET INCOME	$7,879	$5,405

EARNINGS PER SHARE
Basic	$0.31	$0.23
Diluted	0.30	0.22

See accompanying notes to consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss) , net	Comprehensive Income
BALANCE, JANUARY 1, 2005	23,333,338	$23	$44,903	$(3)	$56,848	$(517)
Stock options exercised	34,656	—	177
Amortization of restricted stock	(1,334)		(8)	1
Forfeiture of restricted stock				2
Cash dividends declared ($0.0275 per share)					(642)
Comprehensive income:
Net income					5,405		$5,405
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(816)	(816)
Change in unrealized gain (loss) on interest only strip, net of tax						(8)	(8)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,282)	(1,282)

Total comprehensive income							$3,299

BALANCE, March 31, 2005	23,366,660	$23	$45,072	$—	$61,611	$(2,623)

BALANCE, JANUARY 1, 2006	25,444,442	$25	$69,451	$—	$81,016	$(3,738)
Stock options exercised	113,506	—	874
Tax benefit from stock options exercised			287
Stock-based compensation			288
Cash dividends declared ($0.0275 per share)					(703)
Comprehensive income:
Net income					7,879		$7,879
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(337)	(337)
Change in unrealized gain (loss) on interest only strip, net of tax						(6)	(6)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(579)	(579)

Total comprehensive income							$6,957

BALANCE, March 31, 2006	25,557,948	$25	$70,900	$—	$88,192	$(4,660)

See accompanying notes to consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,879	$5,405
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	1,020	779
Stock-based compensation expense	288	—
Provision for loan losses	1,080	1,650
Proceeds from sales of loans	26,180	14,108
Originations of loans held for sale	(22,802)	(15,713)
Net gains on sales of loans	(1,717)	(749)
Net gains on sales of securities available for sale	—	(15)
Net change in cash surrender value of life insurance	(135)	(95)
Net losses on sales of premises and equipment	—	6
Change in accrued interest receivable	(74)	(1,033)
FHLB stock dividends	(75)	—
Change in other assets	(1,602)	(733)
Change in accrued interest payable	2,900	933
Change in other liabilities	1,582	2,494

Net cash from operating activities	14,524	7,037

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(78,937)	(104,686)
Purchase of premises and equipment	(933)	(409)
Purchase of securities available for sale	(15,253)	(14,855)
Purchase of FHLB stock	—	(392)
Proceeds from disposition of premises and equipment	5	—
Proceeds from sales of securities available for sale	—	7,417
Proceeds from matured or called securities available for sale	3,777	5,160

Net cash used in investing activities	(91,341)	(107,765)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	124,137	101,289
Payment of cash dividends	(699)	(642)
Repayment of FHLB borrowings	—	(65,000)
Proceeds from FHLB borrowings	—	38,500
Tax benefit from stock options exercised	287	—
Proceeds from stock options exercised	874	177

Net cash from financing activities	124,599	74,324

NET CHANGE IN CASH AND CASH EQUIVALENTS	47,782	(26,404)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,024	87,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,806	$60,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$9,811	$5,829
Income taxes paid	$1,875	$320
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$81	$—

See accompanying notes to consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nara Bancorp, Inc.

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

We believe that we have made all adjustments necessary to fairly present our financial position at March 31, 2006 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2005 Annual Report on Form 10-K.

3.	Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) establishes accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q were not restated.

We adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are generally granted with an exercise price equal to the market price at the date of grant with vesting periods from three to five years and have 10-year contractual terms. The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of March 31, 2006. The Company has issued 2,426,000 shares, net of forfeitures under this plan as of March 31, 2006. As of March 31, 2006, 374,000 shares are available for future grants.

The fair value of each option is estimated on the date of grant using Black-Scholes valuation model that uses the assumptions noted in the following table. Since this model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ending March 31,
	2006	2005
Risk-free interest rate	4.80%	4.12%
Expected option life (years)	6.43	3.29
Expected stock price volatility	40.39%	35.34%
Dividend yield	0.60%	0.56%
Weighted average fair value of options granted during the period	$7.69	$6.06

A summary of share option activity under the plan for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted - Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	2006
Outstanding - January 1, 2006	1,954,480	$9.74
Granted	140,000	16.86
Exercised	(113,506)	7.70
Forfeited/canceled	(80,000)	21.87

Outstanding - March 31, 2006	1,900,974	$9.88	6.79	$14,583,000

Options exercisable - March 31, 2006	830,574	$7.95	5.28	$7,976,000

The aggregate intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $1,090,000 and $525,000, respectively. Total fair value of shares vested for the same periods was $265,000 and $0.

The amount charged against income, before income tax benefit of $118,000, in relation to the stock-based payment arrangement was $288,000 for the three months ending March 31, 2006. At March 31, 2006, unrecognized compensation expense related to non-vested stock option grants aggregated to $2,595,000 and is expected to be recognized as follows:

Stock Option Compensation Expense
(in thousands)
Remainder of 2006	$867
For the year ended December 31,:
2007	800
2008	577
2009	245
2010	106

Total	$2,595

There were no modifications of awards during the periods ended March 31, 2006 and 2005.

4.	Dividends

Nara Bancorp and Nara Bank are parties to a Memorandum of Understanding with the Federal Reserve Bank and the California Department of Financial Institutions. Nara Bank may not declare or pay any cash dividends to Nara Bancorp without the prior written approval of the Federal Reserve Bank and the California Department of Financial Institutions. Also, under a Board resolution, Nara Bancorp may not declare or pay any cash dividends to its stockholders without the prior written approval of the Federal Reserve Bank. No assurance can be given that the regulators would approve a request to pay cash dividends.

On March 13, 2006, we declared a $0.0275 per share cash dividend which was paid on April 14, 2006 to stockholders of record at the close of business on March 31, 2006. In accordance with the terms of the MOU, we submitted to, and received approval from, the Federal Reserve Bank to pay the cash dividend in addition to dividend payments on the Trust Preferred Securities related to the Subordinated Debentures.

5.	Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2006, stock options for 180,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2006 and 2005.

	For the three months ended March 31,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$7,879	25,473,400	$0.31	$5,405	23,353,801	$0.23
Effect of Dilutive Securities:
Stock Options	—	667,446		—	1,315,920

Diluted EPS	$7,879	26,140,846	$0.30	$5,405	24,669,721	$0.22

6.	Recent Accounting Pronouncement

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

7.	Loans Receivable and Allowance For Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial loans	$495,080	$483,231
Real estate loans	973,903	900,699
Consumer and other loans	58,214	64,633

	1,527,197	1,448,563
Unamortized deferred loan fees, net of cost	(2,820)	(2,823)
Allowance for loan losses	(18,398)	(17,618)

Loans receivable, net	$1,505,979	$1,428,122

Activity in the allowance for loan losses is as follows for the periods indicated:

	Three months ended March 31,
	2006	2005
Balance, beginning of period	$17,618	$14,627
Provision for loan losses	1,080	1,650
Loan charge-offs	(651)	(856)
Loan recoveries	351	294

Balance, end of period	$18,398	$15,715

At March 31, 2006, December 31, 2005 and March 31, 2005, the Company had classified $4.9 million, $5.8 million and $3.6 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1.4 million, $1.4 million and $975 thousand, respectively. There were no impaired loans without specific loss allocations. At March 31, 2006, non-accrual loans totaled $4.6 million compared to $5.5 million at December 31, 2005 and $3.8 million at March 31, 2005. At March 31, 2006, December 31, 2005 and March 31, 2005, there were no loans past due more than 90 days and still accruing interest.

8.	Derivative Financial Instruments and Hedging Activities

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the notional amount of $100,000,000 of variable rate loans indexed to Prime. As of March 31, 2006, the amounts in accumulated other comprehensive loss associated with these cash flow hedges totaled a loss of $2,324,000 (net of tax benefit of $1,549,000), of which $1.1 million is expected to be reclassified as a reduction into interest income within the next 12 months. As of March 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 6.5 years.

Interest rate swap information at March 31, 2006 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
20,000	H.15 Prime[1]	7.59%	4/30/2007	(120)	(120)
20,000	H.15 Prime[1]	6.09%	10/09/2007	(612)	(612)
20,000	H.15 Prime[1]	6.58%	10/09/2009	(1,025)	(1,025)
20,000	H.15 Prime[1]	7.03%	10/09/2012	(1,358)	(1,358)
10,000	H.15 Prime[1]	6.32%	12/17/2007	(304)	(304)
10,000	H.15 Prime[1]	6.83%	12/17/2009	(453)	(453)

$100,000				$(3,872)	$(3,872)

1.	Prime rate is based on Federal Reserve statistical release H.15

No loss was recognized on interest rate swaps for the three months ended March 31, 2006. The realized loss on interest rate swaps due to hedge ineffectiveness was $35 thousand for the three months ended March 31, 2005. During the first quarters of 2006 and 2005, interest income (expense) recorded on swap transactions totaled ($164) thousand and $417 thousand, respectively. At March 31, 2006, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $1.0 million and real estate loans of approximately $7.2 million.

9.	Business Segments

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2006 and 2005.

Three Months Ended March 31, (Dollars in thousands)	Business Segment
	Banking Operations	TFS	SBA	Company
2006
Net interest income, before provision for loan losses	$17,202	$1,809	$3,354	$22,365
Less provision for loan losses	735	—	345	1,080
Non-interest income	2,375	657	2,241	5,273

Net revenue	18,842	2,466	5,250	26,558
Non-interest expense	10,939	782	1,488	13,209

Income before income taxes	$7,903	$1,684	$3,762	$13,349

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,453,117	$153,418	$304,775	$1,911,310

2005
Net interest income, before provision for loan losses	$13,618	$1,404	$2,310	$17,332
Less provision for loan losses	1,610	20	20	1,650
Non-interest income	2,286	702	1,191	4,179

Net revenue	14,294	2,086	3,481	19,861
Non-interest expense	8,646	919	1,135	10,700

Income before income taxes	$5,648	$1,167	$2,346	$9,161

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,249,942	$125,763	$214,762	$1,590,467

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three months ended March 31, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$35,076	$24,094
Interest expense	12,711	6,762

Net interest income	22,365	17,332
Provision for loan losses	1,080	1,650

Net interest income after provision for loan losses	21,285	15,682
Non-interest income	5,273	4,179
Non-interest expense	13,209	10,700

Income before income tax provision	13,349	9,161
Income tax provision	5,470	3,756

Net income	$7,879	$5,405

Per Share Data:
Earnings per share - basic	$0.31	$0.23
Earnings per share - diluted	$0.30	$0.22
Book value (period end)	$6.04	$4.45
Common shares outstanding	25,557,948	23,366,660
Weighted average shares - basic	25,473,400	23,353,801
Weighted average shares - diluted	26,140,846	24,669,721
Statement of Financial Condition Data - at Period End:
Assets	$1,911,310	$1,590,467
Securities available for sale and held to maturity	186,653	136,284
Gross loans, net of deferred loan fees and costs (excludes loan held for sale)	1,524,377	1,325,859
Deposits	1,650,623	1,357,263
Federal Home Loan Bank borrowings	31,000	63,500
Subordinated debentures	39,268	39,268
Stockholders’ equity	154,457	104,083

	For The Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$1,836,238	$1,533,157
Securities available for sale and held to maturity	174,893	138,386
Gross loans, including loans held for sale	1,500,177	1,277,808
Deposits	1,578,784	1,277,592
Stockholders’ equity	152,105	102,687
Selected Performance Ratios:
Return on average assets (1)	1.72%	1.41%
Return on average stockholders’ equity (1)	20.72%	21.05%
Non-interest expense to average assets (1)	2.88%	2.79%
Efficiency ratio (2)	47.79%	49.74%
Net interest margin (3)	5.13%	4.79%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.45%	8.75%
Tier 1 risk-based capital ratio	11.67%	9.52%
Total risk-based capital ratio	12.79%	10.97%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.21%	1.19%
Allowance for loan losses to non-performing loans	401.00%	409.46%
Total non-performing assets to total assets (6)	0.28%	0.26%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Results of Operations

Overview

During the first three months of 2006, we continued to maintain the growth in our assets supported by deposit growth. Our total assets grew by 8% to $1.91 billion at March 31, 2006 from $1.78 billion at December 31, 2005. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits. The loan growth during the first three months of 2006 continued to be dominated by real estate and commercial loans and deposit growth was primarily in non-jumbo time deposits.

Our net income was $7.9 million for the three months ended March 31, 2006 and represents a 46% increase from $5.4 million for the three months ended March 31, 2005. The major contributor to the increase in net income for the three months ended March 31, 2006 was a 29% increase in net interest income before loan loss provision compared to the same period of 2005 as a result of loan growth and an increase in our net interest margin.

Net income

Our net income for the three months ended March 31, 2006 was $7.9 million, or $0.30 per diluted share, compared to $5.4 million, or $0.22 per diluted share, for the same quarter of 2005, representing an increase of $2.5 million or 46%. The increase resulted primarily from an increase in net interest income and non-interest income offset by an increase in non-interest expense.

The annualized return on average assets was 1.72% for the first quarter of 2006, compared to 1.41% for the same period of 2005. The annualized return on average equity was 20.72% for the first quarter of 2006, compared to 21.05% for the same period of 2005. The efficiency ratio was 47.79% for the three months ended March 31, 2006 compared with 49.74% for the same period of 2005.

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

Net interest income before provision for loan losses was $22.4 million for the first quarter ended March 31, 2006, an increase of $5.1 million, or 29% compared to net interest income of $17.3 million for the same quarter of 2005. This increase was primarily due to an increase in average interest earning assets, which increased $296.3 million or 20% to $1.7 billion for the first quarter of 2006 from $1.4 billion for the same quarter of 2005.

Interest income for the first quarter of 2006 was $35.1 million, which represented an increase of $11.0 million or 46% over interest income of $24.1 million for the same quarter of 2005. The increase was the result of a $5.0 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $6.0 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change). Interest-bearing liabilities also increased as a result of a growth in deposits following an on-going bank-wide marketing campaign promoting new time deposit accounts with higher interest rates.

Interest expense for the first quarter of 2006 was $12.7 million, an increase of $5.9 million or 88% compared to interest expense of $6.8 million for the same quarter of 2005. The increase was primarily the result of a $1.9 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $4.0 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

The weighted average yield on average interest-earning assets increased to 8.04% for the first quarter of 2006 compared with 6.65% for the same quarter of 2005, a 139 basis point increase. The increase was primarily due to an increase in the prime interest rate, to which most of our loan portfolio is tied. The weighted average prime rate for the first quarter of 2006 was 7.44% compared to 5.34% during the same quarter of 2005. The weighted average cost of interest-bearing liabilities also increased at a faster pace to 3.95% for the first quarter of 2006 from 2.53% for the same quarter of 2005, a 142 basis point increase, primarily due to the increase in market interest rates and competition.

The resulting net interest margin was 5.13% for the first quarter of 2006 compared with 4.79% for the same quarter of 2005. Despite a 210 basis point increase in the prime rate between the two periods, the net interest margin only increased by 34 basis points primarily due to the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. The weighted average cost of total deposits, including non-interest bearing deposits, for the first quarter of 2006 was 2.94% compared to 1.71% for the same quarter of 2005, a 123 basis point increase.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1)(2)	$1,500,177	$32,400	8.64%	$1,277,808	$22,455	7.03%
Other investments	8,355	105	5.03%	6,728	74	4.40%
Securities(3)	174,893	1,884	4.31%	138,386	1,400	4.05%
Federal funds sold	61,499	687	4.47%	25,746	165	2.56%

Total interest earning assets	$1,744,924	$35,076	8.04%	$1,448,668	$24,094	6.65%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$202,471	$1,370	2.71%	$297,136	$1,586	2.14%
Savings	133,889	910	2.72%	113,511	517	1.82%
Time certificates of deposit	881,964	9,309	4.22%	531,192	3,355	2.53%
Subordinated debentures	37,175	785	8.45%	37,145	657	7.07%
FHLB borrowings	31,122	337	4.33%	90,381	647	2.86%

Total interest bearing liabilities	$1,286,621	$12,711	3.95%	$1,069,365	$6,762	2.53%

NON-INTEREST BEARING DEPOSITS:	$360,460			$335,753

Net interest income		$22,365			$17,332

Net interest margin			5.13%			4.79%
Net interest spread (including effect of non-interest bearing deposits)			4.95%			4.73%
Average interest-earning assets to average interest-bearing liabilities			135.62%			135.47%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three months ended March 31, 2006 over March 31, 2005
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans and interest rate swaps	$9,945	$5,651	$4,294
Interest on other investments	31	11	20
Interest on securities	484	95	389
Interest on federal funds sold	522	182	340

Total interest income	$10,982	$5,939	$5,043

INTEREST EXPENSE :
Interest on demand deposits	$(216)	$363	$(579)
Interest on savings	393	288	105
Interest on time certificates of deposit	5,954	3,001	2,953
Interest on FHLB borrowings	(310)	236	(546)
Interest on subordinated debentures	128	127	1

Total interest expense	$5,949	$4,015	$1,934

Net Interest Income	$5,033	$1,924	$3,109

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

We recorded $1.1 million in provisions for loan losses during the first quarter of 2006 compared to $1.7 million in the same quarter of 2005. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio and the level of our net charge-offs and non-performing loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at March 31, 2006. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, net gains or losses on interest rate swaps and net gains on sales of SBA loans and securities available for sale.

Non-interest income for the first quarter of 2006 was $5.3 million compared to $4.2 million for the same quarter of 2005 primarily due to increase in net gains on sales of SBA loans. During the first quarter of 2006 we originated $35.4 million in SBA loans, of which $22.8 million was intended to sell, and sold $24.5 million with net gains of $1.7 million. During the first quarter of 2005, we originated $15.7 million in SBA loans and sold $14.1 million with net gains of $749 thousands. Due to the change in personnel, including the manager, in the SBA department during the first quarter of 2005, the production was slower than other periods.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2006	March 31, 2005	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,537	$1,578	$(41)	-3%
International service fees	614	675	(61)	-9%
Loan servicing fees, net	466	399	67	17%
Wire transfer fees	348	341	7	2%
Other	591	422	169	40%
Net gains on sales of SBA loans	1,717	749	968	129%
Net gains on sales of securities available for sale	—	15	(15)	-100%

Total non-interest income	$5,273	$4,179	$1,094	26%

Non-interest Expense

Non-interest expense for the first quarter of 2006 was $13.2 million compared to $10.7 million for the same quarter of 2005, an increase of $2.5 million or 23%. Salaries and employee benefits increased to $6.8 million for the three months ended March 31, 2006 from $5.3 million for the same quarter of 2005. The increase was primarily due to an increase in personnel, bonuses accrued, and stock compensation expense of $288 thousand recorded in the first quarter 2006. Occupancy expense for the three months ended March 31, 2006 increased to $1.8 million compared to $1.6 million for the same period of 2005, an increase of $220 thousand or 14%. This increase is primarily due to opening of the Gardena branch during the third quarter of 2005 as well as signing of Garden Grove office lease contract which is scheduled to be opened during the second quarter of 2006. Other expenses increased $491 thousand, or 35%, to $1.9 million for the three months ended March 31, 2006, primarily due to increases in FDIC insurance premiums and Corporate insurance expense. FDIC insurance premiums increased $120 thousand or 273% to $164 thousand for the first quarter of 2006 compared to $44 thousand for the same quarter of 2005. This increase was a result of being designated a “troubled institution” which increased the assessment rate from zero to three cents, effective for the semi-annual period ending June 30, 2006. Corporate insurance, including D&O insurance also increased $147 thousand or 267% to $202 thousand for the first quarter of 2006 compared to $55 thousand for the same quarter of 2005. This was primarily due to increased D&O coverage and higher premiums as a result of the restatement related matters during 2005.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2006	March 31, 2005	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,811	$5,263	$1,548	29%
Occupancy	1,816	1,596	220	14%
Furniture and equipment	520	510	10	2%
Advertising and marketing	551	390	161	41%
Data processing	953	796	157	20%
Professional fees	678	756	(78)	-10%
Other	1,880	1,389	491	35%

Total non-interest expense	$13,209	$10,700	$2,509	23%

Provision for Income Taxes

Income taxes were $5.5 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate for the quarters ended March 31, 2006 and 2005 was 41.0%.

Financial Condition

At March 31, 2006, our total assets were $1.91 billion, an increase of $135.5 million or 8% from $1.78 billion at December 31, 2005. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits.

Loan Portfolio

As of March 31, 2006, our gross loans (net of deferred loan fees and costs) increased by $78.6 million or 5% to $1.52 billion from $1.45 billion at December 31, 2005. Commercial loans, which include domestic commercial, international trade finance and SBA loans, at March 31, 2006 increased by $11.9 million or 2% to $495.1 million from $483.2 million at December 31, 2005. Real estate loans increased by $73.2 million or 8% to $973.9 million at March 31, 2006 from $900.7 million at December 31, 2005.

The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$495,080	32%	$483,231	33%
Real estate loans	973,903	64%	900,699	62%
Consumer and other loans	58,214	4%	64,633	5%

Total loans outstanding	1,527,197	100%	1,448,563	100%
Unamortized loan fees, net of costs	(2,820)		(2,823)
Allowance for loan losses	(18,398)		(17,618)

Loans Receivable, net	$1,505,979		$1,428,122

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

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Loan commitments	$210,839	$199,968
Standby letters of credit	16,138	14,077
Other commercial letters of credit	28,321	25,858

	$255,298	$239,903

At March 31, 2006, our nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $5.4 million, a decrease of $800 thousand from $6.2 million at December 31, 2005. The decrease was primarily due a decrease in nonaccrual loans. Nonperforming assets to total assets was 0.27% and 0.35% at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, nonperforming loans were $4.6 million, a decrease of $900 thousand from $5.5 million at December 31, 2005. This decrease was primarily due to pay-offs of $1.1 million, composed of four loans, during the first quarter of 2006 offset by an additional $200 thousand added to non-accrual during the quarter. At March 31, 2006, nonperforming loans to total gross loans was 0.30% compared to 0.38% at December 31, 2005.

The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$4,589	$5,489
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	4,589	5,489
Other real estate owned	—	—
Restructured loans	807	741

Total Nonperforming Assets	$5,396	$6,230

Nonperforming loans to total gross loans	0.30%	0.38%
Nonperforming assets to total assets	0.28%	0.35%

Allowance for Loan Losses

The allowance for loan losses was $18.4 million at March 31, 2006, compared to $17.6 million at December 31, 2005 and $15.7 million at March 31, 2005. We recorded a provision for loan losses of $1.1 million during the first quarter of 2006 compared to $1.7 million for the same period of 2005. The decrease in the provision for loan losses is primarily due to slower growth in our loan portfolio and lower net charge-offs which affects our provision methodology. The allowance for loan losses was 1.21% of gross loans at March 31, 2006, 1.22% at December 31, 2005 and 1.19% at March 31, 2005. Total classified loans at March 31, 2006 were $ 9.4 million, compared to $10.5 million at December 31, 2005 and $9.6 million at March 31, 2005, respectively.

We believe the level of the allowance for loan losses as of March 31, 2006 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at March 31, 2006 and December 31, 2005:

	Allocation of Allowance for Loan Losses
	March 31, 2006		December 31,2005
(Dollars in thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
Commercial	$5,056	32%	$5,061	33%
Real estate	12,138	64%	11,469	62%
Consumer	1,113	4%	1,057	5%
Unallocated	91	N/A	31	N/A

Total allowance	$18,398	100%	$17,618	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,500,177	$1,277,808

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$1,524,377	$1,325,859

ALLOWANCE:
Balance-beginning of period	$17,618	$14,627
Less: Loan charge-offs:
Commercial	371	656
Real estate	—	—
Consumer	280	200

Total loan charge-offs	651	856

Plus: Loan Recoveries
Commercial	172	210
Real estate	—	—
Consumer	179	84

Total loan recoveries	351	294

Net loan charge-offs	300	562
Provision for loan losses	1,080	1,650

Balance-end of period	$18,398	$15,715

Net loan charge-offs to average gross loans *	0.08%	0.18%
Allowance for loan losses to total loans at end of period	1.21%	1.19%
Net loan charge-offs to beginning allowance *	6.81%	15.37%
Net loan charge-offs to provision for loan losses	27.78%	34.06%

*	Annualized

Total loans are net of deferred loan fees and costs of $2,820,000 and $3,045,000 at March 31, 2006 and 2005, respectively.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at March 31, 2006 or December 31, 2005. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, collateralized mortgage obligations, mortgage backed, mutual funds and municipal bonds.

As of March 31, 2006, we had $1.0 million in held-to-maturity securities and $185.7 million in available-for-sale securities compared to $1.0 million and $174.7 million, respectively at December 31, 2005. The total net unrealized loss on the available-for sale securities at March 31, 2006 was $3.9 million compared to net unrealized loss of $3.4 million at December 31, 2005. During the three months of 2006, a total of $15.3 million in securities available-for-sale were purchased. There was no sale of securities during the quarter.

Securities with a carrying value of $4.6 million were pledged to secure public deposits and for other purposes as required or permitted by law at March 31, 2006. Securities with a carrying value of $11.6 million and $80.0 million were pledged to the FHLB of San Francisco and the State of California Treasurer’s Office, respectively, at March 31, 2006.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At March 31, 2006			At December 31, 2005
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$92,511	$90,637	$(1,874)	$92,500	$90,797	$(1,703)
Collateralized mortgage obligations	41,139	40,051	(1,088)	26,820	25,935	(885)
Mortgage-backed securities	42,765	41,816	(949)	45,615	44,732	(883)
Asset-backed securities	1,973	1,969	(4)	1,991	1,989	(2)
Municipal bonds	7,168	7,329	161	7,173	7,331	158
Mutual funds	4,000	3,851	(149)	4,000	3,925	(75)

Total available-for-sale	$189,556	$185,653	$(3,903)	$178,099	$174,709	$(3,390)
Held-to-maturity:
Corporate debt securities	$1,000	$1,015	$15	$1,001	$1,023	$22

Total held-to-maturity	$1,000	$1,015	$15	$1,001	$1,023	$22

Total investment portfolio	$190,556	$186,668	$(3,888)	$179,100	$175,732	$(3,368)

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at March 31, 2006.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Description of Securities:
U.S. Government agency	$28,024	$(376)	$62,613	$(1,498)	$90,637	$(1,874)
Collateralized mortgage obligations	15,002	(154)	14,154	(934)	29,156	(1,088)
Mortgage-backed securities	24,138	(361)	16,840	(604)	40,978	(965)
Asset-backed securities	1,969	(4)	—	—	1,969	(4)
Mutual funds	3,851	(149)	—	—	3,851	(149)

Total Temporarily Impaired Securities	$72,984	$(1,044)	$93,607	$(3,036)	$166,591	$(4,080)

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

During the three month ended March 31, 2006, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at March 31, 2006, we have the intent and ability to hold them until maturity or full recovery of their market values

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2006, our deposits increased by $124.1 million or 8% to $1.65 billion from $1.53 billion at December 31, 2005. Non-jumbo time deposits totaled $183.0 million, an increase of $49.6 million or 37% from $133.4 million at December 31, 2005. Interest-bearing demand deposits, including money market and super now accounts, totaled $218.2 million, an increase of $32.7 million or 18% from $185.6 million at December 31, 2005. These increases were primarily due to a bank-wide marketing campaign, specifically on money market and non-jumbo time deposit products. As of March 31, 2006, we have approximately $38.5 million in the new money market account at a weighted average cost of approximately 4.34%, and approximately $96.1 million in the new non-jumbo time deposit at a weighted average cost of approximately 5.5%.

At March 31, 2006, 23% of total deposits were non-interest bearing demand deposits, 55% were time deposits, and 22% were interest bearing demand and saving deposits. By comparison, at December 31, 2005, 24% of the total deposits were non-interest bearing demand deposits, 56% were time deposits, and 20% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At March 31, 2006, we had a total of $76.3 million in brokered deposits and $60.0 million in State deposits compared to $118.3 million and $60.0 million at December 31, 2005, respectively. During the first quarter of 2006, we paid off $42.0 million in brokered deposits. The weighted average life of the brokered deposits is 1.7 years with a weighted average rate of 4.00%. The State deposits were primarily six month maturities with a weighted average interest rate of 4.55% collateralized with securities with a carrying value of $80.0 million at March 31, 2006. The State deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2006 and December 31, 2005, we had $31.0 million of fixed rate FHLB advances with remaining maturities ranging from 19 to 26 months. The weighted average rate was 4.38% at March 31, 2006. Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Reserve Bank.

At March 31, 2006 and December 31, 2005, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The weighted average cost of the trust preferred securities was 8.45% for the three months ended March 31, 2006. The dividend payments on trust preferred securities require a pre-approval from the Reserve Bank.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $154.5 million at March 31, 2006. This represented an increase of $7.7 million or 5% over total stockholders’ equity of $146.8 million at December 31, 2005. The increase is primarily attributed to the net income for the first quarter of 2006.

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

At March 31, 2006, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $191.2 million, compared to $182.5 million at December 31, 2005, representing an increase of $8.7 million or 5%. This increase was primarily due to the net income and proceeds from options exercised offset by the cash dividends paid. At March 31, 2006, we had a ratio of total capital to total risk-weighted assets of 12.79% and a ratio of Tier I capital to total risk- weighted assets of 11.67%. The Tier I leverage ratio was 10.45% at March 31, 2006.

As of March 31, 2006, the Bank has met the criteria as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of March 31, 2006.

Nara Bancorp, Inc.	As of March 31, 2006 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$191,205	10.5%	$73,219	4.0%	$117,986	6.5%
Tier I risk-based capital ratio	$191,205	11.7%	$65,547	4.0%	$125,658	7.7%
Total risk-based capital ratio	$209,603	12.8%	$131,095	8.0%	$78,508	4.8%

Nara Bank	As of March 31, 2006 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$183,164	10.0%	$73,136	4.0%	$110,028	6.0%
Tier I risk-based capital ratio	$183,164	11.2%	$65,463	4.0%	$117,701	7.2%
Total risk-based capital ratio	$201,562	12.3%	$130,926	8.0%	$70,636	4.3%

During 2005, our regulatory agencies placed additional restrictions and requirements on our Company including the requirement to obtain prior approval before payment of dividends or to issue debt, including trust preferred securities.

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

We manage liquidity risk by managing interest-earning assets and interest-bearing liabilities, providing an adequate level of federal funds and by maintaining lines of credit with correspondent banks, the Federal Reserve Bank, and the advances from the Federal Home Loan Bank of San Francisco. The sale of investment securities available-for-sale can also serve as a contingent source of funds.

As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At March 31, 2006, our borrowing capacity included $66.0 million in federal funds line facilities from correspondent banks and $343.9 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $210.3 million at March 31, 2006 compared to $142.5 million at December 31, 2005. We believe our liquidity sources to be stable and adequate.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. At March 31, 2006, our gross loan to deposit ratio was 92% a decrease from 95% at December 31, 2005, generally indicating a higher level of liquidity at March 31, 2006.

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

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss) (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. As of March 31, 2006, the amounts in accumulated OCI associated with these cash flow hedges was a loss of $2.3 million (net of tax of $1.5 million), of which $1.1 million is expected to be reclassified as a reduction of interest income within the next 12 months. As of March 31, 2006, the maximum length of time over which we are hedging our exposure to the variability of future cash flows is approximately 6.5 years.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2006, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

At March 31, 2006, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	10.12%	0.04%
+ 100 basis points	5.08%	0.11%
– 100 basis points	(5.77)%	(0.33)%
– 200 basis points	(11.25)%	(1.90)%

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Acting President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2006. Based upon that evaluation, our Acting President and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c.	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: May 10, 2006	/s/ Min Jung Kim
Min Jung Kim
Acting President and Chief Operating Officer

Date: May 10, 2006	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference from Exhibit 3.3 to our Registration Statement on Form S-8 filed on February 5, 2003)

3.2	Certificate of Amendment to Certificate of Incorporation of Nara Bancorp, Inc. filed on November 2, 2005

3.3	Bylaws, as amended effective March 13, 2006 (incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2006).

10.1	Lease Agreement dated as of March 13, 2006, between Nara Bank and Colonnade Wilshire Corp. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2006)

10.2	Lease Termination Agreement dated as of March 13, 2006, between Nara Bank and Colonnade Wilshire Corp. (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on March 24, 2006)

31.1.1	Certification of co-principal executive officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.1.2	Certification of co-principal executive officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.1.3	Certification of co-principal executive officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1.1	Certification of co-principal executive officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.1.2	Certification of co-principal executive officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.1.3	Certification of co-principal executive officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002