Form 10-Q
period 2006-06-30
NARA BANCORP INC
filed 2006-08-03
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

As of July 30, 2006, there were 25,892,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2006	December 31, 2005
	(Dollas in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$37,001	$32,924
Federal funds sold	96,200	33,100

Total cash and cash equivalents	133,201	66,024
Term federal funds sold	—	7,000
Securities available for sale, at fair value	184,750	174,709
Securities held to maturity, at amortized cost ( fair value: June 30, 2006 - $1,008; December 31, 2005- $1,023)	1,000	1,001
Loans held for sale, at the lower of cost or market	13,037	17,083
Loans receivable, net of allowance for loan losses (June 30, 2006 - $18,168; December 31, 2005 - $17,618)	1,566,745	1,428,122
Federal Reserve Bank stock, at cost	2,253	1,803
Federal Home Loan Bank (FHLB) stock, at cost	7,309	6,463
Premises and equipment, net	9,082	8,148
Accrued interest receivable	7,786	7,620
Deferred tax assets, net	17,415	15,894
Customers’ liabilities on acceptances	9,583	6,982
Cash surrender value of life insurance	14,885	14,640
Goodwill	2,347	2,347
Other intangible assets, net	3,244	3,589
Other assets	14,843	14,397

Total assets	$1,987,480	$1,775,822

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2006	December 31, 2005
	(Dollas in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$405,271	$371,943
Interest-bearing:
Money market and other	228,435	185,550
Savings deposits	139,854	120,948
Time deposits of $100,000 or more	740,431	714,636
Other time deposits	205,585	133,409

Total deposits	1,719,576	1,526,486
Borrowing from Federal Home Loan Bank	31,000	31,000
Accrued interest payable	9,414	8,755
Acceptances outstanding	9,583	6,982
Subordinated debentures	39,268	39,268
Other liabilities	16,130	16,577

Total liabilities	1,824,971	1,629,068
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 25,751,704 and 25,444,442 shares at June 30, 2006 and December 31, 2005, respectively	26	25
Capital surplus	73,239	69,451
Retained earnings	95,387	81,016
Accumulated other comprehensive loss, net	(6,143)	(3,738)

Total stockholders’ equity	162,509	146,754

Total liabilities and stockholders’ equity	$1,987,480	$1,775,822

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$34,601	$25,762	$67,001	$48,217
Interest on securities	2,060	1,389	3,944	2,789
Interest on federal funds sold and other investments	1,461	345	2,253	584

Total interest income	38,122	27,496	73,198	51,590

INTEREST EXPENSE:
Interest on deposits	13,924	7,074	25,513	12,533
Interest on subordinated debentures	831	697	1,616	1,353
Interest on other borrowings	340	729	677	1,376

Total interest expense	15,095	8,500	27,806	15,262

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,027	18,996	45,392	36,328
PROVISION FOR LOAN LOSSES	142	1,950	1,222	3,600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,885	17,046	44,170	32,728

NON-INTEREST INCOME:
Service fees on deposit accounts	1,520	1,582	3,057	3,160
International service fees	687	852	1,301	1,527
Loan servicing fees, net	475	383	941	782
Wire transfer fees	359	368	707	709
Other income and fees	676	622	1,267	1,044
Net gains on sales of SBA loans	1,096	1,094	2,813	1,843
Net gains on sales of securities available-for sale	—	128	—	143

Total non-interest income	4,813	5,029	10,086	9,208

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,083	6,152	13,894	11,415
Occupancy	1,918	1,692	3,734	3,288
Furniture and equipment	548	497	1,068	1,007
Advertising and marketing	725	464	1,276	854
Data processing and communications	1,018	860	1,971	1,656
Professional fees	782	1,186	1,460	1,942
Other	2,004	1,602	3,884	2,991

Total non-interest expense	14,078	12,453	27,287	23,153

INCOME BEFORE INCOME TAXES	13,620	9,622	26,969	18,783
INCOME TAXES	5,719	4,009	11,189	7,765

NET INCOME	$7,901	$5,613	$15,780	$11,018

EARNINGS PER SHARE
Basic	$0.31	$0.24	$0.62	$0.47
Diluted	0.30	0.23	0.60	0.45

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss) , net	Comprehensive Income
	(Dollars in thousands)
BALANCE, JANUARY 1, 2005	23,333,338	$23	$44,903	$(3)	$56,848	$(517)
Stock options exercised	362,592	—	952
Tax benefit from stock options exercised			1,618
Amortization of restricted stock				1
Forfeiture of restricted stock	(1,334)		(8)	2
Cash dividends declared ($0.055 per share)					(1,293)
Comprehensive income:
Net income					11,018		$11,018
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(290)	(290)
Change in unrealized gain (loss) on interest- only strip, net of tax						(10)	(10)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(277)	(277)

Total comprehensive income							$10,441

BALANCE, June 30, 2005	23,694,596	$23	$47,465	$—	$66,573	$(1,094)

BALANCE, JANUARY 1, 2006	25,444,442	$25	$69,451	$—	$81,016	$(3,738)
Stock options exercised	307,262	1	2,355
Tax benefit from stock options exercised			786
Stock-based compensation			647
Cash dividends declared ($0.055 per share)					(1,409)
Comprehensive income:
Net income					15,780		$15,780
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(1,561)	(1,561)
Change in unrealized gain (loss) on interest-only strip, net of tax						(13)	(13)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(831)	(831)

Total comprehensive income							$13,375

BALANCE, June 30, 2006	25,751,704	$26	$73,239	$—	$95,387	$(6,143)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,780	$11,018
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	2,190	1,603
Stock-based compensation expense	647	—
Provision for loan losses	1,222	3,600
Proceeds from sales of loans	44,460	34,550
Originations of loans held for sale	(37,601)	(39,608)
Net gains on sales of loans	(2,813)	(1,843)
Net gains on sales of securities available for sale	—	(143)
Net change in cash surrender value of life insurance	(245)	(206)
Net losses on sales of premises and equipment	—	6
Change in accrued interest receivable	(166)	(1,040)
FHLB stock dividends	(156)	(99)
Change in other assets	(1,293)	(1,569)
Change in accrued interest payable	659	1,107
Change in other liabilities	(1,840)	145

Net cash from operating activities	20,844	7,521

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(139,845)	(167,003)
Purchase of premises and equipment	(1,921)	(791)
Purchase of securities available for sale	(20,216)	(25,522)
Purchase of FHLB stock	(690)	(1,425)
Purchase of FRB stock	(450)
Proceeds from disposition of premises and equipment	5	—
Proceeds from sales of securities available for sale	—	13,901
Proceeds from matured or called securities available for sale	7,620
Proceeds from matured term federal funds sold	7,000	13,344

Net cash used in investing activities	(148,497)	(167,496)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$193,090	$240,548
Payment of cash dividends	(1,401)	(1,284)
Repayment of FHLB borrowings	—	(106,500)
Proceeds from FHLB borrowings	—	59,500
Tax benefit from stock options exercised	786	1,618
Proceeds from stock options exercised	2,356	953

Net cash from financing activities	194,831	194,835

NET CHANGE IN CASH AND CASH EQUIVALENTS	67,178	34,860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,024	87,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,202	$122,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$27,147	$14,155
Income taxes paid	$11,489	$4,920
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$81	$—

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

We believe that we have made all adjustments necessary to fairly present our financial position at June 30, 2006 and the results of our operations for the three and six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

We adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options may be granted to key employees and directors of the Company. Options are generally granted with an exercise price equal to the market price at the date of grant with vesting periods from three to five years and have 10-year contractual terms. The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of June 30, 2006. The Company has issued 2,478,000 shares, net of forfeitures, under this plan as of June 30, 2006. As of June 30, 2006, 322,000 shares are available for future grants.

The fair value of each option is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Since this model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ending June 30,
	2006	2005
Risk-free interest rate	4.9%	4.4%
Expected option life (years)	6.5	3.5
Expected stock price volatility	40.2%	35.4%
Dividend yield	0.6%	0.6%
Weighted average fair value of options granted during the period	$8.03	$6.28

A summary of share option activity under the plan for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2006	1,954,480	$9.74
Granted	200,000	17.50
Exercised	(307,262)	7.67
Forfeited/canceled	(88,000)	20.40

Outstanding - June 30, 2006	1,759,218	$10.45	5.83	$14,735,000

Options exercisable - June 30, 2006	983,285	$8.38	4.11	$10,326,000

The aggregate intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $3,195,000 and $4,602,000, respectively. Total fair value of shares vested for the same periods was $1,190,000 and $782,000.

The amount charged against income, before income tax benefit of $151,000 and $269,000, in relation to the stock-based payment arrangement was $359,000 and $647,000 for the three and six months ending June 30, 2006. At June 30, 2006, unrecognized compensation expense related to non-vested stock option grants aggregated to $2,603,000 and is expected to be recognized as follows:

		Stock Option Compensation Expense
		(in thousands)
Remainder of 2006		$566
For the year ended December 31,:
	2007	925
	2008	708
	2009	298
	2010	106

Total		$2,603

There were no modifications of awards during the periods ended June 30, 2006 and 2005.

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

On June 20, 2006, we declared a $0.0275 per share cash dividend which was paid on July 14, 2006 to stockholders of record at the close of business on June 30, 2006. In accordance with the terms of the MOU, we submitted to, and received approval from, the Federal Reserve Bank to pay the cash dividend in addition to dividend payments on the Trust Preferred Securities related to the Subordinated Debentures.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the six months ended June 30, 2006, stock options for 240,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the six months ended June 30, 2006 and 2005.

	For the three months ended June 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$7,901	25,612,359	$0.31	$5,613	23,653,365	$0.24
Effect of Dilutive Securities:
Stock Options	—	608,684		—	884,816

Diluted EPS	$7,901	26,221,043	$0.30	$5,613	24,538,181	$0.23

	For the six months ended June 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$15,780	25,542,636	$0.62	$11,018	23,504,411	$0.47
Effect of Dilutive Securities:
Stock Options	—	625,914		—	1,130,438

Diluted EPS	$15,780	26,168,550	$0.60	$11,018	24,634,849	$0.45

6. Recent Accounting Pronouncements

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

7. Loans Receivable and Allowance For Loan Losses

The following is a summary of loans receivable by major category:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial loans	$499,450	$483,231
Real estate loans	1,033,277	900,699
Consumer and other loans	55,022	64,633

	1,587,749	1,448,563
Unamortized deferred loan fees, net of cost	(2,836)	(2,823)
Allowance for loan losses	(18,168)	(17,618)

Loans receivable, net	$1,566,745	$1,428,122

Activity in the allowance for loan losses is as follows for the periods indicated:

	Six months ended June 30,
	2006	2005
Balance, beginning of period	$17,618	$14,627
Provision for loan losses	1,222	3,600
Loan charge-offs	(1,747)	(1,841)
Loan recoveries	1,075	383

Balance, end of period	$18,168	$16,769

At June 30, 2006, December 31, 2005 and June 30, 2005, the Company had classified $3.6 million, $5.8 million and $3.7 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $828 thousand, $1.4 million and $989 thousand, respectively. There were no impaired loans without specific loss allocations. At June 30, 2006, non-accrual loans totaled $3.3 million compared to $5.5 million at December 31, 2005 and $2.8 million at June 30, 2005. At June 30, 2006 and December 31, 2005, there were no loans past due more than 90 days and still accruing interest. At June 30, 2005, loan totaling $86 thousand were past due more than 90 days and still accruing interest.

8. Derivative Financial Instruments and Hedging Activities

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. Except as noted below, the interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the notional amount of $100,000,000 of variable rate loans indexed to Nara Prime. As of June 30, 2006, the amounts in accumulated other comprehensive loss associated with these cash flow hedges totaled a loss of $2.6 million (net of tax benefit of $1.7 million) and $1.6 million is expected to be reclassified as a reduction into interest income within the next 12 months. As of June 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 6.5 years.

Interest rate swap information at June 30, 2006 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
11,000	H.15 Prime [1]	7.59%	4/30/2007	$(83)	$—
9,000	H.15 Prime [1]	7.59%	4/30/2007	(68)	(68)
20,000	H.15 Prime [1]	6.09%	10/09/2007	(602)	(602)
20,000	H.15 Prime [1]	6.58%	10/09/2009	(1,153)	(1,153)
20,000	H.15 Prime [1]	7.03%	10/09/2012	(1,635)	(1,635)
10,000	H.15 Prime [1]	6.32%	12/17/2007	(309)	(309)
10,000	H.15 Prime [1]	6.83%	12/17/2009	(526)	(526)

$100,000				$(4,376)	$(4,293)

1.	Prime rate is based on Federal Reserve statistical release H.15

Due to pay-offs of the underlying loans (i.e. Nara Prime indexed loans) that are being hedged, a portion of the swaps no longer qualify as a “Cash Flow Hedge.” Changes in the value of this portion of the swaps will directly flow through the income statement. As of June 30, 2006, a loss of $83 thousand was recognized to reflect this. The Bank is focused in originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance. In addition, the realized loss on interest rate swaps due to hedge ineffectiveness was $17 thousand and $52 thousand for the three and six months ended June 30, 2005, respectively.

During the first half of 2006 and 2005, interest income (expense) recorded on swap transactions totaled ($467) thousand and $620 thousand, respectively. At June 30, 2006, we pledged as collateral to the interest rate swap counterparties agency securities with a book value of $1.0 million and real estate loans of approximately $9.0 million

9. Business Segments

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2006 and 2005.

Three Months Ended June 30,

(Dollars in thousands)

	Business Segment
	Banking Operations	TFS	SBA
2006
Net interest income, before provision for loan losses	$17,417	$1,829	$3,781
Less provision for loan losses	2	40	100
Non-interest income	2,477	713	1,623

Net revenue	19,892	2,502	5,304
Non-interest expense	11,908	974	1,196

Income before income taxes	$7,984	$1,528	$4,108

Goodwill	$2,347	$—	$—

Total assets	$1,533,281	$148,571	$305,628

2005
Net interest income, before provision for loan losses	$14,753	$1,611	$2,632
Less provision for loan losses	1,875	—	75
Non-interest income	2,216	881	1,932

Net revenue	15,094	2,492	4,489
Non-interest expense	9,943	906	1,604

Income before income taxes	$5,151	$1,586	$2,885

Goodwill	$2,347	$—	$—

Total assets	$1,343,617	$136,900	$236,864

Six Months Ended June 30,

(Dollars in thousands)

	Business Segment
	Banking Operations	TFS	SBA
2006
Net interest income, before provision for loan losses	$34,619	$3,638	$7,135
Less provision for loan losses	737	40	445
Non-interest income	4,852	1,370	3,864

Net revenue	38,734	4,968	10,554
Non-interest expense	22,847	1,756	2,684

Income before income taxes	$15,887	$3,212	$7,870

Goodwill	$2,347	$—	$—

Total assets	$1,533,281	$148,571	$305,628

2005
Net interest income, before provision for loan losses	$28,371	$3,015	$4,942
Less provision for loan losses	3,485	20	95
Non-interest income	4,502	1,583	3,123

Net revenue	29,388	4,578	7,970
Non-interest expense	18,792	1,622	2,739

Income before income taxes	$10,596	$2,956	$5,231

Goodwill	$2,347	$—	$—

Total assets	$1,343,617	$136,900	$236,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three and six months ended June 30, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$38,122	$27,496	$73,198	$51,590
Interest expense	15,095	8,500	27,806	15,262

Net interest income	23,027	18,996	45,392	36,328
Provision for loan losses	142	1,950	1,222	3,600

Net interest income after provision for loan losses	22,885	17,046	44,170	32,728
Non-interest income	4,813	5,029	10,086	9,208
Non-interest expense	14,078	12,453	27,287	23,153

Income before income tax provision	13,620	9,622	26,969	18,783
Income tax provision	5,719	4,009	11,189	7,765

Net income	$7,901	$5,613	$15,780	$11,018

Per Share Data:
Earnings per share - basic	$0.31	$0.24	$0.62	$0.47
Earnings per share - diluted	$0.30	$0.23	$0.60	$0.45
Book value (period end)	$6.31	$4.77	$6.31	$4.77
Common shares outstanding	25,751,704	23,694,596	25,751,704	23,694,596
Weighted average shares - basic	25,612,359	23,653,365	25,542,636	23,504,411
Weighted average shares - diluted	26,221,043	24,538,181	26,168,550	24,634,849
Statement of Financial Condition Data - at Period End:
Assets	$1,987,480	$1,717,381	$1,987,480	$1,717,381
Securities available for sale and held to maturity	185,750	133,247	185,750	133,247
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,584,913	1,387,280	1,584,913	1,387,280
Deposits	1,719,576	1,496,523	1,719,576	1,496,523
Federal Home Loan Bank borrowings	31,000	43,000	31,000	43,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	162,509	112,967	162,509	112,967

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$1,946,639	$1,630,918	$1,891,743	$1,582,032
Securities available for sale and held to maturity	185,374	133,479	180,163	135,919
Gross loans, including loans held for sale	1,550,453	1,365,423	1,525,454	1,321,858
Deposits	1,679,578	1,373,493	1,629,459	1,325,807
Stockholders’ equity	160,055	109,120	156,102	107,051
Selected Performance Ratios:
Return on average assets (1)	1.62%	1.38%	1.67%	1.39%
Return on average stockholders’ equity (1)	19.75%	20.58%	20.22%	20.58%
Non-interest expense to average assets (1)	2.89%	3.05%	2.88%	2.93%
Efficiency ratio (2)	50.57%	51.83%	49.19%	50.85%
Net interest margin (3)	4.97%	4.94%	5.05%	4.86%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.35%	8.84%	10.35%	8.84%
Tier 1 risk-based capital ratio	11.80%	9.69%	11.80%	9.69%
Total risk-based capital ratio	12.86%	11.05%	12.86%	11.05%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.15%	1.21%	1.15%	1.21%
Allowance for loan losses to non-performing loans	545.75%	586.74%	545.75%	586.74%
Total non-performing assets to total assets (6)	0.21%	0.23%	0.21%	0.23%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Results of Operations

Overview

During the first half of 2006, we continued to maintain the growth in our assets supported by deposit growth. Our total assets grew by 12% to $2.0 billion at June 30, 2006 from $1.8 billion at December 31, 2005. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits. The loan growth during the first half of 2006 continued to be dominated by real estate loans and deposit growth was primarily in non-jumbo time deposits.

Our net income was $7.9 million for the three months ended June 30, 2006 and represents a 41% increase from $5.6 million for the three months ended June 30, 2005. The major contributor to the increase in net income for the three months ended June 30, 2006 was a 21% increase in net interest income before loan loss provision compared to the same period of 2005 as a result of loan growth and an increase in our net interest margin and decrease of 93% in loan loss provision as a result of improved credit quality.

Our net income was $15.8 million for the six months ended June 30, 2006 and represents a 43% increase from $11.0 million for the six months ended June 30, 2005. The increase was primarily due to an increase in net interest income also as a result of loan growth and lower loan loss provision partially offset by an increase in non-interest expense.

Net income

Our net income for the three months ended June 30, 2006 was $7.9 million, or $0.30 per diluted share, compared to $5.6 million, or $0.23 per diluted share, for the same quarter of 2005, representing an increase of $2.3 million or 41%. The net income for the six months ended June 30, 2006 was $15.8 million, or $0.60 per diluted share, compared to $11.0 million, or $0.45 per diluted share. These increases resulted primarily from an increase in net interest income and lower loan loss provision partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.62% for the second quarter of 2006, compared to 1.38% for the same period of 2005. The annualized return on average equity was 19.75% for the second quarter of 2006, compared to 20.58% for the same period of 2005. The efficiency ratio was 50.57% for the three months ended June 30, 2006, compared to 51.83% for the same period of 2005.

The annualized return on average assets was 1.67% for the first half of 2006, compared to 1.39% for the same period of 2005. The annualized return on average equity was 20.22% for the first half of 2006, compared to 20.58% for the same period of 2005.

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

Net interest income before provision for loan losses was $23.0 million for the second quarter ended June 30, 2006, an increase of $4.0 million, or 21% compared to net interest income of $19.0 million for the same quarter of 2005. This increase was primarily due to an increase in average interest earning assets, which increased $314.4 million, or 20%, to $1.85 billion for the second quarter of 2006 from $1.54 billion for the same quarter of 2005.

Net interest income before provision for loan losses was $45.4 million for the first six months ended June 30, 2006, an increase of $9.1 million, or 25% compared to net interest income of $36.3 million for the same period of 2005. This increase was also due to an increase in average interest earning assets, which increased $305.3 million or 20% to $1.80 billion for the first half of 2006 from $1.49 billion for the same period of 2005.

Interest income for the second quarter of 2006 was $38.1 million, which represented an increase of $10.6 million or 39% over interest income of $27.5 million for the same quarter of 2005. The increase was the result of a $5.2 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $5.4 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

Interest income for the first six months of 2006 was $73.2 million, which represented an increase of $21.6 million or 42% over interest income of $51.6 million for the same period of 2005. The increase was the result of a $10.3 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $11.3 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

Interest-bearing liabilities also increased as a result of a growth in deposits following a continued bank-wide marketing campaign promoting new money market and time deposit accounts with higher interest rates, which ended in June of 2006.

Interest expense for the second quarter of 2006 was $15.1 million, an increase of $6.6 million or 78% compared to interest expense of $8.5 million for the same quarter of 2005. The increase was primarily the result of a $2.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $4.5 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Interest expense for the first six months of 2006 was $27.8 million, an increase of $12.5 million or 82% compared to interest expense of $15.3 million for the same period of 2005. The increase was primarily the result of a $4.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $8.4 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

The weighted average yield on average interest-earning assets increased to 8.23% for the second quarter of 2006 compared with 7.15% for the same quarter of 2005, a 108 basis point increase. The increase was primarily due to an increase in the prime interest rate, to which a substantial portion of our loan portfolio is tied. The weighted average prime rate for the second quarter of 2006 was 7.9% compared to 6.0% during the same quarter of 2005. The weighted average cost of interest-bearing liabilities also increased at a faster pace to 4.39% for the second quarter of 2006 from 2.99% for the same quarter of 2005, a 140 basis point increase, primarily due to the increase in market interest rates and competition among Korean-American banks.

The resulting net interest margin was 4.97% for the second quarter of 2006 compared with 4.94% for the same quarter of 2005. Despite a 225 basis point increase in the prime rate between the two periods, the net interest margin only increased by 3 basis points primarily due to the increase in lower yielding fixed rate loans and the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. Average gross loans to average earning assets decreased to 84% during the second quarter 2006 compared to 89% during the same period 2005. The weighted average cost of total deposits, including non-interest bearing deposits, for the second quarter of 2006 was 3.32% compared to 2.06% for the same quarter of 2005, a 126 basis point increase.

The weighted average yield on average interest-earning assets increased to 8.14% for the first half of 2006 compared with 6.91% for the same period of 2005, a 123 basis point increase. The increase was primarily due to increases in the prime interest rate, to which a substantial portion of our loan portfolio is tied. The weighted average prime rate for the first half of 2006 was 7.66% compared to 5.67% during the same period of 2005. The weighted average cost of interest-bearing liabilities also increased at a faster pace to 4.18% for the first half of 2006 from 2.77% for the same period of 2005, a 141 basis point increase, primarily due to the increase in market interest rates and competition among Korean-American banks, especially De Novo Banks.

The resulting net interest margin was 5.05% for the first half of 2006 compared with 4.86% for the same period of 2005. Despite continued increases in the prime rate, the net interest margin only increased by 19 basis points primarily due to the increase in lower yielding fixed rate loans and the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. The weighted average cost of total deposits, including non-interest bearing deposits, for the first half of 2006 was 3.13% compared to 1.89% for the same period of 2005, a 124 basis point increase.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,550,453	$34,601	8.93%	$1,365,423	$25,762	7.55%
Other investments	9,284	129	5.56%	7,968	97	4.87%
Securities(3)	185,374	2,060	4.45%	133,479	1,389	4.16%
Federal funds sold	108,089	1,332	4.93%	31,980	248	3.10%

Total interest earning assets	$1,853,200	$38,122	8.23%	$1,538,850	$27,496	7.15%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$225,618	$1,898	3.36%	$245,326	$1,458	2.38%
Savings	136,812	1,017	2.97%	104,475	478	1.83%
Time certificates of deposit	945,055	11,009	4.66%	666,544	5,138	3.08%
FHLB borrowings	31,000	340	4.39%	84,585	729	3.45%
Subordinated debentures	37,183	831	8.94%	37,152	697	7.50%

Total interest bearing liabilities	$1,375,668	$15,095	4.39%	$1,138,082	$8,500	2.99%

NON-INTEREST BEARING DEPOSITS:	$372,093			$357,148

Net interest income		$23,027			$18,996

Net interest margin			4.97%			4.94%
Net interest spread (including effect of non-interest bearing deposits)			4.77%			4.87%
Average interest-earning assets to average interest-bearing liabilities			134.71%			135.21%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

	Six months ended June 30, 2006			Six months ended June 30, 2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,525,454	$67,001	8.78%	$1,321,858	$48,217	7.30%
Other investments	8,822	234	5.30%	7,373	171	4.64%
Securities(3)	180,163	3,944	4.38%	135,919	2,789	4.10%
Federal funds sold	84,923	2,019	4.75%	28,880	413	2.86%

Total interest earning assets	$1,799,362	$73,198	8.14%	$1,494,030	$51,590	6.91%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$214,108	$3,268	3.05%	$271,088	$3,044	2.25%
Savings	135,359	1,927	2.85%	108,968	995	1.83%
Time certificates of deposit	913,684	20,318	4.45%	599,242	8,493	2.83%
FHLB borrowings	31,061	677	4.36%	87,467	1,376	3.15%
Subordinated debentures	37,179	1,616	8.69%	37,149	1,354	7.29%

Total interest bearing liabilities	$1,331,391	$27,806	4.18%	$1,103,914	$15,262	2.77%

NON-INTEREST BEARING DEPOSITS:	$366,308			$346,509

Net interest income		$45,392			$36,328

Net interest margin			5.05%			4.86%
Net interest spread (including effect of non-interest bearing deposits)			4.86%			4.80%
Average interest-earning assets to average interest-bearing liabilities			135.15%			135.34%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

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

	Three months ended June 30, 2006 over June 30, 2005
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$8,839	$5,076	$3,763
Interest on other investments	32	15	17
Interest on securities	671	100	571
Interest on federal funds sold	1,084	215	869

Total interest income	$10,626	$5,406	$5,220

INTEREST EXPENSE :
Interest on demand deposits	$440	$565	$(125)
Interest on savings	539	360	179
Interest on time certificates of deposit	5,871	3,231	2,640
Interest on FHLB borrowings	(389)	161	(550)
Interest on subordinated debentures	134	133	1

Total interest expense	$6,595	$4,450	$2,145

Net Interest Income	$4,031	$956	$3,075

	Six months ended June 30, 2006 over June 30, 2005
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$18,784	$10,706	$8,078
Interest on other investments	63	27	36
Interest on securities	1,155	197	958
Interest on federal funds sold	1,606	409	1,197

Total interest income	$21,608	$11,339	$10,269

INTEREST EXPENSE :
Interest on demand deposits	$224	$949	$(725)
Interest on savings	932	650	282
Interest on time certificates of deposit	11,825	6,152	5,673
Interest on FHLB borrowings	(699)	402	(1,101)
Interest on subordinated debentures	262	261	1

Total interest expense	$12,544	$8,414	$4,130

Net Interest Income	$9,064	$2,925	$6,139

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates. If the allowance for loan losses was inadequate, it could have a material adverse effect on our financial condition.

We recorded $142 thousand in provision for loan losses during the second quarter of 2006 compared to $2.0 million in the same quarter of 2005. We recorded $1.2 million in provision for loan losses during the first half of 2006 compared to $3.6 million in the same period of 2005. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio, the level of our net charge-offs, the quality of the loans, and the level of non-performing classified and special mention loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at June 30, 2006. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, and net gains on sales of SBA loans and securities available for sale.

Non-interest income for the second quarter of 2006 was $4.8 million compared to $5.0 million for the same quarter of 2005 primarily due to decrease in international service fees and non-recurring gains of $128 thousand on sales of securities available for sale during the second quarter of 2005.

Non-interest income for the first half of 2006 was $10.1 million compared to $9.2 million for the same period of 2005, primarily due to increase in net gains on sales of SBA loans. The net gains on sales of SBA loans increased $970 thousand, or 53%, during the period. During the first half of 2006 we originated $56.9 million in SBA loans, of which $37.6 million were intended to be sold, and we sold $41.6 million with net gains of $2.8 million. During the same period of 2005, we originated $57.9 million in SBA loans, of which $39.6 million were intended to be sold, and we sold $32.8 million with net gains of $1.8 million.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2006	June 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,520	$1,582	$(62)	-4%
International service fees	687	852	(165)	-19%
Loan servicing fees, net	475	383	92	24%
Wire transfer fees	359	368	(9)	-2%
Other	676	622	54	9%
Net gains on sales of SBA loans	1,096	1,094	2	0%
Net gains on sales of securities available for sale	—	128	(128)	-100%

Total non-interest income	$4,813	$5,029	$(216)	-4%

	Six Months Ended		Increase (Decrease)
	June 30, 2006	June 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,057	$3,160	$(103)	-3%
International service fees	1,301	1,527	(226)	-15%
Loan servicing fees, net	941	782	159	20%
Wire transfer fees	707	709	(2)	0%
Other	1,267	1,044	223	21%
Net gains on sales of SBA loans	2,813	1,843	970	53%
Net gains on sales of securities available for sale	—	143	(143)	-100%

Total non-interest income	$10,086	$9,208	$878	10%

Non-interest Expense

Non-interest expense for the second quarter of 2006 was $14.1 million compared to $12.5 million for the same quarter of 2005, an increase of $1.6 million or 13%. Salaries and employee benefits increased to $7.1 million for the three months ended June 30, 2006 from $6.2 million for the same quarter of 2005. The increase was primarily due to an increase in personnel, bonuses accrued, and stock compensation expense of $359 thousand recorded in second quarter 2006. Occupancy expense for the three months ended June 30, 2006 increased to $1.9 million compared to $1.7 million for the same period of 2005, an increase of $226 thousand or 13%. This increase is primarily due to opening of the Gardena branch during the third quarter of 2005 as well as signing of the Garden Grove and Fullerton office lease contracts. Advertising and marketing expense increased $261 thousand or 56% to $725 thousand during the second quarter 2006, primarily due to marketing and promotions related to bank-wide deposit campaigns, including promotions tied to the World Cup soccer tournament.

Other expenses increased $402 thousand, or 25%, to $2.0 million for the three months ended June 30, 2006, primarily due to increases in FDIC insurance premiums and Corporate insurance expense. FDIC insurance premiums increased $116 thousand or 264% to $160 thousand for the second quarter of 2006 compared to $44 thousand for the same quarter of 2005. This increase was a result of an increased insurance assessment rate from zero to three cents, effective for the semi-annual period ending June 30, 2006. Corporate insurance, including D&O insurance also increased $145 thousand or 269% to $199 thousand for the second quarter of 2006 compared to $54 thousand for the same quarter of 2005. This was primarily due to increased D&O coverage and higher premiums as a result of the restatement related matters during 2005. Data processing and communications fees increased $158 thousand or 18% to $1.0 million for the three months ended June 30, 2006, primarily due to an increase in accounts and transactions. Professional fees decreased $404 thousand or 34% to $782 thousand for the three months ended June 30, 2006. This decrease was primarily due to the restatement related costs incurred during the second quarter of 2005.

Non-interest expense for the first half of 2006 was $27.3 million compared to $23.2 million for the same period of 2005, an increase of $4.1 million or 18%. Salaries and employee benefits increased to $13.9 million for the first half of 2006 from $11.4 million for the same period of 2005. The increase of $2.5 million or 22% was primarily due to an increase in personnel and stock compensation expense of $647 thousand recorded in the first half of 2006. Our FTE head count increased from 376 at year-end 2005 to 398 at June 30, 2006. Advertising and marketing expense increased $422 thousand, or 49% to $1.3 million for the first six months of 2006, primarily due to on-going bank-wide deposit campaigns through out the period. Professional fees were lower for the first half of 2006 by $482 thousand or 25% compared to same period 2005. During the first half of 2005, we incurred approximately $1.2 million in professional fees related to the restatement. Excluding this non-recurring expense of $1.2 million, the professional fees increased $0.7 million during the first half of 2006 primarily due to expenses related to the MOU compliance and CEO and employee search fees.

Other expense increased $893 thousand or 30% to $3.9 million for the six months ended June 30, 2006, primarily due to increases in FDIC insurance premiums and Corporate insurance expense as mentioned above. The increase in FDIC insurance was $236 thousand or 268% and the increase in Corporate insurance, including D&O insurance was $292 thousand or 266%.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2006	June 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,083	$6,152	$931	15%
Occupancy	1,918	1,692	226	13%
Furniture and equipment	548	497	51	10%
Advertising and marketing	725	464	261	56%
Data processing and communications	1,018	860	158	18%
Professional fees	782	1,186	(404)	-34%
Other	2,004	1,602	402	25%

Total non-interest expense	$14,078	$12,453	$1,625	13%

	Six Months Ended		Increase (Decrease)
	June 30, 2006	June 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$13,894	$11,415	$2,479	22%
Occupancy	3,734	3,288	446	14%
Furniture and equipment	1,068	1,007	61	6%
Advertising and marketing	1,276	854	422	49%
Data processing and communications	1,971	1,656	315	19%
Professional fees	1,460	1,942	(482)	-25%
Other	3,884	2,991	893	30%

Total non-interest expense	$27,287	$23,153	$4,134	18%

Provision for Income Taxes

Income taxes were $5.7 million and $4.0 million for the three months ended June 30, 2006 and 2005, respectively. The effective tax rate for the quarters ended June 30, 2006 and 2005 was 42.0% and 41.7%, respectively. Income taxes were $11.2 million and $7.8 million for the six months ended June 30, 2006 and 2005 with an effective tax rate of 41.5% and 41.3%, respectively.

Financial Condition

At June 30, 2006, our total assets were $2.0 billion, an increase of $ 211.7 million or 12% from $1.8 billion at December 31, 2005. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits.

Loan Portfolio

As of June 30, 2006, our gross loans (net of deferred loan fees and costs) increased by $139.2 million or 10% to $1.58 billion from $1.45 billion at December 31, 2005. Commercial loans, which include domestic commercial, international trade finance and SBA loans, at June 30, 2006 increased by $16.2 million, or 3%, to $ 499.5 million from $483.2 million at December 31, 2005. Real estate loans increased by $132.6 million, or 15%, to $1.03 billion at June 30, 2006 from $900.7 million at December 31, 2005.

The following table illustrates our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$499,450	31%	$483,231	33%
Real estate loans	1,033,277	65%	900,699	62%
Consumer and other loans	55,022	4%	64,633	5%

Total loans outstanding	1,587,749	100%	1,448,563	100%
Unamortized deferred loan fees, net of costs	(2,836)		(2,823)
Allowance for loan losses	(18,168)		(17,618)

Loans receivable, net	$1,566,745		$1,428,122

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

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Loan commitments	$192,739	$199,968
Standby letters of credit	14,388	14,077
Other commercial letters of credit	38,341	25,858

	$245,468	$239,903

At June 30, 2006, our nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $4.1 million, a decrease of $2.1 million or 34% from $6.2 million at December 31, 2005. The decrease was primarily due to a decrease in nonaccrual loans. Nonperforming assets to total assets was 0.21% and 0.35% at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, nonperforming loans were $3.3 million, a decrease of $2.2 million, from $5.5 million at December 31, 2005. This decrease was primarily due to pay-offs of $1.1 million, composed of four loans, $1.0 million in charge-offs, and one loan being placed back on an accrual status during the period due to its improved credit quality. At June 30, 2006, nonperforming loans to total gross loans was 0.21% compared to 0.38% at December 31, 2005.

The following table illustrates the composition of our nonperforming assets as of the dates indicated.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$3,329	$5,489
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	3,329	5,489
Other real estate owned	—	—
Restructured loans	757	741

Total Nonperforming Assets	$4,086	$6,230

Nonperforming loans to total gross loans	0.21%	0.38%
Nonperforming assets to total assets	0.21%	0.35%

Allowance for Loan Losses

The allowance for loan losses was $18.2 million at June 30, 2006, compared to $17.6 million at December 31, 2005 and $16.8 million at June 30, 2005. We recorded a provision for loan losses of $1.2 million during the first half of 2006 compared to $3.6 million for the same period of 2005. The decrease in the provision for loan losses is primarily due to a significant decrease in classified and special mention loans totaling approximately $8.9 million, especially during the second quarter of 2006. The decrease in classified and special mention loans was primarily due to payoffs and upgrades. Approximately $5.0 million of those loans were paid off and the remaining loans were upgraded due to improvements in credit quality. The allowance for loan losses was 1.15% of gross loans at June 30, 2006, 1.22% at December 31, 2005 and 1.21% at June 30, 2005. Total classified loans at June 30, 2006 were $ 5.3 million, compared to $10.5 million at December 31, 2005 and $8.7 million at June 30, 2005, respectively.

We believe the level of the allowance for loan losses as of June 30, 2006 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at June 30, 2006 and December 31, 2005:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	June 30, 2006		December 31,2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
Commercial	$4,423	31%	$5,061	33%
Real estate	12,790	65%	11,469	62%
Consumer	873	4%	1,057	5%
Unallocated	82	N/A	31	N/A

Total allowance	$18,168	100%	$17,618	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended June 30,
	2006	2005
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,525,454	$1,321,858

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$1,584,913	$1,387,280

ALLOWANCE:
Balance-beginning of period	$17,618	$14,627
Less: Loan charge-offs:
Commercial	1,183	1,195
Real estate	—	—
Consumer	564	646

Total loan charge-offs	1,747	1,841

Plus: Loan Recoveries
Commercial	780	252
Real estate	—	—
Consumer	295	131

Total loan recoveries	1,075	383

Net loan charge-offs	672	1,458
Provision for loan losses	1,222	3,600

Balance-end of period	$18,168	$16,769

Net loan charge-offs to average gross loans *	0.09%	0.22%
Allowance for loan losses to total loans at end of period	1.15%	1.21%
Net loan charge-offs to beginning allowance *	7.63%	19.94%
Net loan charge-offs to provision for loan losses	54.99%	40.50%

*	Annualized

Total loans are net of deferred loan fees and costs of $2,836,000 and $3,087,000 at June 30, 2006 and 2005, respectively.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at June 30, 2006 or December 31, 2005. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, asset-backed securities, collateralized mortgage obligations, mortgage backed securities, mutual funds and municipal bonds.

As of June 30, 2006, we had $1.0 million in held-to-maturity securities and $184.8 million in available-for-sale securities compared to $1.0 million and $174.7 million, respectively at December 31, 2005. The total net unrealized loss on the available-for sale securities at June 30, 2006 was $5.9 million compared to net unrealized loss of $3.4 million at December 31, 2005. During the six months of 2006, a total of $20.2 million in securities available-for-sale were purchased. There was no sale of securities during the quarter.

Securities with a carrying value of $5.4 million were pledged to secure public deposits and for other purposes as required or permitted by law at June 30, 2006. Securities with a carrying value of $10.9 million and $105.9 million were pledged to the FHLB of San Francisco and the State of California Treasurer’s Office, respectively, at June 30, 2006.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At June 30, 2006			At December 31, 2005
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$92,524	$89,720	$(2,804)	$92,500	$90,797	$(1,703)
Collateralized mortgage obligations	45,137	43,592	(1,545)	26,820	25,935	(885)
Mortgage-backed securities	39,872	38,412	(1,460)	45,615	44,732	(883)
Asset-backed securities	1,966	1,957	(9)	1,991	1,989	(2)
Municipal bonds	7,161	7,267	106	7,173	7,331	158
Mutual funds	4,000	3,802	(198)	4,000	3,925	(75)

Total available-for-sale	$190,660	$184,750	$(5,910)	$178,099	$174,709	$(3,390)

Held-to-maturity:
Corporate debt securities	$1,000	$1,008	$8	$1,001	$1,023	$22

Total held-to-maturity	$1,000	$1,008	$8	$1,001	$1,023	$22

Total investment portfolio	$191,660	$185,758	$(5,902)	$179,100	$175,732	$(3,368)

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions at June 30, 2006.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Description of Securities:
U.S. Government agency	$23,967	$(445)	$65,753	$(2,359)	$89,720	$(2,804)
Collateralized mortgage obligations	25,308	(402)	13,320	(1,143)	38,628	(1,545)
Mortgage-backed securities	20,545	(483)	17,530	(981)	38,075	(1,464)
Asset-backed securities	1,957	(9)	—	—	1,957	(9)
Municipal bonds	670	(4)	—	—	670	(4)
Mutual funds	3,802	(198)	—	—	3,802	(198)

Total Temporarily Impaired Securities	$76,249	$(1,541)	$96,603	$(4,483)	$172,852	$(6,024)

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

During the six month ended June 30, 2006, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at June 30, 2006, we have the intent and ability to hold them until maturity or full recovery of their market values

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2006, our deposits increased by $193.1 million or 13% to $1.72 billion from $1.53 billion at December 31, 2005. Non-jumbo time deposits totaled $205.6 million, an increase of $72.2 million or 54% from $133.4 million at December 31, 2005. Interest-bearing demand deposits, including money market and super now accounts, totaled $228.4 million, an increase of $42.9 million or 23% from $185.6 million at December 31, 2005. These increases were primarily due to bank-wide marketing campaigns, specifically on new money market and time deposit products, focusing on non-jumbo products. As of June 30, 2006, we have approximately $113.2 million in the new money market account at a weighted average cost of approximately 4.84%, and approximately $248.5 million in the new time deposit at a weighted average cost of approximately 5.5%.

At June 30, 2006, 24% of total deposits were non-interest bearing demand deposits, 55% were time deposits, and 21% were interest bearing demand and saving deposits. By comparison, at December 31, 2005, 24% of the total deposits were non-interest bearing demand deposits, 56% were time deposits, and 20% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At June 30, 2006, we had a total of $50.7 million in brokered deposits and $80.0 million in State deposits compared to $118.3 million and $60.0 million at December 31, 2005, respectively. During the first half of 2006, we paid off $67.6 million in brokered deposits. The weighted average life of the brokered deposits is two years with a weighted average rate of 4.03%. The State deposits were primarily six month maturities with a weighted average interest rate of 4.78% collateralized with securities with a carrying value of $105.9 million at June 30, 2006. The State deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At June 30, 2006 and December 31, 2005, we had $31.0 million of fixed rate FHLB advances with remaining maturities ranging from 16 to 23 months. The weighted average rate was 4.38% at June 30, 2006. Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Federal Reserve Bank.

At June 30, 2006 and December 31, 2005, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The weighted average cost of the trust preferred securities was 8.94% and 8.69% for the three and six months ended June 30, 2006, respectively. The dividend payments on trust preferred securities require a pre-approval from the Federal Reserve Bank.

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3– “Quantitative and Qualitative Disclosures about Market Risk”.

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 18 years.

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $162.5 million at June 30, 2006. This represented an increase of $15.8 million or 11% over total stockholders’ equity of $146.8 million at December 31, 2005. The increase is primarily attributed to the net income for the first half of 2006.

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

At June 30, 2006, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $200.9 million, compared to $182.5 million at December 31, 2005, representing an increase of $18.4 million or 10.0%. This increase was primarily due to the net income and proceeds from options exercised offset by the cash dividends paid. At June 30, 2006, we had a ratio of total capital to total risk-weighted assets of 12.86% and a ratio of Tier I capital to total risk- weighted assets of 11.80%. The Tier I leverage ratio was 10.35% at June 30, 2006.

As of June 30, 2006, the Bank has met the criteria as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the amounts of our regulatory capital and capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of June 30, 2006.

Nara Bancorp, Inc.

	As of June 30, 2006 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$200,863	10.4%	$77,642	4.0%	$123,221	6.4%
Tier I risk-based capital ratio	$200,863	11.8%	$68,111	4.0%	$132,752	7.8%
Total risk-based capital ratio	$219,031	12.9%	$136,222	8.0%	$82,809	4.9%

Nara Bank

	As of June 30, 2006 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage ratio	$192,018	9.9%	$77,549	4.0%	$114,469	5.9%
Tier I risk-based capital ratio	$192,018	11.3%	$68,027	4.0%	$123,991	7.3%
Total risk-based capital ratio	$210,185	12.4%	$136,054	8.0%	$74,131	4.4%

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

As a means of augmenting our liquidity, we have established federal funds lines with corresponding banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At June 30, 2006, our borrowing capacity included $66.0 million in federal funds line facilities from correspondent banks and $332.4 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $196.8 million at June 30, 2006 compared to $142.5 million at December 31, 2005. We believe our liquidity sources to be stable and adequate.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides a useful measure of our liquidity. At June 30, 2006, our gross loan to deposit ratio was 92% a decrease from 95% at December 31, 2005, generally indicating a higher level of liquidity at June 30, 2006.

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

Swaps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements and six of these agreements are outstanding at June 30, 2006.

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The majority of the swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these interest rate swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss) (“OCI”), net of tax and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. As of June 30, 2006, the amounts in accumulated OCI associated with these cash flow hedges was a loss of $2.6 million (net of tax of $1.7 million), of which $1.6 million is expected to be reclassified as a reduction of interest income within the next 12 months. As of June 30, 2006, the maximum length of time over which we are hedging our exposure to the variability of future cash flows is approximately 6.5 years.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2006, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

At June 30, 2006, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	5.48%	(7.42)%
+ 100 basis points	2.95%	(3.50)%
- 100 basis points	(3.32)%	3.38%
- 200 basis points	(6.64)%	5.50%

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Acting President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2006. Based upon that evaluation, our Acting President and Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b.	Management’s responsibility for financial statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s condensed consolidated financial position and results of operations for the periods and as of the dates stated therein.

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

c.	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual meeting of shareholders on June 30, 2006.

(b)	All of the current directors were elected at the Annual meeting to serve for a one-year term.

(c)	At the Annual meeting, shareholders approved the election of directors and the ratification of the selection of Crowe Chizek and Company LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2006. The results of the voting were as follows:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Election of Directors
Howard N. Gould	17,654,555	—	—	3,627,907	—
Dr. Chong-Moon Lee	18,166,652	—	—	3,115,810	—
Jesun Paik	17,792,565	—	—	3,489,897	—
Hyon M. Park (aka John Park)	18,080,458	—	—	3,202,004	—
Ki Suh Park	17,877,887	—	—	3,404,575	—
James P. Staes	18,249,294	—	—	3,033,168	—
Independent Public Accountants	20,635,035	591,100	—	56,327	—

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: August 3, 2006	/s/ Min Jung Kim
Min Jung Kim
Acting President and Chief Operating Officer

Date: August 3, 2006	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document

31.1.1	Certification of Principal Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.1.2	Certification of Principal Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.1.3	Certification of Principal Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1.1	Certification of Principal Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.1.2	Certification of Principal Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.1.3	Certification of Principal Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002