Form 10-Q
period 2006-09-30
NARA BANCORP INC
filed 2006-11-09
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 000-50245

NARA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3731 Wilshire Boulevard, Suite 1000, Los Angeles, California	90010
(Address of Principal executive offices)	(ZIP Code)

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

As of October 31, 2006, there were 26,100,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2006	December 31, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$33,799	$32,924
Federal funds sold	2,500	33,100

Total cash and cash equivalents	36,299	66,024

Term federal funds sold	—	7,000
Securities available for sale, at fair value	200,461	174,709
Securities held to maturity, at amortized cost (fair value: September 30, 2006 - $1,005; December 31, 2005 - $1,023)	1,000	1,001
Loans held for sale, at the lower of cost or market	9,103	17,083
Loans receivable, net of allowance for loan losses (September 30, 2006 - $18,909; December 31, 2005 - $17,618)	1,641,412	1,428,122
Federal Reserve Bank stock, at cost	2,253	1,803
Federal Home Loan Bank (FHLB) stock, at cost	7,402	6,463
Premises and equipment, net	11,575	8,148
Accrued interest receivable	8,425	7,620
Deferred tax assets, net	16,090	15,894
Customers’ liabilities on acceptances	9,195	6,982
Cash surrender value of life insurance	15,000	14,640
Goodwill	2,347	2,347
Other intangible assets, net	3,071	3,589
Other assets	15,172	14,397

Total assets	$1,978,805	$1,775,822

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2006	December 31, 2005
	(Dollars in thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$386,263	$371,943
Interest-bearing:
Money market and other	202,157	185,550
Savings deposits	138,567	120,948
Time deposits of $100,000 or more	726,900	714,636
Other time deposits	195,430	133,409

Total deposits	1,649,317	1,526,486

Borrowings from the Federal Home Loan Bank	81,000	31,000
Accrued interest payable	9,933	8,755
Acceptances outstanding	9,195	6,982
Subordinated debentures	39,268	39,268
Other liabilities	13,470	16,577

Total liabilities	1,802,183	1,629,068

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,100,672 and 25,444,442 shares at September 30, 2006 and December 31, 2005, respectively	26	25
Capital surplus	77,320	69,451
Retained earnings	103,338	81,016
Accumulated other comprehensive loss, net	(4,062)	(3,738)

Total stockholders’ equity	176,622	146,754

Total liabilities and stockholders’ equity	$1,978,805	$1,775,822

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$37,200	$29,090	$104,201	$77,307
Interest on securities	2,340	1,557	6,284	4,346
Interest on federal funds sold and other investments	470	857	2,723	1,441

Total interest income	40,010	31,504	113,208	83,094

INTEREST EXPENSE:
Interest on deposits	14,799	9,628	40,312	22,161
Interest on subordinated debentures	868	733	2,484	2,086
Interest on other borrowings	535	370	1,212	1,746

Total interest expense	16,202	10,731	44,008	25,993

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,808	20,773	69,200	57,101
PROVISION FOR LOAN LOSSES	1,170	970	2,392	4,570

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,638	19,803	66,808	52,531

NON-INTEREST INCOME:
Service fees on deposit accounts	1,471	1,552	4,528	4,712
International service fees	726	703	2,027	2,230
Loan servicing fees, net	454	414	1,395	1,196
Wire transfer fees	339	348	1,046	1,057
Other income and fees	1,051	925	2,318	1,969
Net gains on sales of SBA loans	922	1,847	3,735	3,690
Net gains on sales of securities available-for sale	—	—	—	143

Total non-interest income	4,963	5,789	15,049	14,997

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,346	6,149	20,240	17,564
Occupancy	1,993	1,767	5,727	5,055
Furniture and equipment	562	504	1,630	1,511
Advertising and marketing	421	506	1,697	1,360
Data processing and communications	1,029	840	3,000	2,496
Professional fees	815	613	2,275	2,555
Other	1,856	1,684	5,740	4,675

Total non-interest expense	13,022	12,063	40,309	35,216

INCOME BEFORE INCOME TAXES	14,579	13,529	41,548	32,312
INCOME TAXES	5,910	5,600	17,099	13,365

NET INCOME	$8,669	$7,929	$24,449	$18,947

EARNINGS PER SHARE
Basic	$0.33	$0.33	$0.95	$0.80
Diluted	0.33	0.32	0.93	0.77

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income
	(Dollars in thousands)
BALANCE, JANUARY 1, 2005	23,333,338	$23	$44,903	$(3)	$56,848	$(517)
Issuance of common stock	1,440,922	1	19,623
Stock options exercised	585,216	1	1,669
Tax benefit from stock options exercised			2,446
Amortization of restricted stock				1
Forfeiture of restricted stock	(1,334)		(8)	2
Cash dividends declared ($0.0825 per share)					(1,990)
Comprehensive income:
Net income					18,947		$18,947
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(761)	(761)
Change in unrealized gain (loss) on interest-only strip, net of tax						(24)	(24)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,287)	(1,287)

Total comprehensive income							$16,875

BALANCE, September 30, 2005	25,358,142	$25	$68,633	$—	$73,805	$(2,589)

BALANCE, JANUARY 1, 2006	25,444,442	$25	$69,451	$—	$81,016	$(3,738)
Stock options exercised	656,230	1	4,228
Tax benefit from stock options exercised			2,661
Stock-based compensation			980
Cash dividends declared ($0.0825 per share)					(2,127)
Comprehensive income:
Net income					24,449		$24,449
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(317)	(317)
Change in unrealized gain (loss) on interest-only strip, net of tax						(15)	(15)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax						8	8

Total comprehensive income							$24,125

BALANCE, September 30, 2006	26,100,672	$26	$77,320	$—	$103,338	$(4,062)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,449	$18,947
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	3,427	2,430
Stock-based compensation expense	980	—
Provision for loan losses	2,392	4,570
Proceeds from sales of loans	60,756	66,247
Originations of loans held for sale	(55,574)	(66,000)
Net gains on sales of loans	(3,735)	(3,690)
Net gains on sales of securities available for sale	—	(143)
Net change in cash surrender value of life insurance	(360)	(310)
Net losses on sales of premises and equipment	17	6
Change in accrued interest receivable	(805)	(1,738)
FHLB stock dividends	(249)	(163)
Change in other assets	(2,151)	(5,401)
Change in accrued interest payable	1,178	3,815
Change in other liabilities	(3,113)	7,003

Net cash from operating activities	27,212	25,573

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(209,148)	(207,488)
Purchase of premises and equipment	(4,986)	(2,389)
Purchase of securities available for sale	(38,650)	(72,428)
Purchase of FHLB stock	(690)	(1,425)
Purchase of FRB stock	(450)	—
Proceeds from disposition of premises and equipment	48	—
Proceeds from sales of securities available for sale	—	13,901
Proceeds from matured or called securities available for sale	12,327	19,003
Proceeds from matured term federal funds sold	7,000	—

Net cash used in investing activities	(234,549)	(250,826)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$122,831	$288,134
Payment of cash dividends	(2,108)	(1,935)
Proceeds from the issuance of common stock		19,625
Repayment of FHLB borrowings	—	(118,500)
Proceeds from FHLB borrowings	50,000	59,500
Tax benefit from stock options exercised	2,661	2,446
Proceeds from stock options exercised	4,228	1,669

Net cash from financing activities	177,612	250,939

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,725)	25,686
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,024	87,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,299	$112,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$42,830	$22,178
Income taxes paid	$18,043	$9,435
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$81	$—
Transfer from loan held for sale to loans receivable	$6,534	$—

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

We believe that we have made all adjustments necessary to fairly present our financial position at September 30, 2006 and the results of our operations for the three and nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

We adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options or restricted stock units may be granted to key employees and directors of the Company. Options are granted with an exercise price equal to the market price at the date of grant with vesting periods from three to five years and have 10-year contractual terms. The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of September 30, 2006. The Company has issued 2,486,860 shares, net of forfeitures, under this plan as of September 30, 2006. As of September 30, 2006, 313,140 shares are available for future grants. During the third quarter of 2006, we granted a total of 91,860 shares of restricted stock units to key employees, net of forfeitures, with 3-year cliff vesting.

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

	Nine Months Ending September 30,
	2006	2005
Risk-free interest rate	4.9%	4.3%
Expected option life (years)	6.5	4.3
Expected stock price volatility	40.2%	38.1%
Dividend yield	0.6%	0.7%
Weighted average fair value of options granted during the period	$8.03	$5.84

A summary of share option activity under the plan for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2006	1,954,480	$9.74
Granted	200,000	17.50
Exercised	(656,230)	6.44
Forfeited/canceled	(171,000)	19.15

Outstanding - September 30, 2006	1,327,250	$11.33	7.11	$9,280,000

Options exercisable - September 30, 2006	664,317	$10.07	6.27	$5,458,000

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $7,910,000 and $7,052,000, respectively. The total fair value of shares vested for the same periods was $1,664,000 and $782,000.

The amount charged against income, before income tax benefit of $135,000 and $403,000, in relation to the stock-based payment arrangement was $333,000 and $980,000 for the three and nine months ending September 30, 2006. At September 30, 2006, unrecognized compensation expense related to non-vested stock option grants and restricted stock units aggregated $3,685,000 and is expected to be recognized as follows:

Stock Based Compensation Expense
(in thousands)
Remainder of 2006	$364
For the year ended December 31,:
2007	1,354
2008	1,314
2009	554
2010	99

Total	$3,685

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

On September 15, 2006, we declared a $0.0275 per share cash dividend which was paid on October 13, 2006 to stockholders of record at the close of business on September 30, 2006. In accordance with the terms of the MOU, we submitted to, and received approval from, the Federal Reserve Bank to pay the cash dividend in addition to dividend payments on the Trust Preferred Securities related to the Subordinated Debentures.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and nine months ended September 30, 2006, stock options for 60,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2005, such antidilutive stock options for 360,000 and 120,000 shares of common stocks were not considered in computing diluted earnings per common share.

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended September 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$8,669	25,949,931	$0.33	$7,929	24,041,269	$0.33
Effect of Dilutive Securities:
Stock based awards	—	457,254		—	739,343

Diluted EPS	$8,669	26,407,185	$0.33	$7,929	24,780,612	$0.32

	For the nine months ended September 30,
	2006			2005
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$24,449	25,679,893	$0.95	$18,947	23,685,330	$0.80
Effect of Dilutive Securities:
Stock-based awards	—	567,390		—	999,174

Diluted EPS	$24,449	26,247,283	$0.93	$18,947	24,684,504	$0.77

6. Recent Accounting Pronouncements

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

FIN 48 - In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

SAB 108 - In September 2006, the SEC released SAB 108. SAB 108 requires a new approach to assessing materiality and permits the Company to adjust for the cumulative effect of errors relating to prior years, that prior to SAB 108 were considered to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. This SAB is required to be applied to financial statements issued after November 15, 2006. The Company has not completed its evaluation of the impact of the adoption of SAB 108.

EITF 06-4 - In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying benefit agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.

EITF 06-5 - In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adoption of EITF 06-5.

7. Loans Receivable and Allowance For Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial loans	$520,253	$483,231
Real estate loans	1,089,705	900,699
Consumer and other loans	53,132	64,633

	1,663,090	1,448,563
Unamortized deferred loan fees, net of cost	(2,769)	(2,823)
Allowance for loan losses	(18,909)	(17,618)

Loans receivable, net	$1,641,412	$1,428,122

Activity in the allowance for loan losses is as follows for the periods indicated:

	Nine months ended September 30,
	2006	2005
Balance, beginning of period	$17,618	$14,627
Provision for loan losses	2,392	4,570
Loan charge-offs	(2,394)	(2,599)
Loan recoveries	1,293	470

Balance, end of period	$18,909	$17,068

At September 30, 2006 and December 31, 2005 , the Company had classified $3.9 million and $5.8 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1.4 million and $1.4 million, respectively. There were no impaired loans without specific loss allocations. At September 30, 2006, non-accrual loans totaled $4.0 million compared to $5.5 million at December 31, 2005. At September 30, 2006 and December 31, 2005, there were no loans past due more than 90 days and still accruing interest.

8. Derivative Financial Instruments and Hedging Activities

The Company receives a fixed rate and pays a floating rate under the interest rate swap agreements that the Company has entered into. Except as noted below, the interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the notional amount of $100,000,000 of variable rate loans indexed to Nara Prime. At September 30, 2006, the amounts in accumulated other comprehensive loss associated with these cash flow hedges totaled a loss of $1.7 million (net of tax benefit of $1.1 million) and $1.5 million is expected to be reclassified as a reduction into interest income within the next 12 months. As of September 30, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 6 years.

Interest rate swap information at September 30, 2006 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
11,000	H.15 Prime [1]	7.59%	4/30/2007	$(43)	$—
9,000	H.15 Prime [1]	7.59%	4/30/2007	(36)	(36)
20,000	H.15 Prime [1]	6.09%	10/09/2007	(417)	(417)
20,000	H.15 Prime [1]	6.58%	10/09/2009	(765)	(765)
20,000	H.15 Prime [1]	7.03%	10/09/2012	(1,019)	(1,019)
10,000	H.15 Prime [1]	6.32%	12/17/2007	(213)	(213)
10,000	H.15 Prime [1]	6.83%	12/17/2009	(329)	(329)

$100,000				$(2,822)	$(2,779)

1.	Prime rate is based on Federal Reserve statistical release H.15

Due to pay-offs of the underlying loans (i.e. Nara Prime indexed loans) that are being hedged, a portion of the swaps no longer qualify as a “Cash Flow Hedge.” Changes in the value of this portion of the swaps will directly flow through the income statement. During the second quarter of 2006, a loss of $83 thousand was recognized to reflect this. However, during the third quarter of 2006, we recovered $40 thousand due to the change in the value of the swap, which was reported as a gain in other income in the accompanying consolidated statement of income. During the third quarter, the Bank has focused on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. As a result, we were able to increase the underlying loans. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance. The realized loss on interest rate swaps due to hedge ineffectiveness was $26 thousand and $78 thousand for the three and nine months ended September 30, 2005, respectively.

During the nine months ended September 30, 2006 and 2005, interest income (expense) recorded on swap transactions totaled ($878) thousand and $623 thousand, respectively. At September 30, 2006, we pledged as collateral to the interest rate swap counterparties, agency securities with a book value of $1.0 million and real estate loans of approximately $7.2 million.

In August of 2006, we purchased interest rate caps with a notional amount of $100 million, tied to monthly resetting 3-month LIBOR, and which mature on November 16, 2007. The premium cost was $185 thousand. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid. The premium is being amortized over the life of the interest rate caps on a straight line basis. The interest rate caps were purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products is tied.

As long as the interest rate caps are considered “effective” in hedging the cash flows of designated liabilities, the difference in the value between the amortized cost and the fair market of the interest rate caps is recorded in other comprehensive income (OCI), net of tax. However, if a portion of the interest rate caps becomes “ineffective” in hedging the cash flows of the designated liabilities, the difference in the value between the amortized cost and the fair market of a respective portion of such interest rate caps is recorded as gain or loss in the consolidated statements of income as a part of non-interest income.

The amortized cost and the fair market value of interest rate caps were $168 thousand and $48 thousand, respectively, at September 30, 2006. Although the total balance of underlying money market deposits remained above the $100 million notional amount of the interest rate caps for the majority of the third quarter of 2006, the balance decreased to $98.7 million at September 30, 2006. As a result, $71 thousand (net of tax of $47 thousand) was recorded as an OCI loss and $2 thousand was recorded as loss in the income statement for the third quarter of 2006 due to the hedge ineffectiveness.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2006 and 2005.

Three Months Ended September 30,

(Dollars in thousands)

	Business Segment
	Banking Operations	TFS	SBA
2006
Net interest income, before provision for loan losses	$18,279	$1,877	$3,652
Less provision for loan losses	790	—	380
Non-interest income	2,588	765	1,610

Net revenue	20,077	2,642	4,882
Non-interest expense *	11,011	684	1,327

Income before income taxes	$9,066	$1,958	$3,555

Goodwill	$2,347	$—	$—

Total assets	$1,513,529	$157,436	$307,840

2005
Net interest income, before provision for loan losses	$15,558	$1,890	$3,325
Less provision for loan losses	880	—	90
Non-interest income	2,822	794	2,172

Net revenue	17,500	2,684	5,407
Non-interest expense *	9,457	1,636	969

Income before income taxes	$8,043	$1,048	$4,438

Goodwill	$2,347	$—	$—

Total assets	$1,406,347	$124,811	$257,943

*	The decrease in non-interest expense for Trade Finance Services (TFS) during the period is due to a change in the allocation methodology. In 2005, overhead expense was allocated to TFS in proportion to the number of employees of TFS. In 2006, the expense for TFS was allocated based on direct expenses, space usage and contribution to earnings.

Nine Months Ended September 30,

(Dollars in thousands)

	Business Segment
	Banking Operations	TFS	SBA
2006
Net interest income, before provision for loan losses	$52,898	$5,515	$10,787
Less provision for loan losses	1,527	40	825
Non-interest income	7,440	2,135	5,474

Net revenue	58,811	7,610	15,436
Non-interest expense *	33,858	2,440	4,011

Income before income taxes	$24,953	$5,170	$11,425

Goodwill	$2,347	$—	$—

Total assets	$1,513,529	$157,436	$307,840

2005
Net interest income, before provision for loan losses	$43,929	$4,905	$8,267
Less provision for loan losses	4,365	20	185
Non-interest income	7,324	2,377	5,295

Net revenue	46,888	7,262	13,377
Non-interest expense *	28,249	3,258	3,708

Income before income taxes	$18,639	$4,004	$9,669

Goodwill	$2,347	$—	$—

Total assets	$1,406,347	$124,811	$257,943

*	The decrease in non-interest expense for Trade Finance Services (TFS) during the period is due to a change in the allocation methodology. In 2005, overhead expense was allocated to TFS in proportion to the number of employees of TFS. In 2006, the expense for TFS was allocated based on direct expenses, space usage and contribution to earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three and nine months ended September 30, 2006. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$40,010	$31,504	$113,208	$83,094
Interest expense	16,202	10,731	44,008	25,993

Net interest income	23,808	20,773	69,200	57,101
Provision for loan losses	1,170	970	2,392	4,570

Net interest income after provision for loan losses	22,638	19,803	66,808	52,531
Non-interest income	4,963	5,789	15,049	14,997
Non-interest expense	13,022	12,063	40,309	35,216

Income before income tax provision	14,579	13,529	41,548	32,312
Income tax provision	5,910	5,600	17,099	13,365

Net income	$8,669	$7,929	$24,449	$18,947

Per Share Data:
Earnings per share - basic	$0.33	$0.33	$0.95	$0.80
Earnings per share - diluted	$0.33	$0.32	$0.93	$0.77
Book value (period end)	$6.77	$5.52	$6.77	$5.52
Common shares outstanding	26,100,672	25,358,142	26,100,672	25,358,142
Weighted average shares - basic	25,949,931	24,041,269	25,679,893	23,685,330
Weighted average shares - diluted	26,407,297	24,780,612	26,247,283	24,684,504

Statement of Financial Condition Data - at Period End:
Assets	$1,978,805	$1,789,101	$1,978,805	$1,789,101
Securities available for sale and held to maturity	201,461	173,672	201,461	173,672
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,660,321	1,427,094	1,660,321	1,427,094
Deposits	1,649,317	1,544,109	1,649,317	1,544,109
Federal Home Loan Bank borrowings	81,000	31,000	81,000	31,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	176,622	139,874	176,622	139,874

	At of for The Three Months Ended September 30,		At of for The Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$1,959,562	$1,776,045	$1,914,598	$1,647,490
Securities available for sale and held to maturity	198,214	151,426	186,246	139,797
Gross loans, including loans held for sale	1,629,345	1,434,369	1,560,465	1,359,773
Deposits	1,667,730	1,550,181	1,642,357	1,401,420
Stockholders’ equity	170,273	122,363	160,878	112,226
Selected Performance Ratios:
Return on average assets (1)	1.77%	1.79%	1.70%	1.53%
Return on average stockholders’ equity (1)	20.36%	25.92%	20.26%	22.51%
Non-interest expense to average assets (1)	2.66%	2.72%	2.81%	2.85%
Efficiency ratio (2)	45.26%	45.41%	47.85%	48.84%
Net interest margin (3)	5.11%	4.95%	5.07%	4.89%
Net interest margin, including loan prepayment fee income	5.25%	5.00%	5.16%	4.92%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.91%	9.92%	10.91%	9.92%
Tier 1 risk-based capital ratio	12.09%	11.45%	12.09%	11.45%
Total risk-based capital ratio	13.17%	12.57%	13.17%	12.57%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.14%	1.20%	1.14%	1.20%
Allowance for loan losses to non-performing loans	474.74%	444.94%	474.74%	444.94%
Total non-performing assets to total assets (6)	0.23%	0.26%	0.23%	0.26%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Results of Operations

Overview

During the nine months ended September 30, 2006, we continued to maintain the growth in our assets supported by growth in deposits and other borrowings. Our total assets grew by 11%, or $203 million, at September 30, 2006 from $1.8 billion at December 31, 2005. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits and other borrowings. The loan growth during the nine months ended September 30, 2006 continued to be dominated by real estate loans and deposit growth was primarily in non-jumbo time deposits.

Our net income was $8.7 million for the three months ended September 30, 2006 and represents a 9% increase from $7.9 million for the three months ended September 30, 2005. The major contributor to the increase in net income for the three months ended September 30, 2006 was a 15% increase in net interest income before loan loss provision compared to the same period of 2005 as a result of loan growth and an increase in our net interest margin offset by an increase of 21% in the loan loss provision.

Our net income was $24.4 million for the nine months ended September 30, 2006 and represents a 29% increase from $18.9 million for the nine months ended September 30, 2005. The increase was primarily due to a 21% increase in net interest income also as a result of loan growth and lower loan loss provision partially offset by an increase in non-interest expense.

Net income

Our net income for the three months ended September 30, 2006 was $8.7 million, or $0.33 per diluted share, compared to $7.9 million, or $0.32 per diluted share, for the same quarter of 2005, representing an increase of $740 thousand or 9%. Net income for the nine months ended September 30, 2006 was $24.4 million or $0.93 per diluted share, compared to $18.9 million, or $0.77 per diluted share for the same period of 2005. These increases resulted primarily from an increase in net interest income partially offset by an increase in non-interest expense.

The annualized return on average assets was 1.77% for the third quarter of 2006, compared to 1.79% for the same period of 2005. The annualized return on average equity was 20.36% for the third quarter of 2006, compared to 25.92% for the same period of 2005. The decline in ROE for third quarter 2006 compared to the same period in 2005 is primarily due to lower average equity before the sale of $20 million of common stock which closed on September 12, 2005. The efficiency ratio was 45.26% for the three months ended September 30, 2006, compared to 45.41% for the same period of 2005.

The annualized return on average assets was 1.70% for the nine months ended September 30, 2006, compared to 1.53% for the same period of 2005. The annualized return on average equity was 20.26% for the nine months ended September 30, 2006, compared to 22.51% for the same period of 2005.

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

Net interest income before provision for loan losses was $23.8 million for the third quarter ended September 30, 2006, an increase of $3.0 million or 15% compared to net interest income of $20.8 million for the same quarter of 2005. This increase was primarily due to an increase in average interest earning assets, which increased $183.4 million, or 11%, to $1.86 billion for the third quarter of 2006 from $1.68 billion for the same quarter of 2005.

Net interest income before provision for loan losses was $69.2 million for the nine months ended September 30, 2006, an increase of $12.1 million or 21% compared to net interest income of $57.1 million for the same period of 2005. This increase was also due to an increase in average interest earning assets, which increased $264.2 million or 17% to $1.82 billion for the nine months ended September 30, 2006 from $1.56 billion for the same period of 2005.

Interest income for the third quarter of 2006 was $40.0 million, which represented an increase of $8.5 million or 27% over interest income of $31.5 million for the same quarter of 2005. The increase was the result of a $4.1 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $4.4 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

Interest income for the nine months of 2006 was $113.2 million, which represented an increase of $30.0 million or 36% over interest income of $83.1 million for the same period of 2005. The increase was the result of a $14.3 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $15.7 million increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

Interest-bearing liabilities also increased as a result of a growth in deposits and other borrowings, mostly in higher interest-bearing deposits such as money market and time deposit accounts as the market continued to be more competitive.

Interest expense for the third quarter of 2006 was $16.2 million, an increase of $5.5 million or 51% compared to interest expense of $10.7 million for the same quarter of 2005. The increase was primarily the result of a $1.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $4.4 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Interest expense for the nine months of 2006 was $44.0 million, an increase of $18.0 million or 69% compared to interest expense of $26.0 million for the same period of 2005. The increase was primarily the result of a $5.4 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $12.6 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

The weighted average yield on average interest-earning assets increased to 8.59% for the third quarter of 2006 compared with 7.51% for the same quarter of 2005, a 108 basis point increase. The increase was primarily due to an increase in the prime interest rate, to which a substantial portion of our loan portfolio is tied. The weighted average prime rate for the third quarter of 2006 was 8.25% compared to 6.42% during the same quarter of 2005. The weighted average cost of interest-bearing liabilities also increased at a faster pace to 4.74% for the third quarter of 2006 from 3.43% for the same quarter of 2005, a 131 basis point increase, primarily due to the increase in market interest rates and continued competition among Korean-American banks.

The resulting net interest margin was 5.11% for the third quarter of 2006 compared with 4.95% for the same quarter of 2005. Despite a 150 basis point increase in the prime rate between the two periods, the net interest margin only increased by 16 basis points primarily due to the increase in lower yielding fixed rate loans and the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. Average gross loans to average earning assets increased to 87.5% during the third quarter 2006 compared to 85.4% during the same period 2005. The weighted average cost of total deposits, including non-interest bearing deposits, for the third quarter of 2006 was 3.55% compared to 2.48% for the same quarter of 2005, a 107 basis point increase.

The weighted average yield on average interest-earning assets increased to 8.29% for the nine months ended September 30, 2006 compared with 7.12% for the same period of 2005, a 117 basis point increase. The increase was primarily due to increases in the prime interest rate, to which a substantial portion of our loan portfolio is tied. The weighted average prime rate for the nine months ended September 30, 2006 was 7.58% compared to 5.93% during the same period of 2005. The weighted average cost of interest-bearing liabilities increased at a faster pace to 4.37% for the nine months ended September 30, 2006 from 3.00% for the same period of 2005, a 137 basis point increase, primarily due to the increase in market interest rates and continued competition among Korean-American banks.

The resulting net interest margin was 5.07% for the nine months ended September 30, 2006 compared with 4.89% for the same period of 2005. Despite continued increases in the prime rate, the net interest margin only increased by 18 basis points primarily due to the increase in lower yielding fixed rate loans and the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. As of September 30, 2006, fixed rate loans accounted for 35% of the total loan portfolio. The weighted average cost of total deposits, including non-interest bearing deposits, for the nine months ended September 30, 2006 was 3.27% compared to 2.11% for the same period of 2005, a 116 basis point increase.

Historically, the Company has included fees received on early loan pay-offs in other income. Such fees amounted to $618 thousand and $221 thousand for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $276 thousand for the nine months ended September 30, 2006 and 2005, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,629,345	$37,200	9.13%	$1,434,369	$29,090	8.11%
Other investments	9,625	133	5.53%	8,245	95	4.61%
Securities(3)	198,214	2,340	4.72%	151,426	1,557	4.11%
Federal funds sold	25,120	337	5.37%	84,842	762	3.59%

Total interest earning assets	$1,862,304	$40,010	8.59%	$1,678,882	$31,504	7.51%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$214,661	$1,946	3.63%	$267,296	$1,821	2.73%
Savings	138,722	1,086	3.13%	98,682	513	2.08%
Time certificates of deposit	930,760	11,767	5.06%	814,889	7,294	3.58%
FHLB borrowings	45,171	535	4.74%	34,392	370	4.30%
Subordinated debentures	37,192	868	9.34%	37,160	733	7.89%

Total interest bearing liabilities	$1,366,506	$16,202	4.74%	$1,252,419	$10,731	3.43%

NON-INTEREST BEARING DEPOSITS:	$383,587			$369,314

Net interest income		$23,808			$20,773

Net interest margin			5.11%			4.95%
Net interest margin, including loan prepayment fee income(4)			5.25%			5.00%
Net interest spread (including effect of non-interest bearing deposits)			4.89%			4.86%
Average interest-earning assets to average interest-bearing liabilities			136.28%			134.05%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Loan prepayment fee income included was $618 thousand and $221 thousand for the three months ended September 30, 2006 and 2005, respectively.

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,560,465	$104,201	8.90%	$1,359,773	$77,307	7.58%
Other investments	9,093	367	5.38%	9,016	266	3.93%
Securities(3)	186,246	6,284	4.50%	139,797	4,346	4.15%
Federal funds sold	64,769	2,356	4.85%	47,739	1,175	3.28%

Total interest earning assets	$1,820,573	$113,208	8.29%	$1,556,325	$83,094	7.12%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$214,294	$5,214	3.24%	$269,810	$4,865	2.40%
Savings	136,492	3,013	2.94%	105,502	1,508	1.91%
Time certificates of deposit	919,438	32,085	4.65%	671,914	15,788	3.13%
FHLB borrowings	35,816	1,212	4.51%	69,581	1,746	3.35%
Subordinated debentures	37,183	2,484	8.91%	37,152	2,086	7.49%

Total interest bearing liabilities	$1,343,223	$44,008	4.37%	$1,153,959	$25,993	3.00%

NON-INTEREST BEARING DEPOSITS:	$372,133			$354,194

Net interest income		$69,200			$57,101

Net interest margin			5.07%			4.89%
Net interest margin, including loan prepayment fee income(4)			5.16%			4.92%
Net interest spread (including effect of non-interest bearing deposits)			4.87%			4.82%
Average interest-earning assets to average interest-bearing liabilities			135.54%			134.87%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Loan prepayment fee income included was $1.2 million and $276 thousand for the nine months ended September 30, 2006 and 2005, respectively.

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

	Three months ended September 30, 2006 over September 30, 2005
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$8,110	$3,897	$4,213
Interest on other investments	38	21	17
Interest on securities	783	254	529
Interest on federal funds sold	(425)	267	(692)

Total interest income	$8,506	$4,439	$4,067

INTEREST EXPENSE :
Interest on demand deposits	$125	$528	$(403)
Interest on savings	573	318	255
Interest on time certificates of deposit	4,473	3,326	1,147
Interest on FHLB borrowings	165	40	125
Interest on subordinated debentures	135	134	1

Total interest expense	$5,471	$4,346	$1,125

Net Interest Income	$3,035	$93	$2,942

	Nine months ended September 30, 2006 over September 30, 2005
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$26,894	$14,572	$12,322
Interest on other investments	101	99	2
Interest on securities	1,938	396	1,542
Interest on federal funds sold	1,181	676	505

Total interest income	$30,114	$15,743	$14,371

INTEREST EXPENSE :
Interest on demand deposits	$349	$1,480	$(1,131)
Interest on savings	1,505	978	527
Interest on time certificates of deposit	16,297	9,263	7,034
Interest on FHLB borrowings	(534)	485	(1,019)
Interest on subordinated debentures	398	396	2

Total interest expense	$18,015	$12,602	$5,413

Net Interest Income	$12,099	$3,141	$8,958

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

We recorded $1.2 million in provision for loan losses during the third quarter of 2006 compared to $970 thousand in the same quarter of 2005. We recorded $2.4 million in provision for loan losses during the nine months ended September 30, 2006 compared to $4.6 million in the same period of 2005. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio, the level of our net charge-offs, the quality of the loans, and the level of non-performing, classified and special mention loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at September 30, 2006. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, and net gains on sales of SBA loans and securities available for sale.

Non-interest income for the third quarter of 2006 was $5.0 million compared to $5.8 million for the same quarter of 2005 primarily due to a decrease in net gains on sales of SBA loans, offset in part by an increase in other income and fees. The net gains on sales of SBA loans decreased $925 thousand or 50% to $922 thousand for the third quarter of 2006, compared to $1.8 million for the same quarter of 2005. Due to the turnover in our SBA management towards the end of the second quarter of 2006, SBA loan production paused and sales were lower, resulting in lower net gains. Originations of SBA loans during the third quarter of 2006 were $23.3 million compared to $43.9 million during the same period in 2005. Sales of SBA loans during the third quarter of 2006 were $15.4 million compared to $29.4 million during the same quarter of 2005. Other income and fees increased $126 thousand or 14% to $1.1 million for the third quarter of 2006 compared to $925 thousand for the same quarter of 2005. The increase is primarily due to an increase in fees for early loan pay-offs.

Non-interest income for the nine months ended September 30, 2006 was $15.0 million, which unchanged from the same period of 2005. Net loan servicing fees were higher during the nine months ended September 30, 2006 primarily due to an increase in serviced loans as we continue to sell SBA loans with servicing rights retained. The fees for early loan pay-offs were also higher for the first nine months of 2006. This increase was primarily due to pay-offs of loans that have a heavier early prepayment penalty clauses imposed in recent years. (See also discussion of net interest margin) These increases in non-interest income were offset by a decrease in service fees on deposits as we discontinued servicing of check cashing businesses and also promoted free checking accounts. We also had a decrease in international service fee income as the activities in this line of businesses declined over the past year.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2006	September 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,471	$1,552	$(81)	-5%
International service fees	726	703	23	3%
Loan servicing fees, net	454	414	40	10%
Wire transfer fees	339	348	(9)	-3%
Other income and fees	1,051	925	126	14%
Net gains on sales of SBA loans	922	1,847	(925)	-50%
Net gains on sales of securities available for sale	—	—	—	—

Total non-interest income	$4,963	$5,789	$(826)	-14%

	Nine Months Ended		Increase (Decrease)
	September 30, 2006	September 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,528	$4,712	$(184)	-4%
International service fees	2,027	2,230	(203)	-9%
Loan servicing fees, net	1,395	1,196	199	17%
Wire transfer fees	1,046	1,057	(11)	-1%
Other income and fees	2,318	1,969	349	18%
Net gains on sales of SBA loans	3,735	3,690	45	1%
Net gains on sales of securities available for sale	—	143	(143)	-100%

Total non-interest income	$15,049	$14,997	$52	0%

Non-interest Expense

Non-interest expense for the third quarter of 2006 was $13.0 million compared to $12.1 million for the same quarter of 2005, an increase of $959 thousand or 8%. Occupancy expense for the three months ended September 30, 2006 increased to $2.0 million compared to $1.8 million for the same period of 2005, an increase of $226 thousand or 13%. This increase is primarily due to the signing of the new Garden Grove and Fullerton office lease contracts during the fourth quarter of 2005 and an increase in aggregate overall lease payments for lease renewals. Data processing and communications expense increased $189 thousand or 23% as the number of accounts and transactions increased. Professional fees increased $202 thousand or 33% to $815 thousand for the third quarter of 2006, compared to $613 thousand for the same quarter of 2005. This increase is primarily due to engaging consulting firms for various projects, including MOU compliance and the CEO search.

Other expenses increased $172 thousand, or 10%, to $1.9 million for the third quarter of 2006, primarily due to increases in FDIC insurance premiums and Corporate insurance expense. FDIC insurance premiums increased $129 thousand or 293% to $173 thousand for the third quarter of 2006 compared to $44 thousand for the same quarter of 2005. This increase was a result of an increased insurance assessment rate from zero to three cents, effective for the semi-annual period ending June 30, 2006. Corporate insurance, including D&O insurance, also increased $144 thousand or 262% to $199 thousand for the third quarter of 2006 compared to $55 thousand for the same quarter of 2005. This was primarily due to increased D&O coverage and higher premiums as a result of the restatement related matters during 2005.

Non-interest expense for the nine months ended September 30, 2006 was $40.3 million compared to $35.2 million for the same period of 2005, an increase of $5.1 million or 14%. Salaries and employee benefits increased to $20.2 million for the nine months ended September 30, 2006 from $17.6 million for the same period of 2005. The increase of $2.7 million or 15% was primarily due to an increase in personnel and the accounting for stock compensation expense of $980 thousand recorded in the nine months ended September 30, 2006. Our FTE head count increased from 376 at year-end 2005 to 395 at September 30, 2006. Occupancy expense increased due to signing of new leases during the second half of 2005 and an overall increase in lease rates. Advertising and marketing expense increased primarily due to on-going bank-wide deposit campaigns throughout the year 2006, including our summer World-Cup advertising and promotional campaign. Professional fees were lower for the nine months ended September 30, 2006 by $280 thousand or 11% compared to same period 2005. During the nine months ended September 30, 2005, we incurred approximately $1.2 million in professional fees related to the restatement. Excluding this non-recurring expense of $1.2 million, professional fees increased $920 thousand during the nine months ended September 30, 2006. This increase is primarily due to legal expenses related to the MOU compliance, CEO and employee search fees and other consulting fees.

Other expense increased $1.1 million or 23% to $5.7 million for the nine months ended September 30, 2006, primarily due to increases in FDIC insurance premiums and Corporate insurance expense as mentioned above. The increase in FDIC insurance was $365 thousand or 277% and the increase in Corporate insurance, including D&O insurance, was $436 thousand or 266%.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2006	September 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,346	$6,149	$197	3%
Occupancy	1,993	1,767	226	13%
Furniture and equipment	562	504	58	12%
Advertising and marketing	421	506	(85)	-17%
Data processing and communications	1,029	840	189	23%
Professional fees	815	613	202	33%
Other	1,856	1,684	172	10%

Total non-interest expense	$13,022	$12,063	$959	8%

	Nine Months Ended		Increase (Decrease)
	September 30, 2006	September 30, 2005	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$20,240	$17,564	$2,676	15%
Occupancy	5,727	5,055	672	13%
Furniture and equipment	1,630	1,511	119	8%
Advertising and marketing	1,697	1,360	337	25%
Data processing and communications	3,000	2,496	504	20%
Professional fees	2,275	2,555	(280)	-11%
Other	5,740	4,675	1,065	23%

Total non-interest expense	$40,309	$35,216	$5,093	14%

Provision for Income Taxes

Income taxes were $5.9 million and $5.6 million for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate for the quarters ended September 30, 2006 and 2005 was 40.5% and 41.4%, respectively. During the third quarter of 2006, certain tax contingencies were resolved resulting in a reduction in deferred tax liabilities and tax expense of approximately $230 thousand. Income taxes were $17.1 million and $13.4 million for the nine months ended September 30, 2006 and 2005 with an effective tax rate of 41.2% and 41.4%, respectively.

Financial Condition

At September 30, 2006, our total assets were $2.0 billion, an increase of $203.0 million or 11% from $1.8 billion at December 31, 2005. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits and other borrowings.

Loan Portfolio

As of September 30, 2006, our gross loans (net of deferred loan fees and costs) increased by $214.6 million or 15% to $1.66 billion from $1.45 billion at December 31, 2005. Commercial loans, which include domestic commercial, international trade finance and SBA loans, at September 30, 2006 increased by $37.0 million or 8%, to $ 520.3 million from $483.2 million at December 31, 2005. Real estate loans increased by $189.0 million, or 21%, to $1.09 billion at September 30, 2006 from $900.7 million at December 31, 2005.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$520,253	31%	$483,231	33%
Real estate loans	1,089,705	65%	900,699	62%
Consumer and other loans	53,132	4%	64,633	5%

Gross loans outstanding	1,663,090	100%	1,448,563	100%
Unamortized deferred loan fees, net of costs	(2,769)		(2,823)
Allowance for loan losses	(18,909)		(17,618)

Loans receivable, net	$1,641,412		$1,428,122

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

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Loan commitments	$205,525	$199,968
Standby letters of credit	13,990	14,077
Other commercial letters of credit	29,160	25,858

	$248,675	$239,903

At September 30, 2006, our nonperforming assets (nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $4.6 million, a decrease of $1.6 million or 26% from $6.2 million at December 31, 2005. The decrease was primarily due to a decrease in nonaccrual loans. Nonperforming assets to total assets was 0.23% and 0.35% at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, nonperforming loans were $4.0 million, a decrease of $1.5 million, from $5.5 million at December 31, 2005. This decrease was primarily due to pay-offs of $1.1 million, composed of four loans, $1.0 million in charge-offs, and one loan being placed back on an accrual status during the period due to its improved credit quality. At September 30, 2006, nonperforming loans to total gross loans was 0.24% compared to 0.38% at December 31, 2005.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$3,983	$5,489
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	3,983	5,489
Other real estate owned	—	—
Restructured loans	606	741

Total Nonperforming Assets	$4,589	$6,230

Nonperforming loans to total gross loans	0.24%	0.38%
Nonperforming assets to total assets	0.23%	0.35%

Allowance for Loan Losses

The allowance for loan losses was $18.9 million at September 30, 2006, compared to $17.6 million at December 31, 2005. We recorded a provision for loan losses of $2.4 million during the nine months ended September 30, 2006 compared to $4.6 million for the same period of 2005. The decrease in the provision for loan losses is primarily due to a $9.7 million decrease in classified and special mention loans. from the 2005 year-end level. The decrease in classified and special mention loans was primarily due to payoffs and upgrades. Approximately $5.0 million of those loans were paid off and the remaining loans were upgraded due to improvements in credit quality. The allowance for loan losses was 1.14% of gross loans at September 30, 2006 and 1.22% at December 31, 2005. Total special mention and classified loans at September 30, 2006 were $11.3 million, compared to $21.0 million at December 31, 2005.

We believe the allowance for loan losses as of September 30, 2006 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at September 30, 2006 and December 31, 2005:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	September 30, 2006		December 31, 2005
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
Commercial	$5,284	31%	$5,061	33%
Real estate	12,659	65%	11,469	62%
Consumer	966	4%	1,057	5%
Unallocated	—	N/A	31	N/A

Total allowance	$18,909	100%	$17,618	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,560,465	$1,359,773

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$1,660,321	$1,427,094

ALLOWANCE:
Balance-beginning of period	$17,618	$14,627
Less: Loan charge-offs:
Commercial	1,549	1,778
Real estate	—	—
Consumer	845	821

Total loan charge-offs	2,394	2,599

Plus: Loan Recoveries
Commercial	918	285
Real estate	—	—
Consumer	375	185

Total loan recoveries	1,293	470

Net loan charge-offs	1,101	2,129
Provision for loan losses	2,392	4,570

Balance-end of period	$18,909	$17,068

Net loan charge-offs to average gross loans *	0.09%	0.21%
Allowance for loan losses to total loans at end of period	1.14%	1.20%
Net loan charge-offs to beginning allowance *	8.33%	19.41%
Net loan charge-offs to provision for loan losses	46.03%	46.59%

*	Annualized

Total loans are net of deferred loan fees and costs of $2,769,000 and $3,150,000 at September 30, 2006 and 2005, respectively.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at September 30, 2006 or December 31, 2005. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, corporate bonds, asset-backed securities, collateralized mortgage obligations, mortgage backed securities, mutual funds and municipal bonds.

As of September 30, 2006, we had $1.0 million in held-to-maturity securities and $204.4 million in available-for-sale securities compared to $1.0 million and $174.7 million, respectively at December 31, 2005. The total net unrealized loss on the available-for sale securities at September 30, 2006 was $3.9 million compared to net unrealized loss of $3.4 million at December 31, 2005. During the nine months of 2006, a total of $38.7 million in securities available-for-sale were purchased. There was no sale of securities during the quarter.

Securities with a carrying value of $4.6 million were pledged to secure public deposits and for other purposes as required or permitted by law at September 30, 2006. Securities with a carrying value of $11.2 million and $125.0 million were pledged to the FHLB of San Francisco and the State of California Treasurer’s Office, respectively, at September 30, 2006.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At September 30, 2006			At December 31, 2005
	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Estimated Fair Value	Net Unrealized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$92,535	$90,757	$(1,778)	$92,500	$90,797	$(1,703)
Collateralized mortgage obligations	60,184	59,092	(1,092)	26,820	25,935	(885)
Mortgage-backed securities	38,640	37,542	(1,098)	45,615	44,732	(883)
Asset-backed securities	1,946	1,937	(9)	1,991	1,989	(2)
Municipal bonds	7,054	7,237	183	7,173	7,331	158
Mutual funds	4,000	3,896	(104)	4,000	3,925	(75)

Total available-for-sale	$204,359	$200,461	$(3,898)	$178,099	$174,709	$(3,390)
Held-to-maturity:
Corporate debt securities	$1,000	$1,005	$5	$1,001	$1,023	$22

Total held-to-maturity	$1,000	$1,005	$5	$1,001	$1,023	$22

Total investment portfolio	$205,359	$201,466	$(3,893)	$179,100	$175,732	$(3,368)

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions at September 30, 2006.

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Description of Securities:
U.S. Government agency	$—	$—	$90,757	$(1,778)	$90,757	$(1,778)
Collateralized mortgage obligations	40,478	(416)	10,227	(701)	50,705	(1,117)
Mortgage-backed securities	2,108	(33)	34,606	(1,076)	36,714	(1,109)
Asset-backed securities	1,937	(9)	—	—	1,937	(9)
Mutual funds	—	—	3,896	(104)	3,896	(104)

Total Temporarily Impaired Securities	$44,523	$(458)	$139,486	$(3,659)	$184,009	$(4,117)

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

During the nine month ended September 30, 2006, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at September 30, 2006, we have the intent and ability to hold them until maturity or full recovery of their market values.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2006, our deposits increased by $122.8 million or 8% to $1.65 billion from $1.53 billion at December 31, 2005. Non-jumbo time deposits totaled $195.4 million, an increase of $62.0 million or 46% from $133.4 million at December 31, 2005, which accounted for the biggest increase. Interest-bearing demand deposits, including money market and super now accounts, totaled $202.2 million, an increase of $16.6 million or 9% from $185.6 million at December 31, 2005. These increases were primarily due to bank-wide marketing campaigns, specifically on new money market and time deposit products, targeting non-jumbo products.

At September 30, 2006, 23% of total deposits were non-interest bearing demand deposits, 56% were time deposits, and 21% were interest bearing demand and saving deposits. By comparison, at December 31, 2005, 24% of the total deposits were non-interest bearing demand deposits, 56% were time deposits, and 20% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At September 30, 2006, we had a total of $50.6 million in brokered deposits and $100.0 million in State Treasurer deposits compared to $118.3 million and $60.0 million at December 31, 2005, respectively. During the nine months ended September 30, 2006, we paid off $67.6 million in brokered deposits. The weighted average life of the brokered deposits is two years with a weighted average rate of 4.03%. The State Treasurer deposits were six months maturities with a weighted average interest rate of 5.11% and were collateralized with securities with a carrying value of $125.0 million at September 30, 2006. The State deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2006 and December 31, 2005, we had $81.0 million of fixed rate FHLB advances with average remaining maturities of 2.5 years and $31.0 million with remaining maturities of 2.1 years. The weighted average rate was 4.78% at September 30, 2006 compared to 4.38% at December 31, 2005. During September of 2006, we obtained $50 million in FHLB advances to fund our loan growth. Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Federal Reserve Bank.

At September 30, 2006 and December 31, 2005, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The weighted average cost of the trust preferred securities was 9.34% and 8.91% for the three and nine months ended September 30, 2006, respectively. The dividend payments on trust preferred securities require a pre-approval from the Federal Reserve Bank.

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

We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also purchased interest rate caps at premium to protect against further rise in interest rate. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates. Our accounting for interest rate swap, caps and floor contracts is discussed below under Item 3.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $176.6 million at September 30, 2006. This represented an increase of $29.9 million or 20% over total stockholders’ equity of $146.8 million at December 31, 2005. The increase is primarily attributed to net income and proceeds from options exercised, offset by cash dividends paid for the nine months ended September 30, 2006.

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

At September 30, 2006, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $213.2 million, compared to $182.5 million at December 31, 2005, representing an increase of $30.7 million or 17%. This increase was primarily due to the net income and proceeds from options exercised, offset by the cash dividends paid. At September 30, 2006, we had a ratio of total capital to total risk-weighted assets of 13.17% and a ratio of Tier I capital to total risk-weighted assets of 12.09%. The Tier I leverage ratio was 10.91% at September 30, 2006.

As of September 30, 2006 and December 31, 2005, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2006:
Total capital (to risk-weighted assets):
Company	$232,199	13.2%	$141,024	8.0%	N/A	N/A
Bank	$220,765	12.5%	$140,857	8.0%	$176,071	10.0%
Tier I capital (to risk-weighted assets):
Company	$213,162	12.1%	$70,512	4.0%	N/A	N/A
Bank	$201,728	11.5%	$70,428	4.0%	$105,643	6.0%
Tier I capital (to average assets):
Company	$213,162	10.9%	$78,166	4.0%	N/A	N/A
Bank	$201,728	10.3%	$78,069	4.0%	$97,586	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets):
Company	$200,100	12.9%	$124,047	8.0%	N/A	N/A
Bank	$191,996	12.4%	$123,879	8.0%	$154,849	10.0%
Tier I capital (to risk-weighted assets):
Company	$182,483	11.8%	$62,024	4.0%	N/A	N/A
Bank	$174,379	11.3%	$61,940	4.0%	$92,910	6.0%
Tier I capital (to average assets):
Company	$182,483	10.2%	$71,402	4.0%	N/A	N/A
Bank	$174,379	9.8%	$71,189	4.0%	$88,986	5.0%

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

Our sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, borrowings from the State Treasurer and advances from the Federal Home Loan Bank of San Francisco. In addition, these funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from our available-for-sale portfolio. Our uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

We manage liquidity risk by managing interest-earning assets and interest-bearing liabilities, and by maintaining alternative sources of funds as described above. The sale of investment securities available-for-sale can also serve as a contingent source of funds.

We have established broker deposit relationships, lines with correspondent banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At September 30, 2006, our borrowing capacity included $246.0 in brokered deposits (policy limitation), $61.0 million in line facilities from correspondent banks and $323.4 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $117.3 million at September 30, 2006 compared to $142.5 million at December 31, 2005. We believe our liquidity sources to be stable and adequate.

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

Swaps and Caps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements and seven of these agreements are outstanding at September 30, 2006. In August 2006, we purchased $100 million of interest rate caps which mature in 15 months in November 2007, tied to 3-month LIBOR, adjusting monthly. See footnote 8 of Notes to Condensed Consolidated Financial Statements (unaudited).

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2006, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an immediate and parallel changes in market interest rates.

At September 30, 2006, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	3.20%	(11.72)%
+ 100 basis points	1.76%	(5.73)%
- 100 basis points	(1.30)%	5.03%
- 200 basis points	(2.90)%	8.29%

Item 4.	Controls and Procedures

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Acting President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2006. Based upon that evaluation, our Acting President and our Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c. Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NARA BANCORP, INC.

Date: November 9, 2006	/s/ Min Jung Kim
Min Jung Kim
Acting President and Chief Operating Officer

Date: November 9, 2006	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
31.1.1	Certification of Principal Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.1.2	Certification of Principal Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.1.3	Certification of Principal Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002

32.1.1	Certification of Principal Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.1.2	Certification of Principal Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.1.3	Certification of Principal Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002