Form 10-K
period 2006-12-31
NARA BANCORP INC
filed 2007-03-15
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File # 000-50245

NARA BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

3731 Wilshire Boulevard

Suite 1000

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006, as reported on the NASDAQ National Market, was approximately $487,557,000.

Number of shares outstanding of the Registrant’s Common Stock as of February 28, 2007: 26,131,672

Documents Incorporated by Reference: Definitive Proxy Statement for the Annual Meeting of Shareholders – Part III

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

Factors that might affect forward-looking statements include, among other things:

•	the demand for our products;

•	actions taken by our competitors;

•	adverse actions taken by any one of our regulatory agencies, which would limit our activities, such as a Memorandum of Understanding or consent agreement;

•	changes in the FDIC insurance premium;

•	tax rate changes, new tax laws and revised tax law interpretations;

•	adverse changes occurring in the securities markets;

•	inflation and changes in prevailing interest rates that reduce our margins or the fair market value of the financial instruments that we hold;

•	economic or business conditions, either nationally or in our market areas, that is worse than we anticipated;

•	legislative or regulatory changes that adversely affect our business;

•	the timing, impact and other uncertainties of our asset sales or securitizations;

•	technology changes that is more difficult or expensive than we expect;

•	increases in delinquencies and defaults by our borrowers and other loan delinquencies;

•	increases to our provision for losses on loans and leases due to loan quality/performance deterioration;

•	our inability to sustain or improve the performance of our subsidiaries;

•	our inability to achieve our financial goals and strategic plans;

•	possible weaknesses in our system of internal and disclosure controls; and

•	credit and other risks of lending, leasing and investment activities.

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

General

Nara Bancorp, Inc. (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis with its subsidiaries) is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank (the “Bank” or “Nara Bank”). During the first quarter of 2001, Nara Bancorp became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “FRB”) as part of the reorganization of Nara Bank into a holding company structure. Nara Bancorp was incorporated under the laws of the State of Delaware in 2000. Nara Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005. Nara Bancorp’s principal business is to serve as a holding company for Nara Bank and other bank-related subsidiaries, which Nara Bancorp may establish or acquire. Our headquarters was relocated in October 2006 to 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700. Nara Bank’s deposits are insured by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits. Nara Bank is a member of the Federal Reserve System.

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

Nara Bank supplemented its growth from 1998 to 2003 through strategic acquisitions in its primary market areas in California and New York. The following is a summary of our acquisitions since 1998:

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

At December 31, 2006, the Bank had two wholly owned subsidiaries. The first subsidiary, Nara Loan Center, is a New Jersey corporation organized in 2000. Nara Loan Center is a loan production office, with total assets of $1.8 million at December 31, 2006. The second subsidiary, Nara Real Estate Trust, a Maryland real estate investment trust, was formed in April of 2003. Nara Real Estate Trust holds only loans secured by real estate and as of December 31, 2006, had total assets of $133.3 million.

Nara Bancorp currently has five special-purpose subsidiaries that were formed for capital-raising transactions: Nara Capital Trust I, Nara Statutory Trust II, Nara Capital Trust III, Nara Statutory Trust IV, and Nara Statutory Trust V. In March 2001 and 2002, Nara Bancorp established Nara Capital Trust I (“Trust I”) and Nara Statutory Trust II (Trust II”), respectively. Trust I issued $10.0 million in trust preferred securities bearing a fixed rate of 10.18%. The interest is payable semi-annually for a 30- year term. Trust II issued $8.0 million in floating rate trust preferred securities. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during its 30-year term based on the 3-month LIBOR plus 3.60 % and is paid quarterly. In June 2003, Nara Bancorp established Nara Capital Trust III (“Trust III”), and in December of 2003 Nara Bancorp established Nara Statutory Trust IV (“Trust IV”) and Nara Statutory Trust V (“Trust V”). In three separate private placement transactions, Trusts III, IV, and V issued $5.0 million, $5.0 million and $10.0 million with quarterly adjustable rates based on the 3-month LIBOR plus 3.15%, 2.85%, and 2.95%, respectively, and interest is paid quarterly for a 30- year term. In all five issuances, we participated as part of a pooled offering with several other financial institutions. The statutory business trusts were established as part of our capital planning to complement and support future growth.

With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts as of December 31, 2003. As a result, the subordinated debentures issued by Nara Bancorp to the grantor trusts in connection with the trust preferred financing, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2006 and 2005, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. Nara Bancorp also recorded $ 2.1 million in other assets in the consolidated statements of financial condition at December 31, 2006 and 2005 for the common capital securities issued by the grantor trusts held by Nara Bancorp.

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

Recent Developments

Effective November 27, 2006, Nara Bancorp and Nara Bank appointed Ms. Min Kim to the position of President and Chief Executive Officer. Ms. Kim served as Acting President of Nara Bancorp and Bank since March 2006 as part of the Interim Office of the President created to manage the Bank during the search for a permanent President and CEO. Ms. Kim had served as Chief Operating Officer since 2003. Effective December 20, 2006, Ms. Kim was also appointed to the Board of Directors of Nara Bancorp and Nara Bank. The appointments of Ms. Kim to the positions of President, CEO and Director were approved by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions.

On December 18, 2006, Nara Bancorp declared a dividend of $0.0275 per common share for the fourth quarter of 2006, which was paid on January 12, 2007 to stockholders of record on December 29, 2006.

On January 29, 2007, the Company received a formal notice from the Federal Reserve Bank of San Francisco (the “Reserve Bank”) that Nara Bank and Nara Bancorp, Inc. are no longer considered to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

On February 8, 2007, the Company received a formal notice from the Reserve Bank that due to the progress made by the Company in addressing the criticisms and concerns of the Reserve Bank, certain restrictions on the Company to which it previously agreed, would be removed, suspended or amended as follows:

•	Removed the requirement to seek approval prior to making payments on the trust preferred securities.

•	Amended the requirement to seek approval prior to the declaration or payment of dividends only if it exceeds $800 thousand.

•	Suspended the requirement to seek approval prior to the receipt of dividends or other payments representing a reduction of capital of the Bank.

•	Suspended the requirement to seek approval prior to increasing borrowings, incurring any debt, or renewing any existing debt.

•	Amended the requirement to seek “approval prior to” the issuance of trust preferred securities to “notification prior to” issuance.

•

Amended the requirement to seek approval from the Board of Governors of the Federal Reserve System and the FDIC prior to making any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties, to seek approval from the Reserve Bank.

On February 23, 2007, the Bank entered into an amendment of the Memorandum of Understanding, dated July 29, 2005, among the Bank, the Reserve Bank and the California Department of Financial Institutions (the “Department”), whereby prior approval for dividends from the Bank to the Company for purposes of covering regularly scheduled trust preferred payments is no longer required, and prior approval for dividend declarations or payments is required only for amounts in excess of $400 thousand. In addition, the requirement to seek approval from the Board of Governors of the Federal Reserve System and the FDIC prior to making any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties has been changed to seek approval only from the Reserve Bank and the Department.

The Company notified the Trustee of Nara Trust II prior to February 9, 2007, the last date for notification, that it will redeem the $8 million of subordinated debentures on March 26, 2007, which is the first redemption date allowed under the terms of the Indenture. The Company intends to refinance such trust preferred securities with similar terms at current floating rates based on LIBOR.

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

Through our network of 18 branches and 7 loan production offices, we offer a full range of commercial banking and to a lesser extent, consumer financial services to our customers, who typically are individuals and small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines (“ATM”). In addition to the ATM in our existing branches, we entered into an agreement with “Allpoint”, which is the largest national surcharge-free ATM network, to provide our customers with free ATM usage throughout the nation. Allpoint ATMs are located at convenient retail stores throughout the country, including many major national and regional merchants. We provide courier services to qualifying customers and personal banking officers focus on customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary services and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

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

Lending Activities

Commercial Loans

Commercial loans are extended to businesses for various purposes such as providing working capital, purchasing inventory, debt refinance, business acquisition and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit), which are often used to finance current assets such as inventory and accounts receivable, which typically have terms of one year with interest paid monthly on the outstanding balance and principal balance due at maturity, and (2) long-term loans (or term loans to businesses) which typically have terms of 5 to 7 years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial loans are typically collateralized by the borrower’s business assets and/or real estate property.

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

Small Business Administration Loans

The Bank also extends loans partially secured by the U.S. Small Business Administration (SBA). The Bank extends SBA loans known as 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for the purpose of providing working capital, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase/construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for business only related loans and up to 25 years for real estate related loans. SBA loans are fully amortized with monthly payments of principal and interest. SBA loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA with a maximum gross loan amount to any one small business borrower of $2.0 million and a maximum SBA guaranteed amount of $1.5 million.

The SBA 7(a) loans we generate represent an important segment of our non-interest income due to our ability to sell the guaranteed portion in the secondary market at a premium while earning servicing fee income on the sold portion over the remaining life of the loan. Therefore, in addition to the interest yield earned on the un-guaranteed portion of the SBA loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA loans sold.

SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured so as to give the Bank a 50% first deed of trust (“T/D”), the SBA a 40% second T/D (SBA 504), and the remaining 10% is funded by the borrower. Rates for the first T/D Bank loans are subject to normal bank commercial rates and the second T/D SBA loans are fixed for the life of the loans based on certain index.

All of our SBA loans are handled through Nara Bank’s SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the U.S. Small Business Administration and generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.

Consumer Loans

Consumer loans have been extended for automobile and home equity loans with a majority of the consumer loan portfolio currently consisting of automobile loans. Referrals from automobile dealers comprised the majority of originations for automobile loans. We offered fixed rate loans to buyers who do not qualify for automobile dealers’ most preferential loan rates for new and used car financing. We offer home equity loans and lines up to 89% of the appraised value of the real estate. Effective February 28, 2007, the company discontinued originating auto loans due to the lack of scalability and profitability.

Investing Activities

The main objectives of our investment strategy are to provide a source of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, Collaterized Mortgage Obligations (“CMOs”), bank-qualified California municipal bonds, corporate bonds, and mutual fund. For a detailed breakdown of our investment portfolio, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.

Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2006, we had $1.0 million in securities held-to- maturity and $162.9 million in securities available-for-sale. We purchased $39.9 million and sold $35.7 million in investment securities during 2006.

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

Our primary source of funds is FDIC-insured deposits. As part of our asset liability management, we analyze our deposits’ maturities and interest rates to monitor and control the cost of funds as well as to insure the stability of the supply of funds. We believe our deposits are a stable and reliable funding source. For more deposit information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits.

Borrowing Activities

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from both our correspondent banks, the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank.

The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco (“FHLB”) and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The FHLB offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements”

As a member of the Federal Reserve Bank (“FRB”), we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the FRB discount window is 98% of the market value of the securities that are pledged. At December 31, 2006, the par value of the securities that we have pledged for this purpose was $2.0 million.

Correspondent banks also provide lines of credit to the company. At December 31, 2006, our correspondent borrowing capacity was $61 million.

Market Area and Competition

We have 18 branch offices located in Los Angeles, Orange County, Oakland, Silicon Valley, and New York and 7 loan production offices located in San Jose, Seattle, Chicago, New Jersey, Atlanta, Virginia, and Dallas. Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area, Silicon Valley (Santa Clara County), and the New York metropolitan area, each of which has high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition amongst the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business - Supervision and Regulation – Financial Services Modernization Legislation.”

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

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Item 1. Business - Supervision and Regulation” below.

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

Memorandum of Understanding

On July 29, 2005, Nara Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“Department”). The MOU was amended for the Bank on February 23, 2007. Under the terms of the original MOU, the Bank cannot declare dividends in excess of $400,000 per quarter, plus an amount to service regular scheduled trust preferred payments, without the prior written approval of the Reserve Bank and the Department. Other material provisions of the revised MOU require Nara Bancorp and the Bank to: (i) employ an independent consultant acceptable to the Reserve Bank and the Department to conduct a review of the composition, structure and effectiveness of Nara Bank’s current directors and executive officers, (ii) prepare and submit a written plan to the Reserve Bank and the Department to strengthen the Bank’s Board of Directors’ oversight of management and operations of the Bank, (iii) prepare and submit to the Reserve Bank and the

Department acceptable policies, procedures and programs to strengthen the Bank’s internal controls, (iv) prepare and submit to the Reserve Bank and the Department a written plan to strengthen the oversight of the Bank’s internal audit function, (v) take such actions necessary to comply with Section 501 of the Gramm-Leach-Bliley Act, (vi) prepare and submit to the Reserve Bank and the Department an acceptable written information security program and a comprehensive written business resumption plan, and conduct a formal test of the business resumption plan, (vii) prepare and submit a written contingency capital plan, (viii) prepare and submit to the Reserve Bank and Department financial projections for the years 2005-2007 and revise the Bank’s three-year strategic plan, (ix) prepare and submit during the term of the MOU, annual financial projections for each subsequent calendar year at least one month prior to the beginning of the calendar year, (x) notify the Reserve Bank and the Department of all revisions to the budget within 5 days of approval by the Bank’s Board of Directors, (xi) notify the Reserve Bank and the Department thirty (30) days prior to the appointment of any new director or senior executive officer or changing the responsibilities of any current senior officer, (xii) permit the Bank to make any indemnification and golden parachute or severance payments, or enter into any agreements to make such payments to institution–affiliated parties only with the prior written approval of the Board of Governors of the Federal Reserve System and concurrence of the Federal Deposit Insurance Corporation, and (xiii) prepare and submit progress reports to the Reserve Bank and the Department. The MOU will remain in effect until modified or terminated by the Reserve Bank and the Department.

Additional Company Restrictions.

Nara Bancorp has agreed with the Reserve Bank and the Department to additional restrictions as well, and must take all necessary steps to ensure that the Bank complies with the MOU, and it also must report its progress to the Reserve Bank. In addition, Nara Bancorp may not declare any dividends in excess of $800,000 plus amounts needed to pay dividends on trust preferred securities, without the prior written approval of the Reserve Bank. Without the consent of the Reserve Bank, Nara Bancorp may not: (i) increase its borrowings, incur any debt or renew existing debt, (ii) purchase any of its stock, (iii) appoint any new director or senior executive officer or change the responsibilities of any current senior executive officer, or (iv) make any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties. Nara Bancorp may issue trust preferred securities upon prior notice to the Reserve Bank. Finally, Nara Bancorp must affirmatively ensure that all regulatory reports filed, accurately reflect Nara Bancorp’s condition, are filed on a timely basis, and all records, and supporting work papers are maintained.

Troubled Condition Designation

On July 8, 2005, the Reserve Bank notified Nara Bancorp and Nara Bank that it had designated Nara Bancorp and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. On January 29, 2007, the Company received a formal notice from the Federal Reserve Bank of San Francisco (the “Reserve Bank”) that Nara Bank and Nara Bancorp, Inc. are no longer considered to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989.

Progress with the MOU-Related Requirements

On February 8, 2007, the Company received a formal notice from the Reserve Bank that due to the progress made by the Company in addressing the criticisms and concerns of the Reserve Bank, certain restrictions on the Company to which it previously agreed, would be removed, suspended or amended as follows:

•	Removed the requirement to seek approval prior to making payments on the trust preferred securities.

•	Amended the requirement to seek approval prior to the declaration or payment of dividends only if it exceeds $800 thousand.

•	Suspended the requirement to seek approval prior to the receipt of dividends or other payments representing a reduction of capital of the Bank.

•	Suspended the requirement to seek approval prior to increasing borrowings, incurring any debt, or renewing any existing debt.

•	Amended the requirement to seek “approval prior to” the issuance of trust preferred securities to “notification prior to” issuance.

•

Amended the requirement to seek approval from the Board of Governors of the Federal Reserve System and the FDIC prior to making any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties, to seek approval from the Reserve Bank.

On February 23, 2007, the Bank entered into an amendment of the Memorandum of Understanding, dated July 29, 2005, among the Bank, the Reserve Bank and the California Department of Financial Institutions (the “Department”), whereby prior approval for dividends from the Bank to the Company for purposes of covering regularly scheduled trust preferred payments is no longer required, and prior approval for dividend declarations or payments is required only for amounts in excess of $400 thousand. In addition, the requirement to seek approval from the Board of Governors of the Federal Reserve System and the FDIC prior to making any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties has been changed to seek approval from the Reserve Bank and the Department.

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

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income for Nara Bancorp. Nara Bancorp is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Nara Bancorp. In addition, the FRB and the DFI have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Under the MOU, Nara Bancorp and the bank have certain restrictions regarding dividend payments. See “Supervision and Regulation—Memorandum of Understanding”, Additional Company Restrictions and Progress with the MOU – Related Requirements.

Transactions with Affiliates

Federal banking law imposes restrictions on extensions of credit by the Bank to Nara Bancorp or its nonbanking affiliates, the purchase by the Bank of assets of, or securities issued by, Nara Bancorp or its nonbanking affiliates, and the taking by the Bank of securities issued by Nara Bancorp as collateral for loans made by the Bank. Such restrictions prevent Nara Bancorp and its nonbanking affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, these secured loans and investments by the Bank to or in Nara Bancorp, or to or in any nonbanking affiliate, are limited, individually, to 10% of the Bank’s capital and surplus, and these secured loans and investments are limited, in the aggregate, to 20% of the Bank’s capital and surplus. California law also imposes certain restrictions with respect to transactions involving persons or entities controlling the Bank, such as Nara Bancorp, and requires that such transactions be approved in advance by the California Commissioner of Financial Institutions. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law discussed above. See “Prompt Corrective Action and Other Enforcement Mechanisms” below.

Capital Requirements

Nara Bancorp and Nara Bank are subject to capital adequacy regulations imposed by the Federal Reserve Board. Those regulations incorporate both risk-based and leverage capital requirements. The risk-based minimum capital guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. The guidelines divide an institution’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, subordinated debentures (limited to 25% of Tier 1 Capital), and minority interest in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. As of December 31, 2006 Nara Bank’s Tier I risk-based capital ratio was 11.5% and Nara Bancorp’s Tier I risk-based capital ratio was 12.2%.

Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2006, Nara Bank’s total risk-based capital ratio was 12.5% and Nara Bancorp’s total risk-based capital ratio was 13.2%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 4%. As of December 31, 2006, Nara Bank’s leverage capital ratio was 10.6% and Nara Bancorp’s leverage capital ratio was 11.2%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For further discussion of our capital, see “Capital Resources” under “Management Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table presents the amounts of regulatory capital and the capital ratios for Nara Bancorp and Nara Bank, compared to their minimum regulatory capital requirements as of December 31, 2006.

Nara Bancorp, Inc.	As of December 31, 2006 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$222,589	11.2%	$79,598	4.0%	$142,991	7.2%
Tier I risk-based capital ratio	$222,589	12.2%	$73,158	4.0%	$149,431	8.2%
Total risk-based capital ratio	$241,845	13.2%	$146,316	8.0%	$95,529	5.2%

Nara Bank	As of December 31, 2006 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$209,844	10.6%	$79,528	4.0%	$130,316	6.6%
Tier I risk-based capital ratio	$209,844	11.5%	$73,064	4.0%	$136,780	7.5%
Total risk-based capital ratio	$229,099	12.5%	$146,128	8.0%	$82,971	4.5%

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2006, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator. See “Memorandum of Understanding” and Progress with MOU-Related Requirements above.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the FDIC administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits. Under the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”), which was signed into law on February 15, 2006:

•	the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”), effective March 31, 2006;

•	the current $100,000 deposit insurance coverage cap has been indexed for inflation (with adjustments every five years commencing January 1, 2011);

•	deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation; and

•	a cap has been imposed on the level of the DIF, providing for the payment of dividends when the DIF grows beyond a specified threshold.

The FDIC has also been given greater latitude to management the DIF’s reserve ratio to help dampen sharp fluctuations in assessment rates. Pursuant to enabling regulations enacted in November of 2006, the FDIC has set the designated reserve ratio for 2007 at 1.25% of estimated insured deposits.

The FDI Reform Act has revised the prior risk-based system for assessing premiums, with the intention of more closely linking premiums to the risk posed by institutions to the DIF. The FDIC will evaluate risk to the DIF based on three primary factors: supervisory ratings for all institutions; financial ratios for most institutions; and long-term debt issuer ratings for large institutions that have such ratings. As a result of these rules, it is contemplated that the assessment rates that took effect at the beginning of 2007 for nearly all of the industry will vary between five and seven cents for every $100 of domestic deposits. The assessment rate will be higher for Nara Bank based on its most recent FDIC risk assessment.

Banks in existence on December 31, 1996 that paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF. As a result, most banks will have assessment credits that will initially offset all of their deposit premiums for 2007. Nara Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with an estimated assessment credit of $ 456 thousand for premiums paid prior to 1996.

In addition, banks must pay a fluctuating amount towards the retirement of the Financing Corporation bonds (commonly referred to as FICO bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. The current FICO assessment rate as of January 1, 2007, for institutions insured by the DIF is $0.0124 per $100 of assessable deposit. The FICO assessments are adjusted quarterly and do not vary depending on an institution’s capitalization or supervisory evaluations. These assessments will continue until the Financing Corporation bonds mature in 2017.

Guidance on Real Estate Concentrations

On December 6, 2006, the federal banking agencies issued a guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

•

Total commercial real estate loans (as defined in the Guidance) represent 300% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy. It is not clear whether or how this guidance will affect the Bank. Loans secured by commercial real estate constituted approximately 72% of our total loan portfolio at December 31, 2006.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2006, we believe that the Bank was in compliance with these requirements.

Employees

As of December 31, 2006, we had 408 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good. See Item 10 below for a list of our executive officers.

Accounting Matters – Recent Accounting Pronouncements

SFAS No. 155 - In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

SFAS No. 156 - In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect the adoption of this statement will have a material impact on the company’s consolidated financial position or results of operations.

FIN 48 - In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

SAB 108 – In September 2006, the SEC released SAB 108. SAB 108 requires a new approach to assessing materiality and permits the Company to adjust for the cumulative effect of errors relating to prior years, that prior to SAB 108 were considered to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. This SAB is required to be applied to financial statements issued after November 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

EITF 06-4 - In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying benefit agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

EITF 06-5 - In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

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

We face risks related to recent regulatory actions. On July 29, 2005, we entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, which imposes additional obligations on us and restricts our ability to take certain actions. The MOU was amended for the Bank on February 23, 2007. The impact of the Memorandum of Understanding may have a material adverse effect on our business or financial condition. We may also be asked to enter into regulatory orders or consent decrees with other regulatory agencies. The defense and outcome of any such claims or proceedings against us and any agreement with regulators may divert management’s attention and resources, and we may be required to pay damages if such claims or proceedings are not resolved in our favor.

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

A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2006, approximately 64% of our loan portfolio consisted of loans secured by various types of real estate, including commercial loans that are secured by real estate in a form of second position. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

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

Item 1B.	Unresolved Staff Comments. None.

Item 2.	PROPERTIES

Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. We conduct our operations through Thirteen full branch offices, five mini branch offices and seven loan production offices. We lease all of our offices. We believe our present facilities are adequate for our current needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting operations. The location of our offices are as follows:

Office Name	Address
Cerritos	4875 La Palma Avenue, La Palma, CA 90623
Corporate Banking Center	3731 Wilshire Blvd., Suite 400, Los Angeles, CA 90010
Downtown Los Angeles	1122 S. Wall Street, Los Angeles, CA 90015
Flushing	138-02 Northern Blvd., Flushing, NY 11354
Fullerton	5301 Beach Blvd., Buena Park, CA 90621
Gardena	90 West Redondo Blvd. Gardena, CA 90247
Jackson Heights	78-14 Roosevelt Avenue, Jackson Heights, NY 11372
Manhattan	16 W. 32nd Street, New York, NY 10001
New York Administration	16 W. 32th Street, New York, NY 10001
Oakland	2250 Broadway, Oakland, CA 94612
Olympic	2727 W. Olympic Blvd., Los Angeles, CA 90006
Rowland Heights	1709 Nogales St., Rowland Heights, CA 91748
Silicon Valley	1102 E. El Camino Real, Sunnyvale, CA 94087
Wilshire	3600 Wilshire Blvd., Suite 100-A, Los Angeles, CA 90010
Wilshire/Corporate Headquarters	3731 Wilshire Blvd., Suite 1000, Los Angeles, CA 90010

Our seven mini branches are located inside supermarkets or retail shopping center. The locations are as follows:

Office Name	Address
Bayside	209-07 Northern Blvd. Bayside, NY 11361
Diamond Bar	21080 Golden Springs Drive, Diamond Bar, CA 91789
Glendale	831 N. Pacific Ave., Glendale, CA 91203
Torrance	3030 W. Sepulveda Blvd., Torrance, CA 90505
Valley	17369 Sherman Way, Van Nuys, CA 91406

We currently have seven loan production offices from which we originated SBA loans. The locations are as follows:

Office Name	Address
Atlanta	3510 Shallowford Road, Suite 207, Atlanta, GA 30341
Chicago	5901 N. Cicero Avenue, Suite 508, Chicago, IL 60646
Dallas	3010 LBJ Frwy #130, Dallas, TX 75234
New Jersey	118 Broad Avenue Suite N-11, Palisades Park, NJ 07650
Seattle	12600 S.E. 38th Street, Suite 230, Bellevue, WA 98006
Silicon Valley	1102 E. El Camino Real, Sunnyvale, CA 94087
Virginia	7023 Little River Turnpike, Suite 206, Annandale, VA 22003

Ite m 3.	LEGAL PROCEEDINGS

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.001 per share, began trading on the Nasdaq National Market on February 5, 2001 under the symbol “NARA.” The common stock of Nara Bank, par value $3.00 per share, was also traded on the Nasdaq National Market under the symbol “NARA” through February 2, 2001, which was Nara Bank’s last trading day prior to the formation of our holding company, Nara Bancorp, Inc.

There were 26,098,904 shares of common stock held by approximately 3,541 beneficial owners and 533 registered owners as of January 31, 2007. The following table sets forth, for the calendar quarters indicated, the range of high and low sales prices for the common stock of Nara Bancorp for each quarter within the last two fiscal years as reported on the Nasdaq National Market or, effective July 1, 2006, the Nasdaq Global Select Market. Sales prices represent actual sales of which our management has knowledge.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2006	$21.40	$17.81	$0.0275
September 30, 2006	$19.87	$17.30	$0.0275
June 30, 2006	$19.49	$16.52	$0.0275
March 31, 2006	$18.91	$15.55	$0.0275
December 31, 2005	$19.62	$15.22	$0.0275
September 30, 2005	$16.39	$13.50	$0.0275
June 30, 2005	$15.72	$13.07	$0.0275
March 31, 2005	$22.23	$13.57	$0.0275

Dividends

The following table shows cash dividends declared during 2006.

Declaration Date	Payable Date	Record Date	Amount
December 18, 2006	January 12, 2007	December 29, 2006	$0.0275/share
September 15, 2006	October 13, 2006	September 30, 2006	$0.0275/share
June 20, 2006	July 14, 2006	June 30, 2006	$0.0275/share
March 13, 2006	April 14, 2006	March 31, 2006	$0.0275/share

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

Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Nara Bancorp. The ability of the Bank to declare a cash dividend to Nara Bancorp is subject to minimum capital requirements and California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the Bank’s net income for its last three fiscal years plus current year income. Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the Bank; (2) the net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. As a result of the MOU, the Bank and Nara Bancorp have certain restrictions regarding dividend payments – See Supervision and Regulation – Memorandum of Understanding and Progress with the MOU-Related Requirements.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the common stock of Nara Bank (which was the traded company until February 5, 2001) and the Company with (i) the cumulative total return of the Nasdaq Market Index, (ii) the cumulative total return of the S&P 600 SmallCap Index, and (iii) a published index comprised by Hemscott PLC of banks and bank holding companies in the Pacific Region. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

	2001	2002	2003	2004	2005	2006
NARA BANK / BANCORP	100	139.04	375.55	583.45	490.23	580.18
HEMSCOTT GROUP INDEX	100	97.03	146.95	179.4	187.88	196.02
NASDAQ MARKET INDEX	100	69.75	104.88	113.7	116.19	128.12
S&P 600 INDEX	100	85.37	118.49	145.32	156.48	180.14

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of Nara Bancorp as of and for each of the years in the five-year period ended December 31, 2006. The information below should be read in conjunction with, and is qualified in its entirety by; the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$155,831	$117,224	$77,497	$61,425	$48,571
Interest expense	61,216	37,651	18,686	15,933	13,464

Net interest income	94,615	79,573	58,811	45,492	35,107
Provision for loan losses	3,754	5,427	3,900	5,250	2,790

Net interest income after provision for loan losses	90,861	74,146	54,911	40,242	32,317
Noninterest income	19,269	20,192	20,307	20,081	17,188
Noninterest expense	53,927	48,670	41,979	38,170	34,310

Income before income tax provision and cumulative effect of a change in accounting principle	56,203	45,668	33,239	22,153	15,195
Income tax provision	22,397	18,811	13,457	8,425	5,536

Income before cumulative effect of change in accounting principle	33,806	26,857	19,782	13,728	9,659
Cumulative effect of a change in accounting principle	—	—	—	—	4,192

Net income	$33,806	$26,857	$19,782	$13,728	$13,851

Per Share Data:*
Earnings before cumulative effect of a change in accounting principle - basic	$1.31	$1.11	$0.85	$0.62	$0.44
Earnings before cumulative effect of a change in accounting principle - diluted	1.28	1.07	0.80	0.59	0.42
Earnings after cumulative effect of a change in accounting principle - basic	1.31	1.11	0.85	0.62	0.63
Earnings after cumulative effect of a change in accounting principle - diluted	1.28	1.07	0.80	0.59	0.60
Book value (period end)	7.15	5.77	4.34	3.57	2.97
Cash dividend declared per common share	0.11	0.11	0.11	0.10	0.10
Number of common shares outstanding (period end) *	26,107,672	25,444,442	23,333,338	23,120,178	21,381,260
Balance Sheet Data - At Period End:
Assets	$2,046,985	$1,775,822	$1,508,311	$1,259,771	$981,407
Securities available for sale and held to maturity	163,851	175,710	135,387	128,414	104,120
Gross loans, net of unearned loan fees (excludes loans held for sale)	1,714,865	1,445,740	1,221,734	997,338	723,477
Deposits	1,712,235	1,526,486	1,255,975	1,061,415	816,918
Federal Home Loan Bank borrowings	76,000	31,000	90,000	60,000	65,000
Subordinated debentures	39,268	39,268	39,268	39,268	18,648
Stockholders’ equity	186,627	146,754	101,254	82,572	63,529
Average Balance Sheet Data:
Assets	$1,934,913	$1,684,577	$1,365,531	$1,086,017	$785,261
Securities available for sale and held to maturity	185,587	150,332	126,117	136,068	90,460
Gross loans, including loans held for sale	1,593,453	1,383,758	1,113,750	839,097	605,453
Deposits	1,645,527	1,436,019	1,177,258	895,943	649,829
Stockholders’ equity	166,206	120,793	92,275	73,126	61,181
Selected Performance Ratios:
Return on average assets before cumulative effect (1)	1.75%	1.59%	1.45%	1.26%	1.23%
Return on average assets after cumulative effect (1)	1.75%	1.59%	1.45%	1.26%	1.76%
Return on average stockholders’ equity before cumulative effect (2)	20.34%	22.23%	21.44%	18.77%	15.79%
Return on average stockholders’ equity after cumulative effect (2)	20.34%	22.23%	21.44%	18.77%	22.64%
Average stockholders’ equity to average assets	8.59%	7.17%	6.76%	6.73%	7.79%
Dividend payout ratio
(Dividends per share/earnings per share)	8.40%	9.91%	12.94%	16.13%	15.87%
Net interest spread (3)	3.96%	4.16%	4.05%	3.85%	3.97%
Net interest margin (4)	5.14%	5.00%	4.61%	4.46%	4.82%
Yield on interest-earning assets (5)	8.47%	7.36%	6.08%	6.02%	6.66%
Cost of interest-bearing liabilities (6)	4.51%	3.20%	2.03%	2.17%	2.69%
Efficiency ratio (7)	47.35%	48.78%	53.06%	58.21%	65.61%

*	Number of shares and per share data were retroactively adjusted for the stock splits declared on February 14, 2003 and May 17, 2004.

	For The Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp: Leverage	11.19%	10.22%	8.87%	8.25%	8.65%
Tier 1 risk-based	12.17%	11.77%	9.65%	9.28%	9.57%
Total risk-based	13.22%	12.90%	11.26%	11.73%	10.62%
Bank: Leverage	10.55%	9.80%	9.10%	7.98%	9.04%
Tier I risk-based	11.49%	11.26%	9.90%	8.99%	9.79%
Total risk-based	12.54%	12.40%	11.01%	10.15%	10.84%
Asset Quality Data:
Nonaccrual loans	$3,271	$5,489	$2,679	$4,855	$1,064
Loans 90 days or more past due and still accruing	—	—	—	209	18

Total nonperforming loans	3,271	5,489	2,679	5,064	1,082
Other real estate owned	—	—	—	—	36
Restructured loans	298	741	229	529	1,067

Total nonperforming assets	$3,569	$6,230	$2,908	$5,593	$2,185

Asset Quality Ratios:
Nonperforming loans to gross loans	0.19%	0.38%	0.22%	0.51%	0.15%
Nonperforming assets to total assets	0.17%	0.35%	0.19%	0.44%	0.22%
Allowance for loan losses to gross loans	1.11%	1.22%	1.20%	1.25%	1.17%
Allowance for loan losses to nonperforming loans	584%	321%	546%	246%	782%
Net charge-offs to average gross loans	0.14%	0.18%	0.16%	0.23%	0.17%

(1)	Net income divided by the average assets
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

Overview

Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean communities in California and in the greater New York City metropolitan area. Through our network of 18 branches and 7 loan production offices, we offer commercial banking and to a lesser extent consumer financial services to our customers, who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans, automobile and various consumer loans. Effective February 28, 2007, we discontinued originating auto loans.

Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest-earning assets and interest expense paid on interest-bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings and general operating expenses which primarily consist of salaries and employee benefits, occupancy, and provisions for loan losses. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, unemployment, consumer spending and political events. We cannot predict the impact that future changes in domestic and foreign economic and political conditions might have on our performance.

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

During 2006, we experienced asset growth of 15% to surpass $2.0 billion in total assets at December 31, 2006. The increase in total assets in 2006 was the result of growth in our loans funded by increases in deposits and borrowings. The loan growth during 2006 continued to be predominantly in real estate and commercial loans and deposit growth was primarily in time deposits.

Our net income was $33.8 million for the year ended December 31, 2006, representing a 26% increase from $26.9 million for the year ended December 31, 2005. The major contributor to the increase in net income for the year ended December 31, 2006 was a 19% increase in net interest income for 2006 compared to 2005 as a result of loan growth and an increase in our net interest margin.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in current earnings rather than in other comprehensive income (loss). During 2004, we recognized an impairment charge of $2.6 million on Government sponsored enterprise preferred stocks issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Management determined that the unrealized losses on these securities should be considered other than temporary and therefore recorded the decline in market value as impairment charges as these investments have had significant unrealized loss positions for more than one year and it is difficult to forecast significant market value recovery in a reasonable time frame. Except for unrealized losses on these securities, we believe the other unrealized losses as of December 31, 2006 and 2005 are temporary in nature, and are mainly due to fluctuations in interest rates, and do not reflect a deterioration of credit quality of the issuers.

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

As part of our asset and liability management strategy, we have entered into interest rate swaps and interest rate caps, which are derivative financial instruments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The objective of the interest rate swaps and interest rate caps is to manage asset and liability positions in connection with our strategy of minimizing the impact of the interest rate fluctuations on our interest rate margin. The interest rate swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our variable rate loans indexed to Prime. The interest rate caps also qualify as cash flow hedges under SFAS No. 133 and were purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products is tied. In accordance with SFAS No. 133, these interest rate swap and interest rate cap agreements are measured at fair value and reported as assets or liabilities on the consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. Currently, the fair value of the interest rate swaps is estimated by discounting the future cash flows using the discount rate based on 3 month LIBOR.

Results of Operations

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans we extended to our customers and investments, and interest expense is generated from interest-bearing deposits our customers have with us and other borrowings that we may have, such as Federal Home Loan Bank borrowings, and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest-bearing liabilities, and the rates received or paid, as well as the ability to maintain sound asset quality and appropriate levels of capital and liquidity. Interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.

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

In addition to interest expense, our income is impacted by non-interest expenses, primarily salaries and benefits, occupancy and provisions for loan losses.

Net Income

Our net income was $33.8 million for 2006, compared to $26.9 million for 2005 and $19.8 million for 2004, representing an increase of 26% for 2006 and 36% for 2005. Our earnings per share based on diluted shares were $1.28, $1.07 and $0.80 for 2006, 2005 and 2004, respectively. The return on average assets was 1.75% for 2006 compared to 1.59% for 2005 and 1.45% for 2004. The return on average stockholders’ equity was 20.34% for 2006 compared to 22.23% for 2005 and 21.44% for 2004.

During 2006, the increase in net income was largely attributable to higher net interest income from growth in the loan portfolio and a higher net interest margin, and lower loan loss provisions, offset by higher non-interest expense and income tax provision. During 2005, the increase in net income was primarily attributable to higher net interest income from growth in the loan portfolio as well as a higher net interest margin, offset by higher non-interest expense and provisions for loan losses and income taxes.

Operations Summary

(Dollars in thousands)	Year Ended December 31,
	2006	Increase (Decrease)		2005	Increase (Decrease)		2004
		Amount	%		Amount	%
Interest income	$155,831	$38,607	33%	$117,224	$39,727	51%	$77,497
Interest expense	61,216	23,565	63%	37,651	18,965	101%	18,686

Net interest income	94,615	15,042	19%	79,573	20,762	35%	58,811
Provision for loan losses	3,754	(1,673)	(31)%	5,427	1,527	39%	3,900
Non-interest income	19,299	(893)	(4)%	20,192	(115)	(1)%	20,307
Non-interest expense	53,957	5,287	11%	48,670	6,691	16%	41,979

Income before income tax provision	56,203	10,535	23%	45,668	12,429	37%	33,239
Income tax provision	22,397	3,586	19%	18,811	5,354	40%	13,457

Net income	$33,806	$6,949	26%	$26,857	$7,075	36%	$19,782

Net Interest Income and Net Interest Margin

Net interest income was $94.6 million for 2006, compared to $79.6 million for 2005 and $58.8 million for 2004. The net interest margin was 5.14% for 2006 compared to 5.00% for 2005 and 4.61% for 2004.

The increase in net interest income of $15.0 million, or 19%, for 2006 over 2005 was primarily due to an increase of $248.4 million, or 16%, in average interest-earning assets, as well as a 14 basis point increase in our net interest margin. The increase in net interest income of $20.8 million or 35% for 2005 over 2004 was primarily due to an increase of $316.5 million, or 25%, in average interest-earning assets, as well as a 39 basis points increase in the net interest margin. The increase in net interest margin in those years was primarily due to a 100 basis point and 200 basis point increase in the prime rate during 2006 and 2005, respectively, which positively impacted the yield on our prime-based loan portfolio.

Interest Income

Interest income was $155.8 million for 2006, compared to $117.2 million for 2005 and $77.5 million for 2004. The average yield on average interest-earning assets was 8.47% for 2006, compared to 7.36% for 2005 and 6.08% for 2004.

The increase in interest income of $38.6 million, or 33%, for 2006 compared to 2005 was primarily due to the increase in loan volume supported by the increase in the prime rate to which the majority of our loans is tied. Average loans increased $209.7 million, or 15%, to $1.59 billion for 2006 from $1.38 billion for 2005. The average yield on loans increased to 9.06% for 2006 from 7.87% for 2005. During 2006, interest income increased $17.8 million due to the growth in loan volume, and $17.7 million due to the increase in interest rates. Interest income on securities also increased $2.2 million, or 36%, to $8.4 million for 2006 from $6.2 million for 2005, mostly attributable to the growth in the securities portfolio.

The increase in interest income of $39.7 million, or 51%, in 2005 compared to 2004 was also primarily due to the growth in the loan portfolio as well as the increase in yield on the portfolio caused by increases in the prime rate. Average loans increased $270.0 million, or 24%, to $1.38 billion for 2005 from $1.11 billion for 2004. During 2005, interest income increased $19.4 million due to the growth in loan volume, and $17.8 million due to the increase in interest rates. The average yield on loans increased to 7.87% for 2005 from 6.44% for 2004. Interest income on securities also increased $1.2 million or 23% to $6.2 million for 2005 from $5.0 million for 2004, primarily due to the growth in the securities portfolio.

Interest Expense

Deposits

Interest expense on our deposits was $55.6 million for 2006 compared to $32.7 million for 2005 and $15.5 million for 2004. The average cost of interest-bearing deposits was 4.37% for 2006 compared to 3.03% for 2005 and 1.84% for 2004. The average cost of deposits was 3.38% for 2006 compared to 2.28% for 2005 and 1.32% for 2004.

The increase in interest expense on deposits of $22.9 million, or 70%, for 2006 compared to 2005 was due to an increase in the cost of those deposits, mostly in time deposits, as the market interest rate increased. Additionally, average interest-bearing deposits increased $191.2 million, or 18%, to $1.27 billion for 2006 from $1.08 billion for 2005. Average time deposits increased $206.1 million, or 29%, during 2006 and the average cost of time deposits increased 143 basis points during 2006. During 2006, $15.2 million of the increase in interest expense on deposits was attributable to the increase in the rates paid on deposits, and $7.6 million was attributable to the net growth in deposits.

The increase in interest expense on deposits of $17.2 million, or 111%, for 2005, compared to 2004 was due to an increase in the volume of our average time deposits as well as higher rates paid on deposits. Average interest-bearing deposits increased $236.9 million, or 28%, to $1.08 billion for 2005 from $843.7 million for 2004. Average time deposits increased $273.3 million, or 61%, to $718.1 million for 2005 from $444.8 million for 2004. During 2005, $11.1 million of the increase in interest expense on deposits was attributable to the increase in the rates paid on deposits, and $6.1 million was attributable to the net growth in deposits.

Borrowings

Borrowings include the borrowings from the FHLB, federal funds purchased and subordinated debentures. As part of our asset liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there could be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.

Interest expense on FHLB borrowings and federal funds purchased was $2.3 million for 2006, compared to $2.1 million for 2005 and $833 thousand for 2004. The average cost of those borrowings was 4.72% for 2006, compared to 3.49% for 2005 and 2.17% for 2004. Interest expense on subordinated debentures was $3.3 million for 2006, compared to $2.9 million for 2005 and $2.3 million for 2004. The average cost of the subordinated debentures was 9.00% for 2006, compared to 7.71% for 2005 and 6.31% for 2004, as LIBOR, to which the majority of subordinated debentures is tied, increased over the years. With the exception of one subordinated debenture, which has a fixed interest rate, all other subordinated debentures have variable interest rates that are tied to LIBOR with quarterly adjustments.

The increase in interest expense on FHLB and other borrowings of $1.3 million, or 151%, for 2005 compared to 2004 was due to an increase in the average balance as well as an increase in rates paid on the advances. Average FHLB and other borrowings increased $21.5 million or 56% to $59.9 million for 2005 from $38.4 million for 2004. The increase in interest expense on subordinated debentures of $521 thousand, or 22%, was primarily due to an increase in the market interest rate to which the instruments are tied.

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

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, the average rate paid on each category of interest-bearing liability, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2006.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans (1)(2)(3)	$1,593,453	$144,349	9.06%	$1,383,758	$108,915	7.87%	$1,113,750	$71,749	6.44%
Other investments	9,253	511	5.52%	7,822	373	4.77%	6,020	274	4.55%
Securities (3)	185,587	8,435	4.55%	150,332	6,217	4.14%	126,117	5,038	3.99%
Federal funds sold	51,883	2,536	4.89%	49,832	1,719	3.45%	29,323	436	1.49%

Total interest-earning assets	1,840,176	155,831	8.47%	1,591,744	117,224	7.36%	1,275,210	77,497	6.08%
Non-interest earning assets:
Cash and due from bank	34,757			35,577			39,993
Premises and equipment, net	9,907			7,551			7,191
Accrued interest receivable	8,192			6,399			4,341
Intangible assets	5,610			5,933			6,366
Other assets	36,283			37,373			32,430

Total non-interest earning assets	94,749			92,833			90,321

Total assets	$1,934,925			$1,684,577			$1,365,531

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$210,604	7,074	3.36%	$254,752	6,260	2.46%	$265,591	$4,989	1.88%
Savings	136,846	4,155	3.04%	107,695	2,214	2.06%	133,288	2,366	1.78%
Time certificates	924,288	44,328	4.80%	718,141	24,224	3.37%	444,842	8,156	1.83%
FHLB and other borrowings	48,949	2,311	4.72%	59,856	2,090	3.49%	38,400	833	2.17%
Subordinated debentures	37,187	3,348	9.00%	37,156	2,863	7.71%	37,126	2,342	6.31%

Total interest-bearing liabilities	1,357,874	61,216	4.51%	1,177,600	37,651	3.20%	919,247	18,686	2.03%

Non-interest bearing liabilities
Demand deposits	373,789			355,431			333,537
Other liabilities	37,056			30,753			20,472
Stockholders’ equity	166,206			120,793			92,275

Total liabilities and stockholders’ equity	$1,934,925			$1,684,577			$1,365,531

NET INTEREST INCOME AND YIELD:

Net interest income		$94,615			$79,573			$58,811

Net interest margin			5.14%			5.00%			4.61%
Net interest margin, excluding loan prepayment fee income			5.05%			4.95%			4.58%
Net interest spread (4)			3.96%			4.16%			4.05%
Net interest spread (5)			4.93%			4.91%			4.59%
Cost of funds (6)			3.54%			2.46%			1.49%

(1)	Interest income on loans includes amortization of loan fees and net interest settlements from interest rate swaps and prepayment fees received on loan pay-offs. The average balance of loans is net of deferred loan fees.

Year ended December 31,	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income
	(Dollars in thousands)
2006	$2,723	$(2,167)	1,751
2005	$2,167	$(2,823)	713
2004	$2,157	$(2,798)	426

(2)	Average loans outstanding include non-accrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Interest on earning assets minus interest on interest-bearing liabilities
(5)	Interest on earning assets minus interest on interest-bearing liabilities and non-interest bearing deposits
(6)	Interest on interest bearing liabilities and non-interest bearing deposits

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

	Year Ended December 31,
	2006 compared to 2005			2005 compared to 2004
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$35,434	$17,681	$17,753	$37,166	$17,757	$19,409
Interest on other investments	138	138	74	99	14	85
Interest on securities	2,218	659	1,559	1,179	183	996
Interest on federal funds sold	817	744	73	1,283	839	444

TOTAL INTEREST INCOME	$38,607	$19,148	19,459	$39,727	18,793	20,934

INTEREST EXPENSE:
Interest on demand deposits	$814	$2,027	$(1,213)	$1,271	$1,482	$(211)
Interest on savings	1,941	1,238	703	(152)	342	(494)
Interest on time certificates of deposit	20,104	11,962	8,142	16,068	9,279	6,789
Interest on FHLB and other borrowings.	221	648	(427)	1,257	656	601
Interest on subordinated debentures	485	483	2	521	519	2

TOTAL INTEREST EXPENSE	$23,565	$16,358	$7,207	$18,965	$12,278	$6,687

NET INTEREST INCOME	$15,042	$2,790	$12,252	$20,762	$6,515	$14,247

Provision for Loan Losses

The provision for loan losses was $3.8 million for 2006 compared to $5.4 million for 2005 and $3.9 million for 2004. The decrease in provision for loan losses of $1.7 million, or 31%, for 2006 over 2005 was primarily due to improvement in criticized loans as well as a decrease in non-performing loans notwithstanding the continued growth in our loan portfolio. Total classified loans decreased to $5.0 million at December 31, 2006 compared to $10.5 million at December 31, 2005. Average gross loans increased $209.7 million or 15% during 2006.

The increase in the provisions for loan losses of $1.5 million or 39% for 2005 over 2004 was primarily due to the growth in our loan portfolio as well as an increase in non-accrual loans and classified loans. Average gross loans increased $270.0 million or 24% during 2005.

We use a systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses.

See section “Financial Condition- Allowance for Loan Losses” for a description of our methodology employed in determining the allowance for loan losses.

Non-interest Income

Non-interest income was $19.3 million for 2006 compared to $20.2 million for 2005 and $20.3 million for 2004. Included in our non-interest income for 2004 were impairment charges due to other than temporary declines in market values of securities totaling $2.6 million related to government sponsored enterprise preferred stocks, which negatively impacted non-interest income. Excluding such impairment charges, non-interest income would have increased $2.5 million, or 14%, in 2005.

Service charges on deposit accounts slightly decreased $200 thousand or 3% to $6.1 million for 2006 from $6.3 million for 2005. The decrease was primarily due to continued promotion of free checking accounts during 2006 to increase demand deposit accounts. Net loan servicing fee income increased $221 thousand, or 14%, during 2006 as our serviced loans increased to $246.1 million in 2006 from $245.6 million in 2005. Net gains on sales of SBA loans decreased $1.2 million, or 19%, to $4.8 million for 2006 from $6.0 million for 2005. Due to the turnover in our SBA management towards the end of the second quarter of 2006, SBA loan production and sales were lower, resulting in lower net gains. However, the origination of SBA loans began to pick up during the fourth quarter of 2006. Total SBA loan originations during 2006 were $82.5 million compared to $113.3 million for 2005. Sales of SBA loans during 2006 were $76.4 million compared to $101.0 million for 2005. During the fourth quarter of 2006, we also recognized a gain of $1.3 million on the sale of $31.9 million in commercial real estate loans to reduce certain industry concentrations within the commercial real estate portfolio. Other income and fees decreased $757 thousand or 40% during 2006. The decrease was primarily due to the write-offs of $230 thousand from disposals of premises and equipment related to the corporate headquarters relocation and a relocation of a branch. We also recognized a loss of $132 thousand on derivatives related to changes in the fair value of the portion of those derivatives that no longer qualify as a “cash flow hedges” due to pay-offs of the underlying instruments that were being hedged.

Service charges on deposit accounts decreased $1.4 million, or 18%, to $6.3 million for 2005 from $7.6 million for 2004. The decrease was primarily due to the closing of accounts for check cashing businesses, which had generated significant fee income. Net gains on sales of SBA loans increased $449 thousand or 8% to $6.0 million for 2005 from $5.5 million for 2004. Net gains on sales of SBA loans increased in the second half of 2005, after a change in SBA department management. Net loan servicing fees on SBA loans also increased $409 thousand or 34% to $1.6 million for 2005 from $1.2 million for 2004. These increases were primarily due to an increase in sales volume of SBA loans. During 2005, we sold $101.0 million in SBA loans compared to $81.8 million in 2004. During 2004, we entered into a loan referral program with GE Capital and Zion Bancorp and recognized $1.0 million in loan referral income. There was no such loan referral fee income recognized in 2005 or 2006. Also in 2004, we recorded an impairment charge of $2.6 million on government sponsored enterprise preferred stocks as a result of other than temporary declines in their market values. All such securities were sold during the first quarter of 2005. During 2005, we recognized a net loss of $140 thousand from our interest rate swaps compared to a net loss of $382 thousand in 2004. The net loss or gain from the interest rate swaps is dependent upon the increase or decrease in interest rates. We receive fixed and pay variable rates of interest on our interest rate swaps.

The breakdown of non-interest income by category is shown below:

(Dollars in thousands)	Year Ended December 31,
	2006	Increase (Decrease)		2005	Increase (Decrease)		2004
		Amount	%		Amount	%
Non-interest Income:
Service charges on deposit accounts	$6,081	$(200)	(3)%	$6,281	$(1,359)	(18)%	$7,640
International service fees	2,666	(188)	(7)%	2,854	(40)	(1)%	2,894
Loan servicing fees, net	1,833	221	14%	1,612	409	34%	1,203
Wire transfer fees	1,400	(29)	(2)%	1,429	49	4%	1,380
Net gains on sales of SBA loans	4,826	(1,161)	(19)%	5,987	449	8%	5,538
Net gains on sales of other loans	1,272	1,272	N/A	—	(196)	(100)%	196
Net gains on sales of securities available for sale	92	(51)	(36)%	143	(600)	(81)%	743
Loan referral income	—	—	—	—	(1,013)	(100)%	1,013
Other than temporary impairment on securities	—	—	—	—	2,593	(100)%	(2,593)
Others income and fees	1,099	(787)	(42)%	1,886	(407)	(18)%	2,293

Total non-interest income	$19,269	$(923)	(5)%	$20,192	$(115)	(1)%	$20,307

Non-interest Expense

Non-interest expense was $53.9 million for 2006 compared to $48.7 million for 2005 and $42.0 million for 2004. The increases were $5.3 million, or 11%, for 2006 and $6.7 million, or 16%, for 2005. Non-interest expense for 2004 included a credit of $1.4 million for a reversal of the discount expense on the cash surrender value of the split dollar life insurance policies established in 2003 and 2002. Excluding this item, non-interest expense for 2004 was $43.4 million which represented an increase of $5.3 million, or 12%, for 2005.

Salaries and employee benefits increased $3.2 million, or 13%, to $27.1 million in 2006 from $23.9 million in 2005. Included in this expense for 2006 was $1.5 million in stock-based compensation expense to comply with a new accounting standard that became effective in January of 2006. Excluding the $1.5 million in stock-based compensation expense, salaries and employee benefits increased $1.7 million or 7% over the prior period. The increase was primarily due to an increase in average FTE employees to 394 in 2006 from 355 in 2005 partially offset by a decrease in accrued bonus expense. Occupancy expense also increased $851 thousand or 12% to $7.8 million for 2006 from $7.0 million for 2005, primarily due to higher lease renewals of certain existing branches, the full year impact of branches added during 2005 and the relocation of our corporate headquarters. Advertising and marketing expense increased $203 thousand or 9% during 2006, primarily due to various promotion related expenses during the year, including the World-Cup during the summer of 2006 and a new branding promotion during the fourth quarter of 2006. Data processing and communications expense increased $365 thousand, or 11%, as we increased the number of accounts and transactions. Professional fees decreased $776 thousand, or 21%, to $2.9 million in 2006 compared to $3.7 million in 2005. The decrease was primarily due to the completion of consulting work related to MOU compliance offset by additional fees related to the CEO search and human resources related consulting fees. Other expense increased $1.3 million or 21% to $7.7 million in 2006 compared to $6.4 million in 2005. Included in other expense was the FDIC insurance premium, which increased $495 thousand or 273% over the prior year, as a result of the FDIC risk rating formula. Also included in other expense was Directors’ and Officers’ related insurance, which increased $482 thousand, or 158%, over the prior year, as a result of the restatement of our prior year financial statements.

Salaries and employee benefits increased $1.7 million, or 8%, to $23.9 million in 2005 from $22.2 million in 2004. This increase was primarily due to 1) additional management; 2) additional staff to support organic growth and new branches, and 3) an increase in profit sharing bonuses. Occupancy expense also increased $750 thousand or 12% to $7.0 million in 2005 from $6.2 million in 2004, primarily due to the opening of new branches and an increase in existing rents. Advertising and marketing expense increased $294 thousand or 16% to $2.1 million in 2005 from $1.9 million in 2004, primarily related to deposit promotions and new branch promotions during the year. Professional fees increased $1.2 million or 50% to $3.7 million in 2005 from $2.5 million in 2004. Included in professional fees was $1.8 million related to the Restatement and the Memorandum of Understanding compliance. As a result of the Bank’s regulatory examination rating , the FDIC insurance assessment rate was increased from zero to three cents, effective for the semi-annual period ending June 30, 2006. The effect was an increase of approximately $144,000 per quarter in year 2006.

A breakdown of non-interest expense by category is illustrated below:

(Dollars in thousands)	Year Ended December 31,
	2006	Increase (Decrease)		2005	Increase (Decrease)		2004
		Amount	%		Amount	%
Non-interest Expense:
Salaries and employee benefits	$27,097	$3,172	13%	$23,925	$1,741	8%	$22,184
Occupancy	7,814	851	12%	6,963	750	12%	6,213
Furniture and equipment	2,269	169	8%	2,100	187	10%	1,913
Advertising and marketing	2,352	203	9%	2,149	294	16%	1,855
Change in discount on cash surrender value of life insurance	(29)	(51)	(232)%	22	1,448	102%	(1,426)
Data processing and communications	3,781	365	11%	3,416	336	11%	3,080
Professional fees	2,938	(776)	(21)%	3,714	1,231	50%	2,483
Other	7,705	1,324	21%	6,381	704	12%	5,677

Total non-interest expense:	$53,927	$5,257	11%	$48,670	$6,691	16%	$41,979

Income Tax Provision

The income tax provision for 2006 was $22.4 million compared to $18.8 million in 2005 and $13.5 million in 2004. The effective tax rate was 40% for 2006 compared to 41% for 2005 and 40% for 2004. The decrease in the effective tax rate in 2006 was due primarily to the resolution of certain tax contingencies during the second half of 2006 resulting in a reduction of deferred tax liabilities and a credit to income tax expense of approximately $1.0 million. The increase in the effective tax rate in 2005 was primarily due to less nontaxable income than the prior year.

Financial Condition

Our total assets were $2.05 billion at December 31, 2006 compared to $1.78 billion at December 31, 2005 and $1.51 billion at December 31, 2004. The increase was $271.2 million or 15% for 2006 and $267.5 million or 18% for 2005. We continued to experience strong growth (on a percentage basis) in our assets for the last two fiscal years; although at a slightly decreasing rate. We anticipate that our future growth in assets will not increase at the same rate experienced in prior years. The growth in assets we experienced in the last two fiscal years was attributable to loan growth. Gross loans increased $268.5 million, or 19%, and $224.0 million, or 18%, during 2006 and 2005, respectively. These increases were primarily funded by growth in deposits for 2006 and 2005 and increases in FHLB borrowings for 2006.

Loan Portfolio

Our loans receivable, net of allowance for loan losses, were $1.70 billion at December 31, 2006 compared to $1.43 billion at December 31, 2005 and $1.21 billion at December 31, 2004. The increases in net loans were $267.6 million, or 19%, for 2006 and $221.0 million, or 18%, for 2005. Average loans, as a percentage of our average total interest-earning assets, were constant at 87% for years 2006, 2005 and 2004. Average loans were $1.59 billion, $1.38 billion and $1.11 billion for the years ended December 31, 2006, 2005 and 2004, respectively. The increases in average loans were $209.7 million, or 15%, for 2006 and $270.0 million, or 24%, for 2005. Loan growth remained concentrated in commercial loans and commercial real estate loans. However, we anticipate the future demand for commercial real estate loans may not be as strong as in the past several years due to high real estate prices and a high interest rate environment.

The rates of interest charged on variable rate loans are set at specified spreads to the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 60% of our total loans were variable-rate loans at December 31, 2006 compare to 87% at December 31, 2005. The demand for fixed rate loans has been very strong in our market during 2006. Approximately half of new loan originations have been fixed rate loans for past several quarters. However, we anticipate that the demand for our fixed rate loans could diminish as customers begin to anticipate declining rates.

With certain exceptions, we are permitted, under applicable law, to make unsecured loans to individual borrowers in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes). As of December 31, 2006, our lending limit was approximately $34.7 million for unsecured loans per borrower. For lending limit purposes, a secured loan is defined as a loan secured by readily marketable collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times. In addition to unsecured loans, we are permitted to make collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses, or $ 57.9 million per borrower.

Commercial Loans

Commercial loans are extended for working capital, financing the purchase of inventory, especially for importers and exporters, for equipment and for other business purposes. Short-term business loans (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA guaranteed loans (commercial and real estate) usually have a longer maturity (7 to 25 years). The creditworthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. During 2006, commercial loans increased $82.5 million, or 17%, to $565.8 million at year-end 2006 from $483.2 million at year-end 2005. Commercial loans increased $41.3 million, or 9%, during 2005 from $441.9 million at year-end 2004.

Commercial Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial property. It is our policy to restrict real estate loan amounts to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally up to seven years (with payment amortization up to 25 years and a balloon payment due at maturity). Our real estate loans, mostly consisting of commercial real estate loans, increased $201.4 million, or 22%, to $1.10 billion at year-end 2006 from $900.7 million at year-end 2005. Real estate loans increased $183.0 million, or 25%, during 2005 from $717.7 million at year-end 2004.

Consumer Loans

Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature lines and loans. Referrals from automobile dealers comprised the majority of our automobile loans. We also offered fixed-rate loans to buyers of new and previously owned automobiles who did not qualify for the automobile dealers’ most preferential loan rates. We anticipate that the level of consumer and other loans will decrease due to the discontinuance of auto loans and as we focus on loans to businesses.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

(Dollars in thousands)	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan Portfolio Composition:
Commercial loans	$565,759	33%	$483,231	33%	$441,940	36%	$360,250	36%	$312,567	43%
Real estate and construction loans	1,102,072	64%	900,699	62%	717,747	59%	575,930	58%	355,787	49%
Consumer and other loans	49,201	3%	64,633	5%	64,845	5%	63,322	6%	56,449	8%

Total loans outstanding	1,717,032	100%	1,448,563	100%	1,224,532	100%	999,502	100%	724,803	100%

Less: Deferred loan fees	(2,167)		(2,823)		(2,798)		(2,164)		(1,326)

Gross Loans Receivable	1,714,865		1,445,740		1,221,734		997,338		723,477

Less: Allowance for loan losses	(19,112)		(17,618)		(14,627)		(12,471)		(8,458)

Net Loans Receivable	$1,695,753		$1,428,122		$1,207,107		$984,867		$715,019

We extend lines of credit to business customers usually on an annual review basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Commitments to extend credit	$214,685	$199,968	$151,726	$150,736	$114,734
Standby letters of credit	12,786	14,077	22,108	14,491	4,830
Other commercial letters of credit.	27,146	25,858	29,035	31,314	26,952

	$254,617	$239,903	$202,869	$196,541	$146,516

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

Non-performing assets were $3.6 million at December 31, 2006 compared to $6.2 million at December 31, 2005 and $2.9 million at December 31, 2004. The changes in non-performing assets in 2006 and 2005 were primarily due to changes in non-accrual loans, which are discussed in the paragraph below.

Non-performing loans were $3.3 million at December 31, 2006, compared to $5.5 million at December 31, 2005 and $2.7 million at December 31, 2004. The decrease of $2.2 million, or 40%, in 2006 was primarily due to loans that were either paid-off or charged-off. The increase of $2.8 million, or 105%, in 2005 was primarily due to four loans, one of which was brought current in January of 2006. Out of $5.5 million non-performing loans at December 31, 2005, $3.3 million were secured by real estate collateral. The amount of interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and the interest income recognized on these loans are immaterial for 2006, 2005 and 2004. The following table illustrates the composition of our nonperforming assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans	$3,271	$5,489	$2,679	$4,855	$1,064
Loans past due 90 days or more, still accruing	—	—	—	209	18

Total nonperforming loans	3,271	5,489	2,679	5,064	1,082
Other real estate owned	—	—	—	—	36
Restructured loans	298	741	229	529	1,067

Total non-performing assets	$3,569	$6,230	$2,908	$5,593	$2,185

Maturity and Repricing of Loans

The following table illustrates the maturity distribution and repricing intervals of the loans outstanding as of December 31, 2006. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

(Dollars in thousands)	December 31, 2006
	Loans maturing and repricing
	Within One Year	Between One and Five Years	After Five Years	Total
Commercial loans.	$486,962	$33,058	$45,739	$565,759
Real estate and construction loans.	568,968	269,610	263,494	1,102,072
Consumer and other loans	24,658	24,444	99	49,201

Total	$1,080,588	$327,112	$309,332	$1,717,032

Loans with fixed interest rates	$47,108	$327,112	$309,332	$683,552
Loans with variable interest rate	1,033,480	—	—	1,033,480

Total	$1,080,588	$327,112	$309,332	$1,717,032

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly impacted by economic or other conditions. The following table describes the industry concentrations in our loan portfolio as of the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Wholesale Trade	193,194	11%	191,360	13%	210,912	17%	174,195	17%	127,659	18%
Retail Trade	441,434	26%	322,690	22%	219,106	18%	158,821	16%	126,988	17%
Services	483,708	28%	382,308	27%	279,613	23%	198,940	20%	138,203	19%
Finance, Insurance, Property Management	538,062	31%	481,564	33%	433,887	35%	355,557	36%	248,417	34%

Total	$1,656,398	96%	$1,377,922	95%	$1,143,518	93%	$887,513	89%	$641,267	88%

Gross Loans	$1,717,032		$1,448,563		$1,224,532		$999,502		$724,803

Allowance for Loan Losses

The risk of nonpayment on loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we thoroughly analyze each loan application and a majority of those loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Credit Officer, and Senior Credit Administrators. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures and laws and regulations; sources of repayment; and liquidation value of the collateral and other sources of repayment. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower. These loans are periodically reviewed by the MLC.

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

Our allowance for loan losses is based on management’s estimates of probable incurred losses that are inherent in the loan portfolio. The allowance for loan losses is established through charges to earnings in the form of provisions for loan losses. Actual loan losses or recoveries are charged or credited, respectively, directly to the allowance for loan losses. The amount of the allowance is determined by management and reported to the Board of Directors of the Bank at least quarterly. The results of both internal and external loan reviews are used to help determine the allowance for loan losses. Our current loan review system takes into consideration such factors as the current financial condition of the borrower, the value of collateral, economic conditions and their impact on various industries. Our own historical loan loss experience is factored into a detailed loss migration analysis methodology, which determines loss factors to be used in calculating the allowance for loan losses.

The allowance for loan losses was $19.1 million at December 31, 2006, compared to $17.6 million at December 31, 2005 and $14.6 million at December 31, 2004. The allowance for loan losses increased $1.5 million or 8% during 2006, primarily due to the growth of our loan portfolio partially offset by improvement in the level of our non-accrual loans and classified loans. We recorded a provision for loan losses of $3.8 million in 2006, compared to $5.4 million in 2005 and

$3.9 million in 2004. The decrease in a provision for loan losses during 2006 was primarily due to a significant improvement in our special mentioned and classified loans throughout the year. During 2006, we charged off $3.7 million and recovered $1.4 million. We continued to be aggressive in charging off loans but equally as aggressive in recovering amounts due on loans charged off. The allowance for loan losses was 1.11% of gross loans at December 31, 2006, compared to 1.22% at December 31, 2005 and 1.20% at December 31, 2004. Total classified loans at December 31, 2006 were $5.0 million compared to $10.5 million at December 31, 2005 and $6.5 million at December 31, 2004.

Specific loss allocations for impaired loans in accordance with SFAS No. 114 were $1.7 million at December 31, 2006, compared to $1.4 million at December 31, 2005 and $797 thousand at December 31, 2004. Our management and Director’s Loan Committee (“DLC”) of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and DLC believe that the allowance for loan losses was adequate as of December 31, 2006, to absorb estimated probable incurred losses inherent in the loan portfolio. However, no assurances can be given that we will not experience further losses in excess of the allowance, which may require additional provisions for loan losses.

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
LOANS:
Average gross loans, including loans held for sale	$1,593,453	$1,383,758	$1,113,750	$839,097	$605,453
Total gross loans, excluding loans held for sale at end of year (net of deferred fees)	1,714,865	1,445,740	1,221,734	997,338	723,477
ALLOWANCE:
Balance – beginning of year	$17,618	$14,627	$12,471	$8,458	$6,710
Loans charged off:
Commercial	2,553	1,980	1,465	1,756	2,118
Consumer	1,108	1,086	1,080	630	296
Real Estate and Construction	—	—	—	30	—

Total loans charged off	3,661	3,066	2,545	2,416	2,414
Less: recoveries:
Commercial	970	403	542	386	1,278
Consumer	431	227	256	52	79
Real Estate and Construction	—	—	3	72	15

Total loan recoveries	1,401	630	801	510	1,372
Net loans charged off	2,260	2,436	1,744	1,906	1,042
Provision for loan losses	3,754	5,427	3,900	5,250	2,790
Allowance acquired in business acquisition	—	—	—	669	—

Balance – end of period	$19,112	$17,618	$14,627	$12,471	$8,458

RATIOS:
Net loan charge-offs to average total loans	0.14%	0.18%	0.16%	0.23%	0.17%
Allowance for loan losses to total loans at end of year	1.11%	1.22%	1.20%	1.25%	1.17%
Net loan charge-offs to beginning allowance	12.83%	16.65%	13.98%	22.53%	15.53%
Net loan charge-offs to provision for loan losses	60.20%	44.89%	44.72%	36.30%	37.35%

Allowance for Loan Losses Methodology

We maintain an allowance for loan losses for estimated probable incurred losses that are inherent in our loan portfolio. The allowance is based on our regular quarterly assessments. Our methodologies for measuring the appropriate level of the allowance include the combination of: (1) Historical Loss Migration Analysis for pools of loans and (2) a Specific Allocation Method for individual loans.

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2006		12/31/2005		12/31/2004		12/31/2003		12/31/2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan Type
Real Estate	$12,740	64%	$11,469	62%	$7,961	59%	$5,023	58%	$2,626	49%
Commercial	5,579	33%	5,061	33%	5,871	36%	6,256	36%	4,860	43%
Consumer	759	3%	1,057	5%	786	5%	1,232	6%	884	8%
Unallocated	34	N/A	31	N/A	9	N/A	(40)	N/A	88	N/A

Total allowance	$19,112	100%	$17,618	100%	$14,627	100%	$12,471	100%	$8,458	100%

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, all relevant internal and external factors that affect loan collectability, and other pertinent factors.

The Migration Analysis is a formula methodology based on our actual historical net charge-off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful).

Central to the migration analysis is our credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.

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

Additionally, in order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, we make qualitative adjustments to the Migration Analysis within established parameters. Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. The following 9 factors are considered in this matrix and they are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses.

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

We also establishe specific loss allowances for loans where we have identified significant conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent.

We consider a loan as impaired when it is probable that not all amounts due (principal and interest) according to the contractual terms of the loan agreement will be collectable. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

For commercial, real estate and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans are smaller balance and homogeneous. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

Investment Security Portfolio

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. The securities that we have the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale.

Our held-to-maturity securities totaled $1.0 million at December 31, 2006 and 2005. Our available-for-sale securities totaled $162.9 million at December 31, 2006, compared to $174.7 million at December 31, 2005. During 2006, $102 thousand in securities were called before their maturities, $16.3 million in mortgage related securities were paid down, $35.7 million in securities were sold, and $39.9 million were purchased. All of the securities involved in the transactions were classified as available- for- sale. Securities with amortized cost of $4.4 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2006. We also pledged $10.4 million in securities with the Federal Home Loan Bank of San Francisco as borrowing collateral, $135.5 million in securities with the California State Treasurer’s Office as deposit (CDs) collateral and $1.0 million with Merrill Lynch for the interest rate swap transactions. The investment portfolio consists of government sponsored agency bonds, mortgage backed securities, mutual funds, CMOs and corporate debt securities.

The following table summarizes the amortized cost, estimated market value and maturity distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio Balance and Market Value

	December 31,
	2006			2005
	Amortized Cost	Estimated Market Value	Un realized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Market Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale :
U.S. Government agency	$82,389	$81,042	$(1,347)	$92,500	$90,797	$(1,703)
CMOs	39,564	38,748	(816)	26,820	25,935	(885)
MBS	37,956	37,241	(715)	45,615	44,732	(883)
Asset backed securities	1,928	1,928	—	1,991	1,989	(2)
Municipal bonds	—	—	—	7,173	7,331	158
Mutual funds	4,000	3,892	(108)	4,000	3,925	(75)

Total available-for-sale	$165,837	$162,851	$(2,986)	$178,099	$174,709	$(3,390)
Held to Maturity:
Corporate debt securities	$1,000	$1,002	$2	$1,001	$1,023	$22

Total held-to-maturity	$1,000	$1,002	$2	$1,001	$1,023	$22

Total Investment Securities	$166,837	$163,853	$(2,984)	$179,100	$175,732	$(3,368)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2006:

Investment Portfolio Maturities and Weighted Average Yields

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government agency	$9,999	4.33%	$72,390	4.19%	$—	—%	$—%		$82,389	4.21%
CMOs	—	—	—	—	684	3.90%	38,880	5.27%	39,564	5.25%
MBS	382	3.95%	3,616	4.01%	—	—	33,958	4.56%	37,956	4.50%
Asset backed securities	—	—	—	—	—	—	1,928	6.87%	1,928	6.87%
Mutual funds	—	—	—	—	—	—	4,000	4.21%	4,000	4.21%

Total available-for-sale	10,381	4.32%	76,006	4.18%	684	3.90%	78,766	4.95%	165,837	4.55%
Held-to-maturity
Corporate debt securities	$1,000	7.13%	—	—	—	—	—	—	$1,000	7.13%

Total held-to-maturity	1,000	7.13%	—	—	—	—	—	—	1,000	7.13%

Total Investment Securities	$11,381	4.57%	$76,006	4.18%	$684	3.90%	$78,766	4.95%	$166,837	4.57%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Unrealized Loss For Less than 12 months		Unrealized Loss For 12 months or longer		Total
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
US Government agency	$—	$—	$81,042	$(1,347)	$81,042	$(1,347)
CMOs	9,221	(46)	19,469	(838)	28,690	(884)
MBS	1,345	(1)	33,683	(727)	35,028	(728)
Mutual funds	—	—	3,892	(108)	3,892	(108)

	$10,566	$(47)	$138,086	$(3,020)	$148,652	$(3,067)

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

During the year ended December 31, 2006, we sold $7.2 million in municipal bonds at a gain of $183 thousand and $28.5 million in agency securities at a gross gain of $23 thousand and a gross loss of $114 thousand. The sales were part of our balance sheet restructuring and for interest rate risk and liquidity management. For those investments in an unrealized loss position at December 31, 2006, we have the intent and ability to hold them until maturity or full recovery of their market value.

Deposits

Deposits are our primary source to fund loan and investment activities. Our deposits consist of demand deposits, savings, money market, Super-Now and time deposits with various maturities. Total deposits were $1.71 billion at December 31, 2006, compared to $1.53 billion at December 31, 2005 and $1.26 billion at December 31, 2004. Deposit increased $185.7 million, or 12%, during 2006 and $270.5 million, or 22%, during 2005.

The increase in deposits during 2006 was primarily attributable to an increase in time deposits, mostly in time deposits less than $100 thousand (“non-jumbo CDs”). Non-jumbo CDs increased $76.8 million, or 58%, at year-end 2006 to $210.2 million from $133.4 million at year-end 2005. Time deposits of $100 thousand or more (“Jumbo CDs”) also increased $54.1 million, or 8%, during 2006, following a summer World-Cup promotion. We introduced the Go! Victory CDs, which had a fixed rate until October 15th converting to a variable rate thereafter, tied to prime minus certain spreads depending on the maturities. As of December 31, 2006, we had approximately $241.3 million in “Go! Victory CDs” at a weighted average cost of approximately 5.96%. Savings also increased $20.7 million, or 17%, during 2006 to $141.6 million at year-end 2006 from $120.9 million at year-end 2005. This increase is primarily due to an installment savings promotion we had in October of 2006. At December 31, 2006, the weighted average cost of total time deposits was 4.80% and the weighted average cost of Jumbo CDs and non-jumbo CDs was 4.86% and 4.55%, respectively.

The increase in deposits during 2005 was primarily attributable to an increase in time deposits, particularly in jumbo CDs. Jumbo CDs increased $307.5 million, or 76%, to $714.6 million during 2005 from $407.1 million during 2004. We experienced a significant deposit outflow from money market accounts after the announcement of the delinquent filing of our 2005 first quarter Form 10-Q and the Restatement. In addition, throughout the year 2005, we experienced continued

outflow from money market accounts due to our customers’ desire for higher yielding time deposits. During 2005, we launched several deposit promotions by introducing new products such as the “Prime CD” which had a variable rate tied to the prime rate minus a spread ranging from 1.90% to 2.25%, adjusting quarterly and the “Promo CD”, which included withdrawal and deposit features during the term of the deposit. As of December 31, 2005 we had approximately $148.3 million in Prime CDs and $298.0 million in Promo CDs at a weighted average cost of approximately 4.74% and 4.12%, respectively. At December 31, 2005, the weighted average cost of total time deposits was 4.09% and the weighted average cost of Jumbo CDs and non-jumbo CDs was 4.14% and 3.82%, respectively.

Included in total time deposits at December 31, 2006 were $54.3 million in brokered deposits, compared with $118.3 million at December 31, 2005, and $120.0 million in California State Treasurer’s deposits at December 31, 2006, compared with $60.0 million at December 31, 2005.

Details of brokered and California State Treasurer’s deposits as of December 31, 2006 are shown in the tables below (Dollars in thousands).

Brokered Deposits	Issue Date	Maturity Date	Rate
$24,704	05/27/2005	05/29/2007	4.23%
21,077	12/272006	06/27/2007	5.33%
8,484	12/22/2004	12/21/2007	3.80%

$54,265			4.59%

State Deposits	Issue Date	Maturity Date	Rate
$20,000	08/02/2006	01/31/2007	5.20%
5,000	08/10/2006	02/08/2007	5.23%
10,000	08/17/2006	02/15/2007	5.23%
20,000	11/29/2006	02/28/2007	5.07%
25,000	10/19/2006	04/19/2007	5.15%
20,000	11/03/2006	05/04/2007	5.13%
20,000	11/16/2006	05/17/2007	5.17%

$120,000			5.16%

Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated the balances of our deposits by category.

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$407,519	24%	$371,943	24%	$328,326	26%
Demand, interest bearing	184,199	11%	185,550	12%	323,477	26%
Savings	141,611	8%	120,948	8%	118,857	9%
Time deposit of $100,000 or more	768,727	45%	714,636	47%	407,100	32%
Other time deposits	210,179	12%	133,409	9%	78,215	7%

Total Deposits	$1,712,235	100%	$1,526,486	100%	$1,255,975	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$309,135	32%	$295,048	35%	$211,000	43%
Over three months through six months	414,263	42%	265,629	31%	135,623	28%
Over six months through twelve months	183,234	19%	251,972	30%	115,199	24%
Over twelve months	72,274	7%	35,396	4%	23,493	5%

Total time deposits	$978,906	100%	$848,045	100%	$485,315	100%

Other Borrowings

FHLB Advances

From time to time we borrow from the FHLB as a supplemental source of funds. Borrowings must be secured by either mortgage loans or securities with a market value greater than the outstanding advances.

The following table indicates our outstanding borrowings from FHLB at December 31, 2006 (Dollars in thousands).

FHLB Advances	Issue Date	Maturity Date	Rate
$8,000	12/31/2004	12/31/2007	3.65%
9,000	02/28/2005	02/28/2008	4.10%
4,000	04/29/2005	04/30/2008	4.10%
5,000	05/31/2005	06/02/2008	3.97%
15,000	10/31/2006	10/31/2011	4.57%
15,000	09/29/2006	09/30/2013	4.50%
15,000	11/30/2006	11/29/2013	3.95%
5,000	09/29/2006	09/29/2016	4.41%

$76,000			4.21%

Subordinated Debentures

At December 31, 2006, five wholly owned subsidiary grantor trusts established by Nara Bancorp, Inc had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Subordinated Debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts. As a result, the subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2006 and 2005, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. Nara Bancorp also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2006 and 2005 for the common capital securities issued by the issuer trusts held by Nara Bancorp.

The following table summarizes our outstanding Subordinated Debentures related to the Trust Preferred Securities at December 31, 2006.

(Dollars in thousands)

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	INTEREST DISTRIBUTION DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Nara Statutory Trust II	3/26/2002	$8,000	$8,248	3/26/2032	3 month LIBOR + 3.6%	Every 26th of March, June, September and December
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	Every 7th of January April, July and October

Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	Every 17th of March, June, September and December
Total Trust		$38,000	$39,268

The Subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, and December 17, 2008 with respect to Nara Statutory Trust V unless certain events have occurred.

We intend to refinance Nara Statutory Trust II with new trust preferred securities on March 26, 2007, the earliest redemption date allowed under the indenture, and have so notified the Trustee. We incurred $271 thousand in issuance costs, of which $228 thousand remained unamortized at December 31, 2006 and will be recognized as an expense during the first quarter of 2007. Since the new trust preferred and related subordinated debenture will be for the same amount, there will be no impact on the capital ratios.

Capital Resources

Historically, our primary source of capital has been the retention of operating earnings. We are committed to maintaining capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. In order to ensure such commitment, we perform ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as the needs arise, whether through the issuance of additional stock, debt or otherwise. However, there are certain dividend restrictions imposed by the regulators. See Part I, “Memorandum of Understanding, Progress with the MOU-Related Requirements and Recent Developments” for detail information.

Our total stockholders’ equity was $186.6 million at December 31, 2006, compared to $146.8 million at December 31, 2005 and $101.3 million at December 31, 2004. This was an increase of $ 39.9 million, or 27%, for 2006 and $45.5 million or 45% for 2005. At December 31, 2006, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities, was $ 222.6 million, compared to $182.5 million at December 31, 2005. The increase was primarily due to net income of $33.8 million, proceeds of $7.0 million of stock options exercised, stock-based compensation of $1.5 million offset by cash dividends of $2.8 million. At December 31, 2006 Nara Bancorp’s total capital to total risk-weighted assets ratio was 13.2% and Tier I Capital to total risk weighted assets ratio was 12.2%. Nara Bancorp’s Tier I leverage ratio was 11.2% at December 31, 2006. The Bank’s total capital to total risk-weighted assets ratio was 12.5%, the Tier I Capital to total risk weighted assets ratio was 11.5% and the Tier I leverage ratio was 10.6% at December 31, 2006.

At December 31, 2005, our Tier I Capital was $182.5 million compared to $126.4 million at December 31, 2004. This increase was due to net income of $26.9 million, the sale of $20.0 million common stock to our Chairman of the Board of Directors, proceeds of $4.9 million from stock options exercised and the inclusion of remaining $6.4 million of Trust Preferred securities as Tier I Capital offset by cash dividends of $2.7 million. At December 31, 2005 Nara Bancorp’s total capital to total risk-weighted assets ratio was 12.9% and Tier I Capital to total risk weighted assets ratio was 11.8%. Nara Bancorp’s Tier I leverage ratio was 10.2% at December 31, 2005. The Bank’s total capital to total risk-weighted assets ratio was 12.4%, the Tier I Capital to total risk weighted assets ratio was 11.3% and the Tier I leverage ratio was 9.8% at December 31, 2005.

The following tables compare Nara Bancorp’s and the Bank’s actual capital at December 31, 2006 to those required by our regulatory agencies for capital adequacy classification purposes:

	As of December 31, 2006 (Dollars in thousands)
Nara Bancorp, Inc	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to total assets	$222,589	11.2%	$79,598	4.0%	$142,991	7.2%
Tier 1 risk-based capital ratio	$222,589	12.2%	$73,158	4.0%	$149,341	8.2%
Total risk-based capital ratio	$241,845	13.2%	$146,316	8.0%	$95,529	5.2%

	As of December 31, 2006 (Dollars in thousands)
Nara Bank	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I capital to total assets	$209,844	10.6%	$79,528	4.0%	$130,316	6.6%
Tier 1 risk-based capital ratio	$209,844	11.5%	$73,064	4.0%	$136,780	7.5%
Total risk-based capital ratio	$229,099	12.5%	$146,128	8.0%	$82,971	4.5%

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

Our liquidity is actively managed on a daily basis and reviewed periodically by our Asset/Liability Management Committee and the Asset Liability Management Committee of the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with correspondent banks, the Federal Home Loan Bank, the Federal Reserve Bank and correspondent banks. The sale of investment securities can also serve as a contingent source of funds.

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

Net cash inflow from operating activities totaled $31.2 million, $26.2 million and $23.8 million during 2006, 2005 and 2004, respectively. Net cash inflows from operating activities for those periods are primarily attributable to net income earned during the year.

Net cash outflows from investing activities totaled ($251.3) million, ($268.8) million and ($244.0) million during 2006, 2005 and 2004, respectively. Net cash outflows for investing activities for those periods are attributable primarily to the growth in our loan portfolio and purchases of securities. These activities were partially offset by payments of principal and interest on loans, maturities, payments and net sales proceeds from investment securities available-for-sale.

Net cash inflows from financing activities totaled $234.9 million, $233.4 million and $224.0 million during 2006, 2005 and 2004, respectively. Net cash inflows from financing activities for those periods were attributable primarily to growth in deposits and FHLB advances. In addition, proceeds from issuance of common stock in 2005 contributed to cash inflows.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank or our correspondent banks. The maximum amount that we currently are authorized to borrow from our correspondent banks is $61.0 million on an overnight basis. The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances.

The FHLB offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. At December 31, 2006 and 2005, we had $76.0 million and $31.0 million of advances outstanding from Federal Home Loan Bank, respectively. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements”

As a member of the Federal Reserve Bank (“FRB”), we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the FRB discount window is 98% of the market value of the securities that are pledged. At December 31, 2006, the par value of the securities that we have pledged for this purpose was $2.0 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged were $92.4 million at December 31, 2006 compared to $142.5 million at December 31, 2005 and $110.4 million at December 31, 2004. At December 31, 2006, cash and cash equivalents, including federal funds sold, totaled $80.8 million compared to $66.0 million at December 31, 2005 and $75.2 million at December 31, 2004.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to 100%, the more we rely on borrowings and repayments from our loan portfolio to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings provide liquidity as needed from liability sources are an important part of our asset/liability management strategy. For 2006, our gross loan to deposit ratio averaged 97%, compared to an average ratio of 96% for 2005 and an average ratio of 95% for 2004. As of December 31, 2006, we were not aware of any information that would have a material adverse effect on our liquidity position.

Off-Balance- Sheet Activities and Contractual Obligations

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

The Bank also enters into interest rate swap and cap contracts where we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap and cap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap and cap contracts is discussed below under Item 7A.

We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A – “Quantitative and Qualitative

Disclosures of Market Risks.”

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years. Our facility lease obligations are discussed under Item 2 – “Properties” And in Note 12 of the Notes to Consolidated Financial Statements.

The following table shows our contractual obligations and commitments as of December 31, 2006.

(Dollars in thousands)

Contractual Obligations and Commitments	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Time Deposits	$978,906	$906,632	$72,274	$—	$—
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	76,000	8,000	18,000	15,000	35,000
Operating Lease Obligations	50,259	5,924	11,218	9,531	23,586
Unused committments to extend credit	214,685	195,989	15,557	3,139	—
Standby letters of credit	12,786	11,864	869	27	26
Other commercial letters of credit	27,146	27,146	—	—	—

Total	$1,399,050	$1,155,555	$117,918	$27,697	$97,880

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the Asset/Liability Management (“ALM”) Committee of the board and the Asset and Liability Management Committee (“ALCO”), which is composed of the Bank’s senior executives and other designated officers.

The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, investment activities and directs changes in the composition of the statement of financial condition. ALCO reports at least quarterly to the ALM Committee of the board. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

Swaps and Caps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps and caps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements, six of which remain and are summarized in the table below. In August of 2006, we purchased an interest rate cap with a notional amount of $100 million, tied to monthly resetting 3-month LIBOR, and which matures on November 15, 2007. The premium cost was $185 thousand. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid. The premium is being amortized over the life of the interest rate cap. The interest rate cap was purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products is tied.

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

Interest rate swap information at December 31, 2006 and 2005 is summarized as follows:

Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
				December 31, 2006		December 31, 2005
				(Dollars in thousands)
9,000	H.15 Prime 1	7.59%	4/30/2007	(21)	(21)	(14)	(14)
11,000	H.15 Prime 1	7.59%	4/30/2007	(26)	—	(18)	(18)
20,000	H.15 Prime 1	6.09%	10/09/2007	(333)	(329)	(558)	(558)
20,000	H.15 Prime 1	6.58%	10/09/2009	(736)	(723)	(805)	(805)
20,000	H.15 Prime 1	7.03%	10/09/2012	(997)	(970)	(918)	(918)
10,000	H.15 Prime 1	6.32%	12/17/2007	(181)	(175)	(264)	(264)
10,000	H.15 Prime 1	6.83%	12/17/2009	(320)	(304)	(331)	(331)

$100,000				$(2,614)	$(2,522)	$(2,908)	$(2,908)

(1)	Prime rate is based on Federal Reserve statistical release H.15

During the second quarter of 2006, pay-offs of the underlying loans (i.e. Nara Prime indexed loans) being hedged caused the balance of such loans to fall below the notional amount of the swaps by approximately $11.0 million, resulting in that portion of the swaps to no longer qualify as a “Cash Flow Hedge.” Accordingly, at June 30, 2006, the Company reversed and expensed $83,000 of accumulated other comprehensive loss that had previously been recorded related to this portion of the swaps. Changes in the value of this portion of the swaps subsequent to June 30, 2006 will directly flow through the income statement. Such changes recorded in the income statement during 2006 resulted in income of $57,000. The realized loss recognized in earnings on interest rate swaps due to hedge ineffectiveness was $ 66,000, $141,000 and $382,000 for 2006, 2005 and 2004, respectively. The increase (decrease) in interest income on loans resulting from the swap recorded on swap transactions totaled ($1,289,000), $472,000 and $3,108,000 for 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company pledged certain agency securities as collateral to the interest rate swap counterparties with a book value of $1.0 million and $5.3 million in real estate loans.

In August 2006, the Company purchased an interest rate cap with a notional amount of $100 million, which is tied to monthly resetting 3-month LIBOR and matures on November 16, 2007. The interest rate cap, which was purchased to protect against a rise in the cost of 3-month LIBOR, was designated as a cash flow hedge of one of our money market products. The premium cost was $185,000, which is being amortized over the life of the cap. Amortization expense was $53,000 for 2006. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level of 5.5%. If 3-month LIBOR remains below the strike level of 5.5%, our loss would be limited to the premium paid. The amortized cost and fair market value of the interest rate cap was $132,000 and $49,000 at December 31, 2006, resulting in $83,000 of other comprehensive loss. However, due to withdrawals of a portion of the underlying money market deposits subsequent to purchase of the interest rate cap, approximately $48 million of the notional amount of the interest rate cap no longer qualifies as a hedge. Accordingly, at December 31, 2006, the Company reversed and expensed $40,000 of accumulated other comprehensive loss that had previously been recorded related to this portion of the interest rate cap. Changes in the value of this portion of the interest rate cap will subsequently directly flow through the income statement. As of December 31, 2006, the unrealized loss included in other comprehensive loss was $43,000.

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

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of interest-bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest-bearing liabilities repricing within that same time period. A positive cumulative gap suggests that earnings will increase when interest rates rise and decrease when interest rates fall. A negative cumulative gap suggests that earnings will increase when interest rates fall and decrease when interest rates rise.

The following table illustrates our combined asset and liability repricing as of December 31, 2006:

	90 Days Or Less	Over 90 Days to 365 Days	1-5 Years	Over 5 Yrs	Total
	(Dollars in thousands)
Total Investments *	$63,846	$16,705	$106,142	$31,416	$218,109
Total Loans	986,341	44,730	370,323	315,638	1,717,032

Rate Sensitive Assets:	$1,050,187	$61,435	$476,465	$347,054	$1,935,141

Deposits:
Time Certificates of deposit Of $100,000 or more	$371,592	$396,539	$596	$—	$768,727
Time Certificates of deposit Under $100,000	115,489	94,334	356	—	210,179
Money Market	172,043	—	—	—	172,043
Now Accounts	12,156	—	—	—	12,156
Savings deposits	141,611	—	—	—	141,611
Other liabilities:
FHLB Borrowings	—	53,000	23,000	—	76,000
Subordinated Debentures	28,000	—	—	11,268	39,268

Rate Sensitive Liabilities:	$840,891	$543,873	$23,952	$11,268	$1,419,984

Interest Rate Cap	$100,000	$(100,000)
Interest Rate Swap	(100,000)	$50,000	$30,000	$20,000
Net Gap Position	$209,296	$(532,438)	$482513	$355,786	$515,157
Net Cumulative Gap Position	$209,296	$(323,142)	$159,371	$515,157

*	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions

The simulation model discussed above also provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2006, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2006		December 31,2005
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	3.63%	(13.30)%	13.55%	2.71%
+ 100 basis points	1.85%	(6.25)%	7.14%	1.46%
- 100 basis points	(1.42)%	4.06%	(6.44)%	(1.95)%
- 200 basis points	(3.10)%	4.61%	(13.67)%	(5.10)%

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2006.

The Company’s independent auditors, Crowe Chizek and Company LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Min Kim	/s/ Alvin D. Kang
Min Kim	Alvin D. Kang
President and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Los Angeles, California	Los Angeles, California
March 12, 2007	March 12, 2007

c.	Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d.	Report of Independent Registered Public Accounting Firm

The report is contained on page F-2 of the Company’s consolidated financial statements.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the information from the section entitled “Election of Directors” and “Code of Ethics” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2006. Reference is also made in connection with the list of Executive Officers, which is provided under Item 4(a), “Executive Officers of the Registrant.”

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the information from the sections entitled “Election of Directors - Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference is the information from the section entitled “Beneficial Ownership of Principal Stockholders and Management” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the information from the section entitled “Certain Transactions” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2006.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the information from the section entitled “Principal Accounting Fees and Services” from Nara Bancorp’s definitive Proxy Statement, to be filed with the SEC within 120 days after December 31, 2006.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	and (c) Financial Statements and Schedules.

The financial statements listed on the Index to Financial Statements included under Item 8. “Financial Statements and Supplementary Data” are filed as part of this Form 10-K. All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and related notes.

(b)	List of Exhibits The exhibits marked with an asterisk (*) constitute compensation plans or arrangements:

Number	Description
3.1	Amended Certificate of Incorporation (incorporated herein by reference to Form S-8 Exhibit 3.3 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2003)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Appendix B to the Company’s Proxy Statement filed with the SEC on September 6, 2005)

3.3	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Form 8-K Exhibit 3.1 filed with the SEC on March 2, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre-Effective Amendment No.1 to the Registration Statement on Form S-4 Exhibit 4.1 filed with the SEC on December 5, 2000)

4.2	Amended and Restated Declaration of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.5 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.6 filed for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 Exhibit 4.7 filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated by reference to the Annual Report on Form 10-K Exhibit 4.8 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust dated March 26, 2002, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, Nara Bancorp, Inc., as sponsor (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.9 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.7	Indenture dated March 26, 2002 between the Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association as Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.10 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.8	Guarantee Agreement dated March 26, 2002 by and between Nara Bancorp and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.11 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.1	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 Exhibit 99.2 filed with the SEC on April 9, 2001)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 1989 Continuation Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 Exhibit 99.filed with the SEC on April 9, 2000)

10.3	Nara Bank Deferred Compensation Plan (incorporated by reference to the Annual Report on Form 10-K Exhibit 10.3 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated by reference to the Annual Report on Form 10-K Exhibit 10.11 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated by reference to the Annual Report on Form 10-K Exhibit 10.12 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Howard Gould, Chong-Moon Lee, Jesun Paik, and James Staes and named executive officers Myung Hee Hyun, Alvin D. Kang, Kyu Kim, Min Kim, and Bonita Lee)*

10.7	Employment Agreement between Alvin D. Kang and Nara Bancorp, Inc. (incorporated herein by reference to the Registrant’s Form 8-K Exhibit 99.1 filed with the SEC on July 6, 2005)

10.8	Lease for premises located at 3731 Wilshire Blvd, Los Angeles, California (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2006)

14.1	Director Code of Business Conduct and Ethics*

14.2	Code of Business Conduct and Ethics*

21.1	List of Subsidiaries (incorporated by reference to Form 10-K Exhibit 21.1 filed with our Annual Report for the year ended December 31, 2004 filed with the SEC on June 30, 2005)

23.1	Consent of Crowe Chizek and Company LLP *

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nara Bancorp, Inc.

By:	/s/ Min Kim
Min Kim
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chong-Moon Lee	March 14, 2007	Chong-Moon Lee
Director and Chairman of the Board

By:	/s/ Ki Suh Park	March 14, 2007	Ki Suh Park
Director and Vice-Chairman of the Board

By:	/s/ Jesun Paik	March 14, 2007	Jesun Paik
Director

By:	/s/ Howard Gould	March 14, 2007	Howard Gould
Director

By:	/s/ James Staes	March 14, 2007	James Staes
Director

By:	/s/ John Park	March 14, 2007	John Park
Director

By	/s/ Min Kim	March 14, 2007	Min Kim
Director and Chief Executive Officer (Principal Executive Officer)

By	/s/ Alvin D. Kang	March 14, 2007	Alvin D. Kang
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Nara Bancorp, Inc.

and Subsidiaries

Consolidated Financial Statements at

December 31, 2006 and 2005 and for

Each of the Three Years in the Period

Ended December 31, 2006 and

Report of Independent Registered Public

Accounting Firm thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLP

South Bend, Indiana

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Nara Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLP

South Bend, Indiana

March 12, 2007

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005
	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$36,300	$32,924
Federal funds sold	44,500	33,100

Total cash and cash equivalents	80,800	66,024
Term federal funds sold	—	7,000
Securities available for sale—at fair value	162,851	174,709
Securities held to maturity—at amortized cost (fair value: 2006—$1,002; 2005—$1,023)	1,000	1,001
Loans held for sale—at the lower of cost or market	15,162	17,083
Loans receivable—net of allowance for loan losses (2006—$19,112; 2005—$17,618)	1,695,753	1,428,122
Federal Reserve Bank stock—at cost	2,253	1,803
Federal Home Loan Bank of San Francisco (FHLB) stock—at cost	7,505	6,463
Premises and equipment—net	11,941	8,148
Accrued interest receivable	8,974	7,620
Deferred tax assets, net	16,210	15,894
Customers’ liabilities on acceptances	7,565	6,982
Cash surrender value of life insurance	15,113	14,640
Goodwill	2,347	2,347
Other intangible assets—net	2,899	3,589
Other assets	16,612	14,397

Total assets	$2,046,985	$1,775,822

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005
	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$407,519	$371,943
Interest bearing:
Money market and other	184,199	185,550
Savings deposits	141,611	120,948
Time deposits of $100,000 or more	768,727	714,636
Other time deposits	210,179	133,409

Total deposits	1,712,235	1,526,486
Borrowings from FHLB	76,000	31,000
Subordinated debentures	39,268	39,268
Accrued interest payable	8,258	8,755
Acceptances outstanding	7,565	6,982
Other liabilities	17,032	16,577

Total liabilities	1,860,358	1,629,068

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—authorized 10,000,000 shares; none issued and outstanding
Common stock, $0.001 par value—authorized, 40,000,000 shares; issued and outstanding, 26,107,672 and 25,444,442 shares at December 31, 2006 and 2005, respectively	26	25
Capital surplus	77,939	69,451
Retained earnings	111,978	81,016
Accumulated other comprehensive loss, net	(3,316)	(3,738)

Total stockholders’ equity	186,627	146,754

Total liabilities and stockholders’ equity	$2,046,985	$1,775,822

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$144,349	$108,915	$71,749
Interest on securities	8,435	6,217	5,038
Interest on federal funds sold and other investments	3,047	2,092	710

Total interest income	155,831	117,224	77,497

INTEREST EXPENSE:
Interest on deposits	55,557	32,698	15,511
Interest on subordinated debentures	3,348	2,863	2,342
Interest on other borrowings	2,311	2,090	833

Total interest expense	61,216	37,651	18,686

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	94,615	79,573	58,811

PROVISION FOR LOAN LOSSES	3,754	5,427	3,900

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	90,861	74,146	54,911

NON-INTEREST INCOME:
Service charges on deposit accounts	6,081	6,281	7,640
International service fees	2,666	2,854	2,894
Loan servicing fees, net	1,833	1,612	1,203
Wire transfer fees	1,400	1,429	1,380
Net gains on sales of SBA loans	4,826	5,987	5,538
Net gains on sales of other loans	1,272	—	196
Net gains on sales of securities available for sale	92	143	743
Loan referral income	—	—	1,013
Other than temporary impairment on securities	—	—	(2,593)
Other income and fees	1,099	1,886	2,293

Total non-interest income	19,269	20,192	20,307

NON-INTEREST EXPENSE:
Salaries and employee benefits	27,097	23,925	22,184
Occupancy	7,814	6,963	6,213
Furniture and equipment	2,269	2,100	1,913
Advertising and marketing	2,352	2,149	1,855
Change in discount on cash surrender value of life insurance	(29)	22	(1,426)
Data processing and communications	3,781	3,416	3,080
Professional fees	2,938	3,714	2,483
Other	7,705	6,381	5,677

Total non-interest expense	53,927	48,670	41,979

INCOME BEFORE INCOME TAX PROVISION	56,203	45,668	33,239

INCOME TAX PROVISION	22,397	18,811	13,457

NET INCOME	$33,806	$26,857	$19,782

EARNINGS PER SHARE:
Basic	$1.31	$1.11	$0.85
Diluted	$1.28	$1.07	$0.80

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2004	23,120,178	$23	$43,046	$(10)	$39,567	$(54)
Stock options exercised	213,160	—	1,129
Tax benefit from stock options exercised			728
Amortization of restricted stock				7
Cash dividends declared ($0.11 per share)					(2,501)
Comprehensive income:
Net income					19,782		$19,782
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						473	473
Change in unrealized gain (loss) on interest-only strips, net of tax						18	18
Change in unrealized gain (loss) on interest rate swaps, net of tax						(954)	(954)

Total comprehensive income							$19,319

BALANCE, DECEMBER 31, 2004	23,333,338	$23	$44,903	$(3)	$56,848	$(517)

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2005	23,333,338	$23	$44,903	$(3)	$56,848	$(517)
Issuance of additional stock	1,440,922	1	19,624
Stock options exercised	671,516	1	2,327
Tax benefit from stock options exercised			2,605
Amortization of restricted stock				1
Forfeiture of restricted stock	(1,334)	—	(8)	2
Cash dividends declared ($0.11 per share)					(2,689)
Comprehensive income:
Net income					26,857		$26,857
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(1,633)	(1,633)
Change in unrealized gain (loss) on interest-only strips, net of tax						(17)	(17)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,571)	(1,571)

Total comprehensive income							$23,636

BALANCE, DECEMBER 31, 2005	25,444,442	$25	$69,451	$—	$81,016	$(3,738)

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2006	25,444,442	$25	$69,451	$—	$81,016	$(3,738)
Stock options exercised	663,230	1	4,316
Tax benefit from stock options exercised			2,696
Stock -based compensation			1,476
Cash dividends declared ($0.11 per share)					(2,844)
Comprehensive income:
Net income					33,806		$33,806
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						229	229
Change in unrealized gain (loss) on interest-only strips, net of tax						(13)	(13)
Change in unrealized gain (loss) on interest rate swaps, net of tax						206	206

Total comprehensive income							$34,228

BALANCE, DECEMBER 31, 2006	26,107,672	$26	$77,939	$—	$111,978	$(3,316)

See accompanying notes to consolidated financial statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,806	$26,857	$19,782
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	4,527	4,023	3,578
Stock-based compensation expense	1,476	—	—
Provision for loan losses	3,754	5,427	3,900
Proceeds from sales of loans	82,532	106,956	91,969
Originations of loans held for sale	(82,529)	(113,322)	(87,038)
Net gains on sales of loans	(6,098)	(5,987)	(5,734)
Net gains on sales of securities available for sale	(92)	(143)	(743)
Net change in cash surrender value of life insurance	(473)	(414)	(1,680)
Net losses on sales of premises and equipment	284	11	8
FHLB stock dividends	(352)	(236)	(187)
Change in accrued interest receivable	(1,354)	(2,496)	(406)
Change in deferred income taxes	(620)	(405)	(1,027)
Other than temporary impairment on securities	—	—	2,593
Change in other assets	(3,973)	(2,195)	(2,550)
Change in accrued interest payable	(497)	5,343	120
Change in other liabilities	780	2,804	1,209

Net cash from operating activities	31,171	26,223	23,794

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(296,749)	(226,442)	(226,140)
Proceeds from sale of commercial real estate loans	33,380	—	—
Purchase of premises and equipment	(6,146)	(2,979)	(2,087)
Purchase of securities available for sale	(39,885)	(81,905)	(74,840)
Proceeds from disposition of equipment	48	—	35
Proceeds from sales of securities available for sale	35,743	13,901	26,424
Proceeds from matured or called securities held to maturity	—	1,000	—
Proceeds from matured or called securities available for sale	16,418	24,001	40,067
Purchase of term federal funds sold	—	(41,000)	(19,000)
Proceeds from matured term federal funds sold	7,000	46,000	12,000
Purchase of Federal Reserve Bank stock	(450)	—	(540)
Purchase of FHLB stock	(690)	(1,425)	(1,011)
Redemption of FHLB stock	—	—	1,092

Net cash from investing activities	(251,331)	(268,849)	(244,000)

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	185,749	270,511	194,560
Payments of cash dividends	(2,826)	(2,631)	(2,437)
Proceeds from issuance of common stock	—	19,625	—
Repayments of FHLB borrowings	(55,000)	(189,500)	(50,000)
Proceeds from FHLB borrowings	100,000	130,500	80,000
Tax benefit from stock options exercised	2,696	2,605	728
Proceeds from stock options exercised	4,317	2,328	1,129

Net cash from financing activities	234,936	233,438	223,980

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,776	(9,188)	3,774
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	66,024	75,212	71,438

CASH AND CASH EQUIVALENTS, END OF YEAR	$80,800	$66,024	$75,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$61,713	$32,308	$18,566
Income taxes paid	$23,798	$14,933	$13,593

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$81	$—	$—
Net transfer from loans receivable to loans held for sale	$25,364	$—	$—

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The Bank, previously a national association converted to a California State-chartered bank on January 3, 2005, maintains 18 branch operations and seven loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, San Jose, New York City, Seattle, Chicago, Atlanta, Virginia, Dallas and surrounding areas.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, federal funds sold and term federal funds sold, which have original maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $10,219,000 at December 31, 2006 and $5,006,000 at December 31, 2005.

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

Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, it may enter into derivative financial instruments, such as interest rate swaps and interest rate caps, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest income. During 2002, the Company entered into eight interest rate swap agreements, of which two of the agreements matured in 2005. No interest rate swaps have been entered into since 2002. During 2006, the Company entered into interest rate cap agreements to manage interest rate risk associated with one of its money market deposit products, which is tied to 3-month LIBOR. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps and interest rate caps.

The interest rate swaps and interest rate caps qualify as cash flow hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The interest rate swaps are designated as hedges of the variability of cash flows the Company receives from certain of its variable rate loans indexed to Prime. The interest rate caps provide protection on a rise in interest rates. In accordance with SFAS No. 133, these interest rate swap and interest rate cap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the interest rate swaps and interest rate caps that are deemed effective in hedging the cash flows of the designated assets or liabilities is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Interest on loans is credited to income as earned and is accrued only if deemed collectible. A loan is placed on non-accrual status when it is 90 days or more delinquent, unless it is well-secured and in the process of collection, or if we believe that the collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income on non-accrual loans is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

The Company typically sells the guaranteed portion of the SBA loan and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable - net of allowance for loan losses in the accompanying consolidated statements of financial condition. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discounted rate based on the related note rate, plus 1 to 2%. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $1,431,000, $2,046,000 and $1,783,000 of servicing assets during 2006, 2005 and 2004, respectively, and amortized $1,818,000, $1,384,000 and $857,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The carrying amount of servicing assets was $3,943,000 and $4,330,000 at December 31, 2006 and 2005, respectively.

Management periodically evaluates servicing assets for impairment. At December 31, 2006, the fair value of servicing assets was determined using a weighted-average discount rate of 11.1% and prepayment speed of 13.8%. At December 31, 2005, the fair value of servicing assets was determined using a weighted-average discount rate of 9.6% and prepayment speed of 12.6%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $4,625,000 and $5,082,000 at December 31, 2006 and 2005, respectively, on serviced loans totaling $246,113,000 and $245,612,000 at December 31, 2006 and 2005.

The estimated annual amortization of servicing assets as of December 31, 2006, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2007	$721
2008	607
2009	506
2010	418
2011	341
Thereafter	1,350

$3,943

An interest-only strip is recorded based on the present value of the excess of the total future income from serviced loans over the contractually specified servicing fee, calculated using the same assumptions as used to value the related servicing assets. Such interest-only strip is accounted for in a manner similar to available for sale securities, at its estimated fair value, with unrealized gain or loss, net of tax, recorded as a component of accumulated other comprehensive income (loss), net of taxes.

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

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. There was no other real estate owned at December 31, 2006 and 2005.

Goodwill and Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Company tested goodwill for impairment as of December 31, 2006 and 2005 noting no impairment in recorded goodwill.

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

Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key executives and directors. Bank owned life insurance (“BOLI”) is recorded at the lower of cash surrender value, or the amount that can be effectively realized at the balance sheet date.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2006 and 2005, the Company has recorded an accrued liability of $10,000 and $0, respectively, for litigation settlements.

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

Stock-Based Compensation—Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) establishes accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, financial statement amounts for the prior periods presented in this consolidated financial statement were not restated.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Net income as reported	$26,857	$19,782
Deduct stock-based compensation expense determined under fair value based method, net of tax	(1,226)	(1,031)

Pro forma net income	$25,631	$18,751

Basic earnings per share as reported	$1.11	$0.85
Pro forma basic earnings per share	1.06	0.81

Diluted earnings per share as reported	$1.07	$0.80
Pro forma diluted earnings per share	1.02	0.76

The Company also grants restricted units as part of its stock-based compensation. Restricted units are awarded to a participant at the market price of the Company’s common stock on the date of award and all units vest on the three year anniversary of the grant. Compensation expense for the awards is recorded over the vesting period.

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

Recent Accounting Pronouncements – SFAS No. 155—In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 156—In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

SFAS No. 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

FIN 48—In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

SAB 108—In September 2006, the SEC released SAB 108. SAB 108 requires a new approach to assessing materiality and permits the Company to adjust for the cumulative effect of errors relating to prior years, that prior to SAB 108 were considered to be immaterial, in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. This SAB is required to be applied to financial statements issued after November 15, 2006. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

EITF 06-4—In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying benefit agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

EITF 06-5—In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications—Certain reclassifications were made to the prior year’s presentation to conform to the current year’s presentation.

2.	SECURITIES

The following is a summary of securities at December 31:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$82,389	$—	$(1,347)	$81,042
Collateralized mortgage obligations	39,564	68	(884)	38,748
Mortgage-backed securities	37,956	13	(728)	37,241
Asset- backed securities	1,928	—	—	1,928

Total debt securities	161,837	81	(2,959)	158,959

Mutual funds	4,000	—	(108)	3,892

	$165,837	$81	$(3,067)	$162,851

Held to Maturity
Corporate debt securities	$1,000	$2	$—	$1,002

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$92,500	$—	$(1,703)	90,797
Collateralized mortgage obligations	26,820	—	(885)	25,935
Mortgage-backed securities	45,615	18	(901)	44,732
Asset backed securities	1,991	—	(2)	1,989
Municipal bonds	7,173	158	—	7,331

Total debt securities	174,099	176	(3,491)	170,784

Mutual funds	4,000	—	(75)	3,925

	$178,099	$176	$(3,566)	$174,709

Held to Maturity
Corporate debt securities	$1,001	$22	$—	$1,023

For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of securities available for sale amounted to $35,743,000, $13,901,000 and $26,424,000, respectively. Gross realized gains from the sales of securities available for sale amounted to $206,000, $143,000 and $743,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Gross realized losses from sales amounted to $114,000, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Faire Value
	(In thousands)
Available for sale:
Due within one year	$9,999	$9,956
Due after one year through five years	72,390	71,086
Due after ten years	1,928	1,928
Collaterized mortgage obligations	39,564	38,748
Mortgage-backed securities	37,956	37,241

	$161,837	$158,959

Held to maturity:
Due within one year	$1,000	$1,002

	$1,000	$1,002

Securities with carrying values of approximately $151.2 million and $99.4 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

At December 31, 2006:	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$—	$—	$81,042	$(1,347)	$81,042	$(1,347)
Collaterized mortgage obligations	9,221	(46)	19,469	(838)	28,690	(884)
Mortgage-backed securities	1,345	(1)	33,683	(727)	35,028	(728)
Mutual funds	—	—	3,892	(108)	3,892	(108)

	$10,566	$(47)	$138,086	$(3,020)	$148,652	$(3,067)

At December 31, 2005:	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$52,453	$(804)	$38,344	$(899)	$90,797	$(1,703)
Collaterized mortgage obligations	10,958	(59)	14,977	(826)	25,935	(885)
Mortgage-backed securities	35,283	(515)	8,604	(386)	43,887	(901)
Asset backed securities	1,989	(2)	—	—	1,989	(2)
Mutual funds	3,925	(75)	—	—	3,925	(75)

	$104,608	$(1,455)	$61,925	$(2,111)	$166,533	$(3,566)

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

3.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2006	2005
	(In thousands)
Commercial loans	$565,759	$483,231
Real estate loans	1,102,072	900,699
Consumer and other loans	49,201	64,633

	1,717,032	1,448,563
Unamortized deferred loan fees—net of costs	(2,167)	(2,823)
Allowance for loan losses	(19,112)	(17,618)

Loans receivable—net	$1,695,753	$1,428,122

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)
Balance, beginning of year	$17,618	$14,627	$12,471
Provision for loan losses	3,754	5,427	3,900
Loans charged off	(3,661)	(3,066)	(2,545)
Recoveries of charge-offs	1,401	630	801

Balance, end of year	$19,112	$17,618	$14,627

At December 31, 2006 and 2005, the Company had classified $3.1 and $5.8 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1,734,000 and $1,422,000, respectively. There were no impaired loans without specific loss allocations. The average recorded investment in impaired loans during the years ended December 31, 2006, 2005, and 2004 was $4,457,000, $3,639,000 and $4,151,000, respectively. At December 31, 2006, loans on non-accrual status totaled $3,271,000, compared to $5,489,000 at December 31, 2005. Interest income of $368,000, $283,000 and $118,000 was recognized on impaired loans during the years ended December 31, 2006, 2005 and 2004, respectively, all of which was received in cash. At December 31, 2006 and 2005, there were no loans past due more than 90 days and still accruing interest.

The following is an analysis of loans to executive officers, directors and related parties of the Bank and its affiliates for the years ended December 31, 2006 and 2005.

	2006	2005
	(In thousands)
Outstanding balance, beginning of year	$377	$385
Repayments	(377)	(8)

Outstanding balance, end of year	$—	$377

4.	PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2006	2005
	(In thousands)
Furniture, fixtures and equipment	$10,251	$8,451
Leasehold improvements	10,783	7,771

	21,034	16,222
Accumulated depreciation and amortization	(9,093)	(8,074)

	$11,941	$8,148

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $1,940,000, $1,690,000 and $1,593,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Following is a summary of the Company’s intangible assets at December 31:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(In thousands)
Goodwill:
Goodwill—KEBNY	$1,117	$(242)	$1,117	$(242)
Goodwill—Asiana	1,472	—	1,472	—

Total	$2,589	$(242)	$2,589	$(242)

Intangible assets:
Core deposit—KEBNY	$881	$(836)	$881	$(769)
Core deposit—IBKNY	1,187	(572)	1,187	(427)
Core deposit—Asiana	1,018	(431)	1,018	(299)
Core deposit—KEB, Broadway	2,726	(1,074)	2,726	(728)

Total	$5,812	$(2,913)	$5,812	$(2,223)

For the years ended December 31, 2006, 2005, and 2004, the Company recorded amortization expense of approximately $690,000, $716,000 and $701,000, respectively, related to core deposit intangibles. The estimated annual amortization as of December 31, 2006, for each of the succeeding five fiscal years is indicated in the table below:

(In thousands)	2007	2008	2009	2010	2011
Core deposit—KEBNY	$34	$11	$—	$—	$—
Core deposit—IBKNY	145	145	143	114	37
Core deposit—Asiana	132	126	111	98	72
Core deposit—KEB, Broadway	346	342	323	296	199

Total	$657	$624	$577	$508	$308

The Company tested goodwill for impairment as of December 31, 2006, 2005 and 2004 and determined that there was no impairment.

6.	DEPOSITS

Interest expense for time deposits for the years ended December 31 was as follows:

	2006		2005		2004
	($ in thousands)
	Interest Expense	WAIR	Interest Expense	WAIR	Interest Expense	WAIR
Time deposits of $100,000 or more	$35,624	4.86%	$21,304	3.44%	$6,582	1.84%
Other time deposits	8,704	4.55%	2,920	2.96%	1,574	1.80%

Total	$44,328	4.80%	$24,224	3.37%	$8,156	1.83%

The weighted average cost of deposits was 3.38%, 2.28% and 1.32% for the years ended December 31, 2006, 2005 and 2004, respectively.

Included in time deposits of $100,000 or more were $54.3 million in brokered deposits at December 31, 2006 compared with $118.3 million at December 31, 2005, and $120.0 million in California State Treasurers’ deposits at December 31, 2006 compared with $60.0 million at December 31, 2005. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2006 and 2005, securities with carrying values of approximately $135.5 million and $81.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

At December 31, 2006, the scheduled maturities for time deposits were as follows,

Year Ended
December 31
(In thousands)
2007	$906,632
2008	71,962
2009	312

$978,906

7.	FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco against which the Company may take advances. The borrowing capacity is limited to 25% of the Bank’s total assets, or $511.2 million at December 31, 2006. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At December 31, 2006 and 2005, securities with carrying values of approximately $10.4 million and $12.6 million, respectively, were pledged as collateral for borrowings from the FHLB. Additionally, at December 31, 2006 and 2005, real estate secured loans with a carrying amount of $967.4 million and $717.3 million, respectively, were also pledged as collateral for borrowings from the FHLB.

At December 31, 2006, 2005 and 2004, FHLB borrowings were $76 million, $31 million and $90 million, respectively, and had a weighted average interest rate of 4.21%, 4.38% and 2.79%, respectively, and had various maturities through September 2016. All borrowings as of December 31, 2006 had fixed rates ranging from 3.65% to 4.57%. At December 31, 2006, the Company had a remaining borrowing capacity of $435.2 million.

At December 31, 2006, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturiy/ Put Date
	(In thousand)
Due within one year	$8,000	$53,000
Due after one year through five years	33,000	23,000
Due after five years through ten years	35,000	—

	$76,000	$76,000

8.	SUBORDINATED DEBENTURES

At December 31, 2006, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 26, 2007 with respect to Nara Statutory Trust II, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, and December 17, 2008 with respect to Nara Statutory Trust V unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at December 31, 2006:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/06	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Statutory Trust II	3/26/2002	8,000	8,248	Variable	5.59%	8.96%	3/26/2032
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	8.51%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	8.22%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	8.31%	12/17/2033

TOTAL ISSUANCE		$38,000	$39,268

The first offering was completed on March 28, 2001 and raised $10,000,000 through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344,000 in issuance costs, which are being amortized over the term of these securities.

The second offering was completed on March 26, 2002 and raised $8,000,000 through Trust II, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 26, June 26, September 26 and December 26 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.60% and is paid quarterly. For the period beginning on December 26, 2006 through March 25, 2007, the trust preferred securities bear an interest rate of 8.96% per annum. Prior to March 26, 2007, the interest rate cannot exceed 11.0%. The Company intends to redeem the debentures on March 26, 2007, the earliest redemption date allowed under the indenture, and has so notified the Trustee. The Company incurred $271,000 in issuance costs, of which $228,000 remained unamortized at December 31, 2006 and will be recognized as an expense during the first quarter of 2007.

The third offering was completed on June 5, 2003 and raised $5,000,000 through Trust III, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 15, June 15, September 15 and December 15 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.15% and is paid quarterly. For the period beginning on December 15, 2006 through March 14, 2007, the trust preferred securities bear an interest rate of 8.51% per annum. The interest rate shall not exceed 12.0% through the interest payment date in June, 2008. The Company incurred $125,000 in issuance costs, which are being amortized over the term of these securities.

The fourth offering was completed on December 22, 2003 and raised $5,000,000 through Trust IV, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on January 7, April 7, July 7 and October 7 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.85% and is paid quarterly. For the period beginning on October 7, 2006 through January 6, 2007, the trust preferred securities bear an interest rate of 8.22% per annum. The Company incurred $85,000 in issuance costs, which are being amortized over the term of these securities.

The fifth offering was completed on December 17, 2003 and raised $10,000,000 through Trust V, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on March 17, June 17, September 17 and December 17 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.95% and is paid quarterly. For the period beginning on December 17, 2006 through March 16, 2007, the trust preferred securities bear an interest rate of 8.31% per annum.

Prior to December 17, 2008, the interest rate shall not exceed 11.75%. The Company incurred $90,000 in issuance costs, which are being amortized over the term of these securities.

With the adoption of FIN No. 46R, the subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated statements of financial condition in the liabilities section at December 31, 2006 and 2005, under the caption “subordinated debentures.” The Company also recorded $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2006 and 2005 for the common capital securities issued by the issuer trusts and held by the Company.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits. At December 31, 2006 and 2005, $38.0 million of the subordinated debentures was included in Tier 1 capital.

9.	INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2006
Federal	$16,521	$(296)	$16,225
State	6,496	(324)	6,172

	$23,017	$(620)	$22,397

2005
Federal	$14,031	$(370)	$13,661
State	5,185	(35)	5,150

	$19,216	$(405)	$18,811

2004
Federal	$10,339	$(750)	$9,589
State	4,145	(277)	3,868

	$14,484	$(1,027)	$13,457

Deferred tax assets and liabilities at December 31, 2006 and 2005 are comprised of the following:

	2006	2005
	(In thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$8,897	$8,012
Net operating loss carryforward	3,296	3,667
Investment securities impairment writedown	1,162	1,161
Lease expense	1,350	1,194
State tax deductions	1,162	1,079
Accrued compensation	524	643
Deferred compensation	568	514
Mark to market on loans held for sale	473	425
Depreciation	28	50
Other	376	324
Non-qualified stock option and restricted unit expense	498	—
Unrealized loss on securities available for sale	1,151	1,326
Unrealized loss on interest rate swaps & caps	1,026	1,163

	20,511	19,558

Deferred tax liabilities:
Amortization of intangibles	(121)	(287)
FHLB stock dividends	(443)	(292)
Deferred loan costs	(2,150)	(1,555)
State taxes deferred and other	(1,049)	(935)
Prepaid expenses	(499)	(548)
Unrealized gain on interest only strips	(39)	(47)

	(4,301)	(3,664)

Valuation allowance	—	—

Net deferred tax assets:	$16,210	$15,894

The company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2006, or 2005.

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2006	2005	2004
Statutory tax rate	35%	35%	35%
State taxes-net of federal tax benefit	7	7	7
Nontaxable income	—	—	(1)
CRA investment tax credit	(1)	—	—
Other	(1)	(1)	(1)

	40%	41%	40%

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(In thousands)
2006
Nara Ownership Change	$249	2009	$83	$207	2011	$83
Korea First Bank of New York	6,457	2019	497	—		—
Asiana	2,407	2013	348	769	2009	348

Total	$9,113		$928	$976		$431

2005
Nara Ownership Change	$332	2009	$83	$290	2011	$83
Korea First Bank of New York	6,954	2019	497	—		—
Asiana	2,755	2013	348	1,117	2009	348

Total	$10,041		$928	$1,407		$431

10.	STOCKHOLDERS’ EQUITY AND STOCK BASED INCENTIVE PLANS

In September 2005, the Company raised additional capital of $19.6 million through the sale of its common stock to Dr. Chong-Moon Lee, director and chairman of the board of directors of Nara Bancorp. The Company issued 1,440,922 shares of its common stock to Dr. Lee at a purchase price of $13.88 per share, which was the closing bid price on the date the Stock Purchase Agreement was executed. The transaction closed on September 12, 2005.

The Company adopted a stock option plan in 1989 that was replaced by the Year 2000 Long Term Incentive Plan, under which options or restricted units may be granted to key employees and directors of the Company. Options are granted with an exercise price equal to the market price at the date of grant with vesting periods from three to five years and have 10-year contractual terms. Restricted units are awarded to a participant at the market price of the Company’s common stock on the date of award and all units vest on the three year anniversary of the grant. Compensation expense for the awards is recorded over the vesting period.

The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of December 31, 2006. The Company has issued 2,571,000 shares, net of forfeitures, under this plan as of December 31, 2006. As of December 31, 2006, 229,000 shares are available for future grants. During 2006, the Company granted stock options to directors and 106,000 shares of restricted units to key employees, net of forfeitures, with 3-year cliff vesting.

The fair value of each option is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. Historical data is used to estimate the option exercise period and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005	2004
Risk-free interest rate	4.8%	4.3%	3.7%
Expected option life (years)	6.6	4.4	5.7
Expected stock price volatility	40.0%	37.7%	38.0%
Dividend yield	0.6%	0.6%	0.5%
Weighted average fair value of options granted during the period	$8.31	$6.08	$6.39

A summary of share option activity under the plan for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding, beginning of year	1,954,480	$9.74
Options granted	290,000	18.17
Options forfeited	(191,000)	18.25
Options exercised	(663,230)	6.51

Options outstanding, end of year	1,390,250	$11.87	7.00	$12,582,000

Options exercisable at year-end	653,317	$10.00	5.87	$7,135,000

The aggregate intrinsic value of options exercised for 2006, 2005 and 2004 was $7,960,000, $7,944,000 and $2,710,000, respectively. The tax benefit realized for options exercised for 2006, 2005 and 2004 was $2,696,000, $2,605,000 and $728,000, respectively.

Options outstanding at year-end 2006 were as follows:

	December 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$1.29	30,000	0.6 years	$1.29	30,000	$1.29
$2.01 - $5.00	100,000	4.6 years	4.75	100,000	4.75
$5.01 - $9.00	640,250	6.1 years	8.41	338,650	8.42
$14.01 - $22.00	620,000	8.6 years	17.10	184,667	17.15

	1,390,250	7.0 years	$11.87	653,317	$10.00

A summary of restricted unit activity under the plan for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Restricted unit shares outstanding, beginning of year	—	$—
Granted	110,720	18.38
Forfeited	(4,630)	18.38

Restricted unit shares outstanding, end of year	106,090	$18.38	9.47	$2,219,000

The total fair value of shares vested during the year ended December 31, 2006 was $0.

The amount charged against income, before income tax benefit of $498,000, for stock-based compensation was $1,476,000 for 2006. At December 31, 2006, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $3,927,000, which is expected to be recognized over a weighted average period of 1.8 years. The estimated annual stock-based compensation as of December 31, 2006, for each of the succeeding years is indicated in the table below:

		Stock Based Compensation Expense
		(in thousands)
For the year ended December 31,
	2007	1,628
	2008	1,422
	2009	777
	2010	100

Total		$3,927

11.	EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2006 and 2005 amounted to $1,611,000 and $1,770,000, respectively, which are included in other liabilities. The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan. The Company has also purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Bank will be paid to beneficiaries named by the directors and officers.

During the years ending December 31, 2003 and 2002, several of the split dollar life insurance agreements the Company had entered into precluded the Company from being able to fully realize the cash surrender value of the life insurance policies as of the balance sheet date, as the agreements required the Company to continue to maintain the policies or replace them with comparable life insurance policies until the death of the split dollar participants. Accordingly, the Company recorded discounts of $345,000 and $1,411,000 for 2003 and 2002 on the cash surrender value of the split dollar life insurance policies to record the cash surrender value at the amount that can be effectively realized at the balance sheet date for the estimated present value of the cash surrender value based upon the estimated mortality dates of the split dollar participants. During the fourth quarter of 2004, the Company amended certain of the split dollar life insurance agreements in order to eliminate the requirement for the Company to continue to maintain the policies or replace them with comparable life insurance policies. Accordingly, in the fourth quarter of 2004, the Company reversed $1,426,000 of the discounts on the cash surrender value of the split dollar life insurance policies established in 2003 and 2002. Expense recognized under the deferred compensation plan totaled $169,000, $158,000 and $150,000 for 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the cash surrender value of all policies, net of discounts of $322,000 and $352,000 was $15,113,000 and $14,640,000, respectively.

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $402,000, $359,000 and $350,000 for 2006, 2005 and 2004, respectively.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased 37,200 shares of its common stock for the ESOP in 2006. No shares were purchased during 2005 and 2004. The Company’s contribution and expense to the ESOP was approximately $715,000, $224,000 and $232,000 for 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the ESOP held 217,984 and 181,844 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2006 and 2005, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 1,380 and 15,640 shares, respectively. During 2006, 320 shares were added to the ESOP plan from dividend reinvestments.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2006, the future minimum rental commitments under these leases and other operating leases are as follows:

(In thousands)
2007	$5,924
2008	5,701
2009	5,517
2010	4,993
2011	4,538
Thereafter	23,586

$50,259

Operating lease expense recorded under such leases in 2006, 2005 and 2004 amounted to approximately $5,382,000, $4,963,000 and $ 4,329,000, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. As of December 31, 2006, the Company recorded an accrued liability of $10,000 for litigation settlements. As of December 31, 2005, the Company did not record any accrued liability for litigation settlements.

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

Commitments at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)
Commitments to extend credit	$214,685	$199,968
Standby letters of credit	12,786	14,077
Other commercial letters of credit	27,146	25,858

	$254,617	$239,903

Commitments and letters of credit generally have variable rates that are tied to the prime rate. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payment for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2006 and 2005.

13.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates are made at a discrete point in time based on relevant market data information about the financial instruments and other factors. The fair value estimates have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2006 and 2005; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

	December 31, 2006
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$80,800	$80,800
Securities available for sale	162,851	162,851
Securities held to maturity	1,000	1,002
Loans held for sale	15,162	16,160
Loans receivable—net	1,695,753	1,693,518
Federal Reserve Bank stock	2,253	2,253
Federal Home Loan Bank stock	7,505	7,505
Accrued interest receivable	8,974	8,974
Customers’ liabilities on acceptances	7,565	7,565

Liabilities:
Noninterest-bearing deposits	$(407,519)	$(407,519)
Saving and other interest bearing demand deposits	(325,810)	(325,810)
Time deposits	(978,906)	(979,342)
Borrowings from Federal Home Loan Bank	(76,000)	(75,447)
Subordinated debentures	(39,268)	(43,167)
Accrued interest payable	(8,258)	(8,258)
Bank’s liabilities on acceptances outstanding	(7,565)	(7,565)

	December 31, 2005
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$66,024	$66,024
Term federal funds sold	7,000	7,000
Securities available for sale	174,709	174,709
Securities held to maturity	1,001	1,023
Loans held for sale	17,083	18,134
Loans receivable—net	1,428,122	1,426,987
Federal Reserve Bank stock	1,803	1,803
Federal Home Loan Bank stock	6,463	6,463
Accrued interest receivable	7,620	7,620
Customers’ liabilities on acceptances	6,982	6,982

Liabilities:
Noninterest-bearing deposits	$(371,943)	$(371,943)
Saving and other interest bearing demand deposits	(306,498)	(306,498)
Time deposits	(848,045)	(846,225)
Borrowings from Federal Home Loan Bank	(31,000)	(30,672)
Subordinated debentures	(39,268)	(40,350)
Accrued interest payable	(8,755)	(8,755)
Bank’s liabilities on acceptances outstanding	(6,982)	(6,982)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006 and 2005, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets):
Company	$241,845	13.2%	$146,316	8.0%	N/A	N/A
Bank	$229,099	12.5%	$146,128	8.0%	$182,660	10.0%
Tier I capital (to risk-weighted assets):
Company	$222,589	12.2%	$73,158	4.0%	N/A	N/A
Bank	$209,844	11.5%	$73,064	4.0%	$109,596	6.0%
Tier I capital (to average assets):
Company	$222,589	11.2%	$79,598	4.0%	N/A	N/A
Bank	$209,844	10.6%	$79,528	4.0%	$99,410	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets):
Company	$200,100	12.9%	$124,047	8.0%	N/A	N/A
Bank	$191,996	12.4%	$123,879	8.0%	$154,849	10.0%
Tier I capital (to risk-weighted assets):
Company	$182,483	11.8%	$62,024	4.0%	N/A	N/A
Bank	$174,379	11.3%	$61,940	4.0%	$92,910	6.0%
Tier I capital (to average assets):
Company	$182,483	10.2%	$71,402	4.0%	N/A	N/A
Bank	$174,379	9.8%	$71,189	4.0%	$88,986	5.0%

The Company may not pay dividends or make any other capital distribution if, after making the distribution, the Company would be undercapitalized. Based on the current financial status of the Company, the Company believes that such limitations and restrictions will not impair the Company’s ability to continue to pay dividends at historical levels.

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding three years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. Under these limitations, during 2007, the Bank could pay dividends up to $83.0 million plus 2007 net income to the holding company. However, as a result of a recent regulatory examination, the Company’s regulatory agencies have placed additional restrictions and requirements on the Company, which have the effect of limiting the Company’s growth and expansion and its ability to pay cash dividends in excess of historical levels without prior regulatory approval.

Memorandum of Understanding

On July 29, 2005, Nara Bank entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the California Department of Financial Institutions (“Department”).The MOU was amended for the Bank on February 23, 2007. Under the revised terms of the MOU, the Bank cannot declare dividends in excess of $400,000 per quarter, plus an amount to service regular scheduled trust preferred payments, without the prior written approval of the Reserve Bank and the Department. Other material provisions of the MOU require Nara Bancorp and the Bank to: (i) employ an independent consultant acceptable to the Reserve Bank and the Department to conduct a review of the composition, structure and effectiveness of Nara Bank’s current directors and executive officers, (ii) prepare and submit a written plan to the Reserve Bank and the Department to strengthen the Bank’s Board of Directors’ oversight of management and operations of the Bank, (iii) prepare and submit to the Reserve Bank and the Department acceptable policies, procedures and programs to strengthen the Bank’s internal controls, (iv) prepare and submit to the Reserve Bank and the Department a written plan to strengthen the oversight of the Bank’s internal audit function, (v) take such actions necessary to comply with Section 501 of the Gramm-Leach-Bliley Act, (vi) prepare and submit to the Reserve Bank and the Department an acceptable written information security program and a comprehensive written business resumption plan, and conduct a formal test of the business resumption plan, (vii) prepare and submit a written contingency capital plan, (viii) prepare and submit to the Reserve Bank and Department financial projections for the years 2005-2007 and revise the Bank’s three-year strategic plan, (ix) prepare and submit during the term of the MOU, annual financial projections for each subsequent calendar year at least one month prior to the beginning of the calendar year, (x) notify the Reserve Bank and the Department of all revisions to the budget within 5 days of approval by the Bank’s Board of Directors, (xi) notify the Reserve Bank and the Department thirty (30) days prior to the appointment of any new director or senior executive officer or changing the responsibilities of any current senior officer, (xii) permit the Bank to make any indemnification and golden parachute or severance payments, or enter into any agreements to make such payments to institution–affiliated parties only with the prior written approval of the Board of Governors of the Federal Reserve System and concurrence of the Federal Deposit Insurance Corporation, and (xiii) prepare and submit progress reports to the Reserve Bank and the Department. The MOU will remain in effect until modified or terminated by the Reserve Bank and the Department.

Additional Company Restrictions.

Nara Bancorp has agreed with the Reserve Bank and the Department to additional restrictions as well, and must take all necessary steps to ensure that the Bank complies with the MOU, and it also must report its progress to the Reserve Bank. In addition, Nara Bancorp may not declare any dividends in excess of $800,000 plus amounts needed to pay dividends on trust preferred securities, without the prior written approval of the Reserve Bank. Without the consent of the Reserve Bank, Nara Bancorp may not: (i) increase its borrowings, incur any debt or renew existing debt, (ii) purchase any of its stock, (iii) appoint any new director or senior executive officer or change the responsibilities of any current senior executive officer, or (iv) make any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties. Nara Bancorp may issue trust preferred securities upon prior notice to the Reserve Bank. Finally, Nara Bancorp must affirmatively ensure that all regulatory reports filed, accurately reflect Nara Bancorp’s condition, are filed on a timely basis, and all records, and supporting work papers are maintained.

Troubled Condition Designation

On July 8, 2005, the Reserve Bank notified Nara Bancorp and Nara Bank that it had designated Nara Bancorp and Nara Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. On January 29, 2007, the Reserve Bank notified Nara Bancorp and Nara Bank that they no longer consider Nara Bancorp or Nara Bank to be in “troubled condition”.

Progress with the MOU-Related Requirements

On February 8, 2007, the Company received a formal notice from the Reserve Bank that due to the progress made by the Company in addressing the criticisms and concerns of the Reserve Bank, certain restrictions on the Company to which it previously agreed, would be removed, suspended or amended as follows:

•	Removed the requirement to seek approval prior to making payments on the trust preferred securities.

•	Amended the requirement to seek approval prior to the declaration or payment of dividends only if it exceeds $800,000.

•	Suspended the requirement to seek approval prior to the receipt of dividends or other payments representing a reduction of capital of the Bank.

•	Suspended the requirement to seek approval prior to increasing borrowings, incurring any debt, or renewing any existing debt.

•	Amended the requirement to seek “approval prior to” the issuance of trust preferred securities to “notification prior to” issuance.

•

Amended the requirement to seek approval from the Board of Governors of the Federal Reserve System and the FDIC prior to making any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties, to seek approval from the Reserve Bank.

On February 23, 2007, the Bank entered into an amendment of the Memorandum of Understanding, dated July 29, 2005, among the Bank, the Reserve Bank and the California Department of Financial Institutions (the “Department”), whereby prior approval for dividends from the Bank to the Company for purposes of covering regularly scheduled trust preferred payments is no longer required, and prior approval for dividend declarations or payments is required only for amounts in excess of $ 400,000. In addition, the requirement to seek approval from the Board of Governors of the Federal Reserve System and the FDIC prior to making any indemnification and golden parachute or severance payments, or enter into agreements to make such payments to institution-affiliated parties has been changed to seek approval from the Reserve Bank and the Department.

15.	EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
2006
Basic EPS	$33,806	25,786,700	$1.31
Effect of dilutive securities:
Stock options	—	530,708

Diluted EPS	$33,806	26,317,408	$1.28

2005
Basic EPS	$26,857	24,119,107	$1.11
Effect of dilutive securities:
Stock options	—	943,814

Diluted EPS	$26,857	25,062,921	$1.07

2004
Basic EPS	$19,782	23,228,672	$0.85
Effect of dilutive securities:
Stock options	—	1,347,502

Diluted EPS	$19,782	24,576,174	$0.80

Stock options for 150,000, 260,000 and 20,000 shares of common stock that could potentially dilute earnings per share in the future were not considered in computing diluted earnings per common share for 2006, 2005 and 2004, respectively, because to do so would have been anti-dilutive for the periods.

16.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2006	2005	2004
	(In thousands)
Unrealized holding gains (losses) on securities available-for sale and interest only strips	$475	$(2,557)	$(1,030)
Reclassification adjustments for other than temporary impairment on securities	—	—	2,593
Reclassification adjustments for (gains) losses realized in income	(92)	(143)	(743)

Net unrealized gain (loss)	383	(2,700)	820
Tax expense (benefit)	167	(1,050)	329

Net of tax amount	$216	$(1,650)	$491

Change in fair value of the effective portion of derivatives used for cash flow hedges	$(1,188)	$(2,287)	$1,136
Reclassification adjustment for (gains) losses realized for the ineffective portion of swaps and caps and discontinued hedge positions	189	141	382
Reclassification adjustments for (gains) losses realized in income for swaps and caps	1,342	(472)	(3,108)

Net unrealized gain (loss)	343	(2,618)	(1,590)
Tax expense (benefit)	137	(1,047)	(636)

Net of tax amount	$206	$(1,571)	$(954)

Total other comprehensive income (loss)	$422	$(3,221)	$(463)

17.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on $100 million of variable rate loans indexed to Prime as of December 31, 2006 and 2005. As of December 31, 2006, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a loss of $1,513,000 (net of tax benefit of $1,009,000), of which $1,342,000 is expected to be reclassified as a reduction into interest income within the next 12 months based on rates in effect at December 31, 2006. As of December 31, 2006, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 6 years.

Interest rate swap information at December 31, 2006 and 2005 is summarized as follows:

(In thousands) Notional Amount					2006		2005
	Floating Rate		Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
$9,000	H.15 Prime	[1]	7.59%	4/30/2007	$(21)	$(21)	$(14)	$(14)
11,000	H.15 Prime	[1]	7.59%	4/30/2007	(26)	—	(18)	(18)
20,000	H.15 Prime	[1]	6.09%	10/09/2007	(333)	(329)	(558)	(558)
20,000	H.15 Prime	[1]	6.58%	10/09/2009	(736)	(723)	(805)	(805)
20,000	H.15 Prime	[1]	7.03%	10/09/2012	(997)	(970)	(918)	(918)
10,000	H.15 Prime	[1]	6.32%	12/17/2007	(181)	(175)	(264)	(264)
10,000	H.15 Prime	[1]	6.83%	12/17/2009	(320)	(304)	(331)	(331)

$100,000					$(2,614)	$(2,522)	$(2,908)	$(2,908)

(1)	Prime rate is based on Federal Reserve statistical release H.15

During the second quarter of 2006, pay-offs of the underlying loans (i.e. Nara Prime indexed loans) being hedged caused the balance of such loans to fall below the notional amount of the swaps by approximately $11.0 million, resulting in that portion of the swaps to no longer qualify as a “Cash Flow Hedge.” Accordingly, at June 30, 2006, the Company reversed and expensed $83,000 of accumulated other comprehensive loss that had previously been recorded related to this portion of the swaps. Changes in the value of this portion of the swaps subsequent to June 30, 2006 will directly flow through the income statement. Such changes recorded in the income statement during 2006 resulted in income of $57,000. The realized loss recognized in earnings on interest rate swaps due to hedge ineffectiveness was $66,000, $141,000 and $382,000 for 2006, 2005 and 2004, respectively. The increase (decrease) in interest income on loans resulting from the swap recorded on swap transactions totaled ($ 1,289,000), $472,000 and $3,108,000 for 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company pledged certain agency securities as collateral to the interest rate swap counterparties with a book value of $1.0 million and $5.3 million in real estate loans.

In August 2006, the Company purchased an interest rate cap with a notional amount of $100 million, which is tied to monthly resetting 3-month LIBOR and matures on November 16, 2007. The interest rate cap, which was purchased to protect against a rise in the cost of 3-month LIBOR, was designated as a cash flow hedge of one of our money market products. The premium cost was $185,000, which is being amortized over the life of the cap. Amortization expense was $53,000 for 2006. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level of 5.5%. If 3-month LIBOR remains below the strike level of 5.5%, our loss would be limited to the premium paid. The amortized cost and fair market value of the interest rate cap was $132,000 and $49,000 at December 31, 2006, resulting in $83,000 of other comprehensive loss. However, due to withdrawals of a portion of the underlying money market deposits subsequent to purchase of the interest rate cap, approximately $48 million of the notional amount of the interest rate cap no longer qualifies as a hedge. Accordingly, at December 31, 2006, the Company reversed and expensed $40,000 of accumulated other comprehensive loss that had previously been recorded related to this portion of the interest rate cap. Changes in the value of this portion of the interest rate cap will subsequently directly flow through the income statement. As of December 31, 2006, the unrealized loss included in other comprehensive loss was $43,000.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2006
Interest income	$35,280	$38,498	$40,628	$41,425
Interest expense	12,711	15,095	16,202	17,208

Net interest income before provision for loan losses	22,569	23,403	24,426	24,217
Provision for loan losses	1,080	142	1,170	1,362
Non-interest income	5,042	4,436	4,344	5,447
Non-interest expense	13,182	14,077	13,021	13,647

Income before income tax provision	13,349	13,620	14,579	14,655
Income tax provision	5,470	5,719	5,910	5,298

Net income	$7,879	$7,901	$8,669	$9,357

Basic earnings per common share	$0.31	$0.31	$0.33	$0.36
Diluted earnings per common share	$0.30	$0.30	$0.33	$0.35

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005
Interest income	$24,107	$27,538	$31,725	$33,854
Interest expense	6,762	8,500	10,731	11,658

Net interest income before provision for loan losses	17,345	19,038	20,994	22,196
Provision for loan losses	1,650	1,950	970	857
Non-interest income	4,166	4,987	5,567	5,472
Non-interest expense	10,700	12,454	12,062	13,454

Income before income tax provision	9,161	9,621	13,529	13,357
Income tax provision	3,756	4,009	5,600	5,446

Net income	$5,405	$5,612	$7,929	$7,911

Basic earnings per common share	$0.23	$0.24	$0.33	$0.31
Diluted earnings per common share	$0.22	$0.23	$0.32	$0.30

19.	BUSINESS SEGMENT INFORMATION

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

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2006
Net interest income	$72,018	$7,267	$15,330	$94,615
Less provision for loan losses	2,477	92	1,185	3,754
Non-interest income	8,552	2,748	7,999	19,299

Net revenue	78,093	9,923	22,144	110,160
Non-interest expense*	45,596	3,018	5,343	53,957

Income before income taxes	$32,497	$6,905	$16,801	$56,203

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,590,446	$172,228	$284,311	$2,046,985

*	The decrease in non-interest expense for Trade Finance Services (TFS) during the period is due to a change in the allocation methodology. In 2005 and 2004, overhead expense was allocated to TFS in proportion to the number of employees of TFS. In 2006, the expense for TFS was allocated based on direct expenses, space usage and contribution to earnings. It was not practical to restate the overhead expense allocation for 2005 and 2004 using the new methodology adopted in 2006.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2005
Net interest income	$61,063	$6,762	$11,748	$79,573
Less provision for loan losses	5,152	20	255	5,427
Non-interest income	10,385	2,945	6,862	20,192

Net revenue	66,296	9,687	18,355	94,338
Non-interest expense*	40,166	4,532	3,972	48,670

Income before income taxes	$26,130	$5,155	$14,383	$45,668

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,396,593	$112,270	$266,959	$1,775,822

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2004
Net interest income	$45,600	$4,593	$8,618	$58,811
Less provision for loan losses	3,150	—	750	3,900
Non-interest income	9,059	2,952	8,296	20,307

Net revenue	51,509	7,545	16,164	75,218
Non-interest expense	33,736	3,220	5,023	41,979

Income before income taxes	$17,773	$4,325	$11,141	$33,239

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,196,395	$111,634	$200,282	$1,508,311

20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(In thousands)
ASSETS:
Cash and cash equivalents	$9,876	$4,024
Other assets	5,092	6,284
Investment in bank subsidiary	211,882	176,651

TOTAL ASSETS	$226,850	$186,959

LIABILITIES:
Other borrowings	$39,268	$39,268
Accounts payable and other liabilities	955	937

Total liabilities	40,223	40,205
STOCKHOLDERS’ EQUITY	186,627	146,754

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,850	$186,959

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Interest expense	$(3,348)	$(2,863)	$(2,342)
Other operating expense	(2,340)	(941)	(527)
Equity in undistributed earnings of bank subsidiary	34,809	29,080	21,803

Income before income tax benefit	29,121	25,276	18,934
Income tax benefit	(4,685)	(1,581)	(848)

Net income	$33,806	$26,857	$19,782

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,806	$26,857	$19,782
Adjustments to reconcile net earnings to net cash from operating activities:
Amortization	31	26	8
Stock-based compensation expenses	1,476	—	—
Change in other assets	1,160	(4,163)	39
Change in accounts payable and other liabilities	1	67	64
Equity in undistributed earnings of bank subsidiary	(34,809)	(29,080)	(21,803)

Net cash from operating activities	1,665	(6,293)	(1,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	—	(15,000)	(10,000)

Net cash from investing activities	—	(15,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	19,625	—
Tax benefit from stock options exercised	2,696	2,605	728
Proceeds from stock options exercised	4,317	2,328	1,129
Payments of cash dividends	(2,826)	(2,631)	(2,437)

Net cash from financing activities	4,187	21,927	(580)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,852	634	(12,490)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,024	3,390	15,880

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,876	$4,024	$3,390