Form 10-Q
period 2007-03-31
NARA BANCORP INC
filed 2007-05-10
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ☐     No  ☒

As of April 30, 2007, there were 26,131,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Table of Contents (need to update after finalized)

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$31,600	$36,300
Federal funds sold	82,000	44,500

Total cash and cash equivalents	113,600	80,800
Securities available for sale, at fair value	176,071	162,851
Securities held to maturity, at amortized cost ( fair value:
December 31, 2006- $ 1,002)	—	1,000
Loans held for sale, at the lower of cost or market	7,978	15,162
Loans receivable, net of allowance for loan losses
(March 31, 2007 - $18,752 ; December 31, 2006 - $ 19,112)	1,730,490	1,695,753
Federal Reserve Bank stock, at cost	2,253	2,253
Federal Home Loan Bank (FHLB) stock, at cost	7,615	7,505
Premises and equipment, net	11,972	11,941
Accrued interest receivable	8,664	8,974
Deferred tax assets, net	15,616	16,210
Customers’ liabilities on acceptances	7,894	7,565
Cash surrender value of life insurance	15,548	15,113
Goodwill	2,347	2,347
Other intangible assets, net	2,735	2,899
Other assets	20,446	16,612

Total assets	$2,123,229	$2,046,985

(Continued)

	(Unaudited)
	March 31, 2007	December 31, 2006
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest-bearing	$383,525	$407,519
Interest-bearing:
Money market and other	215,694	184,199
Savings deposits	141,754	141,611
Time deposits of $100,000 or more	809,154	768,727
Other time deposits	200,849	210,179

Total deposits	1,750,976	1,712,235
Borrowings from Federal Home Loan Bank	100,000	76,000
Accrued interest payable	10,840	8,258
Acceptances outstanding	7,894	7,565
Subordinated debentures	39,268	39,268
Other liabilities	19,502	17,032

Total liabilities	1,928,480	1,860,358
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,131,672 and 26,107,672 shares at March 31, 2007 and December 31, 2006, respectively	26	26
Capital surplus	78,563	77,939
Retained earnings	118,761	111,978
Accumulated other comprehensive loss, net	(2,601)	(3,316)

Total stockholders’ equity	194,749	186,627

Total liabilities and stockholders’ equity	$2,123,229	$2,046,985

See accompanying notes to consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$38,244	$32,604
Interest on securities	2,053	1,884
Interest on federal funds sold and other investments	495	792

Total interest income	40,792	35,280

INTEREST EXPENSE:
Interest on deposits	16,299	11,589
Interest on subordinated debentures	854	785
Interest on other borrowings	904	337

Total interest expense	18,057	12,711

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES	22,735	22,569
PROVISION FOR LOAN LOSSES	980	1,080

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	21,755	21,489

NON-INTEREST INCOME:
Service fees on deposit accounts	1,620	1,537
International service fees	670	614
Loan servicing fees, net	504	466
Wire transfer fees	338	348
Other income and fees	252	360
Net gains on sales of SBA loans	1,220	1,717

Total non-interest income	4,604	5,042

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,714	6,811
Occupancy	2,075	1,816
Furniture and equipment	625	520
Advertising and marketing	662	551
Data processing and communications	954	953
Professional fees	846	678
Other	2,070	1,853

Total non-interest expense	13,946	13,182

INCOME BEFORE INCOME TAXES	12,413	13,349
INCOME TAXES	5,105	5,470

NET INCOME	$7,308	$7,879

EARNINGS PER SHARE
Basic	$0.28	$0.31
Diluted	0.28	0.30

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income
	(Dollars in thousands)
BALANCE, JANUARY 1, 2006	25,444,442	$25	$69,451	$81,016	$(3,738)
Stock options exercised	113,506		874
Tax benefit from stock options exercised			287
Stock-based compensation			288
Cash dividends declared ($0.0275 per share)				(703)
Comprehensive income:
Net income				7,879		$7,879
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(337)	(337)
Change in unrealized gain (loss) on interest- only strip, net of tax					(6)	(6)
Change in unrealized gain (loss) on interest rate swaps, net of tax					(579)	(579)

Total comprehensive income						$6,957

BALANCE, March 31, 2006	25,557,948	$25	$70,900	$88,192	$(4,660)

BALANCE, JANUARY 1, 2007	26,107,672	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EITF No.06-5				194
Stock options exercised	24,000		207
Tax benefit from stock options exercised			—
Stock-based compensation			417
Cash dividends declared ($0.0275 per share)				(719)
Comprehensive income:
Net income				7,308		$7,308
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					363	363
Change in unrealized gain (loss) on interest-only strip, net of tax					(9)	(9)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					361	361

Total comprehensive income						$8,023

BALANCE, March 31, 2007	26,131,672	$26	$78,563	$118,761	$(2,601)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,308	$7,879
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	1,128	1,020
Stock-based compensation expense	417	288
Provision for loan losses	980	1,080
Proceeds from sales of loans	26,267	26,180
Originations of loans held for sale	(17,863)	(22,802)
Net gains on sales of loans	(1,220)	(1,717)
Net change in cash surrender value of life insurance	(435)	(135)
Net losses on dispositions of premises and equipment	5	—
Change in accrued interest receivable	310	(74)
FHLB stock dividends	(110)	(75)
Change in other assets	(3,900)	(1,602)
Change in accrued interest payable	2,582	2,900
Change in other liabilities	3,072	1,582

Net cash from operating activities	18,541	14,524

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(35,717)	(78,937)
Purchase of premises and equipment	(619)	(933)
Purchase of securities available for sale	(19,396)	(15,253)
Proceeds from disposition of premises and equipment	—	5
Proceeds from matured securities held to maturity	1,000	—
Proceeds from matured or called securities available for sale	6,761	3,777

Net cash used in investing activities	(47,971)	(91,341)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,741	124,137
Payment of cash dividends	(718)	(699)
Proceeds from FHLB borrowings	24,000	—
Redemption of subordinated debentures	(8,000)	—
Issuance of subordinated debentures	8,000	—
Tax benefit from stock options exercised	—	287
Proceeds from stock options exercised	207	874

Net cash from financing activities	62,230	124,599

NET CHANGE IN CASH AND CASH EQUIVALENTS	32,800	47,782
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,800	66,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,600	$113,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,475	$9,811
Income taxes paid	$1,056	$1,875
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$—	$81

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”), which was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005, with branches in California and New York as well as Loan Production Offices in California, Washington, Georgia, Illinois, New Jersey, Virginia and Texas.

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

We believe that we have made all adjustments necessary to fairly present our financial position at March 31, 2007 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K.

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

We adopted a stock option plan in 1989 and a new plan in 2000 known as the Year 2000 Long Term Incentive Plan, under which options or restricted units may be granted to officers, employees and directors of the Company. Options are granted with an exercise price equal to the market price at the date of grant with vesting periods from three to five years and have 10-year contractual terms. Restricted units are awarded to a participant at the market price of the Company’s common stock on the date of award and all units vest on the three year anniversary of the grant. Compensation expense for the awards is recorded over the vesting period.

The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of March 31, 2007. The Company has issued 2,570,000 shares, net of forfeitures, under this plan as of March 31, 2007. As of March 31, 2007, 230,000 shares were available for future grants.

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

	Three months ended March 31,
	2007	2006
Risk-free interest rate	—	4.8%
Expected option life (years)	—	6.4 years
Expected stock price volatility	—	40.4%
Dividend yield	—	0.6%
Weighted average fair value of options granted during the period	—	$7.69

During the first quarter of 2007, no stock option grants that would have been measured at fair value using the valuation model were made.

A summary of share option activity under the plan for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2007	1,390,250	$11.87
Granted	—	—
Exercised	(24,000)	8.64
Forfeited/canceled	—

Outstanding - March 31, 2007	1,366,250	$11.93	6.87	$7,959,000

Options exercisable - March 31, 2007	669,317	$10.46	6.03	$4,775,000

The aggregate intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $264,000 and $1,090,000, respectively. The tax benefit realized for options exercised for the three months ending March 31, 2007 and 2006 was $0 and $287,000, respectively.

A summary of restricted unit activity under the plan for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2007	106,090	$18.38
Granted	1,000	19.17
Exercised	—	—
Forfeited/canceled	(2,020)	18.38

Outstanding - March 31, 2007	105,070	$18.39	9.23	$1,840,000

There were no restricted units granted prior to 2006 under the plan, No restricted units vested during the quarter ended March 31, 2007.

The amount charged against income, before income tax benefit of $150,000 and $118,000, in relation to the stock-based payment arrangement was $417,000 and $288,000 for the three months ending March 31, 2007 and 2006, respectively. At March 31, 2007, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $3,494,000, and is expected to be recognized over a weighted average period of 1.7 years. The estimated annual stock-based compensation as of March 31, 2007 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
Remainder of 2007	$1,201
For the year ended December 31,:
2008	1,417
2009	776
2010	100

Total	$3,494

4. Dividends

On March 20, 2007, we declared a $0.0275 per share cash dividend which was paid on April 13, 2007 to stockholders of record at the close of business on March 30, 2007. In accordance with the terms of the amendment to our Memorandum of Understanding with the Federal Reserve Bank dated February 8, 2007, the prior approval to the declaration or payment of dividend by Nara Bancorp is not required from the Federal Reserve Bank, unless the amount involved exceeds $800 thousand.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2007 and 2006, stock options for 150,000 shares and 180,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$7,308	26,123,405	$0.28	$7,879	25,473,400	$0.31
Effect of Dilutive Securities:
Stock Options	—	414,011		—	667,446

Diluted EPS	$7,308	26,537,416	$0.28	$7,879	26,140,846	$0.30

6. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement does not have a material effect on our Company’s financial condition and results of operations.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. The Bank adopted the Statement as of January 1, 2007. SFAS No. 156 requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits the Bank to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur or to continue to amortize the servicing assets over the loan service period with periodic impairment assessment. The Bank has elected to continue to amortize its servicing assets. There was no cumulative effect upon the adoption of SFAS No. 156 and the effect on net income for the three months ended March 31, 2007 was not significant and the Bank servicing assets at March 31, 2007 and December 31, 2006 were not considered significant.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted the recognition and disclosure provisions of FIN 48. See “Note 12 – Income Taxes” in the accompanying financial statements for additional information regarding the impact of our adoption of FIN 48.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact since it was effective 1/1/07.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No, 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. Statement No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement should not have a material effect on our Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The adoption of this statement should not have a material effect on our Company’s financial condition and results of operations.

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial loans	$562,406	$565,759
Real estate loans	1,145,196	1,102,072
Consumer and other loans	43,945	49,201

	1,751,547	1,717,032
Unamortized deferred loan fees, net of cost	(2,305)	(2,167)
Allowance for loan losses	(18,752)	(19,112)

Loans receivable, net	$1,730,490	$1,695,753

Activity in the allowance for loan losses is as follows for the periods indicated:

	Three months ended March 31,
	2007	2006
Balance, beginning of period	$19,112	$17,618
Provision for loan losses	980	1,080
Loan charge-offs	(1,531)	(651)
Loan recoveries	191	351

Balance, end of period	$18,752	$18,398

At March 31, 2007, December 31, 2006 and March 31, 2006, the Company had classified $9.0 million, $3.1 million and $4.9 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1.2 million, $1.7 million and $1.4 million, respectively. At March 31, 2007, non-accrual loans totaled $8.7 million compared to $3.3 million at December 31, 2006 and $4.6 million at March 31, 2006. At March 31, 2007, December 31, 2006 and March 31, 2006, there were no loans past due more than 90 days and still accruing interest.

8. FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco against which the Company may take advances. The borrowing capacity is limited to lower of 25% of the Bank’s total assets or collateral capacity, which was $518.4 million at March 31, 2007. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At March 31, 2007 and December 31, 2006, real estate secured loans with a carrying amount of $992.1 million and $967.4 million, respectively, were also pledged as collateral for borrowings from the FHLB. At March 31, 2007, no securities were pledged as collateral. At December 31, 2006, securities with carrying values of approximately $10.4 million were pledged as collateral for borrowings from the FHLB.

At March 31, 2007 and December 31, 2006, FHLB borrowings were $100 million and $76 million with average remaining maturities of 4.8 years and 4.7 years, respectively. The weighted average interest rate was 4.21% at March 31, 2007 and December 21, 2006. During the first three months of 2007, we obtained $24 million in FHLB advances to fund our fixed rate loans at a weighted average cost of 4.24% with average remaining maturities of 6.0 years. Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Federal Reserve Bank. All borrowings as of March 31, 2007 had fixed rates ranging from 3.65% to 4.57%. At March 31, 2007, the Company had a remaining borrowing capacity of $415.5 million.

At March 31, 2007, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousand)
Due within one year	$17,000	$76,000
Due after one year through five years	35,000	24,000
Due after five years through ten years	48,000	—

	$100,000	$100,000

9. Subordinated Debentures

At March 31, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at March 31, 2007:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 3/31/07	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	8.50%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	8.21%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	8.30%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	7.00%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

In March 2007, the Company completed an offering of $8.0 million of Trust Preferred Securities through its new, wholly-owned subsidiary named Nara Statutory Trust VI (“Trust VI”). The Company used the $8.0 million in proceeds from the sale of Trust Preferred Securities by Trust VI to redeem its existing $8.0 million of floating rate trust preferred securities issued by Nara Statutory Trust II (“Trust II”) in March 2002. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus payment of any accrued and unpaid distributions at the redemption date. Floating rate trust preferred securities of Trust VI and Trust II were subject to interest payments at a floating rate equal to the three-month LIBOR rate plus 1.65% and 3.60%, respectively. Therefore the refinancing reduces the Company’s ongoing interest expense.

The weighted average cost of the Trust Preferred Securities issued by Trust VI was 7.00% for the three months ended March 31, 2007. The dividend payments on trust preferred securities no longer require pre-approval from the Federal Reserve Bank.

10. Derivative Financial Instruments and Hedging Activities

The Company receives a fixed rate and pays a floating rate under the interest rate swap agreements that the Company has entered into. Except as noted below, the interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the notional amount of $100 million of variable rate loans indexed to Nara Prime. At March 31, 2007, the amounts in accumulated other comprehensive loss associated with these cash flow hedges totaled a loss of $1.2 million (net of tax benefit of $773 thousand) and $1.2 million is expected to be reclassified as a reduction into interest income within the next 12 months based on rates in effect at March 31, 2007. As of March 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 5.5 years.

Interest rate swap information at March 31, 2007 is summarized as follows:

Current Notional Amount	Floating Rate		Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
5,000	H.15 Prime	[1]	7.59%	4/30/2007	$(4)	$(4)
15,000	H.15 Prime	[1]	7.59%	4/30/2007	(11)	—
20,000	H.15 Prime	[1]	6.09%	10/09/2007	(233)	(224)
20,000	H.15 Prime	[1]	6.58%	10/09/2009	(612)	(567)
20,000	H.15 Prime	[1]	7.03%	10/09/2012	(875)	(782)
10,000	H.15 Prime	[1]	6.32%	12/17/2007	(136)	(128)
10,000	H.15 Prime	[1]	6.83%	12/17/2009	(261)	(229)

$100,000					$(2,132)	$(1,934)

1.	Prime rate is based on Federal Reserve statistical release H.15

Since the second quarter of 2006, pay-offs of underlying loans (i.e. Nara Prime indexed loans) that were being hedged caused the balance of such loans to fall below the notional amount of the swaps, resulting in that portion of the swaps to no longer qualify as a “Cash Flow Hedge.” Accordingly, changes in the value of this portion of the swaps will directly flow through the income statement. We recognized losses due to such changes in 2006; however, the balance of those underlying loans continued to decrease during the first quarter of 2007 and an additional loss was recognized through the income statement. The Bank continues to focus on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $107 thousand and $0 for the three ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 and 2006, interest expense recorded on swap transactions totaled $369 thousand and $164 thousand, respectively. At March 31, 2007, we pledged as collateral to the interest rate swap counterparties, agency securities with a book value of $1.0 million and real estate loans of approximately $5.2 million

In August 2006, we purchased an interest rate cap with a notional amount of $100 million, which is tied to monthly resetting 3-month LIBOR and which matures on November 16, 2007. The interest rate cap, which was purchased to protect against a rise in the cost of 3-month LIBOR, was designed as a cash flow hedge of one of our money market products. The premium cost was $185 thousand, which is being amortized over the life of the cap. Amortized expense was $36 thousand for the first three months of 2007. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid.

As long as the interest rate caps are considered “effective” in hedging the cash flows of designated liabilities, the difference in the value between the amortized cost and the fair market of the interest rate caps is recorded in other comprehensive income (OCI), net of tax. However, if a portion of the interest rate caps becomes “ineffective” in hedging the cash flows of the designated liabilities, the difference in the value between the amortized cost and the fair market of a respective portion of such interest rate caps is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

The amortized cost and the fair market value of interest rate caps were $96 thousand and $19 thousand, respectively, at March 31, 2007. The total balance of underlying money market deposits continued to decrease to $40.8 million at March 31, 2007. As a result, $18 thousand (net of tax benefit of $12 thousand) was recorded as an OCI loss and $6 thousand was recorded as a loss in the income statement for the first quarter of 2007 due to an increase in discontinued hedge positions.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2007 and 2006.

Three Months Ended March 31,

(Dollars in thousands)

	Business Segment
2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$18,001	$1,346	$3,388	$22,735
Less provision for loan losses	640	90	250	980
Non-interest income	2,159	697	1,748	4,604

Net revenue	19,520	1,953	4,886	26,359
Non-interest expense	12,091	698	1,157	13,946

Income before income taxes	$7,429	$1,255	$3,729	$12,413

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,665,610	$160,590	$297,029	$2,123,229

2006	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$17,360	$1,810	$3,399	$22,569
Less provision for loan losses	735	—	345	1,080
Non-interest income	2,190	656	2,196	5,042

Net revenue	18,815	2,466	5,250	26,531
Non-interest expense	10,912	782	1,488	13,182

Income before income taxes	$7,903	$1,684	$3,762	$13,349

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,453,117	$153,418	$304,775	$1,911,310

12. Income Taxes

We adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on our Company’s financial statements.

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California as well as various other state income taxes. The Company is no longer subject to examination by federal taxing authorities for years before 2003 and by state taxing authorities for years before 2002. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the beginning retained earnings. The total amount of unrecognized tax benefits was $362 thousand and $380 thousand at January 1, 2007 and March 31, 2007 and is for uncertainties related to income taxes for bad debt charge-offs and California enterprise zone loan interest deductions taken in prior years. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $362 thousand and $380 thousand at January 1, 2007 and March 31, 2007. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $40 thousand and $45 thousand for the payment of interest and penalties accrued at January 1, 2007 and March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three months ended March 31, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$40,792	$35,280
Interest expense	18,057	12,711

Net interest income	22,735	22,569
Provision for loan losses	980	1,080

Net interest income after provision for loan losses	21,755	21,489
Non-interest income	4,604	5,042
Non-interest expense	13,946	13,182

Income before income tax provision	12,413	13,349
Income tax provision	5,105	5,470

Net income	$7,308	$7,879

Per Share Data:
Earnings per share - basic	$0.28	$0.31
Earnings per share - diluted	$0.28	$0.30
Book value (period end)	$7.45	$6.04
Common shares outstanding	26,131,672	25,557,948
Weighted average shares - basic	26,123,405	25,473,400
Weighted average shares - diluted	26,537,416	26,140,846
Statement of Financial Condition Data - at Period End:
Assets	$2,123,229	$1,911,310
Securities available for sale and held to maturity	176,071	186,653
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,749,242	1,524,377
Deposits	1,750,976	1,650,623
Federal Home Loan Bank Borrowings	100,000	31,000
Subordinated debentures	39,268	39,268
Stockholders’ equity	194,749	154,457

	for the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,066,373	$1,836,238
Securities available for sale and held to maturity	173,936	174,893
Gross loans, including loans held for sale	1,755,760	1,500,177
Deposits	1,716,129	1,578,784
Stockholders’ equity	191,604	152,105
Selected Performance Ratios:
Return on average assets (1)	1.41%	1.72%
Return on average stockholders’ equity (1)	15.26%	20.72%
Non-interest expense to average assets (1)	2.70%	2.87%
Efficiency ratio (2)	51.01%	47.74%
Net interest margin (3)	4.62%	5.17%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.16%	10.45%
Tier 1 risk-based capital ratio	12.29%	11.67%
Total risk-based capital ratio	13.30%	12.79%
Asset Quality Ratios:
Allowance for loan losses to gross loans	1.07%	1.21%
Allowance for loan losses to non-performing loans	215.00%	401.00%
Total non-performing assets to total assets (6)	0.42%	0.28%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Results of Operations

Overview

During the three months ended March 31, 2007, we continued to maintain growth in our total assets supported by growth in deposits and other borrowings. Our total assets grew by 3.7%, or $76 million, at March 31, 2007 from $2.0 billion at December 31, 2006. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits and other borrowings. The loan growth during the three months ended March 31, 2007 continued to be dominated by real estate loans and deposit growth was primarily in money market and jumbo time deposits.

Our net income was $7.3 million for the three months ended March 31, 2007 and represents a 7.2% decrease from $7.9 million for the three months ended March 31, 2006. The primary contributors to the decrease in net income for the three months ended March 31, 2007 was an 8.7% decrease in non-interest income as a result of decreased net gains on sale of SBA loans, and a 5.8% increase in non-interest expense, compared to the same period of 2006.

Net income

Our net income for the three months ended March 31, 2007 was $7.3 million, or $0.28 per diluted share, compared to $7.9 million, or $0.30 per diluted share, for the same period of 2006, representing a decrease of $571 thousand or 7.2%. The decrease resulted primarily from an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income.

The annualized return on average assets was 1.41% for the first quarter of 2007, compared to 1.72% for the same period of 2006. The annualized return on average equity was 15.26% for the first quarter of 2007, compared to 20.72% for the same period of 2006. The efficiency ratio was 51.01% for the three months ended March 31, 2007 compared with 47.74% for the same period of 2006.

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

Net interest income before provision for loan losses was $22.7 million for the first quarter ended March 31, 2007, an increase of $166 thousand, or 0.7% compared to net interest income of $22.6 million for the same quarter of 2006. This increase was primarily due to an increase in average interest earning assets, which increased $222.2 million or 12.8% to $2.0 billion for the first quarter of 2007 from $1.7 billion for the same quarter of 2006.

Interest income for the first quarter of 2007 was $40.8 million, which represented an increase of $5.5 million or 15.6% over interest income of $35.3 million for the same quarter of 2006. The increase was the result of a $5.2 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $362 thousand increase in interest income due to an increase in the average yield earned on those average interest-earning assets (rate change).

Interest expense for the first quarter of 2007 was $18.1 million, an increase of $5.3 million or 42.1% compared to interest expense of $12.7 million for the same quarter of 2006. The increase was primarily the result of a $2.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $3.3 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

The weighted average yield on average interest-earning assets increased to 8.29% for the first quarter of 2007 compared with 8.09% for the same quarter of 2006, a 20 basis point increase. The increase was primarily due to an increase in the prime interest rate up to June, 2006, to which most of our loan portfolio is tied. The weighted average prime rate for the first quarter of 2007 was 8.25% compared to 7.44% during the same quarter of 2006. The weighted average cost of interest-bearing liabilities also increased at a faster pace to 4.91% for the first quarter of 2007 from 3.95% for the same quarter of 2006, a 96 basis point increase, primarily due to the increase in market interest rates and competition for deposits.

The resulting net interest margin was 4.62% for the first quarter of 2007 compared with 5.17% for the same quarter of 2006. Despite a 81 basis point increase in the prime rate between the two periods, the net interest margin decreased by 55 basis points primarily due to an increase in fixed rate loans at lower rates than existing variable rate loans and the increase in the cost of interest-bearing liabilities led by the heavier reliance on the higher-cost deposits such as time deposits. The weighted average cost of total deposits, including non-interest bearing deposits, for the first quarter of 2007 was 3.80% compared to 2.94% for the same quarter of 2006, an 86 basis point increase. Average gross loans to average earning assets increased to 89.3% during the first quarter of 2007 compared to 86.0% during the same period of 2006.

Included in interest income were fees received on early loan pay-offs. Such fees amounted to $142 thousand and $204 thousand for the three months ended March 31, 2007 and 2006, respectively. These amounts cause some fluctuations in our margins from period to period.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,755,760	$38,244	8.71%	$1,500,177	$32,604	8.69%
Other investments	9,812	136	5.54%	8,355	105	5.03%
Securities(3)	173,936	2,053	4.72%	174,893	1,884	4.31%
Federal funds sold	27,634	359	5.20%	61,499	687	4.47%

Total interest earning assets	$1,967,142	$40,792	8.29%	$1,744,924	$35,280	8.09%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$200,686	$1,929	3.84%	$202,471	$1,370	2.71%
Savings	138,915	1,204	3.47%	133,889	910	2.72%
Time certificates of deposit	1,008,485	13,166	5.22%	881,964	9,309	4.22%
FHLB borrowings	85,913	904	4.21%	31,122	337	4.33%
Subordinated debentures	37,578	854	9.09%	37,175	785	8.45%

Total interest bearing liabilities	$1,471,577	$18,057	4.91%	$1,286,621	$12,711	3.95%

NON-INTEREST BEARING DEPOSITS:	$368,043			$360,460

Net interest income		$22,735			$22,569

Net interest margin			4.62%			5.17%
Net interest margin, excluding loan prepayment fee income(4)			4.59%			5.13%
Net interest spread (including effect of non-interest bearing deposits)			4.37%			5.00%
Average interest-earning assets to average interest-bearing liabilities			133.68%			135.62%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Loan prepayment fee income excluded was $142 thousand and $204 thousand for the three months ended March 31, 2007 and 2006, respectively.

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

	Three months ended March 31, 2007 over March 31, 2006
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$5,640	$73	$5,567
Interest on other investments	31	12	19
Interest on securities	169	179	(10)
Interest on federal funds sold	(328)	98	(426)

Total interest income	$5,512	$362	$5,150

INTEREST EXPENSE :
Interest on demand deposits	$559	$571	$(12)
Interest on savings	294	259	35
Interest on time certificates of deposit	3,857	2,402	1,455
Interest on FHLB borrowings	567	(10)	577
Interest on subordinated debentures	69	60	9

Total interest expense	$5,346	$3,282	$2,064

Net Interest Income	$166	$(2,920)	$3,086

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

We recorded $980 thousand in provision for loan losses during the first quarter of 2007 compared to $1.1 million in the same quarter of 2006. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio, the level of our net charge-offs, the quality of the loans, and the level of non-performing, classified and special mention loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at March 31, 2007. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, and net gains on sales of SBA loans and securities available for sale.

Non-interest income for the first quarter of 2007 was $4.6 million compared to $5.0 million for the same quarter of 2006 primarily due to a decrease in net gains on sales of SBA loans, offset in part by an increase in service charges on deposit accounts. The net gains on sales of SBA loans decreased $497 thousand, or 29%, to $1.2 million for the first quarter of 2007, compared to $1.7 million for the same quarter of 2006. During the first quarter of 2007, we originated $28.1 million SBA loans compared to $35.4 million during the same quarter of 2006, of which a substantial portion of the loans were either sold or held for sale. During the first quarter of 2007, we sold $25.0 million compared to $24.5 million during the same quarter of 2006. The decrease in the net gain on sales of SBA loans despite the increase in amount of sales was primarily due to a 101 basis points decrease in average premium yield and an increase in the cost related to loan origination. The average premium decreased to 7.56% for the first quarter of 2007 compared to 8.57% for the same quarter of 2006. The net realized gain on SBA loan sales for the first quarter of 2007 was 4.9% of the gross loans sold compared to 7.0% during the first quarter of 2006.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2007	March 31, 2006	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,620	$1,537	$83	5%
International service fees	670	614	56	9%
Loan servicing fees, net	504	466	38	8%
Wire transfer fees	338	348	(10)	-3%
Other	252	360	(108)	-30%
Net gains on sales of SBA loans	1,220	1,717	(497)	-29%

Total non-interest income	$4,604	$5,042	$(438)	-9%

Non-interest Expense

Non-interest expense for the first quarter of 2007 was $13.9 million compared to $13.2 million for the same quarter of 2006, an increase of $764 thousand or 5.8%. Salaries and employee benefits decreased 1% to $6.7 million during the first quarter of 2007, compared to $6.8 million for the same quarter last year. However, included in expense during the first quarter of 2007 was the reversal of a $600 thousand contingent liability accrual established during 2002 related to a past compensation matter for which we have now determined that no liability exists. Excluding this item, salary and benefits expense would have increased 7% over the same quarter last year due to an increase in the full-time equivalent employee count from 378 to 407, and a $129 thousand increase in stock compensation expense.

Occupancy expense for the first quarter of 2007 increased to $2.1 million compared to $1.8 million for the same period of 2006, an increase of $259 thousand or 14.3%. The increase is primarily due to lease renewals at higher lease rates for four branches and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 20% to $625 thousand for the first quarter of 2007 compared to $520 thousand for the same quarter last year. This increase was due to our new Garden Grove branch set-up, the new corporate headquarters and IT related equipment purchased to support and enhance our technology to better service our customers and for better efficiency.

Advertising and marketing expense increased 20%, primarily due to the costs related to the new CEO inauguration events held in three regions during the quarter. Data processing and communications expense increased $1 thousand or 0.1% as the number of accounts and transactions increased. Professional fees increased $168 thousand or 24.8% to $846 thousand for the first quarter of 2007, compared to $678 thousand for the same quarter of 2006. This increase is primarily due to legal expenses related to a litigation matter which cost approximately $400 thousand during the quarter. Other expenses increased $217 thousand, or 11.7%, to $2.1 million for the first quarter of 2007, primarily due to increases in FDIC insurance premiums due to a change in the insurance assessment formula and rate. FDIC insurance premiums increased $136 thousand or 82.9% to $300 thousand for the first quarter of 2007 compared to $164 thousand for the same quarter of 2006. This increase was a result of an increased insurance assessment change effective in 2007 from three cents to ten cents per $100 in domestic deposits.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2007	March 31, 2006	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,714	$6,811	$(97)	-1%
Occupancy	2,075	1,816	259	14%
Furniture and equipment	625	520	105	20%
Advertising and marketing	662	551	111	20%
Data processing	954	953	1	0%
Professional fees	846	678	168	25%
Other	2,070	1,853	217	12%

Total non-interest expense	$13,946	$13,182	$764	6%

Provision for Income Taxes

Income taxes were $5.1 million and $5.5 million for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate for the quarters ended March 31, 2007 and 2006 was 41.1% and 41.0%, respectively.

Financial Condition

At March 31, 2007, our total assets were $2.1 billion, an increase of $76.2 million or 3.7 % from $2.0 billion at December 31, 2006. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits and other borrowings.

Loan Portfolio

As of March 31, 2007, our gross loans (net of deferred loan fees and costs) increased by $34.4 million or 2.0% to $1.75 billion from $1.71 billion at December 31, 2006. Commercial loans, which include domestic commercial, international trade finance and SBA loans, at March 31, 2007 decreased by $3.4 million or 0.6%, to $562.4 million from $565.8 million at December 31, 2006. Real estate loans increased by $43.1 million, or 4.0%, to $1.15 billion at March 31, 2007 from $1.10 billion at December 31, 2006.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$562,406	32%	$565,759	33%
Real estate loans	1,145,196	65%	1,102,072	64%
Consumer and other loans	43,945	3%	49,201	3%

Gross loans outstanding	1,751,547	100%	1,717,032	100%
Unamortized deferred loan fees, net of costs	(2,305)		(2,167)
Allowance for loan losses	(18,752)		(19,112)

Loans receivable, net	$1,730,490		$1,695,753

We normally do not extend lines of credit and make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to the renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Loan commitments	$238,936	$214,685
Standby letters of credit	13,744	12,786
Other commercial letters of credit	29,268	27,146

	$281,948	$254,617

At March 31, 2007, our nonperforming assets (non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $8.9 million, an increase of $5.3 million or 150.0% from $3.6 million at December 31, 2006. The increase was primarily due to an increase in non-accrual loans. Nonperforming assets to total assets was 0.42% and 0.17% at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, nonperforming loans were $8.7 million, an increase of $5.5 million, from $3.3 million at December 31, 2006. The increase in non-accrual loans was primarily due to three borrowing relationships aggregating $6.4 million, collateralized by a hotel property, a gas station and a commercial retail rental property. All of those loans have been placed on non-accrual, resulting in a reversal of accrued interest income this quarter amounting to $350 thousand. We believe that all of those loans are fully secured by the underlying collateral, and no loss is anticipated. At March 31, 2007, nonperforming loans to total gross loans was 0.50% compared to 0.19% at December 31, 2006.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non accrual loans	$8,722	$3,271
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	8,722	3,271
Other real estate owned	—	—
Restructured loans	192	298

Total Nonperforming Assets	$8,914	$3,569

Nonperforming loans to total gross loans	0.50%	0.19%
Nonperforming assets to total assets	0.42%	0.17%

Allowance for Loan Losses

The allowance for loan losses was $18.8 million at March 31, 2007, compared to $19.1 million at December 31, 2006 and $18.4 million at March 31, 2006. We recorded a provision for loan losses of $980 thousand during the three months ended March 31, 2007 compared to $1.1 million for the same period of 2006. The allowance for loan losses was 1.07% of gross loans at March 31, 2007 and 1.11% at December 31, 2006 and 1.21% at March 31, 2006. The reduction in the allowance for loan losses ratio reflects only a nominal specific reserve being required for the three new non-performing borrower relationships due to the Bank’s collateral, coupled with the moderate loan growth and a decrease in special mention and classified loans net of impaired loans, quarter to quarter. Total special mention and classified loans at March 31, 2007 were $14.1 million, compared to $9.7 million at December 31, 2006 and $19.8 million at March 31, 2006.

We believe the allowance for loan losses as of March 31, 2007 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at March 31, 2007 and December 31, 2006:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	March 31, 2007		December 31, 2006
Loan Type	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$13,034	65%	$12,740	64%
Commercial	5,104	32%	5,579	33%
Consumer	609	3%	759	3%
Unallocated	5	N/A	34	N/A

Total allowance	$18,752	100%	$19,112	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,755,760	$1,500,177

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$1,749,242	$1,524,377

ALLOWANCE:
Balance-beginning of period	$19,112	$17,618
Less: Loan charge-offs:
Commercial	1,244	371
Real estate	—	—
Consumer	287	280

Total loan charge-offs	1,531	651

Plus: Loan Recoveries
Commercial	153	172
Real estate	—	—
Consumer	38	179

Total loan recoveries	191	351

Net loan charge-offs	1,340	300
Provision for loan losses	980	1,080

Balance-end of period	$18,752	$18,398

Net loan charge-offs to average gross loans *	0.31%	0.08%
Allowance for loan losses to total loans at end of period	1.07%	1.21%
Net loan charge-offs to beginning allowance *	28.05%	6.81%
Net loan charge-offs to provision for loan losses	136.73%	27.78%

*	Annualized

Total loans are net of deferred loan fees and costs of $2,305,000 and $2,820,000 at March 31, 2007 and 2006, respectively.

Net loan charge-offs during the first quarter of 2007 were $1.3 million, or 0.31% of average gross loans on an annualized basis, compared to $1.2 million during the fourth quarter of 2006, or 0.27% of average loans on an annualized basis, and also compared to $300 thousand, or 0.08% of average loans on an annualized basis for the first quarter of 2006. First quarter 2007 charge-offs primarily consisted of loans to retail businesses averaging approximately $100,000. The net loan charge-offs of $1.3 million during the first quarter of 2007 were substantially reserved at December 31, 2006.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any trading securities at March 31, 2007 or December 31, 2006. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, asset-backed securities, collateralized mortgage obligations, mortgage backed securities and mutual funds.

As of March 31, 2007, we had $0 in held-to-maturity securities and $176.1 million in available-for-sale securities compared to $1.0 million and $162.9 million, respectively at December 31, 2006. The total net unrealized loss on the available-for sale securities at March 31, 2007 was $2.4 million compared to net unrealized loss of $3.0 million at December 31, 2006. During the first three months of 2007, a total of $19.4 million in securities available-for-sale were purchased. There were no sales of securities during the quarter.

Securities with a carrying value of $4.4 million were pledged to secure public deposits and for other purposes as required or permitted by law as of March 31, 2007. Securities with a carrying value of $140.4 million were pledged to the State of California Treasurer’s Office, as of March 31, 2007.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$79,401	$—	$(1,109)	$78,292
Collateralized mortgage obligations	48,220	127	(680)	47,667
Mortgage-backed securities	43,479	65	(703)	42,841
Asset- backed securities	1,901	—	—	1,901

Total debt securities	173,001	192	(2,492)	170,701
Mutual funds	5,462	—	(92)	5,370

	$178,463	$192	$(2,584)	$176,071

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$82,389	$—	$(1,347)	$81,042
Collateralized mortgage obligations	39,564	68	(884)	38,748
Mortgage-backed securities	37,956	13	(728)	37,241
Asset- backed securities	1,928	—	—	1,928

Total debt securities	161,837	81	(2,959)	158,959
Mutual funds	4,000	—	(108)	3,892

	$165,837	$81	$(3,067)	$162,851

Held to Maturity
Corporate debt securities	$1,000	$2	$—	$1,002

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions at March 31, 2007.

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(In thousands)
U.S. Government agency	$—	$—	$78,292	$(1,109)	$78,292	$(1,109)
Collaterized mortgage obligations	9,928	(31)	21,489	(649)	31,417	(680)
Mortgage-backed securities	—	—	27,773	(703)	27,773	(703)
Mutual funds	—	—	5,370	(92)	5,370	(92)

	$9,928	$(31)	$132,924	$(2,553)	$142,852	$(2,584)

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

During the three month ended March 31, 2007, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at March 31, 2007, we have the intent and ability to hold them until maturity or full recovery of their amortized cost.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2007, our deposits increased by $38.7 million or 2.3% to $1.75 billion from $1.71 billion at December 31, 2006. Non-jumbo time deposits totaled $200.8 million, a decrease of $9.3 million or 4.4% from $210.2 million at December 31, 2006. Interest-bearing demand deposits, including money market and super now accounts, totaled $215.7 million, an increase of $31.5 million or 17.1% from $184.2 million at December 31, 2006. The increase in money market accounts was primarily due to a new product developed in fourth quarter of 2006 with the rate of 5.0%, which was very competitive in the market in an effort to attract core deposits.

At March 31, 2007, 21.9% of total deposits were non-interest bearing demand deposits, 57.7% were time deposits, and 20.4% were interest bearing demand and saving deposits. By comparison, at December 31, 2006, 23.8% of the total deposits were non-interest bearing demand deposits, 57.2% were time deposits, and 19.0% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At March 31, 2007, we had a total of $54.2 million in brokered deposits and $120.0 million in State Treasurer deposits compared to $54.3 million and $120.0 million at December 31, 2006, respectively. During the three months ended March 31, 2007, we paid off $33 million in brokered deposits. The weighted average life of the brokered deposits is 1.6 years with a weighted average rate of 4.59%. The State Treasurer deposits were six months maturities with a weighted average interest rate of 5.17% and were collateralized with securities with a carrying value of $140.4 million at March 31, 2007. The State deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2007 and December 31, 2006, respectively, we had $100.0 million of fixed rate FHLB advances with average remaining maturities of 4.8 years and $76.0 million with remaining maturities of 4.7 years. The weighted average rate was 4.21% at March 31, 2007 and December 31, 2006. During the first three months of 2007, we obtained $24 million in FHLB advances to fund our fixed rate loans at a weighted average cost of 4.24% with average remaining maturities of 6.0 years. Although the Bank has no restrictions on borrowings as a result of the recent regulatory actions, the Company may not increase its borrowings, incur any debt or renew existing debt without the consent of the Federal Reserve Bank.

At March 31, 2007 and December 31, 2006, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“Trust Preferred Securities”). Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

In March 2007, the Company completed an offering of $8.0 million of Trust Preferred Securities through its new, wholly-owned subsidiary named Nara Statutory Trust VI (“Trust VI”). The Company used the $8.0 million in proceeds from the sale of Trust Preferred Securities by Trust VI to redeem its existing $8.0 million of floating rate trust preferred securities issued by Nara Statutory Trust II (“Trust II”) in March 2002. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus payment of any accrued and unpaid distributions at the redemption date. Floating rate trust preferred securities of Trust VI and Trust II were subject to interest payments at a floating rate equal to the three-month LIBOR rate plus 1.65% and 3.60%, respectively. Therefore the refinancing reduces the Company’s ongoing interest expense.

The weighted average cost of the Trust Preferred Securities issued by Trust VI was 7.00% for the three months ended March 31, 2007. The dividend payments on trust preferred securities no longer require pre-approval from the Federal Reserve Bank.

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

We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also purchased interest rate caps at premium to protect against further rise in interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates. Our accounting for interest rate swap, caps and floor contracts is discussed below under Item 3.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $194.7 million at March 31, 2007. This represented an increase of $8.1 million or 4.4% over total stockholders’ equity of $186.6 million at December 31, 2006. The increase is primarily attributed to net income and proceeds from options exercised, offset by cash dividends paid for the three months ended March 31, 2007.

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

At March 31, 2007, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $230.2 million, compared to $222.6 million at December 31, 2006, representing an increase of $7.6 million or 3.4%. This increase was primarily due to the net income and proceeds from options exercised, offset by the cash dividends paid. At March 31, 2007, we had a ratio of total capital to total risk-weighted assets of 13.3% and a ratio of Tier I capital to total risk-weighted assets of 12.3%. The Tier I leverage ratio was 11.2% at March 31, 2007.

As of March 31, 2007 and December 31, 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2007:
Total capital (to risk-weighted assets):
Company	$249,082	13.3%	$149,682	8.0%	N/A	N/A
Bank	$237,601	12.7%	$149,514	8.0%	$186,892	10.0%
Tier I capital (to risk-weighted assets):
Company	$230,176	12.3%	$74,841	4.0%	N/A	N/A
Bank	$218,695	11.7%	$74,757	4.0%	$112,135	6.0%
Tier I capital (to average assets):
Company	$230,176	11.2%	$82,452	4.0%	N/A	N/A
Bank	$218,695	10.6%	$82,360	4.0%	$102,950	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total capital (to risk-weighted assets):
Company	$241,845	13.2%	$146,316	8.0%	N/A	N/A
Bank	$229,099	12.5%	$146,128	8.0%	$182,660	10.0%
Tier I capital (to risk-weighted assets):
Company	$222,589	12.2%	$73,158	4.0%	N/A	N/A
Bank	$209,844	11.5%	$73,064	4.0%	$109,596	6.0%
Tier I capital (to average assets):
Company	$222,589	11.2%	$79,598	4.0%	N/A	N/A
Bank	$209,844	10.6%	$79,528	4.0%	$99,410	5.0%

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

We have established broker deposit relationships, lines with correspondent banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At March 31, 2007, our borrowing capacity included $263.9 million in brokered deposits (policy limitation), $62.9 million in line facilities from correspondent banks and $415.5 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $143.9 million at March 31, 2007 compared to $92.4 million at December 31, 2006. We believe our liquidity sources to be stable and adequate.

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

Swaps and Caps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps and caps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements, six of which remain and are summarized in Note 10 to the consolidated financial statements included under Item 1. In August of 2006, we purchased an interest rate cap with a notional amount of $100 million, tied to monthly resetting 3-month LIBOR, which matures on November 16, 2007. The premium cost was $185 thousand. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid. The premium is being amortized over the life of the interest rate cap. The interest rate cap was purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products is tied.

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

Since the second quarter of 2006, pay-offs of underlying loans (i.e. Nara Prime indexed loans) that were being hedged caused the balance of such loans to fall below the notional amount of the swaps, resulting in that portion of the swaps to no longer qualify as a “Cash Flow Hedge.” Accordingly, changes in the value of this portion of the swaps will directly flow through the income statement. We recognized losses due to such changes in 2006; however, the balance of those underlying loans continued to decrease during the first quarter of 2007 and an additional loss was recognized through the income statement. The Bank continues to focus on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $107 thousand and $0 for the three ended March 31, 2007 and 2006, respectively.

In regards to the interest rate caps, as long as the interest rate caps are considered “effective” in hedging the cash flows of designated liabilities, the difference in the value between the amortized cost and the fair market of the interest rate caps is recorded in other comprehensive income (OCI), net of tax. However, if a portion of the interest rate caps becomes “ineffective” in hedging the cash flows of the designated liabilities, the difference in the value between the amortized cost and the fair market of a respective portion of such interest rate caps is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

The amortized cost and the fair market value of interest rate caps were $96 thousand and $19 thousand, respectively, at March 31, 2007. The total balance of underlying money market deposits continued to decrease to $40.8 million at March 31, 2007. As a result, $18 thousand (net of tax benefit of $12 thousand) was recorded as an OCI loss and $6 thousand was recorded as a loss in the income statement for the first quarter of 2007 due to an increase in discontinued hedge positions.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2007, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

At March 31, 2007, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	2.59%	(8.41)%
+ 100 basis points	1.35%	(3.97)%
- 100 basis points	(1.15)%	2.44%
- 200 basis points	(2.66)%	1.29%

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c.	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, the Company completed a new offering of $8.0 million of trust preferred securities through its new, wholly-owned subsidiary named Nara Statutory Trust VI. The sale of such securities was not registered under the Securities Act of 1933, as amended (the “Act”), or any state securities laws pursuant to an exemption from registration under Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: May 9, 2007	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 9, 2007	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer (Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002