Form 10-Q
period 2007-06-30
NARA BANCORP INC
filed 2007-07-27
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

Yes  ☐    No  ☒

As of July 15, 2007, there were 26,181,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this Quarterly Report on Form 10Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30	December 31,
	2007	2006
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$34,434	$36,300
Federal funds sold	10,000	44,500

Total cash and cash equivalents	44,434	80,800

Securities available for sale, at fair value	194,925	162,851
Securities held to maturity, at amortized cost (fair value: December 31, 2006—$1,002)	—	1,000
Loans held for sale, at the lower of cost or market	17,154	15,162
Loans receivable, net of allowance for loan losses (June 30, 2007—$19,101 ; December 31, 2006—$19,112)	1,859,869	1,695,753
Federal Reserve Bank stock, at cost	2,253	2,253
Federal Home Loan Bank of San Francisco (FHLB) stock, at cost	8,519	7,505
Premises and equipment, net	11,585	11,941
Accrued interest receivable	9,074	8,974
Deferred tax assets, net	15,287	16,210
Customers’ liabilities on acceptances	11,276	7,565
Cash surrender value of life insurance	15,660	15,113
Goodwill	2,347	2,347
Other intangible assets, net	2,570	2,899
Other assets	21,020	16,612

Total assets	$2,215,973	$2,046,985

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30	December 31,
	2007	2006
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest-bearing	$396,074	$407,519
Interest-bearing:
Money market and other	259,241	184,199
Savings deposits	144,381	141,611
Time deposits of $100,000 or more	829,940	768,727
Other time deposits	168,824	210,179

Total deposits	1,798,460	1,712,235

Borrowings from Federal Home Loan Bank	120,000	76,000
Accrued interest payable	10,586	8,258
Acceptances outstanding	11,276	7,565
Subordinated debentures	39,268	39,268
Other liabilities	34,056	17,032

Total liabilities	2,013,646	1,860,358

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,181,672 and 26,107,672 shares at June 30, 2007 and December 31, 2006, respectively	26	26
Capital surplus	79,108	77,939
Retained earnings	126,811	111,978
Accumulated other comprehensive loss, net	(3,618)	(3,316)

Total stockholders’ equity	202,327	186,627

Total liabilities and stockholders’ equity	$2,215,973	$2,046,985

See accompanying notes to consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2007 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$40,289	$34,977	$78,533	$67,581
Interest on securities	2,105	2,060	4,158	3,944
Interest on federal funds sold and other investments	682	1,461	1,177	2,253

Total interest income	43,076	38,498	83,868	73,778

INTEREST EXPENSE:
Interest on deposits	16,903	13,924	33,202	25,513
Interest on subordinated debentures	817	831	1,671	1,616
Interest on other borrowings	1,146	340	2,050	677

Total interest expense	18,866	15,095	36,923	27,806

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	24,210	23,403	46,945	45,972
PROVISION FOR LOAN LOSSES	1,350	142	2,330	1,222

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	22,860	23,261	44,615	44,750

NON-INTEREST INCOME:
Service fees on deposit accounts	1,685	1,520	3,305	3,057
International service fees	699	687	1,369	1,301
Loan servicing fees, net	461	475	965	941
Wire transfer fees	348	359	686	707
Other income and fees	427	299	679	659
Net gains on sales of SBA loans	1,737	1,096	2,957	2,813
Net gains on sales of other loans	754	—	754	—

Total non-interest income	6,111	4,436	10,715	9,478

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,723	7,083	13,437	13,894
Occupancy	2,109	1,918	4,184	3,734
Furniture and equipment	684	548	1,309	1,068
Advertising and marketing	484	725	1,146	1,276
Data processing and communications	870	1,018	1,824	1,971
Professional fees	1,049	782	1,895	1,460
Other	2,144	2,003	4,214	3,856

Total non-interest expense	14,063	14,077	28,009	27,259

INCOME BEFORE INCOME TAXES	14,908	13,620	27,321	26,969
INCOME TAXES	6,138	5,719	11,243	11,189

NET INCOME	$8,770	$7,901	$16,078	$15,780

TOTAL COMPREHENSIVE INCOME	$7,753	$6,418	$15,776	$13,375

EARNINGS PER SHARE
Basic	$0.34	$0.31	$0.61	$0.62
Diluted	0.33	0.30	0.61	0.60

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED June 30, 2007 AND 2006

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) , net	Comprehensive Income
	(Dollars in thousands)
BALANCE,
JANUARY 1, 2006	25,444,442	$25	$69,451	$81,016	$(3,738)
Stock options exercised	307,262	1	2,355
Tax benefit from stock options exercised			786
Stock-based compensation			647
Cash dividends declared ($0.055 per share)				(1,409)
Comprehensive income:
Net income				15,780		$15,780
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(1,561)	(1,561)
Change in unrealized gain (loss) on interest—only strip, net of tax					(13)	(13)
Change in unrealized gain (loss) on interest rate swaps, net of tax					(831)	(831)

Total comprehensive income						$13,375

BALANCE,
June 30, 2006	25,751,704	$26	$73,239	$95,387	$(6,143)

BALANCE,
JANUARY 1, 2007	26,107,672	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EITF No.06-5				194
Stock options exercised	74,000		396
Tax benefit from stock options exercised			—
Stock-based compensation			773
Cash dividends declared ($0.055 per share)				(1,439)
Comprehensive income:
Net income				16,078		$16,078
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(417)	(417)
Change in unrealized gain (loss) on interest—only strip, net of tax					(17)	(17)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					132	132

Total comprehensive income						$15,776

BALANCE,
June 30, 2007	26,181,672	$26	$79,108	$126,811	$(3,618)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,078	$15,780
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	1,555	2,190
Stock-based compensation expense	773	647
Provision for loan losses	2,330	1,222
Proceeds from sales of loans	61,447	44,460
Originations of loans held for sale	(79,194)	(37,601)
Net gains on sales of loans	(3,711)	(2,813)
Net change in cash surrender value of life insurance	(547)	(245)
Net losses on sales of premises and equipment	5	—
FHLB stock dividends	(201)	(156)
Change in accrued interest receivable	(100)	(166)
Change in other assets	(3,167)	(1,293)
Change in accrued interest payable	2,328	659
Change in other liabilities	(91)	(1,840)

Net cash from operating activities	(2,495)	20,844

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(166,446)	(139,845)
Proceeds from sale of commercial real estate loans	19,466	—
Purchase of premises and equipment	(865)	(1,921)
Purchase of investment securities available for sale	(27,028)	(20,216)
Proceeds from disposition of equipment	—	5
Proceeds from matured or called investment securities held to maturity	1,000	—
Proceeds from matured or called investment securities available for sale	11,631	7,620
Proceeds from matured term federal funds sold	—	7,000
Purchase of Federal Reserve Bank Stock	—	(450)
Purchase of Federal Home Loan Bank Stock	(813)	(690)

Net cash from investing activities	(163,055)	(148,497)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	86,225	193,090
Payment of cash dividend	(1,436)	(1,401)
Proceeds from FHLB borrowings	44,000	—
Redemption of subordinated debentures	(8,000)	—
Issuance of subordinated debentures	8,000	—
Tax benefit from stock options exercised	—	786
Proceeds from stock options exercised	395	2,356

Net cash from financing activities	129,184	194,831

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,366)	67,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,800	66,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,434	$133,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$34,595	$27,147
Income taxes paid	$11,259	$11,489

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$5	$81
Transfer from loans receivable to loans held for sale	$18,712	$—
Future settlements of investments recorded	$16,692	$—

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, as a bank holding company. Headquartered in Los Angeles, California, we offer a full range of commercial banking and certain consumer financial services through our wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). Nara Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005, with branches in California and New York as well as Loan Production Offices in California, Washington, Georgia, Illinois, New Jersey, Virginia and Texas.

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

We believe that we have made all adjustments necessary to fairly present our financial position at June 30, 2007 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2006 Annual Report on Form 10-K.

3. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (“SFAS 123 (R)”), “Share-Based Payment”). SFAS 123 (R) establishes accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company’s stockholders approved the 2007 Nara Bancorp, Inc. Equity Incentive Plan (“2007 Plan”) as of May 31, 2007. A key objective of the 2007 Plan is to provide more flexibility in the types of equity incentives that may be offered to employees, consultants, and non-employee directors.

The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “Awards”), to non-employee directors, officers, employees, and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).

The 2007 Plan reserves 1,070,000 shares for issuance plus the shares available for grant under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”) (not to exceed 230,000), for a maximum total of 1,300,000 shares available for issuance under the 2007 Plan. The 1,300,000 shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The board of directors believes the 2007 Plan is necessary to give the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of 2007 Plan participants with those of the Company’s stockholders. The exercise price for the shares underlying each Award is the fair market value (FMV) on the date the Award is granted. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the Award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period). There is no minimum exercise price prescribed for performance shares and restricted stock awarded under the 2007 Plan.

ISO, SARs and NQSOs have vesting periods not less than three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period not less than one year for performance-based awards and not less than three years from the date of grant for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period.

The stock option plans adopted in 1989 and 2000, under which options and restricted units were previously granted to employees, officers, and directors of the Company are no longer active and no additional equity may be granted under either plan. Options under the 1989 and 2000 Plan were granted with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Restricted units were awarded to a participant at the fair market value of the Company’s common stock on the date of award and all units will vest on the third anniversary of the grant. Compensation expense for the awards is recorded over the vesting period.

The Company authorized a total of 2,800,000 shares under the Year 2000 Long Term Incentive Plan as of June 30, 2007. The Company has issued 2,552,550 shares, net of forfeitures, under this plan as of June 30, 2007. 247,450 shares were available for future grants as of June 30, 2007. However, with the approval of the 2007 plan, no grants may be made from the 2000 plan, and only 230,000 shares are allowed to be used in the 2007 plan with the remainder being canceled.

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

	Six months ended June 30,
	2007	2006
Risk-free interest rate	—	4.9%
Expected option life (years)	—	6.5 years
Expected stock price volatility	—	40.2%
Dividend yield	—	0.6%

Weighted average fair value of options granted during the period	—	$8.03

During the first six months of 2007, no stock option grants that would have been measured at fair value using the valuation model were made.

A summary of stock option activity under the 2000 Plan for the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2007	1,390,250	$11.87
Granted	—	—
Exercised	(74,000)	5.35
Forfeited/canceled	(8,000)	8.64

Outstanding—June 30, 2007	1,308,250	$12.26	6.76	$5,691,000

Options exercisable—June 30, 2007	812,783	$10.68	6.04	$4,628,000

The aggregate intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $922,000 and $3,195,000, respectively. The tax benefit realized for options exercised for the six months ending June 30, 2007 and 2006 was $0 and $786,000, respectively.

A summary of restricted unit activity under the 2000 Plan for the six months ended June 30, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2007	106,090	$18.25
Granted	1,000	19.17
Exercised	—	—
Forfeited/canceled	(11,540)	17.19

Outstanding—June 30, 2007	95,550	$18.39	9.16	$1,522,000

There were no restricted units granted prior to 2006 under the 2000 Plan. No restricted units vested during the six months ended June 30, 2007.

The amount charged against income, before income tax benefit of $120,000 and $82,000, in relation to the stock-based payment arrangement was $356,000 and $359,000 for the three months ending June 30, 2007 and 2006, respectively. The amount charged against income, before income tax benefit of $270,000 and $200,000, in relation to the stock-based payment arrangement was $773,000 and $647,000 for the six months ending June 30, 2007 and 2006, respectively. At June 30, 2007, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $2,960,000, and is expected to be recognized over a weighted average period of 1.6 years. The estimated annual stock-based compensation as of June 30, 2007 for each of the succeeding years is indicated in the table below:

		Stock Based Compensation Expense
		(in thousands)
Remainder of 2007		$762
For the year ended December 31,:
	2008	1,356
	2009	743
	2010	99

Total		$2,960

4. Dividends

On June 18, 2007, we declared a $0.0275 per share cash dividend which was paid on July 13, 2007 to stockholders of record at the close of business on June 29, 2007.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the six months ended June 30, 2007 and 2006, stock options for 270,000 shares and 240,000 shares of common stock, respectively were excluded in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$8,770	26,165,254	$0.34	$7,901	25,612,359	$0.31

Effect of Dilutive Securities:
Stock Options	—	337,608		—	608,684

Diluted EPS	$8,770	26,502,862	$0.33	$7,901	26,221,043	$0.30

	For the six months ended June 30,
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$16,078	26,144,445	$0.61	$15,780	25,542,636	$0.62

Effect of Dilutive Securities:
Stock Options	—	378,076		—	625,914

Diluted EPS	$16,078	26,522,521	$0.61	$15,780	26,168,550	$0.60

6. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140”. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement does not have a material effect on our Company’s financial condition and results of operations.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of this statement did not have a material effect on our Company’s financial condition and results of operations.

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted the recognition and disclosure provisions of FIN 48. See “Note 13 – Income Taxes” in the accompanying financial statements for additional information regarding the impact of our adoption of FIN 48.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact since it was effective 1/1/07.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No, 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. Statement No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this Statement should not have a material effect on our Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The adoption of this Statement should not have a material effect on our Company’s financial condition and results of operations.

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Commercial loans	$624,873	$565,759
Real estate loans	1,217,296	1,102,072
Consumer and other loans	38,792	49,201

	1,880,961	1,717,032
Unamortized deferred loan fees, net of cost	(1,991)	(2,167)
Allowance for loan losses	(19,101)	(19,112)

Loans receivable, net	$1,859,869	$1,695,753

Activity in the allowance for loan losses is as follows for the periods indicated:

	Six months ended June 30,
	2007	2006
Balance, beginning of period	$19,112	$17,618
Provision for loan losses	2,330	1,222
Loan charge-offs	(2,928)	(1,747)
Loan recoveries	587	1,075

Balance, end of period	$19,101	$18,168

At June 30, 2007, December 31, 2006 and June 30, 2006, the Company had classified $6.0 million, $3.1 million and $3.6 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $1.1 million, $1.7 million and $828 thousand, respectively. At June 30, 2007, non-accrual loans totaled $5.8 million compared to $3.3 million at December 31, 2006 and $3.3 million at June 30, 2006. At June 30, 2007, December 31, 2006 and June 30, 2006, there were no loans past due more than 90 days and still accruing interest.

8. FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco against which the Company may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or collateral capacity, which was $544.7 million at June 30, 2007. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At June 30, 2007 and December 31, 2006, real estate secured loans with a carrying amount of $1.03 billion and $967.4 million, respectively, were also pledged as collateral for borrowings from the FHLB. At June 30, 2007, no securities were pledged as collateral. At December 31, 2006, securities with carrying values of approximately $10.4 million were pledged as collateral for borrowings from the FHLB.

At June 30, 2007 and December 31, 2006, FHLB borrowings were $120 million and $76 million with average remaining maturities of 4.5 years and 4.7 years, respectively. The weighted average interest rate was 4.34% at June 30, 2007 and 4.21% at December 21, 2006. During the first six months of 2007, we obtained $44 million in FHLB advances to fund our fixed rate loans at a weighted average cost of 4.58% with average remaining maturities of 5.0 years. All borrowings as of June 30, 2007 had fixed rates ranging from 3.65% to 5.50%. At June 30, 2007, the Company had a remaining borrowing capacity of $421.5 million.

At June 30, 2007, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousand)
Due within one year	$26,000	$105,000
Due after one year through five years	36,000	5,000
Due after five years through ten years	58,000	10,000

	$120,000	$120,000

9. Subordinated Debentures

At June 30, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at June 30, 2007:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 3/31/07	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	8.50%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	8.21%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	8.30%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	7.00%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

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

10. Derivative Financial Instruments and Hedging Activities

The Company receives a fixed rate and pays a floating rate under the interest rate swap agreements that the Company has entered into. Except as noted below, the interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the notional amount of $80 million of variable rate loans indexed to Nara Prime at June 30, 2007. During the second quarter $20 million of swap agreements matured. At June 30, 2007, the amounts in accumulated other comprehensive loss associated with these cash flow hedges totaled a loss of $1.4 million (net of tax benefit of $932 thousand) and $1.0 million is expected to be reclassified as a reduction into interest income within the next 12 months based on rates in effect at June 30, 2007. As of June 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 5.3 years.

Interest rate swap information at June 30, 2007 is summarized as follows:

Current Notional Amount	Floating Rate		Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
15,000	H.15 Prime	[1]	6.09%	10/09/2007	(94)	(90)
5,000	H.15 Prime	[1]	6.09%	10/09/2007	(31)	—
20,000	H.15 Prime	[1]	6.58%	10/09/2009	(724)	(679)
20,000	H.15 Prime	[1]	7.03%	10/09/2012	(1,268)	(1,171)
10,000	H.15 Prime	[1]	6.32%	12/17/2007	(94)	(88)
10,000	H.15 Prime	[1]	6.83%	12/17/2009	(333)	(302)

$80,000					$(2,544)	$(2,330)

1.	Prime rate is based on Federal Reserve statistical release H.15

Since the second quarter of 2006, pay-offs of underlying loans (i.e. Nara Prime indexed loans) that were being hedged caused the balance of such loans to fall below the notional amount of the swaps, resulting in that portion of the swaps to no longer qualify as a “Cash Flow Hedge.” Accordingly, changes in the value of this portion of the swaps will directly flow through the income statement. We recognized losses due to such changes in 2006; however, the balance of those underlying loans continued to decrease during the first half of 2007 and an additional loss was recognized through the income statement. The Bank continues to focus on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $15 thousand and $83 thousand for the three months ended June 30, 2007 and 2006, respectively. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $123 thousand and $83 thousand for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007 and 2006, interest expense recorded on swap transactions totaled $739 thousand and $467 thousand, respectively. At June 30, 2007, we pledged real estate loans of approximately $5.9 million as collateral to the interest rate swap counterparties.

In August 2006, we purchased an interest rate cap with a notional amount of $100 million, which is tied to monthly resetting 3-month LIBOR and which matures on November 16, 2007. The interest rate cap, which was purchased to protect against a rise in the cost of 3-month LIBOR, was designed as a cash flow hedge of one of our money market products. The premium cost was $185 thousand, which is being amortized over the life of the cap. Amortized expense was $36 thousand and $72 thousand for the three months and six months ended June 30, 2007, respectively. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid.

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

The amortized cost and the fair market value of interest rate caps were $60 thousand and $5 thousand, respectively, at June 30, 2007. The total balance of underlying money market deposits has continued to decrease to $30.5 million at June 30, 2007. As a result, $10 thousand (net of tax benefit of $7 thousand) was recorded as an OCI loss and $1 thousand was recorded as a gain in the income statement for the first six months of 2007 from discontinued hedge positions of the interest rate cap.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2007 and 2006.

Three Months Ended June 30, (Dollars in thousands)	Business Segment
2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$18,707	$1,529	$3,974	$24,210
Less provision for loan losses	860	160	330	1,350
Non-interest income	2,350	728	3,033	6,111

Net revenue	20,197	2,097	6,677	28,971
Non-interest expense	11,164	1,083	1,816	14,063

Income before income taxes	$9,033	$1,014	$4,861	$14,908

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,683,676	$188,013	$344,284	$2,215,973

2006	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$17,760	$1,834	$3,809	$23,403
Less provision for loan losses	2	40	100	142
Non-interest income	2,133	708	1,595	4,436

Net revenue	19,891	2,502	5,304	27,697
Non-interest expense	11,907	974	1,196	14,077

Income before income taxes	$7,984	$1,528	$4,108	$13,620

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,533,281	$148,571	$305,628	$1,987,480

Six Months Ended June 30, (Dollars in thousands)	Business Segment
2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$36,708	$2,875	$7,362	$46,945
Less provision for loan losses	1,500	250	580	2,330
Non-interest income	4,509	1,425	4,781	10,715

Net revenue	39,717	4,050	11,563	55,330
Non-interest expense	23,254	1,782	2,973	28,009

Income before income taxes	$16,463	$2,268	$8,590	$27,321

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,683,676	$188,013	$344,284	$2,215,973

2006	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$35,120	$3,644	$7,208	$45,972
Less provision for loan losses	737	40	445	1,222
Non-interest income	4,323	1,364	3,791	9,478

Net revenue	38,706	4,968	10,554	54,228
Non-interest expense	22,819	1,756	2,684	27,259

Income before income taxes	$15,887	$3,212	$7,870	$26,969

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,533,281	$148,571	$305,628	$1,987,480

12. Subsequent Event—Memorandum of Understanding

By letter dated July 12, 2007, the Federal Reserve Bank of San Francisco (the “Reserve Bank”) and the California Department of Financial Institutions terminated the Memorandum of Understanding (“MOU”) entered into with Nara Bank on July 29, 2005, as amended on February 23, 2007. The termination of the MOU followed a recent joint examination by the regulatory agencies. The MOU required that the Bank take steps to strengthen management, board oversight and internal controls, among other things, and the Bank’s compliance with these and other requirements of the MOU were key factors in the lifting of the regulatory action. Further, additional restrictions which were placed on Nara Bancorp at the time of the MOU, to which the board of directors of Nara Bancorp agreed by board resolution, have also been terminated by the Reserve Bank. Such board resolutions were rescinded by action of the board of directors of Nara Bancorp on July 25, 2007.

13. Income Taxes

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

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California as well as various other state income taxes. The Company is no longer subject to examination by federal taxing authorities for years before 2003 and by state taxing authorities for years before 2002. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the beginning retained earnings. The total amount of unrecognized tax benefits was $362 thousand at January 1, 2007 and $400 thousand at June 30, 2007 and is primarily for uncertainties related to income taxes for bad debt charge-offs and California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $362 thousand and $400 thousand at January 1, 2007 and June 30, 2007. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $40 thousand and $49 thousand for the payment of interest and penalties accrued at January 1, 2007 and June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three and six months ended June 30, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$43,076	$38,498	$83,868	$73,778
Interest expense	18,866	15,095	36,923	27,806

Net interest income	24,210	23,403	46,945	45,972
Provision for loan losses	1,350	142	2,330	1,222

Net interest income after provision for loan losses	22,860	23,261	44,615	44,750
Non-interest income	6,111	4,437	10,715	9,478
Non-interest expense	14,063	14,078	28,009	27,259

Income before income tax provision	14,908	13,620	27,321	26,969
Income tax provision	6,138	5,719	11,243	11,189

Net income	$8,770	$7,901	$16,078	$15,780

Per Share Data:
Earnings per share—basic	$0.34	$0.31	$0.61	$0.62
Earnings per share—diluted	$0.33	$0.30	$0.61	$0.60
Book value (period end)	$7.73	$6.31	$7.73	$6.31
Common shares outstanding	26,181,672	25,751,704	26,181,672	25,751,704
Weighted average shares—basic	26,165,254	25,612,359	26,144,445	25,542,636
Weighted average shares—diluted	26,502,862	26,221,043	26,522,521	26,168,550

Statement of Financial Condition Data—at Period End:
Assets	$2,215,973	$1,987,480	$2,215,973	$1,987,480
Securities available for sale and held to maturity	194,925	185,750	194,925	185,750
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,878,970	1,584,913	1,878,970	1,584,913
Deposits	1,798,460	1,719,576	1,798,460	1,719,576
Federal Home Loan Bank Borrowings	120,000	31,000	120,000	31,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	202,327	162,509	202,327	162,509

	for the Three Months Ended June 30,		for the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,156,121	$1,946,639	$2,111,496	$1,891,743
Securities available for sale and held to maturity	177,023	185,374	175,488	180,163
Gross loans, including loans held for sale	1,823,323	1,550,453	1,789,728	1,525,454
Deposits	1,770,157	1,679,578	1,743,293	1,629,459
Stockholders’ equity	200,162	160,055	195,908	156,102

Selected Performance Ratios:
Return on average assets (1)	1.63%	1.62%	1.52%	1.67%
Return on average stockholders’ equity (1)	17.53%	19.75%	16.41%	20.22%
Non-interest expense to average assets (1)	2.61%	2.89%	2.65%	2.88%
Efficiency ratio (2)	46.38%	50.57%	48.58%	49.16%
Net interest margin (3)	4.72%	5.05%	4.67%	5.11%

Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.10%	10.35%	11.10%	10.35%
Tier 1 risk-based capital ratio	11.87%	11.80%	11.87%	11.80%
Total risk-based capital ratio	12.83%	12.86%	12.83%	12.86%

Asset Quality Ratios:
Allowance for loan losses to gross loans	1.02%	1.15%	1.02%	1.15%
Allowance for loan losses to non-performing loans	331.79%	545.75%	331.79%	545.75%
Total non-performing assets to total assets (6)	0.27%	0.21%	0.27%	0.21%

(1)	Calculations are based on annualized net income.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Results of Operations

Overview

During the first half of 2007, we continued to maintain growth in our total assets supported by growth in deposits and borrowings. Our total assets grew by 8%, or $169.0 million, to $2.22 billion at June 30, 2007 from $2.05 billion at December 31, 2006. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits and Federal Home Loan Bank borrowings. The loan growth during the first half of 2007 continued to be dominated by real estate loans, and deposit growth was primarily in money market and jumbo time deposits.

Our net income was $8.8 million for the three months ended June 30, 2007 and represents a 11% increase from $7.9 million for the three months ended June 30, 2006. The primary contributor to the increase in net income for the three months ended June 30, 2007 was 3% increase in net interest income and a 38% increase in non-interest income primarily as a result of increased net gains on sales of SBA loans and the sale of commercial real estate loans.

Our net income was $16.1 million for the six months ended June 30, 2007 and represents a 2% increase from $15.8 million for the six months ended June 30, 2006. The increase was primarily due to 2% increase in net interest income primarily as a result of loan growth and gains from the sale of commercial real estate loans of $754 thousand.

Net income

Our net income for the three months ended June 30, 2007 was $8.8 million, or $0.33 per diluted share, compared to $7.9 million, or $0.30 per diluted share, for the same period of 2006, representing an increase of $869 thousand or 11%. The net income for the six months ended June 30, 2007 was $16.1 million, or $0.61 per diluted share, compared to $15.8 million, or $0.60 per diluted share for the same period of 2006. The increases resulted primarily from an increase in net interest income and non-interest income partially offset by an increase in non-interest expense for the six month period and increased provisions for loan losses due to loan growth.

The annualized return on average assets was 1.63% for the second quarter of 2007, compared to 1.62% for the same period of 2006. The annualized return on average equity was 17.53% for the second quarter of 2007, compared to 19.75% for the same period of 2006. The efficiency ratio was 46.38% for the second quarter of 2007 compared with 50.57% for the same period of 2006.

The annualized return on average assets was 1.52% for the first half of 2007, compared to 1.67% for the same period of 2006. The annualized return on average equity was 16.41% for the first half of 2007, compared to 20.22% for the second half of 2006. The efficiency ratio was 48.58% for the first half of 2007 compared with 49.16 % for the same period of 2006.

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

Net interest income before provision for loan losses was $24.2 million for the second quarter ended June 30, 2007, an increase of $807 thousand, or 3%, compared to net interest income of $23.4 million for the same quarter of 2006. This increase was primarily due to an increase in average interest earning assets, which increased $200.0 million, or 11%, to $2.05 billion for the second quarter of 2007 from $1.85 billion for the same quarter of 2006. This increase was attributable to loan growth.

Net interest income before provision for loan losses was $46.9 million for the six months ended June 30, 2007, an increase of $973 thousand, or 2%, compared to net interest income of $46.0 million for the same period of 2006. This increase was primarily due to an increase in average interest earning assets, which increased $211.0 million, or 12%, to $2.01 billion for the first half of 2007 from $1.80 billion for the same period of 2006. This increase was attributable to loan growth. Average gross loans to average interest earning assets increased to 89% during the second quarter of 2007 compared to 84% during the same period of 2006.

Interest income for the second quarter of 2007 was $43.1 million, which represented an increase of $4.6 million or 12% over interest income of $38.5 million for the same quarter of 2006. The increase was the result of a $5.1 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) offset by a $532 thousand decrease in interest income due to a decrease in the average yield earned on those average interest-earning assets (rate change).

Interest income for the first six months of 2007 was $83.9 million, which represented an increase of $10.1 million, or 14%, over interest income of $73.8 million for the same period of 2006. The increase was the result of a $10.3 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $160 thousand decrease in interest income due to a decrease in the average yield earned on those average interest-earning assets (rate change).

Interest expense for the second quarter of 2007 was $18.9 million, an increase of $3.8 million, or 25%, compared to interest expense of $15.1 million for the same quarter of 2006. The increase was primarily the result of a $1.7 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $2.1 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Interest expense for the first six months of 2007 was $36.9 million, an increase of $9.1 million or 33% compared to interest expense of $27.8 million for the same period of 2006. The increase was primarily the result of a $3.8 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $5.4 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

The weighted average yield on average interest-earning assets increased to 8.39% for the second quarter of 2007, compared to 8.31% for the same quarter of 2006, an 8 basis point increase. The increase was primarily due to the origination of fixed and variable rate loans at higher interest rates in 2007 compared to 2006. The weighted average cost of interest-bearing liabilities increased at a faster pace to 4.94% for the second quarter of 2007 from 4.39% for the same quarter of 2006, a 55 basis point increase, primarily due to the increase in market interest rates and competition for deposits between those periods.

The resulting net interest margin was 4.72% for the second quarter of 2007 compared with 5.05% for the same quarter of 2006. The compression in net interest margin was caused, in part, by an increase in lower yielding fixed rate loans in the portfolio, and the increase in the cost of interest-bearing liabilities led by the heavier reliance on higher-cost deposits such as time deposits. The weighted average cost of total deposits, including non-interest bearing deposits, for the second quarter of 2007 was 3.82% compared to 3.32% for the same quarter of 2006, a 50 basis point increase.

Included in interest income were fees received on early loan pay-offs. Such fees amounted to $524 thousand and $376 thousand for the three months ended June 30, 2007 and 2006, respectively. Excluding such fee, the net interest margins for the three months ended June 30, 2007 and 2006 were 4.61% and 4.97%, respectively. These fees are unpredictable and will cause fluctuations in our margins from period to period.

The weighted average yield on average interest-earning assets increased to 8.34% for the first half of 2007 compared with 8.20% for the same period of 2006, a 14 basis point increase. The increase was primarily due to the increase in the prime interest rate up to June 2006, to which most of our loan portfolio is tied. The weighted average prime rate for the first half of 2007 was 8.25% compared to 7.66% during the same period of 2006. The weighted average cost of interest-bearing liabilities also increased at a faster pace to 4.93% for the first half of 2007 from 4.18% for the same period of 2006, a 75 basis point increase, primarily due to the increase in market interest rates and competition for deposits.

The resulting net interest margin was 4.67% for the first half of 2007, compared to 5.11% for the same period of 2006. The compression in net interest margin was caused by the increase in lower yielding fixed rate loans in the portfolio and the increase in the cost of interest-bearing liabilities. The weighted average cost of total deposits, including non-interest bearing deposits, for the first half of 2007 was 3.81% compared to 3.13% for the same period of 2006, a 68 basis point increase.

Included in interest income were fees received on early loan pay-offs. Such fees amounted to $666 thousand and $580 thousand for the six months ended June 30, 2007 and 2006, respectively. Excluding such fee, net interest margins for the six months ended June 30, 2007 and 2006 were 4.60% and 5.05%, respectively. These fees are unpredictable and will cause fluctuations in our margins from period to period.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2007			Three months ended June 30, 2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,823,323	$40,289	8.84%	$1,550,453	$34,977	9.02%
Other investments	10,547	132	5.01%	9,284	129	5.56%
Securities(3)	177,022	2,105	4.76%	185,374	2,060	4.45%
Federal funds sold	42,195	550	5.21%	108,089	1,332	4.93%

Total interest earning assets	$2,053,087	$43,076	8.39%	$1,853,200	$38,498	8.31%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$232,619	$2,362	4.06%	$225,618	$1,898	3.37%
Savings	145,191	1,337	3.68%	136,812	1,017	2.97%
Time certificates of deposit	1,005,204	13,204	5.25%	945,055	11,009	4.66%
FHLB borrowings	106,363	1,146	4.31%	31,000	340	4.39%
Subordinated debentures	37,531	817	8.71%	37,183	831	8.94%

Total interest bearing liabilities	$1,526,908	$18,866	4.94%	$1,375,668	$15,095	4.39%

NON-INTEREST BEARING DEPOSITS:	$387,143			$372,093

Net interest income		$24,210			$23,403

Net interest margin			4.72%			5.05%
Net interest margin, excluding loan prepayment fee income(4)			4.61%			4.97%
Net interest spread (including effect of non-interest bearing deposits)			4.45%			4.86%
Average interest-earning assets to average interest-bearing liabilities			134.46%			134.71%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Loan prepayment fee income excluded was $524 thousand and $376 thousand for the three months ended June 30, 2007 and 2006, respectively.

	Six months ended June 30, 2007			Six months ended June 30, 2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$1,789,728	$78,533	8.78%	$1,525,454	$67,581	8.86%
Other investments	10,181	268	5.26%	8,822	234	5.30%
Securities(3)	175,488	4,158	4.74%	180,163	3,944	4.38%
Federal funds sold	34,955	909	5.20%	84,923	2,019	4.75%

Total interest earning assets	$2,010,352	$83,868	8.34%	$1,799,362	$73,778	8.20%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$216,741	$4,291	3.96%	$214,108	$3,268	3.05%
Savings	142,070	2,541	3.58%	135,359	1,927	2.85%
Time certificates of deposit	1,006,836	26,370	5.24%	913,684	20,318	4.45%
FHLB borrowings	96,194	2,050	4.26%	31,061	677	4.36%
Subordinated debentures	37,554	1,671	8.90%	37,179	1,616	8.69%

Total interest bearing liabilities	$1,499,395	$36,923	4.93%	$1,331,391	$27,806	4.18%

NON-INTEREST BEARING DEPOSITS:	$377,646			$366,308

Net interest income		$46,945			$45,972

Net interest margin			4.67%			5.11%
Net interest margin, excluding loan prepayment fee income(4)			4.60%			5.05%
Net interest spread (including effect of non-interest bearing deposits)			4.41%			4.92%
Average interest-earning assets to average interest-bearing liabilities			134.08%			135.15%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Loan prepayment fee income excluded was $666 thousand and $580 thousand for the six months ended June 30, 2007 and 2006, respectively.

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

	Three months ended June 30, 2007 over June 30, 2006
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$5,312	$(731)	$6,043
Interest on other investments	3	(14)	17
Interest on securities	45	140	(95)
Interest on federal funds sold	(782)	73	(855)

Total interest income	$4,578	$(532)	$5,110

INTEREST EXPENSE :
Interest on demand deposits	$464	$404	$60
Interest on savings	320	255	65
Interest on time certificates of deposit	2,195	1,465	730
Interest on FHLB borrowings	806	(6)	812
Interest on subordinated debentures	(14)	(22)	8

Total interest expense	$3,771	$2,096	$1,675

Net Interest Income	$807	$(2,628)	$3,435

	Six months ended June 30, 2007 over June 30, 2006
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$10,952	$(650)	$11,602
Interest on other investments	34	(2)	36
Interest on securities	214	318	(104)
Interest on federal funds sold	(1,110)	174	(1,284)

Total interest income	$10,090	$(160)	$10,250

INTEREST EXPENSE :
Interest on demand deposits	$1,023	$982	$41
Interest on savings	614	514	100
Interest on time certificates of deposit	6,052	3,846	2,206
Interest on FHLB borrowings	1,373	(15)	1,388
Interest on subordinated debentures	55	39	16

Total interest expense	$9,117	$5,366	$3,751

Net Interest Income	$973	$(5,526)	$6,499

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

We recorded $1.4 million in provision for loan losses during the second quarter of 2007 compared to $142 thousand in the same quarter of 2006. We recorded $2.3 million in provision for loan losses during the first half of 2007 compared to $1.2 million in the same period of 2007. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the growth experienced in our loan portfolio, the level of our net charge-offs, the quality of the loans, and the level of non-performing, classified and special mention loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at June 30, 2007. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, and net gains on sales of small business administration (“SBA”) loans.

Non-interest income for the second quarter of 2007 was $6.1 million compared to $4.4 million for the same quarter of 2006, an increase of $1.7 million primarily due to an increase in net gains on sales of SBA loans and net gain on sale of commercial real estate loans. Net gains on sales of SBA loans increased $641 thousand, or 58%, to $1.7 million for the second quarter of 2007, compared to $1.1 million for the same quarter of 2006. During the second quarter of 2007, we originated $57.3 million in SBA loans compared to $21.5 million during the same quarter of 2006, of which a substantial portion of the loans were either sold or held for sale. During the second quarter of 2007, we sold $33.4 million compared to $17.2 million during the same quarter of 2006. The net realized gain on SBA loan sales for the second quarter of 2007 was 5.2% of the gross loans sold compared to 6.4% during the second quarter of 2006. During the second quarter of 2007, we also recognized $754 thousand in gain from the sale of $18.7 million in commercial real estate loans.

Non-interest income for the first half of 2007 was $10.7 million compared to $9.5 million for the same period of 2007 primarily due to an increase in service fees on deposit accounts and gains on sales of commercial real estate loans. Service fees on deposit increased $248 thousand or 8% to $3.3 million for the first half of 2007, compared to $3.1 million for the same period of 2006. The increase was primarily due to pricing increases in certain fees. As mentioned above, $754 thousand was recognized as gain on sale of commercial real estate loans.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2007	June 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,685	$1,520	$165	11%
International service fees	699	687	12	2%
Loan servicing fees, net	461	475	(14)	-3%
Wire transfer fees	348	359	(11)	-3%
Other income and fees	427	299	128	43%
Net gains on sales of SBA loans	1,737	1,096	641	58%
Net gains on sales of other loans	754	—	754	100%

Total non-interest income	$6,111	$4,436	$1,675	38%

	Six Months Ended		Increase (Decrease)
	June 30, 2007	June 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,305	$3,057	$248	8%
International service fees	1,369	1,301	68	5%
Loan servicing fees, net	965	941	24	3%
Wire transfer fees	686	707	(21)	-3%
Other income and fees	679	659	20	3%
Net gains on sales of SBA loans	2,957	2,813	144	5%
Net gains on sales of other loans	754	—	754	100%

Total non-interest income	$10,715	$9,478	$1,237	13%

Non-interest Expense

Non-interest expense for second quarter of 2007 was $14.1 million, the same as second quarter of 2006 Salaries and employee benefits decreased 5% to $6.7 million during the second quarter of 2007, compared to $7.1 million for the same quarter of 2006. The decrease was primarily due to a decrease in bonus accruals, which was partially offset by an increase in salaries and stock-based compensation expense.

Occupancy expense for the second quarter of 2007 increased to $2.1 million compared to $1.9 million for the same period of 2006, an increase of $191 thousand or 10%. The increase is primarily due to lease renewals at higher lease rates for four branches and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 25% to $684 thousand for the second quarter of 2007 compared to $548 thousand for the same quarter last year. This increase was due to our new Garden Grove branch set-up, the new corporate headquarters and IT related equipment purchased to support and enhance our technology for better service to our customers and for better efficiency.

Advertising and marketing expense decreased 33% to $484 thousand for the second quarter of 2007 compared to $725 thousand for the same quarter last year. The higher advertising and marketing expense during the second quarter of 2006 was due to a World-Cup Soccer deposit promotion. Data processing and communications expense decreased $148 thousand or 15% as closed accounts were purged during the second quarter of 2007, reducing per item costs, and the use of an in-house check imaging system. Professional fees increased $267 thousand or 34% to $1.0 million for the second quarter of 2007, compared to $782 thousand for the same quarter of 2006. This increase is primarily due to legal expenses related to the arbitration matter which cost approximately $400 thousand during the second quarter. A ruling by the arbitration panel is expected soon and the potential impact of the ruling is uncertain.

Non-interest expense for the first half of 2007 was $28.0 million compared to $27.3 million for the same period of 2006, an increase of $750 thousand, or 3%. Salaries and employee benefits decreased 3% to $13.4 million during the first half of 2007, compared to $13.9 million for the same period of 2006. However, included in expense during the first half of 2007 was the reversal of a $600 thousand contingent liability accrual established during 2002 related to a past compensation matter for which we have now determined that no liability exists based on stipulations made during the arbitration process discussed above. Excluding this item, salaries and employee benefits expense would have increased $143 thousand or 1% over the same period last year.

Occupancy expense for the first half of 2007 increased to $4.2 million compared to $3.7 million for the same period of 2006, an increase of $450 thousand, or 12%. The increase is primarily due to lease renewals at higher lease rates for four branches and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 23% to $1.3 million for the first half of 2007 compared to $1.1 million for the same period last year. This increase was due to our new branch set-up, the new corporate headquarters and IT related equipment purchased to support and enhance our technology for better service to our customers and for better efficiency.

Professional fees increased $435 thousand or 30% to $1.9 million for the first half of 2007, compared to $1.5 million for the same period of 2006. This increase is primarily due to legal expenses related to the arbitration matter which cost approximately $1.0 million during the first half of 2007. Other expenses increased $358 thousand, or 9%, to $4.2 million for the first half of 2007, primarily due to increases in FDIC insurance premiums due to a change in the insurance assessment formula and rate. FDIC insurance premiums increased $329 thousand or 102% to $653 thousand for the first half of 2007 compared to $324 thousand for the same period of 2006. This increase was a result of an increased insurance assessment change effective in 2007 from three cents to ten cents per $100 in domestic deposits.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2007	June 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,723	$7,083	$(360)	-5%
Occupancy	2,109	1,918	191	10%
Furniture and equipment	684	548	136	25%
Advertising and marketing	484	725	(241)	-33%
Data processing and communications	870	1,018	(148)	-15%
Professional fees	1,049	782	267	34%
Other	2,144	2,003	141	7%

Total non-interest expense	$14,063	$14,077	$(14)	0%

	Six Months Ended		Increase (Decrease)
	June 30, 2007	June 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$13,437	$13,894	$(457)	-3%
Occupancy	4,184	3,734	450	12%
Furniture and equipment	1,309	1,068	241	23%
Advertising and marketing	1,146	1,276	(130)	-10%
Data processing and communications	1,824	1,971	(147)	-7%
Professional fees	1,895	1,460	435	30%
Other	4,214	3,856	358	9%

Total non-interest expense	$28,009	$27,259	$750	3%

Provision for Income Taxes

Income taxes were $6.1 million and $5.7 million for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate for the quarters ended June 30, 2007 and 2006 was 41.2% and 42.0%, respectively. Income taxes were $11.2 million and $11.2 million for the six months ended June 30, 2007 and 2006 with an effective rate of 41.2% and 41.5%, respectively.

Financial Condition

At June 30, 2007, our total assets were $2.22 billion, an increase of $169.0 million or 8% from $2.05 billion at December 31, 2006. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits and borrowings.

Loan Portfolio

As of June 30, 2007, our gross loans (net of deferred loan fees and costs) increased by $164.1 million or 10% to $1.88 billion from $1.71 billion at December 31, 2006. Commercial loans, which include domestic commercial, international trade finance and SBA loans, at June 30, 2007 increased by $59.1 million, or 10%, to $624.9 million from $565.8 million at December 31, 2006. Real estate loans increased by $115.2 million, or 10%, to $1.22 billion at June 30, 2007 from $1.10 billion at December 31, 2006.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$624,873	33%	$565,759	33%
Real estate loans	1,217,296	65%	1,102,072	64%
Consumer and other loans	38,792	2%	49,201	3%

Gross loans outstanding	1,880,961	100%	1,717,032	100%
Unamortized deferred loan fees, net of costs	(1,991)		(2,167)
Allowance for loan losses	(19,101)		(19,112)

Loans receivable, net	$1,859,869		$1,695,753

We normally do not extend lines of credit and make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to the renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Loan commitments	$246,975	$214,685
Standby letters of credit	13,489	12,786
Other commercial letters of credit	29,061	27,146

	$289,525	$254,617

At June 30, 2007, our nonperforming assets (non accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $6.0 million, an increase of $2.4 million, or 68%, from $3.6 million at December 31, 2006. The increase was primarily due to an increase in non-accrual loans. Nonperforming assets to total assets was 0.27% and 0.17% at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, nonperforming loans were $5.8 million, an increase of $2.5 million, from $3.3 million at December 31, 2006. The increase in non accrual loans was primarily due to two borrowing relationships aggregating $2.9 million, collateralized by a hotel property, and a gas station. These loans were placed on non-accrual during the first quarter of 2007 along with a third loan that was subsequently paid-off in the second quarter of 2007, resulting in a reversal of accrued interest income this year amounting to $350 thousand during the first quarter of 2007. We believe that those loans are fully secured by the underlying collateral, and no loss is anticipated. A $3.3 million commercial retail property loan placed on non accrual during first quarter 2007 was sold at the end of the second quarter at a gain of $ 35 thousand. At June 30, 2007, nonperforming loans to total gross loans was 0.31% compared to 0.19% at December 31, 2006.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$5,757	$3,271
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	5,757	3,271
Other real estate owned	—	—
Restructured loans	222	298

Total Nonperforming Assets	$5,979	$3,569

Nonperforming loans to total gross loans	0.31%	0.19%
Nonperforming assets to total assets	0.27%	0.17%

Allowance for Loan Losses

The allowance for loan losses was $19.1 million at June 30, 2007, compared to $19.1 million at December 31, 2006 and $18.2 million at June 30, 2006. We recorded a provision for loan losses of $2.3 million during the six months ended June 30, 2007 compared to $1.2 million for the same period of 2006. The allowance for loan losses was 1.02% of gross loans at June 30, 2007 and 1.11% at December 31, 2006 and 1.15% at June 30, 2006. The reduction in the allowance for loan losses ratio to gross loans reflects only a nominal specific reserve being required for the non-performing borrower relationships, coupled with consideration of our loan growth and a decrease in special mention and classified loans net of impaired loans, quarter to quarter. Total special mention and classified loans at June 30, 2007 was $10.3 million, compared to $9.7 million at December 31, 2006, and $14.1 million at March 31, 2007.

We believe the allowance for loan losses as of June 30, 2007 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at June 30, 2007 and December 31, 2006:

	Allocation of Allowance for Loan Losses
	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
Real estate	$13,786	65%	$12,740	64%
Commercial	4,680	33%	5,579	33%
Consumer	635	2%	759	3%
Unallocated	—	N/A	34	N/A

Total allowance	$19,101	100%	$19,112	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended June 30,
	2007	2006
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,789,728	$1,525,454

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$1,878,970	$1,584,913

ALLOWANCE:
Balance-beginning of period	$19,112	$17,618
Less: Loan charge-offs:
Commercial	2,390	1,183
Real estate	—	—
Consumer	537	564

Total loan charge-offs	2,927	1,747

Plus: Loan Recoveries
Commercial	480	780
Real estate	—	—
Consumer	106	295

Total loan recoveries	586	1,075

Net loan charge-offs	2,341	672
Provision for loan losses	2,330	1,222

Balance-end of period	$19,101	$18,168

Net loan charge-offs to average gross loans *	0.26%	0.09%
Allowance for loan losses to total loans at end of period	1.02%	1.15%
Net loan charge-offs to beginning allowance *	24.50%	7.63%
Net loan charge-offs to provision for loan losses	100.47%	54.99%

*	Annualized

Total loans are net of deferred loan fees and costs of $1,991,000 and $2,836,000 at June 30, 2007 and 2006, respectively.

Net loan charge-offs during the second quarter of 2007 were $1.0 million, or 0.22 % of average gross loans on an annualized basis, compared to $1.3 million during the first quarter of 2007, or 0.31% of average loans on an annualized basis, and also compared to $300 thousand, or 0.10% of average loans on an annualized basis for the second quarter of 2006.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115, “Accounting for Certain Investments in Debt and equity Securities.”. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities.” All other securities are classified as “available-for-sale.” We did not own any trading securities at June 30, 2007 or December 31, 2006. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, asset-backed securities, collateralized mortgage obligations, mortgage backed securities and mutual funds.

As of June 30, 2007, we had no securities in the held-to-maturity category and $194.9 million in the available-for-sale category compared to $1.0 million and $162.9 million, respectively at December 31, 2006. The total net unrealized loss on the available-for sale securities at June 30, 2007 was $3.6 million compared to a net unrealized loss of $3.0 million at December 31, 2006. During the first half of 2007, a total of $24.4 million in securities available-for-sale were purchased. There were no sales of securities during the period.

Securities with a carrying value of $4.4 million were pledged to secure public deposits and for other purposes as required or permitted by law as of June 30, 2007. Securities with a carrying value of $136.8 million were pledged to the State of California Treasurer’s Office, as of June 30, 2007.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$78,411	$—	$(1,422)	$76,989
Collateralized mortgage obligations	47,275	138	(955)	46,458
Mortgage-backed securities	65,514	23	(1,204)	64,333
Asset-backed securities	1,890	—	(19)	1,871

Total debt securities	193,090	161	(3,600)	189,651
Mutual funds	5,463	—	(189)	5,274

	$198,553	$161	$(3,789)	$194,925

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$82,389	$—	$(1,347)	$81,042
Collateralized mortgage obligations	39,564	68	(884)	38,748
Mortgage-backed securities	37,956	13	(728)	37,241
Asset- backed securities	1,928	—	—	1,928

Total debt securities	161,837	81	(2,959)	158,959
Mutual funds	4,000	—	(108)	3,892

	$165,837	$81	$(3,067)	$162,851

Held to Maturity
Corporate debt securities	$1,000	$2	$—	$1,002

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions at June 30, 2007.

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$—	$—	$73,989	$(1,422)	$73,989	$(1,422)

Collaterized mortgage obligations	5,008	(5)	20,245	(950)	25,253	(955)

Mortgage-backed securities	25,052	(285)	25,393	(919)	50,445	(1,204)

Asset-backed securities	1,871	(19)			1,871	(19)

Mutual funds	—	—	5,273	(189)	5,273	(189)

	$31,931	$(309)	$124,900	$(3,480)	$156,831	$(3,789)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the six months ended June 30, 2007, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at June 30, 2007, we have the intent and ability to hold them until maturity or full recovery of their amortized cost.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2007, our deposits increased by $86.2 million, or 5%, to $1.80 billion from $1.71 billion at December 31, 2006. Non-jumbo time deposits totaled $168.8 million, a decrease of $41.4 million, or 20%, from $210.2 million at December 31,

2006. Interest-bearing demand deposits, including money market and super now accounts, totaled $259.2 million at June 30, 2007, an increase of $75.0 million or 41% from $184.2 million at December 31, 2006. The increase in money market accounts was primarily due to a new product developed during fourth quarter of 2006 with a rate of 5.0%, in an effort to attract core deposits in a competitive market.

At June 30, 2007, 22% of total deposits were non-interest bearing demand deposits, 56% were time deposits, and 22% were interest bearing demand and saving deposits. By comparison, at December 31, 2006, 24% of the total deposits were non-interest bearing demand deposits, 57% were time deposits, and 19% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At June 30, 2007, we had a total of $60.7 million in brokered deposits and $120.0 million in State Treasurer deposits compared to $54.3 million and $120.0 million at December 31, 2006, respectively. During the first half of 2007, we paid off $45.8 million in brokered deposits. The weighted average life of the brokered deposits is 1.7 years with a weighted average rate of 5.16%. The State Treasurer deposits were six months maturities with a weighted average interest rate of 5.08% and were collateralized with securities with a carrying value of $136.8 million at June 30, 2007. The State Treasurer deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At June 30, 2007 and December 31, 2006, respectively, we had $120.0 million of fixed rate FHLB advances with average remaining maturities of 4.5 years and $76.0 million with remaining maturities of 4.7 years, respectively. The weighted average rate was 4.34% at June 30, 2007 and 4.21% at December 31, 2006, respectively. During the first half of 2007, we obtained $44 million in FHLB advances to fund our fixed rate loans at a weighted average cost of 4.58% with average remaining maturities of 5.0 years.

At June 30, 2007 and December 31, 2006, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“Trust Preferred Securities”). Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

In March 2007, the Company completed an offering of $8.0 million of Trust Preferred Securities through its new, wholly-owned subsidiary named Nara Statutory Trust VI (“Trust VI”). The Company used the $8.0 million in proceeds from the sale of Trust Preferred Securities by Trust VI to redeem its existing $8.0 million of floating rate trust preferred securities issued by Nara Statutory Trust II (“Trust II”) in March 2002. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus payment of any accrued and unpaid distributions at the redemption date. Floating rate trust preferred securities of Trust VI and Trust II were subject to interest payments at a floating rate equal to the three-month LIBOR rate plus 1.65% and 3.60%, respectively. Therefore the refinancing reduces the Company’s ongoing interest expense. The weighted average cost of the Trust Preferred Securities issued by Trust VI was 7.00%.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $202.3 million at June 30, 2007. This represented an increase of $15.7 million or 8.4% over total stockholders’ equity of $186.6 million at December 31, 2006. The increase is primarily attributed to net income and proceeds from stock options exercised, offset by cash dividends paid for the six months ended June 30, 2007.

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

At June 30, 2007, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $238.8million, compared to $222.6 million at December 31, 2006, representing an increase of $16.3 million or 7.3%. This increase was primarily due to the net income and proceeds from stock options exercised, offset by the cash dividends paid. At June 30, 2007, we had a ratio of total capital to total risk-weighted assets of 12.8% and a ratio of Tier I capital to total risk-weighted assets of 11.9%. The Tier I leverage ratio was 11.1% at June 30, 2007.

As of June 30, 2007 and December 31, 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007:
Total capital
(to risk-weighted assets):
Company	$258,094	12.8%	$160,985	8.0%	N/A	N/A
Bank	$246,640	12.3%	$160,797	8.0%	$200,997	10.0%
Tier I capital
(to risk-weighted assets):
Company	$238,839	11.9%	$80,493	4.0%	N/A	N/A
Bank	$227,385	11.3%	$80,399	4.0%	$120,598	6.0%
Tier I capital (to average assets):
Company	$238,839	11.1%	$86,048	4.0%	N/A	N/A
Bank	$227,385	10.6%	$85,964	4.0%	$107,455	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

We have established broker deposit relationships, lines of credit with correspondent banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At June 30, 2007, our unused borrowing capacity included $266.3 million in brokered deposits (policy limitation), $55.0 million in line of credit facilities from correspondent banks and $421.6 million in available additional Federal Home Loan Bank of San Francisco advances. In addition to these credit lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $98.3 million at June 30, 2007 compared to $93.4 million at December 31, 2006. We believe our liquidity sources to be stable and adequate.

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

Under the interest rate swap agreements, we receive a fixed rate and pay a variable rate based on H.15 Prime. The swaps qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No.133”), and are designated as hedges of the variability of cash flows we receive from certain of our Prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

Since the second quarter of 2006, pay-offs of underlying loans (i.e. Nara Prime indexed loans) that were being hedged caused the balance of such loans to fall below the notional amount of the swaps, resulting in that portion of the swaps to no longer qualify as a “Cash Flow Hedge.” Accordingly, changes in the value of this portion of the swaps will directly flow through the income statement. We recognized losses due to such changes in 2006; however, the balance of those underlying loans continued to decrease during the first half of 2007 and an additional loss was recognized through the income statement. The Bank continues to focus on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $123 thousand and $83 thousand for the six ended June 30, 2007 and 2006, respectively.

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

The amortized cost and the fair market value of interest rate caps were $60 thousand and $5 thousand, respectively, at June 30, 2007. The total balance of underlying money market deposits has continued to decrease to $30.5 million at June 30, 2007. As a result, $10 thousand (net of tax benefit of $7 thousand) was recorded as an OCI loss and $1 thousand was recorded as a gain in the income statement for the first half of 2007 from discontinued hedge positions of the interest rate cap.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2007, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

At June 30, 2007, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	0.33%	(9.37)%
+ 100 basis points	0.32%	(4.36)%
- 100 basis points	0.25%	3.02%
- 200 basis points	0.19%	2.02%

Item 4.	Controls and Procedures

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c. Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 31, 2007 (the “Annual Meeting”).

(b)	All of the current directors were elected at the Annual Meeting to serve until the next annual meeting.

(c)	At the Annual Meeting, stockholders approved the election of directors, the ratification of the selection of Crowe Chizek and Company LLP as our independent registered public accounting firm for the year ending December 31, 2007, the Nara Bancorp, Inc. 2007 Equity Incentive Plan, and an Amendment to the Certificate of Incorporation to limit special or multiple voting rights of preferred stock. The results of the voting were as follows:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Election of Directors
Howard N. Gould	20,307,624	—	—	2,290,230	—
Min J. Kim	21,983,951	—	—	613,903	—
Chong-Moon Lee	20,009,409	—	—	2,588,445	—
Jesun Paik	21,884,383	—	—	713,471
Hyon M. Park (aka John Park)	21,935,903	—	—	661,951	—
Ki Suh Park	21,880,383	—	—	717,471	—
James P. Staes	21,941,403	—	—	656,451	—
Ratify the Selection of Crowe Chizek and Company LLP	22,302,787	236,066	—	59,001	—
Approval of the 2007 Equity Incentive Plan	15,301,255	1,369,446	—	489,556	5,437,597
Approval of Amendment to Certificate of Incorporation	21,953,123	162,138	—	482,593	—

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: July 27, 2007	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: July 27, 2007
/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 and incorporated herein by reference to the Registration Statement on Form S-4 filed with the Commission on November 16, 2000.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 and incorporated herein by reference to the Registration Statement on Form S-8 filed with the Commission on February 5, 2003.

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 and incorporated herein by reference to the Report on Form 10-Q filed with the Commission on November 8, 2004.

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 and incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B, filed with the Commission on September 6, 2005.

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 and incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B filed with the Commission on April 19, 2007.

4.1	Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc. and the Administrators incorporated herein by reference to the Current Report on Form 8-K filed on March 29, 2007.

4.2	Indenture, dated March 22, 2007, between Nara Bancorp, Inc. and Wilmington Trust Company incorporated herein by reference to the Current Report on Form 8-K filed on March 29, 2007.

4.3	Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company incorporated herein by reference to the Current Report on Form 8-K filed on March 29, 2007.

10.1	Employment Agreement among Nara Bancorp, Inc., Nara Bank, and Min J. Kim, dated April 3, 2007, and effective April 11, 2007 incorporated herein by reference to the Current Report on Form 8-K filed on April 17, 2007.

10.2	Nara Bancorp, Inc. 2007 Equity Incentive Plan effective May 31, 2007, as amended on July 25, 2007, incorporated by reference to the Current Report on Form 8-K filed on July 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002