Form 10-Q
period 2007-09-30
NARA BANCORP INC
filed 2007-11-07
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of October 30, 2007, there were 26,193,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,936	$36,300
Federal funds sold	2,000	44,500

Total cash and cash equivalents	29,936	80,800
Securities available for sale, at fair value	237,626	162,851
Securities held to maturity, at amortized cost ( fair value: December 31, 2006 - $1,002)	—	1,000
Loans held for sale, at the lower of cost or market	20,626	15,162
Loans receivable, net of allowance for loan losses (September 30, 2007 - $19,431 ; December 31, 2006 - $19,112)	1,939,262	1,695,753
Federal Reserve Bank stock, at cost	2,253	2,253
Federal Home Loan Bank of San Francisco (FHLB) stock, at cost	11,802	7,505
Premises and equipment, net	11,476	11,941
Accrued interest receivable	10,257	8,974
Deferred tax assets, net	14,162	16,210
Customers’ liabilities on acceptances	8,089	7,565
Cash surrender value of life insurance	22,695	15,113
Goodwill	2,347	2,347
Other intangible assets, net	2,406	2,899
Other assets	31,562	16,612

Total assets	$2,344,499	$2,046,985

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) September 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest-bearing	$370,100	$407,519
Interest-bearing:
Money market and other	266,039	184,199
Savings deposits	147,987	141,611
Time deposits of $100,000 or more	869,879	768,727
Other time deposits	160,458	210,179

Total deposits	1,814,463	1,712,235
Borrowings from Federal Home Loan Bank	240,000	76,000
Accrued interest payable	11,445	8,258
Acceptances outstanding	8,089	7,565
Subordinated debentures	39,268	39,268
Other liabilities	18,607	17,032

Total liabilities	2,131,872	1,860,358
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,193,672 and 26,107,672 shares at September 30, 2007 and December 31, 2006, respectively	26	26
Capital surplus	79,596	77,939
Retained earnings	134,874	111,978
Accumulated other comprehensive loss, net	(1,869)	(3,316)

Total stockholders’ equity	212,627	186,627

Total liabilities and stockholders’ equity	$2,344,499	$2,046,985

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)		(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$42,752	$37,818	$121,285	$105,399
Interest on securities	2,613	2,340	6,771	6,284
Interest on federal funds sold and other investments	201	470	1,378	2,723

Total interest income	45,566	40,628	129,434	114,406

INTEREST EXPENSE:
Interest on deposits	17,613	14,799	50,815	40,312
Interest on subordinated debentures	827	868	2,498	2,484
Interest on other borrowings	1,991	535	4,041	1,212

Total interest expense	20,431	16,202	57,354	44,008

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	25,135	24,426	72,080	70,398
PROVISION FOR LOAN LOSSES	1,550	1,170	3,880	2,392

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,585	23,256	68,200	68,006

NON-INTEREST INCOME:
Service fees on deposit accounts	1,841	1,471	5,146	4,528
International service fees	597	726	1,966	2,027
Loan servicing fees, net	487	454	1,452	1,395
Wire transfer fees	335	339	1,021	1,046
Other income and fees	453	432	1,132	1,091
Net gains on sales of SBA loans	1,659	922	4,616	3,735
Net gains on sales of other loans	518	—	1,272	—

Total non-interest income	5,890	4,344	16,605	13,822

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,298	6,346	20,735	20,240
Occupancy	2,155	1,993	6,339	5,727
Furniture and equipment	699	562	2,008	1,630
Advertising and marketing	456	421	1,602	1,697
Data processing and communications	798	1,029	2,622	3,000
Professional fees	541	815	2,436	2,275
Other	2,638	1,855	6,852	5,711

Total non-interest expense	14,585	13,021	42,594	40,280

INCOME BEFORE INCOME TAXES	14,890	14,579	42,211	41,548
INCOME TAXES	6,108	5,910	17,351	17,099

NET INCOME	$8,782	$8,669	$24,860	$24,449

TOTAL COMPREHENSIVE INCOME	$10,531	$10,750	$26,307	$24,125

EARNINGS PER SHARE
Basic	$0.34	$0.33	$0.95	$0.95
Diluted	0.33	0.33	0.94	0.93

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED September 30, 2007 AND 2006

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) , net	Comprehensive Income
	(Dollars in thousands)
BALANCE, JANUARY 1, 2006	25,444,442	$25	$69,451	$81,016	$(3,738)
Stock options exercised	656,230	1	4,228
Tax benefit from stock options exercised			2,661
Stock-based compensation			980
Cash dividends declared ($0.0825 per share)				(2,127)
Comprehensive income:
Net income				24,449		$24,449
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(317)	(317)
Change in unrealized gain (loss) on interest-only strip, net of tax					(15)	(15)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					8	8

Total comprehensive income						$24,125

BALANCE, September 30, 2006	26,100,672	$26	$77,320	$103,338	$(4,062)

BALANCE, JANUARY 1, 2007	26,107,672	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EITF No.06-5				194
Stock options exercised	86,000		500
Stock-based compensation			1,157
Cash dividends declared ($0.0825 per share)				(2,158)
Comprehensive income:
Net income				24,860		$24,860
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					461	461
Change in unrealized gain (loss) on interest-only strip, net of tax					(21)	(21)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					1,007	1,007

Total comprehensive income						$26,307

BALANCE, September 30, 2007	26,193,672	$26	$79,596	$134,874	$(1,869)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,860	$24,449
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	2,358	3,427
Stock-based compensation expense	1,157	980
Provision for loan losses	3,880	2,392
Proceeds from sales of loans	106,202	60,756
Originations of loans held for sale	(107,050)	(55,574)
Net gains on sales of loans	(5,888)	(3,735)
Net gains on sales of securities available for sale	(3)	—
Net change in cash surrender value of life insurance	(707)	(360)
Net losses (gains) on sales of premises and equipment	(3)	17
FHLB stock dividends	(307)	(249)
Change in accrued interest receivable	(1,283)	(805)
Change in other assets	(7,780)	(2,151)
Change in accrued interest payable	3,187	1,178
Change in other liabilities	3,255	(3,113)

Net cash from operating activities	21,878	27,212

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(278,089)	(209,148)
Proceeds from sale of commercial real estate loans	31,972	—
Purchase of premises and equipment	(1,447)	(4,986)
Purchase of investment securities available for sale	(98,446)	(38,650)
Proceeds from disposition of equipment	63	48
Proceeds from matured or called investment securities held to maturity	1,000	—
Proceeds from matured or called investment securities available for sale	18,500	12,327
Proceeds from matured term federal funds sold	—	7,000
Purchase of Federal Reserve Bank Stock	—	(450)
Purchase of Federal Home Loan Bank Stock	(3,990)	(690)
Purchase of bank owned life insurance	(6,875)	—

Net cash from investing activities	(337,312)	(234,549)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	102,228	122,831
Payment of cash dividend	(2,158)	(2,108)
Proceeds from FHLB borrowings	199,000	50,000
Repayment of FHLB borrowings	(35,000)	—
Redemption of subordinated debentures	(8,000)	—
Issuance of subordinated debentures	8,000	—
Tax benefit from stock options exercised	—	2,661
Proceeds from stock options exercised	500	4,228

Net cash from financing activities	264,570	177,612

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50,864)	(29,725)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,800	66,024

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,936	$36,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$54,167	$42,830
Income taxes paid	$18,029	$18,043
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$4	$81
Transfer from loans held for sale to loans receivable	$—	$6,534
Transfer from loans receivable to loans held for sale	$30,700	$—
Future settlements of investments sold	$5,935	$—

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, as a bank holding company. Headquartered in Los Angeles, California, we offer a full range of commercial banking and certain consumer financial services through our wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). Nara Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005, with branches in California and New York as well as Loan Production Offices in California, Washington, Georgia, Illinois, New Jersey, Virginia, Texas and Nevada.

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

The condensed consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, principally Nara Bank. All inter company transactions and balances have been eliminated in consolidation.

We believe that we have made all adjustments necessary to fairly present our financial position at September 30, 2007 and the results of our operations for the three and nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

ISOs, SARs and NQSOs have vesting periods not less than three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period not less than one year for performance-based awards and not less than three years from the date of grant for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period.

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

Upon the approval of the 2007 plan, 230,000 shares, which were available for future grants under the 2000 Plan, were used in the 2007 plan and 18,130 shares were canceled. The Company authorized 1,300,000 shares under the 2007 plan and 1,300,000 shares were available for future grants as of September 30, 2007.

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

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	—	4.9%
Expected option life (years)	—	6.5 years
Expected stock price volatility	—	40.2%
Dividend yield	—	0.6%
Weighted average fair value of options granted during the period	—	$8.03

For the nine months ended September 30, 2007, no stock options were granted.

A summary of stock option activity under the Plan for the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2007	1,390,250	$11.87
Granted	—	—
Exercised	(86,000)	5.81
Forfeited/canceled	(8,000)	8.64

Outstanding - September 30, 2007	1,296,250	$12.30	6.55	$5,328,850

Options exercisable - September 30, 2007	834,783	$10.90	5.93	$4,364,078

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was $1,010,000 and $7,910,000, respectively. The tax benefit realized for options exercised for the nine months ending September 30, 2007 and 2006 was $0 and $2,661,000, respectively.

A summary of restricted unit activity under the Plan for the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2007	106,090	$18.38
Granted	1,000	19.17
Exercised	—	—
Forfeited/canceled	(12,220)	18.38

Outstanding - September 30, 2007	94,870	$18.39	8.91	$1,481,869

The amount charged against income, before income tax benefit of $135,000 and $98,000, in relation to the stock-based payment arrangements was $384,000 and $333,000 for the three months ending September 30, 2007 and 2006, respectively. The amount charged against income, before income tax benefit of $405,000 and $298,000, in relation to the stock-based payment arrangements was $1,157,000 and $980,000 for the nine months ending September 30, 2007 and 2006, respectively. At September 30, 2007, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $2,579,000, and is expected to be recognized over a weighted average period of 1.5 years. The estimated annual stock-based compensation as of September 30, 2007 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
Remainder of 2007	$381
For the year ended December 31:
2008	1,356
2009	743
2010	99

Total	$2,579

4.	Dividends

On September 14, 2007, we declared a $0.0275 per share cash dividend which was paid on October 12, 2007 to stockholders of record at the close of business on September 28, 2007.

5.	Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and nine months ended September 30, 2007, stock options for 410,000 and 270,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive. For the three and nine months ended September 30, 2006, such antidilutive stock options for 60,000 shares of common stock were not considered in computing diluted earnings per common share. The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2007 and 2006.

	For the three months ended September 30,
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$8,782	26,189,368	$0.34	$8,669	25,949,931	$0.33
Effect of Dilutive Securities:
Stock Options	—	308,405		—	457,254

Diluted EPS	$8,782	26,497,773	$0.33	$8,669	26,407,185	$0.33

	For the nine months ended September 30,
	2007			2006
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$24,860	26,159,584	$0.95	$24,449	25,679,893	$0.95
Effect of Dilutive Securities:
Stock Options	—	355,235		—	567,390

Diluted EPS	$24,860	26,514,819	$0.94	$24,449	26,247,283	$0.93

6.	Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 157 and No. 159 are effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The adoption of these Statements should not have a material effect on our Company’s financial condition and results of operations.

7.	Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Commercial loans	$658,298	$565,759
Real estate loans	1,269,092	1,102,072
Consumer and other loans	33,207	49,201

	1,960,597	1,717,032
Unamortized deferred loan fees, net of cost	(1,904)	(2,167)
Allowance for loan losses	(19,431)	(19,112)

Loans receivable, net	$1,939,262	$1,695,753

Activity in the allowance for loan losses is as follows for the periods indicated:

	(Dollars in thousands)
	Nine months ended September 30,
	2007	2006
Balance, beginning of period	$19,112	$17,618
Provision for loan losses	3,880	2,392
Loan charge-offs	(4,235)	(2,394)
Loan recoveries	674	1,293

Balance, end of period	$19,431	$18,909

At September 30, 2007, December 31, 2006 and September 30, 2006, the Company had classified $6.7 million, $3.1 million and $3.9 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $2.0 million, $1.7 million and $1.4 million, respectively. At September 30, 2007, non-accrual loans totaled $5.5 million compared to $3.3 million at December 31, 2006 and $4.0 million at September 30, 2006. At September 30, 2007, December 31, 2006 and September 30, 2006, there were no loans past due more than 90 days and still accruing interest.

8.	FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco against which the Company may take advances. The borrowing capacity is limited to the Bank’s total eligible loan collateral, which was $567.7 million at September 30, 2007. Collateral eligibility is based on FHLB guidelines and, generally is discounted based on the type of collateral. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At September 30, 2007 and December 31, 2006, real estate secured loans with a carrying amount of $1.11 billion and $967.4 million, respectively, were also pledged as collateral for borrowings from the FHLB. At September 30, 2007, no securities were pledged as collateral. At December 31, 2006, securities with carrying values of approximately $10.4 million were pledged as collateral for borrowings from the FHLB.

At September 30, 2007 and December 31, 2006, FHLB borrowings were $240 million and $76 million with average remaining maturities of 3.9 years and 4.7 years, respectively. $150 million of the advances was putable advances with various putable dates and strike prices. The weighted average interest rate was 4.33% at September 30, 2007 and 4.21% at December 21, 2006. During the nine months ended September 30, 2007, we obtained $199 million in FHLB advances to support our asset growth at a weighted average cost of 4.39% with average remaining maturities of 4.1 years. The cost of our FHLB borrowings as of September 30, 2007 ranged between 3.65% and 5.31%. At September 30, 2007, the Company had a remaining borrowing capacity of $325.4 million.

At September 30, 2007, the contractual maturities for FHLB borrowings were as follows:

Contractual Maturities
(In thousand)
Due within one year	$52,000
Due after one year through five years	89,000
Due after five years through ten years	99,000

$240,000

9.	Subordinated Debentures

At September 30, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at September 30, 2007:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 9/30/07	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	8.84%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	8.21%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	8.64%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	7.34%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

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

10.	Derivative Financial Instruments and Hedging Activities

The Company receives a fixed rate and pays a floating rate under the interest rate swap agreements that the Company has entered into. Except as noted below, the interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the notional amount of $80 million of variable rate loans indexed to Nara Prime at September 30, 2007. At September 30, 2007, the amounts in accumulated other comprehensive loss associated with these cash flow hedges totaled a loss of $529 thousand (net of tax benefit of $353 thousand) and $574 thousand is expected to be reclassified as a reduction of interest income within the next 12 months based on rates in effect at September 30, 2007. As of September 30, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is approximately 5.0 years.

Interest rate swap information at September 30, 2007 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
20,000	H.15 Prime [1]	6.09%	10/09/2007	(9)	—
20,000	H.15 Prime [1]	6.58%	10/09/2009	(314)	(262)
20,000	H.15 Prime [1]	7.03%	10/09/2012	(634)	(515)
7,000	H.15 Prime [1]	6.32%	12/17/2007	(24)	(21)
3,000	H.15 Prime [1]	6.32%	12/17/2007	(10)	—
10,000	H.15 Prime [1]	6.83%	12/17/2009	(118)	(84)

$80,000				$(1,109)	$(882)

1.	Prime Rate is based on Federal Reserve statistical release H.15

Due to pay-offs of underlying loans (i.e. Nara Prime indexed loans) that were being hedged, causing the balance of such loans to fall below the notional amount of the swaps, that portion of the swaps no longer qualified as a “Cash Flow Hedge.” Accordingly, changes in the value of this portion of the swaps directly flow through the income statement. We recognized losses due to such changes in 2006. During the nine months of 2007, we continued to experience pay-offs of those underlying loans and additional loss was recognized through the income statement. The Bank continues to focus on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance.

The realized gain (loss) on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $(13) thousand and $40 thousand for the three months ended September 30, 2007 and 2006, respectively. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $135 thousand and $43 thousand for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007 and 2006, interest expense recorded on swap transactions totaled $1.1 million and $878 thousand, respectively. At September 30, 2007, we pledged real estate loans of approximately $4.1 million as collateral to the interest rate swap counterparties.

In August 2006, we purchased an interest rate cap with a notional amount of $100 million, which is tied to monthly resetting 3-month LIBOR and which matures on November 16, 2007. The interest rate cap, which was purchased to protect against an increase in interest payments in one of our money market products due to an increase in 3-month LIBOR, to which the money market account was tied. The premium cost was $185 thousand, which is being amortized over the life of the cap. Amortized expense was $36 thousand and $108 thousand for the three months and nine months ended September 30, 2007, respectively. We receive payments from the counterparty if 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid.

As long as the interest rate caps are considered “effective” in hedging the cash flows of designated liabilities, the difference in the value between the amortized cost and the fair market of the interest rate caps is recorded in other comprehensive income (loss) (OCI), net of tax. However, if a portion of the interest rate caps becomes “ineffective” in hedging the cash flows of the designated liabilities, the difference in the value between the amortized cost and the fair market of a respective portion of such interest rate caps is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

The amortized cost and the fair market value of interest rate caps were $24 thousand and $5 thousand, respectively, at September 30, 2007. The total balance of underlying money market deposits has continued to decrease to $22.0 million at September 30, 2007. As a result, $2 thousand (net of tax benefit of $1 thousand) was recorded as an OCI loss and $25 thousand was recorded as a gain in the income statement for the nine months of 2007 from discontinued hedge positions of the interest rate cap.

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

Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Non-interest income and non-interest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on consideration of relative risk and the level of the origination of new loans for the period. We evaluate the overall performance based on profit or loss from operations before income taxes excluding gains and losses that are not expected to reoccur. Future changes in our management structure or reporting methodologies may result in changes to the measurement of our operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2007 and 2006.

Three Months Ended September 30,

(Dollars in thousands)

	Business Segment
2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,013	$1,924	$4,198	$25,135
Less provision for loan losses	910	70	570	1,550
Non-interest income	2,826	639	2,425	5,890

Net revenue	20,929	2,493	6,053	29,475
Non-interest expense	12,285	801	1,499	14,585

Income before income taxes	$8,644	$1,692	$4,554	$14,890

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,781,484	$200,276	$362,739	$2,344,499

2006	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$18,674	$1,877	$3,875	$24,426
Less provision for loan losses	790	—	380	1,170
Non-interest income	2,192	765	1,387	4,344

Net revenue	20,076	2,642	4,882	27,600
Non-interest expense	11,010	684	1,327	13,021

Income before income taxes	$9,066	$1,958	$3,555	$14,579

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,513,529	$157,436	$307,840	$1,978,805

Nine Months Ended September 30,

(Dollars in thousands)

	Business Segment
2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$55,721	$4,799	$11,560	$72,080
Less provision for loan losses	2,410	320	1,150	3,880
Non-interest income	7,335	2,064	7,206	16,605

Net revenue	60,646	6,543	17,616	84,805
Non-interest expense	35,539	2,583	4,472	42,594

Income before income taxes	$25,107	$3,960	$13,144	$42,211

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,781,484	$200,276	$362,739	$2,344,499

2006	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$53,794	$5,521	$11,083	$70,398
Less provision for loan losses	1,527	40	825	2,392
Non-interest income	6,515	2,129	5,178	13,822

Net revenue	58,782	7,610	15,436	81,828
Non-interest expense	33,829	2,440	4,011	40,280

Income before income taxes	$24,953	$5,170	$11,425	$41,548

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,513,529	$157,436	$307,840	$1,978,805

12.	Income Taxes

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

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California as well as various other state income taxes. The Company is no longer subject to examination by federal taxing authorities for years before 2004 and by state taxing authorities for years before 2002. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the beginning retained earnings. The total amount of unrecognized tax benefits was $362 thousand at January 1, 2007 and $323 thousand at September 30, 2007 and is primarily for uncertainties related to income taxes for bad debt charge-offs and California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $362 thousand and $323 thousand at January 1, 2007 and September 30, 2007. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $40 thousand and $39 thousand for the payment of interest and penalties accrued at January 1, 2007 and September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three and nine months ended September 30, 2007. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited consolidated financial statements and notes set forth elsewhere in this Quarterly report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or For the Three Months Ended September 30,		At or For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$45,566	$40,628	$129,434	$114,406
Interest expense	20,431	16,202	57,354	44,008

Net interest income	25,135	24,426	72,080	70,398
Provision for loan losses	1,550	1,170	3,880	2,392

Net interest income after provision for loan losses	23,585	23,256	68,200	68,006
Non-interest income	5,890	4,344	16,605	13,822
Non-interest expense	14,585	13,021	42,594	40,280

Income before income tax provision	14,890	14,579	42,211	41,548
Income tax provision	6,108	5,910	17,351	17,099

Net income	$8,782	$8,669	$24,860	$24,449

Per Share Data:
Earnings per share - basic	$0.34	$0.33	$0.95	$0.95
Earnings per share - diluted	$0.33	$0.33	$0.94	$0.93
Book value (period end)	$8.12	$6.77	$8.12	$6.77
Common shares outstanding	26,193,672	26,100,672	26,193,672	26,100,672
Weighted average shares - basic	26,189,368	25,949,931	26,159,584	25,679,893
Weighted average shares - diluted	26,497,773	26,407,185	26,514,819	26,247,283
Statement of Financial Condition Data - at Period End:
Assets	$2,344,499	$1,978,805	$2,344,499	$1,978,805
Securities available for sale and held to maturity	237,626	201,461	237,626	201,461
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	1,958,693	1,660,321	1,958,693	1,660,321
Deposits	1,814,463	1,649,317	1,814,463	1,649,317
Federal Home Loan Bank borrowings	240,000	81,000	240,000	81,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	212,627	176,622	212,627	176,622

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,258,958	$1,959,562	$2,161,190	$1,914,598
Securities available for sale and held to maturity	209,761	198,214	187,037	186,246
Gross loans, including loans held for sale	1,928,293	1,629,345	1,836,424	1,560,465
Deposits	1,788,099	1,667,730	1,758,393	1,642,357
Stockholders’ equity	208,498	170,273	200,151	160,878
Selected Performance Ratios:
Return on average assets (1)	1.56%	1.77%	1.53%	1.70%
Return on average stockholders’ equity (1)	16.85%	20.36%	16.56%	20.26%
Non-interest expense to average assets (1)	2.58%	2.66%	2.63%	2.81%
Efficiency ratio (2)	47.01%	45.26%	48.03%	47.83%
Net interest margin (3)	4.67%	5.25%	4.67%	5.16%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.98%	10.91%	10.98%	10.91%
Tier 1 risk-based capital ratio	11.67%	12.09%	11.67%	12.09%
Total risk-based capital ratio	12.60%	13.17%	12.60%	13.17%
Asset Quality Ratios:
Allowance for loan losses to gross loans	0.99%	1.14%	0.99%	1.14%
Allowance for loan losses to non-performing loans	353.87%	474.74%	353.87%	474.74%
Total non-performing assets to total assets (6)	0.26%	0.23%	0.26%	0.23%

(1)	Calculations are based on annualized net income.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Non-performing assets include non-accrual loans, other real estate owned, and restructured loans.

Results of Operations

Overview

During the nine months ended September 30, 2007, we continued to maintain growth in our total assets supported by growth in deposits and borrowings. Our total assets grew by 15%, or $297.5 million, to $2.34 billion at September 30, 2007 from $2.05 billion at December 31, 2006. The increase in total assets for the period was primarily due to growth in our loans funded by increases in deposits and Federal Home Loan Bank borrowings. The loan growth during the nine months ended September 30, 2007 continued to be dominated by real estate loans, and deposit growth was primarily in money market and jumbo time deposits.

Our net income was $8.8 million for the three months ended September 30, 2007 compared to $8.7 million for the three months ended September 30, 2006. Net interest income was slightly higher by 3% during the three months ended September 30, 2007 compared to the same period in 2006. The increase in loan loss provision during the three months ended September 30, 2007 compared to the same period in 2006 partially offset the increase in net interest income, resulting in a 1% increase in net interest income after loan loss provision. The increase in non-interest income was offset by an increase in non-interest expense during those comparable periods.

Our net income was $24.9 million for the nine months ended September 30, 2007 and represents a 2% increase from $24.4 million for the nine months ended September 30, 2006. The increase was primarily due to a $1.7 million increase in net interest income and a $2.8 million increase in non-interest income due in part to higher net gains on sales of SBA and other loans, partially offset by higher loan loss provisions and increased non-interest expense.

Net income

Our net income for the three months ended September 30, 2007 was $8.8 million, or $0.33 per diluted share, compared to $8.7 million, or $0.33 per diluted share, for the same period of 2006, representing an increase of $113 thousand or 1%. The net income for the nine months ended September 30, 2007 was $24.9 million, or $0.94 per diluted share, compared to $24.4 million, or $0.93 per diluted share for the same period of 2006. The increase in net income for the nine month period resulted primarily from a $1.7 million increase in net interest income and an increase in non-interest income, partially offset by an increase in non-interest expense and increased provisions for loan losses.

The annualized return on average assets was 1.56% for the third quarter of 2007, compared to 1.77% for the same period of 2006. The annualized return on average equity was 16.85% for the third quarter of 2007, compared to 20.36% for the same period of 2006. The efficiency ratio was 47.01% for the third quarter of 2007 compared with 45.26% for the same period of 2006.

The annualized return on average assets was 1.53% for the nine months ended September 30, 2007, compared to 1.70% for the same period of 2006. The annualized return on average equity was 16.56% for the nine months ended September 30, 2007, compared to 20.26% for the same period of 2006. The efficiency ratio was 48.03% for the nine months ended September 30, 2007 compared with 47.83 % for the same period of 2006.

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

Net interest income before provision for loan losses was $25.1 million for the third quarter ended September 30, 2007, an increase of $709 thousand, or 3%, compared to net interest income of $24.4 million for the same quarter of 2006. This increase was primarily due to an increase in average interest earning assets, which increased $289.8 million, or 16%, to $2.15 billion for the third quarter of 2007 from $1.86 billion for the same quarter of 2006. This increase was attributable to loan growth.

Net interest income before provision for loan losses was $72.1 million for the nine months ended September 30, 2007, an increase of $1.7 million, or 2%, compared to net interest income of $70.4 million for the same period of 2006. This increase was primarily due to an increase in average interest earning assets, which increased $237.6 million, or 13%, to $2.06 billion for the nine months ended September 30, 2007 from $1.82 billion for the same period of 2006. This increase was primarily attributable to loan growth. Average gross loans to average interest earning assets increased to 89% during the third quarter of 2007 compared to 86 % during the same period of 2006.

Interest income for the third quarter of 2007 was $45.6 million, which represented an increase of $4.9 million or 12% over interest income of $40.6 million for the same quarter of 2006. The increase was the result of a $6.6 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) offset by a $1.6 million decrease in interest income due to a decrease in the average yield earned on those average interest-earning assets (rate change).

Interest income for the nine months of 2007 was $129.4 million, which represented an increase of $15.0 million, or 13%, over interest income of $114.4 million for the same period of 2006. The increase was the result of a $16.8 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change) and a $1.8 million decrease in interest income due to a decrease in the average yield earned on those average interest-earning assets (rate change).

Interest expense for the third quarter of 2007 was $20.4 million, an increase of $4.2 million, or 26%, compared to interest expense of $16.2 million for the same quarter of 2006. The increase was the result of a $3.1 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $1.2 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Interest expense for the nine months of 2007 was $57.4 million, an increase of $13.3 million or 30% compared to interest expense of $44.0 million for the same period of 2006. The increase was the result of a $6.8 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change) and a $6.6 million increase in interest expense due to an increase in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

The weighted average yield on average interest-earning assets decreased to 8.47% for the third quarter of 2007, compared to 8.73% for the same quarter of 2006, a 26 basis point decrease. The decrease was primarily due to the lower yield on loans during the third quarter of 2007 compared to the same period of 2006. During the third quarter of 2007, the yield on loans was 8.87% compared to 9.28% for the same quarter of 2006. This decrease is primarily due to an increase in fixed rate loans as a percentage of the loan portfolio that yield lower rates, and a lower spread to the variable rate loan index in 2007 compared to 2006.

The weighted average cost of interest-bearing liabilities increased to 5.00% for the third quarter of 2007 from 4.74% for the same quarter of 2006, a 26 basis point increase, primarily due to an increase in the volume of money market accounts and time deposits at higher rates from deposit campaign initiated during the fourth quarter of 2006, which continued in 2007.

The resulting net interest margin was 4.67% for the third quarter of 2007 compared with 5.25% for the same quarter of 2006. The compression in net interest margin was caused, in part, by an increase in lower yielding fixed rate loans in the portfolio, and the increase in the cost of interest-bearing liabilities led by the heavier reliance on higher-cost deposits such as money market and time deposits. The weighted average cost of total deposits, including non-interest bearing deposits, for the third quarter of 2007 was 3.94% compared to 3.55% for the same quarter of 2006, a 39 basis point increase. Comparing third quarter 2007 with the same period in 2006, interest income increased 12%, however interest expense increased 26%.

Included in interest income were fees received on early loan pay-offs. Such fees amounted to $654 thousand and $618 thousand for the three months ended September 30, 2007 and 2006, respectively. Excluding such fee, the net interest margins for the three months ended September 30, 2007 and 2006 were 4.55% and 5.11%, respectively. These fees are unpredictable and will cause fluctuations in our margins from period to period.

The weighted average yield on average interest-earning assets was 8.39% for the nine months ended September 30, 2007 compared with 8.38% for the same period of 2006. The weighted average prime rate for the nine months ended September 30, 2007 was 8.23% compared to 7.86% during the same period of 2006. Despite the higher prime rate during 2007, the loan yield decreased to 8.81% for the nine months ended September 30, 2007 from 9.01% for the same period in 2006. This decrease was primarily due to an increase in the percentage of fixed rate loans in the portfolio that yield lower rates. At September 30, 2007, total fixed rate loans accounted for 48% of the total loan portfolio, compared to 35% at September 30, 2006. The weighted average cost of interest-bearing liabilities to 4.95% for the nine months ended September 30, 2007 from 4.37% for the same period of 2006, a 58 basis point increase, primarily due to the increase in interest rates paid as competition for deposits intensified.

The resulting net interest margin was 4.67% for the nine months ended September 30, 2007, compared to 5.16% for the same period of 2006. The compression in net interest margin was caused by the increase in lower yielding fixed rate loans in the loan portfolio and the increase in the cost of interest-bearing liabilities. The weighted average cost of total deposits, including non-interest bearing deposits, for the nine months ended September 30, 2007 was 3.85% compared to 3.27% for the same period of 2006, a 58 basis point increase. Comparing the nine months ended September 30, 2007 with the same period in 2006, interest income increased 13%, however interest expense increased 30%.

Included in interest income were fees received on early loan pay-offs. Such fees amounted to $1.3 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively. Excluding such fee, net interest margins for the nine months ended September 30, 2007 and 2006 were 4.58% and 5.07%, respectively. These fees are unpredictable and will cause fluctuations in our margins from period to period.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,928,293	$42,752	8.87%	$1,629,345	$37,818	9.28%
Other investments	11,876	174	5.86%	9,625	133	5.53%
Securities(3)	209,761	2,613	4.98%	198,214	2,340	4.72%
Federal funds sold	2,185	27	4.94%	25,120	337	5.37%

Total interest earning assets	$2,152,115	$45,566	8.47%	$1,862,304	$40,628	8.73%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$265,416	$2,874	4.33%	$214,661	$1,946	3.63%
Savings	147,134	1,425	3.87%	138,722	1,086	3.13%
Time certificates of deposit	1,007,228	13,314	5.29%	930,760	11,767	5.06%
FHLB borrowings	178,205	1,991	4.47%	45,171	535	4.74%
Subordinated debentures	37,564	827	8.81%	37,192	868	9.34%

Total interest bearing liabilities	$1,635,547	$20,431	5.00%	$1,366,506	$16,202	4.74%

NON-INTEREST BEARING DEPOSITS:	$368,321			$383,587

Net interest income		$25,135			$24,426

Net interest margin			4.67%			5.25%
Net interest margin, excluding loan prepayment fee income(4)			4.55%			5.11%
Net interest spread (including effect of non-interest bearing deposits)			4.39%			5.03%
Average interest-earning assets to average interest-bearing liabilities			131.58%			136.28%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Loan prepayment fee income excluded was $654 thousand and $618 thousand for the three months ended September 30, 2007 and 2006, respectively.

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) (2)	$1,836,424	$121,285	8.81%	$1,560,465	$105,399	9.01%
Other investments	10,752	441	5.47%	9,093	367	5.38%
Securities(3)	187,037	6,771	4.83%	186,246	6,284	4.50%
Federal funds sold	23,912	937	5.22%	64,769	2,356	4.85%

Total interest earning assets	$2,058,125	$129,434	8.39%	$1,820,573	$114,406	8.38%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$233,144	$7,163	4.10%	$214,294	$5,214	3.24%
Savings	143,777	3,967	3.68%	136,492	3,013	2.94%
Time certificates of deposit	1,006,968	39,685	5.25%	919,438	32,085	4.65%
FHLB borrowings	123,832	4,041	4.35%	35,816	1,212	4.51%
Subordinated debentures	37,558	2,498	8.87%	37,183	2,484	8.91%

Total interest bearing liabilities	$1,545,279	$57,354	4.95%	$1,343,223	$44,008	4.37%

NON-INTEREST BEARING DEPOSITS:	$374,504			$372,133

Net interest income		$72,080			$70,398

Net interest margin			4.67%			5.16%
Net interest margin, excluding loan prepayment fee income(4)			4.58%			5.07%
Net interest spread (including effect of non-interest bearing deposits)			4.41%			4.96%
Average interest-earning assets to average interest-bearing liabilities			133.19%			135.54%

*	Annualized

(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loan held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Loan prepayment fee income excluded was $1.3 million and $1.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	Three months ended September 30, 2007 over September 30, 2006
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$4,934	$(1,755)	$6,689
Interest on other investments	41	8	33
Interest on securities	273	133	140
Interest on federal funds sold	(310)	(25)	(285)

Total interest income	$4,938	$(1,639)	$6,577

INTEREST EXPENSE :
Interest on demand deposits	$928	$419	$509
Interest on savings	339	270	69
Interest on time certificates of deposit	1,547	552	995
Interest on FHLB borrowings	1,456	(32)	1,488
Interest on subordinated debentures	(41)	(50)	9

Total interest expense	$4,229	$1,159	$3,070

Net Interest Income	$709	$(2,798)	$3,507

	Nine months ended September 30, 2007 over September 30, 2006
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$15,886	$(2,386)	$18,272
Interest on other investments	74	6	68
Interest on securities	487	460	27
Interest on federal funds sold	(1,419)	169	(1,588)

Total interest income	$15,028	$(1,751)	$16,779

INTEREST EXPENSE :
Interest on demand deposits	$1,949	$1,460	$489
Interest on savings	954	786	168
Interest on time certificates of deposit	7,600	4,378	3,222
Interest on FHLB borrowings	2,829	(45)	2,874
Interest on subordinated debentures	14	(11)	25

Total interest expense	$13,346	$6,568	$6,778

Net Interest Income	$1,682	$(8,319)	$10,001

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

We recorded $1.6 million in provision for loan losses during the third quarter of 2007 compared to $1.2 million in the same quarter of 2006. We recorded $3.9 million in provision for loan losses during the nine months ended September 30, 2007 compared to $2.4 million in the same period of 2006. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the factors mentioned above, as well as the growth experienced in our loan portfolio, the level of our net charge-offs, the quality of the loans, and the level of non-performing, classified and special mention loans. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at September 30, 2007. See Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from letter of credit operations, and net gains on sales of small business administration (“SBA”) loans.

Non-interest income for the third quarter of 2007 was $5.9 million compared to $4.3 million for the same quarter of 2006, an increase of $1.6 million primarily due to an increase in net gains on sales of SBA and other commercial real estate loans. Net gains on sales of SBA loans increased $737 thousand, or 80%, to $1.7 million for the third quarter of 2007, compared to $922 thousand for the same quarter of 2006. During the third quarter of 2007, we originated $58.5 million in SBA loans, compared to $23.3 million during the same quarter of 2006, of which a substantial portion of the loans were either sold or held for sale. During the third quarter of 2007, we sold $43.1 million, compared to $15.4 million during the same quarter of 2006. The net realized gain on SBA loan sales for the third quarter of 2007 was 3.85% of the gross loans sold, compared to 6.0% during the third quarter of 2006. The decrease was primarily due to a decrease in premium received from the sale of SBA loans. The premium received on sales of SBA loans decreased to 6.2% for the third quarter of 2007 from 7.4% for the same period in 2006 due primarily to market expectations of faster prepayments. During the third quarter of 2007, we also recognized $518 thousand in gain from the sale of $12.0 million in commercial real estate loans. Service fees on deposit accounts increased $370 thousand, or 25%, to $1.8 million for the third quarter of 2007, compared to $1.5 million for the same quarter of 2006, primarily due to a new fee structure put in place for certain deposit accounts.

Non-interest income for the nine months ended September 30, 2007 was $16.6 million, compared to $13.8 million for the same period of 2006, primarily due to an increase in service fees on deposit accounts and gains on sales of SBA and commercial real estate loans. Service fees on deposit increased $618 thousand, or 14%, to $5.1 million for the nine months of 2007, compared to $4.5 million for the same period of 2006. The increase was primarily due to the new fee structure put in place for certain accounts as mentioned above. A total of $881 thousand and $1.3 million was recognized as gains on sales of SBA and commercial real estate loans during the first nine months of 2007.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2007	September 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,841	$1,471	$370	25%
International service fees	597	726	(129)	-18%
Loan servicing fees, net	487	454	33	7%
Wire transfer fees	335	339	(4)	-1%
Other income and fees	453	432	21	5%
Net gains on sales of SBA loans	1,659	922	737	80%
Net gains on sales of other loans	518	—	518	100%

Total non-interest income	$5,890	$4,344	$1,546	36%

	Nine Months Ended		Increase (Decrease)
	September 30, 2007	September 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,146	$4,528	$618	14%
International service fees	1,966	2,027	(61)	-3%
Loan servicing fees, net	1,452	1,395	57	4%
Wire transfer fees	1,021	1,046	(25)	-2%
Other income and fees	1,132	1,091	41	4%
Net gains on sales of SBA loans	4,616	3,735	881	24%
Net gains on sales of other loans	1,272	—	1,272	100%

Total non-interest income	$16,605	$13,822	$2,783	20%

Non-interest Expense

Non-interest expense for the third quarter of 2007 was $14.6 million compared to $13.0 million for the same quarter of 2006, an increase of $1.6 million or 12%. Salaries and employee benefits increased 15% to $7.3 million during the third quarter of 2007, compared to $6.3 million for the same quarter of 2006. The increase was primarily due to an increase in salaries and bonus accruals. Occupancy expense for the third quarter of 2007 increased to $2.2 million compared to $2.0 million for the same period of 2006, an increase of $162 thousand or 8%. The increase is primarily due to lease renewals at higher lease rates and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 24% to $699 thousand for the third quarter of 2007 compared to $562 thousand for the same quarter last year. This increase was primarily due to higher amortization and depreciation expenses related to purchases for the new corporate headquarters and IT related equipment purchased to support and enhance our technology for better service to our customers and for better efficiency.

Data processing and communications expense decreased $231 thousand or 22% as closed accounts were purged during the third quarter of 2007, reducing per item costs; the use of an in-house check imaging system; and the closing of unused telephone lines. Professional fees decreased $274 thousand or 34% to $541 thousand for the third quarter of 2007, compared to $815 thousand for the same quarter of 2006. The higher professional fees during the third quarter of 2006 were primarily due to engaging consulting firms for various projects, including MOU compliance and the CEO search. Other expenses increased $783 thousand, or 42%, to $2.6 million for the third quarter of 2007, primarily due to settlement expenses related to the arbitration matter, which cost approximately $668 thousand. Also included in other expenses, FDIC insurance premiums increased $151 thousand or 87% to $324 thousand for the third quarter of 2007 compared to $173 thousand for the same quarter of 2006. This increase was a result of an increased insurance assessment change effective in 2007 from three cents to ten cents per $100 in domestic deposits, until July 12, 2007, at which time the assessment decreased to five cents per $100 in domestic deposits, due to the termination of the Memorandum of Understanding.

Non-interest expense for the nine months of 2007 was $42.6 million compared to $40.3 million for the same period of 2006, an increase of $2.3 million, or 6%. Salaries and employee benefits increased 2% to $20.7 million during the nine months of 2007, compared to $20.2 million for the same period of 2006. This increase in salaries and employee benefits expense is primarily due to increases in salaries and stock compensation expenses. In addition, included in expense during the nine months of 2007 was the reversal of a $600 thousand contingent liability accrual established during 2002 related to a past compensation matter for which we determined that no liability existed based on stipulations made during the arbitration process discussed above. Excluding this item, salaries and employee benefits expense would have increased by $1.1 million or 5% over the same period last year.

Occupancy expense for the nine months of 2007 increased to $6.3 million compared to $5.7 million for the same period of 2006, an increase of $612 thousand, or 11%. The increase is primarily due to lease renewals at higher lease rates for four branches and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 23% to $2.0 million for the nine months of 2007 compared to $1.6 million for the same period last year. This increase was due to our new branch set-up, depreciation and amortization expenses related to purchases for the new corporate headquarters and IT related equipment purchased to support and enhance our technology for better service to our customers and for better efficiency.

Professional fees increased $161 thousand or 7% to $2.4 million for the nine months of 2007, compared to $2.3 million for the same period of 2006. This increase is primarily due to legal expenses related to the arbitration matter which cost approximately $1.0 million during the nine months of 2007. Other expenses increased $1.1 million, or 20%, to $6.9 million for the nine months of 2007, primarily due to an increase in settlement expenses related to the arbitration matter which cost approximately $668 thousand. Included in other expenses, FDIC insurance premiums increased $480 thousand or 97% to $977 thousand for the nine months of 2007 compared to $497 thousand for the same period of 2006. This increase was a result of an increased insurance assessment change effective in 2007 from three cents to ten cents per $100 in domestic deposits, until July 12, 2007, at which time the assessment decreased to five cents per $100 in domestic deposits, due to the termination of the Memorandum of Understanding.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2007	September 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,298	$6,346	$952	15%
Occupancy	2,155	1,993	162	8%
Furniture and equipment	699	562	137	24%
Advertising and marketing	456	421	35	8%
Data processing and communications	798	1,029	(231)	-22%
Professional fees	541	815	(274)	-34%
Other	2,638	1,855	783	42%

Total non-interest expense	$14,585	$13,021	$1,564	12%

	Nine Months Ended		Increase (Decrease)
	September 30, 2007	September 30, 2006	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$20,735	$20,240	$495	2%
Occupancy	6,339	5,727	612	11%
Furniture and equipment	2,008	1,630	378	23%
Advertising and marketing	1,602	1,697	(95)	-6%
Data processing and communications	2,622	3,000	(378)	-13%
Professional fees	2,436	2,275	161	7%
Other	6,852	5,711	1,141	20%

Total non-interest expense	$42,594	$40,280	$2,314	6%

Provision for Income Taxes

Income taxes were $6.1 million and $5.9 million for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the quarters ended September 30, 2007 and 2006 was 41.02% and 40.54%, respectively. During the third quarter of 2006, certain tax contingencies were resolved resulting in a reduction in deferred tax liabilities and tax expense. Income taxes were $17.4 million and $17.1 million for the nine months ended September 30, 2007 and 2006 with an effective rate of 41.11% and 41.15%, respectively.

Financial Condition

At September 30, 2007, our total assets were $2.34 billion, an increase of $297.5 million or 15% from $2.05 billion at December 31, 2006. The growth was primarily due to increases in our loan portfolio funded by growth in our deposits and borrowings.

Loan Portfolio

As of September 30, 2007, our gross loans (net of deferred loan fees and costs) increased by $243.8 million or 14% to $1.96 billion from $1.71 billion at December 31, 2006. Commercial loans, which include domestic commercial, international trade finance and SBA loans, at September 30, 2007 increased by $92.5 million, or 16%, to $658.3 million from $565.8 million at December 31, 2006. Real estate loans increased by $167.0 million, or 15%, to $1.27 billion at September 30, 2007 from $1.10 billion at December 31, 2006.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$658,298	33%	$565,759	33%
Real estate loans	1,269,092	65%	1,102,072	64%
Consumer and other loans	33,207	2%	49,201	3%

Gross loans outstanding	1,960,597	100%	1,717,032	100%
Unamortized deferred loan fees, net of costs	(1,904)		(2,167)
Allowance for loan losses	(19,431)		(19,112)

Loans receivable, net	$1,939,262		$1,695,753

We normally do not extend lines of credit and make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to the renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Loan commitments	$239,893	$214,685
Standby letters of credit	13,972	12,786
Other commercial letters of credit	21,984	27,146

	$275,849	$254,617

At September 30, 2007, our nonperforming assets (non accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned) were $6.1 million, an increase of $2.5 million, or 71%, from $3.6 million at December 31, 2006. The increase was primarily due to an increase in non-accrual loans. Nonperforming assets to total assets was 0.26% and 0.17% at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, nonperforming loans were $5.5 million, an increase of $2.2 million, from $3.3 million at December 31, 2006. The increase in non accrual loans was primarily due to two borrowing relationships aggregating $2.9 million, collateralized by a hotel property, and a gas station. These loans were placed on non-accrual during the first quarter of 2007. One loan for $1.3 million was put on an interest-only workout for six months during the second quarter of 2007 and has been paying as agreed, and the other loan for $1.6 million is currently in process of a similar workout arrangement with guarantors of the loan. No loss in anticipated on either loan. At September 30, 2007, nonperforming loans to total gross loans was 0.28% compared to 0.19% at December 31, 2006.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$5,491	$3,271
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	5,491	3,271
Other real estate owned	—	—
Restructured loans	621	298

Total Nonperforming Assets	$6,112	$3,569

Nonperforming loans to total gross loans	0.28%	0.19%
Nonperforming assets to total assets	0.26%	0.17%

Allowance for Loan Losses

The allowance for loan losses was $19.4 million at September 30, 2007, compared to $19.1 million at December 31, 2006 and $18.9 million at September 30, 2006. We recorded a provision for loan losses of $3.9 million for the nine months ended September 30, 2007 compared to $2.4 million for the same period of 2006. The allowance for loan losses was 0.99% of gross loans at September 30, 2007, 1.11% at December 31, 2006 and 1.14% at September 30, 2006. Total watch list loans, at September 30, 2007, consisting of special mention and classified loans were $10.6 million, compared to $9.7 million at December 31, 2006.

We believe the allowance for loan losses as of September 30, 2007 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

The following table provides a breakdown of the allowance for loan losses by category of loans at September 30, 2007 and December 31, 2006:

	Allocation of Allowance for Loan Losses
	September 30, 2007		December 31, 2006
(Dollars in thousands)
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
Real estate	$13,436	65%	$12,740	64%
Commercial	5,237	33%	5,579	33%
Consumer	708	2%	759	3%
Unallocated	50	N/A	34	N/A

Total allowance	$19,431	100%	$19,112	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2007	2006
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,836,424	$1,560,465

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$1,958,693	$1,660,321

ALLOWANCE:
Balance-beginning of period	$19,112	$17,618
Less: Loan charge-offs:
Commercial	3,542	1,549
Real estate	—	—
Consumer	693	845

Total loan charge-offs	4,235	2,394

Plus: Loan Recoveries
Commercial	516	918
Real estate	—	—
Consumer	158	375

Total loan recoveries	674	1,293

Net loan charge-offs	3,561	1,101
Provision for loan losses	3,880	2,392

Balance-end of period	$19,431	$18,909

Net loan charge-offs to average gross loans *	0.26%	0.09%
Allowance for loan losses to total loans at end of period	0.99%	1.14%
Net loan charge-offs to beginning allowance *	24.84%	8.33%
Net loan charge-offs to provision for loan losses	91.78%	46.03%

*	Annualized

Total loans are net of deferred loan fees and costs of $1,904,000 and $2,769,000 at September 30, 2007 and 2006,

respectively.

Net loan charge-offs during the third quarter of 2007 were $1.2 million, or 0.25 % of average gross loans on an annualized basis, compared to $1.0 million during the second quarter of 2007, compared to $429 thousand, or 0.11% of average loans on an annualized basis for the third quarter of 2006.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115, “Accounting for Certain Investments in Debt and equity Securities.” Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities.” All other securities are classified as “available-for-sale.” We did not own any trading securities at September 30, 2007 or December 31, 2006. Securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, asset-backed securities, agency collateralized mortgage obligations, agency mortgage backed securities, U.S. corporate debt securities and mutual funds. We don not have any securities collateralized by sub-prime residential real estate mortgage.

As of September 30, 2007, we had no securities in the held-to-maturity category and $237.6 million in the available-for-sale category compared to $1.0 million and $162.9 million, respectively at December 31, 2006. The total net unrealized loss on the available-for sale securities at September 30, 2007 was $2.2 million compared to a net unrealized loss of $3.0 million at December 31, 2006. During the nine months ended September 30, 2007, a total of $98.4 million in securities available-for-sale were purchased. There was $3 thousand of net gains on sales of securities available for sale during the period.

Securities with a carrying value of $4.3 million were pledged to secure public deposits and for other purposes as required or permitted by law as of September 30, 2007. Securities with a carrying value of $162.8 million were pledged to the State of California Treasurer’s Office, as of September 30, 2007.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$72,422	$—	$(781)	$71,641
Agency collateralized mortgage obligations	96,225	81	(1,098)	95,208
Agency mortgage-backed securities	59,439	359	(638)	59,160
Asset- backed securities	1,857	—	—	1,857
U.S. Corporate debt securities	4,426	—	(1)	4,425

Total debt securities	234,369	440	(2,518)	232,291
Mutual funds	5,462	—	(127)	5,335

	$239,831	$440	$(2,645)	$237,626

	At December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$82,389	$—	$(1,347)	$81,042
Agency collateralized mortgage obligations	39,564	68	(884)	38,748
Agency mortgage-backed securities	37,956	13	(728)	37,241
Asset- backed securities	1,928	—	—	1,928

Total debt securities	161,837	81	(2,959)	158,959
Mutual funds	4,000	—	(108)	3,892

	$165,837	$81	$(3,067)	$162,851

Held to Maturity
Corporate debt securities	$1,000	$2	$—	$1,002

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

	Less than 12 months		12 months or longer			Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$—	$—	$71,641	$(781)	$71,641	$(781)
Agency collaterized mortgage obligations	60,112	(334)	17,792	(764)	77,904	(1,098)
Agency mortgage-backed securities	9,666	(30)	15,427	(608)	25,093	(638)
U.S. Corporation debt securities	4,425	(1)	—	—	4,425	(1)
Mutual funds	—	—	5,335	(127)	5,335	(127)

	$74,203	$(365)	$110,195	$(2,280)	$184,398	$(2,645)

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

During the nine months ended September 30, 2007, we did not have any sales of investment securities resulting in any losses. For those investments in an unrealized loss position at September 30, 2007, we have the intent and ability to hold them until maturity or full recovery of their amortized cost.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2007, our deposits increased by $102.2 million, or 6%, to $1.81 billion from $1.71 billion at December 31, 2006. Non-jumbo time deposits totaled $160.5 million, a decrease of $49.7 million, or 24%, from $210.2 million at December 31, 2006. Interest-bearing demand deposits, including money market and super now accounts, totaled $266.0 million at September 30, 2007, an increase of $81.8 million or 44% from $184.2 million at December 31, 2006. The increase in money market accounts was primarily due to a new product campaign initiated during the fourth quarter of 2006, which continued in 2007. The new money market product offered a rate of 5.0%, in an effort to attract core deposits in a competitive market.

At September 30, 2007, 20% of total deposits were non-interest bearing demand deposits, 57% were time deposits, and 23% were interest bearing demand and saving deposits. By comparison, at December 31, 2006, 24% of the total deposits were non-interest bearing demand deposits, 57% were time deposits, and 19% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment. The decrease in the percentage of non-interest bearing demand deposits partially contributed to an increase in our cost of deposits.

At September 30, 2007, we had a total of $96.8 million in brokered deposits and $140.0 million in State Treasurer deposits compared to $54.3 million and $120.0 million at December 31, 2006, respectively. During the nine months ended September 30, 2007, we paid off $45.9 million in brokered deposits. The weighted average maturity of the brokered deposits is 1.7 years with a weighted average rate of 5.24%. The State Treasurer deposits had a weighted average maturity of five months with a weighted average interest rate of 4.65%, and were collateralized with securities with a carrying value of $162.8 million at September 30, 2007.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of residential or commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2007 and December 31, 2006, respectively, we had $240.0 million of FHLB advances with average remaining maturities of 3.9 years and $76.0 million with remaining average maturities of 4.7 years, respectively. The weighted average rate was 4.33% at September 30, 2007 and 4.21% at December 31, 2006. During the nine months ended September 30, 2007, we obtained $199 million in FHLB advances to support our asset growth at a weighted average cost of 4.39% with average remaining maturities of 4.1 years.

At September 30, 2007 and December 31, 2006, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“Trust Preferred Securities”). Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including trust preferred securities, common stock or debt obligations, to meet our capital needs. Total stockholders’ equity was $212.6 million at September 30, 2007. This represented an increase of $26.0 million or 14% over total stockholders’ equity of $186.6 million at December 31, 2006. The increase is primarily attributed to net income, proceeds from stock options exercised and stock compensation expense, offset by cash dividends paid for the nine months ended September 30, 2007.

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

At September 30, 2007, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities (subject to limitations), was $247.6 million, compared to $222.6 million at December 31, 2006, representing an increase of $25.0 million or 11%. This increase was primarily due to the net income, proceeds from stock options exercised and stock compensation expense, offset by the cash dividends paid. At

September 30, 2007, we had a ratio of total capital to total risk-weighted assets of 12.6%, and a ratio of Tier I capital to total risk-weighted assets of 11.7%. The Tier I leverage ratio was 11.0% at September 30, 2007.

As of September 30, 2007 and December 31, 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2007:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets):
Company	$267,200	12.6%	$169,694	8.0%	N/A	N/A
Bank	$256,992	12.1%	$169,461	8.0%	$211,826	10.0%
Tier I capital (to risk-weighted assets):
Company	$247,615	11.7%	$84,847	4.0%	N/A	N/A
Bank	$237,407	11.2%	$84,730	4.0%	$127,095	6.0%
Tier I capital (to average assets):
Company	$247,615	11.0%	$90,168	4.0%	N/A	N/A
Bank	$237,407	10.5%	$90,084	4.0%	$112,605	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
As of December 3 1, 2006:	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets):
Company	$241,845	13.2%	$146,316	8.0%	N/A	N/A
Bank	$229,099	12.5%	$146,128	8.0%	$182,660	10.0%
Tier I capital (to risk-weighted assets):
Company	$222,589	12.2%	$73,158	4.0%	N/A	N/A
Bank	$209,844	11.5%	$73,064	4.0%	$109,596	6.0%
Tier I capital (to average assets):
Company	$222,589	11.2%	$79,598	4.0%	N/A	N/A
Bank	$209,844	10.6%	$79,528	4.0%	$99,410	5.0%

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

We have established broker deposit relationships, lines of credit with correspondent banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At September 30, 2007, our unused borrowing capacity included $254.5 million in brokered deposits (policy limitation), $55.0 million in line of credit facilities from correspondent banks and $325.4 million in available additional Federal Home Loan Bank of San Francisco advances. In addition to these credit lines, our liquid assets include cash and due from banks, federal funds sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $100.5 million at September 30, 2007 compared to $93.4 million at December 31, 2006. We believe our liquidity sources to be stable and adequate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of asset and liabilities and emphasizing growth in non-interest bearing demand deposits and other retail core deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analyses to measure, evaluate and monitor risk.

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

Swaps and Caps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps and caps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements, five of which remain and are summarized in Note 10 to the consolidated financial statements included under Item 1. In August of 2006, we purchased an interest rate cap with a notional amount of $100 million, tied to monthly resetting 3-month LIBOR, which matures on November 16, 2007. The premium cost was $185 thousand. We receive payments from the counterparty if the 3-month LIBOR exceeds the strike level at 5.5%. If the rate remains or falls below 5.5%, our loss would be limited to the premium paid. The premium is being amortized over the life of the interest rate cap. The interest rate cap was purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products is tied.

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

Due to pay-offs of underlying loans (i.e. Nara Prime indexed loans) that were being hedged, causing the balance of such loans to fall below the notional amount of the swaps, that portion of the swaps was no longer qualify as a “Cash Flow Hedge.” Accordingly, changes in the value of this portion of the swaps directly flow through the income statement. We recognized losses due to such changes in 2006. During the nine months of 2007, we continued to experience pay-offs of those underlying loans and additional loss was recognized through the income statement. The Bank continues to focus on originating Nara Prime indexed loans to maintain hedge accounting for the remaining swaps. However, due to the variability of loan pay-offs, no assurance can be given that we will be able to maintain the aggregate Nara Prime indexed loan balance at an amount equal to or greater than the related notional swap balance.

The realized gain (loss) on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $(13) thousand and $40 thousand for the three months ended September 30, 2007 and 2006, respectively. The realized loss on interest rate swaps due to hedge ineffectiveness and discontinued hedge positions were $135 thousand and $43 thousand for the nine months ended September 30, 2007 and 2006, respectively.

In regards to the interest rate caps, as long as the interest rate caps are considered “effective” in hedging the cash flows of designated liabilities, the difference in the value between the amortized cost and the fair market of the interest rate caps is recorded in other comprehensive income (loss) (OCI), net of tax. However, if a portion of the interest rate caps becomes “ineffective” in hedging the cash flows of the designated liabilities, the difference in the value between the amortized cost and the fair market of a respective portion of such interest rate caps is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

The amortized cost and the fair market value of interest rate caps were $24 thousand and $5 thousand, respectively, at September 30, 2007. The total balance of underlying money market deposits has continued to decrease to $22.0 million at September 30, 2007. As a result, $2 thousand (net of tax benefit of $1 thousand) was recorded as an OCI loss and $25 thousand was recorded as a gain in the income statement for the nine months ended September 30, 2007 from discontinued hedge positions of the interest rate cap.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2007, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

At September 30, 2007, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	(2.33)%	(16.53)%
+ 100 basis points	(0.95)%	(7.70)%
- 100 basis points	(0.23)%	5.16%
- 200 basis points	(0.31)%	5.03%

Item 4.	Controls and Procedures

a.	Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that as of September 30, 2007 our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

c.	Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NARA BANCORP, INC.

Date: November 7, 2007	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: November 7, 2007	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Number	Description of Document
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 and incorporated herein by reference to the Registration Statement on Form S-4 filed with the Commission on November 16, 2000.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 and incorporated herein by reference to the Registration Statement on Form S-8 filed with the Commission on February 5, 2003.

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 and incorporated herein by reference to the Report on Form 10-Q filed with the Commission on November 8, 2004.

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 and incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B, filed with the Commission on September 6, 2005.

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 and incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B filed with the Commission on April 19, 2007.

10.1	Nara Bancorp, Inc. 2007 Equity Incentive Plan effective May 31, 2007, as amended on July 25, 2007, incorporated by reference to the Current Report on Form 8-K filed on July 26, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002