Form 10-K
period 2007-12-31
NARA BANCORP INC
filed 2008-03-14
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File # 000-50245

NARA BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification Number)

3731 Wilshire Boulevard

Suite 1000

Los Angeles, California 90010

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (213) 639-1700

Securities registered pursuant to Section 12(b) of the Act

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2007, as reported on the NASDAQ Global Market, was approximately $415,503,135.

Number of shares outstanding of the Registrant’s Common Stock as of February 29, 2008: 26,193,672

Documents Incorporated by Reference: Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders—Part III

PART I

Forward-Looking Information

Some statements in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. The Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.    BUSINESS

General

Nara Bancorp, Inc. (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank (the “Bank” or “Nara Bank”). Nara Bank primarily focuses its business in Korean communities in California and in the New York City metropolitan area. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.

Nara Bancorp is registered as a bank holding company and is regulated in that capacity by the Board of Governors of the Federal Reserve System (the “FRB”). Nara Bancorp was organized for the purpose of becoming the holding company for Nara Bank through a corporate reorganization that was completed in January 2005. Nara Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits, and Nara Bank is a member of the Federal Reserve System.

Nara Bank opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994, and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction.

Nara Bank has supplemented its internal growth through strategic acquisitions in its primary market areas in California and New York. These have included:

•

Purchases of a banking office in Flushing, New York, a bank with three banking offices in Manhattan, Jackson Heights and Flushing, New York, and certain loans and deposits of a third bank in New York in 1998, 2000 and 2002, respectively. In these transactions, Nara Bancorp acquired a total of approximately $138.3 million in deposits and $41.8 million in net loans.

•

The acquisition in August 2003, for 852,000 shares of Nara Bancorp common stock, of Asiana Bank in Northern California, with net loans of approximately $22.4 million, deposits of $29.3 million and two banking offices, which were consolidated with existing Nara Bank offices shortly after the acquisition.

•	The purchase in October 2003 of approximately $39.5 million in loans and $46.2 million in deposits from the Broadway branch of Korea Exchange Bank in New York.

Further information regarding these transactions is included in Note 5 to Notes to Consolidated Financial Statements contained elsewhere herein.

At December 31, 2007, the Bank had two wholly owned subsidiaries. The first subsidiary, Nara Loan Center, is a New Jersey corporation organized in 2000 that is engaged in the origination of loans in the New Jersey area. The second subsidiary, Nara Real Estate Trust, is a Maryland real estate investment trust formed in April of 2003 to hold loans secured by real estate and, as of December 31, 2007, had total assets of $134.8 million.

We consider our business to have three primary segments: Banking Operations, Trade Finance Services and Small Business Administration Lending Services. Further information regarding our business segments is provided in Note 19 of Notes to Consolidated Financial Statements contained elsewhere in this report.

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

Through our network of 19 branches and eight loan production offices, we offer a full range of commercial banking and to a lesser extent, consumer financial services to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines (“ATM”). In addition to the ATM in our existing branches, we entered into an agreement with “Allpoint”, which is the largest national surcharge-free ATM network, to provide our customers with free ATM usage throughout the nation. Allpoint ATMs are located at convenient retail stores throughout the country, including many major national and regional merchants. We provide courier services to qualifying customers and personal banking officers focus on customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary services and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com features both English and Korean applications and internet banking services.

A significant amount of our operating income and net income depends on the difference between interest income received from interest-earning assets and interest expense paid on interest-bearing liabilities. However, interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions and the policies of various governmental and regulatory authorities, in particular those of the Federal Reserve Board. Although our business may vary with local and national economic conditions, such variations are not seasonal in nature.

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

Commercial Real Estate Loans

Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on such loans are generally restricted to seven years with a balloon payment due at maturity and the loans are amortized for up to 25 years. We offer both fixed and floating rate loans. It is our policy to restrict real estate loan amounts to 70% of appraised value of the property.

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

Consumer Loans

Our consumer loans consist of automobile and home equity loans, with a majority of our consumer loan portfolio currently consisting of automobile loans. Effective February 28, 2007, we discontinued originating auto loans and effective January 1, 2008, we discontinued originating new home equity loans due to the lack of scalability and profitability of these types of lending.

Investing Activities

The main objectives of our investment strategy are to provide a source of liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, Collaterized Mortgage Obligations (“CMOs”), corporate bonds, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investment Security Portfolio.

Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as interest rate risk and liquidity management, but which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2007, we had no securities classified as held to maturity and $258.8 million in securities available-for-sale. We purchased $158.4 million and sold $38.3 million in investment securities during 2007.

Deposit Activities

We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with money market accounts, savings and checking accounts, certificates of deposit, individual retirement accounts, business checking accounts, 24-hour automated teller machines, Internet banking and bill-pay services.

Our primary source of funds is FDIC-insured deposits. As part of our asset liability management, we analyze our deposits’ maturities and interest rates to monitor and control the cost of funds as well as to insure the stability of the supply of funds. We believe our deposits are a stable and reliable funding source. For more deposit information, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits.

Borrowing Activities

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco, the Federal Reserve Bank or our correspondent banks.

The Federal Home Loan Bank System functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco (“FHLB”) and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The FHLB offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements”

As a member of the Federal Reserve Bank (“FRB”), we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the FRB discount window is 98% of the market value of the securities that are pledged. At December 31, 2007, the par value of the securities that we have pledged for this purpose was $2.3 million.

Correspondent banks also provide lines of credit to the company. At December 31, 2007, our correspondent borrowing capacity was $55.0 million.

Market Area and Competition

We have 19 banking offices, of which 15 are located in the Los Angeles, Orange County, Oakland and Silicon Valley areas of California, and 4 are located in the New York metropolitan area, together with eight loan production offices located in Los Angeles, Newark, Seattle, Atlanta, Virginia, Dallas, Houston, New Jersey and Las Vegas. Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area and Silicon Valley (Santa Clara County) areas of California, and the New York metropolitan area, each of which has high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business—Supervision and Regulation.”

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

Economic Conditions, Government Policies and Legislation

Our profitability, like most financial institutions, depends primarily on interest rate differentials. In general, the difference between the interest expense on interest-bearing liabilities, such as deposits and borrowings, and the interest income on our interest-earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of non-interest bearing deposits, have a significant impact on profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending and political events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.

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

Supervision and Regulation

General

Nara Bank is a California state chartered bank that is subject to regulation and examination by the California Department of Financial Institutions (the “DFI”). It is also a member bank of the Federal Reserve System and its customer deposits are insured up to statutory limits by the FDIC. The Bank is subject to examination and regulation by the DFI and each of the foregoing federal bank regulatory agencies with respect to most of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. Nara Bancorp is registered with and subject to examination by the FRB as a bank holding company and is also subject to the bank holding company provisions of California law, including being subject to examination by the DFI. These regulatory systems are intended primarily for the protection of depositors, the FDIC insurance fund and the banking system as a whole, rather than for the protection of shareholders or other investors.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. The descriptions of statutes and regulations applicable to us and the possible effects thereof set forth below and elsewhere in this report do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Bank Holding Company Regulation

In general, the federal Bank Holding Company Act (the “BHC Act”) limits the business activities of bank holding companies, including their subsidiaries, to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto and certain other types of financial business activities. As a result of amendments to the BHC Act, however, bank holding companies that satisfy specified criteria and obtain FRB approval to be designated as “financial holding companies” may engage in additional activities, or acquire and retain the shares of companies engaged in additional activities, that are either (i) financial in nature or incidental to such financial activity (as determined by the FRB), or (ii) complementary to a financial activity, and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined by the FRB). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments.

The BHC Act, together with the Federal Bank Merger Act and other federal and state statutes, regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the Federal Bank Merger Act, prior federal regulatory approval is required for a federally insured bank to merge with another bank or purchase the assets or assume the deposits of another bank. The approval of the DFI under the California Financial Code, and other applicable state law for acquisitions outside California, would also be required for bank acquisitions by the Company or the Bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the CRA and the effectiveness of the subject organizations in combating money laundering activities.

FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. In addition, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The BHC Act also provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment

Capital Requirements

Nara Bancorp and Nara Bank are subject to federal capital adequacy regulations. Those regulations incorporate both risk-based and leverage capital requirements. The risk-based minimum capital guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking institution’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. The guidelines divide an institution’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, subordinated debentures (limited to 25% of Tier 1 Capital), and minority interest in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. As of December 31, 2007 Nara Bank’s Tier I risk-based capital ratio was 11.4% and Nara Bancorp’s Tier I risk-based capital ratio was 11.8%.

Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2007, Nara Bank’s total risk-based capital ratio was 12.3% and Nara Bancorp’s total risk-based capital ratio was 12.8%.

In addition to the risk-based guidelines, the federal banking regulations require banking institutions to maintain a minimum ratio of Tier I capital to total assets, which is referred to as the “leverage ratio”. For a banking institution rated in the highest of the five categories used by regulators to rate banking institutions, the minimum leverage ratio of Tier I capital to total assets must be 4%. As of December 31, 2007, Nara Bank’s leverage ratio was 10.4% and Nara Bancorp’s leverage ratio was 10.8%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For further discussion of our compliance with regulatory capital requirements, see “Capital Resources” under “Management Discussion and Analysis of Financial Condition and Results of Operations.”

On March 1, 2005, the FRB adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The FRB’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2007, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking institutions may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution’s primary regulator.

Loans to One Borrower

Under California law and with limited exceptions, the maximum amount of loans and other obligations that the Bank is permitted to have outstanding to any borrower (including certain related persons and entities) at any time may not exceed 25%, and unsecured loans and obligations may not at any time exceed 15%, of the Bank’s shareholder equity, allowance for loan losses and capital notes and debentures outstanding at such time. At December 31, 2007, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $39.9 million. At December 31, 2007 the largest aggregate amount of loans that we had outstanding to any one borrower and related entities was $22.2 million.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires each banking institution, as well as certain other federally regulated lenders, to identify the communities served by the institution’s offices and to identify the types of credit and investments the institution is prepared to make available within those communities. The CRA also requires the federal banking regulatory agencies to assess the performance of the institution in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of an institution’s CRA performance, the bank regulatory agencies assign ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated satisfactory in its most recent CRA examination.

Anti-Money Laundering Requirements

The USA PATRIOT Act was enacted after September 11, 2001 to provide the federal government with additional powers to prevent, detect, and prosecute terrorism and international money laundering. The anti-money laundering (“AML”) regulations have a direct impact on banking and other financial institutions and their relationships with customers. Such institutions must have number of programs in place, including (i) programs to manage BSA/AML risk; (ii) customer identification programs designed to determine the identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; (iii) reporting and recordkeeping requirements for individual customer cash transactions exceeding $10,000; and (iv) programs for monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Failure to comply with these AML requirements can result in regulatory action, including restrictions on a bank’s operations.

Restrictions on Dividends and Other Capital Distributions

In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, California law limits the payment of dividends by the Bank. Under the California Financial Code, the Bank is permitted to pay dividends out of the Bank’s net profits up to the lesser of retained earnings or the Bank’s net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the Bank’s retained earnings, (ii) its net income for the Bank’s last fiscal year and (iii) the Bank’s net income for its current fiscal year. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and cash-out mergers.

Affiliate Transactions

Federal law limits the ability of the Bank to extend credit to Nara Bancorp or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from Nara Bancorp or other affiliates. These restrictions prevent Nara Bancorp and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Nara Bancorp or to or in any other affiliate are limited individually to 10% of the Bank’s capital stock and surplus and in the aggregate to 20% of the Bank’s capital stock and surplus.

Federal law also provides that extensions of credit and other transactions between the Bank and Nara Bancorp or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Consumer Protection Laws

The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law and certain state laws, including those of California, contain customer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to customers and, in some circumstance, allow consumers to prevent disclosure of personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations

Employees

As of December 31, 2007, we had 404 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for probable losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We create allowance allocations for estimated loan losses in our accounting records. We base these allowances on estimates of the following:

•	historical experience with our loans;

•	evaluation of current economic conditions;

•	reviews of the quality, mix and size of the overall loan portfolio;

•	reviews of delinquencies;

•	the quality of the collateral underlying our loans.

If these allocations were inadequate, our financial condition could be materially and adversely affected.

A downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2007, approximately 68% of our loan portfolio consisted of loans secured by various types of real estate, including commercial loans that are secured by real estate in a form of second position. If real estate values decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

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

•	the operating and stock performance of our competitors;

•	changes in interest rates;

•	addition or departures of key personnel;

•	changes in economic conditions that affect bank performance.

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

Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. We conduct our operations through 19 branch offices and eight loan production offices. We lease all of our offices. We believe our present facilities are adequate for our current needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting operations.

As part of our expansion strategy, we signed four leases to open new branch or loan production offices. We signed lease agreements for loan production offices in Newark, California, Las Vegas, Nevada and Houston, Texas. We also signed a lease agreement for an additional branch office in the downtown Los Angeles fashion district, which is currently under construction.

As of December 31, 2007, premises and equipment, net of accumulated depreciation and amortization, totaled $11.3 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2007, was $11.2 million. Total lease expense for the year ended December 31, 2007 was $5.8 million.

Item 3.	LEGAL PROCEEDINGS

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.001 per share, is traded on the Nasdaq Global Market under the symbol “NARA.” The common stock of Nara Bank, par value $3.00 per share, was also traded on the Nasdaq National Market under the symbol “NARA” through February 2, 2001, which was Nara Bank’s last trading day prior to the formation of our holding company, Nara Bancorp, Inc.

We had approximately 2,906 beneficial owners and 505 registered holders of our common stock as of February 29, 2008. The following table sets forth, the range of high and low sales prices for, and quarterly dividend paid on for our common stock for the calendar quarters indicated.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2007	$16.96	$10.86	$0.0275
September 30, 2007	$17.88	$13.59	$0.0275
June 30, 2007	$18.00	$15.56	$0.0275
March 31, 2007	$21.19	$17.31	$0.0275
December 31, 2006	$21.40	$17.81	$0.0275
September 30, 2006	$19.87	$17.30	$0.0275
June 30, 2006	$19.49	$16.52	$0.0275
March 31, 2006	$18.91	$15.55	$0.0275

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

Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Nara Bancorp. The ability of the Bank to declare a cash dividend to Nara Bancorp is subject to minimum capital requirements and California law, which restricts the amount available for cash dividends to the lesser of the retained earnings or the Bank’s net income for its last three fiscal years plus current year income. Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) the retained earnings of the Bank; (2) the net income of the Bank for its last fiscal year; or (3) the net income of the Bank for its current fiscal year. The closing price for our common stock on the Nasdaq Global Market on February 29, 2008 was $10.96 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,296,250	$12.30	1,285,000
Equity compensation plans not approved by security holders	—	$—	—

Total	1,296,250	$12.30	1,285,000

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the common stock of the Company with (i) the cumulative total return of the Nasdaq Market Index, (ii) the cumulative total return of the S&P SmallCap 600 Index, (iii) a published index comprised by SNL Financial LC of banks and thrifts, (iv) the cumulative total return of the S&P 500 Index, and (v) a published index comprised by Hemscott PLC of banks and bank holding companies in the Pacific Region. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Nara Bancorp, Inc.	100.00	270.10	418.96	352.59	417.29	234.51
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
S&P SmallCap 600	100.00	138.80	170.22	183.30	211.01	210.39
SNL Bank and Thrift	100.00	135.57	151.82	154.20	180.17	137.40
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
Hemscott Group Index	100.00	151.45	184.88	193.62	202.01	144.94

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of Nara Bancorp as of and for each of the years in the five-year period ended December 31, 2007. The information below should be read in conjunction with, and is qualified in its entirety by; the more detailed information included elsewhere herein including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$175,773	$155,831	$117,224	$77,497	$61,425
Interest expense	78,568	61,216	37,651	18,686	15,933

Net interest income	97,205	94,615	79,573	58,811	45,492
Provision for loan losses	7,530	3,754	5,427	3,900	5,250

Net interest income after provision for loan losses	89,675	90,861	74,146	54,911	40,242
Noninterest income	22,573	19,269	20,170	20,307	20,081
Noninterest expense	56,450	53,927	48,648	41,979	38,170

Income before income tax provision	55,798	56,203	45,668	33,239	22,153
Income tax provision	22,599	22,397	18,811	13,457	8,425

Net income	$33,199	$33,806	$26,857	$19,782	$13,728

Per Share Data:*
Earnings—basic	$1.27	$1.31	$1.11	$0.85	$0.62
Earnings—diluted	1.25	1.28	1.07	0.80	0.59
Book value (period end)	8.48	7.15	5.77	4.34	3.57
Cash dividend declared per common share	0.11	0.11	0.11	0.11	0.10
Number of common shares outstanding (period end) *	26,193,672	26,107,672	25,444,442	23,333,338	23,120,178
Balance Sheet Data—At Period End:
Assets	$2,423,410	$2,046,985	$1,775,822	$1,508,311	$1,259,771
Securities available for sale and held to maturity	258,773	163,851	175,710	135,387	128,414
Gross loans, net of unearned loan fees (excludes loans held for sale)	2,008,729	1,714,865	1,445,740	1,221,734	997,338
Deposits	1,833,346	1,712,235	1,526,486	1,255,975	1,061,415
Federal Home Loan Bank borrowings	297,000	76,000	31,000	90,000	60,000
Subordinated debentures	39,268	39,268	39,268	39,268	39,268
Stockholders’ equity	222,180	186,627	146,754	101,254	82,572
Average Balance Sheet Data:
Assets	$2,216,514	$1,934,913	$1,684,577	$1,365,531	$1,086,017
Securities available for sale and held to maturity	199,293	185,587	150,332	126,117	136,068
Gross loans, including loans held for sale	1,879,457	1,593,453	1,383,758	1,113,750	839,097
Deposits	1,772,230	1,645,527	1,436,019	1,177,258	895,943
Stockholders’ equity	204,863	166,206	120,793	92,275	73,126
Selected Performance Ratios:
Return on average assets	1.50%	1.75%	1.59%	1.45%	1.26%
Return on average stockholders’ equity	16.21%	20.34%	22.23%	21.44%	18.77%
Average stockholders’ equity to average assets	9.24%	8.59%	7.17%	6.76%	6.73%
Dividend payout ratio
(Dividends per share/earnings per share)	8.66%	8.40%	9.91%	12.94%	16.13%
Net interest spread(3)	3.41%	3.96%	4.16%	4.05%	3.85%
Net interest margin(4)	4.60%	5.14%	5.00%	4.61%	4.46%
Yield on interest-earning assets(5)	8.32%	8.47%	7.36%	6.08%	6.02%
Cost of interest-bearing liabilities(6)	4.91%	4.51%	3.20%	2.03%	2.17%
Efficiency ratio(7)	47.13%	47.35%	48.77%	53.06%	58.21%

*	Number of shares and per share data were retroactively adjusted for the stock splits declared on February 14, 2003 and May 17, 2004.

	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp:
Leverage	10.77%	11.19%	10.22%	8.87%	8.25%
Tier 1 risk-based	11.84%	12.17%	11.77%	9.65%	9.28%
Total risk-based	12.78%	13.22%	12.90%	11.26%	11.73%
Bank:
Leverage	10.36%	10.55%	9.80%	9.10%	7.98%
Tier I risk-based	11.41%	11.49%	11.26%	9.90%	8.99%
Total risk-based	12.34%	12.54%	12.40%	11.01%	10.15%
Asset Quality Data:
Nonaccrual loans	$16,592	$3,271	$5,489	$2,679	$4,855
Loans 90 days or more past due and still accruing	—	—	—	—	209

Total nonperforming loans	16,592	3,271	5,489	2,679	5,064
Other real estate owned	—	—	—	—	—
Restructured loans	765	298	741	229	529

Total nonperforming assets	$17,357	$3,569	$6,230	$2,908	$5,593

Asset Quality Ratios:
Nonperforming loans to gross loans	0.83%	0.19%	0.38%	0.22%	0.51%
Nonperforming assets to total assets	0.72%	0.17%	0.35%	0.19%	0.44%
Allowance for loan losses to gross loans	1.00%	1.11%	1.22%	1.20%	1.25%
Allowance for loan losses to nonperforming loans	121%	584%	321%	546%	246%
Net charge-offs to average gross loans	0.35%	0.14%	0.18%	0.16%	0.23%

(1)	Net income divided by the average assets
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

Overview

Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean communities in California and in the New York City metropolitan area. We offer our banking services through our network of 19 banking offices in California and the New York metropolitan area and 8 loan production offices mostly located in other parts of the country, to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial loans, commercial real estate loans, trade finance, Small Business Administration (SBA) loans. Effective February 28, 2007, we discontinued originating auto loans and effective January 1, 2008 we discontinued originating new home equity loans.

Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest-earning assets and interest expense paid on interest-bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for loan losses and general operating expenses, which primarily consist of salaries and employee benefits and occupancy costs. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the Board of Governors of the Federal Reserve System, inflation, unemployment, consumer spending and political events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.

We have a significant business and geographic concentration in the Korean communities in California and in the New York City metropolitan area, and our results are affected by economic conditions in these areas and in Korea. A decline in economic and business conditions in our market areas and in Korea could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

During 2007, we experienced asset growth of 18%. The increase in total assets in 2007 was the result of growth in our investments and loans funded by increases in deposits and borrowings. Our loan growth during 2007 continued to be predominantly in real estate and commercial loans and deposit growth was in time deposits and money market accounts.

Our net income was $33.2 million for the year ended December 31, 2007, representing a 2% decrease from $33.8 million for the year ended December 31, 2006. The decrease in net income for the year ended December 31, 2007 was the increase in provision for loan losses as a result of higher levels of problem loans we experienced in 2007 offset by increases in net interest income and non-interest income.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our consolidated financial statements presented elsewhere herein and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the more judgmental and complex accounting estimates and principles affecting the financial condition and results reported in our financial statements. In each area, we have identified the variables we believe to be the most important in the estimation process. We use the best information available to us to make the estimations necessary to value the related assets and liabilities in each of these areas.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, the nature, financial condition and results of operations of the issuers of the securities and whether there has been any cause for default on the securities or any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability we have and our intent to hold the securities until their fair values recover. We do not believe that we had any investment securities with unrealized losses that would be deemed to be “other-than-temporarily” impaired as of December 31, 2007. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios below.”

We assess the carrying value of intangible assets including goodwill at least annually in order to determine whether if such intangible assets are impaired. In reviewing the carrying value of intangible assets, we assess the recoverability of such assets by evaluating the fair value of the related business unit. Any impairment would be required to be recorded during the period identified. If our intangible assets were determined to be impaired, the related charge to earnings could be material. For additional information regarding intangible assets, see Note 5 to our consolidated financial statements presented elsewhere herein.

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical data and management’s analysis of the current economic environment as described under Financial Condition—Allowance for Loan Losses below.

Certain Small Business Administration (“SBA”) loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1% to 2%. The market rate is used to determine servicing costs. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the amount, if any, by which the carrying value of the servicing asset exceeds the fair value of the servicing asset. Impairment, if it occurs, is recognized as a write down or charge-off in the period of impairment.

As part of our asset and liability management strategy, we have entered into interest rate swaps and interest rate caps, which are derivative financial instruments, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The interest rate swaps are recorded as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and are designated as hedges of the variability of cash flows we receive from certain of our variable rate loans indexed to Prime. The interest rate caps also qualify as cash flow hedges under SFAS No. 133 and were purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products is tied. In accordance with SFAS No. 133, qualifying interest rate swaps and interest rate cap agreements are measured at fair value and reported as assets or liabilities on our consolidated statement of financial condition. The portion of the change in the fair value of the interest rate swaps that is deemed effective in hedging the cash flows of the designated assets is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss) (“OCI”), net of tax, and reclassified into interest income as such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income. Currently, the fair value of the interest rate swaps is estimated by discounting the future cash flows using a discount rate based on 3 month LIBOR.

Results of Operations

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers and investments, and interest expense is generated from interest-bearing deposits our customers have with us and borrowings that we may have, such as Federal Home Loan Bank borrowings and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest-bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.

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

We also have non-interest income, including service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans that were held for sale and investment securities available for sale.

In addition to interest expense, our income is impacted by provision for loan losses, and non-interest expenses, primarily salaries and benefits and occupancy expense.

Net Income

Our net income was $33.2 million for 2007, compared to $33.8 million for 2006 and $26.9 million for 2005, representing a decrease of 2% for 2007 and an increase of 26% for 2006. Our earnings per share based on fully diluted shares were $1.25, $1.28 and $1.07 for 2007, 2006 and 2005, respectively. The return on average assets was 1.50%, 1.75% and 1.59% and the return on average stockholders’ equity was 16.21%, 20.34% and 22.23% for these same periods.

During 2007, net income decreased slightly due to higher loan loss provisions and non-interest expense, partially offset by higher net interest income and non-interest income. During 2006, the increase in net income was largely attributable to higher net interest income and a higher net interest margin, and lower loan loss provisions, partially offset by higher non-interest expense and income tax provision.

Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
	2007	Amount	%	2006	Amount	%	2005
	(Dollars in thousands)
Interest income	$175,773	$19,942	13%	$155,831	$38,607	33%	$117,224
Interest expense	78,568	17,352	28%	61,216	23,565	63%	37,651

Net interest income	97,205	2,590	3%	94,615	15,042	19%	79,573
Provision for loan losses	7,530	3,776	101%	3,754	(1,673)	(31)%	5,427
Non-interest income	22,573	3,304	17%	19,269	(901)	(4)%	20,170
Non-interest expense	56,450	2,523	5%	53,927	5,279	11%	48,648

Income before income tax provision	55,798	(405)	-1%	56,203	10,535	23%	45,668
Income tax provision	22,599	202	1%	22,397	3,586	19%	18,811

Net income	$33,199	$(607)	(2)%	$33,806	$6,949	26%	$26,857

Net Interest Income and Net Interest Margin

Net interest income was $97.2 million for 2007, compared to $94.6 million for 2006 and $79.6 million for 2005. The net interest margin was 4.60%% for 2007 compared to 5.14% for 2006 and 5.00% for 2005.

Net interest income increased $2.6 million, or 3%, during 2007. The increase resulted from an increase of $271.5 million, or 15%, in average interest-earning assets partially offset by a decline in net interest margin. The decline in net interest margin reflects the impact of the higher cost of deposits resulting from competition and the lower yield on variable rate loans as a result of a 100 basis point decrease in the prime rate during 2007. The increase in net interest income of $15.0 million, or 19%, for 2006 over 2005 was primarily due to an increase of $248.4 million, or 16%, in average interest-earning assets, as well as a 14 basis point increase in our net interest margin.

Interest Income

Interest income was $175.8 million for 2007, compared to $155.8 million for 2006 and $117.2 million for 2005. The average yield on average interest-earning assets was 8.32% for 2007, compared to 8.47% for 2006 and 7.36% for 2005.

The increase in interest income of $19.9 million, or 13%, for 2007 compared to 2006 was primarily due to a $271.5 million increase in average interest-earning assets, which resulted mainly from loan growth. Average loans increased $286.0 million, or 18%, to $1.88 billion for 2007 from $1.59 billion for 2006. The increase in interest income from loan growth was partially offset by the decrease in the average yield on loans, which decreased to 8.73% for 2007 from 9.06% for 2006 resulting from the 100 basis point decrease in the prime rate for 2007. During 2007, interest income on loans increased $25.1 million due to the growth in loan volume, and decreased $5.3 million due to the decrease in interest rates. Interest income on securities also increased $1.4 million, or 17%, to $9.9 million for 2007 from $8.4 million for 2006, mostly attributable to the growth in the securities portfolio and to the replacement of lower yielding securities with higher yielding securities.

The increase in interest income of $38.6 million, or 33%, for 2006 compared to 2005 was primarily due to the increase in loan volume supported by the increase in the prime rate to which the majority of our loans is tied. Average loans increased $209.7 million, or 15%, to $1.59 billion for 2006 from $1.38 billion for 2005. The average yield on loans increased to 9.06% for 2006 from 7.87% for 2005. During 2006, interest income on loans increased $17.8 million due to the growth in loan volume, and $17.7 million due to the increase in interest rates. Interest income on securities also increased $2.2 million, or 36%, to $8.4 million for 2006 from $6.2 million for 2005, which was primarily attributable to the growth in the securities portfolio.

Interest Expense

Deposits

Interest expense on deposits was $68.2 million for 2007 compared to $55.6 million for 2006 and $32.7 million for 2005. The average cost of total deposits was 3.85% for 2007 compared to 3.38% for 2006 and 2.28% for 2005. The average cost of interest-bearing deposits was 4.86% for 2007 compared to 4.38% for 2006 and 3.03% for 2005. The increase in interest expense on total deposits of $12.7 million, or 23%, for 2007 compared to 2006 was due to the increase in rates paid for deposits resulting from continued robust competition for deposits during the year. Downward repricing of deposit rates lags the repricing of the federal funds rate due to competition and the fixed maturities of CDs. Additionally, average interest-bearing deposits increased $128.9 million, or 10%, to $1.40 billion for 2007 from $1.27 billion for 2006. Average time deposits increased $91.4 million, or 10%, during 2007. The increase in cost of deposits occurred for all types of interest-bearing deposits. During 2007, $6.8 million of the increase in interest expense on deposits was attributable to the increase in the rates paid on deposits, and $5.9 million was attributable to the net growth in deposits.

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

Borrowings

Borrowings include the borrowings from the FHLB, federal funds purchased and subordinated debentures. As part of our asset liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.

Average FHLB and other borrowings increased $112.5 million, or 230%, for 2007 compared to 2006 to augment the funding from deposits. The competition for deposits in our marketplace made it difficult to fund loans and investments solely from deposits, and the use of FHLB advances provided a lower cost alternative. Interest expense on FHLB borrowings and federal funds purchased was $7.0 million for 2007, compared to $2.3 million for 2006 and $2.1 million for 2005. The average cost of those borrowings was 4.33% for 2007, compared to 4.72% for 2006 and 3.49% for 2005. Interest expense on subordinated debentures was $3.3 million for 2007, compared to $3.3 million for 2006 and $2.9 million for 2005. The average cost of subordinated debentures was 8.87% for 2007, compared to 9.00% for 2006 and 7.71% for 2005, as LIBOR, to which the majority of subordinated debentures is tied, changed over the years. With the exception of one subordinated debenture, which has a fixed interest rate, all other subordinated debentures have variable interest rates that are tied to LIBOR with quarterly adjustments.

Net Interest Margin and Net Interest Rate Spread

We analyze our earnings performance using, among other measures, the net interest spread and net interest margin. The net interest spread represents the difference between the average yield on interest-earning assets and average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of the amounts of interest-earning assets to interest-bearing liabilities.

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, the average rate paid on each category of interest-bearing liability, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2007.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$1,879,457	$164,163	8.73%	$1,593,453	$144,349	9.06%	$1,383,758	$108,915	7.87%
Other investments	12,460	690	5.54%	9,253	511	5.52%	7,822	373	4.77%
Securities(3)	199,293	9,867	4.95%	185,587	8,435	4.55%	150,332	6,217	4.14%
Federal funds sold	20,514	1,053	5.13%	51,883	2,536	4.89%	49,832	1,719	3.45%

Total interest-earning assets	2,111,724	175,773	8.32%	1,840,176	155,831	8.47%	1,591,744	117,224	7.36%
	40,474
Non-interest earning assets:
Cash and due from bank	53,406			34,757			35,577
Premises and equipment, net	11,753			9,907			7,551
Accrued interest receivable	9,208			8,192			6,399
Intangible assets	4,935			5,610			5,933
Other assets	25,488			36,271			37,373

Total non-interest earning assets	104,790			94,737			92,833

Total assets	$2,216,514			$1,934,913			$1,684,577

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$241,152	9,895	4.10%	$210,604	7,074	3.36%	$254,752	6,260	2.46%
Savings	143,762	5,373	3.74%	136,846	4,155	3.04%	107,695	2,214	2.06%
Time certificates	1,015,717	52,979	5.22%	924,288	44,328	4.80%	718,141	24,224	3.37%
FHLB and other borrowings	161,410	6,988	4.33%	48,949	2,311	4.72%	59,856	2,090	3.49%
Subordinated debentures	37,564	3,333	8.87%	37,187	3,348	9.00%	37,156	2,863	7.71%

Total interest-bearing liabilities	1,599,605	78,568	4.91%	1,357,874	61,216	4.51%	1,177,600	37,651	3.20%

Non-interest bearing liabilities
Demand deposits	371,599			373,789			355,431
Other liabilities	40,447			37,044			30,753
Stockholders’ equity	204,863			166,206			120,793

Total liabilities and stockholders’ equity	$2,216,514			$1,934,913			$1,684,577

NET INTEREST INCOME AND YIELD:
Net interest income		$97,205			$94,615			$79,573

Net interest margin			4.60%			5.14%			5.00%
Net interest margin, excluding loan prepayment fee income			4.51%			5.05%			4.95%
Net interest spread(4)			3.41%			3.96%			4.16%
Net interest spread(5)			4.33%			4.93%			4.91%
Cost of funds(6)			3.99%			3.54%			2.46%

(1)

Interest income on loans includes amortization of loan fees and net interest settlements from interest rate swaps and prepayment fees received on loan pay-offs. The average balance of loans is net of deferred loan fees.

	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income
	(Dollars in thousands)
Year ended December 31,
2007	$2,037	$(1,459)	1,880
2006	$2,723	$(2,167)	1,751
2005	$2,167	$(2,823)	713

(2)	Average loans outstanding include non-accrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Interest on earning assets minus interest on interest-bearing liabilities
(5)	Interest on earning assets minus interest on interest-bearing liabilities and non-interest bearing deposits
(6)	Interest on interest bearing liabilities and non-interest bearing deposits

The following table illustrates changes in interest income (including loan fees) and interest expense and the amounts of such changes attributable to variations in interest rates and volumes for the period indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amounts attributable solely to the change in volume and to the change in rate.

	Year Ended December 31,
	2007 compared to 2006			2006 compared to 2005
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$19,814	$(5,322)	$25,136	$35,434	$17,681	$17,753
Interest on other investments	179	1	178	138	64	74
Interest on securities	1,432	784	648	2,218	659	1,559
Interest on federal funds sold	(1,483)	121	(1,604)	817	744	73

TOTAL INTEREST INCOME	$19,942	$(4,416)	$24,358	$38,607	$19,148	$19,459

INTEREST EXPENSE:
Interest on demand deposits	$2,821	$1,705	$1,116	$814	$2,027	$(1,213)
Interest on savings	1,218	999	219	1,941	1,238	703
Interest on time certificates of deposit	8,651	4,063	4,588	20,104	11,962	8,142
Interest on FHLB and other borrowings.	4,677	(207)	4,884	221	648	(427)
Interest on subordinated debentures	(15)	(49)	34	485	483	2

TOTAL INTEREST EXPENSE	$17,352	$6,511	$10,841	$23,565	$16,358	$7,207

NET INTEREST INCOME	$2,590	$(10,927)	$13,517	$15,042	$2,790	$12,252

Provision for Loan Losses

The provision for loan losses was $7.5 million for 2007 compared to $3.8 million for 2006 and $5.4 million for 2005. The increase in the provision for loan losses of $3.8 million, or 101%, for 2007 over 2006 is primarily due to an increase in net charge-offs and an increase in classified loans. Net charge-offs increased to $6.6 million in 2007 from $2.3 million in 2006. The increase in net charge-offs was primarily related to commercial loans to retail businesses. One commercial loan relationship aggregating $5.0 million, which was secured by wholesale and retail business assets, experienced a misappropriation of funds by employees. The Bank charged off $1.5 million of the loans. Total classified loans increased to $21.4 million at December 31, 2007 compared to $5.0 million at December 31, 2006. Classified loans increased primarily due to the loan mentioned above, which amounted to $3.5 million net of the charge-off, and a $7.5 million commercial real estate loan collateralized by a car wash business property, which is involved in a dispute between co-owners.

The decrease in the provision for loan losses of $1.7 million, or 31%, for 2006 over 2005 was primarily due to improvement in criticized loans as well as a decrease in non-performing loans notwithstanding the continued growth in our loan portfolio. Total classified loans decreased to $5.0 million at December 31, 2006 compared to $10.5 million at December 31, 2005. Average gross loans increased $209.7 million or 15% during 2006.

See “Financial Condition—Allowance for Loan Losses” for a description of our methodology for determining the allowance for loan losses.

Non-interest Income

Non-interest income was $22.6 million for 2007 compared to $19.3 million for 2006 and $20.2 million for 2005.

Service charges on deposit accounts increased $942 thousand, or 15%, to $7.0 million for 2007 from $6.1 million for 2006. The increase was primarily due to changes in our fee structure and an increase in deposits. Net loan servicing fee income increased $155 thousand, or 8%, during 2007 as our serviced loans, primarily consisting of SBA loans we sold, increased to $299.8 million in 2007 from $246.1 million in 2006. Net gains on sales of SBA loans increased $378 thousand, or 8%, to $5.2 million for 2007 from $4.8 million for 2006. Total SBA loan originations during 2007 were $123.6 million compared to $82.5 million for 2006. Sales of SBA loans during 2007 were $126.4 million compared to $76.4 million for 2006. The level of the increase in net gain on sales of SBA loans lagged the level of the increase in SBA loans sold primarily due to lower gross premiums received from sales in 2007.

We also recognized a gain of $2.4 million on the sale of $60.5 million in commercial real estate loans to reduce certain industry concentrations within the commercial real estate portfolio as well as to provide liquidity. Net gains on sales of commercial real estate loans for 2007 increased $1.1 million, or 86% from $1.3 million for 2006. We sold $60.5 million in commercial real estate loans during 2007, compared to $32.1 million during 2006. The average premium received was 3.92% and 3.96% for 2007 and 2006, respectively. Other income and fees increased $889 thousand, or 81%, during 2007. The increase was primarily due to the write-offs of $230 thousand from disposition of premises and equipment related to the corporate headquarters relocation and a relocation of a branch in 2006. In addition, a loss of $132 thousand on derivatives related to the ineffectiveness portion of the swaps that were recorded in 2006 was recovered as respective agreements matured in 2007. The increase in other income and fees was also attributable to an increase of $198 thousand, or 30%, in BOLI income resulting from additional policies of $6.9 million purchased in 2007.

Service charges on deposit accounts decreased $200 thousand or 3% to $6.1 million for 2006 from $6.3 million for 2005 due to due to continued promotion of free checking accounts during 2006 in an effort to increase demand deposit accounts. Net loan servicing fee income increased $221 thousand, or 14%, during 2006 as our serviced loans increased to $246.1 million in 2006 from $245.6 million in 2005. Net gains on sales of SBA loans decreased $1.2 million, or 19%, to $4.8 million for 2006 from $6.0 million for 2005 due to SBA management turnover, which led to lower loan production and sales. Total SBA loan originations during 2006 were $82.5 million compared to $113.3 million for 2005. Sales of SBA loans during 2006 were $76.4 million compared to $101.0 million for 2005. During the fourth quarter of 2006, we also recognized a gain of $1.3 million on the sale of $31.9 million in commercial real estate loans to reduce certain industry concentrations within the commercial real estate portfolio. Other income and fees decreased $765 thousand or 41% during 2006. The decrease was primarily due to the write-offs of $230 thousand from disposition of premises and equipment related to the corporate headquarters relocation and a relocation of a branch. We also recognized a loss of $132 thousand on derivatives related to changes in the fair value of the portion of those derivatives that no longer qualify as a “cash flow hedges” due to pay-offs of the underlying instruments that were being hedged.

The breakdown of non-interest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
	2007	Amount	%	2006	Amount	%	2005
	(Dollars in thousands)
Non-interest Income:
Service charges on deposit accounts	$7,023	$942	15%	$6,081	$(200)	(3)%	$6,281
International service fees	2,564	(102)	(4)%	2,666	(188)	(7)%	2,854
Loan servicing fees, net	1,988	155	8%	1,833	221	14%	1,612
Wire transfer fees	1,407	7	1%	1,400	(29)	(2)%	1,429
Net gains on sales of SBA loans	5,204	378	8%	4,826	(1,161)	(19)%	5,987
Net gains on sales of other loans	2,372	1,100	86%	1,272	1,272	N/A	—
Net gains on sales of securities available for sale	27	(65)	(71)%	92	(51)	(36)%	143
Others income and fees	1,988	889	81%	1,099	(765)	(41)%	1,864

Total non-interest income	$22,573	$3,304	17%	$19,269	$(901)	(4)%	$20,170

Non-interest Expense

Non-interest expense was $56.5 million for 2007, compared to $53.9 million for 2006 and $48.7 million for 2005. The increases were $2.5 million, or 5%, for 2007 and $5.3 million, or 11%, for 2006.

Salaries and employee benefits increased $1.3 million, or 5%, to $28.4 million in 2007 from $27.1 million in 2006. The increase was due to an annual salary adjustment and an increase in group insurance offset by a decrease in accrued bonuses during 2007, including the reversal of a $600,000 contingent liability accrual during the 2007 first quarter that had been established during 2002 related to a past compensation matter for which we determined during the first quarter of 2007 that no liability continued to exist. Occupancy expense increased to $692 thousand, or 9% to $8.5 million in 2007 compared to $7.8 million in 2006. The increase is primarily due to lease renewals at higher lease rates for four branches and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 20% to $2.7 million in 2007 compared to $2.6 million in 2006. This increase was due to our new branch set-up, depreciation and amortization expenses related to purchases for the new corporate headquarters and IT related equipment purchased to support and enhance our technology for better service to our customers and for better efficiency.

Data processing and communications expense decreased $359 thousand, or 15%, due to the purging of closed accounts during 2007, reducing per item costs, the use of an in-house check imaging system, and the closing of unused telephone lines. Other expense increased $825 thousand, or 11%, to $8.5 million in 2007 compared to $7.7 million in 2006. This increase was primarily due to the settlement expense related to an arbitration matter, which cost approximately $668 thousand.

Comparing 2006 to 2005, non-interest expense increased $5.3 million, or 11%. Salaries and employee benefits increased $3.2 million, or 13%, to $27.1 million in 2006 from $23.9 million in 2005. This expense for 2006 included $1.5 million in stock-based compensation expense to comply with a new accounting standard that became effective in January of 2006. Excluding the $1.5 million in stock-based compensation expense, salaries and employee benefits increased $1.7 million or 7% over the prior period. The increase was primarily due to an increase in average FTE employees to 394 in 2006 from 355 in 2005 partially offset by a decrease in accrued bonus expense.

Occupancy expense also increased $851 thousand or 12% to $7.8 million for 2006 from $7.0 million for 2005, primarily due to higher lease renewals of certain existing branches, the full year impact of branches added during 2005 and the relocation of our corporate headquarters. Advertising and marketing expense increased $203 thousand or 9% during 2006, primarily due to various promotions during the year. Data processing and communications expense increased $365 thousand, or 11%, as we increased the number of accounts and transactions. Professional fees decreased $776 thousand, or 21%, to $2.9 million in 2006 compared to $3.7 million in 2005. The decrease was primarily due to the completion of consulting work related to regulatory MOU compliance offset by additional fees related to our CEO search and human resources related consulting fees. Other expense increased $1.3 million or 20% to $7.7 million in 2006 compared to $6.4 million in 2005. Included in other expense was the FDIC insurance premium, which increased $495 thousand or 273% over the prior year, as a result of the FDIC risk rating formula. Other expense also included directors’ and officers’ related insurance, which increased $482 thousand, or 158%, over the prior year, as a result of the restatement of our prior year financial statements.

A breakdown of non-interest expense by category is illustrated below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
	2007	Amount	%	2006	Amount	%	2005
	(Dollars in thousands)
Non-interest Expense:
Salaries and employee benefits	$28,429	$1,332	5%	$27,097	$3,172	13%	$23,925
Occupancy	8,506	692	9%	7,814	851	12%	6,963
Furniture and equipment	2,724	455	20%	2,269	169	8%	2,100
Advertising and marketing	1,993	(359)	(15)%	2,352	203	9%	2,149
Data processing and communications	3,482	(299)	(8)%	3,781	365	11%	3,416
Professional fees	2,815	(123)	(4)%	2,938	(776)	(21)%	3,714
Other	8,501	825	11%	7,676	1,295	20%	6,381

Total non-interest expense:	$56,450	$2,523	5%	$53,927	$5,279	11%	$48,648

Income Tax Provision

The income tax provision for 2007 was $22.6 million compared to $22.4 million in 2006 and $18.8 million in 2005. The effective tax rate was 41% for 2007 compared to 40% for 2006 rand 41% for 2005. The decrease in the effective tax rate in 2006 was due primarily to the resolution of certain tax contingencies during the second half of 2006, which resulted in a reduction of deferred tax liabilities and a credit to income tax expense of approximately $1.0 million.

Financial Condition

Our total assets were $2.42 billion at December 31, 2007 compared to $2.05 billion at December 31, 2006, an increase of $376.4 million or 18%. The increase in total assets was primarily attributable to a 17% increase in net loans and a 59% increase in investment securities available-for-sale. We continued to experience strong loan growth (on a percentage basis) in our existing branches from new customer relationships as well as from our existing customers. Gross loans, net of unearned, increased $293.9 million, or 17% during 2007. These increases were primarily funded by growth in deposits and FHLB advances.

Loan Portfolio

We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans, trade finance loans, and to a lesser extent, consumer loans. We continued to experience strong loan demand throughout 2007. Our loans receivable, net of allowance for loan losses, increased $292.9 million, or 17%, to $1.99 billion at December 31, 2007 compared to $1.70 billion at December 31, 2006. Average loans, as a percentage of our average total interest-earning assets, were 89% for 2007 compared to 87% for 2006. Average loans were $1.88 billion and $1.59 billion for the years ended December 31, 2007 and 2006, respectively. The increases in average loans were $286.0 million, or 18%, during 2007 and $209.7 million, or 15%, during 2006. Loan growth remained concentrated in commercial real estate loans and commercial loans. However, we anticipate the future demand for commercial real estate loans may not be as strong as in the past several years due to the slowing economy and tightening credit standards. The rates of interest charged on variable rate loans are set at specified spreads to the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 47% of our total loans were variable-rate loans at December 31, 2007 compared to 60% at December 31, 2006. The demand for fixed rate loans continued to be very strong in our market during 2007. Approximately 56% of new loan originations were fixed rate loans for 2007. However, we anticipate that the demand for fixed rate loans could diminish as market interest rates decline.

With certain exceptions, we are permitted, under applicable law, to make unsecured loans to a single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and the allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us (if any). As of December 31, 2007, our lending limit was approximately $39.9 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of $66.5 million to one borrower.

Commercial Loans

Commercial loans are extended for working capital, inventory financing, especially for importers and exporters, for equipment financing and for other business purposes. Short-term business loans (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA guaranteed loans (commercial and real estate) usually have a longer maturity (7 to 25 years). The creditworthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. During 2007, commercial loans increased $98.6 million, or 17%, to $664.4 million at year-end 2007 from $565.8 million at year-end 2006.

Commercial Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial properties. It is our policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Our real estate loans, consisting primarily of commercial real estate loans, increased $208.9 million, or 19%, to $1.31 billion at year-end 2007 from $1.10 billion at year-end 2006.

Consumer Loans

Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature unsecured lines of credit and loans. We ceased offering auto loans in February, 2007 and ceased offering home equity loans in January 2008. Referrals from automobile dealers comprised the majority of our automobile loans. We also offered fixed-rate loans to buyers of new and previously owned automobiles who did not qualify for the automobile dealers’ most preferential loan rates. We anticipate that the level of consumer and other loans will decrease due to our discontinuance of auto and home equity loans in January 2008 and as we focus on loans to businesses.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$664,385	33%	$565,759	33%	$483,231	33%	$441,940	36%	$360,250	36%
Real estate and construction loans	1,310,994	65%	1,102,072	64%	900,699	62%	717,747	59%	575,930	58%
Consumer and other loans	34,809	2%	49,201	3%	64,633	5%	64,845	5%	63,322	6%

Total loans outstanding	2,010,188	100%	1,717,032	100%	1,448,563	100%	1,224,532	100%	999,502	100%

Less: Deferred loan fees	(1,459)		(2,167)		(2,823)		(2,798)		(2,164)

Gross Loans Receivable	2,008,729		1,714,865		1,445,740		1,221,734		997,338
Less: Allowance for loan losses	(20,035)		(19,112)		(17,618)		(14,627)		(12,471)

Net Loans Receivable	$1,988,694		$1,695,753		$1,428,122		$1,207,107		$984,867

We provide lines of credit to business customers usually on an annual review basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commitments to extend credit	$224,837	$214,685	$199,968	$151,726	$150,736
Standby letters of credit	15,231	12,786	14,077	22,108	14,491
Other commercial letters of credit	18,552	27,146	25,858	29,035	31,314

	$258,620	$254,617	$239,903	$202,869	$196,541

Non-performing Assets

Non-performing assets consisted of non-accrual loans, accruing loans that are 90 days or more past due, restructured loans where the renegotiated terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal and other real estate owned (“OREO”).

Loans are placed on non-accrual status when they become 90 days or more past due, unless the loan is both well secured and in the process of collection. Loans may be placed on non-accrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on non-accrual status, unpaid accrued interest is charged against interest income. Loans are charged off when our management determines that collection has become unlikely. OREO consists of real estate acquired by us through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, that we intend to offer for sale.

Non-performing assets were $17.4 million at December 31, 2007, compared to $3.6 million at December 31, 2006. The changes in non-performing assets in 2007 was primarily due to changes in non-accrual loans, which are discussed in the following paragraph.

Non-performing loans were $16.6 million at December 31, 2007 compared to $3.3 million at December 31, 2006. The increase of $13.3 million, or 407%, in 2007 was primarily due to four large loans. One of those loans aggregating $1.6 million was placed on non-accrual status during the first quarter of 2007 and is collateralized by a gas station. Three other loans were placed on non-accrual status during the fourth quarter of 2007. One loan for $7.5 million is collateralized by a car wash property and business whose two owners are in the process of settling an internal buy-out dispute. The borrower for another loan, which has a $3.5 million remaining balance, is in the process of either providing additional collateral or liquidating assets to reduce the loan balance. $1.5 million was charged off as a result of the discovery by the owner of a misappropriation of funds by certain employees. The third loan to an entertainment business for $726 thousand was sold in January 2008. The amount of additional interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms and the interest income recognized on these loans was immaterial for 2007, 2006 and 2005. The following table illustrates the composition of our non-performing assets as of the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans	$16,592	$3,271	$5,489	$2,679	$4,855
Loans past due 90 days or more, still accruing	—	—	—	—	209

Total nonperforming loans	16,592	3,271	5,489	2,679	5,064
Other real estate owned	—	—	—	—	—
Restructured loans	765	298	741	229	529

Total non-performing assets	$17,357	$3,569	$6,230	$2,908	$5,593

Maturity and Repricing of Loans

The following table illustrates the maturity distribution and repricing intervals of our outstanding loans outstanding as of December 31, 2007. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2007
	Loans maturing and repricing
	Within One Year	Between One and Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial loans	$546,027	$37,746	$80,612	$664,385
Real estate and construction loans	436,816	449,569	424,609	1,310,994
Consumer and other loans	23,522	11,287	—	34,809

Total	$1,006,365	$498,602	$505,221	$2,010,188

Loans with fixed interest rates	$53,892	$498,602	$505,221	$1,057,715
Loans with variable interest rate	952,473	—	—	952,473

Total	$1,006,365	$498,602	$505,221	$2,010,188

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly affected by economic or other conditions. The following table summarizes the industry concentrations exceeding 10% of our loan portfolio as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
	(Dollars in thousands)
Wholesale Trade	$196,853	10%	$193,194	11%	$191,360	13%	$210,912	17%	$174,195	17%
Retail Trade	508,252	25%	441,434	26%	322,690	22%	219,106	18%	158,821	16%
Services	573,455	29%	483,708	28%	382,308	27%	279,613	23%	198,940	20%
Finance, Insurance, Property Management	628,683	31%	538,062	31%	481,564	33%	433,887	35%%	355,557	36%

Total	$1,907,243	95%	$1,656,398	96%	$1,377,922	95%	$1,143,518	93%	$887,513	89%

Gross Loans	$2,010,188		$1,717,032		$1,448,563		$1,224,532		$999,502

Allowance for Loan Losses

The risk of nonpayment of loans is inherent in all commercial banking operations. We employ a concept of total quality loan management in order to minimize our credit risk. For new loans, we analyze each loan application and a majority of those loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Credit Officer, and Senior Credit Administrators. For existing loans, we maintain a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan consultants. Based on the reviews, loans are graded for their overall quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; sources of repayment; and liquidation value of the collateral and other sources of repayment. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower. These loans are periodically reviewed by the MLC.

When principal or interest on a loan is 90 days or more past due, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) it appears that loss exposure on the loan exceeds the collateral value for the loan, (2) servicing of the unsecured portion has been discontinued, or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan, judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.

The allowance for loan losses was $20.0 million at December 31, 2007, compared to $19.1 million at December 31, 2006. The allowance for loan losses increased $923 thousand, or 5%, during 2007, primarily due to the growth of our loan portfolio and an increase in the level of our non-accrual loans and classified loans. We recorded a provision for loan losses of $7.5 million in 2007, compared to $3.8 million in 2006 and $5.4 million in 2005. The increase in the provision for loan losses in 2007 was primarily due to a significant increase in net loans charged off and classified assets. During 2007, we charged off $7.4 million and recovered $841 thousand of loans. The allowance for loan losses was 1.00% of gross loans at December 31, 2007, compared to 1.11% at December 31, 2006. Total classified loans at December 31, 2007 were $21.4 million compared to $5.0 million at December 31, 2006.

During December 2006, the regulatory authorities issued a new interagency policy statement on accounting for the allowance for loan and lease losses. Among other things, use of industry or regulatory benchmarks or standards, peer medians or target ratios was deemed inappropriate under the new policy statement. Instead, the policy statement pointed to use of an institution’s own historical loss experience for any quantitatively derived allowance, and management’s judgment on qualitative or environmental factors in determining the appropriate level of loss allowances. Accordingly, in 2007 we made certain changes in our methodology to more closely tie allocations to actual loss experience by loan types, moving away from regulatory benchmarks, which in some cases were higher than our actual loss experience. In setting qualitative and environmental factors during the year, we increased the subjective factors for economic conditions based on deterioration in the economy during 2007. We also increased the factors relating to the trends in classified loans and delinquencies due to the increases in these items during the year. Offsetting these increases, we decreased the qualitative factors related to policies and the nature and volume of loans due to improvements in our credit monitoring processes throughout 2007. In particular, we’ve decreased the number of days delinquent that we use to start monitoring delinquencies, and we’ve centralized our processes for monitoring delinquent loans to ensure that we have consistent processes. We’ve also increased our scope for reviewing classified and criticized loans to ensure that we are identifying issues in the loan portfolio more quickly. Therefore, although the level of classified loans and charge-offs increased during 2007, the re-allocation of loss allowances based on actual loss experience from regulatory benchmarks offset the increase in loss allowances required for higher problem loans.

Specific loss allocations for impaired loans in accordance with SFAS No. 114 were $3.1 million at December 31, 2007 compared to $1.7 million at December 31, 2006. Management and the Loan and Credit Policy Committee (“LCPC”) of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the LCPC believe that the allowance for loan losses was adequate as of December 31, 2007, to absorb estimated probable incurred losses inherent in the loan portfolio. However, no assurances can be given that we will not experience further losses in excess of the allowance, which may require additional provisions for loan losses.

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$1,879,457	$1,593,453	$1,383,758	$1,113,750	$839,097
Total gross loans, excluding loans held for sale at end of year (net of deferred fees)	2,008,729	1,714,865	1,445,740	1,221,734	997,338
ALLOWANCE:
Balance—beginning of year	$19,112	$17,618	$14,627	$12,471	$8,458
Loans charged off:
Commercial	6,568	2,553	1,980	1,465	1,756
Consumer	880	1,108	1,086	1,080	630
Real estate and construction	—	—	—	—	30

Total loans charged off	7,448	3,661	3,066	2,545	2,416
Less: recoveries:
Commercial	646	970	403	542	386
Consumer	195	431	227	256	52
Real estate and construction	—	—	—	3	72

Total loan recoveries	841	1,401	630	801	510

Net loans charged off	6,607	2,260	2,436	1,744	1,906
Provision for loan losses	7,530	3,754	5,427	3,900	5,250
Allowance acquired in business acquisition	—	—	—	—	669

Balance—end of period	$20,035	$19,112	$17,618	$14,627	$12,471

RATIOS:
Net loan charge-offs to average total loans	0.35%	0.14%	0.18%	0.16%	0.23%
Allowance for loan losses to total loans at end of year	1.00%	1.11%	1.22%	1.20%	1.25%
Net loan charge-offs to beginning allowance	34.57%	12.83%	16.65%	13.98%	22.53%
Net loan charge-offs to provision for loan losses	87.74%	60.20%	44.89%	44.72%	36.30%

Allowance for Loan Losses Methodology

We maintain an allowance for loan losses to provide for estimated probable incurred losses that are inherent in our loan portfolio. The allowance is based on our regular quarterly assessments. Our methodologies for measuring the appropriate level of the allowance include the combination of: (1) A quantitative Historical Loss Migration Analysis (Migration Analysis) for pools of loans, and a qualitative analysis of subjective factors and (2) a Specific Allocation Method for individual loans.

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2007		12/31/2006		12/31/2005		12/31/2004		12/31/2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan Type
Real Estate	$12,283	65%	$12,740	64%	$11,469	62%	$7,961	59%	$5,023	58%
Commercial	7,012	33%	5,579	33%	5,061	33%	5,871	36%	6,256	36%
Consumer	643	2%	759	3%	1,057	5%	786	5%	1,232	6%
Unallocated	97	N/A	34	N/A	31	N/A	9	N/A	(40)	N/A

Total allowance	$20,035	100%	$19,112	100%	$17,618	100%	$14,627	100%	$12,471	100%

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect loan collectability, and other pertinent factors.

The Migration Analysis is a formula methodology based on our actual historical net charge-off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful).

The migration analysis is centered on our credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. Our credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.

To calculate our various loss allocation factors, we use a twelve-quarter rolling average of historical losses detailing charge-offs and recoveries by loan type pool balances to determine the estimated credit losses for each type of non-classified and classified loans. Also, in order to reflect the impact of recent events more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 40% weighted average while the prior four quarters have been assigned a 33% weighted average and the oldest four quarters have been assigned a 27% weighted average.

Additionally, in order to systematically quantify the credit risk impact of trends and changes within the loan portfolio, we make qualitative adjustments to the Migration Analysis within established parameters. Our parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, we make the changes in accordance with the established parameters supported by narrative and/or statistical analysis. Our Credit Risk Matrix and the seven possible scenarios enable us to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following 9 factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses.

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

•

Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications.

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

We also establish specific loss allowances for loans where we have identified significant conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent.

We consider a loan to be impaired when it is probable that not all amounts due (principal and interest) will be collectable in accordance with the contractual terms of the loan agreement will be collectable. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Investment Security Portfolio

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. The securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale.

Our available-for-sale securities totaled $258.8 million at December 31, 2007, compared to $162.9 million at December 31, 2006. We had no securities in the held-to-maturity category at December 31, 2007, compared to $1.0 million of such securities at December 31, 2006. During 2007, $16.6 million in mortgage related securities were paid down, $38.3 million in securities were sold, and $158.4 million were purchased. All of the securities involved in these transactions were classified as available- for- sale. Securities with an amortized cost of $4.9 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2007.

We also pledged $17.1 million in securities with the Federal Home Loan Bank of San Francisco as borrowing collateral, and $180.4 million in securities with the California State Treasurer’s Office as deposit (certificate of time deposits) collateral. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, CMOs, mutual funds, and corporate debt securities.

The following table summarizes the amortized cost, estimated market value and maturity distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio Balance and Market Value

	December 31,
	2007			2006
	Amortized Cost	Estimated Market Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Market Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
U.S. Government agency	$37,120	$37,098	$(22)	$82,389	$81,042	$(1,347)
CMOs	108,576	107,926	(650)	39,564	38,748	(816)
MBS	102,044	102,600	556	37,956	37,241	(715)
Asset backed securities	1,815	1,815	—	1,928	1,928	—
U.S. Corporate debt securities	4,429	3,912	(517)	—	—	—
Mutual funds	5,462	5,422	(40)	4,000	3,892	(108)

Total available-for-sale	$259,446	$258,773	$(673)	$165,837	$162,851	$(2,986)

Held to Maturity:
Corporate debt securities	$—	$—	$—	$1,000	$1,002	$2

Total held-to-maturity	$—	$—	$—	$1,000	$1,002	$2

Total Investment Securities	$259,446	$258,773	$(673)	$166,837	$163,853	$(2,984)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2007:

Investment Portfolio Maturities and Weighted Average Yields

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
U.S. Government agency	$16,997	4.04%	$20,123	4.23%	$—	—%	$—	—%	$37,120	4.14%
CMOs	—	—	—	—	214	3.90%	108,362	5.53%	108,576	5.53%
MBS	—	—	2,933	3.86%	2,504	4.51%	96,607	5.68%	102,044	5.60%
Asset backed securities	—	—	—	—	—	—	1,815	6.74%	1,815	6.74%
U.S. Corporate debt securities	—	—	—	—	—	—	4,429	6.69%	4,429	6.69%
Mutual funds					—	—	5,462	4.25%	5,462	4.25%

Total available- for-sale	$16,997	4.04%	$23,056	4.18%	$2,718	4.46%	$216,675	5.60%	$259,446	5.36%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Unrealized Loss For Less than 12 months		Unrealized Loss For 12 months or longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Description of Securities
U.S. Government agency	$—	$—	$25,365	$(27)	$25,365	$(27)
CMOs	54,521	(467)	10,983	(524)	65,504	(991)
MBS	17,908	(70)	14,738	(333)	32,646	(403)
U.S. Corporate debt securities	3,912	(517)	—	—	3,912	(517)
Mutual funds	—	—	5,422	(40)	5,422	(40)

	$76,341	$(1,054)	$56,508	$(924)	$132,849	$(1,978)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies, whether downgrades of the ratings of the securities by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the year ended December 31, 2007, we sold $38.3 million in agency securities at gross gains of $42 thousand and gross losses of $15 thousand. The sales were part of our balance sheet restructuring and for interest rate risk and liquidity management purposes. We have the intent and ability to hold those investments in an unrealized loss position at December 31, 2007 until maturity or full recovery of their market value.

Deposits

Deposits are our primary source to fund loans and investment activities. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased $121.1 million, or 7%, to $1.83 billion at December 31, 2007 compared to $1.71 billion at December 31, 2006.

The increase in deposits during 2007 was primarily attributable to an increase in time deposits with balances of $100,000 or more (“Jumbo CDs’). Total jumbo CDs increased $131.3 million, or 17%, to $900.0 million at December 31, 2007 compared to $768.7 million at December 31, 2006. The increase was primarily due to an increase in wholesale deposits, particularly the brokered deposits. Total Jumbo CDs represented 49% of the total deposits at year-end 2007, compared to 45% of the total deposit at year-end 2006. At December 31, 2007, the weighted average cost of total time deposits was 5.22% and the weighted average cost of Jumbo CDs and non-jumbo CDs was 5.27% and 4.94%, respectively. Interest-bearing demand deposits also increased $76.0 million, or 41% to $260.2 million at December 31, 2007, compared to $184.2 million at December 31, 2006. This increase was primarily due to higher interest rates offered on new money market accounts throughout the year 2007.

Deposit growth continued to be a challenge as we experienced heightened market competition for deposits throughout 2007. We rely on brokered deposits as a supplemental source of funding. Brokered deposits increased 124% to $121.8 million at December 31, 2007, compared to $54.3 million at December 31, 2006. The weighted average cost of brokered deposit was 5.20% during 2007, compared to 4.59% during 2006. The deposits from the State of California also are another source of funds and such deposits increased 33% or $40 million to $160.0 million at December 31, 2007, compared to $120.0 million at December 31, 2006. The weighted average cost of State of California deposits was 3.96% during 2007, compared to 5.16% during 2006.

Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated and the balances of our deposits by category.

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$364,518	20%	$407,519	24%	$371,943	24%
Demand, interest bearing	260,224	14%	184,199	11%	185,550	12%
Savings	143,020	8%	141,611	8%	120,948	8%
Time deposit of $100,000 or more	899,980	49%	768,727	45%	714,636	47%
Other time deposits	165,604	9%	210,179	12%	133,409	9%

Total Deposits	$1,833,346	100%	$1,712,235	100%	$1,526,486	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$515,854	48%	$309,135	32%	$295,048	35%
Over three months through six months	340,511	32%	414,263	42%	265,629	31%
Over six months through twelve months	104,513	10%	183,234	19%	251,972	30%
Over twelve months	104,706	10%	72,274	7%	35,396	4%

Total time deposits	$1,065,584	100%	$978,906	100%	$848,045	100%

Borrowings

Federal Funds Purchased

We utilize a combination of short-term and long-term borrowings to help manage our liquidity position. Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2007, we did not have any federal funds purchased.

FHLB Advances

FHLB advances increased 291% to $297.0 million as of December 31, 2007, compared to $76.0 million at December 31, 2006. To help fund our loan origination activity, we entered into a combined $244.0 million in additional term FHLB advances in 2007. These advances have maturity terms ranging from 1 month to ten years and fixed rates ranging from 3.51% to 5.07%. The weighted average rate for FHLB advances was 4.16% at year-end 2007, compared to 4.21% at year-end 2006. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.

Subordinated Debentures

At December 31, 2007, five wholly owned subsidiary grantor trusts established by Nara Bancorp, Inc had issued $38 million of pooled Trust Preferred Securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

With the adoption of FIN 46, Nara Bancorp deconsolidated the five grantor trusts. As a result, the Debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2007 and 2006, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. Nara Bancorp also recorded $1.7 million and $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2007 and 2006, respectively, for the common capital securities issued by the issuer trusts held by Nara Bancorp.

The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2007.

Trust Name	Issuance Date	Amount	Principal Balance Of Debentures	Stated Maturity	Annualized Coupon Rate	Interest Distribution Dates
	(Dollars in thousands)
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	June 8 and December 8
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	Every 15th of March, June, September and December

Total Trust		$38,000	$39,268

The Subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI, unless certain events have occurred.

In March 2007, we completed an offering of $8.0 million of Trust Preferred Securities through our new, wholly-owned subsidiary named Nara Statutory Trust VI (“Trust VI”). We used the $8.0 million in proceeds from the sale of Trust Preferred Securities by Trust VI to redeem the then existing $8.0 million of floating rate trust preferred securities issued by Nara Statutory Trust II (“Trust II”) in March 2002. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus accrued and unpaid distributions at the redemption date. Floating rate Trust Preferred Securities of Trust VI and Trust II were subject to interest payments at a floating rate equal to the three-month LIBOR rate plus 1.65% and 3.60%, respectively. Therefore the refinancing reduces our interest expense.

Capital Resources

Historically, our primary source of capital has primarily been the retention of earnings, net of dividend payments to shareholders. We are committed to maintaining capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. In order to ensure such commitment, we perform ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as the needs arise, whether through the issuance of additional stock, debt or otherwise.

Our total stockholders’ equity increased $35.6 million, or 19%, to $222.2 million at December 31, 2007 from $186.6 million at December 31, 2006. At December 31, 2007, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the Trust Preferred Securities, was $ 255.9 million, compared to $222.6 million at December 31, 2006. The increase was primarily due to net income of $33.2 million, proceeds of $500 thousand of stock options exercised and stock-based compensation of $1.5 million offset by our payment of cash dividends of $2.8 million. At December 31, 2007 Nara Bancorp’s ratio of total capital to total risk-weighted assets ratio was 12.8%, Tier I Capital to total risk weighted assets ratio was 11.8% and Tier I leverage ratio was 10.8%. At December 31, 2007, the Bank’s total capital to total risk-weighted assets ratio was 12.3%, the Tier I Capital to total risk weighted assets ratio was 11.4% and its Tier I leverage ratio was 10.4%.

The following tables compare Nara Bancorp’s and the Bank’s actual capital at December 31, 2007 to those required by our regulatory agencies for capital adequacy classification purposes:

	As of December 31, 2007 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$255,863	10.8%	$95,044	4.0%	$160,819	6.8%
Tier 1 risk-based capital ratio	$255,863	11.8%	$86,407	4.0%	$169,456	7.8%
Total risk-based capital ratio	$276,009	12.8%	$172,814	8.0%	$103,195	4.8%

	As of December 31, 2007 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Tier I capital to total assets	$246,011	10.4%	$94,941	4.0%	$151,070	6.4%
Tier 1 risk-based capital ratio	$246,011	11.4%	$86,277	4.0%	$159,734	7.4%
Total risk-based capital ratio	$266,157	12.3%	$172,553	8.0%	$93,604	4.3%

Liquidity Management

Liquidity risk is the risk to reduction in our earnings or capital that would result if we were not able to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the risk of unplanned decreases or changes in funding sources and changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are the stability of the deposit base; the marketability, maturity, and pledging of our investments; the availability of alternative sources of funds; and our demand for credit.

The objective of our liquidity management is to have funds available to meet cash flow requirements arising from fluctuations in deposit levels and the demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings.

We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee and the Asset Liability Management Committee of the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the Federal Home Loan Bank, the Federal Reserve Bank and correspondent banks. The sale of investment securities also serve as a contingent source of funds.

Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, proceeds from sale of loans and the liquidation or sale of securities from our available-for-sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $35.5 million $31.2 million and $26.2 million during 2007, 2006 and 2005, respectively. Net cash inflows from operating activities for those periods were primarily attributable to net income earned during the year.

Net cash outflows from investing activities totaled $406.9 million, $251.3 million and $268.8 million during 2007, 2006 and 2005, respectively. Net cash outflows for investing activities for those periods were attributable primarily to the growth in our loan portfolio and purchases of securities. These activities were partially offset by payments of principal and interest on loans, and by maturities, payments and net sales proceeds from loans and from investment securities available-for-sale.

Net cash inflows from financing activities totaled $339.7 million, $234.9 million and $233.4 million during 2007, 2006 and 2005, respectively. Net cash inflows from financing activities for those periods were attributable primarily to growth in deposits and FHLB advances and also from the issuance of common stock in 2005.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank or our correspondent banks. The maximum amount that we currently are authorized to borrow from our correspondent banks is $55.0 million on an overnight basis. The Federal Home Loan Bank System functions as line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances”

We may also borrow from the FRB. The maximum amount that we may borrow from its discount window is 98% of the market value of the securities that are pledged. At December 31, 2007, the par value of the securities that we had pledged for this purpose was $2.3 million.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged were $100.4 million at December 31, 2007 compared to $92.4 million at December 31, 2006. At December 31, 2007, cash and cash equivalents, including federal funds sold, totaled $49.1 million compared to $80.8 million at December 31, 2006.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to or exceeds100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2007, our gross loan to deposit ratio averaged 106%, compared to an average ratio of 97% for 2006 and an average ratio of 96% for 2005. As of December 31, 2007, we were not aware of any information that would have a material adverse effect on our liquidity position.

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on future results of operations and financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A —“Quantitative and Qualitative Disclosures about Market Risk.”

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years. Our facility lease obligations are discussed in Note 12 of the Notes to Consolidated Financial Statements.

The following table shows our contractual obligations and commitments as of December 31, 2007.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$1,065,584	$960,878	$104,706	$—	$—
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	297,000	36,000	75,000	71,000	115,000
Operating Lease Obligations	49,137	6,544	12,239	10,262	20,092
Unused committments to extend credit	224,837	219,918	4,288	631	—
Standby letters of credit	15,231	14,990	241	—	—
Other commercial letters of credit	18,552	18,552	—	—	—

Total	$1,709,609	$1,256,882	$196,474	$81,893	$174,360

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing condition and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing our net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations, reducing the effects these fluctuations might have on associated cash flows or values. We also perform periodic internal analyses to measure, evaluate and monitor market risk.

Interest Rate Risk

Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously or at the same rate of interest or in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the Asset/Liability Management (“ALM”) Committee of the board and the Asset and Liability Management Committee (“ALCO”), which is composed of the Bank’s senior executives and other designated officers.

The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, and our investment activities and directs changes in the composition of interest earning assets and interest bearing liabilities. ALCO reports at least quarterly to the ALM Committee of the board. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

Swaps and Caps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps and caps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. During 2002, we entered into eight different interest rate swap agreements, three of which remain in effect and are summarized in the table below. In August of 2006, we purchased an interest rate cap with a notional amount of $100 million, tied to monthly resetting 3-month LIBOR, and which matured on November 15, 2007. We received monthly payments from the counterparty when the monthly resetting 3-month LIBOR exceeded the strike level of 5.50%. During 2006, $79.0 million of the cap was de-designated and accordingly the changes in fair value of that portion of the cap of $(64,000) and $(82,000) were recorded in net income for 2007 and 2006, respectively. On the $21.0 million effective portion, the Company recognized amortization expense of $(28,000) and $(11,000) for 2007 and 2006, respectively, which was included in interest expense on deposits in the consolidated statements of income. The interest rate cap was purchased to protect against a rise in the cost of 3-month LIBOR to which one of our money market products was tied.

Under the interest rate swap agreements, we received a fixed rate and paid a variable rate based on H.15 Prime. The swaps qualified as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and are designated as hedges of the variability of cash flows we receive from certain of our prime-indexed loans. In accordance with SFAS No. 133, these swap agreements are measured at fair value and reported as assets or liabilities on the consolidated statements of financial condition. The portion of the change in the fair value of the swaps that is deemed effective in hedging the cash flows of the designated assets are recorded in accumulated other comprehensive income (loss), net of tax effects (“OCI”) and reclassified into interest income when such cash flows occur in the future. Any ineffectiveness resulting from the hedges is recorded as a gain or loss in the consolidated statements of income as a part of non-interest income.

Interest rate swap information at December 31, 2007 and 2006 is summarized as follows:

				December 31, 2007		December 31, 2006
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
				(Dollars in thousands)
9,000	H.15 Prime[1]	7.59%	4/30/2007	—	—	(21)	(21)
11,000	H.15 Prime[1]	7.59%	4/30/2007	—	—	(26)	—
20,000	H.15 Prime[1]	6.09%	10/09/2007	—	—	(333)	(329)
20,000	H.15 Prime[1]	6.58%	10/09/2009	(12)	(12)	(736)	(723)
20,000	H.15 Prime[1]	7.03%	10/09/2012	(53)	(53)	(997)	(970)
10,000	H.15 Prime[1]	6.32%	12/17/2007	—	—	(181)	(175)
10,000	H.15 Prime[1]	6.83%	12/17/2009	(57)	(57)	(320)	(304)

$100,000				$(122)	$(122)	$(2,614)	$(2,522)

(1)	Prime rate is based on Federal Reserve statistical release H.15

The realized gain (loss) recognized in earnings on interest rate swaps due to hedge ineffectiveness were $66,000, $(66,000) and $(141,000) for 2007, 2006 and 2005, respectively. The increase (decrease) in interest income on loans resulting from the swap transactions totaled ($1,244,000), ($1,289,000) and $472,000 for 2007, 2006 and 2005, respectively.

At December 31, 2007, we pledged $545,000 in real estate loans as collateral to the interest rate swap counterparties.

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

The following table illustrates our combined asset and liability repricing as of December 31, 2007:

	90 Days Or Less	Over 90 Days to 365 Days	1-5 Years	Over 5 Yrs	Total
	(Dollars in thousands)
Total Investments(1)	$52,032	$45,609	$83,332	$105,505	$286,478
Total Loans(2)	919,226	50,979	543,681	508,606	2,022,492

Rate Sensitive Assets:	$971,258	$96,588	$627,013	$614,111	$2,308,970

Deposits:
Time Certificates of deposit Of $100,000 or more	$467,506	$327,909	$104,565	$—	$899,980
Time Certificates of deposit Under $100,000	82,433	83,030	141	—	165,604
Money Market	247,797	—	—	—	247,797
Now Accounts	12,427	—	—	—	12,427
Savings deposits	143,020	—	—	—	143,020
Other liabilities:
FHLB Borrowings	27,000	9,000	146,000	115,000	297,000
Subordinated Debentures	28,000	—	—	10,000	38,000

Rate Sensitive Liabilities:	$1,008,183	$419,939	$250,706	$125,000	$1,803,828

Interest Rate Swap	$(50,000)	$—	$50,000	$—
Net Gap Position	$(86,925)	$(323,351)	$426,307	$489,111	$505,142
Net Cumulative Gap Position	$(86,925)	$(410,276)	$16,031	$505,142

(1)	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions
(2)	Includes loans held for sale of $12,304 thousand

The simulation model discussed above provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2007, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2007		December 31,2006
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	(2.40)%	(16.19)%	3.63%	(13.30)%
+ 100 basis points	(0.59)%	(7.04)%	1.85%	(6.25)%
- 100 basis points	2.52%	4.04%	(1.42)%	4.06%
- 200 basis points	3.99%	2.36%	(3.10)%	4.61%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company, together with the reports thereon of Crowe Chizek and Company LLP, begin at page F-1 of this Report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

b. Management’s Annual Report on Internal Control Over Financial Reporting

The management of Nara Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

/s/ MIN KIM	/s/ ALVIN D. KANG
Min Kim President and Chief Executive Officer	Alvin D. Kang Executive Vice President and Chief Financial Officer

Los Angeles, California March 14, 2008	Los Angeles, California March 14, 2008

c. Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm on our internal control over financial reporting is included on page F-2 of this report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections of the 2008 Proxy Statement entitled “Election of Directors” and “Code of Ethics.” Nara Bancorp’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) will be filed with the SEC within 120 days after December 31, 2007.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the 2008 Proxy Statement entitled “Election of Directors—Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of the 2008 Proxy Statement entitled “Beneficial Ownership of Principal Stockholders and Management.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections of the 2008 Proxy Statement entitled “Certain Transactions.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections of the 2008 Proxy Statement entitled “Principal Accounting Fees and Services.”

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

(b) List of Exhibits

Number	Description

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 and incorporated herein by reference to the Registration Statement on Form 10-Q filed with the SEC on November 8, 2004.

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 Exhibit 4.1 filed with the SEC on December 5, 2000)

4.2	Amended and Restated Declaration of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.5 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 4.6 filed for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 Exhibit 4.7 filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated by reference to the Annual Report on Form 10-K Exhibit 4.8 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (to be filed in an 8-K in a subsequent filing)**

4.7	Junior Subordinated Indenture dated June 5, 2003 between the Nara Bancorp as Issuer and The Bank of New York as Trustee (to be filed in an 8-K in a subsequent filing)**

4.8	Guarantee Agreement dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (to be filed in an 8-K in a subsequent filing)**

4.9	Amended and Restated Declaration of Trust dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (to be filed in an 8-K in a subsequent filing)**

4.10	Indenture dated December 17, 2003 between the Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (to be filed in an 8-K in a subsequent filing)**

4.11	Guarantee Agreement dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (to be filed in an 8-K in a subsequent filing)**

4.12	Amended and Restated Declaration of Trust dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (to be filed in an 8-K in a subsequent filing)**

4.13	Indenture dated December 22, 2003 between the Nara Bancorp as Issuer and Wells Fargo Bank, National Association as Trustee (to be filed in an 8-K in a subsequent filing)**

4.14	Guarantee Agreement dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (to be filed in an 8-K in a subsequent filing)**

4.15	Amended and Restated Declaration of Trust dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference from Exhibit 4.1 to our Current Report on Form 8-K filed on March 22, 2007)

4.16	Indenture dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 4.2 to our Current Report on Form 8-K filed on March 22, 2007)

4.17	Guarantee Agreement dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference from Exhibit 4.3 to our Current Report on Form 8-K filed on March 22, 2007)

10.1	Amended and restated Nara Bancorp, Inc. 2007 Equity Incentive Plan incorporated herein by reference to the Current Report on the Form 8-K filed with the SEC on July 26, 2007

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 Exhibit 99.2 filed with the SEC on April 9, 2001)

10.3	Nara Bank Deferred Compensation Plan (incorporated by reference to the Annual Report on Form 10-K Exhibit 10.3 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated by reference to the Annual Report on Form 10-K Exhibit 10.11 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated by reference to the Annual Report on Form 10-K Exhibit 10.12 for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by named executive officers Myung Hee Hyun, Alvin D. Kang, Kyu Kim, Min Kim, Bonita Lee, and Jasna Penich) (incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on December 6, 2007)

10.7	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Howard Gould, Chong-Moon Lee, Jesun Paik, and James Staes and named executive officers Myung Hee Hyun, Alvin D. Kang, Kyu Kim, Min Kim, Bonita Lee, and Jasna Penich) (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 10.6 for the year ended December 31, 2006 filed with the SEC on March 15, 2007)

10.8	Employment Agreement between Alvin D. Kang and Nara Bancorp, Inc. (incorporated herein by reference from Exhibit 99.1 to our Current Report on Form 8-K filed on July 6, 2005)

14.1	Director Code of Business Conduct and Ethics*

14.2	Code of Business Conduct and Ethics*

21.1	List of Subsidiaries (incorporated by reference to Form 10-K Exhibit 21.1 filed with our Annual Report for the year ended December 31, 2004 filed with the SEC on June 30, 2005)

23.1	Consent of Crowe Chizek and Company LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

*	Filed herewith
**	Inadvertently not attached as Exhibits to our Current Reports on Form 8-K filed on June 10, 2003 and December 31, 2003, will be attached to amended Form 8-K filing to be filed after this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

By:	/s/ MIN KIM
Min Kim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CHONG- MOON LEE Chong- Moon Lee	Director and Chairman of the Board	March 14, 2008

By:	/s/ KI SUH PARK Ki Suh Park	Director and Vice-Chairman of the Board	March 14, 2008

By:	/s/ JESUN PAIK Jesun Paik	Director	March 14, 2008

By:	/s/ HOWARD GOULD Howard Gould	Director	March 14, 2008

By:	/s/ JAMES STAES James Staes	Director	March 14, 2008

By:	/s/ JOHN PARK John Park	Director	March 14, 2008

By:	/s/ TERRY SCHWAKOPF Terry Schwakopf	Director	March 14, 2008

By:	/s/ SCOTT WHANG Scott Whang	Director	March 14, 2008

By:	/s/ MIN KIM Min Kim	Director and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

By:	/s/ ALVIN D. KANG Alvin D. Kang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

NARA BANCORP, INC. AND SUBSIDIARIES (DRAFT)

CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2007 AND 2006 AND

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

        CROWE CHIZEK AND COMPANY LLP

South Bend, Indiana

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited Nara Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

        CROWE CHIZEK AND COMPANY LLP

South Bend, Indiana

March 13, 2008

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

	2007	2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$40,147	$36,300
Federal funds sold	9,000	44,500

Total cash and cash equivalents	49,147	80,800
Securities available for sale—at fair value	258,773	162,851
Securities held to maturity—at amortized cost (fair value: 2006—$1,002)	—	1,000
Loans held for sale—at the lower of cost or market	12,304	15,162
Loans receivable—net of allowance for loan losses (2007—$20,035; 2006—$19,112)	1,988,694	1,695,753
Federal Reserve Bank stock—at cost	2,253	2,253
Federal Home Loan Bank of San Fransico (FHLB) stock—at cost	15,441	7,505
Premises and equipment—net	11,254	11,941
Accrued interest receivable	9,348	8,974
Deferred tax assets, net	14,594	16,210
Customers’ liabilities on acceptances	7,663	7,565
Bank owned life insurance	22,908	15,113
Goodwill	2,347	2,347
Other intangible assets—net	2,242	2,899
Other assets	26,442	16,612

Total assets	$2,423,410	$2,046,985

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2007 AND 2006

	2007	2006
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$364,518	$407,519
Interest bearing:
Money market and other	260,224	184,199
Savings deposits	143,020	141,611
Time deposits of $100,000 or more	899,980	768,727
Other time deposits	165,604	210,179

Total deposits	1,833,346	1,712,235
Borrowings from FHLB	297,000	76,000
Subordinated debentures	39,268	39,268
Accrued interest payable	10,481	8,258
Acceptances outstanding	7,663	7,565
Other liabilities	13,472	17,032

Total liabilities	2,201,230	1,860,358
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—authorized 10,000,000 shares; none issued and outstanding
Common stock, $0.001 par value—authorized, 40,000,000 shares; issued and outstanding, 26,193,672 and 26,107,672 shares at December 31, 2007 and 2006, respectively	26	26
Capital surplus	79,974	77,939
Retained earnings	142,491	111,978
Accumulated other comprehensive loss, net	(311)	(3,316)

Total stockholders’ equity	222,180	186,627

Total liabilities and stockholders’ equity	$2,423,410	$2,046,985

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$164,163	$144,349	$108,915
Interest on securities	9,867	8,435	6,217
Interest on federal funds sold and other investments	1,743	3,047	2,092

Total interest income	175,773	155,831	117,224
INTEREST EXPENSE:
Interest on deposits	68,247	55,557	32,698
Interest on subordinated debentures	3,333	3,348	2,863
Interest on other borrowings	6,988	2,311	2,090

Total interest expense	78,568	61,216	37,651

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	97,205	94,615	79,573
PROVISION FOR LOAN LOSSES	7,530	3,754	5,427

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	89,675	90,861	74,146
NON-INTEREST INCOME:
Service charges on deposit accounts	7,023	6,081	6,281
International service fees	2,564	2,666	2,854
Loan servicing fees, net	1,988	1,833	1,612
Wire transfer fees	1,407	1,400	1,429
Net gains on sales of SBA loans	5,204	4,826	5,987
Net gains on sales of other loans	2,372	1,272	—
Net gains on sales of securities available for sale	27	92	143
Other income and fees	1,988	1,099	1,864

Total non-interest income	22,573	19,269	20,170
NON-INTEREST EXPENSE:
Salaries and employee benefits	28,429	27,097	23,925
Occupancy	8,506	7,814	6,963
Furniture and equipment	2,724	2,269	2,100
Advertising and marketing	1,993	2,352	2,149
Data processing and communications	3,482	3,781	3,416
Professional fees	2,815	2,938	3,714
Other	8,501	7,676	6,381

Total non-interest expense	56,450	53,927	48,648

INCOME BEFORE INCOME TAX PROVISION	55,798	56,203	45,668
INCOME TAX PROVISION	22,599	22,397	18,811

NET INCOME	$33,199	$33,806	$26,857

EARNINGS PER SHARE:
Basic	$1.27	$1.31	$1.11
Diluted	$1.25	$1.28	$1.07

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2005	23,333,338	$23	$44,903	$(3)	$56,848	$(517)
Issuance of additional stock	1,440,922	1	19,624
Stock options exercised	671,516	1	2,327
Tax benefit from stock options exercised			2,605
Amortization of restricted stock				1
Forfeiture of restricted stock	(1,334)		(8)	2
Cash dividends declared ($ 0.11 per share)					(2,689)
Comprehensive income:
Net income					26,857		$26,857
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(1,633)	(1,633)
Change in unrealized gain (loss) on interest-only strips, net of tax						(17)	(17)
Change in unrealized gain (loss) on interest rate swaps, net of tax						(1,571)	(1,571)

Total comprehensive income							$23,636

BALANCE, DECEMBER 31, 2005	25,444,442	$25	$69,451	$—	$81,016	$(3,738)

Stock options exercised	663,230	1	4,316
Tax benefit from stock options exercised			2,696
Stock-based compensation			1,476
Cash dividends declared ($ 0.11 per share)					(2,844)
Comprehensive income:
Net income					33,806		$33,806
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						229	229
Change in unrealized gain (loss) on interest-only strips, net of tax						(13)	(13)
Change in unrealized gain (loss) on interest rate swaps, net of tax						206	206

Total comprehensive income							$34,228

BALANCE, DECEMBER 31, 2006	26,107,672	$26	$77,939	$—	$111,978	$(3,316)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Number of Shares Outstanding	Common Stock	Capital Surplus	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	(In thousands, except share data)
BALANCE, JANUARY 1, 2007	26,107,672	$26	$77,939	$—	$111,978	$(3,316)
Cumulative effect of adoption of EITF 06-5, net of tax of $140					$194
Stock options exercised	86,000		500
Stock-based compensation			1,535
Cash dividends declared ($ 0.11 per share)					(2,880)
Comprehensive income:
Net income					33,199		$33,199
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						1,415	1,415
Change in unrealized gain (loss) on interest-only strips, net of tax						(22)	(22)
Change in unrealized gain (loss) on interest rate swaps, net of tax						1,612	1,612

Total comprehensive income							$36,204

BALANCE, DECEMBER 31, 2007	26,193,672	$26	$79,974	$—	$142,491	$(311)

See accompanying notes to consolidated financial statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,199	$33,806	$26,857
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	3,143	4,527	4,023
Stock-based compensation expense	1,535	1,476	—
Provision for loan losses	7,530	3,754	5,427
Proceeds from sales of loans	131,654	82,532	106,956
Originations of loans held for sale	(123,592)	(82,529)	(113,322)
Net gains on sales of loans	(7,576)	(6,098)	(5,987)
Net gains on sales of securities available for sale	(27)	(92)	(143)
Earnings on bank owned life insurance	(920)	(473)	(414)
Net (gains) losses on sales of premises and equipment	(3)	284	11
FHLB stock dividends	(432)	(352)	(236)
Change in accrued interest receivable	(374)	(1,354)	(2,496)
Change in deferred income taxes	(482)	(620)	(405)
Change in other assets	(9,530)	(3,973)	(2,195)
Change in accrued interest payable	2,223	(497)	5,343
Change in other liabilities	(873)	780	2,804

Net cash from operating activities	35,475	31,171	26,223

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(360,950)	(296,749)	(226,442)
Proceeds from sale of commercial real estate loans	62,851	33,380	—
Purchase of premises and equipment	(1,875)	(6,146)	(2,979)
Purchase of securities available for sale	(158,443)	(39,885)	(81,905)
Proceeds from disposition of equipment	63	48	—
Proceeds from sales of securities available for sale	38,269	35,743	13,901
Proceeds from matured or called securities held to maturity	1,000	—	1,000
Proceeds from paydowns and matured or called securities available for sale	26,605	16,418	24,001
Purchase of term federal funds sold	—	—	(41,000)
Proceeds from matured term federal funds sold	—	7,000	46,000
Purchase of Federal Reserve Bank stock	—	(450)	—
Purchase of FHLB stock	(7,504)	(690)	(1,425)
Purchase of bank owned life insurance	(6,875)	—	—

Net cash from investing activities	(406,859)	(251,331)	(268,849)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	121,111	185,749	270,511
Redemption of trust preferred securities	(8,000)	—	—
Issuance of trust preferred securities	8,000	—	—
Payments of cash dividends	(2,880)	(2,826)	(2,631)
Proceeds from issuance of common stock	—	—	19,625
Repayments of FHLB borrowings	(144,000)	(55,000)	(189,500)
Proceeds from FHLB borrowings	365,000	100,000	130,500
Tax benefit from stock options exercised	—	2,696	2,605
Proceeds from stock options exercised	500	4,317	2,328

Net cash from financing activities	339,731	234,936	233,438

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,653)	14,776	(9,188)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	80,800	66,024	75,212

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,147	$80,800	$66,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$76,345	$61,713	$32,308
Income taxes paid	$23,721	$23,798	$14,933
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$3	$81	$—
Net transfer from loans receivable to loans held for sale	$60,479	$25,364	$—

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (“Nara Bancorp”) and its wholly owned subsidiaries, principally Nara Bank (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiaries, Nara Loan Center, a New Jersey corporation organized in 2000 and Nara Real Estate Trust, which is a Maryland real estate investment trust. Nara Loan Center is a loan production office. Nara Real Estate Trust holds only loans secured by real estate.

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

The Bank, previously a national association, converted to a California state-chartered bank on January 3, 2005, and maintains 19 branch operations and eight loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, Newark, New Jersey, Seattle, Atlanta, Virginia, Dallas, Houston, Las Vegas and surrounding areas.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, federal funds sold and term federal funds sold, which have original maturities less than 90 days. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $10,948,000 at December 31, 2007 and $10,219,000 at December 31, 2006.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments and Hedging Transactions—As part of the Company’s asset and liability management strategy, it may enter into derivative financial instruments, such as interest rate swaps and interest rate caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on its net interest income. During 2002, the Company entered into eight interest rate swap agreements, three of which remain in effect as of December 31, 2007. No interest rate swaps have been entered into since 2002. During 2006, the Company entered into interest rate cap agreements to manage interest rate risk associated with one of its money market deposit products, which is tied to 3-month LIBOR. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of the interest rate swaps and interest rate caps.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Interest on loans is credited to income as earned and is accrued only if deemed collectible. A loan is placed on non-accrual status when it is 90 days or more delinquent, unless it is well-secured and in the process of collection, or if we believe that the collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income on non-accrual loans is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company typically sells the guaranteed portion of the SBA loan and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, is included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $2,202,000, $1,431,000 and $2,046,000 of servicing assets during 2007, 2006 and 2005, respectively, and amortized $1,678,000, $1,818,000 and $1,384,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The carrying amount of servicing assets was $4,467,000 and $3,943,000 at December 31, 2007 and 2006, respectively.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB statement No. 140. The Company adopted the Statement as of January 1, 2007. SFAS No. 156 requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits the Company to elect measurement of servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, or to continue to amortize the servicing assets over the loan service period with periodic impairment assessments. The Company has elected to continue to amortize its servicing assets. There was no cumulative effect upon the adoption of SFAS No. 156 and the effect on net income for 2007 was not significant.

Management periodically evaluates servicing assets for impairment. At December 31, 2007, the fair value of servicing assets was determined using a weighted-average discount rate of 11.1% and prepayment speed of 16.3%. At December 31, 2006, the fair value of servicing assets was determined using a weighted-average discount rate of 11.1% and prepayment speed of 13.8%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $5,125,000 and $4,625,000 at December 31, 2007 and 2006, respectively, on serviced loans totaling $299,820,000 and $246,113,000 at December 31, 2007 and 2006.

The estimated annual amortization of servicing assets as of December 31, 2007, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2008	$891
2009	733
2010	598
2011	482
2012	439
Thereafter	1,324

$4,467

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, the Company is subject to periodic examination by its federal and state examiners, and may be required, by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers other classified and non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not deemed to be impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Upon disposition of an impaired loan, any unpaid balance is charged off to the allowance for loan losses.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years for furniture, fixtures and equipment.

Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements up to 40 years, whichever is shorter. An accelerated method of depreciation is followed, as appropriate, for federal income tax purposes.

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. There was no other real estate owned at December 31, 2007 and 2006.

Goodwill and Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Company tested goodwill for impairment as of December 31, 2007 and 2006 noting no impairment of recorded goodwill.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company adopted this new accounting guidance on January 1, 2007 and increased retained earnings by $194 thousand, net of tax of $140 thousand.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. As of December 31, 2007 and 2006, the Company has recorded an accrued liability of $0 and $10,000, respectively, for litigation settlements.

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

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ended December 31, 2005.

2005
Net income as reported	$26,857
Deduct stock-based compensation expense determined under fair value based method, net of tax	(1,226)

Pro forma net income	$25,631

Basic earnings per share as reported	$1.11
Pro forma basic earnings per share	1.06
Diluted earnings per share as reported	$1.07
Pro forma diluted earnings per share	1.02

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

Recent Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instrument, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this Statement did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2006, The FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material effect on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No, 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. Statement No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this Statement will not have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement on January 1, 2008 did not have a material effect on our Company’s consolidated financial condition or results of operations, as the Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participant’s employment or retirement. The required accrued liability will be based on either the post-employment benefits cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SECURITIES

The following is a summary of securities at December 31:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$37,120	$5	$(27)	$37,098
Collateralized mortgage obligations	108,576	341	(991)	107,926
Mortgage-backed securities	102,044	959	(403)	102,600
Asset- backed securities	1,815	—	—	1,815
U.S. Corporate notes	4,429	—	(517)	3,912

Total debt securities	253,984	1,305	(1,938)	253,351
Mutual funds	5,462	—	(40)	5,422

	$259,446	$1,305	$(1,978)	$258,773

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$82,389	$—	$(1,347)	81,042
Collateralized mortgage obligations	39,564	68	(884)	38,748
Mortgage-backed securities	37,956	13	(728)	37,241
Asset backed securities	1,928	—	—	1,928

Total debt securities	161,837	81	(2,959)	158,959
Mutual funds	4,000	—	(108)	3,892

	$165,837	$81	$(3,067)	$162,851

Held to Maturity
Corporate debt securities	$1,000	$2	$—	$1,002

For the years ended December 31, 2007, 2006 and 2005, proceeds from sales of securities available for sale amounted to $38,269,000, $35,743,000 and $13,901,000, respectively. Gross realized gains from the sales of securities available for sale amounted to $42,000, $206,000 and $143,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gross realized losses from sales amounted to $15,000, $114,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$16,997	$16,978
Due after one year through five years	20,123	20,120
Due after ten years	6,244	5,727
Collaterized mortgage obligations	108,576	107,926
Mortgage-backed securities	102,044	102,600

	$253,984	$253,351

Securities with carrying values of approximately $202.4 million and $151.2 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

At December 31, 2007:	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$—	$—	$25,365	$(27)	$25,365	$(27)
Collaterized mortgage obligations	54,521	(467)	10,983	(524)	65,504	(991)
Mortgage-backed securities	17,908	(70)	14,738	(333)	32,646	(403)
U.S. Corporate notes	3,912	(517)	—	—	3,912	(517)
Mutual funds	—	—	5,422	(40)	5,422	(40)

	$76,341	$(1,054)	$56,508	$(924)	$132,849	$(1,978)

At December 31, 2006:	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$—	$—	$81,042	$(1,347)	$81,042	$(1,347)
Collaterized mortgage obligations	9,221	(46)	19,469	(838)	28,690	(884)
Mortgage-backed securities	1,345	(1)	33,683	(727)	35,028	(728)
Mutual funds	—	—	3,892	(108)	3,892	(108)

	$10,566	$(47)	$138,086	$(3,020)	$148,652	$(3,067)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2007	2006
	(In thousands)
Commercial loans	$664,385	$565,759
Real estate loans	1,310,994	1,102,072
Consumer and other loans	34,809	49,201

	2,010,188	1,717,032
Unamortized deferred loan fees—net of costs	(1,459)	(2,167)
Allowance for loan losses	(20,035)	(19,112)

Loans receivable—net	$1,988,694	$1,695,753

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Balance, beginning of year	$19,112	$17,618	$14,627
Provision for loan losses	7,530	3,754	5,427
Loans charged off	(7,448)	(3,661)	(3,066)
Recoveries of charge-offs	841	1,401	630

Balance, end of year	$20,035	$19,112	$17,618

At December 31, 2007 and 2006, the Company had classified $18.3 and $3.1 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $3,140,000 and $1,734,000, respectively. There were no impaired loans without specific loss allocations. The average recorded investment in impaired loans during the years ended December 31, 2007, 2006 and 2005 was $5,882,000, $4,457,000 and $3,639,000, respectively. At December 31, 2007, loans on non-accrual status totaled $16,592,000, compared to $3,271,000 at December 31, 2006. Interest income of $241,000, $368,000 and $283,000 was recognized on impaired loans during the years ended December 31, 2007, 2006 and 2005, respectively, all of which was received in cash. At December 31, 2007 and 2006, there were no loans past due more than 90 days and still accruing interest.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is an analysis of loans to executive officers, directors and related parties of the Bank and its affiliates for the years ended December 31.

	2007	2006
	(In thousands)
Outstanding balance, beginning of year	$—	$377
Repayments	—	(377)

Outstanding balance, end of year	$—	$—

4. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2007	2006
	(In thousands)
Furniture, fixtures and equipment	$11,128	$10,251
Leasehold improvements	11,416	10,783

	22,544	21,034
Accumulated depreciation and amortization	(11,290)	(9,093)

	$11,254	$11,941

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $2,499,000, $1,940,000 and $1,690,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the Company’s intangible assets at December 31:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill:
Goodwill—KEBNY	$1,117	$(242)	$1,117	$(242)
Goodwill—Asiana	1,472	—	1,472	—

Total	$2,589	$(242)	$2,589	$(242)

Intangible assets:
Core deposit—KEBNY	$881	$(871)	$881	$(836)
Core deposit—IBKNY	1,187	(717)	1,187	(572)
Core deposit—Asiana	1,018	(563)	1,018	(431)
Core deposit—KEB, Broadway	2,726	(1,419)	2,726	(1,074)

Total	$5,812	$(3,570)	$5,812	$(2,913)

For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense of approximately $657,000, $690,000 and $716,000, respectively, related to core deposit intangibles. The estimated annual amortization as of December 31, 2007, for each of the succeeding five fiscal years is indicated in the table below:

	2008	2009	2010	2011	2012
	(In thousands)
Core deposit—KEBNY	$10	$—	$—	$—	$—
Core deposit—IBKNY	145	143	114	37	31
Core deposit—Asiana	126	111	98	72	41
Core deposit—KEB, Broadway	342	323	296	199	122

Total	$623	$577	$508	$308	$194

The Company tested goodwill for impairment as of December 31, 2007, 2006 and 2005 and determined that there was no impairment.

6. DEPOSITS

Interest expense for time deposits for the years ended December 31 was as follows:

	2007	2006	2005
	($ In thousands)
Time deposits of $100,000 or more	$44,113	$35,624	$21,304
Other time deposits	8,866	8,704	2,920

Total	$52,979	$44,328	$24,224

Included in time deposits of $100,000 or more were $121.8 million in brokered deposits at December 31, 2007 compared with $54.3 million at December 31, 2006, and $160.0 million in California State Treasurer’s

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposits at December 31, 2007 compared with $120.0 million at December 31, 2006. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2007 and 2006, securities with carrying values of approximately $180.4 million and $135.5 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

At December 31, 2007, the scheduled maturities for time deposits were as follows,

Year Ended December 31
(In thousands)
2008	$960,878
2009	87,183
2010	17,523

$1,065,584

7. FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco against which the Company may take advances. The borrowing capacity is $593.1 million at December 31, 2007, which is lower of collateral capacity or 25% of the Bank’s total assets. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At December 31, 2007 and 2006, securities with carrying values of approximately $17.1 million and $10.4 million, respectively, were pledged as collateral for borrowings from the FHLB. Additionally, at December 31, 2007 and 2006, real estate secured loans with a carrying amount of $1.0 billion and $967.4 million, respectively, were also pledged as collateral for borrowings from the FHLB.

At December 31, 2007, 2006 and 2005, FHLB borrowings were $297 million, $76 million and $31 million, respectively, and had a weighted average interest rate of 4.16%, 4.21% and 4.38%, respectively, and had various maturities through September 2016. At December 31, 2007, $171 million of the advances were putable advances with various putable dates and strike prices. During 2007, the Bank obtained $365 million in FHLB advances to support its asset growth at a weighted average cost of 4.36% with average remaining maturities of 4.2 years. The cost of FHLB borrowings as of December 31, 2007 ranged between 3.51% and 5.07%. At December 31, 2007, the Company had a remaining borrowing capacity of $296 million.

At December 31, 2007, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousand)
Due within one year	$36,000	$202,000
Due after one year through five years	146,000	95,000
Due after five years through ten years	115,000	—

	$297,000	$297,000

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SUBORDINATED DEBENTURES

At December 31, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI, unless certain events have occurred.

In March 2007, we completed an offering of $8.0 million of Trust Preferred Securities through a new, wholly-owned subsidiary named Nara Statutory Trust VI (“Trust VI”). The Company used the $8.0 million in proceeds from the sale of Trust Preferred Securities by Trust VI to redeem its existing $8.0 million of floating rate trust preferred securities issued by Nara Statutory Trust II (“Trust II”) in March 2002. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus payment of any accrued and unpaid distributions at the redemption date. Floating rate trust preferred securities of Trust VI and Trust II were subject to interest payments at a floating rate equal to the three-month LIBOR rate plus 1.65% and 3.60%, respectively. Therefore, the refinancing reduced our interest expense.

The Company redeemed the debentures on March 26, 2007, the earliest redemption date allowed under the indenture. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus payment of any accrued and unpaid distributions at the redemption date. The Company had incurred $271,000 in issuance costs, of which $228,000 remained unamortized at December 31, 2006 and was recognized as an expense during the first quarter of 2007.

The following table is a summary of trust preferred securities and debentures at December 31, 2007:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/07	Maturity Date
	(Dollars in Thousands)
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	8.14%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	8.09%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	7.94%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	6.64%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The first offering was completed on March 28, 2001 and raised $10,000,000 through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344,000 in issuance costs, which are being amortized over the term of these securities.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The third offering was completed on June 5, 2003 and raised $5,000,000 through Trust III, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about March 13, June 13, September 13, and December 13 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.15% and is paid quarterly. For the period beginning on December 15, 2007 through March 14, 2008, the trust preferred securities bear an interest rate of 8.14063% per annum. The interest rate shall not exceed 12.0% through the interest payment date in June, 2008. The Company incurred $125,000 in issuance costs, which are being amortized over the term of these securities.

The fourth offering was completed on December 22, 2003 and raised $5,000,000 through Trust IV, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about January 13, April 13, July 13, and October 13 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.85% and is paid quarterly. For the period beginning on October 9, 2007 through January 6, 2008, the trust preferred securities bear an interest rate of 8.0925% per annum. The Company incurred $85,000 in issuance costs, which are being amortized over the term of these securities.

The fifth offering was completed on December 17, 2003 and raised $10,000,000 through Trust V, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about March 15, June 15, September 15, and December 15 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.95% and is paid quarterly. For the period beginning on December 17, 2007 through March 16, 2008, the trust preferred securities bear an interest rate of 7.94063% per annum. Prior to December 17, 2008, the interest rate shall not exceed 11.75%. The Company incurred $90,000 in issuance costs, which are being amortized over the term of these securities.

The sixth offering was completed on March 22, 2007 and raised $8,000,000 through Trust VI, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about March 14, June 14, September 14, and December 14 during the 30-year term based on the three-month London Interbank Offered Rate plus 1.65% and is paid quarterly. For the period beginning on December 14, 2007 through March 16, 2008, the trust preferred securities bear an interest rate of 6.64063% per annum. The Company incurred no issuance costs related to the offering of Trust VI.

With the adoption of FIN No. 46R, the subordinated debentures issued by Nara Bancorp to the grantor trusts, totaling $39.3 million, are reflected in the consolidated statements of financial condition in the liabilities section at December 31, 2007 and 2006, under the caption “subordinated debentures.” The Company also recorded $1.7 million and $2.1 million in other assets in the consolidated statements of financial condition at December 31, 2007 and 2006 for the common capital securities issued by the issuer trusts and held by the Company.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits. At December 31, 2007 and 2006, $38.0 million of the subordinated debentures was included in Tier 1 capital.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2007
Federal	$17,057	$(319)	$16,738
State	6,024	(163)	5,861

	$23,081	$(482)	$22,599

2006
Federal	$16,521	$(296)	$16,225
State	6,496	(324)	6,172

	$23,017	$(620)	$22,397

2005
Federal	$14,031	$(370)	$13,661
State	5,185	(35)	5,150

	$19,216	$(405)	$18,811

Deferred tax assets and liabilities at December 31, 2007 and 2006 are comprised of the following:

	2007	2006
	(In thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$9,340	$8,897
Net operating loss carryforward	2,924	3,296
Capital loss carryforward	1,154	1,162
Lease expense	1,466	1,350
State tax deductions	1,202	1,162
Accrued compensation	254	524
Deferred compensation	614	568
Mark to market on loans held for sale	277	473
Depreciation	217	28
Other	440	376
Non-qualified stock option and restricted unit expense	1,043	498
Unrealized loss on securities available for sale	253	1,151
Unrealized loss on interest rate swaps & caps	—	1,026
Amortization of intangibles	31	—

	19,215	20,511

Deferred tax liabilities:
Amortization of intangibles	—	(121)
FHLB stock dividends	(626)	(443)
Deferred loan costs	(2,275)	(2,150)
State taxes deferred and other	(1,092)	(1,049)
Prepaid expenses	(555)	(499)
Unrealized gain on interest rate swaps & caps	(49)	—
Unrealized gain on interest only strips	(24)	(39)

	(4,621)	(4,301)

Valuation allowance	—	—

Net deferred tax assets:	$14,594	$16,210

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At year end 2007, the Company had capital loss carryforwards of approximately $2,494,000 which expire in 2010. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the assets will be realized and thus no valuation allowance was required at December 31, 2007, or 2006.

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2007	2006	2005
Statutory tax rate	35%	35%	35%
State taxes-net of federal tax benefit	7	7	7
CRA investment tax credit	(1)	(1)	—
Other	—	(1)	(1)

	41%	40%	41%

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(In thousands)
2007
Nara Ownership Change	$166	2009	$83	$124	2011	$83
Korea First Bank of New York	5,960	2019	497	—		—
Asiana	2,059	2013	348	421	2009	348

Total	$8,185		$928	$545		$431

2006
Nara Ownership Change	$249	2009	$83	$207	2011	$83
Korea First Bank of New York	6,457	2019	497	—		—
Asiana	2,407	2013	348	769	2009	348

Total	$9,113		$928	$976		$431

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company’s consolidated Federal tax return and any significant state tax returns are not currently under examination. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$362
Additions based on tax positions related to the current year	46
Reductions due to the expiration of the statute of limitations	(146)

Balance at December 31, 2007	$262

The total amount of unrecognized tax benefits was $362 thousand at January 1, 2007 and $262 thousand at December 31, 2007 and is primarily for uncertainties related to income taxes for bad debt charge-offs and

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $362 thousand and $262 thousand at January 1, 2007 and December 31, 2007. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $40 thousand and $25 thousand for interest and penalties accrued at January 1, 2007 and December 31, 2007.

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

The 2007 Plan reserves 1,070,000 shares for issuance plus the shares available for grant under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”) (not to exceed 230,000), for a maximum total of 1,300,000 shares available for issuance under the 2007 Plan. The 1,300,000 shares reserved for issuance will serve as the underlying value for all equity Awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock Awards, the board of directors may choose to settle the Awards by paying the equivalent cash value or by delivering the appropriate number of shares. Upon the approval of the 2007 plan, 230,000 shares, which were available for future grants under the 2000 Plan, were used in the 2007 plan and 18,130 shares were canceled. The Company authorized 1,300,000 shares under the 2007 plan and 1,285,000 shares were available for future grants as of December 31, 2007.

The board of directors believes the 2007 Plan is necessary to give the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based Awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock option plans adopted in 1989 and 2000, under which options and restricted units were previously granted to employees, officers, and directors of the Company, are no longer active and no additional equity may be granted under either plan. Options under the 1989 and 2000 Plan were granted with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Restricted units were awarded to a participant at the fair market value of the Company’s common stock on the date of award and all units will vest on the third anniversary of the grant. Compensation expense for the awards is recorded over the vesting period.

The fair value of each option granted in 2006 and 2005 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Risk-free interest rate	4.8%	4.3%
Expected option life (years)	6.6	4.4
Expected stock price volatility	40.0%	37.7%
Dividend yield	0.6%	0.6%
Weighted average fair value of options granted during the period	$8.31	$6.08

For the twelve months ended December 31, 2007, no stock options were granted.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Plan for the twelve months ended December 31, 2007 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2007	1,390,250	$11.87
Granted	—	—
Exercised	(86,000)	5.81
Forfeited/canceled	(8,000)	8.64

Outstanding—December 31, 2007	1,296,250	$12.30	6.29	$2,556,463

Fully vested and expected to vest	1,296,250	$12.30	6.29	$2,556,463

Options exercisable—December 31, 2007	864,783	$11.20	5.79	$2,161,019

The aggregate intrinsic value of options exercised for the twelve months ended December 31, 2007, 2006 and 2005 was $1,010,000, $7,960,000 and $7,944,000, respectively. The tax benefit realized for options exercised for the twelve months ending December 31, 2007, 2006 and 2005 was $0, $2,696,000 and $2,605,000, respectively.

A summary of restricted unit activity under the Plan for the twelve months ended December 31, 2007 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested—January 1, 2007	106,090	$18.38
Granted	16,000	13.70
Exercised	—	—
Forfeited/canceled	(12,220)	18.38

Unvested—December 31, 2007	109,870	$17.70	8.83	$1,282,183

The amount charged against income, before income tax benefit of $545,000 and $498,000, in relation to the stock-based payment arrangements was $1,535,000 and $1,476,000 for 2007 and 2006, respectively. At December 31, 2007, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $2,355,000, and is expected to be recognized over a weighted average period of 1.5 years. The estimated annual stock-based compensation as of December 31, 2007 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
For the year ended December 31:
2008	1,410
2009	796
2010	149

Total	$2,355

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan— In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows a key executive of the Company additional deferment of his compensation. The deferred compensation plans still in effect were amended in 2007 to be in compliance with the new IRC §409 (A) regulators. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2007 and 2006 amounted to $1,756,000 and $1,611,000, respectively, which are included in other liabilities. Expenses recognized under the deferred compensation plan totaled $135,000, $169,000 and $158,000 for 2007, 2006 and 2005, respectively.

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

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $611,000, $402,000 and $359,000 for 2007, 2006 and 2005, respectively.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased no shares of its common stock for the ESOP in 2007 and 2005. The Company purchased 37,200 shares of its common stock for the ESOP in 2006. The Company’s contribution and expense to the ESOP was approximately $0, $715,000 and $224,000 for 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the ESOP held 192,612 and 217,984 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2007 and 2006, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 25,372 and 1,380 shares, respectively. During 2007 and 2006, 0 and 320 shares were added to the ESOP plan from dividend reinvestments.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2007, the future minimum rental commitments under these leases and other operating leases are as follows:

(In thousands)
2008	$6,544
2009	6,402
2010	5,837
2011	5,238
2012	5,024
Thereafter	20,092

$49,137

Operating lease expense recorded under such leases in 2007, 2006 and 2005 amounted to approximately $5,784,000, $5,382,000 and $ 4,963,000, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. As of December 31, 2007, the Company did not record any accrued liability for litigation settlements. As of December 31, 2006, the Company recorded an accrued liability of $10,000 for litigation settlements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and other commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit and other commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.

Commitments at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(In thousands)
Commitments to extend credit	$224,837	$214,685
Standby letters of credit	15,231	12,786
Other commercial letters of credit	18,552	27,146

	$258,620	$254,617

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2007 and 2006.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates are made at a discrete point in time based on relevant market data information about the financial instruments and other factors. The fair value estimates have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2007 and 2006; therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

	December 31, 2007
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$49,147	$49,147
Securities available for sale	258,773	$258,773
Loans held for sale	12,304	12,893
Loans receivable—net	1,988,694	1,989,156
Federal Reserve Bank stock	2,253	N/A
Federal Home Loan Bank stock	15,441	N/A
Accrued interest receivable	9,348	9,348
Customers’ liabilities on acceptances	7,663	7,663

Liabilities:
Noninterest-bearing deposits	$(364,518)	$(364,518)
Saving and other interest bearing demand deposits	(403,244)	(403,244)
Time deposits	(1,065,584)	(1,067,469)
Borrowings from Federal Home Loan Bank	(297,000)	(302,157)
Subordinated debentures	(39,268)	(40,176)
Accrued interest payable	(10,481)	(10,481)
Bank’s liabilities on acceptances outstanding	(7,663)	(7,663)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$80,800	$80,800
Securities available for sale	162,851	162,851
Securities held to maturity	1,000	1,002
Loans held for sale	15,162	16,160
Loans receivable—net	1,695,753	1,693,518
Federal Reserve Bank stock	2,253	N/A
Federal Home Loan Bank stock	7,505	N/A
Accrued interest receivable	8,974	8,974
Customers’ liabilities on acceptances	7,565	7,565

Liabilities:
Noninterest-bearing deposits	$(407,519)	$(407,519)
Saving and other interest bearing demand deposits	(325,810)	(325,810)
Time deposits	(978,906)	(979,342)
Borrowings from Federal Home Loan Bank	(76,000)	(75,447)
Subordinated debentures	(39,268)	(43,167)
Accrued interest payable	(8,258)	(8,258)
Bank’s liabilities on acceptances outstanding	(7,565)	(7,565)

The methods and assumptions used to estimate fair value are described as follows.

The carrying amount is the estimated fair value for cash and cash equivalents, term federal funds sold, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Fair value of securities are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of loans held for sale is based on market quotes. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or Federal Home Loan Bank stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007 and 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total capital
(to risk-weighted assets):
Company	$276,009	12.8%	$172,814	8.0%	N/A	N/A
Bank	$266,157	12.3%	$172,553	8.0%	$215,692	10.0%
Tier I capital
(to risk-weighted assets):
Company	$255,863	11.8%	$86,407	4.0%	N/A	N/A
Bank	$246,011	11.4%	$86,277	4.0%	$129,415	6.0%
Tier I capital
(to average assets):
Company	$255,863	10.8%	$95,044	4.0%	N/A	N/A
Bank	$246,011	10.4%	$94,941	4.0%	$118,676	5.0%

As of December 31, 2006:
Total capital
(to risk-weighted assets):
Company	$241,845	13.2%	$146,316	8.0%	N/A	N/A
Bank	$229,099	12.5%	$146,128	8.0%	$182,660	10.0%
Tier I capital
(to risk-weighted assets):
Company	$222,589	12.2%	$73,158	4.0%	N/A	N/A
Bank	$209,844	11.5%	$73,064	4.0%	$109,596	6.0%
Tier I capital
(to average assets):
Company	$222,589	11.2%	$79,598	4.0%	N/A	N/A
Bank	$209,844	10.6%	$79,528	4.0%	$99,410	5.0%

NARA BANCORP, INC. AND SUBSIDIARIES

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

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. Under these limitations, during 2008, the Bank could pay dividends of up to $94.0 million plus 2008 net income to the holding company.

15. EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
2007
Basic EPS	$33,199	26,168,176	$1.27
Effect of dilutive securities:
Stock options	—	335,457

Diluted EPS	$33,199	26,503,633	$1.25

2006
Basic EPS	$33,806	25,786,700	$1.31
Effect of dilutive securities:
Stock options	—	530,708

Diluted EPS	$33,806	26,317,408	$1.28

2005
Basic EPS	$26,857	24,119,107	$1.11
Effect of dilutive securities:
Stock options	—	943,814

Diluted EPS	$26,857	25,062,921	$1.07

Stock options for 410,000, 150,000 and 260,000 shares of common stock that could potentially dilute earnings per share in the future were not considered in computing diluted earnings per common share for 2007, 2006 and 2005, respectively, because to do so would have been anti-dilutive for the periods.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2007	2006	2005
	(In thousands)
Unrealized holding gains (losses) on securities available-for sale and interest only strips	$2,303	$475	$(2,557)
Reclassification adjustments for (gains) losses realized in income	(27)	(92)	(143)

Net unrealized gain (loss)	2,276	383	(2,700)
Tax expense (benefit)	883	167	(1,050)

Net of tax amount	$1,393	$216	$(1,650)

Change in fair value of the effective portion of derivatives used for cash flow hedges	$1,481	$(1,188)	$(2,287)
Reclassification adjustment for (gains) losses realized for the ineffective portion of swaps and caps and discontinued hedge positions	(66)	189	141
Reclassification adjustments for (gains) losses realized in income for swaps and caps	1,272	1,342	(472)

Net unrealized gain (loss)	2,687	343	(2,618)
Tax expense (benefit)	1,075	137	(1,047)

Net of tax amount	$1,612	$206	$(1,571)

Total other comprehensive income (loss)	$3,005	$422	$(3,221)

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Under the interest rate swap agreements that the Company has entered into, the Company receives a fixed rate and pays a floating rate. The interest rate swaps qualify as cash flow hedges for accounting purposes, and effectively fix the interest rate received on the variable rate loans indexed to Prime as of December 31, 2007 and 2006, respectively. As of December 31, 2007, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a gain of $122,000 (net of tax $73,000). As of December 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability of future cash flows is less than 5 years.

Interest rate swap information at December 31, 2007 and 2006 is summarized as follows:

				2007
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(In thousands)
$20,000	H.15 Prime[1]	6.58%	10/09/2009	$12	$12
20,000	H.15 Prime[1]	7.03%	10/09/2012	53	53
10,000	H.15 Prime[1]	6.83%	12/17/2009	57	57

$50,000				$122	$122

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

				2006
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(In thousands)
$9,000	H.15 Prime[1]	7.59%	4/30/2007	$(21)	$(21)
11,000	H.15 Prime[1]	7.59%	4/30/2007	(26)	—
20,000	H.15 Prime[1]	6.09%	10/09/2007	(333)	(329)
20,000	H.15 Prime[1]	6.58%	10/09/2009	(736)	(723)
20,000	H.15 Prime[1]	7.03%	10/09/2012	(997)	(970)
10,000	H.15 Prime[1]	6.32%	12/17/2007	(181)	(175)
10,000	H.15 Prime[1]	6.83%	12/17/2009	(320)	(304)

$100,000				$(2,614)	$(2,522)

(1)	Prime rate is based on Federal Reserve statistical release H.15

During 2007, three swap agreements in a notional amount of $50.0 million matured. Accordingly, the Company recovered $83,000 that had been expensed in 2006 related to the discontinued hedge position, and reversed $66,000 that had been recognized as a loss in 2006 due to the hedge ineffectiveness. As of December 31, 2007, the Company had no discontinued hedge positions and no hedge ineffectiveness. The realized gains (losses) recognized in earnings on interest rate swaps due to hedge ineffectiveness was $66,000, $(66,000) and $(141,000) for 2007, 2006 and 2005, respectively, and are included in other income and fees on the consolidated statements of income. The increase (decrease) in interest income on loans resulting from swap transactions was $(1,244,000), $(1,289,000) and $472,000 for 2007, 2006 and 2005, respectively.

At December 31, 2007, the Company pledged loans secured by real estate to the interest rate swap counterparty with a book value of $545,000.

Subsequent to December 31, 2007 the three swaps outstanding were discontinued. The balance of $122,000, net of tax of $73,000, included in other comprehensive income (loss) associated with these hedges will be reclassified into interest income in future periods.

In August 2006, the Company purchased an interest rate cap with a notional amount of $100.0 million, which was tied to monthly resetting 3-month LIBOR and matured on November 16, 2007. The interest rate cap, which was purchased to protect against a rise in the cost of 3-month LIBOR, was designated as a cash flow hedge of one of our money market products. We received monthly payments from the counterparty when the monthly resetting 3-month LIBOR exceeded the strike level of 5.50%. During 2006, $79.0 million of the cap was de-designated and accordingly the changes in fair value of that portion of the cap of $(64,000) and $(82,000) were recorded in net income for 2007 and 2006, respectively. On the $21.0 million effective portion, the Company recognized amortization expense of $(28,000) and $(11,000) for 2007 and 2006, respectively, which was included in interest expense on deposits in the consolidated statements of income.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2007
Interest income	$40,792	$43,076	$45,566	$46,339
Interest expense	18,057	18,866	20,431	21,214

Net interest income before provision for loan losses	22,735	24,210	25,135	25,125
Provision for loan losses	980	1,350	1,550	3,650
Non-interest income	4,604	6,111	5,890	5,968
Non-interest expense	13,946	14,063	14,585	13,856

Income before income tax provision	12,413	14,908	14,890	13,587
Income tax provision	5,105	6,138	6,108	5,248

Net income	$7,308	$8,770	$8,782	$8,339

Basic earnings per common share	$0.28	$0.34	$0.34	$0.32
Diluted earnings per common share	$0.28	$0.33	$0.33	$0.32

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2006
Interest income	$35,280	$38,498	$40,628	$41,425
Interest expense	12,711	15,095	16,202	17,208

Net interest income before provision for loan losses	22,569	23,403	24,426	24,217
Provision for loan losses	1,080	142	1,170	1,362
Non-interest income	5,042	4,436	4,344	5,447
Non-interest expense	13,182	14,077	13,021	13,647

Income before income tax provision	13,349	13,620	14,579	14,655
Income tax provision	5,470	5,719	5,910	5,298

Net income	$7,879	$7,901	$8,669	$9,357

Basic earnings per common share	$0.31	$0.31	$0.33	$0.36
Diluted earnings per common share	$0.30	$0.30	$0.33	$0.35

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2007
Net interest income	$74,601	$6,511	$16,093	$97,205
Less provision for loan losses*	3,840	2,040	1,650	7,530
Non-interest income	11,452	2,717	8,404	22,573

Net revenue	82,213	7,188	22,847	112,248
Non-interest expense	45,624	3,742	7,084	56,450

Income before income taxes	$36,589	$3,446	$15,763	$55,798

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,859,315	$194,574	$369,521	$2,423,410

*	The increase in provision for loan losses for Trade Finance Services (TFS) in 2007 is due to a commerical loan totaling $3.5 million that was on non-accrual status as of December 31, 2007. The loan was collateralized by business assets.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2006
Net interest income	$72,018	$7,267	$15,330	$94,615
Less provision for loan losses	2,477	92	1,185	3,754
Non-interest income	8,522	2,748	7,999	19,269

Net revenue	78,063	9,923	22,144	110,130
Non-interest expense*	45,566	3,018	5,343	53,927

Income before income taxes	$32,497	$6,905	$16,801	$56,203

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,590,446	$172,228	$284,311	$2,046,985

*	The decrease in non-interest expense for Trade Finance Services (TFS) during the period is due to a change in the allocation methodology. In 2005 and 2004, overhead expense was allocated to TFS in proportion to the number of employees of TFS. In 2006, the expense for TFS was allocated based on direct expenses, space usage and contribution to earnings. It was not practical to restate the overhead expense allocation for 2005 and 2004 using the new methodology adopted in 2006.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2005
Net interest income	$61,063	$6,762	$11,748	$79,573
Less provision for loan losses	5,152	20	255	5,427
Non-interest income	10,385	2,945	6,862	20,170

Net revenue	66,296	9,687	18,355	94,316
Non-interest expense*	40,166	4,532	3,972	48,648

Income before income taxes	$26,130	$5,155	$14,383	$45,668

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,396,593	$112,270	$266,959	$1,775,822

20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(In thousands)
ASSETS:
Cash and cash equivalents	$3,077	$8,546
Other assets	7,013	6,422
Investment in bank subsidiary	252,330	211,882

TOTAL ASSETS	$262,420	$226,850

LIABILITIES:
Other borrowings	$39,268	$39,268
Accounts payable and other liabilities	972	955

Total liabilities	40,240	40,223
STOCKHOLDERS’ EQUITY	222,180	186,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,420	$226,850

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Interest income	$25	$—	$—
Interest expense	(3,333)	(3,349)	(2,863)
Other income	3	—	—
Other operating expense	(1,754)	(1,221)	(941)
Equity in undistributed earnings of bank subsidiary	35,919	34,138	29,080

Income before income tax benefit	30,860	29,568	25,276
Income tax benefit	(2,339)	(4,238)	(1,581)

Net income	$33,199	$33,806	$26,857

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,199	$33,806	$26,857
Adjustments to reconcile net income to net cash from operating activities:
Amortization	411	31	26
Stock-based compensation expense	205	805	—
Change in other assets	(984)	(170)	(4,163)
Change in accounts payable and other liabilities	(1)	1	67
Equity in undistributed earnings of bank subsidiary	(35,919)	(34,138)	(29,080)

Net cash from operating activities	(3,089)	335	(6,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	—	—	(15,000)

Net cash from investing activities	—	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	19,625
Redemption of trust preferred securities	(8,000)	—	—
Issuance of trust preferred securities	8,000	—	—
Tax benefit from stock options exercised	—	2,696	2,605
Proceeds from stock options exercised	500	4,317	2,328
Payments of cash dividends	(2,880)	(2,826)	(2,631)

Net cash from financing activities	(2,380)	4,187	21,927

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,469)	4,522	634

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,546	4,024	3,390

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,077	$8,546	$4,024