Form 10-Q
period 2008-03-31
NARA BANCORP INC
filed 2008-05-12
CIK 1128361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 26,193,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include possible future deteriorating economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	(Unaudited) March 31, 2008	December 31, 2007
	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$41,353	$40,147
Federal funds sold	21,000	9,000

Total cash and cash equivalents	62,353	49,147

Securities available for sale, at fair value	273,779	258,773
Loans held for sale, at the lower of cost or market	7,571	12,304
Loans receivable, net of allowance for loan losses (March 31, 2008—$23,116; December 31, 2007 —$20,035)	2,050,735	1,988,694
Federal Reserve Bank stock, at cost	2,253	2,253
Federal Home Loan Bank (FHLB) stock, at cost	24,166	15,441
Premises and equipment, net	11,293	11,254
Accrued interest receivable	9,014	9,348
Deferred tax assets, net	15,771	14,594
Customers’ liabilities on acceptances	5,445	7,663
Bank owned life insurance	23,096	22,908
Goodwill	2,697	2,347
Other intangible assets, net	2,132	2,242
Other assets	55,808	26,442

Total assets	$2,546,113	$2,423,410

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:	(Unaudited) March 31, 2008	December 31, 2007
	(Dollas in thousands, except share data)
Deposits:
Noninterest-bearing	$353,314	$364,518
Interest-bearing:
Money market and other	234,425	260,224
Savings deposits	144,543	143,020
Time deposits of $100,000 or more	973,578	899,980
Other time deposits	148,489	165,604

Total deposits	1,854,349	1,833,346

Borrowings from Federal Home Loan Bank	393,000	297,000
Subordinated debentures	39,268	39,268
Accrued interest payable	10,182	10,481
Acceptances outstanding	5,445	7,663
Other liabilities	16,475	13,472

Total liabilities	2,318,719	2,201,230

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,193,672 shares at March 31, 2008 and December 31, 2007	26	26
Capital surplus	80,567	79,974
Retained earnings	147,544	142,491
Accumulated other comprehensive loss, net	(743)	(311)

Total stockholders’ equity	227,394	222,180

Total liabilities and stockholders’ equity	$2,546,113	$2,423,410

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$40,364	$38,244
Interest on securities	3,668	2,053
Interest on federal funds sold and other investments	328	495

Total interest income	44,360	40,792

INTEREST EXPENSE:
Interest on deposits	15,206	16,299
Interest on subordinated debentures	761	854
Interest on FHLB borrowings	3,783	904

Total interest expense	19,750	18,057

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,610	22,735
PROVISION FOR LOAN LOSSES	4,993	980

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,617	21,755

NON-INTEREST INCOME:
Service fees on deposit accounts	1,821	1,620
International service fees	445	670
Loan servicing fees, net	528	504
Wire transfer fees	364	338
Other income and fees	174	252
Net gains on sales of securities available for sale	467	—
Net gains on SBA mortgage banking activities	715	1,220
Net gains on sales of other loans	85	—

Total non-interest income	4,599	4,604

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,636	6,714
Occupancy	2,163	2,075
Furniture and equipment	709	625
Advertising and marketing	550	662
Data processing and communications	830	954
Professional fees	532	846
Other	2,011	2,070

Total non-interest expense	14,431	13,946

INCOME BEFORE INCOME TAXES	9,785	12,413

INCOME TAXES	4,012	5,105

NET INCOME	$5,773	$7,308

EARNINGS PER SHARE
Basic	$0.22	$0.28
Diluted	0.22	0.28

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income
	(Dollars in thousands, except per share data)
BALANCE,
January 1, 2007	26,107,672	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EITF No.06-5				194
Stock options exercised	24,000		207
Stock-based compensation			417
Cash dividends declared ($0.0275 per share)				(719)
Comprehensive income:
Net income				7,308		$7,308
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					363	363
Change in unrealized gain (loss) on interest-only strip, net of tax					(9)	(9)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					361	361

Total comprehensive income						$8,023

BALANCE,
March 31, 2007	26,131,672	$26	$78,563	$118,761	$(2,601)

January 1, 2008	26,193,672	$26	$79,974	$142,491	$(311)
Stock-based compensation			593
Cash dividends declared ($0.0275 per share)				(720)
Comprehensive income:
Net income				5,773		$5,773
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(358)	(358)
Change in unrealized gain (loss) on interest-only strip, net of tax					(1)	(1)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					(73)	(73)

Total comprehensive income						$5,341

BALANCE,
March 31, 2008	26,193,672	$26	$80,567	$147,544	$(743)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,773	$7,308
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	695	756
Stock-based compensation expense	593	417
Provision for loan losses	4,993	980
Proceeds from sales of loans	25,159	26,267
Originations of loans held for sale	(19,711)	(17,863)
Net gains on SBA mortgage banking activities and sales of other loans	(800)	(1,220)
Net change in bank owned life insurance	(188)	(435)
Net gains on sales of securities available for sale	(467)	—
Net losses on disposition of premises and equipment	—	5
Change in accrued interest receivable	334	310
FHLB stock dividends	(196)	(110)
Change in other assets	152	(3,528)
Change in accrued interest payable	(299)	2,582
Change in other liabilities	2,882	3,072

Net cash from operating activities	18,920	18,541

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(69,925)	(35,717)
Proceeds from sales of commercial real estate loans	2,976	—
Proceeds from sales of securities available for sale	24,076	—
Purchase of premises and equipment	(658)	(619)
Purchase of securities available for sale	(101,512)	(19,396)
Purchase of Federal Home Loan Bank stock	(8,529)	—
Proceeds from matured securities held to maturity	—	1,000
Proceeds from matured or called securities available for sale	32,019	6,761
Net cash received from acquisition of Provident Bank	2,555	—

Net cash used in investing activities	(118,998)	(47,971)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,004	38,741
Payment of cash dividends	(720)	(718)
Proceeds from FHLB borrowings	246,000	24,000
Repayment of FHLB borrowings	(150,000)	—
Redemption of subordinated debentures	—	(8,000)
Issuance of subordinated debentures	—	8,000
Proceeds from stock options exercised	—	207

Net cash from financing activities	113,284	62,230

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,206	32,800

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,147	80,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,353	$113,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$20,049	$15,475
Income taxes paid	$547	$1,056

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Net transfer from loan receivables to loans held for sale	$2,891	$—
Future settlement of investment sold	$30,381	$—
Acquisition:
Fair value of non-cash assets acquired	$44	$—
Fair value of deposits assumed	$2,999	$—
Goodwill created	$350	$—
Other intangible assets created	$50	$—

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”), which was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005, with branches in California, New York and New Jersey as well as Loan Production Offices in California, Georgia, Illinois, Nevada, New Jersey, Texas, Virginia and Washington.

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

We believe that we have made all adjustments necessary to fairly present our financial position at March 31, 2008 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K.

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

The board of directors believes the 2007 Plan is necessary to give the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of 2007 Plan participants with those of the Company’s stockholders. The exercise price for the shares underlying each award is the fair market value (FMV) on the date the award is granted. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). There is no minimum exercise price prescribed for performance shares and restricted stock awarded under the 2007 Plan.

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

Upon the approval of the 2007 plan, 230,000 shares, which were available for future grants under the 2000 Plan, were used in the 2007 plan and 18,130 shares were canceled. The Company authorized 1,300,000 shares under the 2007 plan and 1,253,800 shares were available for future grants as of March 31, 2008.

The fair value of each option is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Since this model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the three months ended March 31, 2008 and 2007, no stock options were granted.

A summary of stock option activity under the Plan for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2008	1,296,250	$12.30
Granted	—	—
Exercised	—	—
Forfeited/canceled	—	—

Outstanding *—March 31, 2008	1,296,250	$12.30	6.04	$3,449,112

* Fully vested and expected to vest
Options exercisable—March 31, 2008	904,783	$11.45	5.65	$2,881,012

The aggregate intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $0 and $264,000, respectively. No tax benefits were realized for options exercised for the three months ending March 31, 2008 and 2007.

A summary of restricted and performance unit activity under the Plan for the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested—January 1, 2008	109,870	$17.70
Granted	31,200	11.97
Vested	—	—
Forfeited/canceled	(1,840)	18.38

Unvested—March 31, 2008	139,230	$16.41	8.88	$1,808,598

The amount charged against income, before income tax benefit of $133,000 and $150,000, in relation to the stock-based payment arrangements was $593,000 and $417,000 for the three months ending March 31, 2008 and 2007, respectively. At March 31, 2008, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $2,265,000, and is expected to be recognized over a weighted average period of 1.4 years. The estimated annual stock-based compensation as of March 31, 2008 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2008	$1,103
For the year ended December 31:
2009	894
2010	252
2011	16

Total	$2,265

4. Dividends

On March 21, 2008, we declared a $0.0275 per share cash dividend which was paid on April 15, 2008 to stockholders of record at the close of business on March 31, 2008.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2008 and 2007, stock options for 620,000 shares and 150,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$5,773	26,193,672	$0.22	$7,308	26,123,405	$0.28
Effect of Dilutive Securities:
Stock Options	—	207,130		—	414,011

Diluted EPS	$5,773	26,400,802	$0.22	$7,308	26,537,416	$0.28

6. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations. See footnote 13. Fair Value Measurements for further discussion.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments”, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of the adoption on January 1, 2008 was not material to the Company’s consolidated financial condition or results of operations.

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

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2008	December 31, 2007
	(In thousands)
Commercial loans	$593,905	$605,553
Real estate loans	1,448,840	1,369,826
Consumer and other loans	32,768	34,809

	2,075,513	2,010,188
Unamortized deferred loan fees, net of cost	(1,662)	(1,459)
Allowance for loan losses	(23,116)	(20,035)

Loans receivable, net	$2,050,735	$1,988,694

Activity in the allowance for loan losses is as follows for the periods indicated:

	Three months ended March 31,
	2008	2007
	(In thousands)
Balance, beginning of period	$20,035	$19,112
Provision for loan losses	4,993	980
Loan charge-offs	(1,959)	(1,531)
Loan recoveries	47	191

Balance, end of period	$23,116	$18,752

At March 31, 2008, December 31, 2007 and March 31, 2007, the Company had classified $21.3 million, $18.3 million and $9.0 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $7.5 million, $3.1 million and $1.2 million, respectively. $13.0 million of the total impaired loans were commercial real estate loans, compared to $10.3 million at December 31, 2007. $4.1 million of the specific loss allocation related to such commercial real estate loans, compared to $238 thousand at December 31, 2007. At March 31, 2008, non-accrual loans totaled $18.7 million compared to $16.6 million at December 31, 2007 and $8.7 million at March 31, 2007. At March 31, 2008, December 31, 2007 and March 31, 2007, loans totaling $427 thousand, $0 and $0 were past due more than 90 days and still accruing interest.

During December 2006, the regulatory authorities issued a new interagency policy statement on accounting for the allowance for loan and lease losses. Among other things, use of industry or regulatory benchmarks or standards, peer medians or target ratios was deemed inappropriate under the new policy statement. Instead, the policy statement pointed to use of an institution’s own historical loss experience for any quantitatively derived allowance, and management’s judgment on qualitative or environmental factors in determining the appropriate level of loss allowances. Accordingly, in 2007 and 2008 we made certain changes in our methodology to more closely tie allocations to actual loss experience by loan types, moving away from regulatory benchmarks, which in some cases were higher than our actual loss experience. The decision to use our historical loss experience was based on our study of the loss experience of our loan portfolio and concluding that our actual loss experience is a better indicator of future losses. In setting qualitative and environmental factors during the year, we increased the subjective factors for economic conditions based on deterioration in the economy during 2007. We also increased the factors relating to the trends in classified loans and delinquencies due to the increases in these items during the year. Offsetting these increases, we decreased the qualitative factors related to policies and the nature and volume of loans due to improvements in our credit monitoring processes throughout 2007. In particular, we've decreased the number of days delinquent that we use to start monitoring delinquencies, and we've centralized our processes for monitoring delinquent loans to ensure that we have consistent processes. We’ve also increased our staffing to our Special Assets Department, to better manage classified and criticized loans to ensure timely workout and collection. Therefore, although the level of classified loans and charge-offs increased during 2007 and the first quarter of 2008, the re-allocation of loss allowances based on actual loss experience from regulatory benchmarks offset the increase in loss allowances required for specific problem loans.

Excluding specific loss allocations, the allowance for loan losses on the non-impaired loan portfolio was 0.76% of non-impaired loans at March 31, 2008, compared to 0.85% of non-impaired loans at December 31, 2007.

At March 31, 2008 and December 31, 2007 non-impaired commercial real estate loans, amounting to $1.42 billion and $1.36 billion, respectively, had allocated loss allowances of $10.9 million and $12.3 million, respectively. The loss coverage ratios were 0.76% at March 31, 2008, compared to 0.91% at December 31, 2007. Although the allowance for loan losses on non-impaired commercial real estate loans declined from 91 basis points to 76 basis points during the quarter, the loss coverage is substantially higher than the three year average annual historical loss experience of 9 basis points as of March 31, 2008.

Subsequent to the Company’s earnings announcement on April 22, 2008, management determined that one participation loan with an outstanding balance of $2.9 million became impaired. The impairment was identified when the Company received more current appraisal information from the lead lender reflecting a substantial downward revision in property value. The Company deemed this subsequent event to be a first quarter event and accordingly revised the previously announced results for the first quarter with an additional provision for loan losses of $2.1 million, or approximately $1.2 million, net of tax. The $2.1 million additional provision for loan losses has been reflected in the accompanying consolidated financial statements as of and for the three months ended March 31, 2008.

8. FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco against which the Company may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or collateral capacity, which was $545.6 million at March 31, 2008. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances.

At March 31, 2008 and December 31, 2007, real estate secured loans with a carrying amount of approximately $1.0 billion, were pledged as collateral for borrowings from the FHLB. At March 31, 2008 and December 31, 2007, in addition to our FHLB stock, securities with carrying values of approximately $16.9 million and $17.1 million, respectively, were pledged as collateral for borrowings from the FHLB.

At March 31, 2008 and December 31, 2007, FHLB borrowings were $393 million and $297 million, respectively, and had a weighted average interest rate of 3.62% and 4.16%, respectively, and had various maturities through September 2016. At March 31, 2008, $189 million of the advances were putable advances with various putable dates and strike prices. During the first three months of 2008, the Bank obtained $96 million (net of matured FHLB borrowings) in additional FHLB advances to support its asset growth at a weighted average cost of 2.67% with average remaining maturities of 2.5 years. The cost of FHLB borrowings as of March 31, 2008 ranged between 2.00% and 4.63%. At March 31, 2008, the Company had a remaining borrowing capacity of $152.6 million.

At March 31, 2008, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$43,000	$227,000
Due after one year through five years	235,000	166,000
Due after five years through ten years	115,000	—

	$393,000	$393,000

9. Subordinated Debentures

At March 31, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at March 31, 2008:

Issuance Trust		(Dollars in Thousands)		Rate Type	Initial Rate	Rate at 3/31/08	Maturity Date
	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	5.95%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	7.11%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	5.75%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	4.45%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

10. Derivative Financial Instruments and Hedging Activities

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, for the next two years. These interest rate swap agreements are considered, “free-standing,” because the Company did not designate a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instrument are recognized currently in earnings.

Interest rate swap information at March 31, 2008 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value	Unrealized Gain (Loss)
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(143.6)	$—
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(143.6)	—
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(143.6)	—
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(143.6)	—
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(143.6)	—

$50,000				$(718.0)	$—

As of March 31, 2008, the fair value of the outstanding interest rate swaps decreased to a loss of $718 thousand. Accordingly, a loss of $718 thousand was recorded in the statement of income for the first quarter 2008. During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. A gain of $247,000 (net of $165,000 in taxes) was recognized into income.

11. Business Segments

Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operations, trade finance services (“TFS”), and small business administration (“SBA”) lending services. Information related to our remaining centralized functions and eliminations of inter-segment amounts has been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment provides our customers with access to the U.S. SBA guaranteed lending program.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2008 and 2007.

Three Months Ended March 31, (Dollars in thousands)	Business Segment
2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,502	$1,282	$3,826	$24,610
Less provision for loan losses*	1,098	35	3,860	4,993
Non-interest income	2,781	474	1,344	4,599

Net revenue	21,185	1,721	1,310	24,216
Non-interest expense	11,568	844	2,019	14,431

Income (loss) before income taxes	$9,617	$877	$(709)	$9,785

Goodwill	$2,697	$—	$—	$2,697

Total assets	$2,013,732	$170,022	$362,359	$2,546,113

2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$18,001	$1,346	$3,388	$22,735
Less provision for loan losses *	640	90	250	980
Non-interest income	2,159	697	1,748	4,604

Net revenue	19,520	1,953	4,886	26,359
Non-interest expense	12,091	698	1,157	13,946

Income before income taxes	$7,429	$1,255	$3,729	$12,413

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,665,610	$160,590	$297,029	$2,123,229

*	The increase in the provision for loan losses for the SBA segment during the three months ended March 31, 2008 is due to the increase in delinquency in the SBA loan portfolio

12. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California as well as various other state income taxes. The Company is no longer subject to examination by federal taxing authorities for years before 2004 and by state taxing authorities for years before 2002. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of adopting FIN 48 on January 1, 2007, that impacted the beginning retained earnings in 2007. The total amount of unrecognized tax benefits was $262 thousand at December 31, 2007 and $282 thousand at March 31, 2008 and is primarily for uncertainties related to income taxes for California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $262 thousand and $282 thousand at December 31, 2007 and March 31, 2008. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $33 thousand and $25 thousand for the payment of interest and penalties accrued at March 31, 2008 and December 31, 2007.

13. Fair Value Measurements

Statement No. 157, Fair Value Measurements, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Securities Available for Sale

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans

The fair values of impaired loans, which are collateral dependent, are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 2 inputs).

Derivatives

The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$273,779	$—	$273,779	$—
Impaired loans-collateral dependent	12,108	—	12,108	—
Liabilities:
Derivatives—Interest rate swaps	$718	$—	$718	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $21.3 million, with a valuation allowance of $7.5 million, resulting in an additional provision for loan losses of $4.4 million for the three months ended March 31, 2008.

Fair value adjustments for interest rate swaps resulted in net expense of $306 thousand for the three month ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three months ended March 31, 2008. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or For the Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$44,360	$40,792
Interest expense	19,750	18,057

Net interest income	24,610	22,735
Provision for loan losses	4,993	980

Net interest income after provision for loan losses	19,617	21,755
Non-interest income	4,599	4,604
Non-interest expense	14,431	13,946

Income before income taxes	9,785	12,413
Income taxes	4,012	5,105

Net income	$5,773	$7,308

Per Share Data:
Earnings per share—basic	$0.22	$0.28
Earnings per share—diluted	$0.22	$0.28
Book value (period end)	$8.68	$7.45
Common shares outstanding	26,193,672	26,131,672
Weighted average shares—basic	26,193,672	26,123,405
Weighted average shares—diluted	26,400,802	26,537,416

Statement of Financial Condition Data—at Period End:
Assets	$2,546,113	$2,123,229
Securities available for sale	273,779	176,071
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	2,073,851	1,749,242
Deposits	1,854,349	1,750,976
Borrowings from Federal Home Loan Bank	393,000	100,000
Subordinated debentures	39,268	39,268
Stockholders’ equity	227,394	194,749

	At or for the Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,479,042	$2,066,373
Securities available for sale	292,283	173,936
Gross loans, including loans held for sale	2,055,535	1,755,760
Deposits	1,771,075	1,716,129
Stockholders’ equity	227,598	191,604
Selected Performance Ratios:
Return on average assets (1)	0.93%	1.41%
Return on average stockholders’ equity (1)	10.15%	15.26%
Non-interest expense to average assets (1)	2.33%	2.70%
Efficiency ratio (2)	49.41%	51.01%
Net interest margin (3)	4.15%	4.62%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.56%	11.16%
Tier 1 risk-based capital ratio	11.56%	12.29%
Total risk-based capital ratio	12.59%	13.30%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.11%	1.07%
Allowance for loan losses to non-performing loans	121.15%	215.00%
Total non-performing assets to total assets (6)	0.79%	0.42%

(1)	Calculations are based on annualized net income.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned, and restructured loans.

Results of Operations

Overview

During the first quarter of 2008, we experienced strong growth in our total assets supported by growth in deposits and borrowings. Our total assets grew by 5.1%, or $122.7 million, at March 31, 2008 from $2.4 billion at December 31, 2007. The increase in total assets for the period was primarily due to growth in our loans. Loan growth during the first quarter 2008 continued to be primarily from real estate loans, and deposit growth was primarily from wholesale time deposits.

Net income

Our net income for the three months ended March 31, 2008 was $5.8 million, or $0.22 per diluted share, compared to $7.3 million, or $0.28 per diluted share, for the same period of 2007, representing a decrease of $1.5 million or 21.0%. The decrease resulted primarily from an increase in the provision for loan losses and non-interest expense, partially offset by an increase in net interest income.

The annualized return on average assets was 0.93% for the first quarter of 2008, compared to 1.41% for the same period of 2007. The annualized return on average equity was 10.15% for the first quarter of 2008, compared to 15.26% for the same period of 2007. The efficiency ratio was 49.41% for the first quarter ended March 31, 2008 compared with 51.01% for the same period of 2007.

Net Interest Income and Net Interest Margin

Net Interest Income and Expense

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets is defined as net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average funding liabilities (interest-bearing deposits and non-interest-bearing deposits and borrowed funds). Net interest income is affected by changes in the volume of interest-earning assets and funding liabilities as well as by changes in the yield earned on interest-earning assets and the rates paid on interest-bearing liabilities.

Net interest income before provision for loan losses was $24.6 million for the quarter ended March 31, 2008, an increase of $1.9 million, or 8.2% compared to net interest income of $22.7 million for the same quarter of 2007. This increase was primarily due to an increase in average interest earning assets, which increased $405.1 million, or 20.6%, to $2.4 billion for the first quarter of 2008 from $2.0 billion for the same quarter of 2007.

Interest income for the first quarter of 2008 was $44.4 million, which represented an increase of $3.6 million, or 8.7%, over interest income of $40.8 million for the same quarter of 2007. The increase was the result of a $7.5 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change), partially offset by a $3.9 million decrease in interest income due to a decrease in the average yield earned on those average interest-earning assets (rate change).

Interest expense for the first quarter of 2008 was $19.8 million, an increase of $1.7 million, or 9.4%, compared to interest expense of $18.1 million for the same quarter of 2007. The increase was primarily the result of a $3.9 million increase in interest expense due to an increase in volume of average interest-bearing liabilities (volume change), partially offset by a $2.2 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

First quarter 2008 net interest income before provision for loan losses was $24.6 million, an increase of 8.2% from $22.7 million for first quarter 2007. The increase in net interest income was attributable to interest-earning asset growth, partially offset by a decline in net interest margin. First quarter 2008 net interest margin (annualized net interest income divided by average interest-earning assets) decreased 47 basis points to 4.15% from 4.62% in the first quarter of 2007.

The weighted average yield on the loan portfolio for first quarter 2008 decreased 86 basis points to 7.85% from 8.71% for the same period last year. The decrease was the result of the prime rate-based portion of the loan portfolio repricing downward as market interest rates declined substantially beginning in third quarter 2007, and continued to decline during first quarter 2008, as a result of reductions in interest rates by the Federal Reserve. This was partially mitigated by the percentage of fixed rate loans in the portfolio increasing from 42% at March 31, 2007 to 55% at March 31, 2008. The weighted average yield on the variable rate and fixed rate portfolios (excluding loan discount accretion) at March 31, 2008 was 6.63% and 7.69%, respectively, compared to 9.27% and 7.64% at March 31, 2007.

The weighted average cost of deposits for first quarter 2008 decreased 37 basis points to 3.43% from 3.80% for the same period last year. The cost of time deposits decreased 66 basis points to 4.56% from 5.22%, accounting for a substantial portion of the decrease.

The weighted average cost of FHLB advances for first quarter 2008 decreased 44 basis points to 3.77% from 4.21% for first quarter 2007, reflecting the decline in market interest rates.

Following are selected weighted average data at March 31, 2008 and March 31, 2007:

	March 31, 2008	March 31, 2007
Weighted average loan portfolio yield (excluding discounts)	7.21%	8.65%
Weighted average cost of time deposits	4.04%	5.35%
Weighted average cost of total interest-bearing deposits	3.82%	4.96%
Weighted average cost of FHLB advances	3.62%	4.21%

Prepayment penalty income for first quarter 2008 and first quarter 2007 was $221 thousand and $142 thousand, respectively. Non-accrual interest income recognized (reversed) was $159 thousand and $(348) thousand for the three months ended March 31, 2008 and 2007, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for first quarter 2008 and first quarter 2007 were 4.09% and 4.66%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)			(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans, including loans held for sale (1) (2)	$2,055,535	$40,364	7.85%	$1,755,760	$38,244	8.71%
Other investments	22,940	316	5.51%	9,812	136	5.54%
Securities available for sale(3)	292,283	3,668	5.02%	173,936	2,053	4.72%
Federal funds sold	1,506	12	3.19%	27,634	359	5.20%

Total interest earning assets	$2,372,264	$44,360	7.48%	$1,967,142	$40,792	8.29%

INTEREST BEARING LIABILITIES:
Demand, interest-bearing	$246,120	$1,912	3.11%	$200,686	$1,929	3.84%
Savings	136,596	1,308	3.83%	138,915	1,204	3.47%
Time deposit	1,050,316	11,986	4.56%	1,008,485	13,166	5.22%
FHLB borrowings	401,148	3,783	3.77%	85,913	904	4.21%
Subordinated debentures	37,618	761	8.09%	37,578	854	9.09%

Total interest bearing liabilities	$1,871,798	$19,750	4.22%	$1,471,577	$18,057	4.91%

NON-INTEREST BEARING DEPOSITS:	$338,043			$368,043

Net interest income		$24,610			$22,735

Net interest margin			4.15%			4.62%
Net interest margin, excluding loan prepayment fee income and non-accrual interest income (4)			4.09%			4.66%
Average interest-earning assets to average interest-bearing liabilities			126.74%			133.68%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Loan prepayment fee income excluded was $221 thousand and $142 thousand for the three months ended March 31, 2008 and 2007, respectively. Non-accrual interest income recognized (reversed) was $159 thousand and $(348) thousand for the three months ended March 31, 2008 and 2007, respectively.

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

	Three months ended March 31, 2008 over March 31, 2007
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$2,120	$(4,002)	$6,122
Interest on other investments	180	(1)	181
Interest on securities	1,615	137	1,478
Interest on federal funds sold	(347)	(101)	(246)

Total interest income	$3,568	$(3,967)	$7,535

INTEREST EXPENSE :
Interest on demand deposits	$(17)	$(408)	$391
Interest on savings	104	124	(20)
Interest on time certificates of deposit	(1,180)	(1,709)	529
Interest on FHLB borrowings	2,879	(103)	2,982
Interest on subordinated debentures	(93)	(94)	1

Total interest expense	$1,693	$(2,190)	$3,883

Net Interest Income	$1,875	$(1,777)	$3,652

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

We recorded $5.0 million in provisions for loan losses during the first quarter of 2008 compared to $980 thousand in the same quarter of 2007. This change reflects the results of our review and analysis of the loan portfolio and the adequacy of our existing allowance for loan losses in light of the $65.1 million of growth experienced in our loan portfolio, the level of our net charge-offs, which was $1.9 million during first quarter 2008 compared to $1.3 million during first quarter 2007, the quality of the loans, and the level of non-performing, classified and special mention loans and specific loss allocations for impaired loans which increased $4.4 million from $3.1 million at December 31, 2007 to $7.5 million at March 31, 2008. We believe that the allowance is sufficient to absorb probable incurred losses in our loan portfolio at March 31, 2008. See Financial Condition—Allowance for Loan Losses below for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from our TFS letter of credit operations, and net gains on SBA mortgage banking activities and gains on sales of securities available for sale.

Non-interest income of $4.6 million for first quarter 2008 was approximately the same as first quarter 2007. The increases in net gains on sales of securities available for sale and service fees on deposit accounts were offset by decreases in net gains on sales of SBA loans and international service fees. During the first quarter of 2008, we recognized $467 thousand in net gains on sales of $54.1 million of available for sale fixed rate MBS, which was part of the Company’s interest rate risk management strategy, and the exercise of calls by issuers on $18.1 million of callable agency securities. There were no securities sold during first quarter 2007. Service fees on deposit accounts increased 12.4% to $1.8 million from $1.6 million for the same quarter of 2007, primarily as a result of a new fee structure put in place in July 2007. International service fees decrease 33.6% to $445 thousand for the first quarter 2008 from $670 thousand for the same quarter of 2007 due to the decrease in trade financing activities.

The net gains on SBA mortgage banking activities decreased $505 thousand, or 41.4%, to $715 thousand for the first quarter of 2008, compared to $1.2 million for the same quarter of 2007. During first quarter 2008, we originated $21.4 million of SBA loans compared to $28.1 million during the same quarter of 2007, of which a substantial portion of the loans were either sold or held for sale. During first quarter 2008, we sold $24.4 million of SBA loans, compared to $25.0 million during the same quarter of 2007. The decrease in the net gains on SBA mortgage banking activities was primarily due to a 275 basis point decrease in average premium and an increase in the cost related to loan origination. The average premium decreased to 4.81% for the first quarter of 2008, compared to 7.56% for the same quarter of 2007. The net realized gains on SBA mortgage banking activities for the first quarter of 2008 was 2.9% of the gross loans sold, compared to 4.9% during the first quarter of 2007.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2008	March 31, 2007	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,821	$1,620	$201	12.4%
International service fees	445	670	(225)	-33.6%
Loan servicing fees, net	528	504	24	4.8%
Wire transfer fees	364	338	26	7.7%
Other income and fees	174	252	(78)	-31.0%
Net gains on sales of securities available for sale	467	—	467	100.0%
Net gains on SBA mortgage banking activities	715	1,220	(505)	-41.4%
Net gains on sales of other loans	85	—	85	100.0%

Total non-interest income	$4,599	$4,604	$(5)	-0.1%

Non-interest Expense

Non-interest expense for first quarter 2008 was $14.4 million compared to $13.9 million for the same quarter of 2007, an increase of $485 thousand or 3.5%. Salaries and employee benefits increased 13.7% to $7.6 million during the first quarter of 2008, compared to $6.7 million for the same quarter last year. Included in salaries and employee benefits expense during the first quarter of 2007 was the reversal of a $600 thousand contingent liability accrual established during 2002 related to a past compensation matter for which we determined that no liability continued to exist. Excluding this item, salaries and employee benefits expense would have increased 4.4% over the same quarter last year, primarily due to annual salary increases and a $176 thousand increase in stock-based compensation expense, partially offset by a decrease in accrued bonuses.

Advertising and marketing expense decreased 16.9% to $550 thousand for the first quarter 2008 from $662 thousand for the same quarter of 2007. Included in the expense for the prior year were the costs related to the new CEO inauguration events held in three regions. Data processing and communications expense decreased 13.0% due to the costs savings provided by the purging of closed accounts which reduced item processing cost, the use of an in-house check imaging system, and the closing of unused telephone lines. Professional fees decreased $314 thousand, or 37.1%, to $532 thousand for the first quarter of 2008, compared to $846 thousand for the same quarter of 2007. This was primarily due to higher professional fees incurred during the first quarter of 2007 related to an arbitration matter, which was settled in third quarter 2007.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2008	March 31, 2007	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,636	$6,714	$922	13.7%
Occupancy	2,163	2,075	88	4.2%
Furniture and equipment	709	625	84	13.4%
Advertising and marketing	550	662	(112)	-16.9%
Data processing and communications	830	954	(124)	-13.0%
Professional fees	532	846	(314)	-37.1%
Other	2,011	2,070	(59)	-2.9%

Total non-interest expense	$14,431	$13,946	$485	3.5%

Provision for Income Taxes

Income taxes were $4.0 million and $5.1 million for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the quarters ended March 31, 2008 and 2007 was 41.0% and 41.1%, respectively.

Financial Condition

At March 31, 2008, our total assets were $2.5 billion, an increase of $122.7 million, or 5.1%, from $2.4 billion at December 31, 2007. The growth was primarily due to increases in the loan portfolio funded by growth in deposits and borrowings from the Federal Home Loan Bank.

Loan Portfolio

As of March 31, 2008, gross loans, excluding loans held for sale (net of deferred loan fees and costs) increased by $65.1 million, or 3.2%, to $2.1 billion from $2.0 billion at December 31, 2007. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at March 31, 2008 decreased by $11.6 million, or 1.9%, to $593.9 million from $605.5 million at December 31, 2007. Real estate loans, which include SBA-real estate loans, increased by $79.0 million, or 5.8%, to $1.45 billion at March 31, 2008 from $1.37 billion at December 31, 2007.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(In thousands)
Loan Portfolio Composition:
Commercial loans	$593,905	29%	$605,553	30%
Real estate loans	1,448,840	70%	1,369,826	68%
Consumer and other loans	32,768	1%	34,809	2%

Gross loans outstanding	2,075,513	100%	2,010,188	100%
Unamortized deferred loan fees, net of costs	(1,662)		(1,459)
Allowance for loan losses	(23,116)		(20,035)

Loans receivable, net	$2,050,735		$1,988,694

We normally do not extend lines of credit and make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to the renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Loan commitments	$228,509	$224,837
Standby letters of credit	11,620	15,231
Other commercial letters of credit	18,969	18,552

	$259,098	$258,620

Non-performing Assets

At March 31, 2008, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $20.2 million, an increase of $2.9 million, or 16.5%, from $17.4 million at December 31, 2007. Nonperforming assets to total assets was 0.79% and 0.72% at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, nonperforming loans were $19.1 million, an increase of $2.5 million, from $16.6 million at December 31, 2007. The net increase was primarily the result of resolving one large nonperforming loan of $7.5 million, while new loans were placed on non-accrual status during first quarter 2008, which largely consisted of two commercial real estate borrowing relationships comprised of six loans totaling $6.5 million and one residential construction participation loan for $2.9 million. At March 31, 2008, nonperforming loans to total gross loans, excluding loans held for sale, was 0.92% compared to 0.83% at December 31, 2007.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$18,653	$16,592
Loan past due 90 days or more, still accruing	427	—

Total Nonperforming Loans	19,080	16,592
Other real estate owned	—	—
Restructured loans	1,135	765

Total Nonperforming Assets	$20,215	$17,357

Nonperforming loans to total gross loans, excluding loans held for sale	0.92%	0.83%
Nonperforming assets to total assets	0.79%	0.72%

Allowance for Loan Losses

The allowance for loan losses was $23.1 million at March 31, 2008, compared to $20.0 million at December 31, 2007 and $18.8 million at March 31, 2007. We recorded a provision for loan losses of $5.0 million during the three months ended March 31, 2008 compared to $980 thousand for the same period of 2007. The allowance for loan losses was 1.11% of gross loans, excluding loans held for sale, at March 31, 2008 and 1.00% at December 31, 2007 and 1.07% at March 31, 2007. Impaired loans totaled $21.3 million, $18.3 million and $9.0 million, respectively as of March 31, 2008, December 31, 2007 and March 31, 2007 with specific loss allocations of $7.5 million, $3.1 million and $1.2 million, respectively. Total watch list loans, at March 31, 2008, consisted of special mention and classified loans totaling $41.0 million, compared to $30.8 million at December 31, 2007.

We believe the allowance for loan losses as of March 31, 2008 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses and subsequent event, see footnote 7. Loans Receivable and Allowance for Loan Losses to the Notes to Condensed Consolidated Financial Statements (Unaudited), included in Item 1. Financial Statements.

The following table provides a breakdown of the allowance for loan losses by category of loans at March 31, 2008 and December 31, 2007:

	Allocation of Allowance for Loan Losses
	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Loan Type
Real estate	$15,063	70%	$12,283	68%
Commercial	7,511	29%	7,012	30%
Consumer	441	1%	643	2%
Unallocated	101	N/A	97	N/A

Total allowance	$23,116	100%	$20,035	100%

The following table shows the provisions made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
LOANS:
Average gross loans, including loans held for sale	$2,055,535	$1,755,760

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$2,073,851	$1,749,242

ALLOWANCE:
Balance-beginning of period	$20,035	$19,112
Less: Loan charge-offs:
Commercial	1,614	1,244
Real estate	194	—
Consumer	151	287

Total loan charge-offs	1,959	1,531

Plus: Loan Recoveries
Commercial	30	153
Real estate	—	—
Consumer	17	38

Total loan recoveries	47	191

Net loan charge-offs	1,912	1,340
Provision for loan losses	4,993	980

Balance-end of period	$23,116	$18,752

Net loan charge-offs to average gross loans *	0.37%	0.31%
Allowance for loan losses to gross loans at end of period	1.11%	1.07%
Net loan charge-offs to beginning allowance *	38.17%	28.05%
Net loan charge-offs to provision for loan losses	38.29%	136.73%

*	Annualized

Gross loans are net of deferred loan fees and costs of $1,662,000 and $2,305,000 at March 31, 2008 and 2007, respectively.

Net loan charge-offs during the first quarter of 2008 were $1.9 million, or 0.37% of average gross loans on an annualized basis, compared to $3.0 million during the fourth quarter of 2007, or 0.61% of average loans on an annualized basis, and also compared to $1.3 million, or 0.31% of average loans on an annualized basis for the first quarter of 2007. First quarter 2008 charge-offs primarily consisted of loans to retail businesses averaging approximately $86 thousand per loan. The net loan charge-offs of $1.9 million during the first quarter of 2008 were substantially reserved for at December 31, 2007.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any held-to-maturity or trading securities at March 31, 2008 or December 31, 2007. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, asset-backed securities, collateralized mortgage obligations, mortgage backed securities, corporate notes and mutual funds.

As of March 31, 2008, we had $273.8 million in available-for-sale securities, compared $258.8 million at December 31, 2007. The total net unrealized loss on the available-for sale securities at March 31, 2008 was $1.3 million compared to net unrealized loss of $673 thousand at December 31, 2007. During the first three months of 2008, a total of $101.5 million in securities available-for-sale were purchased and $54.1 million in available-for-sale MBS were sold. From these sales, we recognized gross gains of $470 thousand and a gross loss of $7 thousand. We also recognized $4 thousand in gains from called securities, options of which were exercised by issuers on $18.1 million callable agency securities. The sales of securities were part of our on-going interest rate risk management strategy.

Securities with a carrying value of $19.5 million were pledged to secure public deposits, FHLB borrowings and for other purposes as required or permitted by law as of March 31, 2008. Securities with a carrying value of $215.6 million were pledged for California State Treasurer deposits, as of March 31, 2008.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	Investment Portfolio

	At March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$12,999	$28	$(45)	$12,982
Collateralized mortgage obligations	95,334	120	(2,236)	93,218
Mortgage-backed securities	155,074	1,832	(319)	156,587
Asset- backed securities	1,770	—	—	1,770
U.S. Corporate notes	4,433	—	(669)	3,764

Total debt securities	269,610	1,980	(3,269)	268,321
Mutual funds	5,462	—	(4)	5,458

	$275,072	$1,980	$(3,273)	$273,779

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$37,120	$5	$(27)	$37,098
Collateralized mortgage obligations	108,576	341	(991)	107,926
Mortgage-backed securities	102,044	959	(403)	102,600
Asset-backed securities	1,815	—	—	1,815
U.S. Corporate notes	4,429	—	(517)	3,912

Total debt securities	253,984	1,305	(1,938)	253,351
Mutual funds	5,462	—	(40)	5,422

	$259,446	$1,305	$(1,978)	$258,773

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008.

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Description of Securities
U.S. Government agency	$7,954	$(45)	$—	$—	$7,954	$(45)
Collaterized mortgage obligations	58,815	(1,653)	12,373	(583)	71,188	(2,236)
Mortgage-backed securities	33,917	(222)	7,226	(97)	41,143	(319)
U.S. Corporate notes	3,764	(669)	—	—	3,764	(669)
Mutual funds	5,458	(4)	—	—	5,458	(4)

	$109,908	$(2,593)	$19,599	$(680)	$129,507	$(3,273)

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

For those investments in an unrealized loss position at March 31, 2008, we consider these losses temporary based on: 1) the information relative to the extent and duration of the decline in market value; 2) the likelihood of recovery; and 3) the Company’s ability to hold these securities until maturity or full principal repayment.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2008, our deposits increased by $21.0 million or 1.1% to $1.85 billion from $1.83 billion at December 31, 2007. Non-jumbo time deposits totaled $148.5 million, a decrease of $17.1 million or 10.3% from $165.6 million at December 31, 2007. Total jumbo time deposits totaled $973.6 million, an increase of $73.6 million or 8.2% from $900.0 million at December 31, 2007. The increase primarily resulted from an increase in wholesale deposits, particularly the brokered deposits and California State Treasurer deposits. Such wholesale jumbo time deposits increased $118.5 to $400.3 million at March 31, 2008, compared to $281.8 million at December 31, 2007. These wholesale deposits have been substantially cheaper funding sources during the first quarter of 2008, and repriced down from 4.50% at December 31, 2007 to 2.99% at March 31, 2008. The retail jumbo deposits decreased to $573.3 million at March 31, 2008, compared to $618.2 million at December 31, 2007. Interest-bearing demand deposits, including money market and super now accounts, totaled $234.4 million at March 31, 2008, a decrease of $25.8 million or 9.9% from $260.2 million at December 31, 2007. The decrease in money market accounts was primarily due to our downward repricing of money market interest rates as a result of the lower market interest rates during the period.

At March 31, 2008, 19.1% of total deposits were non-interest bearing demand deposits, 60.5% were time deposits, and 20.4% were interest bearing demand and saving deposits. By comparison, at December 31, 2007 19.9% of the total deposits were non-interest bearing demand deposits, 58.1% were time deposits, and 22.0% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At March 31, 2008, we had a total of $200.1 million in brokered deposits and $200.2 million in California State Treasurer deposits compared to $121.8 million and $160.0 million at December 31, 2007, respectively. During the three months ended March 31, 2008, we paid off $114.3 million in brokered deposits. The weighted average life of the brokered deposits is 0.5 years with a weighted average rate of 3.76%. The California State Treasurer deposits were three months maturities with a weighted average interest rate of 2.22% at March 31, 2008 and were collateralized with securities with a carrying value of $215.6 million. The California State Treasurer deposits are subject to withdrawal based on the State’s periodic evaluations.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2008 and December 31, 2007, respectively, we had $393.0 million and $297.0 million of FHLB advances with average remaining maturities of 3.7 years and 4.1 years. The weighted average rate was 3.62% at March 31, 2008 and 4.16% December 31, 2007. During the first three months of 2008, we obtained $96 million (net of matured FHLB borrowings) in additional FHLB advances to support our asset growth at a weighted average cost of 2.67% with average remaining maturities of 2.5 years.

At March 31, 2008 and December 31, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also periodically purchased interest rate caps at a premium to protect against a further rise in interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates. Our accounting for interest rate swaps, caps and floor contracts is discussed below under Item 3-Quantitative and Qualitative Disclosures about Market Risk.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $227.4 million at March 31, 2008. This represented an increase of $5.2 million, or 2.3%, over total stockholders’ equity of $222.2 million at December 31, 2007. The increase is primarily attributed to net income offset by cash dividends paid for the three months ended March 31, 2008.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to average assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At March 31, 2008, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $261.3 million, compared to $255.9 million at December 31, 2007, representing an increase of $5.4 million or 2.1%. This increase was primarily due to the net income, offset by the cash dividends paid for the three months ended March 31, 2008. At March 31, 2008, we had a ratio of total capital to risk-weighted assets of 12.6% and a ratio of Tier I capital to risk-weighted assets of 11.6%. The Tier I leverage capital ratio was 10.6% at March 31, 2008.

As of March 31, 2008 and December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008:
Total capital
(to risk-weighted assets):
Company	$284,517	12.6%	$180,756	8.0%	N/A	N/A
Bank	$277,341	12.3%	$180,495	8.0%	$225,619	10.0%
Tier I capital
(to risk-weighted assets):
Company	$261,304	11.6%	$90,378	4.0%	N/A	N/A
Bank	$254,129	11.3%	$90,248	4.0%	$135,372	6.0%
Tier I capital (to average assets):
Company	$261,304	10.6%	$98,969	4.0%	N/A	N/A
Bank	$254,129	10.3%	$98,847	4.0%	$123,558	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Our sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, deposits from the California State Treasurer and advances from the Federal Home Loan Bank of San Francisco. In addition, these funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from our available-for-sale portfolio. Our uses of funds include withdrawal of and interest payments on deposits, repayments of borrowed funds, originations of loans, purchases of investment securities, purchases of premises and equipment, payment of dividends and payment of operating expenses.

We manage liquidity risk by managing interest-earning assets and interest-bearing liabilities, and by maintaining alternative sources of funds as described above. The sale of investment securities available-for-sale can also serve as a contingent source of funds.

We have established brokered deposit relationships, lines of credit with correspondent banks and borrowing lines with the Federal Home Loan Bank of San Francisco. At March 31, 2008, our borrowing capacity included $181.5 million in brokered deposits (policy limitation), $60.0 million in line of credit facilities from correspondent banks and $152.6 million in unused Federal Home Loan Bank of San Francisco advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, receivable from pending settlement of securities sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $131.4 million at March 31, 2008 compared to $100.4 million at December 31, 2007. We believe our liquidity sources to be stable and adequate.

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

Interest Rate Risk

Interest rate risk is the most significant market risk impacting us. Market risk is the risk of loss to future earnings, to fair values of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset Liability Committee of the Board and to the Asset and Liability Management Committee (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

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

Swaps

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps, and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, for the next two years. These interest rate swap agreements are considered, “free-standing,” because the Company did not designate a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instrument are recognized currently in earnings.

As of March 31, 2008, the fair value of the outstanding interest rate swaps decreased to a loss of $718 thousand. Accordingly, a loss of $718 thousand was recorded in the statement of income for the first quarter 2008. During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. A gain of $247,000 (net of $165,000 in taxes) was recognized into income.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2008, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

At March 31, 2008, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	(1.24)%	(11.24)%
+ 100 basis points	(0.51)%	(4.63)%
– 100 basis points	0.26%	2.42%
– 200 basis points	(0.34)%	(0.75)%

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is considered likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

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

NARA BANCORP, INC.

Date: May 12, 2008	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 12, 2008	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

10.1	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by Directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, Jesun Paik, Terry Schwakopf, and Scott Whang) (incorporated herein by reference to the Current Report on Form 8-K Exhibit 10.2 filed with the SEC on December 6, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

*	Filed herewith