Form 10-Q
period 2008-06-30
NARA BANCORP INC
filed 2008-08-05
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

☐   Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 26,197,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the variety of current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$41,963	$40,147
Federal funds sold	14,500	9,000

Total cash and cash equivalents	56,463	49,147
Securities available for sale, at fair value	291,343	258,773
Loans held for sale, at the lower of cost or market	6,100	12,304
Loans receivable, net of allowance for loan losses (June 30, 2008 - $27,899 ; December 31, 2007 - $20,035)	2,092,807	1,988,694
Federal Reserve Bank stock, at cost	2,293	2,253
Federal Home Loan Bank (FHLB) stock, at cost	21,524	15,441
Premises and equipment, net	11,683	11,254
Accrued interest receivable	8,334	9,348
Deferred tax assets, net	19,205	14,594
Customers’ liabilities on acceptances	8,569	7,663
Bank owned life insurance	23,219	22,908
Goodwill	2,697	2,347
Other intangible assets, net	1,963	2,242
Other assets	27,384	26,442

Total assets	$2,573,584	$2,423,410

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Noninterest-bearing	$351,188	$364,518
Interest-bearing:
Money market and other	266,988	260,224
Savings deposits	146,362	143,020
Time deposits of $100,000 or more	1,017,160	899,980
Other time deposits	146,882	165,604

Total deposits	1,928,580	1,833,346

Borrowings from Federal Home Loan Bank	350,000	297,000
Subordinated debentures	39,268	39,268
Accrued interest payable	7,943	10,481
Acceptances outstanding	8,569	7,663
Other liabilities	11,545	13,472

Total liabilities	2,345,905	2,201,230
STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,197,672 and 26,193,672 shares at June 30, 2008 and December 31, 2007, respectively	26	26
Capital surplus	81,006	79,974
Retained earnings	148,677	142,491
Accumulated other comprehensive loss, net	(2,030)	(311)

Total stockholders’ equity	227,679	222,180

Total liabilities and stockholders’ equity	$2,573,584	$2,423,410

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$37,699	$40,289	$78,063	$78,533
Interest on securities	3,571	2,105	7,239	4,158
Interest on federal funds sold and other investments	517	682	845	1,177

Total interest income	41,787	43,076	86,147	83,868

INTEREST EXPENSE:
Interest on deposits	13,578	16,903	28,785	33,202
Interest on subordinated debentures	640	817	1,401	1,671
Interest on FHLB borrowings	3,413	1,146	7,195	2,050

Total interest expense	17,631	18,866	37,381	36,923

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,156	24,210	48,766	46,945
PROVISION FOR LOAN LOSSES	9,652	1,350	14,645	2,330

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,504	22,860	34,121	44,615

NON-INTEREST INCOME:
Service fees on deposit accounts	1,723	1,685	3,544	3,305
International service fees	517	699	962	1,369
Loan servicing fees, net	514	461	1,042	965
Wire transfer fees	371	348	735	686
Other income and fees	894	427	1,068	679
Net gains on SBA mortgage banking activities	530	1,737	1,245	2,957
Net gains on sales of other loans	96	754	181	754
Net gains on sales of securities available for sale	393	—	860	—
Other than temporary impairment on securities available for sale	(1,713)	—	(1,713)	—

Total non-interest income	3,325	6,111	7,924	10,715

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,456	6,723	15,092	13,437
Occupancy	2,147	2,109	4,310	4,184
Furniture and equipment	707	684	1,416	1,309
Advertising and marketing	653	484	1,203	1,146
Data processing and communications	897	870	1,727	1,824
Professional fees	601	1,049	1,133	1,895
Other	2,379	2,144	4,390	4,214

Total non-interest expense	14,840	14,063	29,271	28,009

INCOME BEFORE INCOME TAXES	2,989	14,908	12,774	27,321

INCOME TAXES	1,136	6,138	5,148	11,243

NET INCOME	$1,853	$8,770	$7,626	$16,078

TOTAL COMPREHENSIVE INCOME	$566	$7,753	$5,907	$15,776

EARNINGS PER SHARE
Basic	$0.07	$0.34	$0.29	$0.61
Diluted	0.07	0.33	0.29	0.61

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED June 30, 2008 and 2007

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) , net	Comprehensive Income
	(Dollars in thousands)
BALANCE, JANUARY 1, 2007	26,107,672	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EITF No.06-5				194
Stock options exercised	74,000		396
Stock-based compensation			773
Cash dividends declared ($0.055 per share)				(1,439)
Comprehensive income:
Net income				16,078		$16,078
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(417)	(417)
Change in unrealized gain (loss) on interest-only strip, net of tax					(17)	(17)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					132	132

Total comprehensive income						$15,776

BALANCE, June 30, 2007	26,181,672	$26	$79,108	$126,811	$(3,618)

BALANCE, JANUARY 1, 2008	26,193,672	$26	$79,974	$142,491	$(311)
Stock options exercised	4,000		34
Tax benefit from stock options excercised			—
Stock-based compensation			998
Cash dividends declared ($0.055 per share)				(1,440)
Comprehensive income:
Net income				7,626		$7,626
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(1,849)	(1,849)
Change in unrealized gain (loss) on interest-only strip, net of tax					(2)	(2)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					132	132

Total comprehensive income						$5,907

BALANCE, June 30, 2008	26,197,672	$26	$81,006	$148,677	$(2,030)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,626	$16,078
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	1,210	1,555
Stock-based compensation expense	998	773
Provision for loan losses	14,645	2,330
Other than temporary impairment on securities	1,713	—
Valuation adjustment of a loan held for sale	334	—
Proceeds from sales of loans	37,694	61,447
Originations of loans held for sale	(30,245)	(79,194)
Net gains on SBA mortgage banking activities and sales of other loans	(1,426)	(3,711)
Net change in bank owned life insurance	(311)	(547)
Net gains on sales of securities available for sale	(860)	—
Net losses on disposition of premises and equipment	1	5
FHLB stock dividends	(479)	(201)
Change in accrued interest receivable	1,014	(100)
Change in deferred tax assets	(3,520)	1,070
Change in other assets	(941)	(4,237)
Change in accrued interest payable	(2,538)	2,328
Change in other liabilities	(1,706)	(91)

Net cash from (used in) operating activities	23,209	(2,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(130,774)	(166,446)
Proceeds from sales of commercial real estate loans	11,863	19,466
Proceeds from sales of securities available for sale	76,135	—
Purchase of premises and equipment	(1,745)	(865)
Purchase of securities available for sale	(164,465)	(27,028)
Purchase of Federal Reserve Bank stock	(40)	—
Purchase of Federal Home Loan Bank stock	(8,529)	(813)
Redemption of Federal Home Loan Bank stock	2,925	—
Proceeds from matured or called securities held to maturity	—	1,000
Proceeds from matured or called securities available for sale	52,353	11,631
Net cash received from acquisition of Provident Bank	2,555	—

Net cash used in investing activities	(159,722)	(163,055)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	92,235	86,225
Payment of cash dividends	(1,440)	(1,436)
Proceeds from FHLB borrowings	246,000	44,000
Repayment of FHLB borrowings	(193,000)	—
Redemption of subordinated debentures	—	(8,000)
Issuance of subordinated debentures	—	8,000
Proceeds from stock options exercised	34	395

Net cash from financing activities	143,829	129,184

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,316	(36,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,147	80,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,463	$44,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$39,919	$34,595
Income taxes paid	$9,842	$11,259

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$—	$5
Net transfer from loan receivables to loans held for sale	$12,016	$18,712
Future settlement of investment recorded	$—	$16,692
Acquisition:
Fair value of non-cash assets acquired	$44	$—
Fair value of deposits assumed	$2,999	$—
Goodwill acquired	$350	$—
Other intangible assets acquired	$50	$—

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). The Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005. It has branches in California, New York and New Jersey as well as Loan Production Offices in California, Georgia, Nevada, New Jersey, Texas and Virginia.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at June 30, 2008 and the results of our operations for the six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2007 Annual Report on Form 10-K.

3. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (“SFAS 123 (R)”), “Share-Based Payment”. SFAS 123 (R) establishes accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. We previously applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The 2007 Plan, which was approved by our stockholders on May 31, 2007, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees, and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).

The board of directors believes the 2007 Plan is necessary to give the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of 2007 Plan participants with those of the Company’s stockholders. The exercise price for the shares underlying each award is the fair market value (“FMV”) on the date the award is granted. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). There is no minimum exercise price prescribed for performance shares and restricted stock awarded under the 2007 Plan.

ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period not less than one year from the grant date for performance-based awards and not less than three years from for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period.

The 2007 Plan, reserves 1,070,000 shares for issuance plus the shares available for grant under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”) (not to exceed 230,000), for a maximum total of 1,300,000 shares available for issuance under the 2007 Plan. The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

Upon the approval of the 2007 plan, 230,000 shares, which were available for future grants under the 2000 Plan, were used in the 2007 plan and 18,130 shares were canceled. The Company authorized 1,300,000 shares under the 2007 plan and 1,250,800 shares were available for future grants as of June 30, 2008.

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

The fair value of each option is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Since this model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For the six months ended June 30, 2008 and 2007, no stock options were granted.

A summary of stock option activity under the Plan for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2008	1,296,250	$12.30
Granted	—	—
Exercised	(4,000)	8.64
Forfeited/canceled	—	—

Outstanding * - June 30, 2008	1,292,250	$12.31	5.33	$1,912,428

* Fully vested and expected to vest
Options exercisable - June 30, 2008	1,062,250	$11.29	4.84	$1,912,428

The aggregate intrinsic value of options exercised for the six months ended June 30, 2008 and 2007 was $16,000 and $922,000, respectively. No tax benefits were realized for options exercised for the six months ending June 30, 2008 and 2007.

A summary of restricted and performance unit activity under the Plan for the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested - January 1, 2008	109,870	$17.70
Granted	34,200	11.99
Vested	—	—
Forfeited/canceled	(1,840)	18.38

Unvested - June 30, 2008	142,230	$16.32	8.66	$1,526,128

The amount charged against income, before income tax benefit of $149,000 and $120,000, in relation to the stock-based payment arrangements was $405,000 and $356,000 for the three months ending June 30, 2008 and 2007, respectively. The amount charged against income, before income tax benefit of $282,000 and $270,000, in relation to the stock-based payment arrangements was $998,000 and $773,000 for the six months ending June 30, 2008 and 2007, respectively. At June 30, 2008, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $1,890,000, and is expected to be recognized over a weighted average vesting period of 1.3 years. The estimated annual stock-based compensation as of June 30, 2008 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2008	$704
For the year ended December 31:
2009	904
2010	262
2011	20

Total	$1,890

4. Dividends

On June 20, 2008, we declared a $0.0275 per share cash dividend which was paid on July 15, 2008 to stockholders of record at the close of business on June 30, 2008.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the six months ended June 30, 2008 and 2007, stock options for 620,000 shares and 270,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$1,853	26,195,035	$0.07	$8,770	26,165,254	$0.34
Effect of Dilutive Securities:
Stock Options	—	255,187		—	337,608

Diluted EPS	$1,853	26,450,222	$0.07	$8,770	26,502,862	$0.33

	For the six months ended June 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$7,626	26,194,353	$0.29	$16,078	26,144,445	$0.61
Effect of Dilutive Securities:
Stock Options	—	229,692		—	378,076

Diluted EPS	$7,626	26,424,045	$0.29	$16,078	26,522,521	$0.61

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

On March 19, 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. Statement 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management does not anticipate the Statement to have a material impact on the Company’s consolidated financial condition or results or operations.

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	June 30, 2008	December 31, 2007
	(In thousands)
Commercial loans	$615,977	$605,553
Real estate loans	1,474,204	1,369,826
Consumer and other loans	32,140	34,809

	2,122,321	2,010,188
Unamortized deferred loan fees, net of cost	(1,615)	(1,459)
Allowance for loan losses	(27,899)	(20,035)

Loans receivables, net	$2,092,807	$1,988,694

Activity in the allowance for loan losses is as follows for the periods indicated:

	Six months ended June 30,
	2008	2007
	(In thousands)
Balance, beginning of period	$20,035	$19,112
Provision for loan losses	14,645	2,330
Loan charge-offs	(6,886)	(2,927)
Loan recoveries	105	586

Balance, end of period	$27,899	$19,101

At June 30, 2008, December 31, 2007 and June 30, 2007, the Company had classified $35.9 million, $18.3 million and $6.0 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $12.1 million, $3.1 million and $1.1 million, respectively. $20.4 million of the total impaired loans were commercial real estate loans at June 30, 2008, compared to $10.3 million at December 31, 2007. $5.1 million of the specific loss allocations related to such commercial real estate loans at June 30, 2008, compared to $238 thousand at December 31, 2007.

At June 30, 2008, non-accrual loans totaled $25.2 million compared to $16.6 million at December 31, 2007 and $5.8 million at June 30, 2007. At June 30, 2008, December 31, 2007 and June 30, 2007, there were no loans past due more than 90 days and still accruing interest.

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

In setting qualitative and environmental factors during the year, we increased the subjective factors for economic conditions based on deterioration in the economy during 2007 and the first half of 2008. We also increased the factors relating to the trends in classified loans and delinquencies due to the increases in these items during the year. Offsetting these increases, we decreased the qualitative factors related to policies and the nature and volume of loans due to improvements in our credit monitoring processes throughout 2007. In particular, we’ve decreased the number of days delinquent that we use to start monitoring delinquencies, and we’ve centralized our processes for monitoring delinquent loans to ensure that we have consistent processes. We’ve also increased our staffing in our Special Assets Department, to better manage classified and criticized loans to ensure timely loan workouts and collections. Therefore, although the level of classified loans and charge-offs increased during 2007 and the first half of 2008, the re-allocation of loss allowances based on actual loss experience from regulatory benchmarks partially offset the increase in loss allowances required for specific problem loans.

Excluding specific loss allocations, the allowance for loan losses on the non-impaired loan portfolio was 0.76% of non-impaired loans at June 30, 2008, compared to 0.85% of non-impaired loans at December 31, 2007.

At June 30, 2008 and December 31, 2007 non-impaired commercial real estate loans, amounting to $1.44 billion and $1.36 billion, respectively, had allocated loss allowances of $9.5 million and $12.3 million, respectively. The loss coverage ratio was 0.66% at June 30, 2008, compared to 0.91% at December 31, 2007. Although the allowance for loan losses on non-impaired commercial real estate loans declined from 91 basis points to 66 basis points during the six months, the loss coverage is substantially higher than the three year average annual historical loss experience of 9 basis points as of June 30, 2008.

8. FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or collateral capacity, which was $561.7 million at June 30, 2008. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral of at least 100% of outstanding advances. Effective July 17, 2008, our borrowing capacity from the FHLB increased from 25% to 30% of the Bank’s total assets.

At June 30, 2008 and December 31, 2007, real estate secured loans with a carrying amount of approximately $1.1 billion and $1.0 billion, respectively, were pledged as collateral for borrowings from the FHLB. At June 30, 2008 and December 31, 2007, in addition to our FHLB stock, securities with carrying values of $0 and $17.1 million, respectively, were pledged as collateral for borrowings from the FHLB.

At June 30, 2008 and December 31, 2007, FHLB borrowings were $350 million and $297 million, respectively, had a weighted average interest rate of 3.76% and 4.16%, respectively, and had various maturities through September 2016. At June 30, 2008, $189 million of the advances were putable advances with various putable dates and strike prices. During the first six months of 2008, the Bank obtained $246 million of additional FHLB advances, and repaid $193 million during the same period. The new advances have a weighted average cost of 2.91% with average remaining maturities of 3.1 years. The cost of FHLB borrowings as of June 30, 2008 ranged between 2.42% and 4.63%. At June 30, 2008, the Company had a remaining borrowing capacity of $211.7 million.

On July 1, 2008, the Company was advised by the FHLB-SF that its request for an unsecured line of credit, with overnight terms, had been approved. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At June 30, 2008, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$10,000	$194,000
Due after one year through five years	225,000	156,000
Due after five years through ten years	115,000	—

	$350,000	$350,000

9. Subordinated Debentures

At June 30, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, September 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at June 30, 2008:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 06/30/08	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	5.93%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	5.56%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	5.76%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	4.43%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

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

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, for the next two years. These interest rate swap agreements are considered, “free-standing,” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instrument are recognized currently in earnings.

Interest rate swap information at June 30, 2008 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$21
10,000	6 Mo. LIBOR	3.57%	01/14/2010	21
10,000	6 Mo. LIBOR	3.57%	01/14/2010	21
10,000	6 Mo. LIBOR	3.57%	01/14/2010	21
10,000	6 Mo. LIBOR	3.57%	01/14/2010	21

$50,000				$105

As of June 30, 2008, the fair value of the outstanding interest rate swaps was $105 thousand compared to a loss of $718 thousand at March 31, 2008. During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247,000, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swap. $42,000, net of tax of $28,000, was recognized into income during the six months ended June 30, 2008.

11. Business Segments

Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operations, trade finance services (“TFS”), and small business administration (“SBA”) lending services. Information related to our remaining centralized functions and eliminations of inter-segment amounts has been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing. The SBA segment primarily provides our customers with access to the U.S. SBA guaranteed lending program through our loan production offices located in major metropolitan cities across the country. The SBA segment also makes commercial real estate and commercial business loans, which are not under the SBA guarantee program.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2008 and 2007.

Three Months Ended June 30,

(Dollars in thousands)

	Business Segment
2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,652	$1,139	$3,365	$24,156
Less provision for loan losses *	414	2,515	6,723	9,652
Non-interest income	1,674	536	1,115	3,325

Net revenue	20,912	(840)	(2,243)	17,829
Non-interest expense	11,680	846	2,314	14,840

Income (loss) before income taxes	$9,232	$(1,686)	$(4,557)	$2,989

Goodwill	$2,697	$—	$—	$2,697

Total assets	$2,025,083	$192,631	$355,870	$2,573,584

2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$18,707	$1,529	$3,974	$24,210
Less provision for loan losses	860	160	330	1,350
Non-interest income	2,350	728	3,033	6,111

Net revenue	20,197	2,097	6,677	28,971
Non-interest expense	11,164	1,083	1,816	14,063

Income before income taxes	$9,033	$1,014	$4,861	$14,908

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,683,676	$188,013	$344,284	$2,215,973

*	The increases in the provision for loan losses for the SBA segment and TFS segment during the three months ended June 30, 2008 are due to the increases in delinquency in the commercial real estate loan portfolios originated in those segments.

Six Months Ended June 30,

(Dollars in thousands)

	Business Segment
2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$39,154	$2,421	$7,191	$48,766
Less provision for loan losses *	1,512	2,550	10,583	14,645
Non-interest income	4,455	1,010	2,459	7,924

Net revenue	42,097	881	(933)	42,045
Non-interest expense **	23,248	1,690	4,333	29,271

Income (loss) before income taxes	$18,849	$(809)	$(5,266)	$12,774

Goodwill	$2,697	$—	$—	$2,697

Total assets	$2,025,083	$192,631	$355,870	$2,573,584

2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$36,708	$2,875	$7,362	$46,945
Less provision for loan losses	1,500	250	580	2,330
Non-interest income	4,509	1,425	4,781	10,715

Net revenue	39,717	4,050	11,563	55,330
Non-interest expense	23,254	1,782	2,973	28,009

Income before income taxes	$16,463	$2,268	$8,590	$27,321

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,683,676	$188,013	$344,284	$2,215,973

*	The increases in the provision for loan losses for the SBA segment and TFS segment during the three months ended June 30, 2008 are due to the increases in delinquency in the commercial real estate loan portfolios originated in those segments.
**	The increase in non-interest expense for the SBA segment during the six months ended June 30, 2008 is primarily due to the decrease in the FAS 91 cost, which is deducted from salary expense, and to the valuation adjustment of a loan held for sale.

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at June 30, 2008 and 2007 included SBA loans (principally, the unguaranteed portion) of $106.6 million and $109.0 million; commercial real estate loans of $219.0 million and $192.4 million; and commercial business loans of $16.7 million and $21.3 million, respectively.

12. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California as well as various other state income taxes. The Company is no longer subject to examination by federal taxing authorities for years before 2004 and by state taxing authorities for years before 2002. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of adopting FIN 48 on January 1, 2007, that impacted the beginning retained earnings in 2007. The total amount of unrecognized tax benefits was $228 thousand at June 30, 2008 and $262 thousand at December 31, 2007 and is primarily for uncertainties related to income taxes for California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $228 thousand and $262 thousand at June 30 2008 and December 31, 2007, respectively. The amount of unrecognized tax benefits decreased this quarter due to a decrease in the exposure for disallowance of California enterprise zone loan interest deductions by the California Franchise Tax Board. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next six months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $37 thousand and $25 thousand for the payment of interest and penalties accrued at June 30, 2008 and December 31, 2007.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$291,343	$—	$291,343	$—
Impaired loans-collateral dependent	18,938	—	18,938	—
Derivatives - Interest rate swaps	105	—	105	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $31.0 million, with a valuation allowance of $12.1 million as of June 30, 2008 and a carrying amount of $21.3 million, with a valuation allowance of $7.5 million as of March 31, 2008, resulting in an additional provision for loan losses of $4.6 million and $9.0 million for the three and six months ended June 30, 2008.

Fair value adjustments for interest rate swaps resulted in net income of $481 thousand and $175 thousand for the three and six months ended June 30, 2008.

14. Subsequent Event

On July 1, 2008, the Company received notification from the FHLB-SF that its request for an unsecured line of credit, with overnight terms, had been approved. The maximum borrowing cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF. Based on Tier 1 capital of $257 million at June 30, 2008 the line availability was $46.3 million on a proforma basis.

In addition, on July 28, 2008, the Bank received notification from the FRB of SF that an application for a secured line of credit has been approved. Based on eligible collateral, our borrowing capacity would be approximately $300 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the six months ended June 30, 2008.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$41,787	$43,076	$86,147	$83,868
Interest expense	17,631	18,866	37,381	36,923

Net interest income	24,156	24,210	48,766	46,945
Provision for loan losses	9,652	1,350	14,645	2,330

Net interest income after provision for loan losses	14,504	22,860	34,121	44,615
Non-interest income	3,325	6,111	7,924	10,715
Non-interest expense	14,840	14,063	29,271	28,009

Income before income tax provision	2,989	14,908	12,774	27,321
Income tax provision	1,136	6,138	5,148	11,243

Net income	$1,853	$8,770	$7,626	$16,078

Per Share Data:
Earnings per share - basic	$0.07	$0.34	$0.29	$0.61
Earnings per share - diluted	$0.07	$0.33	$0.29	$0.61
Book value (period end)	$8.69	$7.73	$8.69	$7.73
Common shares outstanding	26,197,672	26,181,672	26,197,672	26,181,672
Weighted average shares - basic	26,195,035	26,165,254	26,194,353	26,144,445
Weighted average shares - diluted	26,450,222	26,502,862	26,424,045	26,522,521
Statement of Financial Condition Data - at Period End:
Assets	$2,573,584	$2,215,973	$2,573,584	$2,215,973
Securities available for sale	291,343	194,925	291,343	194,925
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	2,120,706	1,878,970	2,120,706	1,878,970
Deposits	1,928,580	1,798,460	1,928,580	1,798,460
Federal Home Loan Bank borrowings	350,000	120,000	350,000	120,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	227,679	202,327	227,679	202,327

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,545,239	$2,156,121	$2,512,140	$2,111,496
Securities available for sale and held to maturity	283,782	177,023	288,033	175,488
Gross loans, including loans held for sale	2,096,825	1,823,323	2,076,180	1,789,728
Deposits	1,874,979	1,770,157	1,823,025	1,743,293
Stockholders’ equity	232,865	200,162	230,232	195,908
Selected Performance Ratios:
Return on average assets (1)	0.29%	1.63%	0.61%	1.52%
Return on average stockholders’ equity (1)	3.18%	17.53%	6.62%	16.41%
Non-interest expense to average assets (1)	2.33%	2.61%	2.33%	2.65%
Efficiency ratio (2)	54.00%	46.38%	51.63%	48.58%
Net interest margin (3)	3.97%	4.72%	4.06%	4.67%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.35%	11.10%	10.35%	11.10%
Tier 1 risk-based capital ratio	11.53%	11.87%	11.53%	11.87%
Total risk-based capital ratio	12.76%	12.83%	12.76%	12.83%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.32%	1.02%	1.32%	1.02%
Allowance for loan losses to non-performing loans	111.00%	331.79%	111.00%	331.79%
Total non-performing assets to total assets (6)	1.03%	0.27%	1.03%	0.27%

(1)	Calculations are based on annualized net income.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.

Results of Operations

Overview

During the first half of 2008, we experienced growth in our total assets supported by growth in deposits and borrowings. Our total assets grew by 6.2%, or $150.2 million, for the six months ended June 30, 2008 from $2.4 billion at December 31, 2007 to $2.6 billion at June 30, 2008. The increase in total assets for the period was primarily due to growth in our loans and security investments. Loan growth during the first half 2008 continued to be primarily from real estate loans, and deposit growth was primarily from wholesale time deposits.

Net income

Our net income for the three months ended June 30, 2008 was $1.9 million, or $0.07 per diluted share, compared to $8.8 million, or $0.33 per diluted share, for the same period of 2007, representing a decrease of $6.9 million, or 78.9%. The decrease is primarily due to an increase in the provision for loan losses, recognition of an other-than-temporary impairment (“OTTI”) charge on a non-agency asset backed security, and a decrease in gains on sales of SBA loans.

The net income for the six months ended June 30, 2008 was $7.6 million, or $0.29 per diluted share, compared to $16.1 million, or $0.61 per diluted share, for the same period of 2007, representing a decrease of $8.5 million, or 52.6%. The decrease also resulted primarily from an increase in the provision for loan losses, the OTTI charge mentioned above and a decrease in gains on sales of SBA loans, partially offset by an increase in net interest income and gains on sales of available-for-sale securities.

The annualized return on average assets was 0.29% for the second quarter of 2008, compared to 1.63% for the same period of 2007. The annualized return on average equity was 3.18% for the second quarter of 2008, compared to 17.53% for the same period of 2007. The efficiency ratio was 54.00% for the second quarter of 2008, compared to 46.38% for the same period of 2007.

The annualized return on average assets was 0.61% for the first half of 2008, compared to 1.52% for the same period of 2007. The annualized return on average equity was 6.62% for the first half of 2008, compared to 16.41% for the same period of 2007. The efficiency ratio was 51.63% for the first half of 2008, compared to 48.58% for the same period of 2007.

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

Net interest income before provision for loan losses was $24.2 million for the quarter ended June 30, 2008, and remained flat compared to the second quarter of 2007.

Net interest income before provision for loan losses was $48.8 million for the six months ended June 30, 2008, an increase of $1.8 million, or 3.9%, compared to $46.9 million for the same period of 2007. The increase was primarily due to an increase in average interest earning assets, which increased $392.5 million, or 19.5%, over the prior year to $2.40 billion at June 30, 2008 from $2.01 billion at June 30, 2007.

Interest income for the second quarter of 2008 was $41.8 million, which represented a decrease of $1.3 million, or 3.0%, over interest income of $43.1 million for the same quarter of 2007. The decrease was the result of a $8.2 million decrease in interest income due to a decrease in the average yield earned on average interest-earning assets (rate change), partially offset by a $6.9 million increase in interest income due to an increase in the volume of those average interest-earning assets (volume change).

Interest income for the first half of 2008 was $86.1 million, which represented an increase of $2.3 million, or 2.7%, over interest income of $83.9 million for the same period of 2007. The increase was the result of a $14.5 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change), partially offset by a $12.2 million decrease in the interest income due to a decrease in the average yield earned on those average interest-earning assets (rate change).

Interest expense for the second quarter of 2008 was $17.6 million, a decrease of $1.2 million, or 6.5%, compared to interest expense of $18.9 million for the same quarter of 2007. The decrease was primarily the result of a $5.5 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), partially offset by $4.2 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Interest expense for the first half of 2008 was $37.4 million, an increase of $458 thousand, or 1.2%, compared to interest expense of $36.9 million for the same period of 2007. The increase was primarily the result of a $8.1 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change), partially offset by a $7.7 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change).

Net Interest Margin

Second quarter 2008 net interest income before provision for loan losses was $24.2 million, the same as the second quarter 2007. The increase in net interest income resulting from interest-earning asset growth was offset by a decline in the net interest margin. Second quarter 2008 net interest margin (annualized net interest income divided by average interest-earning assets) decreased 75 basis points to 3.97% from 4.72% in the second quarter of 2007.

The weighted average yield on the loan portfolio for second quarter 2008 decreased 165 basis points to 7.19% from 8.84% for the same quarter last year. The decrease was the result of the prime rate-based portion of the loan portfolio repricing downward as market interest rates declined substantially beginning in third quarter 2007, and continued to decline during first half 2008, as a result of reductions in interest rates by the Federal Reserve. This was partially mitigated by the percentage of fixed rate loans in the portfolio increasing from 46% at June 30, 2007 to 51% at June 30, 2008. The weighted average yield on the variable rate and fixed rate portfolios (excluding loan discount accretion) at June 30, 2008 was 6.02% and 7.67%, respectively, compared to 9.22% and 7.73% at June 30, 2007.

The weighted average cost of deposits for second quarter 2008 decreased 92 basis points to 2.90% from 3.82% for the same quarter last year. The cost of time deposits decreased 157 basis points to 3.68% from 5.25%, accounting for a substantial portion of the decrease. The decrease in average non-interest bearing deposits to $337 million from $387 million adversely affected the cost of deposits.

The weighted average cost of FHLB advances for second quarter 2008 decreased 57 basis points to 3.74% from 4.31% for second quarter 2007, reflecting the decline in market interest rates.

Following are selected weighted average data at June 30, 2008 and June 30, 2007:

	June 30, 2008	June 30, 2007
Weighted average loan portfolio yield (excluding discounts)	6.87%	8.54%
Weighted average cost of time deposits	3.45%	5.29%
Weighted average cost of deposits	2.75%	3.83%
Weighted average cost of total interest-bearing deposits	3.36%	4.94%
Weighted average cost of FHLB advances	3.76%	4.34%

Prepayment penalty income for second quarter 2008 and second quarter 2007 was $580 thousand and $524 thousand, respectively. Non-accrual interest income reversed was $292 thousand and $104 thousand for the three months ended June 30, 2008 and 2007, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for second quarter 2008 and 2007 was 3.92% and 4.64%, respectively.

First half 2008 net interest income before provision for loan losses was $48.8 million, an increase of 3.9%, from $46.9 million for the same period of 2007. The increase in net interest income was attributable to interest-earning asset growth, partially offset by a decline in net interest margin. First half 2008 net interest margin (annualized net interest income divided by average interest-earning assets) decreased 61 basis points to 4.06% from 4.67% in the first half of 2007.

The weighted average yield on the loan portfolio for first half 2008 decreased 126 basis points to 7.52% from 8.78% for the same period last year. The decrease is due to the same reason mentioned previously in the quarterly comparison.

The weighted average cost of deposits for first half 2008 decreased 65 basis points to 3.16% from 3.81% for the same period last year. The cost of time deposits decreased 113 basis points to 4.11% from 5.24%, accounting for a substantial portion of the decrease. The decrease in average non-interest bearing deposits to $338 million from $378 million adversely affected the cost of deposits.

The weighted average cost of FHLB advances for first half 2008 decreased 51 basis points to 3.75% from 4.26% for first half 2007, reflecting the decline in market interest rates.

Prepayment penalty income for the six months ended June 30, 2008 and 2007 was $801 thousand and $666 thousand, respectively. Non-accrual interest income reversed was $133 thousand and $452 thousand for the six months ended June 30, 2008 and 2007, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the six months ended June 30, 2008 and 2007 was 4.00% and 4.65%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,096,825	$37,699	7.19%	$1,823,323	$40,289	8.84%
Securities available for sale (3)	283,782	3,571	5.03%	177,023	2,105	4.76%
FRB and FHLB stock and other investments	25,311	371	5.86%	10,547	132	5.01%
Federal funds sold	27,552	146	2.12%	42,194	550	5.21%

Total interest earning assets	$2,433,470	$41,787	6.87%	$2,053,087	$43,076	8.39%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$263,094	$1,819	2.77%	$232,619	$2,362	4.06%
Savings	143,161	1,340	3.74%	145,191	1,337	3.68%
Time deposits:
$100,000 or more	979,718	9,008	3.68%	821,043	10,941	5.33%
Other	151,777	1,411	3.72%	184,161	2,263	4.92%

Total time deposits	1,131,495	10,419	3.68%	1,005,204	13,204	5.25%

Total interest bearing deposits	1,537,750	13,578	3.53%	1,383,014	16,903	4.89%

FHLB advances	365,379	3,413	3.74%	106,363	1,146	4.31%
Other borrowings	38,214	640	6.70%	37,531	817	8.71%

Total interest bearing liabilities	1,941,343	$17,631	3.63%	1,526,908	$18,866	4.94%

Non-interest bearing demand deposits	337,229			387,143

Total funding liabilities / cost of funds	$2,278,572		3.10%	$1,914,051		3.94%

Net interest income/net interest spread		$24,156	3.24%		$24,210	3.45%

Net interest margin			3.97%			4.72%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			4.02%			4.74%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			3.92%			4.64%
Cost of deposits:
Non-interest demand deposits	$337,229	$—		$387,143	$—
Interest bearing deposits	1,537,750	13,578	3.53%	1,383,014	16,903	4.89%

Total deposits	$1,874,979	$13,578	2.90%	$1,770,157	$16,903	3.82%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $292 thousand and $104 for the three months ended June 30, 2008 and 2007, respectively.
(5)	Loan prepayment fee income excluded was $580 thousand and $524 thousand for the three months ended June 30, 2008 and 2007, respectively.

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,076,180	$78,063	7.52%	$1,789,728	$78,533	8.78%
Securities available for sale (3)	288,033	7,239	5.03%	175,488	4,158	4.74%
FRB and FHLB stock and other investments	24,126	686	5.69%	10,181	268	5.26%
Federal funds sold	14,529	159	2.19%	34,955	909	5.20%

Total interest earning assets	$2,402,868	$86,147	7.17%	$2,010,352	$83,868	8.34%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$254,607	$3,730	2.93%	$216,741	$4,291	3.96%
Savings	139,878	2,648	3.79%	142,070	2,541	3.58%
Time deposits:
$100,000 or more	935,995	19,217	4.11%	810,493	21,501	5.31%
Other	154,909	3,190	4.12%	196,343	4,869	4.96%

Total time deposits	1,090,904	22,407	4.11%	1,006,836	26,370	5.24%

Total interest bearing deposits	1,485,389	28,785	3.88%	1,365,647	33,202	4.86%

FHLB advances	383,264	7,195	3.75%	96,194	2,050	4.26%
Other borrowings	37,917	1,401	7.39%	37,554	1,671	8.90%

Total interest bearing liabilities	1,906,570	$37,381	3.92%	1,499,395	$36,923	4.93%

Non-interest bearing demand deposits	337,636			377,646

Total funding liabilities / cost of funds	$2,244,206		3.33%	$1,877,041		3.93%

Net interest income/net interest spread		$48,766	3.25%		$46,945	3.42%

Net interest margin			4.06%			4.67%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			4.07%			4.72%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)	4.00%			4.65%

Cost of deposits:
Non-interest demand deposits	$337,636	$—		$377,646	$—
Interest bearing deposits	1,485,389	28,785	3.88%	1,365,647	33,202	4.86%

Total deposits	$1,823,025	$28,785	3.16%	$1,743,293	$33,202	3.81%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $133 thousand and $452 thousand for the six months ended June 30, 2008 and 2007, respectively.
(5)	Loan prepayment fee income excluded was $801 thousand and $666 thousand for the six months ended June 30, 2008 and 2007, respectively.

The following table illustrates the changes in our interest income, interest expenses, and amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the changes due to volume and the changes due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three months ended June 30, 2008 over June 30, 2007
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(2,590)	$(8,131)	$5,541
Interest on securities	1,466	129	1,337
Interest on other investments	239	26	213
Interest on federal funds sold	(404)	(255)	(149)

Total interest income	$(1,289)	$(8,231)	$6,942

INTEREST EXPENSE :
Interest on demand deposits	$(543)	$(824)	$281
Interest on savings	3	22	(19)
Interest on time deposits	(2,785)	(4,297)	1,512
Interest on FHLB borrowings	2,267	(172)	2,439
Interest on subordinated debentures	(177)	(192)	15

Total interest expense	$(1,235)	$(5,463)	$4,228

Net Interest Income	$(54)	$(2,768)	$2,714

	Six months ended June 30, 2008 over June 30, 2007
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(470)	$(12,090)	$11,620
Interest on securities	3,081	266	2,815
Interest on other investments	418	23	395
Interest on federal funds sold	(750)	(373)	(377)

Total interest income	$2,279	$(12,174)	$14,453

INTEREST EXPENSE :
Interest on demand deposits	$(561)	$(1,232)	$671
Interest on savings	107	147	(40)
Interest on time deposits	(3,963)	(6,032)	2,069
Interest on FHLB borrowings	5,145	(272)	5,417
Interest on subordinated debentures	(270)	(286)	16

Total interest expense	$458	$(7,675)	$8,133

Net Interest Income	$1,821	$(4,499)	$6,320

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates. If the allowance for loan losses is inadequate, it could have a material adverse effect on our financial condition. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from our TFS letter of credit operations, and net gains on SBA mortgage banking activities and net gains on sales of securities available for sale.

Non-interest income for the second quarter of 2008 was $3.3 million compared to $6.1 million for the same quarter of 2007, a decrease of $2.8 million. This was due to a decrease in net gains on SBA mortgage banking activities and commercial real estate loans and an OTTI charge of $1.7 million on a non-agency asset backed security with a book value of $1.7 million. The impairment charge was due to a down grade of the security by one of the rating agencies. The security has been written down in full. The Bank has no other non-agency asset-backed securities in the investment portfolio. The decrease was partially offset by an increase in net gains on sales of securities available for sale. During the second quarter of 2008, we recognized $393 thousand in net gains on sales of $52.1 million of available-for-sale fixed rate agency securities, which were part of the Company’s interest rate risk management strategy, and the exercise of calls by issuers on $2.0 million of callable agency securities. No securities were sold during second quarter 2007. International service fees decreased 26.0% to $517 thousand for the second quarter 2008 from $699 thousand for the same quarter of 2007 due to the decrease in trade financing activities.

The net gains on SBA mortgage banking activities decreased $1.2 million, or 69.5%, to $530 thousand for the second quarter of 2008, compared to $1.7 million for the same quarter of 2007. During second quarter 2008, we originated $12.9 million of SBA loans compared to $57.3 million during the same quarter of 2007, a substantial portion of which loans were either sold or held for sale. During second quarter 2008, we sold $12.0 million of SBA loans, compared to $33.4 million during the same quarter of 2007. The decrease in the net gains on SBA mortgage banking activities was primarily due to a decrease in SBA loans sold and a reduction in the average sale premium. The average premium decreased to 5.34% for the second quarter of 2008, compared to 7.62% for the same quarter of 2007. The net realized gains on sales of SBA loans for the second quarter of 2008 was 4.4% of the gross loans sold, compared to 5.2% during the same quarter of 2007.

The net gains on sales of other loans also decreased $658 thousand, or 87.3%, to $96 thousand for the second quarter of 2008, compared to $754 thousand for the same period of 2007, primarily due to decrease in the amount of loans sold and the premium received. During second quarter of 2008, we sold $8.8 million of other loans, compared to $18.7 million during the same quarter of 2007. The average premium decreased to 1.09% for the second quarter of 2008 from 4.03% for the same period 2007. Other income and fees increased $467 thousand, or 109.4%, to $894 thousand for the second quarter of 2008, compared to $427 thousand for the same period of 2007. The increase was primarily due to an increase in the net valuation of interest rate swaps of $824 thousand during second quarter 2008 offset by the reversal of a gain of $247 thousand on termination of the swap that was recognized during the first quarter of 2008.

Non-interest income for the first half of 2008 was $7.9 million compared to $10.7 million for the same period of 2007, a decrease of $2.8 million. This was primarily due to a decrease in net gains on SBA mortgage banking activities and commercial real estate loans and an OTTI charge of $1.7 million on a non-agency asset backed security mentioned above. The decrease was partially offset by an increase in net gains on sales of securities available for sale. During the first half of 2008, we recognized $860 thousand in net gains on sales of $75.3 million of available-for-sale fixed rate MBS, which was part of the Company’s interest rate risk management strategy, and the exercise of calls by issuers on $20.1 million of callable agency securities. No securities were sold during the first half of 2007. International service fees decreased 29.7% to $962 thousand for the first half of 2008 from $1.4 million for the same quarter of 2007 due to the decrease in trade financing activities.

The net gains on SBA mortgage banking activities decreased $1.7 million, or 57.9%, to $1.2 million for the first half of 2008, compared to $3.0 million for the same quarter of 2007. During the first half of 2008, we originated $34.3 million of SBA loans compared to $85.4 million during the same period of 2007. During the first half of 2008, we sold $36.4 million of SBA loans, compared to $58.4 million during the same period of 2007. The decrease in the net gains on SBA mortgage banking activities was primarily due to a decrease in SBA loans sold and a reduction in the average sale premium. The average premium decreased to 4.98% for the first half of 2008, compared to 7.59% for the same period of 2007. The net realized gains on SBA mortgage banking activities for the first half of 2008 was 3.42% of the gross loans sold, compared to 5.06% during the same period of 2007.

The net gains on sales of other loans also decreased $573 thousand, or 76.0%, to $181 thousand for the first half of 2008, compared to $754 thousand for the same period of 2007, primarily due to decrease in the amount of loans sold and premium received. During first half of 2008, we sold $11.7 million of other loans, compared to $18.7 million during the same quarter of 2007. The average premium decreased to 1.55% for the first half of 2008 from 4.03% for the same period of 2007. Other income and fees increased $389 thousand, or 57.3%, to $1.1 million for the first half of 2008, compared to $679 thousand for the same period of 2007. The increase was due to an increase in the net valuation gain of interest rate swaps of $105 thousand during the first half of 2008, compared to loss of $121 thousand during the same period of 2007.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2008	June 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,723	$1,685	$38	2.3%
International service fees	517	699	(182)	-26.0%
Loan servicing fees, net	514	461	53	11.5%
Wire transfer fees	371	348	23	6.6%
Other income and fees	894	427	467	109.4%
Net gains on sales of securities available for sale	393	—	393	100.0%
Net gains on SBA mortgage banking activities	530	1,737	(1,207)	-69.5%
Net gains on sales of other loans	96	754	(658)	-87.3%
Other than temporary impairment on securities	(1,713)	—	(1,713)	-100.0%

Total non-interest income	$3,325	$6,111	$(2,786)	-45.6%

	Six Months Ended		Increase (Decrease)
	June 30, 2008	June 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,544	$3,305	$239	7.2%
International service fees	962	1,369	(407)	-29.7%
Loan servicing fees, net	1,042	965	77	8.0%
Wire transfer fees	735	686	49	7.1%
Other income and fees	1,068	679	389	57.3%
Net gains on sales of securities available for sale	860	—	860	100.0%
Net gains on SBA mortgage banking activities	1,245	2,957	(1,712)	-57.9%
Net gains on sales of other loans	181	754	(573)	-76.0%
Other than temporary impairment on securities	(1,713)	—	(1,713)	-100.0%

Total non-interest income	$7,924	$10,715	$(2,791)	-26.0%

Non-interest Expense

Non-interest expense for second quarter 2008 was $14.8 million compared to $14.1 million for the same quarter of 2007, an increase of $777 thousand, or 5.5%. Salaries and employee benefits increased 10.9% to $7.5 million during the second quarter of 2008, compared to $6.7 million for the same quarter last year. The increase is due to annual salary increases and an increase in the number of employees, partially offset by a decrease in bonus expense.

Advertising and marketing expense increased 34.9% to $653 thousand for the second quarter 2008 from $484 thousand for the same quarter of 2007. The increase is primarily due to several deposit promotions launched during the second quarter of 2008. Professional fees decreased $448 thousand, or 42.7%, to $601 thousand for the second quarter of 2008, compared to $1.0 million for the same quarter of 2007. This was primarily due to higher professional fees incurred during the second quarter of 2007 related to an arbitration matter, which was settled in third quarter 2007. Other non-interest expense increased 11.0%, or $235 thousand, for the second quarter of 2008 primarily due to a $334 thousand write-down to fair value of a loan that had been held for sale.

Non-interest expense for the first half of 2008 was $29.3 million compared to $28.0 million for the same period of 2007, an increase of $1.3 million, or 4.5%. Salaries and employee benefits increased 12.3% to $15.1 million during the first half of 2008, compared to $13.4 million for the same period of 2007. The increase is due to annual salary increases, an increase in number of employees and an increase of $225 thousand in stock based compensation expense. Professional fees decreased $762 thousand, or 40.2%, to $1.1 million for the first half of 2008, compared to $1.9 million for the same period of 2007 for the same reasons noted in the quarter to date discussion. Included in the $4.4 million of other non-interest expense was the $334 thousand write-down of the loan held for sale mentioned above.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2008	June 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,456	$6,723	$733	10.9%
Occupancy	2,147	2,109	38	1.8%
Furniture and equipment	707	684	23	3.4%
Advertising and marketing	653	484	169	34.9%
Data processing and communications	897	870	27	3.1%
Professional fees	601	1,049	(448)	-42.7%
Other	2,379	2,144	235	11.0%

Total non-interest expense	$14,840	$14,063	$777	5.5%

	Six Months Ended		Increase (Decrease)
	June 30, 2008	June 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$15,092	$13,437	$1,655	12.3%
Occupancy	4,310	4,184	126	3.0%
Furniture and equipment	1,416	1,309	107	8.2%
Advertising and marketing	1,203	1,146	57	5.0%
Data processing and communications	1,727	1,824	(97)	-5.3%
Professional fees	1,133	1,895	(762)	-40.2%
Other	4,390	4,214	176	4.2%

Total non-interest expense	$29,271	$28,009	$1,262	4.5%

Provision for Income Taxes

Income taxes were $1.1 million and $6.1 million for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate for the quarters ended June 30, 2008 and 2007 was 38.0% and 41.2%, respectively. Income taxes were $5.1 million and $11.2 million for the six months ended June 30, 2008 and 2007, respectively. The lower effective tax rate for the second quarter of 2008 was primarily due to increases in certain tax credits. The effective tax rate for the six months ended June 30, 2008 and 2007 was 40.3% and 41.2%, respectively.

Financial Condition

At June 30, 2008, our total assets were $2.6 billion, an increase of $150.2 million, or 6.2%, from $2.4 billion at December 31, 2007. The growth was primarily due to increases in the loan portfolio, funded by growth in deposits and borrowings from the Federal Home Loan Bank.

Loan Portfolio

As of June 30, 2008, gross loans, excluding loans held for sale (net of deferred loan fees and costs) increased by $112.0 million, or 5.6%, to $2.1 billion from $2.0 billion at December 31, 2007. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at June 30, 2008 increased by $10.4 million, or 1.7%, to $616.0 million from $605.6 million at December 31, 2007. Real estate loans, which include SBA-real estate loans, increased by $104.4 million, or 7.6%, to $1.47 billion at June 30, 2008 from $1.37 billion at December 31, 2007.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(In thousands)
Loan Portfolio Composition:
Commercial loans	$615,977	29%	$605,553	30%
Real estate loans	1,474,204	69%	1,369,826	68%
Consumer and other loans	32,140	2%	34,809	2%

Gross loans outstanding	2,122,321	100%	2,010,188	100%
Unamortized deferred loan fees, net of costs	(1,615)		(1,459)
Allowance for loan losses	(27,899)		(20,035)

Loans receivable, net	$2,092,807		$1,988,694

SBA loans, consisting principally of the unguaranteed portion, are included in commercial loans and real estate loans. SBA loans included in commercial loans were $48.2 million at June 30, 2008 and $52.4 million at December 31, 2007 and SBA loans included in real estate loans were $58.4 million at June 30, 2008 and $58.8 million at December 31, 2007.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Loan commitments	$173,069	$224,837
Standby letters of credit	10,551	15,231
Other commercial letters of credit	29,284	18,552

	$212,904	$258,620

Non-performing Assets

At June 30, 2008, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $26.6 million, an increase of $9.2 million, or 53.5%, from $17.4 million at December 31, 2007. Nonperforming assets to total assets was 1.03% and 0.72% at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, nonperforming loans were $25.2 million, an increase of $8.6 million, from $16.6 million at December 31, 2007. The net increase in non-performing assets was primarily the result of the continued slowdown in the economy.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$25,222	$16,592
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	25,222	16,592
Other real estate owned	—	—
Restructured loans	1,414	765

Total Nonperforming Assets	$26,636	$17,357

Nonperforming loans to total gross loans, excluding loans held for sale	1.19%	0.83%
Nonperforming assets to total assets	1.03%	0.72%

Allowance for Loan Losses

The allowance for loan losses was $27.9 million at June 30, 2008, compared to $20.0 million at December 31, 2007 and $19.1 million at June 30, 2007. We recorded a provision for loan losses of $14.6 million during the six months ended June 30, 2008 compared to $2.3 million for the same period of 2007. The allowance for loan losses was 1.32% of gross loans, excluding loans held for sale, at June 30, 2008, 1.00% at December 31, 2007 and 1.02% at June 30, 2007. Impaired loans totaled $35.9 million, $18.3 million and $6.0 million, respectively as of June 30, 2008, December 31, 2007 and June 30, 2007 with specific loss allocations of $12.1 million, $3.1 million and $1.1 million, respectively. Total watch list loans, at June 30, 2008, consisted of special mention and classified loans totaling $58.1 million, compared to $30.8 million at December 31, 2007.

We believe the allowance for loan losses as of June 30, 2008 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses, see footnote 7, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

The following table provides a breakdown of the allowance for loan losses by category of loans at June 30, 2008 and December 31, 2007:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	June 31, 2008		December 31, 2007
Loan Type	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$14,671	69%	$12,283	68%
Commercial	12,703	29%	7,012	30%
Consumer	411	2%	643	2%
Unallocated	114	N/A	97	N/A

Total allowance	$27,899	100%	$20,035	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,076,180	$1,789,728

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$2,120,706	$1,878,970

ALLOWANCE:
Balance-beginning of period	$20,035	$19,112
Less: Loan charge-offs:
Commercial	3,981	2,390
Real estate	2,636	—
Consumer	268	537

	6,885	2,927

Plus: Loan recoveries
Commercial	67	480
Real estate	37	—
Consumer	—	106

	104	586

Net loan charge-offs	6,781	2,341
Provision for loan losses	14,645	2,330

Balance-end of period	$27,899	$19,101

Net loan charge-offs to average gross loans *	0.65%	0.26%
Allowance for loan losses to total loans at end of period	1.32%	1.02%
Net loan charge-offs to beginning allowance *	67.69%	24.50%
Net loan charge-offs to provision for loan losses	46.30%	100.47%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $1,615,000 and $1,991,000 at June 30, 2008 and 2007, respectively.

Net loan charge-offs during second quarter 2008 were $4.9 million, or 0.93% of average loans on a annualized basis, compared to $1.0 million, or 0.22% of average loans on an annualized basis during second quarter 2007. Second quarter 2008 charge-offs include a partial charge-off of $2.1 million for a construction loan participation, which was fully reserved for at March 31, 2008. Excluding this loan, the second quarter 2008 charge-offs primarily consisted of loans to retail businesses averaging approximately $100 thousand per loan. In addition to the construction loan participation, the majority of the remaining loan charge-offs recorded in the second quarter of 2008 were reserved for at March 31, 2008.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No. 115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any held to maturity or trading securities at June 30, 2008 or December 31, 2007. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency bonds, asset-backed securities, collateralized mortgage obligations, mortgage backed securities, corporate notes and mutual funds.

As of June 30, 2008, we had $291.3 million in available-for-sale securities, compared $258.8 million at December 31, 2007. The total net unrealized loss on the available-for sale securities at June 30, 2008 was $3.7 million compared to net unrealized loss of $673 thousand at December 31, 2007. During the first six months of 2008, a total of $164.5 million in securities available-for-sale were purchased and $75.3 million in available-for-sale agency securities were sold. From these sales, we recognized gross gains of $865.3 thousand and a gross loss of $10 thousand. We also recognized $4 thousand in gains from called securities, options on which were exercised by issuers of $20.1 million of callable agency securities. The sales of securities were part of our on-going interest rate risk management strategy.

Securities with a carrying value of $6.1 million were pledged to secure public deposits and for other purposes as required or permitted by law as of June 30, 2008. Securities with a carrying value of $229.4 million were pledged for California State Treasurer deposits, as of June 30, 2008.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$15,990	$4	$(283)	$15,711
Collateralized mortgage obligations	126,305	1,334	(1,207)	126,432
Mortgage-backed securities	142,851	135	(2,986)	140,000
U.S. Corporate notes	4,436	—	(576)	3,860

Total debt securities	289,582	1,473	(5,052)	286,003
Mutual funds	5,462	—	(122)	5,340

	$295,044	$1,473	$(5,174)	$291,343

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
U.S. Government agency	$37,120	$5	$(27)	$37,098
Collateralized mortgage obligations	108,576	341	(991)	107,926
Mortgage-backed securities	102,044	959	(403)	102,600
Asset-backed securities	1,815	—	—	1,815
U.S. Corporate notes	4,429	—	(517)	3,912

Total debt securities	253,984	1,305	(1,938)	253,351
Mutual funds	5,462	—	(40)	5,422

	$259,446	$1,305	$(1,978)	$258,773

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	Unrealized Loss for Less than 12 months		Unrealized Loss for 12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
U.S. Government agency	$12,707	$(283)	$—	$—	$12,707	$(283)
Collaterized mortgage obligations	68,329	(658)	14,947	(549)	83,276	(1,207)
Mortgage-backed securities	126,626	(2,712)	5,496	(274)	132,122	(2,986)
U.S. Corporate notes	3,860	(576)	—	—	3,860	(576)
Mutual funds	5,340	(122)	—	—	5,340	(122)

	$216,862	$(4,351)	$20,443	$(823)	$237,305	$(5,174)

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

During the second quarter 2008, we received a downgrade notification from one of the rating agencies on a non-agency asset-backed security. The downgrade reduced the credit rating from investment grade to substantially below investment grade, requiring an OTTI charge of $1.7 million to write down the security value to zero. We have no other non-agency asset-backed securities in portfolio.

Except as noted above, we consider the losses on our investments in an unrealized loss position at June 30, 2008 to be temporary based on: 1) the information relative to the extent and duration of the decline in market value; 2) the likelihood of recovery; and 3) the Company’s intent and ability to hold these securities until maturity or full principal repayment.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2008, our deposits had increased by $95.2 million, or 5.2%, to $1.93 billion from $1.83 billion at December 31, 2007. Since December 31, 2007, retail deposits decreased $74.9 million as demand deposits and retail time deposits declined. Offsetting this decrease, wholesale deposits increased by $170.0 million, as brokered CDs increased $130.1 million to $251.9 million and State Treasurer deposits increased $40.0 million to $200.0 million. These wholesale deposits have been substantially cheaper funding sources during the first half of 2008, and repriced down from 4.50% at December 31, 2007 to 2.77% at June 30, 2008. The retail jumbo deposits decreased to $565.6 million at June 30, 2008, compared to $618.2 million at December 31, 2007. Total jumbo time deposits, which included wholesale deposits, totaled $1.0 billion, an increase of $117.2 million, or 13.0%, from $900.0 million at December 31, 2007. Interest-bearing demand deposits, including money market and super now accounts, totaled $267.0 million at June 30, 2008, an increase of $6.8 million or 2.6% from $260.2 million at December 31, 2007. The increase in money market accounts was primarily due to our money market deposit campaign during the first half of 2008.

At June 30, 2008, 18.2% of total deposits were non-interest bearing demand deposits, 60.4% were time deposits, and 21.4% were interest bearing demand and saving deposits. By comparison, at December 31, 2007 19.9% of total deposits was non-interest bearing demand deposits, 58.1% were time deposits, and 22.0% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At June 30, 2008, we had a total of $251.9 million in brokered deposits and $200.0 million in California State Treasurer deposits compared to $121.8 million and $160.0 million at December 31, 2007, respectively. During the first six months of 2008, we paid off $109.1 million in brokered deposits. The weighted average life of the brokered deposits is 0.6 years with a weighted average rate of 3.57%. The California State Treasurer deposits were three-month maturities with a weighted average interest rate of 1.81% at June 30, 2008 and were collateralized with securities with a carrying value of $229.4 million.

Other Borrowings. Advances may be obtained from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of mortgage loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At June 30, 2008 and December 31, 2007, respectively, we had $350.0 million and $297.0 million of FHLB advances with average remaining maturities of 3.9 years and 4.1 years. The weighted average rate was 3.76% at June 30, 2008 and 4.16% at December 31, 2007. During the first six months of 2008, we obtained $53 million (net of matured FHLB borrowings) in additional FHLB advances to support our asset growth at a weighted average cost of 2.91% with average remaining maturities of 3.1 years.

On July 1, 2008, the Company received notification from the FHLB-SF that its request for an unsecured line of credit, with overnight terms, had been approved. The maximum borrowing cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF. Based on Tier 1 capital of $257 million at June 30, 2008 the line availability was $46.3 million on a proforma basis.

In addition, on July 28, 2008, the Bank received notification from the FRB of SF that an application for a secured line of credit has been approved. Based on eligible collateral, our borrowing capacity would be approximately $300 million.

At June 30, 2008 and December 31, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk”.

We continue to lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 18 years.

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $227.7 million at June 30, 2008. This represented an increase of $5.5 million, or 2.5%, over total stockholders’ equity of $222.2 million at December 31, 2007. The increase is primarily attributed to net income offset by cash dividends paid for the six months ended June 30, 2008.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to average assets must be 4%. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At June 30, 2008, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $262.9 million, compared to $255.9 million at December 31, 2007, representing an increase of $7.0 million or 2.7%. This increase was primarily due to the net income, offset by the cash dividends declared for the six months ended June 30, 2008. At June 30, 2008, we had a ratio of total capital to risk-weighted assets of 12.8% and a ratio of Tier I capital to risk-weighted assets of 11.5%. The Tier I leverage capital ratio was 10.4% at June 30, 2008.

As of June 30, 2008 and December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008:
Total capital (to risk-weighted assets):
Company	$290,951	12.8%	$182,354	8.0%	N/A	N/A
Bank	$285,048	12.5%	$182,098	8.0%	$227,623	10.0%
Tier I capital (to risk-weighted assets):
Company	$262,927	11.5%	$91,177	4.0%	N/A	N/A
Bank	$257,024	11.3%	$91,049	4.0%	$136,574	6.0%
Tier I capital (to average assets):
Company	$262,927	10.4%	$101,623	4.0%	N/A	N/A
Bank	$257,024	10.1%	$101,507	4.0%	$126,884	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

We have established brokered deposit relationships, lines of credit with correspondent banks and borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. At June 30, 2008, our borrowing capacity included $181.5 million in brokered deposits (policy limitation), $60.0 million in line of credit facilities from correspondent banks and $211.7 million in unused FHLB of SF advances. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, receivable from pending settlement of securities sold and securities available for sale that are not pledged. The aggregate book value of these assets totaled $112.3 million at June 30, 2008 compared to $100.4 million at December 31, 2007. We believe our liquidity sources to be stable and adequate.

On July 28, 2008 the Bank received notification from the FRB of SF that an application for a secured line of credit has been approved. Based on eligible collateral, our borrowing capacity would be approximately $300 million.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2008, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

At June 30, 2008, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	1.95%	(9.20)%
+ 100 basis points	2.01%	(4.22)%
- 100 basis points	(3.13)%	2.74%
- 200 basis points	(5.28)%	2.55%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a nominal defendant in a shareholder derivative lawsuit which purports to be brought on the Company’s behalf by Dr. Thomas Chung, a former chairman of the Company’s board of directors (the “Chung Lawsuit”) which was filed on May 20, 2008 in the Superior Court of California, County of Los Angeles. The Chung Lawsuit alleges that the members of the Company’s board of directors as composed on the date the lawsuit was filed, as well as the Company board as it was composed in March 2005 (collectively, the “Boards”) breached their fiduciary duties to the Company’s shareholders and mismanaged corporate assets. In addition, the Chung Lawsuit names Mr. Chong-Moon Lee, also a former Chairman of the Company’s board of directors as a defendant and alleges that Mr. Lee violated insider trading laws and wasted corporate assets.

The Chung Lawsuit alleges that the 2005 restatement of the Company’s 2002 financial statements was not required and was undertaken by the Board as composed in 2005 in bad faith. Dr. Chung further alleges that the restatement resulted in a decline of $54 million in the value of the Company’s outstanding stock, that Mr. Lee was aware (and the public was not) that the restatement was improper and that the Company’s stock price was therefore artificially low, at the time he subsequently purchased 1.4 million shares of common stock from the Company in 2005, and that the Board as composed in 2008 breached its fiduciary duties by failing to pursue the claims alleged in the Chung Lawsuit. Dr. Chung also alleges, among other things, that the Board as composed in 2008 breached its fiduciary duties by failing to pursue claims against the Company’s auditors, Crowe Chizek & Company, the law firm that advised the Company in connection with the restatement, Fulbright & Jaworski, and the consulting firm who advised the Company and its counsel in connection with the restatement, Navigant Consultants. The letter between Dr. Chung and Mr. Hong, the restatement of the Company’s 2002 financial statements and certain related matters are further described in the form 8-K/A filed March 31, 2005.

The complaint alleges damages exceeding $54 million from the Boards and $7.168 million from Mr. Lee, together with reimbursement from all defendants of his legal costs incurred in pursuing the Chung Lawsuit. If any damages are ever recovered by the purported shareholder derivative lawsuit, such damages, but not any awards of legal costs, would be payable to the Company.

The Company filed a demurrer with the Superior Court seeking to dismiss the Chung Lawsuit for failure to state a cause of action on which relief may be based on July 9, 2008. Oral argument on the demurrer is currently scheduled to be heard by the court on September 5, 2008. The Company believes the Chung Lawsuit is without merit.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 29, 2008.

(b)	The following directors were elected at the Annual Meeting to serve until the next annual meeting: Howard N. Gould, Min J. Kim, Jesun Paik, Hyon Man (John H.) Park, Ki Suh Park, Terry Schwakopf, James P. Staes, and Scott Yoon-suk Whang.

(c)	At the Annual Meeting, shareholders approved the election of directors, and the ratification of the selection of Crowe Chizek and Company LLP as our independent registered public accounting firm for the year ending December 31, 2008. The results of the voting were as follows:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Election of Directors
Howard N. Gould	20,192,744	—	194,331	—	—
Min J. Kim	20,259,648	—	127,427	—	—
Jesun Paik	20,257,720	—	129,355	—	—
Hyon Man (John H.) Park	20,259,720	—	127,355	—	—
Ki Suh Park	20,260,234	—	126,841	—	—
Terry Schwakopf	20,258,038	—	129,037	—	—
James P. Staes	20,257,338	—	129,737	—	—
Scott Yoon-suk Whang	20,258,770	—	128,305	—	—
Ratify the Selection of Crowe Chizek and Company LLP	20,308,539	56,332	—	22,204	—

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: August 5, 2008	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: August 5, 2008	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

*	Filed herewith