Form 10-Q
period 2008-09-30
NARA BANCORP INC
filed 2008-10-31
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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

As of October 31, 2008, there were 26,201,672 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$41,281	$40,147
Federal funds sold	32,500	9,000

Total cash and cash equivalents	73,781	49,147
Securities available for sale, at fair value	313,393	258,773
Loans held for sale, at the lower of cost or market	4,705	12,304
Loans receivable, net of allowance for loan losses (September 30, 2008 - $27,806 ; December 31, 2007 - $20,035)	2,069,527	1,988,694
Federal Reserve Bank stock, at cost	2,293	2,253
Federal Home Loan Bank (FHLB) stock, at cost	19,543	15,441
Premises and equipment, net	11,836	11,254
Accrued interest receivable	8,153	9,348
Deferred tax assets, net	20,444	14,594
Customers’ liabilities on acceptances	12,067	7,663
Bank owned life insurance	23,291	22,908
Goodwill	2,697	2,347
Other intangible assets, net	1,795	2,242
Other assets	34,127	26,442

Total assets	$2,597,652	$2,423,410

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) September 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$352,252	$364,518
Interest bearing:
Money market and other	318,701	260,224
Savings deposits	128,490	143,020
Time deposits of $100,000 or more	951,987	899,980
Other time deposits	195,413	165,604

Total deposits	1,946,843	1,833,346
Borrowings from Federal Home Loan Bank	350,000	297,000
Subordinated debentures	39,268	39,268
Accrued interest payable	8,599	10,481
Acceptances outstanding	12,067	7,663
Other liabilities	10,362	13,472

Total liabilities	2,367,139	2,201,230
STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value; authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,201,672 and 26,193,672 shares at September 30, 2008 and December 31, 2007, respectively	26	26
Capital surplus	81,426	79,974
Retained earnings	152,939	142,491
Accumulated other comprehensive loss, net	(3,878)	(311)

Total stockholders’ equity	230,513	222,180

Total liabilities and stockholders’ equity	$2,597,652	$2,423,410

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$37,801	$42,752	$115,864	$121,285
Interest on securities	3,358	2,613	10,597	6,771
Interest on federal funds sold and other investments	531	201	1,376	1,378

Total interest income	41,690	45,566	127,837	129,434

INTEREST EXPENSE:
Interest on deposits	12,948	17,613	41,733	50,815
Interest on subordinated debentures	640	827	2,038	2,498
Interest on FHLB borrowings	3,349	1,991	10,547	4,041

Total interest expense	16,937	20,431	54,318	57,354

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,753	25,135	73,519	72,080
PROVISION FOR LOAN LOSSES	6,180	1,550	20,825	3,880

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,573	23,585	52,694	68,200

NON-INTEREST INCOME:
Service fees on deposit accounts	1,895	1,841	5,439	5,146
International service fees	535	597	1,497	1,966
Loan servicing fees, net	522	487	1,564	1,452
Wire transfer fees	358	335	1,093	1,021
Other income and fees	433	453	1,501	1,132
Net gains on SBA mortgage banking activities	268	1,659	1,513	4,616
Net gains on sales of other loans	—	518	181	1,272
Net gains on calls or sales of securities available for sale	—	—	860	—
Other than temporary impairment on securities available for sale	—	—	(1,713)	—

Total non-interest income	4,011	5,890	11,935	16,605

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,955	7,298	22,047	20,735
Occupancy	2,353	2,155	6,663	6,339
Furniture and equipment	722	699	2,138	2,008
Advertising and marketing	466	456	1,669	1,602
Data processing and communications	754	798	2,481	2,622
Professional fees	448	541	1,581	2,436
Other	2,293	2,638	6,683	6,852

Total non-interest expense	13,991	14,585	43,262	42,594

INCOME BEFORE INCOME TAXES	8,593	14,890	21,367	42,211
INCOME TAXES	3,611	6,108	8,759	17,351

NET INCOME	$4,982	$8,782	$12,608	$24,860

TOTAL COMPREHENSIVE INCOME	$3,134	$10,531	$9,041	$26,307

EARNINGS PER SHARE
Basic	$0.19	$0.34	$0.48	$0.95
Diluted	0.19	0.33	0.48	0.94

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED September 30, 2008 and 2007

(Unaudited)

	Number of Shares Outstanding	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss) , net	Comprehensive Income
	(Dollars in thousands)
BALANCE, JANUARY 1, 2007	26,107,672	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EITF No.06-5				194
Stock options exercised	86,000		500
Stock-based compensation			1,157
Cash dividends declared ($0.0825 per share)				(2,158)
Comprehensive income:
Net income				24,860		$24,860
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					461	461
Change in unrealized gain (loss) on interest-only strip, net of tax					(21)	(21)
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					1,007	1,007

Total comprehensive income						$26,307

BALANCE, September 30, 2007	26,193,672	$26	$79,596	$134,874	$(1,869)

BALANCE, JANUARY 1, 2008	26,193,672	$26	$79,974	$142,491	$(311)
Stock options exercised	8,000		69
Tax benefit from stock options excercised			—
Stock-based compensation			1,383
Cash dividends declared ($0.0825 per share)				(2,160)
Comprehensive income:
Net income				12,608		$12,608
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					(3,678)	(3,678)
Change in unrealized gain (loss) on interest-only strip, net of tax					—	—
Change in unrealized gain (loss) on interest rate swaps and caps, net of tax					111	111

Total comprehensive income						$9,041

BALANCE, September 30, 2008	26,201,672	$26	$81,426	$152,939	$(3,878)

See accompanying notes to condensed consolidated financial statements (unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,608	$24,860
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and accretion	1,996	2,358
Stock-based compensation expense	1,383	1,157
Provision for loan losses	20,825	3,880
Other than temporary impairment on securities	1,713	—
Valuation adjustment of a loan held for sale	334	—
Proceeds from sales of loans	43,786	106,202
Originations of loans held for sale	(34,674)	(107,050)
Net gains on SBA mortgage banking activities and sales of other loans	(1,694)	(5,888)
Net change in bank owned life insurance	(383)	(707)
Net gains on calls or sales of securities available for sale	(860)	(3)
Net losses (gains) on disposition of premises and equipment	1	(3)
FHLB stock dividends	(822)	(307)
Change in accrued interest receivable	1,195	(1,283)
Change in deferred tax assets	(3,517)	1,070
Change in other assets	(7,682)	(8,850)
Change in accrued interest payable	(1,882)	3,187
Change in other liabilities	(2,927)	3,255

Net cash from (used in) operating activities	29,400	21,878

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(113,674)	(278,089)
Proceeds from sales of commercial real estate loans	11,863	31,972
Proceeds from sales of securities available for sale	76,135	—
Purchase of premises and equipment	(2,610)	(1,447)
Purchase of securities available for sale	(197,811)	(98,446)
Proceeds from disposition of equipment	—	63
Purchase of Federal Reserve Bank stock	(40)	—
Purchase of Federal Home Loan Bank stock	(8,529)	(3,990)
Redemption of Federal Home Loan Bank stock	5,249	—
Proceeds from matured or called securities held to maturity	—	1,000
Proceeds from matured or called securities available for sale	60,689	18,500
Purchase of bank owned life insurance	—	(6,875)
Net cash received from acquisition of Provident Bank	2,555	—

Net cash used in investing activities	(166,173)	(337,312)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	110,498	102,228
Payment of cash dividends	(2,160)	(2,158)
Proceeds from FHLB borrowings	246,000	199,000
Repayment of FHLB borrowings	(193,000)	(35,000)
Redemption of subordinated debentures	—	(8,000)
Issuance of subordinated debentures	—	8,000
Proceeds from stock options exercised	69	500

Net cash from financing activities	161,407	264,570

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,634	(50,864)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,147	80,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,781	$29,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$56,200	$54,167
Income taxes paid	$13,385	$18,029

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from fixed assets to other assets	$—	$4
Net transfer from loan receivables to loans held for sale	$12,016	$30,700
Future settlement of investment recorded	$—	$5,935
Acquisition:
Fair value of non-cash assets acquired	$44	$—
Fair value of deposits assumed	$2,999	$—
Goodwill acquired	$350	$—
Other intangible assets acquired	$50	$—

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at September 30, 2008 and the results of our operations for the nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The 2007 Plan, which was approved by our stockholders on May 31, 2007, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).

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

Upon the approval of the 2007 plan, 230,000 shares, which were available for future grants under the 2000 Plan, were used in the 2007 plan and 18,130 shares were canceled. The Company authorized 1,300,000 shares under the 2007 plan; 1,255,800 shares were available for future grants as of September 30, 2008.

The stock option plans adopted in 1989 and 2000, under which options and restricted units were previously granted to employees, officers and directors of the Company are no longer active and no additional equity may be granted under either plan. Options under the 1989 and 2000 Plans were granted with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Restricted units were awarded to a participant at the fair market value of the Company’s common stock on the date of award and all units will vest on the third anniversary of the grant. Compensation expense for the awards is recorded over the vesting period.

For the nine months ended September 30, 2008 and 2007, no stock options were granted.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2008:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2008	1,296,250	$12.30
Granted	—	—
Exercised	(8,000)	8.64
Forfeited/canceled	(136,000)	17.62

Outstanding * - September 30, 2008	1,152,250	$11.69	5.16	$2,218,145

* Fully vested and expected to vest
Options exercisable - September 30, 2008	972,250	$10.62	4.72	$2,218,145

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007 was $26,000 and $1,010,000, respectively. No tax benefits were realized for options exercised for the nine months ending September 30, 2008 and 2007.

The following is a summary of restricted and performance unit activity under the Plan for the nine months ended September 30, 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Unvested - January 1, 2008	109,870	$17.70
Granted	34,200	11.99
Vested	—	—
Forfeited/canceled	(8,200)	15.31

Unvested - September 30, 2008	135,870	$16.41	8.39	$1,521,744

The amount charged against income, before income tax benefit of $157,000 and $135,000, in relation to the stock-based payment arrangements was $385,000 and $384,000 for the three months ending September 30, 2008 and 2007, respectively. The amount charged against income, before income tax benefit of $439,000 and $405,000, in relation to the stock-based payment arrangements was $1,383,000 and $1,157,000 for the nine months ending September 30, 2008 and 2007, respectively. At September 30, 2008, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $1,423,000, and is expected to be recognized over a weighted average vesting period of 1.2 years. The estimated annual stock-based compensation as of September 30, 2008 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2008	$334
For the year ended December 31:
2009	841
2010	228
2011	20

Total	$1,423

4. Dividends

On September 19, 2008, we declared a $0.0275 per share cash dividend which was paid on October 14, 2008 to stockholders of record at the close of business on September 30, 2008.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the nine months ended September 30, 2008 and 2007, stock options for 484,000 shares and 410,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended September 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$4,982	26,199,455	$0.19	$8,782	26,189,368	$0.34
Effect of Dilutive Securities:
Stock Options	—	244,438		—	308,405

Diluted EPS	$4,982	26,443,893	$0.19	$8,782	26,497,773	$0.33

	For the nine months ended September 30,
	2008			2007
	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Basic EPS	$12,608	26,196,066	$0.48	$24,860	26,159,584	$0.95
Effect of Dilutive Securities:
Stock Options	—	235,131		—	355,235

Diluted EPS	$12,608	26,431,197	$0.48	$24,860	26,514,819	$0.94

6. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing generally accepted accounting principles. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. The FSP includes only one example, as the FASB emphasized the need to apply reasonable judgment to each specific fact pattern. Several additional concepts addressed in the FSP include distressed sales; the use of 3rd party pricing information, the use of internal assumptions and the relevance of observable data, among others. The FSP was effective upon issuance, including prior periods for which financial statements have not yet been issued. Therefore, it first applies to September 30, 2008 interim and annual financial statements. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations. See footnote 13. Fair Value Measurements for further discussion.

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

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2008	December 31, 2007
	(In thousands)
Commercial loans	$600,933	$605,553
Real estate loans	1,470,348	1,369,826
Consumer and other loans	27,574	34,809

	2,098,855	2,010,188
Unamortized deferred loan fees, net of cost	(1,522)	(1,459)
Allowance for loan losses	(27,806)	(20,035)

Loans receivables, net	$2,069,527	$1,988,694

Activity in the allowance for loan losses is as follows for the periods indicated:

	Nine months ended September 30,
	2008	2007
	(In thousands)
Balance, beginning of period	$20,035	$19,112
Provision for loan losses	20,825	3,880
Loan charge-offs	(13,182)	(4,235)
Loan recoveries	128	674

Balance, end of period	$27,806	$19,431

At September 30, 2008, December 31, 2007 and September 30, 2007, the Company had classified $44.8 million, $18.3 million and $6.7 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $12.0 million, $3.1 million and $2.0 million, respectively. $20.2 million of the total impaired loans were commercial real estate loans at September 30, 2008, compared to $10.3 million at December 31, 2007. $2.9 million of the specific loss allocations related to such commercial real estate loans at September 30, 2008, compared to $238 thousand at December 31, 2007.

At September 30, 2008, non-accrual loans totaled $30.5 million, compared to $16.6 million at December 31, 2007 and $5.5 million at September 30, 2007. At September 30, 2008, December 31, 2007 and September 30, 2007, there were no loans past due more than 90 days and still accruing interest.

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

In setting qualitative and environmental factors during the year, we increased the subjective factors for economic conditions based on deterioration in the economy during 2007 and 2008. We also increased the factors relating to the trends in classified loans and delinquencies due to the increases in these items during the year. Offsetting these increases, we decreased the qualitative factors related to policies and the nature and volume of loans due to improvements in our credit monitoring processes throughout 2007. In particular, we have decreased the number of days delinquent that we use to start monitoring delinquencies, and we have centralized our processes for monitoring delinquent loans to ensure that we have consistent processes. We have also increased our staffing in our Special Assets Department, to better manage classified and criticized loans and to ensure timely loan workouts and collections. Although the level of classified loans and charge-offs increased during 2007 and 2008, the re-allocation of loss allowances based on actual loss experience rather than regulatory benchmarks partially offset the increase in loss allowances required for specific problem loans.

Excluding specific loss allocations, the allowance for loan losses on the non-impaired loan portfolio was 0.77% of non-impaired loans at September 30, 2008, compared to 0.85% of non-impaired loans at December 31, 2007.

At September 30, 2008 and December 31, 2007 non-impaired commercial real estate loans, amounting to $1.44 billion and $1.36 billion, respectively, had allocated loss allowances of $9.8 million and $12.3 million, respectively. The loss coverage ratio was 0.68% at September 30, 2008, compared to 0.91% at December 31, 2007. Although the allowance for loan losses on non-impaired commercial real estate loans declined from 91 basis points to 68 basis points during the nine months, the loss coverage is substantially higher than the three year average annual historical loss experience of 16 basis points as of September 30, 2008 and the 44 basis point loss experience (on an annualized basis) for the nine months ended September 30, 2008. Two large charge-offs taken in the second and third quarters of 2008, aggregating $3.6 million, increased charge-offs in the commercial real estate category to $4.8 million for the nine months ended September 30, 2008 resulting in the higher loss rate for the current nine month period versus the three year historical average. Excluding the two large charge-offs, the annualized charge-offs for the nine month period ended September 30, 2008 was approximately 18 basis points.

See also discussion under Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Non-Performing Assets and Allowance for Loan Losses.

8. FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $571.0 million at September 30, 2008. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral with the FHLB equal to at least 100% of outstanding advances.

At September 30, 2008 and December 31, 2007, real estate secured loans with a carrying amount of approximately $1.1 billion and $1.0 billion, respectively, were pledged as collateral for borrowings from the FHLB. At September 30, 2008 and December 31, 2007, in addition to our FHLB stock, securities with carrying values of $0 and $17.1 million, respectively, were pledged as collateral for borrowings from the FHLB.

At September 30, 2008 and December 31, 2007, FHLB borrowings were $350 million and $297 million, respectively, had a weighted average interest rate of 3.78% and 4.16%, respectively, and had various maturities through September 2016. At September 30, 2008, $189 million of the advances were putable advances with various putable dates and strike prices. During the first nine months of 2008, the Bank obtained $246 million of additional FHLB advances, and repaid $193 million during the same period. The new advances have a weighted average cost of 2.91% with average remaining maturities of 2.9 years. The cost of FHLB borrowings as of September 30, 2008 ranged between 2.42% and 4.63%. At September 30, 2008, the Company had a remaining borrowing capacity of $221.0 million.

On July 1, 2008, the Company was advised by the FHLB-SF that its request for an unsecured line of credit, with overnight terms, had been approved. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At September 30, 2008, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$20,000	$209,000
Due after one year through five years	230,000	141,000
Due after five years through ten years	100,000	—

	$350,000	$350,000

9. Subordinated Debentures

At September 30, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, December 15, 2008 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2008 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI unless certain events have occurred.

The following table is a summary of trust preferred securities and debentures at September 30, 2008:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 09/30/08	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	5.97%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	5.64%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	5.77%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	4.47%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

10. Derivative Financial Instruments and Hedging Activities

As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, for the next two years. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized currently in earnings.

Interest rate swap information at September 30, 2008 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(4.4)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(4.4)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(4.4)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(4.4)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(4.4)

$50,000				$(22)

As of September 30, 2008, the fair value of the outstanding interest rate swaps was $(22) thousand compared to $105 thousand at June 30, 2008. During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247,000, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swap. $63,000, net of tax of $42,000, was recognized into income during the nine months ended September 30, 2008.

11. Business Segments

Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operations, trade finance services (“TFS”) and small business administration (“SBA”) lending services. Information related to our remaining centralized functions and eliminations of inter-segment amounts has been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing. The SBA segment primarily provides our customers with access to the U.S. SBA guaranteed lending program through our loan production offices located in major metropolitan cities across the country. The SBA segment also makes commercial real estate and commercial business loans, which are not under the SBA guarantee program.

Operating segment results are based on our internal management reporting process, which reflects assignments and allocations of capital, certain operating and administrative costs and the provision for loan losses. Non-interest income and non-interest expense, including depreciation and amortization, directly attributable to a segment are assigned to that business. We allocate indirect costs, including overhead expense, to the various segments based on several factors, including, but not limited to, full-time equivalent employees, loan volume and deposit volume. We allocate the provision for loan losses based on the origination of new loans for the period. We evaluate the overall performance based on profit or loss from operations before income taxes, excluding gains and losses that are not expected to reoccur. Future changes in our management structure or reporting methodologies may result in changes to the measurement of our operating segment results.

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2008 and 2007.

Three Months Ended September 30,

(Dollars in thousands)

	Business Segment
2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$20,200	$1,162	$3,391	$24,753
Less provision for loan losses *	2,679	1,186	2,315	6,180
Non-interest income	2,667	551	793	4,011

Net revenue	20,188	527	1,869	22,584
Non-interest expense	11,403	775	1,813	13,991

Income (loss) before income taxes	$8,785	$(248)	$56	$8,593

Goodwill	$2,697	$—	$—	$2,697

Total assets	$2,071,268	$186,414	$339,970	$2,597,652

2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,013	$1,924	$4,198	$25,135
Less provision for loan losses	910	70	570	1,550
Non-interest income	2,826	639	2,425	5,890

Net revenue	20,929	2,493	6,053	29,475
Non-interest expense	12,285	801	1,499	14,585

Income before income taxes	$8,644	$1,692	$4,554	$14,890

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,781,484	$200,276	$362,739	$2,344,499

*	The increases in the provision for loan losses for all segments during the three months ended September 30, 2008 are due to the increases in delinquency in the commercial real estate loan portfolios originated.

Nine Months Ended September 30,

(Dollars in thousands)

	Business Segment
2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$59,354	$3,583	$10,582	$73,519
Less provision for loan losses *	4,191	3,736	12,898	20,825
Non-interest income **	7,122	1,561	3,252	11,935

Net revenue	62,285	1,408	936	64,629
Non-interest expense ***	34,651	2,465	6,146	43,262

Income (loss) before income taxes	$27,634	$(1,057)	$(5,210)	$21,367

Goodwill	$2,697	$—	$—	$2,697

Total assets	$2,071,268	$186,414	$339,970	$2,597,652

2007	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$55,721	$4,799	$11,560	$72,080
Less provision for loan losses	2,410	320	1,150	3,880
Non-interest income	7,335	2,064	7,206	16,605

Net revenue	60,646	6,543	17,616	84,805
Non-interest expense	35,539	2,583	4,472	42,594

Income before income taxes	$25,107	$3,960	$13,144	$42,211

Goodwill	$2,347	$—	$—	$2,347

Total assets	$1,781,484	$200,276	$362,739	$2,344,499

*	The increases in the provision for loan losses for all segments during the nine months ended September 30, 2008 are due to the increases in delinquency in the commercial real estate loan portfolios originated in those segments.
**	The decrease in non-interest income for the SBA segment during the nine months ended September 30, 2008 is due to the decrease in net gains on SBA mortgage banking activities.
***	The increase in non-interest expense for the SBA segment during the nine months ended September 30, 2008 is primarily due to the decrease in the FAS 91 cost, which is deducted from salary expense, and to the valuation adjustment of a loan held for sale.

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at September 30, 2008 and 2007 included SBA loans (principally, the unguaranteed portion) of $101.9 million and $107.8 million; commercial real estate loans of $204.2 million and $209.3 million; and commercial business loans of $13.6 million and $15.5 million, respectively.

12. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The Company is no longer subject to examination by federal taxing authorities for years before 2005 or by state taxing authorities for years before 2003. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of adopting FIN 48 on January 1, 2007, that impacted the beginning retained earnings in 2007. The total amount of unrecognized tax benefits was $303 thousand at September 30, 2008 and $262 thousand at December 31, 2007 and is primarily for uncertainties related to income taxes for California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $303 thousand and $262 thousand at September 30 2008 and December 31, 2007, respectively. The amount of unrecognized tax benefits increased $75 thousand this quarter primarily due to potential California Franchise Tax Board audit adjustments concerning apportionment used on the Company’s 2005 and 2006 state income tax returns. The total impact including interest is expected to be $71 thousand. We do not expect the total amount of unrecognized tax benefits to increase significantly in the next three months. The company is currently under audit from the California Franchise Tax Board for the 2005 and 2006 tax years. Other than the audit adjustments concerning apportionment and California Enterprise Zone loan interest deductions mentioned above, we expect no material changes to our 2005 and 2006 tax returns.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $51 thousand and $25 thousand for the payment of interest and penalties accrued at September 30, 2008 and December 31, 2007.

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

Impaired Loans

The fair values of impaired loans that are collateral dependent are based on a valuation model which incorporates the most current real estate appraisals available, as well as assumptions used to estimate the fair value of all non-real estate collateral as defined in the Bank’s internal loan policy (Level 2 inputs).

Derivatives

The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$313,393	$—	$313,393	$—
Impaired loans-collateral dependent	18,945	—	18,945	—
Derivatives - Interest rate swaps	(22)	—	(22)	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $30.9 million, with a valuation allowance of $12.0 million as of September 30, 2008 and a carrying amount of $31.0 million, with a valuation allowance of $12.1 million as of June 30, 2008, resulting in a provision for loan losses of $ (106) thousand and $8.8 million for the three and nine months ended September 30, 2008.

Fair value adjustments for interest rate swaps resulted in net income of $76 thousand and $251 thousand for the three and nine months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the nine months ended September 30, 2008.

The current credit crisis stemming from the sub prime mortgage meltdown has spread to national and global markets and is being felt throughout the economy. More recently, in September 2008 and early October 2008, a series of events brought the crisis to a higher level, requiring government intervention both in the U.S. and globally. These included, among other events, the following:

•

September 7: The Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation were placed into conservatorship by the Federal Housing Finance Agency due to safety and soundness concerns.

•	September 14: Lehman Brothers filed for bankruptcy

•	September 14: Merrill Lynch agreed to be acquired by Bank of America for $50 billion to avoid potential bankruptcy.

•	September 16: The Federal Reserve authorized an $85 billion loan to American International Group to protect the interest of the U.S. government and taxpayers.

•	September 20: President Bush proposed a bail-out plan to purchase $700 billion in distressed mortgage-related assets from private firms.

•	September 21: Goldman Sachs and Morgan Stanley convert to bank holding companies to enable access to the Federal Reserve’s lending facilities.

•	September 23: Treasury Secretary, Henry Paulson, appears before Congress to seek wide authority under the bail-out plan to rescue the financial system.

•	October 3: The Emergency Economic Stabilization Act of 2008 (“EESA”) is passed by Congress and signed into law by President Bush.

•	October 8: Central banks around the globe cut interest rates to provide more liquidity to the banking system, including a 50 basis point rate cut by the Federal Reserve.

•	October 14: The US. Treasury exercises its authority under EESA to invest $125 billion nine major banks

The credit crisis has created other problems, most noticeably a liquidity problem, as lending between financial institutions has slowed significantly. Additionally, as financial institutions take write downs on mortgage-related and other assets that have declined in value, capital adequacy has become a problem to which the government is directly addressing with EESA. While the Company has capital significantly in excess of “well-capitalized” status and has ample access to liquidity, no assurance can be given that if the economy continues to deteriorate, the Company will be able to maintain its current capital and liquidity positions.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$41,690	$45,566	$127,837	$129,434
Interest expense	16,937	20,431	54,318	57,354

Net interest income	24,753	25,135	73,519	72,080
Provision for loan losses	6,180	1,550	20,825	3,880

Net interest income after provision for loan losses	18,573	23,585	52,694	68,200
Non-interest income	4,011	5,890	11,935	16,605
Non-interest expense	13,991	14,585	43,262	42,594

Income before income tax provision	8,593	14,890	21,367	42,211
Income tax provision	3,611	6,108	8,759	17,351

Net income	$4,982	$8,782	$12,608	$24,860

Per Share Data:
Earnings per share - basic	$0.19	$0.34	$0.48	$0.95
Earnings per share - diluted	$0.19	$0.33	$0.48	$0.94
Book value (period end)	$8.80	$8.12	$8.80	$8.12
Common shares outstanding	26,201,672	26,193,672	26,201,672	26,193,672
Weighted average shares - basic	26,199,455	26,189,368	26,196,066	26,159,584
Weighted average shares - diluted	26,443,893	26,497,773	26,431,197	26,514,819
Statement of Financial Condition Data - at Period End:
Assets	$2,597,652	$2,344,499	$2,597,652	$2,344,499
Securities available for sale	313,393	237,626	313,393	237,626
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	2,097,333	1,958,693	2,097,333	1,958,693
Deposits	1,946,843	1,814,463	1,946,843	1,814,463
Federal Home Loan Bank borrowings	350,000	240,000	350,000	240,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	230,513	212,627	230,513	212,627

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,573,286	$2,258,958	$2,532,671	$2,161,190
Securities available for sale and held to maturity	290,641	209,761	288,910	187,037
Gross loans, including loans held for sale	2,113,925	1,928,293	2,088,853	1,836,424
Deposits	1,919,584	1,788,099	1,855,448	1,758,393
Stockholders’ equity	232,918	208,498	231,133	200,151
Selected Performance Ratios:
Return on average assets (1)	0.77%	1.56%	0.66%	1.53%
Return on average stockholders’ equity (1)	8.56%	16.85%	7.27%	16.56%
Non-interest expense to average assets (1)	2.17%	2.58%	2.28%	2.63%
Efficiency ratio (2)	48.64%	47.01%	50.63%	48.03%
Net interest margin (3)	4.02%	4.67%	4.05%	4.67%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.42%	10.98%	10.42%	10.98%
Tier 1 risk-based capital ratio	11.84%	11.67%	11.84%	11.67%
Total risk-based capital ratio	13.08%	12.60%	13.08%	12.60%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.33%	0.99%	1.33%	0.99%
Allowance for loan losses to non-performing loans	91.16%	353.87%	91.16%	353.87%
Total non-performing assets to total assets (6)	1.42%	0.26%	1.42%	0.26%

(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.

Results of Operations

Overview

During the nine months ended September 30, 2008, we experienced growth in our total assets supported by growth in deposits and borrowings. Our total assets grew by 7.2%, or $174.2 million, to $2.6 billion at September 30, 2008 from $2.4 billion at December 31, 2007. The increase in total assets for the period was primarily due to growth in our loans and investment securities. Loan growth during the nine months ended September 30, 2008 continued to be primarily from real estate loans, and deposit growth was primarily from time deposits and interest bearing demand deposits.

Net income

Our net income for the three months ended September 30, 2008 was $5.0 million, or $0.19 per diluted share, compared to $8.8 million, or $0.33 per diluted share, for the same period of 2007, representing a decrease of $3.8 million, or 43%. The decrease is primarily due to an increase in the provision for loan losses and a decrease in net gains on sales of loans.

Net income for the nine months ended September 30, 2008 was $12.6 million, or $0.48 per diluted share, compared to $24.9 million, or $0.94 per diluted share, for the same period of 2007, representing a decrease of $12.3 million, or 49%. The decrease resulted primarily from a higher provision for loan losses, an other-than-temporary impairment (“OTTI”) charge on a non-agency asset backed security, and a decrease in net gains on sales of loans, partially offset by an increase in net interest income and gains on sales of available-for-sale securities.

The annualized return on average assets was 0.77% for the third quarter of 2008, compared to 1.56% for the same period of 2007. The annualized return on average equity was 8.56% for the third quarter of 2008, compared to 16.85% for the same period of 2007. The efficiency ratio was 48.64% for the third quarter of 2008, compared to 47.01% for the same period of 2007.

The annualized return on average assets was 0.66% for the nine months ended September 30, 2008, compared to 1.53% for the same period of 2007. The annualized return on average equity was 7.27% for the nine months ended September 30, 2008, compared to 16.56% for the same period of 2007. The efficiency ratio was 50.63% for the nine months ended September 30, 2008, compared to 48.03% for the same period of 2007.

Net Interest Income and Net Interest Margin

Net Interest Income and Expense

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets is defined as net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income is affected by changes in the volume of interest-earning assets and funding liabilities as well as by changes in the yield earned on interest-earning assets and the rates paid on interest-bearing liabilities.

Net interest income before provision for loan losses was $24.8 million for the quarter ended September 30, 2008, a decrease of $382 thousand, or 1.5%, compared to $25.1 million for the same period of 2007. The decrease is primarily due to a decrease in net interest margin partially offset by growth in average interest-earning assets.

Net interest income before provision for loan losses was $73.5 million for the nine months ended September 30, 2008, a slight increase of $1.4 million, or 2.0%, compared to $72.1 million for the same period of 2007. The increase was primarily due to an increase in average interest earning assets, which increased $364.0 million, or 17.7%, over the prior year to $ 2.42 billion at September 30, 2008 from $2.06 billion at September 30, 2007, offset by a decline in the net interest margin to 4.05% for the 2008 nine months from 4.67% for the comparable 2007 period.

Interest income for the third quarter of 2008 was $41.7 million, which represented a decrease of $3.9 million, or 8.5%, over interest income of $45.6 million for the same quarter of 2007. The decrease was the result of a $9.0 million decrease in interest income due to a decrease in the average yield earned on average interest-earning assets (rate change), partially offset by a $5.1 million increase in interest income due to an increase in the volume of those average interest-earning assets (volume change).

Interest income for the nine months ended September 30, 2008 was $127.8 million, which represented a decrease of $1.6 million, or 1.2%, over interest income of $129.4 million for the same period of 2007. The decrease was the result of a $21.2 million decrease in interest income due to a decrease in average yield earned on average interest-earning assets (rate change), partially offset by a $19.6 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change).

Interest expense for the third quarter of 2008 was $16.9 million, a decrease of $3.5 million, or 17.1%, compared to interest expense of $20.4 million for the same quarter of 2007. The decrease was primarily the result of a $7.0 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), partially offset by $3.5 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Interest expense for the nine months ended September 30, 2008 was $54.3 million, a decrease of $3.0 million, or 5.3%, compared to interest expense of $57.4 million for the same period of 2007. The decrease was primarily the result of a $14.7 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), partially offset by a $11.7 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Net Interest Margin

Third quarter 2008 net interest income before provision for loan losses was $24.8 million, a decrease of $382 thousand, or 1.5%, compared to $25.1 million for the same period of 2007. The decrease in net interest income was primarily due to a decrease in net interest margin partially offset by growth in average interest-earning assets. Third quarter 2008 net interest margin decreased 65 basis points to 4.02% from 4.67% in the third quarter of 2007.

The weighted average yield on the loan portfolio for third quarter 2008 decreased 172 basis points to 7.15% from 8.87% for the same quarter last year. The decrease was the result of the prime rate-based portion of the loan portfolio repricing downward as market interest rates continued to decline, due to further reductions in interest rates by the Federal Reserve through second quarter 2008. This was partially mitigated by the percentage of fixed rate loans in the portfolio increasing from 48% at September 30, 2007 to 52% at September 30, 2008. The weighted average yield on the variable rate and fixed rate portfolios (excluding loan discount accretion) at September 30, 2008 was 6.04% and 7.65%, respectively, compared to 8.80% and 7.72% at September 30, 2007.

The weighted average cost of deposits for third quarter 2008 decreased 124 basis points to 2.70% from 3.94% for the same quarter last year. The cost of time deposits decreased 194 basis points to 3.35% from 5.29%, accounting for a substantial portion of the decrease.

The weighted average cost of FHLB advances for third quarter 2008 decreased 65 basis points to 3.82% from 4.47% for third quarter 2007, reflecting the decline in market interest rates.

On October 8, 2008 the Federal Reserve resumed their reduction in the targeted Fed funds rate with a 50 basis point reduction to 1.5%. Given the composition of our loan portfolio, 49% of which are variable rate loans tied to the prime rate, we expect the net interest margin to decrease going forward. We adjusted our prime rate immediately after the Fed rate cut. However, the repricing of our time deposits takes longer to adjust, and competition for deposits impedes our ability to reduce deposit rates at the same magnitude. At such time as the Federal Reserve holds the targeted Fed funds rate constant, the deposit repricing downward will continue, and the net interest margin will stabilize.

Following are selected weighted average data at September 30, 2008 and September 30, 2007:

	September 30, 2008	September 30, 2007
Weighted average loan portfolio yield (excluding discounts)	6.87%	8.28%
Weighted average cost of time deposits	3.34%	5.20%
Weighted average cost of deposits	2.69%	3.87%
Weighted average cost of total interest-bearing deposits	3.29%	4.88%
Weighted average cost of FHLB advances	3.78%	4.33%

Prepayment penalty income for third quarter 2008 and third quarter 2007 was $434 thousand and $654 thousand, respectively. Non-accrual interest income reversed was $273 thousand and $63 thousand for the three months ended September 30, 2008 and 2007, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for third quarter 2008 and 2007 was 4.00% and 4.56%, respectively.

For the nine months ended September 30, 2008, net interest income before provision for loan losses was $73.5 million, an increase of 2.0%, from $72.1 million for the same period of 2007. The increase in net interest income was primarily attributable to interest-earning asset growth, partially offset by a decline in net interest margin. For the nine months ended September 30, 2008, the net interest margin (annualized net interest income divided by average interest-earning assets) decreased 62 basis points to 4.05% from 4.67% for the same period of 2007.

The weighted average yield on the loan portfolio for the nine months ended September 30, 2008 decreased 141 basis points to 7.40% from 8.81% for the same period last year as market interest rates declined as mentioned above.

The weighted average cost of deposits for the nine months ended September 30, 2008 decreased 85 basis points to 3.00% from 3.85% for the same period last year. The cost of time deposits decreased 140 basis points to 3.85% from 5.25%, accounting for a substantial portion of the decrease.

The weighted average cost of FHLB advances for the nine months ended September 30, 2008 decreased 57 basis points to 3.78% from 4.35% for the same period of 2007, reflecting the decline in market interest rates.

Prepayment penalty income for the nine months ended September 30, 2008 and 2007 was $1.2 million and $1.3 million, respectively. Non-accrual interest income reversed was $406 thousand and $515 thousand for the nine months ended September 30, 2008 and 2007, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the nine months ended September 30, 2008 and 2007 was 4.00% and 4.62%, respectively.

Prepayment penalty income will vary with the level of loans paid off. Generally as interest rates decline, the level of pay-offs increase as fixed rate borrowers refinance their loans, which generate higher levels of prepayment penalty income. However, the deteriorating economic environment in 2008 has slowed sales of properties and businesses, and has the effect of reducing loan pay-offs. It is difficult to determine the trend in prepayment penalty income given these two competing factors.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,113,925	$37,801	7.15%	$1,928,293	$42,752	8.87%
Securities available for sale (3)	290,641	3,358	4.62%	209,761	2,613	4.98%
FRB and FHLB stock and other investments	23,052	369	6.40%	11,876	174	5.86%
Federal funds sold	32,626	162	1.99%	2,185	27	4.94%

Total interest earning assets	$2,460,244	$41,690	6.78%	$2,152,115	$45,566	8.47%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$291,134	$2,121	2.91%	$265,416	$2,874	4.33%
Savings	140,295	1,229	3.50%	147,134	1,425	3.87%
Time deposits:
$100,000 or more	992,395	8,305	3.35%	843,767	11,280	5.35%
Other	153,560	1,293	3.37%	163,461	2,034	4.98%

Total time deposits	1,145,955	9,598	3.35%	1,007,228	13,314	5.29%

Total interest bearing deposits	1,577,384	12,948	3.28%	1,419,778	17,613	4.96%

FHLB advances	350,700	3,349	3.82%	178,205	1,991	4.47%
Other borrowings	37,709	640	6.79%	37,564	827	8.81%

Total interest bearing liabilities	1,965,793	$16,937	3.45%	1,635,547	$20,431	5.00%

Non-interest bearing demand deposits	342,200			368,321

Total funding liabilities / cost of funds	$2,307,993		2.94%	$2,003,868		4.08%

Net interest income/net interest spread		$24,753	3.33%		$25,135	3.47%

Net interest margin			4.02%			4.67%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			4.07%			4.68%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)	4.00%			4.56%
Cost of deposits:
Non-interest demand deposits	$342,200	$—		$368,321	$—
Interest bearing deposits	1,577,384	12,948	3.28%	1,419,778	17,613	4.96%

Total deposits	$1,919,584	$12,948	2.70%	$1,788,099	$17,613	3.94%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $273 thousand and $63 thousand for the three months ended September 30, 2008 and 2007, respectively.
(5)	Loan prepayment fee income excluded was $434 thousand and $654 thousand for the three months ended September 30, 2008 and 2007, respectively.

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)			(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,088,853	$115,864	7.40%	$1,836,424	$121,285	8.81%
Securities available for sale (3)	288,910	10,597	4.89%	187,037	6,771	4.83%
FRB and FHLB stock and other investments	23,765	1,056	5.92%	10,752	441	5.47%
Federal funds sold	20,605	320	2.07%	23,912	937	5.22%

Total interest earning assets	$2,422,133	$127,837	7.04%	$2,058,125	$129,434	8.39%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$266,872	$5,851	2.92%	$233,144	$7,163	4.10%
Savings	140,018	3,877	3.69%	143,777	3,967	3.68%
Time deposits:
$100,000 or more	954,933	27,522	3.84%	821,707	32,781	5.32%
Other	154,456	4,483	3.87%	185,261	6,904	4.97%

Total time deposits	1,109,389	32,005	3.85%	1,006,968	39,685	5.25%

Total interest bearing deposits	1,516,279	41,733	3.67%	1,383,889	50,815	4.90%

FHLB advances	372,330	10,543	3.78%	123,832	4,041	4.35%
Other borrowings	37,846	2,042	7.19%	37,558	2,498	8.87%

Total interest bearing liabilities	1,926,455	$54,318	3.76%	1,545,279	$57,354	4.95%

Non-interest bearing demand deposits	339,169			374,504

Total funding liabilities / cost of funds	$2,265,624		3.20%	$1,919,783		3.98%

Net interest income/net interest spread		$73,519	3.28%		$72,080	3.44%

Net interest margin			4.05%			4.67%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			4.07%			4.70%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)	4.00%			4.62%
Cost of deposits:
Non-interest demand deposits	$339,169	$—		$374,504	$—
Interest bearing deposits	1,516,279	41,733	3.67%	1,383,889	50,815	4.90%

Total deposits	$1,855,448	$41,733	3.00%	$1,758,393	$50,815	3.85%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $406 thousand and $515 thousand for the nine months ended September 30, 2008 and 2007, respectively.
(5)	Loan prepayment fee income excluded was $1.2 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three months ended September 30, 2008 over September 30, 2007
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(4,951)	$(8,802)	$3,851
Interest on securities	745	(201)	946
Interest on other investments	195	17	178
Interest on federal funds sold	135	(25)	160

Total interest income	$(3,876)	$(9,011)	$5,135

INTEREST EXPENSE :
Interest on demand deposits	$(753)	$(1,011)	$258
Interest on savings	(196)	(132)	(64)
Interest on time deposits	(3,716)	(5,366)	1,650
Interest on FHLB borrowings	1,358	(326)	1,684
Interest on subordinated debentures	(187)	(190)	3

Total interest expense	$(3,494)	$(7,025)	$3,531

Net Interest Income	$(382)	$(1,986)	$1,604

	Nine months ended September 30, 2008 over September 30, 2007
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(5,421)	$(20,859)	$15,438
Interest on securities	3,826	91	3,735
Interest on other investments	615	40	575
Interest on federal funds sold	(617)	(502)	(115)

Total interest income	$(1,597)	$(21,230)	$19,633

INTEREST EXPENSE :
Interest on demand deposits	$(1,312)	$(2,249)	$937
Interest on savings	(90)	14	(104)
Interest on time deposits	(7,680)	(11,419)	3,739
Interest on FHLB borrowings	6,502	(603)	7,105
Interest on subordinated debentures	(456)	(475)	19

Total interest expense	$(3,036)	$(14,732)	$11,696

Net Interest Income	$1,439	$(6,498)	$7,937

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

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from our TFS letter of credit operations and net gains on SBA mortgage banking activities and net gains on calls or sales of securities available for sale.

Non-interest income for the third quarter of 2008 was $4.0 million compared to $5.9 million for the same quarter of 2007, a decrease of $1.9 million. This was primarily due to a decrease in net gains on SBA mortgage banking activities and sales of other loans. As the economy slowed down during 2008 and we tightened our underwriting criteria, our SBA lending activities have significantly slowed down, particularly during the third quarter. The net gains on SBA mortgage banking activities decreased $1.4 million, or 83.8%, to $268 thousand for the third quarter of 2008, compared to $1.7 million for the same quarter of 2007. The decrease in the net gains on SBA mortgage banking activities was primarily due to a substantial decrease in SBA loans sold and a reduction in the average sale premium. During third quarter 2008, we originated $6.9 million of SBA loans compared to $58.5 million during the same quarter of 2007, a substantial portion of these loans were either sold or held for sale. During third quarter 2008, we sold $5.8 million of SBA loans, compared to $43.1 million during the same quarter of 2007. The average sales premium decreased to 4.89% for the third quarter of 2008, compared to 6.18% for the same quarter of 2007. The net realized gains on sales of SBA loans for the third quarter of 2008 was 2.6% of the gross loans sold, compared to 3.4% during the same quarter of 2007. No net gains on sales of other loans were recognized during the third quarter of 2008, compared to net gains of $518 thousand on sales of other loans during the same quarter of 2007.

Non-interest income for the nine months ended September 30, 2008 was $11.9 million compared to $16.6 million for the same period of 2007, a decrease of $4.7 million. This decrease was primarily due to a decrease in net gains on SBA mortgage banking activities and sales of other loans and an OTTI charge during third quarter 2007 of $1.7 million on a non-agency asset backed security with a book value of $1.7 million. The impairment charge was due to a down grade of the security by one of the rating agencies. The security has been written down in full. The Bank has no other non-agency asset-backed securities in the investment portfolio. The decrease was partially offset by an $860 thousand increase in net gains on calls or sales of securities available for sale.

The net gains on SBA mortgage banking activities decreased $3.1 million, or 67.2%, to $1.5 million for the nine months ended September 30, 2008, compared to $4.6 million for the same period of 2007. The decrease in the net gains on SBA mortgage banking activities was primarily due to a decrease in SBA loans sold and a reduction in the average sale premium. During the nine months ended September 30, 2008, we originated $41.2 million of SBA loans compared to $143.9 million during the same period of 2007. During the nine months ended September 30, 2008, we sold $42.3 million of SBA loans, compared to $101.6 million during the same period of 2007. The average premium decreased to 4.97% for the nine months ended September 30, 2008, compared to 6.99% for the same period of 2007. The net realized gains on SBA mortgage banking activities for the nine months ended September 30, 2008 was 2.7% of the gross loans sold, compared to 3.8% during the same period of 2007.

The net gains on sales of other loans also decreased $1.1 million, or 85.8%, to $181 thousand for the nine months ended September 30, 2008, compared to $1.3 million for the same period of 2007, primarily due to a decrease in the amount of loans sold and premium received. During the nine months ended September 30, 2008, we sold $11.7 million of other loans, compared to $30.7 million during the same period of 2007. The average premium decreased to 1.55% for the nine months ended September 30, 2008 from 4.14% for the same period of 2007.

During the nine months ended September 30, 2008, we recognized $860 thousand in net gains on sales of $75.3 million of available-for-sale fixed rate mortgage-backed securities, which was part of the Company’s interest rate risk management strategy, and the exercise of calls by issuers on $20.1 million of callable agency securities. No securities were sold during the nine months ended September 30, 2007. International service fees decreased 23.9% to $1.5 million for the nine months ended September 30, 2008 from $2.0 million for the same period of 2007 due to the decrease in trade financing activities.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2008	September 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,895	$1,841	$54	2.9%
International service fees	535	597	(62)	-10.4%
Loan servicing fees, net	522	487	35	7.2%
Wire transfer fees	358	335	23	6.9%
Other income and fees	433	453	(20)	-4.4%
Net gains on SBA mortgage banking activities	268	1,659	(1,391)	-83.8%
Net gains on sales of other loans	—	518	(518)	-100.0%

Total non-interest income	$4,011	$5,890	$(1,879)	-31.9%

	Nine Months Ended		Increase (Decrease)
	September 30, 2008	September 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,439	$5,146	$293	5.7%
International service fees	1,497	1,966	(469)	-23.9%
Loan servicing fees, net	1,564	1,452	112	7.7%
Wire transfer fees	1,093	1,021	72	7.1%
Other income and fees	1,501	1,132	369	32.6%
Net gains on SBA mortgage banking activities	1,513	4,616	(3,103)	-67.2%
Net gains on sales of other loans	181	1,272	(1,091)	-85.8%
Net gains on calls or sales of securities available for sale	860	—	860	100.0%
Other than temporary impairment on securities	(1,713)	—	(1,713)	-100.0%

Total non-interest income	$11,935	$16,605	$(4,670)	-28.1%

Non-interest Expense

Non-interest expense for third quarter 2008 was $14.0 million compared to $14.6 million for the same quarter of 2007, a decrease of $594 thousand, or 4.1%. Salaries and employee benefits decreased 4.7% to $7.0 million during the third quarter of 2008, compared to $7.3 million for the same quarter last year. The decrease is primarily due to a decrease in bonus expense partially offset by an increase in salaries from annual salary adjustments. In an effort to improve our efficiency, we allowed some attrition in staffing in order to reduce the full-time equivalent (“FTE”) employee count. At September 30, 2008, we had 378 FTE employees compared to 391 FTE employees at September 30, 2007. Most of the FTE reduction occurred during third quarter 2008.

Professionally fees decreased by 17.2%, primarily due to lower legal fees. Occupancy expense increased by 9.2% due to higher depreciation and amortization costs from the new branches opened in 2008.

Other non-interest expense decreased 13.1% to $2.3 million for third quarter 2008, compared to $2.6 million for the same period last year. Other non-interest expense for third quarter 2007 included a settlement expense of approximately $668 thousand related to an arbitration matter. Excluding this item, other non-interest expense increased by 16.4%, primarily due to an increase in credit collection related costs and expenses related to other real estate owned.

Non-interest expense for the nine months ended September 30, 2008 was $43.3 million compared to $42.6 million for the same period of 2007, an increase of $668 thousand, or 1.6%. Salaries and employee benefits increased 6.3% to $22.0 million during the nine months ended September 30, 2008, compared to $20.7 million for the same period of 2007. The increase is due to annual salary increases, an increase of $226 thousand in stock based compensation expense and a decrease in capitalized loan origination costs, partially offset by the decrease in bonus expense. Professional fees decreased $855 thousand, or 35.1%, to $1.6 million for the nine months ended September 30, 2008, compared to $2.4 million for the same period of 2007. This was primarily due to higher professional fees incurred during 2007 related to the arbitration matter mentioned above, which was settled in third quarter 2007.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2008	September 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,955	$7,298	$(343)	-4.7%
Occupancy	2,353	2,155	198	9.2%
Furniture and equipment	722	699	23	3.3%
Advertising and marketing	466	456	10	2.2%
Data processing and communications	754	798	(44)	-5.5%
Professional fees	448	541	(93)	-17.2%
Other	2,293	2,638	(345)	-13.1%

Total non-interest expense	$13,991	$14,585	$(594)	-4.1%

	Nine Months Ended		Increase (Decrease)
	September 30, 2008	September 30, 2007	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$22,047	$20,735	$1,312	6.3%
Occupancy	6,663	6,339	324	5.1%
Furniture and equipment	2,138	2,008	130	6.5%
Advertising and marketing	1,669	1,602	67	4.2%
Data processing and communications	2,481	2,622	(141)	-5.4%
Professional fees	1,581	2,436	(855)	-35.1%
Other	6,683	6,852	(169)	-2.5%

Total non-interest expense	$43,262	$42,594	$668	1.6%

Provision for Income Taxes

Income taxes were $3.6 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively. The effective income tax rate for the quarters ended September 30, 2008 and 2007 was 42.0% and 41.0%, respectively. Income taxes were $8.8 million and $17.4 million for the nine months ended September 30, 2008 and 2007, respectively. The effective income tax rate for the nine months ended September 30, 2008 and 2007 was 41.0% and 41.1%, respectively.

Financial Condition

At September 30, 2008, our total assets were $2.6 billion, an increase of $174.2 million, or 7.2%, from $2.4 billion at December 31, 2007. The growth was primarily due to increases in the loan portfolio and security investments, funded by growth in deposits and borrowings from the Federal Home Loan Bank.

Loan Portfolio

As of September 30, 2008, gross loans, excluding loans held for sale (net of deferred loan fees and costs) increased by $88.6 million, or 4.4%, to $2.1 billion from $2.0 billion at December 31, 2007. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at September 30, 2008 decreased by $4.6 million, or 0.8%, to $600.9 million from $605.6 million at December 31, 2007. Real estate loans, which include SBA-real estate loans, increased by $100.5 million, or 7.3%, to $1.47 billion at September 30, 2008 from $1.37 billion at December 31, 2007.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$600,933	29%	$605,553	30%
Real estate loans	1,470,348	70%	1,369,826	68%
Consumer and other loans	27,574	1%	34,809	2%

Gross loans outstanding	2,098,855	100%	2,010,188	100%
Unamortized deferred loan fees, net of costs	(1,522)		(1,459)
Allowance for loan losses	(27,806)		(20,035)

Loans receivable, net	$2,069,527		$1,988,694

SBA loans, consisting principally of the unguaranteed portion, are included in commercial loans and real estate loans. SBA loans included in commercial loans were $41.4 million at September 30, 2008 and $52.4 million at December 31, 2007 and SBA loans included in real estate loans were $60.4 million at September 30, 2008 and $58.8 million at December 31, 2007.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Loan commitments	$203,856	$224,837
Standby letters of credit	9,559	15,231
Other commercial letters of credit	20,920	18,552

	$234,335	$258,620

Non-performing Assets

At September 30, 2008, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $36.8 million, an increase of $19.5 million, or 112.2%, from $17.4 million at December 31, 2007. Nonperforming assets to total assets was 1.42% and 0.72% at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, nonperforming loans were $30.5 million, an increase of $13.9 million, from $16.6 million at December 31, 2007. The net increase in non-performing assets reflects the effect of the continued slowdown in the economy.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$30,501	$16,592
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	30,501	16,592
Other real estate owned	2,623	—
Restructured loans	3,699	765

Total Nonperforming Assets	$36,823	$17,357

Nonperforming loans to total gross loans, excluding loans held for sale	1.45%	0.83%
Nonperforming assets to total assets	1.42%	0.72%

Major loans classified as non-accrual during the third quarter of 2008 included the following:

•

A $7 million commercial line of credit secured by real estate with one borrower who filed for Chapter 11 bankruptcy after a pay-off demand from another financial institution on an unrelated loan. The Company provided a specific reserve of $4.0 million against this loan in the third quarter.

•

A $3 million commercial real estate participation loan relationship with one borrower who is in technical default because of a liquidity covenant violation. A current appraisal received in September indicated no loss is anticipated.

Two major loans previously identified as non-accrual were transferred to other real estate owned at fair value during the third quarter of 2008. These were:

•

A $2.0 million commercial loan secured by real estate. The Company foreclosed on the property under its second deed of trust securing the loan. The Company has listed the property with a real estate broker for $2.5 million as of September 30, 2008.

•	A $647 thousand loan secured by vacant land. This was a participation loan we participated with other banks. The Company was informed that the lead bank received a purchase offer on October 1, 2008.

Allowance for Loan Losses

The allowance for loan losses was $27.8 million at September 30, 2008, compared to $20.0 million at December 31, 2007 and $19.4 million at September 30, 2007. We recorded a provision for loan losses of $20.8 million during the nine months ended September 30, 2008 compared to $3.9 million for the same period of 2007. The allowance for loan losses was 1.33% of gross loans, excluding loans held for sale, at September 30, 2008, 1.00% at December 31, 2007 and 0.99% at September 30, 2007. Impaired loans totaled $44.8 million, $18.3 million and $6.7 million, respectively as of September 30, 2008, December 31, 2007 and September 30, 2007 with specific loss allocations of $12.0 million, $3.1 million and $2.0 million, respectively. Total watch list loans, at September 30, 2008, consisted of special mention and classified loans totaling $90.3 million, compared to $30.8 million at December 31, 2007.

We believe the allowance for loan losses as of September 30, 2008 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses, see footnote 7, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

The following table provides a breakdown of the allowance for loan losses by category of loans at September 30, 2008 and December 31, 2007:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	September 30, 2008		December 31, 2007
Loan Type	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$12,739	70%	$12,283	68%
Commercial	14,766	29%	7,012	30%
Consumer and other	301	1%	643	2%
Unallocated	—	N/A	97	N/A

Total allowance	$27,806	100%	$20,035	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,088,853	$1,836,424

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$2,097,333	$1,958,693

ALLOWANCE:
Balance-beginning of period	$20,035	$19,112
Less: Loan charge-offs:
Commercial	8,048	3,542
Real estate	4,764	—
Consumer	370	693

	13,182	4,235

Plus: Loan recoveries
Commercial	80	516
Real estate	—	—
Consumer	48	158

	128	674

Net loan charge-offs	13,054	3,561
Provision for loan losses	20,825	3,880

Balance-end of period	$27,806	$19,431

Net loan charge-offs to average gross loans *	0.83%	0.26%
Allowance for loan losses to total loans at end of period	1.33%	0.99%
Net loan charge-offs to beginning allowance *	86.87%	24.84%
Net loan charge-offs to provision for loan losses	62.68%	91.78%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $1,522,000 and $1,904,000 at September 30, 2008 and 2007, respectively.

Net loan charge-offs during third quarter 2008 were $6.3 million, or 1.19% of average loans on an annualized basis, compared to $1.2 million, or 0.25% of average loans on an annualized basis during third quarter 2007. Third quarter 2008 charge-offs include a $1.5 million related to a commercial real estate construction loan and $1.3 million related to a commercial line of credit to a clothing manufacturer. Excluding these loans, third quarter charge-offs primarily consisted of loans to retail businesses, averaging approximately $130 thousand per loan, excluding auto loans. Third quarter 2008 gross charge-offs were substantially provided for in the allowance for loan losses at June 30, 2008.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No. 115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any held to maturity or trading securities at September 30, 2008 or December 31, 2007. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency (“GSE”) bonds, collateralized mortgage obligations, mortgage backed securities, a corporate note and mutual funds.

As of September 30, 2008, we had $313.4 million in available-for-sale securities, compared to $258.8 million at December 31, 2007. The total net unrealized loss on the available-for sale securities at September 30, 2008 was $6.8 million compared to a net unrealized loss of $673 thousand at December 31, 2007. During the first nine months of 2008, a total of $197.8 million in securities available-for-sale were purchased and $75.3 million in available-for-sale agency securities were sold. From these sales, we recognized gross gains of $865.3 thousand and a gross loss of $10 thousand. We also recognized $4 thousand in gains from called securities, options on which were exercised by issuers on $20.1 million of callable agency securities. The sales of securities were part of our on-going interest rate risk management strategy.

Securities with a carrying value of $3.0 million were pledged to secure public deposits and for other purposes as required or permitted by law as of September 30, 2008. Securities with a carrying value of $231.0 million were pledged for California State Treasurer deposits, as of September 30, 2008.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
GSE bonds	$12,990	$—	$(615)	$12,375
GSE collateralized mortgage obligations	128,748	359	(3,199)	125,908
GSE mortgage-backed securities	168,508	368	(1,892)	166,984
Corporate note	4,440	—	(1,664)	2,776

Total debt securities	314,686	727	(7,370)	308,043
Mutual funds	5,462	—	(112)	5,350

	$320,148	$727	$(7,482)	$313,393

	At December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities:
GSE bonds	$37,120	$5	$(27)	$37,098
GSE collateralized mortgage obligations	108,576	341	(991)	107,926
GSE mortgage-backed securities	102,044	959	(403)	102,600
Asset-backed securities	1,815	—	—	1,815
Corporate notes	4,429	—	(517)	3,912

Total debt securities	253,984	1,305	(1,938)	253,351
Mutual funds	5,462	—	(40)	5,422

	$259,446	$1,305	$(1,978)	$258,773

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008.

	Unrealized Loss for Less than 12 months		Unrealized Loss for 12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	$12,375	$(615)	$—	$—	$12,375	$(615)
GSE collaterized mortgage obligations	47,965	(1,168)	43,362	(2,031)	91,327	(3,199)
GSE mortgage-backed securities	111,547	(1,680)	5,360	(212)	116,907	(1,892)
Corporate notes	2,776	(1,664)	—	—	2,776	(1,664)
Mutual funds	5,350	(112)	—	—	5,350	(112)

	$180,013	$(5,239)	$48,722	$(2,243)	$228,735	$(7,482)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the second quarter 2008, we received a downgrade notification from one of the rating agencies on a non-agency asset-backed security. The downgrade reduced the credit rating from investment grade to substantially below investment grade, requiring an OTTI charge of $1.7 million to write down the security value to zero. We have no other non-agency asset-backed securities in portfolio.

Except as noted above, we consider the losses on our investments in an unrealized loss position at September 30, 2008 to be temporary based on: 1) the information relative to the extent and duration of the decline in market value; 2) the likelihood of recovery; and 3) the Company’s intent and ability to hold these securities until maturity, full principal repayment or full recovery of the market value decline.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2008, our deposits increased by $113.5 million, or 6.2%, to $1.95 billion from $1.83 billion at December 31, 2007. Since December 31, 2007, retail deposits have decreased $40.8 million as demand deposits and retail time deposits declined. Offsetting this decrease, wholesale deposits increased by $154.3 million, as brokered CDs increased $114.3 million to $236.1 million and State Treasurer deposits increased $40.0 million to $200.0 million. These wholesale deposits have been substantially cheaper funding sources during the nine months ended September 30, 2008, and repriced down from 4.50% at December 31, 2007 to 2.61% at September 30, 2008. Retail jumbo deposits decreased to $515.9 million at September 30, 2008, compared to $618.2 million at December 31, 2007. Total jumbo time deposits, which includes wholesale deposits, totaled $952.0 million, an increase of $52 million, or 5.8%, from $900.0 million at December 31, 2007. Interest-bearing demand deposits, including money market and SUPERNOW accounts, totaled $318.7 million at September 30, 2008, an increase of $58.5 million or 22.5% from $260.2 million at December 31, 2007. The increase in money market accounts was primarily due to our money market and SUPERNOW deposit campaigns throughout the year.

At September 30, 2008, 18.1% of total deposits were non-interest bearing demand deposits, 58.9% were time deposits and 23.0% were interest bearing demand and saving deposits. By comparison, at December 31, 2007, 19.9% of total deposits were non-interest bearing demand deposits, 58.1% were time deposits, and 22.0% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At September 30, 2008, we had a total of $236.1 million in brokered time deposits and $200.0 million in California State Treasurer deposits compared to $121.8 million and $160.0 million at December 31, 2007, respectively. The weighted average life of the brokered deposits as of September 30, 2008 is 0.5 years with a weighted average rate of 3.44%. The California State Treasurer deposits were one to six-month maturities with a weighted average interest rate of 1.71% at September 30, 2008 and were collateralized with securities with a carrying value of $231.0 million.

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2008 and December 31, 2007, respectively, we had $350.0 million and $297.0 million of FHLB advances with average remaining maturities of 3.7 years and 4.1 years. The weighted average rate was 3.78% at September 30, 2008 and 4.16% at December 31, 2007. During the first nine months of 2008, we obtained $53 million (net of matured FHLB borrowings) in additional FHLB advances to support our asset growth at a weighted average cost of 2.91% with average remaining maturities of 2.9 years.

On July 1, 2008, the Company received notification from the FHLB-SF that its request for an unsecured line of credit, with overnight terms, had been approved. The maximum borrowing cannot exceed 18% of the Bank’s Tier 1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF. Based on Tier 1 capital of $262.1 million at September 30, 2008 the line availability was $47.2 million on a proforma basis.

In addition, on July 28, 2008, the Bank received notification from the FRB-SF that an application for a secured line of credit had been approved. Based on eligible collateral, our borrowing capacity was $337.7 million at September 30, 2008.

At September 30, 2008 and December 31, 2007, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $230.5 million at September 30, 2008. This represented an increase of $8.3 million, or 3.8%, over total stockholders’ equity of $222.2 million at December 31, 2007. The increase is primarily attributed to net income offset by cash dividends paid and an increase in the net unrealized loss on securities available for sale, net of tax for the nine months ended September 30, 2008.

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

At September 30, 2008, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $267.8 million, compared to $255.9 million at December 31, 2007, representing an increase of $11.9 million, or 4.7%. This increase was primarily due to the net income, offset by the cash dividends declared for the nine months ended September 30, 2008. At September 30, 2008, we had a ratio of total capital to risk-weighted assets of 13.1% and a ratio of Tier I capital to risk-weighted assets of 11.8%. The Tier I leverage capital ratio was 10.4% at September 30, 2008.

As of September 30, 2008 and December 31, 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2008:
Total capital (to risk-weighted assets):
Company	$295,798	13.1%	$180,917	8.0%	N/A	N/A
Bank	$290,086	12.9%	$180,665	8.0%	$225,831	10.0%
Tier I capital (to risk-weighted assets):
Company	$267,787	11.8%	$90,458	4.0%	N/A	N/A
Bank	$262,075	11.6%	$90,332	4.0%	$135,499	6.0%
Tier I capital (to average assets):
Company	$267,787	10.4%	$102,752	4.0%	N/A	N/A
Bank	$262,075	10.2%	$102,626	4.0%	$128,283	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Our sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, deposits from the California State Treasurer, advances from the Federal Home Loan Bank of San Francisco and borrowings from the Federal Reserve Bank. In addition, these funding sources are augmented by payments of principal and interest on loans and the routine liquidation of securities from our available-for-sale portfolio. Our uses of funds include withdrawal of and interest payments on deposits, repayments of borrowed funds, originations of loans, purchases of investment securities, purchases of premises and equipment, payment of dividends and payment of operating expenses.

We manage liquidity risk by managing interest-earning assets and interest-bearing liabilities, and by maintaining alternative sources of funds as described above. The sale of investment securities available-for-sale can also serve as a contingent source of funds.

With the credit crisis morphing into a liquidity crisis, the tightened flow of funds has affected Wall Street, banks and consumers. The Company has focused on managing liquidity by controlling loan growth, emphasizing core deposit growth, and maximizing the sources of liquidity. Alternative funding sources have been an important part of asset-liability management.

We have established brokered deposit relationships, deposits from the State Treasurer secured by investment securities and credit facilities with correspondent banks, including the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. At September 30, 2008, our total borrowing capacity from such borrowing sources was $1.6 billion, of which $1.0 billion was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and securities available for sale that are not pledged. The aggregate book value of these assets totaled $153.3 million at September 30, 2008 compared to $100.4 million at December 31, 2007. We believe our liquidity sources to be stable and adequate.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U.S Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declarations of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company filed its application to participate in this program on October 29, 2008.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2008, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

At September 30, 2008, our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	0.75%	(9.43)%
+ 100 basis points	1.14%	(4.15)%
- 100 basis points	(1.31)%	2.49%
- 200 basis points	(4.25)%	0.42%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to routine litigation incidental to our business, none of which is believed by management to be material. The Chung Lawsuit described in the Company’s Form 10-Q for the quarterly period ended June 30, 2008 is proceeding with oral arguments on the demurrer re-scheduled to December 22, 2008.

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

NARA BANCORP, INC.

Date: October 29, 2008	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: October 29, 2008	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

10.1	Form of Change in Control Agreement (entered into by named executive officers Alvin D. Kang, and Bonita I. Lee) (incorporated herein by reference to the Current Report on Form 8-K Exhibit 99.1 filed with the SEC on August 6, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

*	Filed herewith