Form 10-K
period 2008-12-31
NARA BANCORP INC
filed 2009-03-04
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2008, as reported on the NASDAQ Global Market, was approximately $279,791,000.

Number of shares outstanding of the Registrant’s Common Stock as of January 31, 2009: 26,246,560

Documents Incorporated by Reference: Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders—Part III

PART I

Forward-Looking Information

Some statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.	BUSINESS

General

Nara Bancorp, Inc. (“Nara Bancorp,” on a parent-only basis, and “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and, to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank (the “Bank” or “Nara Bank”). Nara Bank primarily focuses its business in Korean communities in California and in the New York City metropolitan area. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.

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

Nara Bank opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction.

Nara Bank has supplemented its internal growth through strategic acquisitions in its primary market areas in California, New York and New Jersey. These have included:

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

•	The purchase in October 2003 of approximately $39.5 million in loans and $46.2 million in deposits from the Broadway branch of Korea Exchange Bank in New York.

•	The purchase in February 2008, of a branch office in New Jersey, with approximately $3.0 million in deposits.

Further information regarding these transactions is included in Note 5 to Notes to Consolidated Financial Statements contained in Item 8 of this report.

At December 31, 2008, the Bank had one wholly owned subsidiary. Nara Real Estate Trust is a Maryland real estate investment trust formed in April of 2003 to hold loans secured by real estate and, as of December 31, 2008, had total assets of $135 million. Nara Loan Center, a New Jersey corporation organized in 2000, was another subsidiary of the Bank until it was dissolved on April 22, 2008 after the acquisition of a branch office in New Jersey made the loan center unnecessary.

We consider our business to have three primary segments: Banking Operations, Trade Finance Services and Small Business Administration Lending Services. Further information regarding our business segments is provided in Note 19 of Notes to Consolidated Financial Statements contained elsewhere in this report.

Our website address is www.narabank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available free of charge by visiting the Investor Relation section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

Business Overview

Our principal business activities are conducted through Nara Bank and consist of earning interest on loans and investment securities that are funded by customer deposits and other borrowings. The difference between interest received and interest paid comprises the majority of our operating earnings. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation affecting the banking industry, and the policies of various governmental and regulatory authorities, in particular those of the Federal Reserve Board. Although our business may vary with local and national economic conditions, such variations are not seasonal in nature.

Through our network of 21 branches and six loan production offices, we offer a full range of commercial banking and, to a lesser extent, consumer financial services to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance loans, Small Business Administration (SBA) loans and various consumer loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines (“ATM”). In addition to the ATMs in our existing branches, we also have an agreement with “Allpoint”, which is the largest national surcharge-free ATM network, to provide our customers with free ATM usage throughout the nation. Allpoint ATMs are located at convenient retail stores throughout the country, including many major national and regional merchants. We provide courier services to qualifying customers and personal banking officers focus on customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary services and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com offers both English and Korean applications and certain internet banking services.

Lending Activities

Commercial Business Loans

We provide commercial loans to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short term loans are often used to finance current assets such as inventory and accounts receivable and typically have terms of one year with interest paid monthly on the outstanding balance and principal balance due at maturity. Long term loans typically have terms of 5 to 7 years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial business loans are typically collateralized by the borrower’s business assets and/or real estate property.

Our commercial business loan portfolio includes trade finance loans from Nara Bank’s Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventories) of our borrowers. The Corporate Banking Center also issues and advises on letters of credit for export and import businesses.

Commercial Real Estate Loans

Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on such loans are generally restricted to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate commercial real estate loans. It is our policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property at the date of origination.

Small Business Administration Loans

The Bank also extends loans partially secured by the U.S. Small Business Administration (“SBA”). The Bank extends SBA loans known as 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $2.0 million, and a maximum SBA guaranteed amount of $1.5 million.

The SBA 7(a) loans we generate represent an important segment of our non-interest income due to our ability to sell the guaranteed portion in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. Therefore, in addition to the interest yield earned on the un-guaranteed portion of the SBA loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA loans sold.

SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured so as to give the Bank a 50% first deed of trust (“TD”), the CDC a 40% second TD, and the remaining 10% is funded by the borrower. Rates for the first TD Bank loans are subject to normal bank commercial rates, and the second TD CDC loans are fixed for the life of the loans based on certain indices.

All of our SBA loans are originated through Nara Bank’s SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the U.S. Small Business Administration, and generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.

Consumer Loans

Our consumer loans consist of automobile and home equity loans, with a majority of our consumer loan portfolio currently consisting of automobile loans. Effective February 28, 2007, we discontinued originating auto loans and effective January 1, 2008, we discontinued originating new home equity loans, due to the lack of scalability and profitability of these types of lending.

Investing Activities

The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, collaterized mortgage obligations (“CMOs”), corporate bonds, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investment Security Portfolio.”

Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management, interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase. At December 31, 2008, we had no securities classified as held to maturity, and $406.6 million in securities available for sale. We purchased $291.4 million, and sold $75.3 million in investment securities during 2008.

Deposit Activities

We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings, certificates of deposit, individual retirement accounts, 24-hour automated teller machines, Internet banking and bill-pay services.

FDIC-insured deposits are our primary source of funds. As part of our asset liability management, we analyze our retail deposits’ maturities and interest rates to monitor and manage the cost of retail funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. We believe our deposits are a relatively stable and reliable funding source. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits.”

Borrowing Activities

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (“FHLB”), the Federal Reserve Bank of San Francisco or our correspondent banks. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.

The FHLB system functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities. The FHLB offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. The Bank also has an unsecured line of credit from the FHLB. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements”

As a member of the Federal Reserve Bank (“FRB”) system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 98% of the market value of the securities that are pledged and 75% of the outstanding principal balance of the qualifying loans that are pledged. At December 31, 2008, the par value of the securities that we have pledged was $2.2 million and the outstanding principal balance of the qualifying loans was $419.5 million.

Market Area and Competition

We have 21 banking offices, of which 16 are located in the Los Angeles, Orange County, Oakland and Silicon Valley areas of California, and 5 are located in the New York metropolitan area and New Jersey, together with six loan production offices located in Newark, Atlanta, Virginia, Dallas, New Jersey and Las Vegas. Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area, Silicon Valley (Santa Clara County) areas of California and the New York metropolitan area, each of which has high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business—Supervision and Regulation”.

We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, are more widely recognized, have broader geographic scope, and offer a broader range of financial services than we do.

Economic Conditions, Government Policies and Legislation

Our profitability, like that of most financial institutions, depends primarily on interest rate differentials. In general, the difference between the interest expense on interest-bearing liabilities, such as deposits and borrowings, and the interest income on our interest-earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of non-interest bearing deposits, have a significant impact on profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending and political events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.

Our business also is influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on Nara Bancorp and the Bank of future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Item 1. Business—Supervision and Regulation” below.

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

Nara Bancorp and Nara Bank are subject to federal capital adequacy regulations. Those regulations incorporate both risk-based and leverage capital requirements. The risk-based minimum capital guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a banking institution’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required. The guidelines divide an institution’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, subordinated debentures (limited to 25% of Tier 1 Capital), and minority interest in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier 1 capital. As of December 31, 2008 Nara Bank’s Tier I risk-based capital ratio was 14.10% and Nara Bancorp’s Tier I risk-based capital ratio was 14.32%.

Tier 2 capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier 2 capital. Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier 1 capital. As of December 31, 2008, Nara Bank’s total risk-based capital ratio was 15.34% and Nara Bancorp’s total risk-based capital ratio was 15.58%.

In addition to the risk-based guidelines, the federal banking regulations require banking institutions to maintain a minimum ratio of Tier I capital to total assets, which is referred to as the “leverage ratio”. For a banking institution rated in the highest of the five categories used by regulators to rate banking institutions, the minimum leverage ratio of Tier I capital to total assets must be 4%. As of December 31, 2008, Nara Bank’s leverage ratio was 12.43% and Nara Bancorp’s leverage ratio was 12.61%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. For further discussion of our compliance with regulatory capital requirements, see “Capital Resources” under “Management Discussion and Analysis of Financial Condition and Results of Operations.”

The FRB capital regulations permit inclusion of trust preferred securities in Tier 1 capital of bank holding companies, but on a more limited basis than was formerly the case. The FRB capital regulations now limit the restricted core capital element, such as trust preferred securities, to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2008, Nara Bank exceeded the required ratios for classification as “well capitalized.”

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

Loans to One Borrower

Under California law and with limited exceptions, the maximum amount of loans and other obligations that the Bank is permitted to have outstanding to any borrower (including certain related persons and entities) at any time may not exceed 25%, and unsecured loans and obligations may not at any time exceed 15%, of the Bank’s shareholder equity, allowance for loan losses and capital notes and debentures outstanding at such time. At December 31, 2008, the maximum amount that the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower regulatory limit was $91.7 million. At December 31, 2008 the largest aggregate amount of loans that we had outstanding to any one borrower and related entities was $19.8 million.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires each banking institution, as well as certain other federally regulated lenders, to identify the communities served by the institution’s offices and to identify the types of credit and investments the institution is prepared to make available within those communities. The CRA also requires the federal banking regulatory agencies to assess the performance of the institution in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for regulatory approval of mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying an application and community groups have successfully protested applications on CRA grounds. In connection with the assessment of an institution’s CRA performance, the bank regulatory agencies assign ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated satisfactory in its most recent CRA examination.

Anti-Money Laundering Requirements

Under the Bank Secrecy Act of 1970 (the “BSA”) , among other laws and regulations, the Bank is required to seek to prevent persons from using the Bank’s deposit or money transfer facilities to facilitate illegal or illicit flows of funds and to file suspicious activity reports relating to possible instances of such activities of which it becomes aware. The USA PATRIOT Act was enacted after September 11, 2001 to provide the federal government with additional powers to prevent, detect, and prosecute terrorism and international money laundering. The anti-money laundering (“AML”) regulations have a direct impact on banking and other financial institutions and their relationships with customers. Such institutions must have number of programs in place, including (i) programs to manage BSA/AML risk; (ii) customer identification programs designed to determine the identity of customers, document and verify the information, and determine whether the customer appears on any federal government list of known or suspected terrorist or terrorist organizations; (iii) reporting and recordkeeping requirements for individual customer cash transactions exceeding $10,000; and (iv) programs for monitoring for the timely detection and reporting of suspicious activity and reportable transactions. Failure to comply with these AML requirements can result in regulatory action, including restrictions on a bank’s operations.

Restrictions on Dividends and Other Capital Distributions

In general, the FRB prompt corrective action regulations prohibit an FRB-regulated institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition to the prompt corrective action restriction on paying dividends, both California and federal law limit the payment of dividends by the Bank. Under the California Financial Code, the Bank is permitted to pay dividends out of the Bank’s net profits up to the lesser of retained earnings or the Bank’s net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the Bank’s retained earnings, (ii) its net income for the Bank’s last fiscal year and (iii) the Bank’s net income for its current fiscal year. Under federal law and the regulations of the FRB, the Bank may not, without FRB approval, pay dividends exceeding the Bank’s net income for its current year and two preceding fiscal years, less the sum of dividends paid during such periods and any transfers required by the FRB or required to be made for the retirement of preferred stock. In addition to the foregoing specific statutory and regulatory limitations, as a matter of general bank regulatory policy the FRB discourages the payment of dividends on common stock by bank holding companies and by banks that are members of the Federal Reserve System in amounts exceeding the paying entity’s net income available to common stockholders for the preceding four quarters.

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

In addition, federal law and certain state laws, including those of California, contain customer privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to customers and, in some circumstances, allow consumers to prevent disclosure of personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations

Employees

As of December 31, 2008, we had 366 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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

Further deterioration of economic conditions in California, New York or South Korea could adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean communities in California and in the greater New York City metropolitan area. Deterioration in economic conditions in our market areas could have a material adverse impact on the quality of our business. An economic slowdown in California, New York, or South Korea could have the following consequences, any of which could reduce our net income:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	claims and lawsuits may increase;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We create allowances for estimated loan losses in our accounting records. We base these allowances on estimates of the following:

•	historical experience with our loans;

•	evaluation of current economic conditions;

•	reviews of the quality, mix and size of the overall loan portfolio;

•	reviews of delinquencies;

•	the quality of the collateral underlying our loans.

If these allowances are inadequate, our financial condition could be materially and adversely affected.

A further downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2008, approximately 70% of our loan portfolio consisted of loans secured by various types of real estate, including commercial business loans that are secured by junior liens on real estate. Real estate values have declined in the current economic downturn and we have experienced significant increases in nonperforming real estate loans and loan loss provisions, which significantly reduced our net income in 2008. If real estate values continue to decline significantly, especially in California or New York, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

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

If we lose key employees, our business may suffer. If we lose key employees temporarily or permanently, it could hurt our business. We could be particularly hurt if our key employees went to work for competitors. Our future success depends on the continued contributions of existing senior management personnel. The America Recovery and Reinvestment Act of 2009 places certain restrictions on executive compensation that may impact our ability to attract, retain and motivate senior management personnel.

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

An increase in non-performing assets would reduce our income and increase our expenses. If the level of non-performing assets further increases in the future, it could adversely affect our operating results. Non-performing assets are mainly loans on which the borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that assets are non-performing, we have less or lower earning assets generating interest income and an increase in credit related expenses, including provisions for loan losses.

Changes in governmental regulation may impair our operations or restrict our growth.

Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained;

•	the dividend that may be paid;

•	the kinds of activities that can be engaged in;

•	the compensation that may be paid;

•	the kinds and amounts of investments that can be made;

•	the locations of offices;

•	how much interest can be paid on demand deposits;

•	insurance of deposits and the premiums that must be paid for this insurance; and

•	how much cash must be set aside as reserves for deposits.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the DFI and the Federal Reserve Board and Nara Bancorp is subject to the rules and regulations of the Federal Reserve Board. In addition to governmental supervision and regulation, Nara Bank and Nara Bancorp are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or force the bank into receivership. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

Our stock price may become more volatile, which could result in substantial losses for our stockholders. The market price of our common stock could be subject to wider fluctuations in response to a number of factors, including:

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

•	the operating and stock performance of our competitors;

•	changes in interest rates;

•	addition or departures of key personnel;

•	changes in economic conditions that affect Bank performance; and

•	changes in legislation or regulations that affect the Bank

A continued decline in the value of our common stock may result in future impairment. We assess the carrying value of intangible assets, including goodwill, at least annually in order to determine whether such assets are impaired. In reviewing the carrying value of intangible assets, we look to the market value of our common stock, compared to the book value. We further assess the recoverability of such intangible assets by evaluating the fair value of the related business unit. If recoverability is deemed impaired, a write down of such intangible assets would be required.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock. In November 2008, we issued $ 67 million of preferred stock to the United States Treasury Department under its TARP Capital Purchase Program in a transaction we believe enabled us to increase our capital on prudent terms. In the future, we may seek to increase our funding and capital resources further through public or private offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. If we issue preferred stock, we would have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because a decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or diluting their stock holdings in us.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. We conduct our operations through 21 branch offices and six loan production offices. We lease all of our offices. We believe our present facilities are adequate for our current needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting operations.

As part of our expansion strategy, we have signed three leases to open new branches in Great Neck, New York, and Edison and Fort Lee, New Jersey. We are currently under construction for the Great Neck office, and are in the process of identifying contractors for the Edison and Fort Lee offices.

As of December 31, 2008, premises and equipment, net of accumulated depreciation and amortization, totaled $12.0 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2008, was $12.0 million. Total lease expense for the year ended December 31, 2008 was $6.0 million.

Item 3.	LEGAL PROCEEDINGS

The Company is a nominal defendant in Thomas Chung v. Nara Bancorp, Inc., et al, a shareholder derivative lawsuit which purports to be brought on the Company’s behalf by Mr. Thomas Chung, a former chairman of the Company’s board of directors (the “Chung Lawsuit”) and which was filed on May 20, 2008 in the Superior Court of California, County of Los Angeles. The Chung Lawsuit alleges that the members of the Company’s board of directors as composed on the date the lawsuit was filed, as well as the Company’s board of directors as it was composed in March 2005 (collectively, the “Boards”) breached their fiduciary duties to the

Company’s shareholders and mismanaged corporate assets. In addition, the Chung Lawsuit names Mr. Chong-Moon Lee, also a former chairman of the Company’s board of directors, as a defendant and alleges that Mr. Lee violated insider trading laws and wasted corporate assets.

The Chung Lawsuit alleges that the 2005 restatement of the Company’s 2002 consolidated financial statements was not required and was undertaken by the Board as composed in 2005 in bad faith. Mr. Chung further alleges that the restatement resulted in a decline of $54 million in the value of the Company’s outstanding stock, that Mr. Lee was aware (and the public was not) that the restatement was improper and that the Company’s stock price was therefore artificially low, at the time he subsequently purchased 1.4 million shares of common stock from the Company in 2005, and that the Board as composed in 2008 breached its fiduciary duties by failing to pursue the claims alleged in the Chung Lawsuit. The Chung lawsuit also alleges, among other things, that the Board as composed in 2008 breached its fiduciary duties by failing to pursue claims against the law firm that advised the Company in connection with the restatement, Fulbright & Jaworski, the consulting firm who advised the Company and its counsel in connection with the restatement, Navigant Consultants, and the Company’s auditors, Crowe Chizek and Company LLP (now known as Crowe Horwath LLP). The letter between Mr. Chung and Mr. Benjamin Hong, the restatement of the Company’s 2002 consolidated financial statements and certain related matters are further described in the Form 8-K/A filed by the Company with the SEC on March 31, 2005.

The complaint seeks damages exceeding $54 million from the Boards, and $7.168 million from Mr. Lee, together with reimbursement from all defendants of Mr. Chung’s legal costs incurred in pursuing the Chung Lawsuit. If any damages are recovered by the purported shareholder derivative lawsuit, such damages, but not any awards of legal costs to Mr. Chung would be payable to the Company.

The Company filed a demurrer, the request for dismissal, with the Superior Court which was denied on December 22, 2008. The Company believes the Chung Lawsuit is without merit.

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “NARA.

We had approximately 2,726 beneficial owners and 463 registered holders of our common stock as of February 12, 2009. The following table sets forth, the range of high and low sales prices for, and quarterly dividend paid on our common stock for the calendar quarters indicated.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2008	$11.61	$7.38	$0.0275
September 30, 2008	$14.92	$9.58	$0.0275
June 30, 2008	$13.32	$10.68	$0.0275
March 31, 2008	$13.41	$9.81	$0.0275
December 31, 2007	$16.96	$10.86	$0.0275
September 30, 2007	$17.88	$13.59	$0.0275
June 30, 2007	$18.00	$15.56	$0.0275
March 31, 2007	$21.19	$17.31	$0.0275

The closing price for our common stock on the Nasdaq Global Market on February 20, 2009 was $3.03 per share.

Future dividends are subject to the discretion of our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs and general business conditions. In addition to the legal and regulatory restrictions on the payment of dividends described below, Nara Bancorp agreed in connections with its issuance of Senior Preferred Stock to the United States Treasury Department that it would not pay cash dividends on its common stock at a quarterly rate greater than $0.0275 per share, or redeem, purchase or acquire any of its common stock or other equity securities, without the prior approval of the Treasury Department, while the Senior Preferred Stock remains outstanding.

Nara Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by Nara Bancorp is subject to review and possible limitation by the Federal Reserve Board under its authority as regulator of bank holding companies. In general, the Federal Reserve Board discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment

Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Nara Bancorp. The ability of the Bank to declare a cash dividend to Nara Bancorp is subject to compliance with its minimum capital requirements, additional limitations under federal and California law and regulations and policies of the Federal Reserve Board.

The applicable statutory and regulatory limitations on the declaration and payment of dividends are described in “Item 1. Business—Supervision and Regulation.”

Recent Sales of Unregistered Securities

On November 21, 2008, Nara Bancorp issued 67,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 1,042,531 of Nara Bancorp common stock at an exercise price of $9.64 per share, to the United States Department of the Treasury for gross proceeds of $67 million. The sale of the Senior Preferred Stock was made pursuant to the Treasury Department’s TARP Capital Purchase Program established by the Treasury Department under the Emergency Economic Stabilization Act of 2008 and was made pursuant to the exemption from the securities registration requirements of the Securities Act of 1933 for private placements provided by Section 4(2) of that Act. The transaction was conducted directly with the Treasury Department, without general solicitation or use of an underwriter or agent, and without payment of any underwriting discounts or commissions.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon execise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,053,250	$11.74	1,257,800
Equity compensation plans not approved by security holders	—	$—	—

Total	1,053,250	$11.74	1,257,800

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the common stock of the Company with (i) the cumulative total return of the Nasdaq Market Index, (ii) the cumulative total return of the S&P SmallCap 600 Index, (iii) a published index comprised of banks and thrifts selected by SNL Financial LLC , and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Nara Bancorp, Inc.	100.00	155.11	130.54	154.49	86.82	73.83
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
S&P 600 INDEX	100.00	122.64	132.06	152.03	151.58	104.48
SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of Nara Bancorp as of and for each of the years in the five-year period ended December 31, 2008. The information below should be read in conjunction with, and is qualified in its entirety by; the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$166,928	$175,773	$155,831	$117,224	$77,497
Interest expense	70,707	78,568	61,216	37,651	18,686

Net interest income	96,221	97,205	94,615	79,573	58,811
Provision for loan losses	48,825	7,530	3,754	5,427	3,900

Net interest income after provision for loan losses	47,396	89,675	90,861	74,146	54,911
Noninterest income	13,993	22,573	19,269	20,170	20,307
Noninterest expense	57,009	56,450	53,927	48,648	41,979

Income before income tax provision	4,380	55,798	56,203	45,668	33,239
Income tax provision	1,625	22,599	22,397	18,811	13,457

Net income	$2,755	$33,199	$33,806	$26,857	$19,782

Dividends and discount accretion on preferred stock	(474)	—	—	—	—
Net income available to common stockholders	$2,281	$33,199	$33,806	$26,857	$19,782

Per Common Share Data:
Earnings—basic	$0.09	$1.27	$1.31	$1.11	$0.85
Earnings—diluted	0.09	1.25	1.28	1.07	0.80
Book value (period end, excluding preferred stock and warrants)	8.49	8.48	7.15	5.77	4.34
Cash dividends declared per common share	0.11	0.11	0.11	0.11	0.11
Number of common shares outstanding (period end)	26,246,560	26,193,560	26,107,560	25,444,330	23,333,226
Balance Sheet Data—At Period End:
Assets	$2,672,054	$2,423,410	$2,046,985	$1,775,822	$1,508,311
Securities available for sale and held to maturity	406,586	258,773	163,851	175,710	135,387
Gross loans, net of unearned loan fees (excludes loans held for sale)	2,098,443	2,008,729	1,714,865	1,445,740	1,221,734
Deposits	1,938,603	1,833,346	1,712,235	1,526,486	1,255,975
Federal Home Loan Bank borrowings	350,000	297,000	76,000	31,000	90,000
Subordinated debentures	39,268	39,268	39,268	39,268	39,268
Stockholders’ equity	289,953	222,180	186,627	146,754	101,254
Average Balance Sheet Data:
Assets	$2,544,667	$2,216,514	$1,934,913	$1,684,577	$1,365,531
Securities available for sale and held to maturity	298,886	199,293	185,587	150,332	126,117
Gross loans, including loans held for sale	2,089,803	1,879,457	1,593,453	1,383,758	1,113,750
Deposits	1,855,629	1,772,230	1,645,527	1,436,019	1,177,258
Stockholders’ equity	238,800	204,863	166,206	120,793	92,275
Selected Performance Ratios:
Return on average assets	0.11%	1.50%	1.75%	1.59%	1.45%
Return on average stockholders’ equity	1.15%	16.21%	20.34%	22.23%	21.44%
Average stockholders’ equity to average assets	9.38%	9.24%	8.59%	7.17%	6.76%
Dividend payout ratio (Dividends per share/earnings per share)	122.22%	8.66%	8.40%	9.91%	12.94%
Net interest spread(3)	3.22%	3.41%	3.96%	4.16%	4.05%
Net interest margin(4)	3.96%	4.60%	5.14%	5.00%	4.61%
Yield on interest-earning assets(5)	6.87%	8.32%	8.47%	7.36%	6.08%
Cost of interest-bearing liabilities(6)	3.65%	4.91%	4.51%	3.20%	2.03%
Efficiency ratio(7)	51.73%	47.13%	47.35%	48.77%	53.06%

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp:
Leverage	12.61%	10.77%	11.19%	10.22%	8.87%
Tier 1 risk-based	14.32%	11.84%	12.17%	11.77%	9.65%
Total risk-based	15.58%	12.78%	13.22%	12.90%	11.26%
Bank:
Leverage	12.43%	10.36%	10.55%	9.80%	9.10%
Tier I risk-based	14.10%	11.41%	11.49%	11.26%	9.90%
Total risk-based	15.34%	12.34%	12.54%	12.40%	11.01%
Asset Quality Data:
Nonaccrual loans	$37,580	$16,592	$3,271	$5,489	$2,679
Loans 90 days or more past due and still accruing	—	—	—	—	—

Total nonperforming loans	37,580	16,592	3,271	5,489	2,679
Other real estate owned	2,969	—	—	—	—
Restructured loans	3,256	765	298	741	229

Total nonperforming assets	$43,805	$17,357	$3,569	$6,230	$2,908

Asset Quality Ratios:
Nonperforming loans to gross loans	1.79%	0.83%	0.19%	0.38%	0.22%
Nonperforming assets to total assets	1.64%	0.72%	0.17%	0.35%	0.19%
Allowance for loan losses to gross loans	2.07%	1.00%	1.11%	1.22%	1.20%
Allowance for loan losses to nonperforming loans	116%	121%	584%	321%	546%
Net charge-offs to average gross loans	1.22%	0.35%	0.14%	0.18%	0.16%

(1)	Net income divided by the average assets
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

You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and accompanying notes presented elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Report.

Overview

Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and, to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean communities in California and in the New York City metropolitan area. We offer our banking services through our network of 21 banking offices in California, the New York metropolitan area, New Jersey and 6 loan production offices mostly located in other parts of the country, to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance and Small Business Administration (SBA) loans. We discontinued originating consumer loans; however, we continue to service consumer loans in portfolio.

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

We have a significant business and geographic concentration in the Korean communities in California and in the New York City metropolitan area and our results are affected by economic conditions in these areas and in Korea. A further decline in economic and business conditions in our market areas and in Korea could have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Year 2008 was a very challenging year for us, especially with the unprecedented events happening in the financial services industry. The housing crisis, the unraveling of sub-prime loans, the freezing of the credit markets, which led to failures of major investment banks and commercial banks and thrifts, dramatic reductions in interest rates by the Federal Reserve and the intervention by the U.S. Treasury, all have led to unprecedented market volatility. The resulting contraction in the economy, evidenced by high unemployment, asset price declines and falling consumer spending, leading to falling business revenues, has hurt financial services companies, including our bank. During 2008, we experienced significant deterioration in our loan portfolio caused by the slowdown in the economy. The increased provision for loan losses, along with the compression in net interest margin due to rate cuts, and the decline in SBA loan sale gains adversely affected our net income in 2008. Our net income was $2.8 million for the year ended December 31, 2008, representing a 92% decrease from $33.2 million for the year ended December 31, 2007.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical data and management’s analysis of other qualitative factors, including the current economic environment as described under “Financial Condition—Allowance for Loan Losses” below.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income or loss. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, the nature, financial condition and results of operations of the issuers of the securities and whether there has been any cause for default on the securities or any change in the rating of the securities by the various rating agencies. Additionally, we reexamine the financial resources and overall ability we have and our intent to hold the securities until their fair values recover. During the second quarter of 2008, we recognized an other than temporary impairment charge of $1.7 million on a non-agency asset backed security with a book value of $1.7 million. The impairment charge was due to a down grade of the security by one of the rating agencies. The security has been written down in full. We do not believe that we had any other investment securities with unrealized losses that would be deemed to be “other-than-temporarily” impaired as of December 31, 2008. Investment securities are discussed in more detail under “Financial Condition —Investment Securities Portfolios” below.

Certain SBA loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or market value, on an aggregate basis. A valuation allowance is established if the aggregate market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1% to 2%. The market rate is used to determine servicing costs. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the amount, if any, by which the carrying value of the servicing asset exceeds the fair value of the servicing asset. Impairment, if it occurs, is recognized as a write down or charge-off in the period of impairment.

We assess the carrying value of intangible assets including goodwill at least annually in order to determine if such intangible assets are impaired. In reviewing the carrying value of intangible assets, we assess the recoverability of such assets by evaluating the fair value of the related business unit. Any impairment would be required to be recorded during the period identified. If our intangible assets were determined to be impaired, the related charge to earnings could be material. We plan to assess the carrying value of intangible assets during the first quarter of 2009 due to a recent decline in the market value of our common stock below book value. For additional information regarding intangible assets, see Note 5 to our consolidated financial statements presented elsewhere herein.

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

We attempt to minimize the effect of interest rate fluctuations on net interest margin by monitoring our interest-sensitive assets and our interest-sensitive liabilities. Net interest income can be affected by a change in the composition of assets and liabilities, for example, if higher yielding loans were to replace a like amount of lower yielding investment securities. Changes in the level of nonaccrual loans and changes in volume and changes in rates can also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Rate changes result from differences in yields earned on assets and rates paid on liabilities.

We also have non-interest income, including service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans that were held for sale and investment securities available for sale. Our non-interest income can be reduced by net losses on sales of other real estate owned and charges for other than temporary impairment on investment securities and derivative instruments.

In addition to interest expense, our income is impacted by provisions for loan losses, and non-interest expenses, primarily salaries and benefits and occupancy expense.

Net Income

Our net income was $2.8 million for 2008, compared to $33.2 million for 2007 and $33.8 million for 2006, representing a decrease of 92% for 2008 compared to the prior year. Our earnings per common share based on fully diluted shares were $0.09, $1.25 and $1.28 for 2008, 2007 and 2006, respectively. The return on average assets was 0.11%, 1.50% and 1.75% and the return on average stockholders’ equity was 1.15%, 16.21% and 20.34% for these same periods.

Net income for 2008 decreased significantly primarily due to higher loan loss provisions, lower net interest income due to margin compression and lower non-interest income from lower gains on sale of SBA and other loans and net losses on sales of other real estate owned and a charge for other than temporary impairment on a security available for sale. During 2007, net income decreased slightly as compared with 2006 due to higher loan loss provisions and non-interest expense, partially offset by higher net interest income and non-interest income.

Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
	2008	Amount	%	2007	Amount	%	2006
	(Dollars in thousands)
Interest income	$166,928	$(8,845)	(5)%	$175,773	$19,942	13%	$155,831
Interest expense	70,707	(7,861)	(10)%	78,568	17,352	28%	61,216

Net interest income	96,221	(984)	(1)%	97,205	2,590	3%	94,615
Provision for loan losses	48,825	41,295	548%	7,530	3,776	101%	3,754
Non-interest income	13,993	(8,580)	(38)%	22,573	3,304	17%	19,269
Non-interest expense	57,009	559	1%	56,450	2,523	5%	53,927

Income before income tax provision	4,380	(51,418)	(92)%	55,798	(405)	-1%	56,203
Income tax provision	1,625	(20,974)	(93)%	22,599	202	1%	22,397

Net income	$2,755	$(30,444)	(92)%	$33,199	$(607)	(2)%	$33,806

Net Interest Income and Net Interest Margin

Net interest income was $96.2 million for 2008, compared to $97.2 million for 2007 and $94.6 million for 2006. The net interest margin was 3.96% for 2008 compared to 4.60% for 2007 and 5.14% for 2006.

Net interest income decreased $984 thousand, or 1%, during 2008. The decrease is primarily due to a decline in net interest margin from a series of rate cuts made by Federal Reserve Board throughout the year, offset by 15% growth in average interest earning assets. The Wall Street Journal prime rate, to which approximately 50% of our loans are tied, decreased 400 basis points throughout 2008.

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

Interest income reversed for non-accrual loans (net of income recognized) was $689 thousand for 2008, compared to $697 thousand for 2007 and $219 thousand for 2006. Excluding this effect, the net interest margin for 2008, 2007 and 2006 was 3.99%, 4.64% and 5.15%, respectively.

Interest Income

Interest income was $166.9 million for 2008, compared to $175.8 million for 2007 and $155.8 million for 2006. The yield on average interest-earning assets was 6.87% for 2008, compared to 8.32% for 2007 and 8.47% for 2006.

The decrease in interest income of $8.8 million, or 5%, for 2008 compared to 2007 was primarily due to a decline in the prime rate to which our adjustable rate loans are tied, partially offset by 11% growth in average loans. The average yield on loans decreased 150 basis points to 7.23% for 2008, compared to 8.73% for 2007.

Average loans increased $210.3 million to $2.09 billion for 2008 from $1.88 billion for 2007. Interest income on securities increased $4.5 million, or 46%, to $14.4 million for 2008 from $9.9 million for 2007, primarily due to the growth in the securities portfolio. The average yield on investment securities for 2008 decreased to 4.82% from 4.95% for 2007, due to a decrease in LIBOR rates to which the floating rate securities are tied.

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

Interest Expense

Deposits

Interest expense on deposits was $54.1 million for 2008 compared to $68.2 million for 2007 and $55.6 million for 2006. The average cost of total deposits was 2.91% for 2008 compared to 3.85% for 2007 and 3.38% for 2006. The average cost of interest-bearing deposits was 3.54% for 2008 compared to 4.87% for 2007 and 4.38% for 2006. The decrease in interest expense on total deposits of $14.2 million, or 21%, for 2008 compared to 2007 was due to the decrease in rates paid on deposits as the market interest rates decreased, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $127 million, or 9% during 2008 while average non-interest bearing deposits decreased $43 million, or 12%.

Year 2008 has been a more difficult and challenging year to retain deposits, especially during the second half of the year. The significant slowdown in the economy, combined with the failure of certain financial institutions and the lower interest rate environment, resulted in deposit outflows from the banking system generally. In response to concerns that this trend might continue or worsen, Congress enacted a temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 on a temporary basis until December 31, 2009. In addition, the FDIC established its Temporary Liquidity Guarantee Program that, among other things, insures non-interest bearing transaction accounts at participating FDIC insured institutions, including the Bank, in unlimited amounts through December 31, 2009. We experienced a significant outflow of deposits during fourth quarter 2008 resulting from customers transferring money to South Korea to take advantage of the weakening of the Korean won and higher deposit rates paid by South Korean banks. Despite these hurdles, we were able to increase deposits, with the increases continuing to be concentrated in interest-bearing deposits.

The increase in interest expense on total deposits of $12.7 million, or 23%, for 2007 compared to 2006 was due to the increase in rates paid for deposits resulting from continued robust competition for deposits during the year and an increase in volume. Downward repricing of deposit rates lagged the repricing of the federal funds rate due to competition and the fixed maturities of CDs. Additionally, average interest-bearing deposits increased $128.9 million, or 10%, to $1.40 billion for 2007 from $1.27 billion for 2006. Average time deposits increased $91.4 million, or 10%, during 2007. The increase in cost of deposits occurred for all types of interest-bearing deposits. During 2007, $6.8 million of the increase in interest expense on deposits was attributable to the increase in the rates paid on deposits, and $5.9 million was attributable to the net growth in average deposits.

Borrowings

Borrowings include borrowings from the FHLB, the FRB, federal funds purchased and subordinated debentures. As part of our asset liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.

Average FHLB and other borrowings increased $210.7 million, or 131%, for 2008 compared to 2007 to augment the funding from deposits. The continued competition for deposits in our marketplace made it difficult to fund loans and investments solely from deposits, and the use of FHLB advances provided an alternative funding source. Interest expense on FHLB borrowings and federal funds purchased was $13.9 million for 2008, compared to $7.0 million for 2007 and $2.3 million for 2006. The average cost of those borrowings was 3.74% for 2008, compared to 4.33% for 2007 and 4.72% for 2006. Interest expense on subordinated debentures was $2.7 million for 2008, compared to $3.3 million for 2007 and $3.3 million for 2006.

The average cost of subordinated debentures was 7.15% for 2008, compared to 8.87% for 2007 and 9.00% for 2006, as the 3-month LIBOR, to which all but one of our issues of subordinated debentures is tied, decreased over the years.

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

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning asset, the average rate paid on each category of interest-bearing liability, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2008.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$2,089,803	$151,172	7.23%	$1,879,457	$164,163	8.73%	$1,593,453	$144,349	9.06%
Other investments	23,498	1,010	4.30%	12,460	690	5.54%	9,253	511	5.52%
Securities(3)	298,886	14,416	4.82%	199,293	9,867	4.95%	185,587	8,435	4.55%
Federal funds sold	16,816	330	1.96%	20,514	1,053	5.13%	51,883	2,536	4.89%

Total interest-earning assets	2,429,003	166,928	6.87%	2,111,724	175,773	8.32%	1,840,176	155,831	8.47%
Non-interest earning assets:
Cash and due from bank	33,376			53,406			34,757
Premises and equipment, net	11,674			11,753			9,907
Accrued interest receivable	8,781			9,208			8,192
Intangible assets	4,587			4,935			5,610
Other assets	57,246			25,488			36,271

Total non-interest earning assets	115,664			104,790			94,737

Total assets	$2,544,667			$2,216,514			$1,934,913

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$280,055	8,264	2.95%	$241,152	9,895	4.10%	$210,604	7,074	3.36%
Savings	133,791	4,920	3.68%	143,762	5,373	3.74%	136,846	4,155	3.04%
Time certificates	1,113,667	40,896	3.67%	1,015,717	52,979	5.22%	924,288	44,328	4.80%
FHLB and other borrowings	372,142	13,932	3.74%	161,410	6,988	4.33%	48,949	2,311	4.72%
Subordinated debentures	37,683	2,695	7.15%	37,564	3,333	8.87%	37,187	3,348	9.00%

Total interest-bearing liabilities	1,937,338	70,707	3.65%	1,599,605	78,568	4.91%	1,357,874	61,216	4.51%

Non-interest bearing liabilities
Demand deposits	328,116			371,599			373,789
Other liabilities	40,413			40,447			37,044
Stockholders’ equity	238,800			204,863			166,206

Total liabilities and stockholders’ equity	$2,544,667			$2,216,514			$1,934,913

NET INTEREST INCOME AND YIELD:
Net interest income		$96,221			$97,205			$94,615

Net interest margin			3.96%			4.60%			5.14%
Net interest margin, excluding non-accrual interest			3.99%			4.64%			5.15%
Net interest margin, excluding non-accrual interest and loan prepayment fee income			3.92%			4.55%			5.06%
Net interest spread(4)			3.22%			3.41%			3.96%
Net interest spread(5)			3.75%			4.33%			4.93%
Cost of funds(6)			3.12%			3.99%			3.54%

(1)

Interest income on loans includes amortization of loan fees and net interest settlements from interest rate swaps and prepayment fees received on loan pay-offs. The average balance of loans is net of deferred loan fees.

	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income	Non-accrual Loan Income(expense)
	(Dollars in thousands)
Year ended December 31,
2008	$1,556	$(1,505)	1,668	$(689)
2007	$2,037	$(1,459)	1,880	$(697)
2006	$2,723	$(2,167)	1,751	$(219)

(2)	Average loans outstanding include non-accrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
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

	Year Ended December 31,
	2008 compared to 2007			2007 compared to 2006
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$(12,991)	$(30,119)	$17,128	$19,814	$(5,322)	$25,136
Interest on other investments	320	(182)	502	179	1	178
Interest on securities	4,549	(261)	4,810	1,432	784	648
Interest on federal funds sold	(723)	(560)	(163)	(1,483)	121	(1,604)

TOTAL INTEREST INCOME	$(8,845)	$(31,122)	$22,277	$19,942	$(4,416)	$24,358

INTEREST EXPENSE:
Interest on demand deposits	$(1,631)	$(3,064)	$1,433	$2,821	$1,705	$1,116
Interest on savings	(453)	(85)	(368)	1,218	999	219
Interest on time certificates of deposit	(12,083)	(16,820)	4,737	8,651	4,063	4,588
Interest on FHLB and other borrowings.	6,944	(1,061)	8,005	4,677	(207)	4,884
Interest on subordinated debentures	(638)	(649)	11	(15)	(49)	34

TOTAL INTEREST EXPENSE	$(7,861)	$(21,679)	$13,818	$17,352	$6,511	$10,841

NET INTEREST INCOME	$(984)	$(9,443)	$8,459	$2,590	$(10,927)	$13,517

Provision for Loan Losses

The provision for loan losses was $48.8 million for 2008, compared to $7.5 million for 2007 and $3.8 million for 2006. The increase in the provision for loan losses of $41.3 million, or 548%, for 2008 over 2007 was due to a significant increase in net charge-offs, classified and impaired loans. Net charge-offs increased to $25.4 million in 2008 from $6.6 million in 2007. Approximately 48.0% of the 2008 total charge-off amounts were related to five large loan relationships. These five loan relationships included:

•	A partial charge-off of $3.9 million on a $7 million commercial line of credit relationship that is secured by land. The borrower filed for chapter 11 bankruptcy during the fourth quarter of 2008.

•

A partial charge-off of $3.0 million on a $4.2 million commercial line of credit. The loan was placed in non-accrual status earlier in 2008 and the Bank agreed to a workout plan. The amount charged off was based on the forbearance and workout terms.

•	The sale of a $2.6 million non-performing commercial real estate loan for $1 million and the charge-off of the remaining $1.6 million. The loan was in the process of non-judicial foreclosure.

•	A partial charge-off of $1.5 million on a $3.5 million commercial real estate loan that is secured by the business property.

•

A partial charge-off of $2.2 million on a $2.9 million participation loan that is secured by vacant land. The lead lender took the property as an other real estate owned as of September 30, 2008 and currently in the process of selling the property.

The remaining charge-offs primarily consisted of loans to retail businesses averaging approximately $101 thousand per loan. Total classified loans increased to $65.5 million at December 31, 2008 compared to $21.4 million at December 31, 2007. Impaired loan increased to $50.3 million at December 31, 2008 compared to $18.3 million at December 31, 2007. The specific loss allowance on impaired loans increased to $15.0 million at December 31, 2008 compared to $3.1 million at December 31, 2007.

The increase in the provision for loan losses of $3.8 million, or 101%, for 2007 over 2006 is primarily due to an increase in net charge-offs and an increase in classified loans. Net charge-offs increased to $6.6 million in 2007 from $2.3 million in 2006. The increase in net charge-offs was primarily related to commercial loans to retail businesses. The borrowers in one commercial loan relationship aggregating $5.0 million, which was secured by wholesale and retail business assets, experienced a misappropriation of funds by employees. The Bank charged off $1.5 million of the loans. Total classified loans increased to $21.4 million at December 31, 2007 compared to $5.0 million at December 31, 2006. Classified loans increased primarily due to the loan mentioned above, which amounted to $3.5 million net of the charge-off, and a $7.5 million commercial real estate loan collateralized by a car wash business property, which was involved in a dispute between co-owners.

See “Financial Condition—Allowance for Loan Losses” for a description of our methodology for determining the allowance for loan losses.

Non-interest Income

Non-interest income was $14.0 million for 2008, compared to $22.6 million for 2007 and $19.3 million for 2006.

Service charges on deposit accounts increased $356 thousand, or 5.1%, to $7.4 million for 2008 from $7.0 million for 2007. The increase was primarily due to changes in our fee structure for certain items. International service fee income decreased $514 thousand, or 20%, to $2.1 million for 2008 from $2.6 million for 2007. The decrease is due to a slowdown in trade finance activities. Net gains on sales of SBA loans decreased $3.6 million, or 69%, to $1.6 million in 2008 from $5.2 million in 2007. The origination of SBA loans declined significantly starting in the second quarter of 2008 due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations during 2008 were $49.2 million compared to $172.8 million for 2007. Sales of SBA loans during 2008 also decreased to $42.3 million compared to $126.4 million for 2007. The decrease in net gains on sales of SBA loans was also affected by the decrease in premium paid. The average premium decreased to 4.97% for 2008 compared to 6.65% for 2007. Net gains on sales of commercial real estate loans decreased $2.2 million, or 92%, to $181 thousand for 2008 from $2.4 million for 2007. We sold $11.7 million in commercial real estate loans during 2008, compared to $61.0 million during 2007. The average premium received was significantly decreased, to 1.51% for 2008 compared to 3.89% for 2007.

During 2008, we recognized a net loss on sales of other real estate owned (“OREO”) of $1.0 million. We had no OREO in 2007. During the second quarter of 2008, we recognized an other than temporary impairment (“OTTI”) charge of $1.7 million on a non-agency asset backed security with a book value of $1.7 million. The impairment charge was due to a down grade of the security by one of the rating agencies. The security has been written down in full. We have no other non-agency asset-backed securities in the investment portfolio. As part of our interest rate risk and liquidity management strategy, we sold certain investment securities and recognized net gains of $860 thousand during 2008, compared to $27 thousand during 2007.

Service charges on deposit accounts increased $942 thousand, or 15%, to $7.0 million for 2007 from $6.1 million for 2006. The increase was primarily due to changes in our fee structure and an increase in deposits. Net loan servicing fee income increased $155 thousand, or 8%, during 2007 as our serviced loans, primarily consisting of SBA loans we sold, increased to $299.8 million in 2007 from $246.1 million in 2006. Net gains on sales of SBA loans increased $378 thousand, or 8%, to $5.2 million for 2007 from $4.8 million for 2006. Total SBA loan originations during 2007 were $172.8 million compared to $119.3 million for 2006. Sales of SBA loans during 2007 were $126.4 million compared to $76.4 million for 2006. The level of the increase in net gain on sales of SBA loans lagged the level of the increase in SBA loans sold primarily due to lower gross premiums received from sales in 2007.

We also recognized a gain of $2.4 million in 2007 on the sale of $60.5 million in commercial real estate loans to reduce certain industry concentrations within the commercial real estate portfolio, as well as to provide liquidity. Net gains on sales of commercial real estate loans for 2007 increased $1.1 million, or 86% from $1.3 million for 2006. We sold $60.5 million in commercial real estate loans during 2007, compared to $32.1 million during 2006. The average premium received was 3.89% and 3.96% for 2007 and 2006, respectively. Other income and fees increased $625 thousand, or 51%, during 2007. The increase was primarily due to the write-offs of $230 thousand from disposition of premises and equipment related to the corporate headquarters relocation and a relocation of a branch in 2006. A loss of $132 thousand on derivatives related to the ineffectiveness portion of the swaps that were recorded in 2006 was recovered as respective agreements matured in 2007. The increase in other income and fees was also attributable to an increase of $198 thousand, or 30%, in bank owned life insurance (“BOLI”) income resulting from additional policies of $6.9 million purchased in 2007.

The breakdown of non-interest income by category is shown below:

	Year Ended December 31,
	2008	Increase (Decrease)		2007	Increase (Decrease)		2006
		Amount	%		Amount	%
	(Dollars in thousands)
Non-interest Income:
Service charges on deposit accounts	$7,379	$356	5%	$7,023	$942	15%	$6,081
International service fees	2,050	(514)	(20)%	2,564	(102)	(4)%	2,666
Loan servicing fees, net	2,057	69	3%	1,988	155	8%	1,833
Wire transfer fees	1,556	149	11%	1,407	7	1%	1,400
Net gains on sales of SBA loans	1,600	(3,604)	(69)%	5,204	378	8%	4,826
Net gains on sales of other loans	181	(2,191)	(92)%	2,372	1,100	86%	1,272
Net gains on sales of securities available for sale	860	833	3085%	27	(65)	(71)%	92
Net (loss) on sale of OREO	(1,003)	(1,003)	100%	—	—	—%	—
Net gain (loss) on derivatives	(549)	(681)	(516)%	132	264	200%	(132)
Other than temporary impairment	(1,713)	(1,713)	100%	—	—	—%	—
Other income and fees	1,575	(281)	15%	1,856	625	51%	1,231

Total non-interest income	$13,993	$(8,580)	(38)%	$22,573	$3,304	17%	$19,269

Non-interest Expense

Non-interest expense was $57.0 million for 2008, compared to $56.5 million for 2007 and $53.9 million for 2006. The year over year increases were $559 thousand, or 1%, for 2008 and $2.5 million, or 5%, for 2007.

During 2008, management made concerted efforts to minimize increases in non-interest expenses. As a result, we were able to limit the increase to just 1% over year 2007. Salaries and employee benefits increased $458 thousand, or 2%, during 2008. This increase was a result of annual compensation increases and a decrease in loan origination cost benefits, offset by a decrease in the number of full-time equivalent (“FTE”) employees and bonus expenses. The number of FTE employees decreased to 366 at 2008 year-end compared to 404 at 2007 year-end. Occupancy expense increased $626 thousand, or 7%, to $9.1 million for 2008 from $8.5 million for 2007. The increase is due to branch renovations, new branch leases and annual rent increases. Data processing and communication expense decreased $207 thousand, or 6%, primarily due to an on-going elimination of closed accounts, unused telephone and data lines, and consolidating communication tools. Professional fees decreased $854 thousand, or 30%, to $2.0 million for 2008 compared to $2.8 million for 2007. The decrease is primarily due to a decrease in legal expenses. We incurred higher legal expenses during 2007 due to expenses related to an arbitration matter.

Salaries and employee benefits increased $1.3 million, or 5%, to $28.4 million in 2007 from $27.1 million in 2006. The increase was due to an annual salary adjustment and an increase in group insurance, partially offset by a decrease in accrued bonuses during 2007, including the reversal of a $600,000 contingent liability accrual during the 2007 first quarter that had been established during 2002 in relation to a past compensation matter for which we determined during the first quarter of 2007 that no liability continued to exist. Occupancy expense increased to $692 thousand, or 9%, to $8.5 million in 2007 compared to $7.8 million in 2006. The increase is primarily due to lease renewals at higher lease rates for four branches and a new lease related to the relocation of our corporate headquarters during the fourth quarter of 2006. Furniture and equipment expense increased 20% to $2.7 million in 2007 compared to $2.3 million in 2006. This increase was due to our new branch set-up costs, depreciation and amortization expenses related to purchases for the new corporate headquarters and IT-related equipment purchased to support and enhance our technology for better service to our customers and for better efficiency.

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

Other expense included $1.4 million of FDIC deposit insurance premiums in 2008. We expect that this item of expense will increase significantly in 2009 due to an increase in the FDIC’s insurance premium rate structure that became effective January 1, 2009, and the Bank’s participation in the FDIC’s Temporary Liquidity Guarantee Program with respect to non-interest bearing transaction accounts provided to the Bank’s deposit customers. Further in February 2009, the FDIC announced that it will impose a 20 basis point special assessment on June 30, 2009 on insured institutions, to be collected on September 30, 2009.

A breakdown of non-interest expense by category is provided below:

	Year Ended December 31,
	2008	Increase (Decrease)		2007	Increase (Decrease)		2006
		Amount	%		Amount	%
	(Dollars in thousands)
Non-interest Expense:
Salaries and employee benefits	$28,887	$458	2%	$28,429	$1,332	5%	$27,097
Occupancy	9,132	626	7%	8,506	692	9%	7,814
Furniture and equipment	2,829	105	4%	2,724	455	20%	2,269
Advertising and marketing	2,029	36	2%	1,993	(359)	(15)%	2,352
Data processing and communications	3,275	(207)	(6)%	3,482	(299)	(8)%	3,781
Professional fees	1,961	(854)	(30)%	2,815	(123)	(4)%	2,938
Other	8,896	395	5%	8,501	825	11%	7,676

Total non-interest expense:	$57,009	$559	1%	$56,450	$2,523	5%	$53,927

Income Tax Provision

The income tax provision for 2008 was $1.6 million compared to $22.6 million in 2007 and $22.4 million in 2006. The effective tax rate was 37% for 2008 compared to 41% for 2007 and 40% for 2006. The lower effective tax rate for 2008 was primarily due to lower state taxes and the greater impact of the low-income housing tax credit due to lower pre-tax income. The lower effective tax rate in 2006 was due primarily to the resolution of certain tax contingencies during the second half of 2006, which resulted in a reduction of deferred tax liabilities and a credit to income tax expense of approximately $1.0 million.

Financial Condition

Our total assets were $2.67 billion at December 31, 2008 compared to $2.42 billion at December 31, 2007, an increase of $248.6 million or 10%. The increase in total assets was primarily attributable to a 3% increase in net loans and a 57% increase in investment securities available for sale. Given the importance of liquidity management, loan growth slowed, as we focused on supporting loan originations with core deposit growth and also due to tightening of our underwriting standards. Gross loans, net of unearned fees, increased $89.7 million, or 4%, during 2008 compared to $293.9 million, or 17%, in 2007. These increases in 2008 were funded by growth in deposits, FHLB advances and proceeds from the issuance of $67 million of preferred stock to the U.S. Treasury Department in its TARP Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008.

Loan Portfolio

We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. We terminated the origination of consumer loans; however, we continue to service the existing consumer loan portfolio. During 2008, new loans originated were $509.6 million compared to $859.2 million for 2007. Our loans receivable, net of the allowance for loan losses, increased $66.3 million, or 3%, to $2.06 billion at December 31, 2008 compared to $1.99 billion at December 31, 2007. Average loans, as a percentage of our average total interest-earning assets, were 86% for 2008 compared to 89% for 2007. Average loans were $2.09 billion and $1.88 billion for the years ended December 31, 2008 and 2007, respectively. The increases in average loans were $210.3 million, or 11%, during 2008 and $286.0 million, or 18%, during 2007. Loan growth remained concentrated in commercial real estate loans although the growth has slowed down during the past several quarters due to the slowing economy and tightening credit standards. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 50% of our total loans were adjustable rate loans at December 31, 2008 compared to 47% at December 31, 2007. Approximately 26% of new loan originations were fixed rate loans for 2008 compared to 56% for 2007.

With certain exceptions, we are permitted, under applicable law, to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us (if any). As of December 31, 2008, our lending limit was approximately $55 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current market value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of $91.7 million to one borrower. The largest aggregate amount of loans that we had outstanding to any one borrower and related entities was $19.8 million at December 31, 2008.

Commercial Business Loans

Commercial business loans are extended for working capital, inventory financing, especially for importers and exporters, for equipment financing and for other business purposes. Short-term business loans (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). The creditworthiness of the borrower is reviewed on a periodic basis, and most loans are collateralized by inventory, equipment and/or real estate. During 2008, commercial business loans decreased $7.0 million, or 1%, to $598.6 million at year-end 2008 from $605.6 million at year-end 2007.

Commercial Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial properties, including SBA loans secured by real estate. It is our general policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property. We offer both fixed and floating rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Our real estate loans, consisting primarily of commercial real estate loans, increased $103.0 million, or 7.5%, to $1.47 billion at year-end 2008 from $1.37 billion at year-end 2007.

Consumer Loans

Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans. We ceased offering auto loans in February, 2007 and ceased offering home equity loans in January 2008.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$598,556	29%	$605,553	30%	$504,557	29%	$406,642	28%	$357,783	29%
Real estate and construction loans	1,472,872	70%	1,369,826	68%	1,163,274	68%	977,288	67%	801,904	66%
Consumer and other loans	28,520	1%	34,809	2%	49,201	3%	64,633	5%	64,845	5%

Total loans outstanding	2,099,948	100%	2,010,188	100%	1,717,032	100%	1,448,563	100%	1,224,532	100%

Less: Deferred loan fees	(1,505)		(1,459)		(2,167)		(2,823)		(2,798)

Gross Loans Receivable	2,098,443		2,008,729		1,714,865		1,445,740		1,221,734
Less: Allowance for loan losses	(43,419)		(20,035)		(19,112)		(17,618)		(14,627)

Net Loans Receivable	$2,055,024		$1,988,694		$1,695,753		$1,428,122		$1,207,107

We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commitments to extend credit	$200,170	$224,837	$214,685	$199,968	$151,726
Standby letters of credit	9,354	15,231	12,786	14,077	22,108
Other commercial letters of credit	17,183	18,552	27,146	25,858	29,035

	$226,707	$258,620	$254,617	$239,903	$202,869

Non-performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, restructured loans where the renegotiated terms of repayment have been renegotiated resulting in a reduction or deferral of interest and/or principal and other real estate owned (“OREO”).

Loans are placed on non-accrual status when they become 90 days or more past due, unless the loan is both well secured and in the process of collection. Loans may be placed on non-accrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on non-accrual status, unpaid accrued interest is charged against interest income. Loans are charged off when our management determines that collection has become unlikely. OREO consists of real estate acquired by us through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, and are held for sale.

Non-performing assets were $43.8 million at December 31, 2008, compared to $17.4 million at December 31, 2007. The change in non-performing assets in 2008 was primarily due to the significant increase in non-accrual loans, which is discussed in the following paragraph. Restructured loans as defined by SFAS 15 “Accounting by Debtors and Creditors for Troubled Debt Restructuring”, increased during 2008 to $3.3 million at December 31, 2008, compared to $765 thousand at December 31, 2007. We also had $3.0 million in OREO at December 31, 2008. We did not have any OREO at December 31, 2007.

Non-performing loans were $37.6 million at December 31, 2008 compared to $16.6 million at December 31, 2007. The increase of $21.0 million, or 126%, in 2008 was primarily due to several large relationships. Those relationships included:

•	An aggregate amount of $11 million in commercial real estate loans and commercial lines of credit that are secured by two golf course properties and businesses.

•

An outstanding balance of a $3.1 million, net of a $3.9 million charge-off, of a $7 million commercial real estate loan that is secured by land. The borrower filed for chapter 11 bankruptcy during the fourth quarter of 2008.

•	An outstanding balance of $3.5 million in commercial loans to wholesale and retail businesses.

*	A commercial real estate loan of a $3.0 million that is secured by vacant land.

The amount of additional interest income that we would have recorded in 2008, 2007 and 2006 if non-accrual loans had been current in accordance with their original terms was $348 thousand, $620 thousand and $241 thousand, respectively. The following table illustrates the composition of our non-performing assets as of the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans	$37,580	$16,592	$3,271	$5,489	$2,679
Loans past due 90 days or more, still accruing	—	—	—	—	—

Total nonperforming loans	37,580	16,592	3,271	5,489	2,679
Other real estate owned	2,969	—	—	—	—
Restructured loans	3,256	765	298	741	229

Total non-performing assets	$43,805	$17,357	$3,569	$6,230	$2,908

We did not have any commitments to extend additional credit to loans classified as trouble debt restructuring as of December 31, 2008 or 2007.

Maturity and Repricing of Loans

The following table illustrates the maturity distribution and repricing intervals of our loans outstanding as of December 31, 2008. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2008
	Loans maturing and repricing
	Within One Year	Between One and Five Years	After Five Years	Total

	(Dollars in thousands)
Commercial loans	$487,433	$60,133	$50,990	$598,556
Real estate and construction loans	603,802	538,295	330,775	1,472,872
Consumer and other loans	24,181	4,339	—	28,520

Total	$1,115,416	$602,767	$381,765	$2,099,948

Loans with fixed interest rates	$68,522	$602,767	$381,765	$1,053,054
Loans with variable interest rate	1,046,894	—	—	1,046,894

Total	$1,115,416	$602,767	$381,765	$2,099,948

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly affected by economic or other conditions. The following table summarizes the industry concentrations exceeding 10% of our loan portfolio as of the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
	(Dollars in thousands)
Wholesale Trade	$129,541	6%	$196,853	10%	$193,194	11%	$191,360	13%	$210,912	17%
Retail Trade	524,763	25%	508,252	25%	441,434	26%	322,690	22%	219,106	18%
Services	639,807	30%	573,455	29%	483,708	28%	382,308	27%	279,613	23%
Finance, Insurance, Property Management	633,572	30%	628,683	31%	538,062	31%	481,564	33%	433,887	35% %

Total	$1,927,683	92%	$1,907,243	95%	$1,656,398	96%	$1,377,922	95%	$1,143,518	93%

Total Loans Outstanding	$2,099,948		$2,010,188		$1,717,032		$1,448,563		$1,224,532

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

When principal or interest on a loan is 90 days or more past due, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) it appears that loss exposure on the loan exceeds the collateral value for the loan, (2) servicing of the unsecured portion has been discontinued, or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.

The allowance for loan losses was $43.4 million at December 31, 2008, compared to $20.0 million at December 31, 2007. The allowance for loan losses increased $23.4 million, or 117%, during 2008, primarily due to the significant increases in the level of our non-accrual loans, classified and impaired loans. We recorded a provision for loan losses of $48.8 million in 2008, compared to $7.5 million in 2007 and $3.8 million in 2006. The increase in the provision for loan losses during 2008 was primarily due to a significant increase in net loans charged off, classified and impaired loans. During 2008, we charged off $25.7 million and recovered $252 thousand of loans. Total classified loans at December 31, 2008 were $65.5 million compared to $21.4 million at December 31, 2007. The allowance for loan losses was 2.07% of gross loans at December 31, 2008, compared to 1.00% at December 31, 2007.

For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the portfolio. In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances for various factors that have a bearing in the loss content in the portfolio. See “Financial Condition—Allowance for Loan Losses Methodology” for a more detailed description of our loan loss methodology.

Specific loss allocations for impaired loans in accordance with SFAS No. 114 were $15.0 million at December 31, 2008 compared to $3.1 million at December 31, 2007. Management and the Loan and Credit Policy Committee (“LCPC”) of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations and internal and external reviews of the overall quality of our loan portfolio, management and the LCPC believe that the allowance for loan losses was adequate as of December 31, 2008, to absorb estimated probable incurred losses inherent in the loan portfolio. However, no assurances can be given that we will not experience further losses in excess of the allowance, which may require additional provisions for loan losses.

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
LOANS:
Average gross loans receivable, including loans held for sale	$2,089,803	$1,879,457	$1,593,453	$1,383,758	$1,113,750
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	2,098,443	2,008,729	1,714,865	1,445,740	1,221,734
ALLOWANCE:
Balance—beginning of year	$20,035	$19,112	$17,618	$14,627	$12,471
Loans charged off:
Commercial	17,801	6,568	2,553	1,980	1,465
Consumer	515	880	1,108	1,086	1,080
Real estate and construction	7,377	—	—	—	—

Total loans charged off	25,693	7,448	3,661	3,066	2,545

Less: recoveries:
Commercial	100	646	970	403	542
Consumer	103	195	431	227	256
Real estate and construction	49	—	—	—	3

Total loan recoveries	252	841	1,401	630	801

Net loans charged off	25,441	6,607	2,260	2,436	1,744
Provision for loan losses	48,825	7,530	3,754	5,427	3,900

Balance—end of year	$43,419	$20,035	$19,112	$17,618	$14,627

RATIOS:
Net loan charge-offs to average total loans	1.22%	0.35%	0.14%	0.18%	0.16%
Allowance for loan losses to total loans at end of year	2.07%	1.00%	1.11%	1.22%	1.20%
Net loan charge-offs to beginning allowance	126.98%	34.57%	12.83%	16.65%	13.98%
Net loan charge-offs to provision for loan losses	52.11%	87.74%	60.20%	44.89%	44.72%
Allowance for loan losses to nonperforming loans	116%	121%	584%	321%	546%

Allowance for Loan Losses Methodology

We maintain an allowance for loan losses to provide for estimated probable losses that are inherent in our loan portfolio. The allowance is based on our regular quarterly assessments. Our methodologies for measuring the appropriate level of the allowance include the combination of: (1) a quantitative historical loss migration Analysis (“Migration Analysis”) for pools of loans, and a qualitative analysis of subjective factors and (2) a specific allowance method for impaired loans.

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2008		12/31/2007		12/31/2006		12/31/2005		12/31/2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(Dollars in thousands)
Loan Type
Real Estate	$24,219	70%	$12,283	68%	$12,740	68%	$11,469	67%	$7,961	66%
Commercial	18,060	29%	7,012	30%	5,579	29%	5,061	28%	5,871	29%
Consumer	821	1%	643	2%	759	3%	1,057	5%	786	5%
Unallocated	319	N/A	97	N/A	34	N/A	31	N/A	9	N/A

Total allowance	$43,419	100%	$20,035	100%	$19,112	100%	$17,618	100%	$14,627	100%

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect loan collectibility, and other pertinent factors.

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

To calculate our various loss allocation factors, we use a twelve-quarter rolling average of historical losses detailing charge-offs and recoveries by loan type pool balances to determine the estimated credit losses for each type of non-classified and classified loans. Also, in order to reflect the impact of recent events more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 67% weighted average while the prior four quarters have been assigned a 27% weighted average and the oldest four quarters have been assigned a 6% weighted average.

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

We consider a loan to be impaired when it is probable that not all amounts due (principal and interest) will be collectible in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

For commercial business, real estate and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans are smaller balance and homogeneous. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

Investment Security Portfolio

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held to maturity or available for sale. We do not maintain a trading portfolio. The securities which we have the ability and intent to hold to maturity are classified as held to maturity securities. All other securities are classified as available for sale.

Our available-for-sale securities totaled $406.6 million at December 31, 2008, compared to $258.8 million at December 31, 2007. We had no securities in the held to maturity category at December 31, 2008 or 2007. During 2008, $42.6 million in mortgage related securities were paid down, $75.3 million in securities were sold, $23.1 million in securities were either called or matured, and $291.4 million were purchased. All of the securities involved in these transactions were classified as available for sale. Securities with an amortized cost of $2.2 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2008. We also pledged $242.0 million in securities to the California State Treasurer’s Office as deposit collateral for time certificates deposit. Our investment portfolio consists of government sponsored enterprise bonds, mortgage backed securities, CMOs, mutual funds, and corporate notes.

The following table summarizes the amortized cost, estimated market value and maturity distribution of our investment securities portfolio as of dates indicated

Investment Portfolio Balance and Market Value

	December 31,
	2008			2007
	Amortized Cost	Estimated Market Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Market Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
GSE Bonds	$46,901	$47,321	$420	$37,120	$37,098	$(22)
GSE CMOs	126,840	123,921	(2,919)	108,576	107,926	(650)
GSE MBS	225,144	227,775	2,631	102,044	102,600	556
Asset backed securities	—	—	—	1,815	1,815	—
Corporate Notes	4,444	2,152	(2,292)	4,429	3,912	(517)
Mutual funds	5,462	5,417	(45)	5,462	5,422	(40)

Total available-for-sale	$408,791	$406,586	$(2,205)	$259,446	$258,773	$(673)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2008

Investment Portfolio Maturities and Weighted Average Yields

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE Bonds	$—	—%	$—	—%	$—	—%	$46,901	5.01%	$46,901	5.01%
GSE CMOs	—	—	—	—	—	—	126,840	1.66%	126,840	1.66%
GSE MBS	—	—	713	3.51%	6,376	4.16%	218,055	5.30%	225,144	5.26%
Corporate Notes	—	—	—	—	—	—	4,444	3.69%	4,444	3.69%
Mutual funds	—	—	—	—	—	—	5,462	4.04%	5,462	4.04%

Total available-for-sale	$—	—%	$713	3.51%	$6,376	4.16%	$401,702	4.08%	$408,791	4.08%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Unrealized Loss For Less than 12 months		Unrealized Loss For 12 months or longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Description of Securities
GSE Bonds	$8,966	$(27)	$—	$—	$8,966	$(27)
GSE CMOs	58,462	(777)	44,516	(2,502)	102,978	(3,279)
GSE MBS	46,918	(211)	5,448	(149)	52,366	(360)
Corporate Notes	—	—	2,152	(2,292)	2,152	(2,292)
Mutual funds	5,417	(45)	—	—	5,417	(45)

	$119,763	$(1,060)	$52,116	$(4,943)	$171,879	$(6,003)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the second quarter of 2008, we received a downgrade notification from one of the rating agencies on a non-agency asset-backed security. The downgrade reduced the credit rating from investment grade to substantially below investment grade, requiring an OTTI charge of $1.7 million to write down the security value to zero. We have no other non-agency asset-backed securities in portfolio. The corporate notes consist of one bond with an amortized cost of $4.4 million and an unrealized loss of $2.3 million at December 31, 2008. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at December 31, 2008 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at December 31, 2008.

Except as noted above, we consider the losses on our investments in an unrealized loss position at December 31, 2008 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intent and ability to hold these securities until maturity, full principal repayment or full recovery of the market value decline.

During the year ended December 31, 2008, we sold $75.3 million in GSE bonds at gross gains of $866 thousand and gross losses of $10 thousand. The sales were part of our balance sheet restructuring and for interest rate risk and liquidity management purposes. We have the intent and ability to hold our available for sale investments in an unrealized loss position at December 31, 2008 until maturity or full recovery of their market value.

Deposits

Deposits are our primary source of funds for making loans and investment activities. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased $105.3 million, or 6%, to $1.94 billion at December 31, 2008 compared to $1.83 billion at December 31, 2007.

The increase in deposits during 2008 was primarily attributable to an increase in interest-bearing demand deposits and time deposits with balances of less than $100,000 (“Non-jumbo CDs’), which includes brokered deposits. Total non-jumbo CDs increased $301.0 million, or 105%, to $588.4 million at December 31, 2008 compared to $287.4 million at December 31, 2007. Brokered CDs increased $172.5 million, or 142%, to $294.3 million at 2008 year-end compared to $121.8 million at 2007 year-end. Brokered deposits accounted for a significant portion of the total increase in average deposits of $83.4 million. The weighted average rate paid on brokered deposits was 3.71% and 5.19% for 2008 and 2007, respectively. Retail non-jumbo CDs increased $128.5 million, or 78%, to $294.1 million at 2008 year-end compared to $165.6 million at 2007 year-end. At December 31, 2008, the weighted average cost of total time deposits was 3.67% and the weighted average cost of Jumbo CDs and non-jumbo CDs was 3.64% and 3.74%, respectively. Interest-bearing demand deposits, which include money market and Super NOW accounts, increased $46.3 million, or 18% to $306.5 million at December 31, 2008 compared to $260.2 million at December 31, 2007. This increase was primarily due to continued deposit promotion on these accounts with higher interest rates being offered throughout 2008.

Deposit growth continued to be a challenge during 2008, especially during the second half of the year, during which we experienced a significant outflow of funds to South Korea, as a result of customers taking advantage of the favorable currency exchange rates. We rely on brokered deposits as a supplemental source of funding with a lower cost than retail CDs. As mentioned above, brokered deposits increased 142% during 2008. The weighted average cost of brokered deposit was 2.87% at December 31, 2008, compared to 5.20% at December 31, 2007. Deposits from the State of California are another source of funds. Such deposits increased 25%, or $40 million, to $200.0 million at December 31, 2008, compared to $160.0 million at December 31, 2007. The weighted average cost of State of California deposits was 0.34% at December 31, 2008, compared to 3.96% at December 31, 2007.

Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated and the balances of our deposits by category.

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$303,656	16%	$364,518	20%	$407,519	24%
Demand, interest bearing	306,478	16%	260,224	14%	184,199	11%
Savings	113,186	6%	143,020	8%	141,611	8%
Time deposit of $100,000 or more	626,850	32%	778,199	42%	714,462	42%
Other time deposits	588,433	30%	287,385	16%	264,444	15%

Total Deposits	$1,938,603	100%	$1,833,346	100%	$1,712,235	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$617,790	51%	$515,854	48%	$309,135	32%
Over three months through six months	260,652	21%	340,511	32%	414,263	42%
Over six months through twelve months	293,798	24%	104,513	10%	183,234	19%
Over twelve months	43,043	4%	104,706	10%	72,274	7%

Total time deposits	$1,215,283	100%	$1,065,584	100%	$978,906	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2008.

	December 31, 2008
	Amount	Percentage
	(Dollars in thousands)
Three months or less	$278,387	44%
Over three months through six months	193,565	31%
Over six months through twelve months	125,767	20%
Over Twelve months	29,131	5%

Total time deposits	$626,850	100%

Borrowings

We utilize a combination of short-term and long-term borrowings to help manage our liquidity position.

Federal Funds Purchased

Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2008, we did not have any federal funds purchased.

FHLB Advances

We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2008, FHLB advances increased 18% to $350.0 million, compared to $297.0 million at December 31, 2007. $340 million of these advances have maturity terms ranging from six months to eight years and fixed rates ranging from 2.91% to 4.63%. The remaining $10 million advance will mature in June 2009 and has a rate of 0.68%. The weighted average rate for FHLB advances was 3.70% at year-end 2008, compared to 4.16% at year-end 2007. We also have an unsecured line of credit from the FHLB of approximately $47 million that had no outstanding balance at December 31, 2008. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.

Subordinated Debentures

At December 31, 2008, five wholly owned subsidiary grantor trusts established by us had issued $38 million of pooled Trust Preferred Securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

With the adoption of FIN 46, we deconsolidated the five grantor trusts. As a result, the Debentures issued by us to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2008 and 2007, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. We also recorded $1.5 million and $1.7 million in other assets in the consolidated statements of financial condition at December 31, 2008 and 2007, respectively, for the common capital securities issued by the issuer trusts held by us.

The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2008.

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

The Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 15, 2009 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, March 17, 2009 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI, unless certain events have occurred.

Capital Resources

Historically, our primary source of capital has primarily been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. For this purpose, , we perform ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue consider, additional sources of capital as needs arise, through the issuance of additional stock or debt.

Our total stockholders’ equity increased $67.8 million, or 31%, to $290.0 million at December 31, 2008 from $222.2 million at December 31, 2007. At December 31, 2008, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $324.9 million, compared to $255.9 million at December 31, 2007. The increase was primarily due to $67.0 million in TARP preferred stock funds received in connection with our issuance of preferred stock to the U.S. Department of Treasury pursuant to its Capital Purchase Program. At December 31, 2008 Nara Bancorp’s ratio of total capital to total risk-weighted assets ratio was 15.58%, Tier I Capital to total risk weighted assets ratio was 14.32% and Tier I leverage ratio was 12.61%.

At December 31, 2008, the Bank’s total capital to total risk-weighted assets ratio was 15.34%, the Tier I Capital to total risk weighted assets ratio was 14.10% and its Tier I leverage ratio was 12.43%.

The following tables compare Nara Bancorp’s and the Bank’s actual capital at December 31, 2008 to those required by our regulatory agencies for capital adequacy classification purposes:

	As of December 31, 2008 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$324,914	12.6%	$103,053	4.0%	$221,861	8.6%
Tier 1 risk-based capital ratio	$324,914	14.3%	$90,866	4.0%	$234,048	10.3%
Total risk-based capital ratio	$353,458	15.6%	$181,733	8.0%	$171,725	7.6%

	As of December 31, 2008 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Tier I capital to total assets	$319,435	12.4%	$102,800	4.0%	$216,635	8.4%
Tier 1 risk-based capital ratio	$319,435	14.1%	$90,741	4.0%	$228,694	10.1%
Total risk-based capital ratio	$347,941	15.3%	$181,481	8.0%	$166,499	7.3%

Liquidity Management

Liquidity risk is the risk of reduction in our earnings or capital that would result if we were not able to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the risk of unplanned decreases or changes in funding sources and changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are the stability of the deposit base; the marketability, maturity, and pledging of our investments; the availability of alternative sources of funds; and our demand for credit.

The objective of our liquidity management is to have funds available to meet cash flow requirements arising from fluctuations in deposit levels and the demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs, and ongoing repayment of borrowings.

We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee and the Asset Liability Management Committee of the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the Federal Home Loan Bank and the Federal Reserve Bank. The sale of investment securities also serves as a source of funds.

Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, proceeds from sales of loans and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $32.2 million, $35.5 million and $31.2 million during 2008, 2007 and 2006, respectively. Net cash inflows from operating activities for 2008 were primarily attributable to proceeds from sales of loans and to net income earned during 2008.

Net cash outflows from investing activities totaled $252.1 million, $406.9 million and $251.3 million during 2008, 2007 and 2006, respectively. Net cash outflows for investing activities for those periods were attributable primarily to the growth in our loan portfolio and purchases of securities available for sale. These activities were partially offset by payments of principal and interest on loans, and by maturities, payments and net sales proceeds from loans and from investment securities available-for-sale.

Net cash inflows from financing activities totaled $219.8 million, $339.7 million and $234.9 million during 2008, 2007 and 2006, respectively. Net cash inflows from financing activities for those periods were attributable primarily to growth in deposits and FHLB advances and also from the issuance of preferred stock of $67 million under the TARP Capital Purchase Program in 2008.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB. The maximum amount that we currently are available to borrow on an overnight basis from the FHLB and the FRB is $555.0 million. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The Federal Home Loan Bank of San Francisco has suspended dividends beginning with the fourth quarter of 2008 to preserve capital and they have ceased redemptions of outstanding stock until further notice.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, and in investment securities available for sale that are not pledged, were $204.9 million at December 31, 2008 compared to $100.4 million at December 31, 2007. Cash and cash equivalents, including federal funds sold, totaled $49.1 million at December 31, 2008 and 2007.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to or exceeds100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2008, our gross loan to deposit ratio averaged 113%, compared to an average ratio of 106% for 2007 and an average ratio of 97% for 2006

Off-Balance- Sheet Activities and Contractual Obligations

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

We lease our banking facilities and equipment under non-cancelable operating leases with terms providing monthly payments over periods up to 30 years. Our facility lease obligations are discussed in Note 12 of the Notes to Consolidated Financial Statements.

The following table shows our contractual obligations and commitments as of December 31, 2008.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$1,215,283	$1,172,240	$42,972	$71	$—
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	350,000	50,000	100,000	115,000	85,000
Operating Lease Obligations	50,758	7,006	12,717	11,703	19,332
Unused committments to extend credit	200,170	184,725	11,213	736	3,496
Standby letters of credit	9,354	8,553	801	—	—
Other commercial letters of credit	17,183	17,183	—	—	—

Total	$1,882,016	$1,439,707	$167,703	$127,510	$147,096

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, and our investment activities and directs changes in the composition of our interest earning assets and interest bearing liabilities. ALCO reports at least quarterly to the ALM Committee of the board. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

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

In January 2008, we entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, we receive a floating rate, resetting semi-annually based on the 6 Month London Interbank Offered Rate (6 Mo. LIBOR), and pay a fixed rate of 3.57%, for the next two years. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized currently in earnings.

Interest rate swap information at December 31, 2008 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
	(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)

$50,000				$(857)

As of December 31, 2008, the fair value of the outstanding interest rate swaps was negative $834 thousand and was recognized as a loss under non-interest income. During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247,000, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swap. $84 thousand, net of tax of $140 thousand, was recognized in income during 2008.

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

The following table illustrates our combined asset and liability repricing as of December 31, 2008:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(Dollars in thousands)
Total Investments(1)	$104,545	$108,249	$168,741	$66,931	$448,466
Total Loans(2)	1,053,228	72,009	602,767	381,765	2,109,769

Rate Sensitive Assets	1,157,773	180,258	771,508	448,696	2,558,235

TCD $100,000 or more	378,685	243,419	4,746	—	626,850
TCD under $100,000	276,921	311,025	487	—	588,433
Money Market accounts and other	306,478	—	—	—	306,478
Savings accounts	113,186	—	—	—	113,186
Borrowings from FHLB & Other	—	50,000	215,000	85,000	350,000
Subordinated Debentures	28,000	—	—	10,000	38,000

Rate Sensitive Liabilities	1,103,270	604,444	220,233	95,000	2,022,947

Interest Rate Swap	50,000	—	(50,000)	—
Net Gap Position	$104,503	$(424,186)	$501,275	$353,696
Cumulative Gap Position	$104,503	$(319,683)	$181,592	$535,288

(1)	Inludes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions.
(2)	Includes loans held for sale of $9.8 million

The simulation model discussed above provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2008 , the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2008		December 31, 2007
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	3.36%	(9.04)%	(2.40)%	(16.19)%
+ 100 basis points	1.83%	(3.97)%	(0.59)%	(7.04)%
- 100 basis points	(2.29)%	3.22%	2.52%	4.04%
- 200 basis points	(8.61)%	3.51%	3.99%	2.36%

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

The following Consolidated Financial Statements of the Company, together with the reports thereon of Crowe Horwath LLP, begin at page F-1 of this Report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. [The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

/s/ MIN J. KIM	/s/ ALVIN D. KANG
Min J. Kim President and Chief Executive Officer	Alvin D. Kang Executive Vice President and Chief Financial Officer

Los Angeles, California March 3, 2009	Los Angeles, California March 3, 2009

c. Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included on page F-2 of this report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections of the 2009 Proxy Statement entitled “Election of Directors” and “Code of Ethics.” Nara Bancorp’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) will be filed with the SEC within 120 days after December 31, 2008.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the 2009 Proxy Statement entitled “Election of Directors—Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of the 2009 Proxy Statement entitled “Beneficial Ownership of Principal Stockholders and Management.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections of the 2009 Proxy Statement entitled “Certain Transactions.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections of the 2009 Proxy Statement entitled “Principal Accounting Fees and Services.”

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

(b) List of Exhibits

Number	Description

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to[ the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14 A, Appendix C, filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K Exhibit 3.1, filed with the SEC on December 28, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre-Effective Amendment No.1 to the Registration Statement on Form S-4, Exhibit 4.1, filed with the SEC on December 5, 2000)

4.2	Amended and Restated Declaration of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.5, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, filed for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 4.7, filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated by reference to the Annual Report on Form 10-K, Exhibit 4.8, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008)

4.7	Junior Subordinated Indenture dated June 5, 2003 between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.8	Guarantee Agreement dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008)

4.9	Amended and Restated Declaration of Trust dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008)

4.10	Indenture dated December 17, 2003 between the Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.11	Guarantee Agreement dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008)

4.12	Amended and Restated Declaration of Trust dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008)

4.13	Indenture dated December 22, 2003 between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.14	Guarantee Agreement dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008)

4.15	Amended and Restated Declaration of Trust dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 22, 2007)

4.16	Indenture dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.17	Guarantee Agreement dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007)

4.18	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on November 28, 2008)

4.19	Form of Nara Bancorp, Inc. Series A Preferred Stock Certificate (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on November 28, 2008)

4.20	Warrant to Purchase Common Stock of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on November 28, 2008)

10.1	Amended and restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on the Form 8-K filed with the SEC on July 26, 2007)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 Exhibit 99.2 filed with the SEC on April 9, 2001)

10.3	Nara Bank Deferred Compensation Plan (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by named executive officers Myung Hee Hyun, Alvin D. Kang, Kyu Kim, and Min Kim,) (incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on December 6, 2007)

10.7	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Howard Gould, Chong-Moon Lee, Jesun Paik, and James Staes and named executive officers Myung Hee Hyun, Alvin D. Kang, Kyu Kim, and Min Kim,) (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006 filed with the SEC on March 15, 2007)

10.8	Employment Agreement among Nara Bancorp, Inc., Nara Bank and Min Kim, dated April 3, 2007 and effective April 11, 2007 (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on July 6, 2005)

10.9	Form of Change in Control Agreement (entered into by named executive officer Alvin D. Kang) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on August 6, 2008)

10.10	Form of Nara Bank Long Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Min Kim) (further information incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 4, 2008)

10.11	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by Directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, Jesun Paik, Terry Schwakopf, and Scott Whang) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007)

10.12	Letter Agreement, between the Nara Bancorp, Inc. and the United States Treasury, dated November 21, 2008, including the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant referred to therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on December 17, 2008)

14.1	Director Code of Business Conduct and Ethics*

14.2	Code of Business Conduct and Ethics*

21.1	List of Subsidiaries (incorporated by reference to the Annual Report on Form 10-K Exhibit 21.1 filed with our Annual Report for the year ended December 31, 2004 filed with the SEC on June 30, 2005)

23.1	Consent of Crowe Horwath LLP *

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes- Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

By:	/s/ MIN J. KIM
Min J. Kim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ KI SUH PARK Ki Suh Park	Director and Chairman of the Board	March 3, 2009

By:	/s/ JESUN PAIK Jesun Paik	Director	March 3, 2009

By:	/s/ HOWARD GOULD Howard Gould	Director	March 3, 2009

By:	/s/ JAMES STAES James Staes	Director	March 3, 2009

By:	/s/ JOHN PARK John Park	Director	March 3, 2009

By:	/s/ TERRY SCHWAKOPF Terry Schwakopf	Director	March 3, 2009

By:	/s/ SCOTT YOON-SUK WHANG Scott Yoon-Suk Whang	Director	March 3, 2009

By	/s/ MIN J. KIM Min J. Kim	Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2009

By	/s/ ALVIN D. KANG Alvin D. Kang	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AT DECEMBER 31, 2008 AND 2007 AND

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

        CROWE HORWATH LLP

South Bend, Indiana

March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited Nara Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

        CROWE HORWATH LLP

South Bend, Indiana

March 3, 2009

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

	2008	2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$30,057	$40,147
Federal funds sold	19,000	9,000

Total cash and cash equivalents	49,057	49,147

Securities available for sale—at fair value	406,586	258,773
Loans held for sale—at the lower of cost or market	9,821	12,304
Loans receivable—net of allowance for loan losses (2008—$43,419; 2007—$20,035)	2,055,024	1,988,694
Federal Reserve Bank stock—at cost	2,320	2,253
Federal Home Loan Bank of San Fransico (FHLB) stock—at cost	19,935	15,441
Premises and equipment—net	11,987	11,254
Accrued interest receivable	8,168	9,348
Deferred tax assets, net	25,218	14,782
Customers’ liabilities on acceptances	10,427	7,663
Bank owned life insurance	23,349	22,908
Goodwill	2,509	2,159
Other intangible assets—net	1,627	2,242
Other assets	46,026	26,442

Total assets	$2,672,054	$2,423,410

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2008 AND 2007

	2008	2007
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$303,656	$364,518
Interest bearing:
Money market and other	306,478	260,224
Savings deposits	113,186	143,020
Time deposits of $100,000 or more	626,850	778,199
Other time deposits	588,433	287,385

Total deposits	1,938,603	1,833,346

FHLB borrowings	350,000	297,000
Subordinated debentures	39,268	39,268
Accrued interest payable	8,549	10,481
Acceptances outstanding	10,427	7,663
Other liabilities	35,254	13,472

Total liabilities	2,382,101	2,201,230

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—authorized 10,000,000 undesignated shares; issued and outstanding 67,000 and 0 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $1,000 per share at December 31, 2008 and 2007, respectively	67,000	—
Preferred stock discount	(4,664)	—
Common stock, $0.001 par value—authorized, 40,000,000 shares; issued and outstanding, 26,246,560 and 26,193,560 shares at December 31, 2008 and 2007, respectively	26	26
Common stock warrant	4,766	—
Capital surplus	82,077	79,974
Retained earnings	141,890	142,491
Accumulated other comprehensive loss, net	(1,142)	(311)

Total stockholders’ equity	289,953	222,180

Total liabilities and stockholders’ equity	$2,672,054	$2,423,410

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$151,172	$164,163	$144,349
Interest on securities	14,416	9,867	8,435
Interest on federal funds sold and other investments	1,340	1,743	3,047

Total interest income	166,928	175,773	155,831

INTEREST EXPENSE:
Interest on deposits	54,080	68,247	55,557
Interest on subordinated debentures	2,695	3,333	3,348
Interest on other borrowings	13,932	6,988	2,311

Total interest expense	70,707	78,568	61,216

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	96,221	97,205	94,615
PROVISION FOR LOAN LOSSES	48,825	7,530	3,754

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	47,396	89,675	90,861
NON-INTEREST INCOME:
Service charges on deposit accounts	7,379	7,023	6,081
International service fees	2,050	2,564	2,666
Loan servicing fees, net	2,057	1,988	1,833
Wire transfer fees	1,556	1,407	1,400
Net gains on sales of SBA loans	1,600	5,204	4,826
Net gains on sales of other loans	181	2,372	1,272
Net gains on sales of securities available for sale	860	27	92
Net losses on sales of OREO	(1,003)	—	—
Net valuation (losses) gains on interest rate swaps	(549)	132	(132)
Other than temporary impairment on securities available for sale	(1,713)	—	—
Other income and fees	1,575	1,856	1,231

Total non-interest income	13,993	22,573	19,269

NON-INTEREST EXPENSE:
Salaries and employee benefits	28,887	28,429	27,097
Occupancy	9,132	8,506	7,814
Furniture and equipment	2,829	2,724	2,269
Advertising and marketing	2,029	1,993	2,352
Data processing and communications	3,275	3,482	3,781
Professional fees	1,961	2,815	2,938
Other	8,896	8,501	7,676

Total non-interest expense	57,009	56,450	53,927

INCOME BEFORE INCOME TAX PROVISION	4,380	55,798	56,203
INCOME TAX PROVISION	1,625	22,599	22,397

NET INCOME	$2,755	$33,199	$33,806

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(474)	$—	$—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,281	$33,199	$33,806

EARNINGS PER COMMON SHARE:
Basic	$0.09	$1.27	$1.31
Diluted	$0.09	$1.25	$1.28

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2006	25,444,330	$25	$69,451	$81,016	$(3,738)
Stock options exercised	663,230	1	4,316
Tax benefit from stock options exercised			2,696
Stock-based compensation			1,476
Cash dividends declared ($ 0.11 per common share)				(2,844)
Comprehensive income:
Net income				33,806		$33,806
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					229	229
Change in unrealized gain (loss) on interest-only strips, net of tax					(13)	(13)
Change in unrealized gain (loss) on interest rate swaps, net of tax					206	206

Total comprehensive income						$34,228

BALANCE, DECEMBER 31, 2006	26,107,560	$26	$77,939	$111,978	$(3,316)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
	Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2007	26,107,560	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EIFT 06-5, net of tax of $140				194
Stock options exercised	86,000		500
Stock-based compensation			1,535
Cash dividends declared ($ 0.11 per common share)				(2,880)
Comprehensive income:
Net income				33,199		$33,199
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					1,415	1,415
Change in unrealized gain (loss) on interest-only strips, net of tax					(22)	(22)
Change in unrealized gain (loss) on interest rate swaps, net of tax					1,612	1,612

Total comprehensive income						$36,204

BALANCE, DECEMBER 31, 2007	26,193,560	$26	$79,974	$142,491	$(311)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred Stock	Preferred Stock Discount	Common Stock		Common Stock Warrants	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	$—	$—	26,193,560	$26	$—	$79,974	$142,491	$(311)
Issuance of 67,000 shares of TARP preferred stock	67,000	(4,766)
Stock options exercised			53,000			443
Stock-based compensation						1,660
Issuance of common stock warrant					4,766
Cash dividends accrued (5%)							(372)
Accretion of preferred stock discount		102					(102)
Cash dividends declared ($ 0.11 per common share)							(2,882)
Comprehensive income:
Net income							2,755		$2,755
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								(921)	(921)
Change in unrealized gain (loss) on interest-only strips, net of tax								—	—
Change in unrealized gain (loss) on interest rate swaps, net of tax								90	90

Total comprehensive income									$1,924

BALANCE, DECEMBER 31, 2008	$67,000	$(4,664)	26,246,560	$26	$4,766	$82,077	$141,890	$(1,142)

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,755	$33,199	$33,806
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	2,817	3,143	4,527
Stock-based compensation expense	1,660	1,535	1,476
Provision for loan losses	48,825	7,530	3,754
Other than temporary impairment on securities available for sale	1,713	—	—
Valuation adjustment of a loan held for sale	334	—	—
Valuation adjustment of OREO	229	—	—
Proceeds from sales of loans	43,873	131,654	82,532
Originations of loans held for sale	(39,790)	(123,592)	(82,529)
Net gains on sales of SBA and other loans	(1,781)	(7,576)	(6,098)
Net gains on sales of securities available for sale	(860)	(27)	(92)
Net losses on sales of OREO	1,003	—	—
Net valuation losses (gains) on interest rate swaps and caps	549	(132)	132
Increase in cash surrender value on bank owned life insurance	(441)	(920)	(473)
Net (gains) losses on sales of premises and equipment	10	(3)	284
FHLB stock dividends	(1,018)	(432)	(352)
Change in accrued interest receivable	1,180	(374)	(1,354)
Change in deferred income taxes	(9,884)	(482)	(620)
Change in other assets	(16,611)	(9,530)	(3,973)
Change in accrued interest payable	(1,932)	2,223	(497)
Change in other liabilities	(439)	(741)	648

Net cash provided by operating activities	32,192	35,475	31,171

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(133,210)	(360,950)	(296,749)
Proceeds from sales of commercial real estate loans	11,863	62,851	33,380
Purchase of premises and equipment	(3,454)	(1,875)	(6,146)
Purchase of securities available for sale	(269,977)	(158,443)	(39,885)
Proceeds from disposition of equipment	—	63	48
Proceeds from sales of OREO	1,838	—	—
Proceeds from sales of securities available for sale	76,135	38,269	35,743
Proceeds from matured or called securities held to maturity	—	1,000	—
Proceeds from paydowns and matured or called securities available for sale	65,692	26,605	16,418
Proceeds from matured term federal funds sold	—	—	7,000
Purchase of Federal Reserve Bank stock	(67)	—	(450)
Purchase of FHLB stock	(8,725)	(7,504)	(690)
Redemption of Federal Home Loan Bank stock	5,249	—	—
Purchase of bank owned life insurance	—	(6,875)	—
Net cash received from branch acquisition	2,555	—	—

Net cash used in investing activities	(252,101)	(406,859)	(251,331)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$102,258	$121,111	$185,749
Redemption of trust preferred securities	—	(8,000)	—
Issuance of trust preferred securities	—	8,000	—
Issuance of preferred stock, net of discount	62,234	—	—
Issuance of common stock warrant	4,766	—	—
Payments of cash dividends	(2,882)	(2,880)	(2,826)
Repayments of FHLB borrowings	(193,000)	(144,000)	(55,000)
Proceeds from FHLB borrowings	246,000	365,000	100,000
Tax benefit from stock options exercised	—	—	2,696
Proceeds from stock options exercised	443	500	4,317

Net cash provided by financing activities	219,819	339,731	234,936

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90)	(31,653)	14,776
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,147	80,800	66,024

CASH AND CASH EQUIVALENTS, END OF YEAR	$49,057	$49,147	$80,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$72,639	$76,345	$61,713
Income taxes paid	$16,174	$23,721	$23,798
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$6,039	$—	$—
Transfer from fixed assets to other assets	$—	$3	$81
Net transfer from loans receivable to loans held for sale	$12,016	$60,479	$25,364
Investment securities purchases pending future settlement	$21,449	$—	$—
Acquisition:
Fair value of non-cash assets acquired	$44	$—	$—
Fair value of deposits assumed	$2,999	$—	$—
Goodwill acquired	$350	$—	$—
Other intangible assets acquired	$50	$—	$—

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (“Nara Bancorp”) and its wholly owned subsidiaries, principally Nara Bank (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, Nara Real Estate Trust, which is a Maryland real estate investment trust that holds only loans secured by real estate. Nara Loan Center, a New Jersey corporation organized in 2000, was another subsidiary of the Bank until it was dissolved on April 22, 2008 after the acquisition of a branch office in New Jersey.

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

The Bank, previously a national association, converted to a California state-chartered bank on January 3, 2005, and maintains 21 branch operations and six loan production offices serving individuals and small to medium-sized businesses in the Los Angeles, Newark, New Jersey, Atlanta, Virginia, Dallas, Houston, Las Vegas and surrounding areas.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $22.0 million at December 31, 2008 and $10.9 million at December 31, 2007.

Securities—Securities are classified into one of two categories and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)	Securities not classified as held-to-maturity securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities are calculated using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers: (1) the financial condition and near term prospects of the issuer, (2) the length of time and extent that fair value has been less than cost, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Realized other than temporary impairment losses are calculated using the period end fair value of the specific security identified.

Derivative Financial Instruments and Hedging Transactions—As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Interest on loans is credited to income as earned and is accrued only if deemed collectible. A loan is placed on non-accrual status when it is 90 days or more delinquent, (unless it is well-secured and in the process of collection,) or if we believe that the collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income on non-accrual loans is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Nonrefundable fees, net of certain direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.

SBA Loans—Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loan Servicing Assets—The Company typically sells the guaranteed portion of the SBA loan and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The Company has capitalized $765 thousand, $2.2 million and $1.4 million of servicing assets during 2008, 2007 and 2006, respectively, and amortized $1.6 million, $1.7 million and $1.8 million during the years ended December 31, 2008, 2007 and 2006, respectively. The carrying amount of servicing assets was $3.6 million and $4.5 million at December 31, 2008 and 2007, respectively.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB statement No. 140. The Company adopted the Statement as of January 1, 2007. SFAS No. 156 requires separately recognized servicing assets and servicing

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities to be initially measured at fair value and permitted the Company to elect measurement of servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, or to continue to amortize the servicing assets over the loan service period with periodic impairment assessments. The Company elected to continue to amortize its servicing assets related to SBA loan servicing.

Management periodically evaluates servicing assets for impairment. At December 31, 2008, the fair value of servicing assets was determined using a weighted-average discount rate of 7.4% and prepayment speed of 15.7%. At December 31, 2007, the fair value of servicing assets was determined using a weighted-average discount rate of 11.1% and prepayment speed of 16.3%. For purposes of measuring impairment, servicing assets are stratified by loan type. An impairment is recognized if the carrying value of servicing assets exceeds the fair value of the stratum. The fair values of servicing assets were approximately $5.0 million and $5.1 million at December 31, 2008 and 2007, respectively, on serviced loans totaling $273.8 million and $299.8 million at December 31, 2008 and 2007. No impairment charges were required in 2008, 2007, or 2006.

The estimated annual amortization of servicing assets as of December 31, 2008, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2009	$770
2010	625
2011	502
2012	399
2013	312
Thereafter	1,039

$3,647

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

In addition, the Company is subject to periodic examination by its federal and state examiners, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Upon disposition of an impaired loan, any unpaid balance is charged off to the allowance for loan losses.

Federal Home Loan Bank (FHLB) Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Other Real Estate Owned— Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. The carrying amount of other real estate owned was $3.0 million and $0 at December 31, 2008 and 2007.

Goodwill and Intangible Assets—The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Additionally, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. The Company tested goodwill for impairment as of December 31, 2008 and 2007 noting no impairment of recorded goodwill.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings per Share (“EPS”)—Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2008 or 2007.

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

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, disclosures about segment information, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.

Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The impact of adoption of this standard is dependent on future business combinations the Company may enter into.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of stockholders’ equity within the consolidated statement of financial condition. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company does not expect the adoption of FAS No. 160 to have a significant impact on its consolidated results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

2. SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale at December 31:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
GSE bonds	$46,901	$447	$(27)	$47,321
GSE collateralized mortgage obligations	126,840	360	(3,279)	123,921
GSE mortgage-backed securities	225,144	2,991	(360)	227,775
Corporate notes	4,444	—	(2,292)	2,152

Total debt securities	403,329	3,798	(5,958)	401,169
Mutual funds	5,462	—	(45)	5,417

	$408,791	$3,798	$(6,003)	$406,586

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
GSE bonds	$37,120	$5	$(27)	$37,098
GSE collateralized mortgage obligations	108,576	341	(991)	107,926
GSE mortgage-backed securities	102,044	959	(403)	102,600
Asset-backed securities	1,815	—	—	1,815
Corporate notes	4,429	—	(517)	3,912

Total debt securities	253,984	1,305	(1,938)	253,351
Mutual funds	5,462	—	(40)	5,422

	$259,446	$1,305	$(1,978)	$258,773

*	As of December 31, 2008 and 2007, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

For the years ended December 31, 2008, 2007 and 2006, proceeds from sales of securities available for sale amounted to $76.1 million, $38.3 million and $35.7 million, respectively. Gross realized gains from the sales of securities available for sale amounted to $866 thousand, $42 thousand and $206 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. Gross realized losses from sales amounted to $10 thousand, $15 thousand and $114 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. We also recognized $4 thousand, $0 and $0 in gains from called securities, options on which were exercised by issuers on $20.1 million, $0 and $0 of callable agency securities, for the years ended December 31, 2008, 2007 and 2006.

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after ten years	51,345	49,473
GSE collaterized mortgage obligations	126,840	123,921
GSE mortgage-backed securities	225,144	227,775

	$403,329	$401,169

Securities with carrying values of approximately $245.1 million and $202.4 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

At December 31, 2008:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	3	$8,966	$(27)	—	$—	$—	3	$8,966	$(27)
GSE collaterized mortgage obligations	9	58,462	(777)	13	44,516	(2,502)	22	102,978	(3,279)
GSE mortgage-backed securities	11	46,918	(211)	7	5,448	(149)	18	52,366	(360)
Corporate notes	—	—	—	1	2,152	(2,292)	1	2,152	(2,292)
Mutual funds	n/a	5,417	(45)	n/a	—	—	n/a	5,417	(45)

	23	$119,763	$(1,060)	21	$52,116	$(4,943)	44	$171,879	$(6,003)

At December 31, 2007:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	—	$—	$—	9	$25,365	$(27)	9	$25,365	$(27)
GSE collaterized mortgage obligations	8	54,521	(467)	9	10,983	(524)	17	65,504	(991)
GSE mortgage-backed securities	3	17,908	(70)	10	14,738	(333)	13	32,646	(403)
Corporate notes	1	3,912	(517)	—	—	—	1	3,912	(517)
Mutual funds	—	—	—	n/a	5,422	(40)	n/a	5,422	(40)

	12	$76,341	$(1,054)	28	$56,508	$(924)	40	$132,849	$(1,978)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the second quarter 2008, we received a downgrade notification from one of the rating agencies on a non-agency asset-backed security. The downgrade reduced the credit rating from investment grade to substantially below investment grade, requiring an OTTI charge of $1.7 million to write down the security value to zero. We have no other non-agency asset-backed securities in portfolio. The corporate notes consist of one bond with an amortized cost of $4.4 million and an unrealized loss of $2.3 million at December 31, 2008. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at December 31, 2008 as the investment is

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at December 31, 2008.

Except as noted above, we consider the losses on our investments in an unrealized loss position at December 31, 2008 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intent and ability to hold these securities until maturity, full principal repayment or full recovery of the market value decline.

3. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2008	2007
	(In thousands)
Commercial loans	$598,556	$605,553
Real estate loans	1,472,872	1,369,826
Consumer and other loans	28,520	34,809

	2,099,948	2,010,188
Unamortized net deferred loan fees	(1,505)	(1,459)
Allowance for loan losses	(43,419)	(20,035)

Loans receivable—net	$2,055,024	$1,988,694

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)
Balance, beginning of year	$20,035	$19,112	$17,618
Provision for loan losses	48,825	7,530	3,754
Loans charged off	(25,693)	(7,448)	(3,661)
Recoveries of charge-offs	252	841	1,401

Balance, end of year	$43,419	$20,035	$19,112

At December 31, 2008 and 2007, the Company had classified $50.3 million and, $18.3 million, respectively, of its commercial and real estate loans as impaired, with specific loss allowances of $15.0 million and $3.1 million, respectively. $27.7 million of the total impaired loans were commercial real estate loans at December 31, 2008, compared to $10.3 million at December 31, 2007. Specific loss allowances related to such commercial real estate loans were $5.4 million at December 31, 2008, compared to $238 thousand at December 31, 2007.

The average recorded investment in impaired loans during the years ended December 31, 2008, 2007 and 2006 was $36.6 million, $5.9 million and $4.5 million, respectively. Interest income of $84 thousand, $241 thousand and $368 thousand was recognized on impaired loans during the years ended December 31, 2008, 2007 and 2006, respectively, all of which was received in cash.

At December 31, 2008, loans classified as Trouble Debt Restructurings totaled $9.4 million, of which $6.1 million was on non-accrual status and $3.3 million was on accrual status. At December 31, 2007, loans classified

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as Trouble Debt Restructurings totaled $1.3 million, of which $539 thousand was on non-accrual status and $765 thousand was on accrual status. As of December 31, 2008 and 2007 the Company did not have any outstanding commitments to extend additional funds to these borrowers.

At December 31, 2007 and 2006, the Company had classified $18.3 and $3.1 million, respectively, of its commercial and real estate loans as impaired, with specific loss allocations of $3.1 million and $1.7 million, respectively. There were no impaired loans without specific loss allocations.

At December 31, 2008, non-accrual loans totaled $37.6 million, compared to $16.6 million at December 31, 2007. At December 31, 2008 and 2007, there were no loans past due more than 90 days and still accruing interest.

For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent incurred losses.

The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grades, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the portfolio.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances for the following factors that have a bearing on the loss content in the portfolio.

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

•	Changes in the quality of our loan review system and the degree of oversight by the Board of Directors.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Transfer risk on cross-border lending activities.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

Excluding specific loss allowances, the allowance for loan losses on the non-impaired loan portfolio was 1.39% of non-impaired loans at December 31, 2008, compared to 0.85% of non-impaired loans at December 31, 2007.

At December 31, 2008 and 2007 non-impaired commercial real estate loans, amounting to $1.44 billion and $1.36 billion, respectively, had allocated loss allowances of $18.8 million and $12.3 million, respectively. The allowance for loan losses on the non-impaired commercial real estate loans was 1.31% at December 31, 2008, compared to 0.91% at December 31, 2007.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no loans to executive officers, directors and related parties of the Bank and its affiliates for the years ended December 31 2008 and 2007.

4. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2008	2007
	(In thousands)
Furniture, fixtures and equipment	$12,252	$11,128
Leasehold improvements	13,290	11,416

	25,542	22,544
Accumulated depreciation and amortization	(13,555)	(11,290)

	$11,987	$11,254

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $2.8 million, $2.5 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

In October 1998, the Company purchased a branch of Korea Exchange Bank of New York (“KEBNY”) and recorded goodwill of $1.1 million and a core deposit intangible of $881 thousand. Through December 31, 2001, the goodwill and core deposit intangible were being amortized over estimated useful lives of 15 and 10 years, respectively. The goodwill was being amortized on a straight-line basis, and the core deposit intangible was being amortized on an accelerated basis. On January 1, 2002, the Company adopted SFAS No. 142, and as a result, no longer amortizes goodwill but tests it at least annually for impairment. The Company will continue to amortize the core deposit intangible on an accelerated basis over its original estimated useful life of 10 years.

In November 2002, the Company purchased certain loans and deposits from Industrial Bank of Korea New York (“IBKNY”) and recorded a core deposit intangible of $1.2 million. The Company is amortizing the core deposit intangible over an estimated useful life of 10 years on an accelerated basis.

In August 2003, the Company purchased Asiana Bank (“Asiana”) at a price of $8.0 million in common stock, and recorded goodwill of approximately $1.3 million and a core deposit intangible of $1.0 million. The Company is amortizing the core deposit intangible over an estimated useful life of 10 years on an accelerated basis.

In October 2003, the Company purchased certain loans and deposits from Korea Exchange Bank’s Broadway branch in New York (“KEB, Broadway”) and recorded a core deposit intangible of approximately $2.7 million, which is being amortized over an estimated useful life of 10 years on an accelerated basis.

In February 2008, the Company purchased a branch located in New Jersey from a New Jersey-based financial institution (“Provident”) and recorded goodwill of $350 thousand and a core deposit intangible of $50 thousand. The Company is amortizing the core deposit intangible over an estimated useful life of 1 year on a straight line basis.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the Company’s intangible assets at December 31:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Goodwill:
Goodwill—KEBNY	$1,117	$(242)	$1,117	$(242)
Goodwill—Asiana	1,284	—	1,284	—
Goodwill—Provident	350	—	—	—

Total	$2,751	$(242)	$2,401	$(242)

Intangible assets:
Core deposit—KEBNY	$881	$(881)	$881	$(871)
Core deposit—IBKNY	1,187	(862)	1,187	(717)
Core deposit—Asiana	1,018	(689)	1,018	(563)
Core deposit—KEB, Broadway	2,726	(1,762)	2,726	(1,419)
Core deposit—Provident	50	(41)	—	—

Total	$5,862	$(4,235)	$5,812	$(3,570)

For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense of approximately $665 thousand, $657 thousand and $690 thousand, respectively, related to core deposit intangibles.

The estimated annual amortization as of December 31, 2008, for each of the succeeding five fiscal years is indicated in the table below:

	2009	2010	2011	2012	2013
	(In thousands)
Core deposit—IBKNY	$143	$114	$37	$31	$—
Core deposit—Asiana	111	98	72	41	7
Core deposit—KEB, Broadway	323	296	199	122	24
Core deposit—Provident	9	—	—	—	—

Total	$586	$508	$308	$194	$31

The Company tested goodwill for impairment as of December 31, 2008, 2007 and 2006 and determined that there was no impairment.

6. DEPOSITS

Interest expense for time deposits for the years ended December 31 was as follows:

	2008	2007	2006
	($ in thousands)
Time deposits of $100,000 or more	$27,033	$40,207	$32,821
Other time deposits	13,863	12,772	11,507

Total	$40,896	$52,979	$44,328

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in time deposits of $100,000 or more were $200.0 million in California State Treasurer’s deposits at December 31, 2008 compared with $160.0 million at December 31, 2007. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2008 and 2007, securities with carrying values of approximately $242.0 million and $180.4 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

Brokered deposits of $294.3 million and $121.8 million are included in other time deposits at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities for time deposits were as follows:

Year Ended December 31

(In thousands)
2009	$1,172,240
2010	41,227
2011	1,745
2012	69
2013	2

$1,215,283

7. FHLB BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $543.2 million at December 31, 2008. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral with the FHLB equal to at least 100% of outstanding advances.

At December 31, 2008 and December 31, 2007, real estate secured loans with a carrying amount of approximately $1.1 billion and $1.0 billion, respectively, were pledged as collateral for borrowings from the FHLB. At December 31, 2008 and December 31, 2007, in addition to our FHLB stock, securities with carrying values of $0 and $17.1 million, respectively, were pledged as collateral for borrowings from the FHLB.

At December 31, 2008 and December 31, 2007, FHLB borrowings were $350 million and $297 million, respectively, had a weighted average interest rate of 3.70% and 4.16%, respectively, and had various maturities through September 2016. At December 31, 2008, $215 million of the advances were putable advances with various putable dates and strike prices. During 2008, the Bank obtained $246 million of additional FHLB advances, and repaid $193 million during the same period. The new advances have a weighted average cost of 2.91% with average remaining maturities of 2.6 years. The cost of FHLB borrowings as of December 31, 2008 ranged between 0.68% and 4.63%. At December 31, 2008, the Company had a remaining borrowing capacity of $193.2 million.

On July 1, 2008, the Company was advised by the FHLB-SF that its request for an unsecured line of credit, with overnight terms, had been approved. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousand)
Due within one year	$50,000	$234,000
Due after one year through five years	215,000	116,000
Due after five years through ten years	85,000	—

	$350,000	$350,000

8. SUBORDINATED DEBENTURES

At December 31, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The subordinated Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 15, 2009 with respect to Nara Capital Trust III, January 7, 2009 with respect to Nara Statutory Trust IV, March 17, 2009 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI, unless certain events have occurred.

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

The Company redeemed the debentures on March 26, 2007, the earliest redemption date allowed under the indenture. The floating rate Trust Preferred Securities of Trust II were redeemed at par, plus payment of any accrued and unpaid distributions at the redemption date. The Company had incurred $271 thousand in issuance costs, of which $228 thousand remained unamortized at December 31, 2006 and was recognized as an expense during the first quarter of 2007.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of trust preferred securities and debentures at December 31, 2008:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/08	Maturity Date
	(Dollars in Thousands)
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	5.15%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	7.67%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	4.82%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	3.65%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The first offering was completed on March 28, 2001 and raised $10 million through Trust I, as part of a pooled offering with several other financial institutions. The trust preferred securities bear a 10.18% per annum fixed rate of interest payable semiannually for a 30-year term. The Company incurred $344 thousand in issuance costs, which are being amortized over the term of these securities.

The third offering was completed on June 5, 2003 and raised $5 million through Trust III, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about March 13, June 13, September 13, and December 13 during the 30-year term based on the three-month London Interbank Offered Rate plus 3.15% and is paid quarterly. For the period beginning on December 15, 2008 through March 14, 2009, the trust preferred securities bear an interest rate of 5.14625% per annum. The Company incurred $125 thousand in issuance costs, which are being amortized over the term of these securities.

The fourth offering was completed on December 22, 2003 and raised $5 million through Trust IV, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about January 13, April 13, July 13, and October 13 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.85% and is paid quarterly. For the period beginning on October 9, 2008 through January 6, 2009, the trust preferred securities bear an interest rate of 7.66875% per annum. The Company incurred $85 thousand in issuance costs, which are being amortized over the term of these securities.

The fifth offering was completed on December 17, 2003 and raised $10 million through Trust V, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about March 15, June 15, September 15, and December 15 during the 30-year term based on the three-month London Interbank Offered Rate plus 2.95% and is paid quarterly. For the period beginning on December 17, 2008 through March 16, 2009, the trust preferred securities bear an interest rate of 4.82125% per annum. The Company incurred $90 thousand in issuance costs, which are being amortized over the term of these securities.

The sixth offering was completed on March 22, 2007 and raised $8 million through Trust VI, as part of a pooled offering with several other financial institutions. The interest rate is adjusted quarterly on or about March 14, June 14, September 14, and December 14 during the 30-year term based on the three-month London Interbank Offered Rate plus 1.65% and is paid quarterly. For the period beginning on December 14, 2008 through March 16, 2009, the trust preferred securities bear an interest rate of 3.64625% per annum. The Company incurred no issuance costs related to the offering of Trust VI.

The Company’s investment in the common stock of the issuer trusts of $1.5 million and $1.7 million at December 31, 2008 and 2007, respectively, is included in other assets.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in Tier 1 capital of bank holding companies. However, under the final rule, trust preferred securities will be subject to stricter quantitative limits. The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period ending March 31, 2009, for application of the new quantitative limits. At December 31, 2008 and 2007, $38.0 million of the subordinated debentures was included in Tier 1 capital.

9. INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2008
Federal	$8,656	$(6,932)	$1,724
State	2,854	(2,953)	(99)

	$11,510	$(9,885)	$1,625

2007
Federal	$17,057	$(319)	$16,738
State	6,024	(163)	5,861

	$23,081	$(482)	$22,599

2006
Federal	$16,521	$(296)	$16,225
State	6,496	(324)	6,172

	$23,017	$(620)	$22,397

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2008 and 2007 are comprised of the following:

	2008	2007
	(In thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$20,215	$9,340
Net operating loss carryforward	2,799	3,112
Capital loss carryforward	612	1,154
Investment security provision	812	—
Lease expense	1,482	1,466
State tax deductions	540	1,202
Accrued compensation	343	254
Deferred compensation	658	614
Mark to market on loans held for sale	131	277
Depreciation	789	217
Other	201	440
Non-qualified stock option and restricted unit expense	1,653	1,043
Unrealized loss on securities available for sale	864	253
Amortization of intangibles	175	31

	31,274	19,403

Deferred tax liabilities:
FHLB stock dividends	(573)	(626)
Deferred loan costs	(2,087)	(2,275)
State taxes deferred and other	(2,010)	(1,092)
Prepaid expenses	(641)	(555)
Unrealied gain on interest rate swaps & caps	(109)	(49)
Unrealized gain on interest only strips	(24)	(24)

	(5,444)	(4,621)

Valuation allowance on capital loss carryforward	(612)	—

Net deferred tax assets:	$25,218	$14,782

At year end 2008, the Company had capital loss carryforwards of approximately $1.3 million which expire in 2010. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the Company would not realize an additional $1.3 million of capital gains to offset the remaining capital loss carryforward. Therefore, as of December 31, 2008, a valuation allowance of $612 thousand was recorded against the remaining capital loss of $1.3 million.

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2008	2007	2006
Statutory tax rate	35%	35%	35%
State taxes-net of federal tax benefit	(1)	7	7
CRA investment tax credit	(9)	(1)	(1)
Valuation allowance	14	—	—
Other	(2)	—	(1)

	37%	41%	40%

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(In thousands)
2008
Nara Ownership Change	$83	2009	$83	$124	2013	$83
Korea First Bank of New York	5,464	2019	497	—		—
Asiana	2,189	2013	348	723	2011	348

Total	$7,736		$928	$847		$431

2007
Nara Ownership Change	$166	2009	$83	$124	2011	$83
Korea First Bank of New York	5,960	2019	497	—		—
Asiana	2,537	2013	348	723	2009	348

Total	$8,663		$928	$847		$431

For the 2008 and 2009 tax years, the state of California suspended the utilization of Net Operating Losses (“NOLs”). Suspended NOLs for 2008 and 2009 will be allowed additional carryover periods of two years and one year, respectively.

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under examination by the California Franchise Tax Board for the 2005 and 2006 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2008	2007
	(In thousands)
Balance at January 1,	$262	$362
Additions based on tax positions related to the current year	134	46
Reductions due to the expiration of the statute of limitations	(44)	(146)

Balance at December 31,	$352	$262

The total amount of unrecognized tax benefits was $262 thousand at January 1, 2008 and $352 thousand at December 31, 2008 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $262 thousand and $352 thousand at January 1, 2008 and December 31, 2008. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $47 thousand and $25 thousand for interest and penalties accrued at December 31, 2008 and 2007, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. STOCK BASED INCENTIVE PLANS

The Company has a stock based incentive plan, the 2007 Nara Bancorp, Inc. Equity Incentive Plan (“2007 Plan”). The 2007 Plan, which was approved by our stockholders on May 31, 2007, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).

The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of Plan participants with those of the Company’s stockholders. The exercise price for the shares underlying each award is the fair market value (“FMV”) on the date the award is granted. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). There is no minimum exercise price prescribed for performance shares and restricted stock awarded under the 2007 Plan.

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

The 2007 Plan reserves 1,300,000 shares for issuance. The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The Company authorized 1,300,000 shares under the 2007 Plan; 1,257,800 shares were available for future grants as of December 31, 2008.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted in 2006 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2006
Risk-free interest rate	4.8%
Expected option life (years)	6.6
Expected stock price volatility	40.0%
Dividend yield	0.6%
Weighted average fair value of options granted during the period	$8.31

For the years ended December 31, 2008 and 2007, no stock options were granted.

A summary of stock option activity under the Plan for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2008	1,296,250	$12.30
Granted	—	—
Exercised	(53,000)	8.37
Forfeited/canceled	(190,000)	16.45

Outstanding—December 31, 2008	1,053,250	$11.74	5.11	$1,222,743

Options exercisable—December 31, 2008	903,250	$10.86	4.78	$1,222,743
Unvested options expected to vest after December 31, 2008	115,407	$17.11	7.15	$—

The aggregate intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $71 thousand, $1.0 million and $8.0 million, respectively. The tax benefit realized for options exercised for the years ending December 31, 2008, 2007 and 2006 was $0, $0 and $2.7 million, respectively.

A summary of restricted unit activity under the Plan for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2008	109,870	$17.70
Granted	34,200	11.99
Vested	—	—
Forfeited/canceled	(15,950)	16.42

Outstanding—December 31, 2008	128,120	$16.34	8.14	$1,259,420

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount charged against income, before income tax benefit of $552 thousand, $545 thousand and $498 thousand, in relation to the stock-based payment arrangements was $1.7 million, $1.5 million and $1.5 million for 2008, 2007 and 2006, respectively. At December 31, 2008, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $1.1 million, and is expected to be recognized over a weighted average period of 1.25 years.

The estimated annual stock-based compensation as of December 31, 2008 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
For the year ended December 31:
2009	$814
2010	224
2011	20

Total	$1,058

11. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allowed key executives of the Company additional deferment of their compensation. The deferred compensation plans still in effect were amended in 2007 to be in compliance with the new IRC §409 (A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2008 and 2007 amounted to $1.7 million and $1.8 million, respectively, which are included in other liabilities. Interest expense recognized under the deferred compensation plan totaled $133 thousand, $135 thousand and $169 thousand for 2008, 2007 and 2006, respectively.

In 2008, the Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the current named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). The Company did not meet the required performance goals, and thus the Company did not incur any liabilities or expense under the LTIP for 2008.

The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan. The Company has also purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Bank will be paid to beneficiaries named by the directors and officers. However, upon separation of service, all death benefits accrue to the Company.

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $623 thousand, $611 thousand and $402 thousand for 2008, 2007 and 2006, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased no shares of its common stock for the ESOP in 2008 and 2007. The Company purchased 37,200 shares of its common stock for the ESOP in 2006. The Company’s contribution and expense to the ESOP was approximately $0, $0 and $715 thousand for 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the ESOP held 176,646 and 192,612 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2008, 2007 and 2006, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 15,966, 25,372 and 1,380 shares, respectively. During 2008, 2007 and 2006, 0, 0 and 320 shares were added to the ESOP plan from dividend reinvestments.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2008, the future minimum rental commitments under these leases and other operating leases are as follows:

(In thousands)
2009	$7,006
2010	6,636
2011	6,081
2012	5,982
2013	5,721
Thereafter	19,332

$50,758

Operating lease expense recorded under such leases in 2008, 2007 and 2006 amounted to approximately $5.8 million, $5.8 million and $ 5.4 million, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel, including the shareholder derivative lawsuit discussed in Item 3. Legal Processing, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2008 and 2007, the Company did not record any accrued liability for litigation settlements.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.

Commitments at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)
Commitments to extend credit	$200,170	$224,837
Standby letters of credit	9,354	15,231
Other commercial letters of credit	17,183	18,552

	$226,707	$258,620

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2008 and 2007.

13. FAIR VALUE

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired Loans

The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These are considered Level 2 inputs. For the loan’s collateral for which observable market prices are not available, fair value is estimated using discount cash flow models. These are considered Level 3 inputs.

Derivatives

The fair value of our derivative financial instruments, including interest rate swaps, is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$406,586	$—	$406,586	$—
Impaired loans with specific loss allocations	18,177	—	2,667	15,510
Liabilities:
Derivatives—Interest rate swaps	(857)	—	(857)	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans and using discounted cash flow models for other loans, had a carrying amount of $33.1 million, with a valuation allowance of $15.0 million as of December 31, 2008, resulting in an additional provision for loan losses of $11.9 million for the year ended December 31, 2008.

Fair value adjustments for interest rate swaps resulted in net expense of $549 thousand for the year ended December 31, 2008.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at years ended December 31 were as follows:,

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(In thousands)
Fiancial Assets:
Cash and cash equivalents	$49,057	$49,057
Loans held for sale	9,821	10,098
Loans receivable—net	2,055,024	2,072,260
Federal Reserve Bank stock	2,320	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	8,168	8,168
Customers’ liabilities on acceptances	10,427	10,427

Financial Liabilities:
Noninterest-bearing deposits	$(303,656)	$(303,656)
Saving and other interest bearing demand deposits	(419,664)	(419,664)
Time deposits	(1,215,283)	(1,224,114)
Borrowings from Federal Home Loan Bank	(350,000)	(369,872)
Subordinated debentures	(39,268)	(32,188)
Accrued interest payable	(8,549)	(8,549)
Bank’s liabilities on acceptances outstanding	(10,427)	(10,427)

	December 31, 2007
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$49,147	$49,147
Securities available for sale	258,773	$258,773
Loans held for sale	12,304	12,893
Loans receivable—net	1,988,694	1,989,156
Federal Reserve Bank stock	2,253	N/A
Federal Home Loan Bank stock	15,441	N/A
Accrued interest receivable	9,348	9,348
Customers’ liabilities on acceptances	7,663	7,663

Financial Liabilities:
Noninterest-bearing deposits	$(364,518)	$(364,518)
Saving and other interest bearing demand deposits	(403,244)	(403,244)
Time deposits	(1,065,584)	(1,067,469)
Borrowings from Federal Home Loan Bank	(297,000)	(302,157)
Subordinated debentures	(39,268)	(40,176)
Accrued interest payable	(10,481)	(10,481)
Bank’s liabilities on acceptances outstanding	(7,663)	(7,663)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methods and assumptions used to estimate fair value are described as follows.

The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s and Bank’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of loans held for sale is based on market quotes. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or Federal Home Loan Bank stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2008 and 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

On November 21, 2008 the Company received $67 million from the U.S. Treasury through its TARP capital purchase plan and issued 67,000 shares of cumulative preferred stock. The preferred stock will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares are callable by the Company at par after three years if the repurchase is made with proceeds of a new offering or placement of common equity or of certain preferred stock treated as Tier 1 capital under applicable Federal banking regulations.

In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant is ten years.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the earlier of the third anniversary of the closing date and the date on which the preferred shares have been redeemed in whole or the investor has transferred all of the preferred shares to third parties which are not affiliates of the investor, neither the Company nor any Company subsidiary shall, without the consent of the investor, declare or pay any dividend or make any distribution on its common stock (other than (A) regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (B) dividends payable solely in shares of common stock and (C) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan).

The preferred stock issued qualifies as Tier 1 capital, increasing the capital ratios compared to December 31, 2007.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total capital
(to risk-weighted assets):
Company	$353,458	15.6%	$181,733	8.0%	N/A	N/A
Bank	$347,980	15.3%	$181,481	8.0%	$226,852	10.0%
Tier I capital
(to risk-weighted assets):
Company	$324,914	14.3%	$90,866	4.0%	N/A	N/A
Bank	$319,435	14.1%	$90,741	4.0%	$136,111	6.0%
Tier I capital
(to average assets):
Company	$324,914	12.6%	$103,053	4.0%	N/A	N/A
Bank	$319,435	12.4%	$102,800	4.0%	$128,500	5.0%

As of December 31, 2007:
Total capital
(to risk-weighted assets):
Company	$276,009	12.8%	$172,814	8.0%	N/A	N/A
Bank	$266,157	12.3%	$172,553	8.0%	$215,692	10.0%
Tier I capital
(to risk-weighted assets):
Company	$255,863	11.8%	$86,407	4.0%	N/A	N/A
Bank	$246,011	11.4%	$86,277	4.0%	$129,415	6.0%
Tier I capital
(to average assets):
Company	$255,863	10.8%	$95,044	4.0%	N/A	N/A
Bank	$246,011	10.4%	$94,941	4.0%	$118,676	5.0%

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. Under these limitations, during 2009, the Bank could pay dividends of up to $39.2 million plus 2009 net income to the holding company.

15. EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, expcet share and per share data)
2008
Net income as reported	$2,755
Less: preferred stock dividends and accretion of preferred stock discount	(474)

Basic EPS—common stock	$2,281	26,200,344	$0.09

Effect of dilutive securities:
Stock options	—	219,189

Diluted EPS—common stock	$2,281	26,419,533	$0.09

2007
Basic EPS—common stock	$33,199	26,168,176	$1.27

Effect of dilutive securities:
Stock options	—	335,457

Diluted EPS—common stock	$33,199	26,503,633	$1.25

2006
Basic EPS—common stock	$33,806	25,786,700	$1.31

Effect of dilutive securities:
Stock options	—	530,708

Diluted EPS—common stock	$33,806	26,317,408	$1.28

Stock options for 440,000, 410,000 and 150,000 shares of common stock that could potentially dilute earnings per share in the future were not considered in computing diluted earnings per common share for 2008, 2007 and 2006, respectively, because to do so would have been anti-dilutive for the periods.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2008	2007	2006
	(In thousands)
Unrealized holding gains (losses) on securities available-for sale and interest only strips	$(2,385)	$2,303	$475
Other than temporary impairment on securities available for sale	1,713	—	—
Reclassification adjustments for (gains) losses realized in income	(860)	(27)	(92)

Net unrealized gain (loss)	(1,532)	2,276	383
Tax expense (benefit)	(611)	883	167

Net of tax amount	$(921)	$1,393	$216
Change in fair value of the effective portion of derivatives used for cash flow hedges	$289	$1,481	$(1,188)
Reclassification adjustment for (gains) losses realized for the ineffective portion of swaps and caps and discontinued hedge positions	(140)	(66)	189
Reclassification adjustments for (gains) losses realized in income for swaps and caps	1	1,272	1,342

Net unrealized gain (loss)	150	2,687	343
Tax expense (benefit)	60	1,075	137

Net of tax amount	$90	$1,612	$206

Total other comprehensive income (loss)	$(831)	$3,005	$422

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Under the interest rate swap agreements that the Company had entered into as of December 31, 2007, the Company received a fixed rate and paid a floating rate. The interest rate swaps qualified as cash flow hedges for accounting purposes, and effectively fixed the interest rate received on the variable rate loans indexed to Prime as of December 31, 2007. As of December 31, 2007, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a gain of $122 thousand (net of tax of $73 thousand). During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247 thousand, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swaps. $84 thousand, net of tax of $56 thousand, was recognized into income during 2008.

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, for the next two years. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133,

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized currently in earnings. As of December 31, 2008, the fair value of the outstanding interest rate swaps was $(857 thousand).

Interest rate swap information at December 31, 2008 and 2007 is summarized as follows:

(In thousands)
		December 31, 2008		Fair Value
Notional Amount	Floating Rate	Fixed Rate	Maturity Date
	(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)

$50,000				$(857)

(In thousands)
	Floating Rate	December 31, 2007		Fair Value	Unrealized Gain (Loss)
Notional Amount		Fixed Rate	Maturity Date
$20,000	H.15 Prime[1]	6.58%	10/09/2009	$12	$12
20,000	H.15 Prime[1]	7.03%	10/09/2012	53	53
10,000	H.15 Prime[1]	6.83%	12/17/2009	57	57

$50,000				$122	$122

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2008
Interest income	$44,360	$41,787	$41,690	$39,091
Interest expense	19,750	17,631	16,937	16,389

Net interest income before provision for loan losses	24,610	24,156	24,753	22,702
Provision for loan losses	4,993	9,652	6,180	28,000

Net interest income after provision for loan losses	19,617	14,504	18,573	(5,298)
Non-interest income	4,599	3,325	4,011	2,058
Non-interest expense	14,431	14,840	13,991	13,747

Income (loss) before income tax provision	9,785	2,989	8,593	(16,987)
Income tax provision (benefit)	4,012	1,136	3,611	(7,134)

Net income (loss)	$5,773	$1,853	$4,982	$(9,853)

Dividends and discount accretion on preferred stock	$0	$0	$0	$(474)

Net income (loss) available to common stockholders	$5,773	$1,853	$4,982	$(10,327)

Basic earnings (loss) per common share	$0.22	$0.07	$0.19	$(0.39)
Diluted earnings (loss) per common share	$0.22	$0.07	$0.19	$(0.39)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fluctuation in net income (loss) in the fourth quarter is mainly attributed to the increase in provision for loan losses, which is related to the deterioration in asset quality we experienced during the period. Non-performing loans increased by $7.1 million to $37.6 million at December 31, 2008 from $30.5 million at September 30, 2008. Net loan charge-offs during fourth quarter 2008 were $12.4 million, compared to $6.3 million during third quarter 2008.

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2007
Interest income	$40,792	$43,076	$45,566	$46,339
Interest expense	18,057	18,866	20,431	21,214

Net interest income before provision for loan losses	22,735	24,210	25,135	25,125
Provision for loan losses	980	1,350	1,550	3,650

Net interest income after provision for loan losses	21,755	22,860	23,585	21,475
Non-interest income	4,604	6,111	5,890	5,968
Non-interest expense	13,946	14,063	14,585	13,856

Income before income tax provision	12,413	14,908	14,890	13,587
Income tax provision	5,105	6,138	6,108	5,248

Net income	$7,308	$8,770	$8,782	$8,339

Basic earnings per common share	$0.28	$0.34	$0.34	$0.32
Diluted earnings per common share	$0.28	$0.33	$0.33	$0.32

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2008
Net interest income	$78,999	$4,429	$12,793	$96,221
Less provision for loan losses*	24,141	7,886	16,798	48,825
Non-interest income**	9,386	2,140	2,467	13,993

Net revenue (expense)	64,244	(1,317)	(1,538)	61,389
Non-interest expense	45,995	3,405	7,609	57,009

Income (loss) before income taxes	$18,249	$(4,722)	$(9,147)	$4,380

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,147,194	$182,821	$342,039	$2,672,054

*	The increases in the provision for loan losses for all segments during 2008 are due to the increases in delinquency in the loan portfolio originated in the segments.
**	The decrease in non-interest income for the SBA segment during 2008 is due to the decrease in net gains on sales of SBA loans, as a result of reduced volumes of SBA loan originations and sales along with lower margins on these sales, and a loss of $1.0 million on sales of other real estate owned.

	Business Segment
	Banking Operations	TFS	SBA	Company

	(Dollars in Thousands)
2007
Net interest income	$74,601	$6,511	$16,093	$97,205
Less provision for loan losses*	3,840	2,040	1,650	7,530
Non-interest income	11,452	2,717	8,404	22,573

Net revenue	82,213	7,188	22,847	112,248
Non-interest expense	45,624	3,742	7,084	56,450

Income before income taxes	$36,589	$3,446	$15,763	$55,798

Goodwill	$2,159	$—	$—	$2,159

Total assets	$1,859,315	$194,574	$369,521	$2,423,410

*	The increase in the provision for loan losses for Trade Finance Services (TFS) in 2007 is due to a commerical loan totaling $3.5 million that was on non-accrual status as of December 31, 2007. The loan was collateralized by business assets.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Business Segment
	Banking Operations	TFS	SBA	Company

	(Dollars in Thousands)
2006
Net interest income	$72,018	$7,267	$15,330	$94,615
Less provision for loan losses	2,477	92	1,185	3,754
Non-interest income	8,522	2,748	7,999	19,269

Net revenue	78,063	9,923	22,144	110,130
Non-interest expense	45,566	3,018	5,343	53,927

Income before income taxes	$32,497	$6,905	$16,801	$56,203

Goodwill	$2,159	$—	$—	$2,159

Total assets	$1,590,446	$172,228	$284,311	$2,046,985

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at December 31, 2008 and 2007 included SBA loans (principally, the unguaranteed portion) of $99.1 million and $103.3 million; commercial real estate loans of $198.7 million and $220.1 million; and commercial business loans of $14.4 million and $14.5 million, respectively.

20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(In thousands)
ASSETS:
Cash and cash equivalents	$1,178	$3,077
Other assets	6,266	7,013
Investment in bank subsidiary	323,145	252,330

TOTAL ASSETS	$330,589	$262,420

LIABILITIES:
Other borrowings	$39,268	$39,268
Accounts payable and other liabilities	1,368	972

Total liabilities	40,636	40,240
STOCKHOLDERS’ EQUITY	289,953	222,180

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,589	$262,420

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest income	$50	$25	$—
Interest expense	(2,695)	(3,333)	(3,349)
Dividends from bank subsidiary	2,000	—	—
Other income	—	3	—
Other operating expense	(1,352)	(1,754)	(1,221)
Equity in undistributed earnings of bank subsidiary	3,270	35,919	34,138

Income before income tax benefit	1,273	30,860	29,568
Income tax benefit	(1,482)	(2,339)	(4,238)

Net income	$2,755	$33,199	$33,806

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,755	$33,199	$33,806
Adjustments to reconcile net income to net cash from operating activities:
Amortization	156	411	31
Stock-based compensation expense	284	205	805
Change in other assets	591	(984)	(170)
Change in accounts payable and other liabilities	24	(1)	1
Equity in undistributed earnings of bank subsidiary	(3,270)	(35,919)	(34,138)

Net cash from operating activities	540	(3,089)	335

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	(67,000)	—	—

Net cash from investing activities	(67,000)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of trust preferred securities	—	(8,000)	—
Issuance of trust preferred securities	—	8,000	—
Issuance of TARP preferred stock, net of discount	62,234	—	—
Issuance of common stock warrant	4,766
Tax benefit from stock options exercised	—	—	2,696
Proceeds from stock options exercised	443	500	4,317
Payments of cash dividends	(2,882)	(2,880)	(2,826)

Net cash from financing activities	64,561	(2,380)	4,187

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,899)	(5,469)	4,522

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,077	8,546	4,024

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,178	$3,077	$8,546