Form 10-Q
period 2009-03-31
NARA BANCORP INC
filed 2009-05-11
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 26,256,960 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2009	December 31, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$44,705	$30,057
Federal funds sold	150,000	19,000

Total cash and cash equivalents	194,705	49,057
Securities available for sale, at fair value	430,219	406,586
Loans held for sale, at the lower of cost or fair value	10,965	9,821
Loans receivable, net of allowance for loan losses (March 31, 2009 - $50,504; December 31, 2008 - $43,419)	2,037,724	2,055,024
Federal Reserve Bank stock, at cost	2,320	2,320
Federal Home Loan Bank (FHLB) stock, at cost	19,935	19,935
Premises and equipment, net	11,749	11,987
Accrued interest receivable	8,276	8,168
Deferred tax assets, net	23,151	25,218
Customers’ liabilities on acceptances	7,771	10,427
Bank owned life insurance	23,402	23,349
Goodwill	2,509	2,509
Other intangible assets, net	1,474	1,627
Other assets	51,337	46,026

Total assets	$2,825,537	$2,672,054

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2009	December 31, 2008
	(Dollas in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$297,540	$303,656
Interest bearing:
Money market and other	364,297	306,478
Savings deposits	113,614	113,186
Time deposits of $100,000 or more	590,342	626,850
Other time deposits	732,519	588,433

Total deposits	2,098,312	1,938,603
Borrowings from Federal Home Loan Bank	350,000	350,000
Subordinated debentures	39,268	39,268
Accrued interest payable	9,273	8,549
Acceptances outstanding	7,771	10,427
Other liabilities	31,228	35,254

Total liabilities	2,535,852	2,382,101
STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate
Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,000,000 at March 31, 2009 and December 31, 2008, respectively	67,000	67,000
Preferred stock discount	(4,434)	(4,664)
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,256,960 and 26,246,560 shares at March 31, 2009 and December 31, 2008, respectively	26	26
Common stock warrant	4,766	4,766
Capital surplus	82,669	82,077
Retained earnings	137,643	141,890
Accumulated other comprehensive income (loss), net	2,015	(1,142)

Total stockholders’ equity	289,685	289,953

Total liabilities and stockholders’ equity	$2,825,537	$2,672,054

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three months ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$31,672	$40,364
Interest on securities	4,320	3,668
Interest on federal funds sold and other investments	49	328

Total interest income	36,041	44,360

INTEREST EXPENSE:
Interest on deposits	11,825	15,206
Interest on subordinated debentures	558	761
Interest on FHLB borrowings	3,237	3,783

Total interest expense	15,620	19,750

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	20,421	24,610
PROVISION FOR LOAN LOSSES	15,670	4,993

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,751	19,617

NON-INTEREST INCOME:
Service fees on deposit accounts	1,769	1,821
International service fees	420	445
Loan servicing fees, net	475	528
Wire transfer fees	352	364
Other income and fees	262	174
Net gains on sales of SBA loans	63	715
Net gains on sales of other loans	387	85
Net gains on sales of securities available for sale	785	467
Net losses on sales of OREO	(130)	—

Total non-interest income	4,383	4,599

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,443	7,636
Occupancy	2,426	2,163
Furniture and equipment	695	709
Advertising and marketing	457	550
Data processing and communications	901	830
Professional fees	678	532
Other	3,648	2,011

Total non-interest expense	15,248	14,431

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(6,114)	9,785
INCOME TAX PROVISION (BENEFIT)	(2,934)	4,012

NET INCOME (LOSS)	$(3,180)	$5,773

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,068)	$—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(4,248)	$5,773

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.16)	$0.22
Diluted	$(0.16)	$0.22

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Preferred Stock	Preferred Stock Discount			Common Stock Warrants			Accumulated Other Comprehensive Income (loss), net
			Common Stock			Capital Surplus	Retained Earnings		Comprehensive Income (loss)
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	$—	$—	26,193,560	$26	$—	$79,974	$142,491	$(311)
Stock-based compensation						593
Cash dividends declared ($ 0.0275 per common share)							(720)
Comprehensive income:
Net income							5,773		$5,773
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								(358)	(358)
Change in unrealized gain (loss) on interest-only strips, net of tax								(1)	(1)
Change in unrealized gain (loss) on interest rate swaps, net of tax								(73)	(73)

Total comprehensive income (loss)									$5,341

BALANCE, MARCH 31, 2008	$—	$—	26,193,560	$26	$—	$80,567	$147,544	$(743)

	Preferred Stock	Preferred Stock Discount			Common Stock Warrants			Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (loss)
			Common Stock			Capital Surplus	Retained Earnings
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$4,766	$82,077	$141,890	$(1,142)
Issuance of additional stocks pursuant to stock plans			10,400
Tax benefit from vested restricted stocks						14
Stock-based compensation						578
Cash dividends accrued (5%)							(837)
Accretion of preferred stock discount		230					(230)
Comprehensive income:
Net loss							(3,180)		$(3,180)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								3,172	3,172
Change in unrealized gain (loss) on interest-only strips, net of tax								6	6
Change in unrealized gain (loss) on interest rate swaps, net of tax								(21)	(21)

Total comprehensive income (loss)									$(23)

BALANCE, MARCH 31, 2009	$67,000	$(4,434)	26,256,960	$26	$4,766	$82,669	$137,643	$2,015

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,180)	$5,773
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization, net of discount accretion	763	695
Stock-based compensation expense	578	593
Provision for loan losses	15,670	4,993
Valuation adjustment of OREO	503	—
Proceeds from sales of loans	3,500	25,159
Originations of loans held for sale	(467)	(19,711)
Net gains on sales of SBA and other loans	(387)	(800)
Net change in bank owned life insurance	(53)	(188)
Net gains on sales of securities available for sale	(784)	(467)
Net losses on sales of OREO	130	—
Net valuation losses on interest rate swaps	116	307
FHLB stock dividends	—	(196)
Change in accrued interest receivable	(108)	334
Change in other assets	(3,444)	152
Change in accrued interest payable	724	(299)
Change in other liabilites	(343)	2,575

Net cash from (used in) operating activities	13,218	18,920

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(5,010)	(69,925)
Proceeds from sales of commercial real estate loans	—	2,976
Proceeds from sales of securities available for sale	43,712	24,076
Proceeds from sales of OREO	364	—
Purchase of premises and equipment	(447)	(658)
Purchase of securities available for sale	(90,590)	(101,512)
Purchase of Federal Reserve Bank stock	—	(8,529)
Proceeds from matured or called securities available for sale	26,181	32,019
Net cash received from acquisition of Provident Bank	—	2,555

Net cash used in investing activities	(25,790)	(118,998)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	159,709	18,004
Payment of cash dividends	(1,503)	(720)
Proceeds from FHLB borrowings	—	246,000
Repayment of FHLB borrowings	—	(150,000)
Tax benefit from performance units vested	14	—

Net cash provided by financing activities	158,220	113,284

NET CHANGE IN CASH AND CASH EQUIVALENTS	145,648	13,206

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,057	49,147

CASH AND CASH EQUIVALENTS, END OF PERIOD	$194,705	$62,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,896	$20,049
Income taxes paid	$75	$547

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$2,850	$—
Transfer from loan receivables to loans held for sale	$3,790	$2,891
Investment securities purchases pending future settlement	$18,281	$30,381
Acquisition:
Fair value of non-cash assets acquired		$44
Fair value of deposits assumed		$2,999
Goodwill acquired		$350
Other intangible assets acquired		$50

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). The Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005. It has branches in California, New York and New Jersey as well as Loan Production Offices in California, Georgia, New Jersey and Texas.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at March 31, 2009 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report on Form 10-K.

3. Stock-Based Compensation

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

ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period not less than one year from the grant date for performance-based awards and not less than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period.

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

The Company authorized 1,300,000 shares under the 2007 Plan; 1,217,800 shares were available for future grants as of March 31, 2009.

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

The fair value of each option granted for the three months ended March 31, 2009 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

For the three months ended March 31, 2008, no stock options were granted or exercised.

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	1,053,250	$11.74
Granted	40,000	8.64
Exercised	—	—
Forfeited	(60,000)	8.64

Outstanding - March 31, 2009	1,033,250	$11.80	5.35	$—

Options exercisable - March 31, 2009	883,250	$11.28	4.95	$—
Unvested options expected to vest after March 31, 2009	113,342	$15.00	7.69	$—

The following is a summary of restricted and performance unit activity under the Plan for the three months ended March 31, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	128,120	$16.34
Granted	—	—
Vested	(10,400)	11.97
Forfeited	(680)	18.38

Outstanding - March 31, 2009	117,040	$16.71	7.80	$344,098

The aggregate intrinsic value of performance units vested for the three months ended March 31, 2009 and 2008 was $28 thousand and $0, respectively. The tax benefit realized for restricted units vested for the three months ending March 31, 2009 and 2008 was $14 thousand and $0, respectively.

The amount charged against income, before income tax benefit of $238 thousand and $133 thousand, in relation to the stock-based payment arrangements was $578 thousand and $593 thousand for the three months ending March 31, 2009 and 2008, respectively. At March 31, 2009, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $814 thousand, and is expected to be recognized over a remaining weighted average vesting period of 1.1 years. The estimated annual stock-based compensation as of March 31, 2009 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2009	$548
For the year ended December 31:
2010	234
2011	25
2012	7

Total	$814

4. Dividends

On March 18, 2009, the Company announced that it has suspended its quarterly common stock dividend to preserve capital and provide the Company with increased flexibility to continue investing in its business in ways that will create value for its shareholders. As economic conditions improve, the Company will consider reinstating a common stock dividend.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2009 and 2008, stock options for approximately 1,150,000 shares and 620,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive.

The following table shows how we computed basic and diluted EPS for the three and three months ended March 31, 2009 and 2008.

	For the three months ended March 31,
	2009			2008
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net (loss) income as reported	$(3,180)			$5,773
Less: preferred stock dividends and accretion of preferred stock discount	(1,068)			—

Basic EPS - common stock	$(4,248)	26,250,258	$(0.16)	$5,773	26,193,560	$0.22

Effect of Dilutive Securities:
Stock Options		—			207,130

Diluted EPS - common stock	$(4,248)	26,250,258	$(0.16)	$5,773	26,400,690	$0.22

6. Recent Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FASB staff position concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FASB staff position is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FASB staff position became effective for the Company on January 1, 2009. The adoption of this standard has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company did not participate in a business combination during the reporting period and therefore adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160), which changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of stockholders’ equity within the consolidated statement of financial condition. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a significant impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay was intended to allow the Board and constituents additional time to consider the effect of various implementation issues that arose from the application of Statement 157. The delay expired on January 1, 2009 and the adoption of FAS No. 157-2 did not have a significant impact on the Company’s consolidated results of operations or financial condition.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1), which amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. The technical amendment to Statement 132(R) is effective upon issuance of this FSP. The Company does not have postretirement benefit plan assets as of the reporting date and therefore adoption of this standard had no impact on its consolidated financial statements.

Newly Issued Not Yet Effective Accounting Pronouncements

FSP No. FAS 107-1 and APB 28-1 — In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FASB staff position during second quarter 2009 is not expected to have a significant impact on the Company’s financial position or results of operations.

FSP No. FAS 115-2 and FAS 124-2 — In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FASB staff position during second quarter 2009 is not expected to have a significant impact on the Company’s financial position or results of operations.

FSP No. FAS 157-4 — In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adoption of this FASB staff position during second quarter 2009 is not expected to have a significant impact on the Company’s financial position or results of operations.

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2009	December 31, 2008
	(In thousands)
Commercial loans	$573,615	$598,556
Real estate loans	1,491,480	1,472,872
Consumer and other loans	24,633	28,520

	2,089,728	2,099,948
Unamortized deferred loan fees, net of cost	(1,500)	(1,505)
Allowance for loan losses	(50,504)	(43,419)

Loans receivables, net	$2,037,724	$2,055,024

Activity in the allowance for loan losses is as follows for the periods indicated:
	Three months ended March 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$43,419	$20,035
Provision for loan losses	15,670	4,993
Loan charge-offs	(8,668)	(1,959)
Loan recoveries	83	47

Balance, end of period	$50,504	$23,116

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analysis.

A loan is impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $82.9 million and $50.3 million as of March 31, 2009 and December 31, 2008, respectively, with specific loss allowances of $20.9 million and $15.0 million, respectively.

A general loan loss allowance is provided on loans not specifically identified as impaired loans. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the non-impaired portfolio.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances on the non-impaired loans for the following factors that have a bearing on the loss content in the portfolio.

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

•	Changes in the quality of our loan review system and the degree of oversight by the Board of Directors.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Transfer risk on cross-border lending activities.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

The allowance for loan losses for impaired and non-impaired commercial real estate and other loans was as follows for the periods indicated:

	03/31/2009			12/31/2008
	(Dollars in thousands)
	Commercial Real Estate Loans	Other Loans	Total	Commercial Real Estate Loans	Other Loans	Total
Impaired loans	$61,823	$21,037	$82,860	$27,693	$22,620	$50,313
Specific allowance allocations	$(12,565)	$(8,328)	$(20,893)	$(5,411)	$(9,546)	$(14,957)
Loss coverage ratio	20.32%	39.59%	25.21%	19.54%	42.20%	29.73%
Non-impaired loans	$1,421,592	$583,776	$2,005,368	$1,436,919	$611,211	$2,048,130
General allowance allocations	$(18,318)	$(11,293)	$(29,611)	$(18,808)	$(9,654)	$(28,462)
Loss coverage ratio	1.29%	1.93%	1.48%	1.31%	1.58%	1.39%
Total loans	$1,483,415	$604,813	$2,088,228	$1,464,612	$633,831	$2,098,443
Total allowance for loan losses	$(30,883)	$(19,621)	$(50,504)	$(24,219)	$(19,200)	$(43,419)
Loss coverage ratio	2.08%	3.24%	2.42%	1.65%	3.03%	2.07%

At March 31, 2009, non-accrual loans totaled $41.3 million, compared to $37.6 million at December 31, 2008. At March 31, 2009 and December 31, 2008, loans past due more than 90 days and still accruing interest was $7 thousand and $0, respectively.

At March 31, 2009, loans classified as Trouble Debt Restructurings (“TDR”) totaled $43.3 million, of which $12.2 million was on non-accrual status and $31.1 million was on accrual status. At December 31, 2008, loans classified as TDR totaled $9.4 million, of which $6.1 million was on non-accrual status and $3.3 million was on accrual status. As of March 31, 2009 and December 31, 2008, the Company did not have any outstanding commitments to extend additional funds to these borrowers.

Under certain circumstances, the Company will provide borrowers temporary relief through a loan modification. The modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the deferment period, the remaining principal balance is re-amortized based on the original maturity date. Modified loans are generally downgraded to substandard or special mention, accounting for the significant increase in loans classified as substandard to $98.4 million at March 31, 2009 from $55.6 million at December 31, 2008. At March 31, 2009 total modified loans outstanding were $58.3 million. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with SFAS 114; or 3) is disposed of through foreclosure or liquidation.

See also discussion under Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Non-Performing Assets and Allowance for Loan Losses.

8. FHLB Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $542.4 million at March 31, 2009. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral with the FHLB equal to at least 100% of outstanding advances.

At March 31, 2009 and December 31, 2008, real estate secured loans with a carrying amount of approximately $1.1 billion, were pledged as collateral for borrowings from the FHLB. At March 31, 2009 and December 31, 2008, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.

At March 31, 2009 and December 31, 2008, FHLB borrowings were $350 million, had a weighted average interest rate of 3.70%, and had various maturities through September 2016. At March 31, 2009 and December 31, 2008, $215 million of the advances were putable advances with various putable dates and strike prices. The cost of FHLB borrowings as of March 31, 2009 ranged between 0.70% and 4.63%. At March 31, 2009, the Company had a remaining borrowing capacity of $192.4 million.

The Company also has an unsecured line of credit with FHLB-SF with overnight terms. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At March 31, 2009, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$60,000	$215,000
Due after one year through five years	218,000	135,000
Due after five years through ten years	72,000	—

	$350,000	$350,000

9. Subordinated Debentures

At March 31, 2009, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, June 15, 2009 with respect to Nara Capital Trust III, April 7, 2009 with respect to Nara Statutory Trust IV, June 17, 2009 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI.

The following table is a summary of trust preferred securities and debentures at March 31, 2009:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 03/31/09	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	4.47%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.94%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	4.27%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.97%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

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

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, until January of 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized in earnings. At March 31, 2009, the fair value of the outstanding interest rate swaps was $(906 thousand) compared to $(857 thousand) at December 31, 2008.

The aggregate fair value of all derivative instruments that were in a liability position at March 31, 2009, was $906 thousand, for which the Company had posted $1.6 million in investment securities as collateral. The contract arrangement of these derivative instruments does not contain any credit-risk related contingent features, which would require the Company to post additional collateral as a result of any adverse change in the Company’s creditworthiness in the future.

Interest rate swap information at March 31, 2009 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(181.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(181.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(181.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(181.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(181.1)

$50,000				$(906)

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Liability Derivatives at
	March 31, 2009		December 31, 2008
	(Dollars in Thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other Liabilities	$(906)	Other Liabilities	$(857)

Total derivatives not designated as hedging instruments under Statement 133:
Total derivatives		$(906)		$(857)

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2009 and 2008 are as follows:

		Three Months Ended
		March 31, 2009	March 31, 2008
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts (1)	Other income	$(151)	$(718)

Total		$(151)	$(718)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest swaps not designated as hedging instruments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and three months ended March 31, 2009 and 2008.

Three Months Ended March 31,

(Dollars in thousands)

	Business Segment
2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses*	$16,918	$794	$2,709	$20,421
Less provision for loan losses**	8,030	—	7,640	15,670
Non-interest income	3,499	442	442	4,383

Net revenue	12,387	1,236	(4,489)	9,134
Non-interest expense	12,063	802	2,383	15,248

Income (loss) before income taxes	$324	$434	$(6,872)	$(6,114)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,315,394	$169,064	$341,079	$2,825,537

2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,502	$1,282	$3,826	$24,610
Less provision for loan losses	1,098	35	3,860	4,993
Non-interest income	2,781	474	1,344	4,599

Net revenue	21,185	1,721	1,310	24,216
Non-interest expense	11,568	844	2,019	14,431

Income (loss) before income taxes	$9,617	$877	$(709)	$9,785

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,013,732	$170,022	$362,359	$2,546,113

*	The deceases in net interest income before provision for loan losses for all segments during the period are due to a decrease in net interest margin.
**	The increase in the provision for loan losses for SBA segment and bank-wide during the period is due to the increase in delinquency in the loan portfolio originated in the segment.

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at March 31, 2009 and 2008 included SBA loans (principally, the unguaranteed portion) of $96.2 million and $110.0 million; commercial real estate loans of $197.7 million and $219.0 million; and commercial business loans of $14.9 million and $16.2 million, respectively.

12. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The total amount of unrecognized tax benefits was $276 thousand at March 31, 2009 and $352 thousand at December 31, 2008 and is primarily for uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $276 thousand and $352 thousand at March 31 2009 and December 31, 2008, respectively. The amount of unrecognized tax benefits decreased by $76 thousand this quarter primarily due to the California Franchise Tax Board audit adjustments on the Company’s 2005 and 2006 state income tax returns. The Company is currently under audit by the California Franchise Tax Board for the 2005 and 2006 tax years. The outstanding issue with the Franchise Tax Board is related to the California Enterprise Zone loan interest deductions mentioned above.

We recognize interest and penalties related to income tax matters in income tax expense. We accrued approximately $48 thousand and $47 thousand for interest and penalties at March 31, 2009 and December 31, 2008, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$430,219	$—	$430,219	$—
Liabilities:
Derivatives - Interest rate swaps	(906)	—	(906)	—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$406,586	$—	$406,586	$—
Liabilities:
Derivatives - Interest rate swaps	(857)	—	(857)	—

Fair value adjustments for interest rate swaps resulted in a net expense of $116 thousand for the three months ended March 31, 2009 and $549 thousand for the year ended December 31, 2008.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans with specific loss allocations	$50,914	$—	$37,295	$13,619
Other real estate owned	4,822	—	4,822	—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans with specific loss allocations	$18,177	$—	$2,667	$15,510

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans and using discounted cash flow models for other loans, had a carrying amount of $71.8 million and $33.1 million, with a valuation allowance of $20.9 million and $15.0 million as of March 31, 2009 and December 31, 2008, respectively. Additional provision for loan losses of $5.9 million for the three months ended March 31, 2009 and $11.9 million for the year ended December 31, 2008 was recorded associated with these loans. $11.1 million of impaired loans had no valuation allowance at March 31, 2009.

At March 31, 2009, other real estate owned, which are carried at the lower of cost or fair value, were written down to fair value of $4.8 million, resulting in a valuation allowance of $576 thousand. A charge of $503 thousand was included in earnings for the quarter ended March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three months ended March 31, 2009. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$36,041	$44,360
Interest expense	15,620	19,750

Net interest income	20,421	24,610
Provision for loan losses	15,670	4,993

Net interest income after provision for loan losses	4,751	19,617
Non-interest income	4,383	4,599
Non-interest expense	15,248	14,431

Income (loss) before income tax provision (benefit)	(6,114)	9,785
Income tax provision (benefit)	(2,934)	4,012

Net income (loss)	$(3,180)	$5,773

Dividends and discount accretion on preferred stock	$(1,068)	$—

Net income (loss) available to common stockholders	$(4,248)	$5,773

Per Share Data:
Earnings (loss) per common share - basic	$(0.16)	$0.22
Earnings (loss) per common share - diluted	$(0.16)	$0.22
Book value (period end, excluding preferred stock and warrants)	$8.47	$8.68
Common shares outstanding	26,256,960	26,193,560
Weighted average shares - basic	26,250,258	26,193,560
Weighted average shares - diluted	26,250,258	26,400,690
Statement of Financial Condition Data - at Period End:
Assets	$2,825,537	$2,546,113
Securities available for sale	430,219	273,779
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	2,088,228	2,073,851
Deposits	2,098,312	1,854,349
Federal Home Loan Bank borrowings	350,000	393,000
Subordinated debentures	39,268	39,268
Stockholders’ equity	289,685	227,394

	At or for the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,696,951	$2,479,042
Securities available for sale and held to maturity	423,907	292,283
Gross loans, including loans held for sale	2,107,685	2,055,535
Deposits	1,960,272	1,771,075
Stockholders’ equity	291,908	227,598
Selected Performance Ratios:
Return on average assets (1)	-0.47%	0.93%
Return on average stockholders’ equity (1)	-4.36%	10.15%
Non-interest expense to average assets (1)	2.26%	2.33%
Efficiency ratio (2)	61.47%	49.41%
Net interest margin (3)	3.19%	4.15%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.95%	10.56%
Tier 1 risk-based capital ratio	14.03%	11.56%
Total risk-based capital ratio	15.30%	12.59%
Tangible common equity ratio	7.74%	8.76%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	2.42%	1.11%
Allowance for loan losses to non-performing loans	122.18%	121.15%
Total non-performing loans to gross loans	1.98%	1.79%
Total non-performing assets to total assets (6)	2.74%	0.79%

(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.

Results of Operations

Overview

During the three months ended March 31, 2009, we experienced strong growth in our total assets supported by growth in deposits. Our total assets grew by 5.7%, or $153.5 million, to $2.8 billion at March 31, 2009 from $2.7 billion at December 31, 2008. The increase in total assets for the period was primarily due to growth in liquid assets and investment securities. Deposit growth was primarily from non-jumbo time deposits and interest bearing demand deposits.

Net income

Net income (loss) available to common stockholders for the three months ended March 31, 2009 was $(4.2 million), or $(0.16) per diluted share, compared to $5.8 million, or $0.22 per diluted share, for the same period of 2008, representing a decrease of $10.0 million, or 174%. The decrease is primarily due to an increase in the provision for loan losses and a decrease in net interest income, partially offset by an income tax benefit.

The annualized return (loss) on average assets was (0.47)% for the first quarter of 2009, compared to 0.93% for the same period of 2008. The annualized return (loss) on average equity was (4.36)% for the three months ended March 31, 2009, compared to 10.15% for the same period of 2008. The efficiency ratio was 61.47% for the three months ended March 31, 2009, compared to 49.41% for the same period of 2008.

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

Net interest income before provision for loan losses was $20.4 million for the quarter ended March 31, 2009, a decrease of $4.2 million, or 17.0%, compared to $24.6 million for the same period of 2008. The decrease is primarily due to a decrease in net interest margin.

Interest income for the first quarter of 2009 was $36.0 million, which represented a decrease of $8.3 million, or 18.8%, over interest income of $44.4 million for the same quarter of 2008. The decrease was the result of a $10.8 million decrease in interest income due to a decrease in the average yield earned on average interest-earning assets (rate change), partially offset by a $2.4 million increase in interest income due to an increase in the volume of those average interest-earning assets (volume change).

Interest expense for the first quarter of 2009 was $15.6 million, a decrease of $4.1 million, or 20.9%, compared to interest expense of $19.8 million for the same quarter of 2008. The decrease was primarily the result of a $6.0 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), partially offset by $1.9 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Net Interest Margin

During the first quarter 2009, the net interest margin decreased 96 basis points to 3.19% from 4.15% for the same quarter of last year. The weighted average yield on the loan portfolio for the first quarter 2009 decreased 184 basis points to 6.01% from 7.85% for the same quarter of last year. The decrease was the result of the prime rate-based portion of the loan portfolio repricing downward as market interest rates continued to decline due to further reductions in interest rates by the Federal Reserve throughout 2008. The prime rate declined 200 basis points since the first quarter 2008. The decrease in net interest margin was also attributable to a shift in asset allocation from loans into lower yielding investment securities and other short-term investments, such as overnight federal funds sold. The change in asset mix was part of a plan to improve our liquidity and strengthen the balance sheet. The weighted average yield on investment securities for the first quarter 2009 decreased 94 basis points to 4.08% from 5.02% for the same quarter 2008. The decrease was attributable to variable rate agency CMO investment securities repricing downward as one month LIBOR rates declined.

The weighted average cost of deposits for first quarter 2009 decreased 102 basis points to 2.41% from 3.43% for the same quarter last year. The cost of time deposits decreased 175 basis points to 2.81% from 4.56%, accounting for a substantial portion of the decrease.

Following are selected weighted average data at March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Weighted average loan portfolio yield (excluding discounts)	6.06%	7.21%
Weighted average securities available-for-sale portfolio yield	4.25%	4.89%
Weighted average cost of time deposits	2.80%	4.04%
Weighted average cost of deposits	2.41%	3.09%
Weighted average cost of total interest-bearing deposits	2.83%	3.82%

Prepayment penalty income for first quarter 2009 and 2008 was $147 thousand and $221 thousand, respectively. Non-accrual interest income recognized (reversed) was $(394 thousand) and $159 thousand for the first quarter ended March 31, 2009 and 2008, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for first quarter 2009 and 2008 was 3.23% and 4.09%, respectively.

Prepayment penalty income will vary with the level of loans paid off. Generally as interest rates decline, the level of pay-offs increase as fixed rate borrowers refinance their loans, which generate higher levels of prepayment penalty income. However, the deteriorating economic environment in recent years has slowed sales of properties and business, and has the effect of reducing loan pay-offs. It is difficult to determine the trend in prepayment penalty income given these two competing factors.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,107,685	$31,672	6.01%	$2,055,535	$40,364	7.85%
Securities available for sale (3)	423,907	4,320	4.08%	292,283	3,668	5.02%
FRB and FHLB stock and other investments	22,880	48	0.84%	22,940	316	5.51%
Federal funds sold	2,267	1	0.18%	1,506	12	3.19%

Total interest earning assets	$2,556,739	$36,041	5.64%	$2,372,264	$44,360	7.48%

INTEREST BEARING LIABILITITES:
Deposits:
Demand, interest-bearing	$342,843	$2,265	2.64%	$246,120	$1,912	3.11%
Savings	111,233	1,008	3.62%	136,596	1,308	3.83%
Time deposits:
$100,000 or more	579,333	3,544	2.45%	606,746	7,515	4.95%
Other	637,226	5,008	3.14%	443,570	4,471	4.03%

Total time deposits	1,216,559	8,552	2.81%	1,050,316	11,986	4.56%

Total interest bearing deposits	1,670,635	11,825	2.83%	1,433,032	15,206	4.24%

FHLB advances	368,584	3,237	3.51%	401,148	3,783	3.77%
Other borrowings	39,734	558	5.62%	37,618	761	8.09%

Total interest bearing liabilities	2,078,953	$15,620	3.01%	1,871,798	$19,750	4.22%

Non-interest bearing demand deposits	291,324			338,043

Total funding liabilities / cost of funds	$2,370,277		2.64%	$2,209,841		3.57%

Net interest income/net interest spread		$20,421	2.63%		$24,610	3.26%

Net interest margin			3.19%			4.15%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			3.26%			4.12%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			3.23%			4.09%
Cost of deposits:
Non-interest demand deposits	$291,324	$—		$338,043	$—
Interest bearing deposits	1,670,635	11,825	2.83%	1,433,032	15,206	4.24%

Total deposits	$1,961,959	$11,825	2.41%	$1,771,075	$15,206	3.43%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income recognized (reversed) was $(394 thousand) and $159 thousand for the three months ended March 31, 2009 and 2008, respectively.
(5)	Loan prepayment fee income excluded was $147 thousand and $221 thousand for the three months ended March 31, 2009 and 2008, respectively.

The following table illustrates the changes in our interest income, interest expense, and amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the changes due to volume and the changes due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three months ended March 31, 2009 over March 31, 2008
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(8,692)	$(9,693)	$1,001
Interest on securities	652	(781)	1,433
Interest on other investments	(268)	(267)	(1)
Interest on federal funds sold	(11)	(15)	4

Total interest income	$(8,319)	$(10,756)	$2,437

INTEREST EXPENSE :
Interest on demand deposits	$353	$(317)	$670
Interest on savings	(300)	(67)	(233)
Interest on time deposits	(3,434)	(5,118)	1,684
Interest on FHLB borrowings	(546)	(250)	(296)
Interest on subordinated debentures	(203)	(244)	41

Total interest expense	$(4,130)	$(5,996)	$1,866

Net Interest Income	$(4,189)	$(4,760)	$571

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

The provision for loan losses for the three months ended March 31, 2009 was $15.7 million, an increase of $10.7 million or 214%, from $5.0 million for the same period last year. The increase is primarily due to the increases in net charge-offs and watch list loans. The net charge-offs increased to $8.6 million for first quarter of 2009, compared to $1.9 million for the same quarter last year. The classified loans increased significantly to $174.1 million at March 31, 2009, compared to $41.0 million at March 31, 2008.

See Footnote 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from our TFS letter of credit operations and net gains on sale of loans and net gains on calls or sales of securities available for sale.

Non-interest income for the first quarter of 2009 was $4.4 million compared to $4.6 million for the same quarter of 2008, a decrease of $216 thousand, or 4.7%. This was primarily due to a decrease in net gains on sales of SBA loans, offset by an increase in net gains on sale of other loans and securities available for sale. The net gains on sales of SBA loans decreased $652 thousand, or 91.2%, to $63 thousand for the first quarter of 2009, compared to $715 thousand for the same quarter of 2008. Net gains of $63 thousand for the quarter represents the SBA loan discounts recognized on loans that were paid off. There were no sales of SBA loans for the first quarter 2009, compared to $24.4 million for the same quarter 2008. The origination of SBA loans also declined significantly beginning in the second quarter of 2008, due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations for the first quarter 2009 were $570 thousand, compared to $21.4 million for the same quarter of 2008.

The net gains on sales of other loans for first quarter 2009 increased by $302 thousand to $387 thousand from $85 thousand for the same quarter 2008. During first quarter of 2009, we sold a non-SBA problem loan that had been written down during fourth quarter 2008.

We recognized $785 thousand in net gains on sales of $42.9 million of available-for-sale MBS during first quarter of 2009. For the first quarter of 2008, we recognized $467 thousand in net gains on sale of $54.1 million of available for sale MBS and the exercise of calls by issuers on $18.1 million of callable agency securities. The sales of securities were part of our on-going interest rate risk management strategy.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2009	March 31, 2008	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,769	$1,821	$(52)	-2.9%
International service fees	420	445	(25)	-5.6%
Loan servicing fees, net	475	528	(53)	-10.0%
Wire transfer fees	352	364	(12)	-3.3%
Other income and fees	378	481	(103)	-21.4%
Net gains on sales of SBA loans	63	715	(652)	-91.2%
Net gains on sales of other loans	387	85	302	355.3%
Net gains on sales securities available for sale	785	467	318	68.1%
Net losses on sale of OREO	(130)	—	(130)	-100.0%
Net valuation loss on interest rate swaps	(116)	(307)	191	-62.2%

Total non-interest income	$4,383	$4,599	$(216)	-4.7%

Non-interest Expense

Non-interest expense for first quarter 2009 was $15.2 million compared to $14.4 million for the same quarter of 2008, an increase of $817 thousand, or 5.7%. Salaries and employee benefits decreased 15.6% to $6.4 million during the first quarter of 2009, compared to $7.6 million for the same quarter last year. The decrease is primarily due to a decrease in bonus expense and in the number of full-time equivalent employees (“FTE”). In an effort to improve our efficiency, we allowed some attrition in staffing in order to reduce the FTE employee count. We also closed four loan production offices where loan demand was significantly decreased over the past year. At March 31, 2009, we had 367 FTE employees compared to 409 FTE employees at March 31, 2008.

Occupancy expense for the first quarter 2009 increased by $263 thousand to $2.4 million from $2.2 million for the same quarter of 2008. The increase is primarily due to the opening of new branches during 2008. Other non-interest expense for the first quarter 2009 increased by $1.6 million, or 81.4%, to $3.6 million, compared to $2.0 million for the same quarter of 2008. The increase in other non-interest expense includes increased FDIC insurance premiums and credit related expenses. The FDIC insurance premium increased 143% to $750 thousand for first quarter 2009 from $309 thousand for the same quarter last year, primarily due to an increase in assessment fees charge by the FDIC. The FDIC proposed a one-time assessment of up to 20 basis points for deposits as of June 30, 2009 to be paid in September 2009. If enacted at the full 20 basis points proposal, the assessment could cost the Company over $4.4 million of additional FDIC insurance in second quarter 2009. The credit related expenses increased to $1.5 million for first quarter 2009, compared to $129 thousand for same quarter last year. The increases were due to an increase in loan collection fees, OREO related costs and a provision for doubtful SBA receivables.

At March 31, 2009, SBA receivables consisting of SBA loans in the process of liquidation and pending reimbursement from the SBA department were $25.5 million, compared to $20.9 million at December 31, 2008. Through December 31, 2008 the Company had no denials of reimbursements. Denials could occur due to documentation deficiencies, failure to comply with SBA rules, regulations or procedures, or because of early defaults, whereby the borrowers default within 18 months of the loan and the SBA determines that the early default was due to fraud or deficiency as noted above. The Company provided an allowance for doubtful SBA receivables aggregating $330,000 during first quarter 2009, based on an assessment of potential denials.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	March 31, 2009	March 31, 2008	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,443	$7,636	$(1,193)	-15.6%
Occupancy	2,426	2,163	263	12.2%
Furniture and equipment	695	709	(14)	-2.0%
Advertising and marketing	457	550	(93)	-16.9%
Data processing and communications	901	830	71	8.6%
Professional fees	678	532	146	27.4%
Other	3,648	2,011	1,637	81.4%

Total non-interest expense	$15,248	$14,431	$817	5.7%

Provision for Income Taxes

Income tax provision (benefit) was $(2.9 million) and $4.0 million for the quarter ended March 31, 2009 and 2008, respectively. The effective income tax rate for the quarters ended March 31, 2009 and 2008 was 48.0% and 41.0%, respectively. The higher tax benefit of 48% for the first quarter 2009 was due to higher tax credits in that period.

Financial Condition

At March 31, 2009, our total assets were $2.8 billion, an increase of $153.5 million, or 5.7%, from $2.7 billion at December 31, 2008. The growth was primarily due to increases in liquid assets and investment securities, funded by an 8% growth in deposits.

Loan Portfolio

As of March 31, 2009, gross loans, excluding loans held for sale (net of deferred loan fees and costs) decreased by $10.2 million, or 0.5%, to $2.09 billion from $2.10 billion at December 31, 2008. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at March 31, 2009 decreased by $24.9 million, or 4.2%, to $573.6 million from $598.6 million at December 31, 2008. Real estate loans, which include SBA-real estate loans, increased by $18.6 million, or 1.3%, to $1.49 billion at March 31, 2009 from $1.47 billion at December 31, 2008.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$573,615	27%	$598,556	29%
Real estate loans	1,491,480	72%	1,472,872	70%
Consumer and other loans	24,633	1%	28,520	1%

Gross loans outstanding	2,089,728	100%	2,099,948	100%

Unamortized deferred loan fees, net of costs	(1,500)		(1,505)
Allowance for loan losses	(50,504)		(43,419)

Loans receivable, net	$2,037,724		$2,055,024

SBA loans, consisting principally of the unguaranteed portion, are included in commercial loans and real estate loans. SBA loans included in commercial loans were $40.3 million at March 31, 2009 and $42.3 million at December 31, 2008 and SBA loans included in real estate loans were $55.9 million at March 31, 2009 and $56.8 million at December 31, 2008.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Loan commitments	$206,653	$200,170
Standby letters of credit	7,839	9,354
Other commercial letters of credit	16,918	17,183

	$231,410	$226,707

Non-performing Assets

At March 31, 2009, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $77.3 million, an increase of $33.5 million, or 76.4%, from $43.8 million at December 31, 2008. Nonperforming assets to total assets was 2.74% and 1.64% at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, nonperforming loans were $41.3 million, an increase of $3.7 million, from $37.6 million at December 31, 2008. The increase in non-performing loans during the first quarter of 2009, included four commercial real estate loans aggregating $6.3 million and one commercial business loan amounting to $1.7 million. Those loans were restructured or we have initiated the foreclosure process.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$41,330	$37,580
Loan past due 90 days or more, still accruing	7	—

Total Nonperforming Loans	41,337	37,580
Other real estate owned	4,822	2,969
Restructured loans	31,131	3,256

Total Nonperforming Assets	$77,290	$43,805

Nonperforming loans to total gross loans, excluding loans held for sale	1.98%	1.79%
Nonperforming assets to total assets	2.74%	1.64%

Allowance for Loan Losses

The allowance for loan losses was $50.5 million at March 31, 2009, compared to $43.4 million at December 31, 2008. We recorded a provision for loan losses of $15.7 million during the three months ended March 31, 2009 compared to $5.0 million for the same period of 2008. The allowance for loan losses was 2.42% of gross loans at March 31, 2009 and 2.07% at December 31, 2008. Impaired loans totaled $82.9 million and $50.3 million, respectively as of March 31, 2009 and December 31, 2008, with specific loss allowances of $20.9 million and $15.0 million, respectively.

Total delinquent loans and watch list loans, at March 31, 2009 and December 31, 2008, were as follows:

	03/31/2009	12/31/2008
DELINQUENT LOANS BY TYPE*
Real Estate Loans	$31,823	$28,409
Commercial Loans	13,607	15,202
SBA Loans	4,469	5,828
Consumer Loans	548	1,776

Total Delinquent Loans	$50,447	$51,215

*	Delinquent over 30 days, including non-accrual loans

	03/31/2009	12/31/2008
WATCH LIST LOANS
Special Mention	$68,388	$71,169
Substandard	98,412	55,622
Doubtful	7,288	9,883
Loss	8	—

Total Watch List Loans	$174,096	$136,674

The following table provides a breakdown of the allowance for loan losses by category of loans at March 31, 2009 and December 31, 2008:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	March 31, 2009		December 31, 2008
Loan Type	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$31,065	72%	$24,219	70%
Commercial	19,183	27%	18,060	29%
Consumer and other	256	1%	821	1%
Unallocated	—	N/A	319	N/A

Total allowance	$50,504	100%	$43,419	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three Months ended March 31,
	2009	2008
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,107,685	$2,055,535

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$2,088,228	$2,073,851

ALLOWANCE:
Balance-beginning of period	$43,419	$20,035
Less: Loan charge-offs:
Commercial	5,244	1,614
Real estate	1,292	194
Consumer	2,132	151

	8,668	1,959
Plus: Loan recoveries
Commercial	40	30
Real estate	11	—
Consumer	32	17

	83	47

Net loan charge-offs	8,585	1,912
Provision for loan losses	15,670	4,993

Balance-end of period	$50,504	$23,116

Net loan charge-offs to average gross loans *	1.63%	0.37%
Allowance for loan losses to total loans at end of period	2.42%	1.11%
Net loan charge-offs to beginning allowance *	79.09%	38.17%
Net loan charge-offs to provision for loan losses	54.79%	38.29%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $1,500,000 and $1,662,000 at March 31, 2009 and 2008, respectively.

We believe the allowance for loan losses as of March 31, 2009 is adequate to absorb probable and inherent losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses, see footnote 7, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No. 115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any held-to-maturity or trading securities at March 31, 2009 or December 31, 2008. Securities that are available for sale are stated at fair value. The securities we currently hold are government-sponsored agency (“GSE”) bonds, collateralized mortgage obligations, mortgage-backed securities, a corporate note, municipal bonds, and mutual funds.

As of March 31, 2009, we had $430.2 million in available-for-sale securities, compared to $406.6 million at December 31, 2008. The net unrealized gain on the available-for sale securities at March 31, 2009 was $3.0 million, compared to a net unrealized loss of $2.2 million at December 31, 2008. During the first three months of 2009, we purchased $87.4 million in securities available-for-sale, sold $42.9 million in various available-for-sale agency debt and mortgage related securities, and recognized net gains on sales of $785 thousand. The sales of securities were part of our on-going interest rate risk management strategy.

Securities with a carrying value of $4.9 million were pledged to secure public deposits and for other purposes as required or permitted by law as of March 31, 2009. Securities with a carrying value of $224.3 million were pledged for California State Treasurer deposits, as of March 31, 2009.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$68,168	$1,456	$(17)	$69,607
GSE collateralized mortgage obligations	127,364	672	(2,399)	125,637
GSE mortgage-backed securities	219,849	5,874	(51)	225,672
Corporate note	4,448	—	(2,502)	1,946
Municipal bonds	1,884	—	—	1,884

Total debt securities	421,713	8,002	(4,969)	424,746
Mutual funds	5,462	11	—	5,473

	$427,175	$8,013	$(4,969)	$430,219

	At December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$46,901	$447	$(27)	$47,321
GSE collateralized mortgage obligations	126,840	360	(3,279)	123,921
GSE mortgage-backed securities	225,144	2,991	(360)	227,775
Corporate note	4,444	—	(2,292)	2,152

Total debt securities	403,329	3,798	(5,958)	401,169
Mutual funds	5,462	—	(45)	5,417

	$408,791	$3,798	$(6,003)	$406,586

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2009.

At March 31, 2009	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	1	$3,120	$(17)	—	$—	$—	1	$3,120	$(17)
GSE collaterized mortgage obligations	7	29,956	(614)	10	38,586	(1,785)	17	68,542	(2,399)
GSE mortgage-backed securities	3	8,085	(39)	6	652	(12)	9	8,737	(51)
Corporate note		—	—	1	1,946	(2,502)	1	1,946	(2,502)

	11	$41,161	$(670)	17	$41,184	$(4,299)	28	$82,345	$(4,969)

We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The corporate note consists of one bond with an amortized cost of $4.4 million and an unrealized loss of $2.5 million at March 31, 2009. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at March 31, 2009 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at March 31, 2009.

Except as noted above, we consider the losses on our investments in an unrealized loss position at March 31, 2009 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intent and ability to hold these securities until maturity, full principal repayment or full recovery of the market value decline.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2009, our deposits increased by $159.7 million, or 8.2%, to $2.10 billion from $1.94 billion at December 31, 2008. During first quarter of 2009, core interest bearing demand deposits and non-jumbo time deposits increased $274 million. The deposit campaign to the non-Korean markets during the first quarter was very successful in bringing in core deposits. The increase was partially offset by a decrease in brokered deposits of $78.1 million. Total non-jumbo time deposits, which include brokered time deposits, were $732.5 million, an increase of $144.0 million, or 24.5%, from $588.4 million at December 31, 2008. Interest-bearing demand deposits, including money market and supernow accounts, totaled $364.3 million at March 31, 2009, an increase of $57.8 million or 18.9% from $306.5 million at December 31, 2008.

At March 31, 2009, 14.2% of total deposits were non-interest bearing demand deposits, 63.0% were time deposits and 22.8% were interest bearing demand and saving deposits. By comparison, at December 31, 2008, 15.7% of total deposits were non-interest bearing demand deposits, 62.7% were time deposits, and 21.6% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition primarily due to the current rate sensitive market environment.

At March 31, 2009, we had a total of $216.4 million in brokered time deposits, $9.7 million in other brokered deposits and $200.0 million in California State Treasurer deposits, compared to $294.3 million, $0 and $200.0 million at December 31, 2008, respectively. The weighted average life of the brokered time deposits as of March 31, 2009 is 0.6 years with a weighted average rate of 1.87%. The California State Treasurer deposits have one to three-month maturities with a weighted average interest rate of 0.28% at March 31, 2009 and were collateralized with securities with a carrying value of $224.3 million.

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2009 and December 31, 2008, we had $350.0 million of FHLB advances with average remaining maturities of 3.2 years and 3.4 years, respectively. The weighted average rate was 3.70% at March 31, 2009 and at December 31, 2008.

The Company also has an unsecured line of credit with FHLB-SF with overnight terms. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At March 31, 2009 and December 31, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also purchased interest rate caps at a premium to protect against a further rise in interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we conduct an ongoing assessment of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk. We consider on an ongoing basis, among other things, capital generated from operations, access to capital from financial markets or the issuance of additional securities, including common stock or notes, to meet our capital needs. Total stockholders’ equity was $289.7 million at March 31, 2009 and $290.0 million at December 31, 2008. The net loss for the three months ended March 31, 2009 was offset by an increase in the net unrealized gain on securities available for sale, net of tax, resulting in no significant change in total stockholders’ equity during first quarter 2009. Our tangible common equity to tangible assets was 7.74% at March 31, 2009, compared to 8.20% at December 31, 2008.

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

At March 31, 2009, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $321.7 million, compared to $324.9 million at December 31, 2008, representing a decrease of $3.2 million, or 1.0%. This decrease was primarily due to the net loss for first quarter 2009, which was offset by an increase in the net unrealized gains on securities available for sale. At March 31, 2009, the total capital to risk-weighted assets ratio was 15.3% and the Tier I capital to risk-weighted assets ratio was 14.0%. The Tier I leverage capital ratio was 12.0% at March 31, 2009.

As of March 31, 2009 and December 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

					Required
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2009:
Total capital (to risk-weighted assets):
Company	$350,617	15.3%	$183,375	8.0%	N/A	N/A
Bank	$347,438	15.2%	$183,120	8.0%	$228,900	10.0%
Tier I capital (to risk-weighted assets):
Company	$321,687	14.0%	$91,687	4.0%	N/A	N/A
Bank	$318,548	13.9%	$91,560	4.0%	$137,340	6.0%
Tier I capital (to average assets):
Company	$321,687	12.0%	$107,719	4.0%	N/A	N/A
Bank	$318,548	11.8%	$107,616	4.0%	$134,520	5.0%

					Required
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Company	$353,458	15.6%	$181,733	8.0%	N/A	N/A
Bank	$347,941	15.3%	$181,481	8.0%	$226,852	10.0%
Tier I capital (to risk-weighted assets):
Company	$324,914	14.3%	$90,866	4.0%	N/A	N/A
Bank	$319,435	14.1%	$90,741	4.0%	$136,111	6.0%
Tier I capital (to average assets):
Company	$324,914	12.6%	$103,053	4.0%	N/A	N/A
Bank	$319,435	12.4%	$102,800	4.0%	$128,500	5.0%

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

During the quarter, the Company focused on managing liquidity by emphasizing core deposit growth. Core deposits increased $274 million, which enabled us to reduce jumbo retail CDs by $36 million and brokered deposits by $78 million.

To augment core deposits, we have established brokered deposit relationships, deposits from the State Treasurer secured by investment securities and credit facilities with correspondent banks, including the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. At March 31, 2009, our total borrowing capacity from such borrowing sources was $1.6 billion, of which $1.0 billion was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and securities available for sale that are not pledged. The aggregate book value of these assets totaled $355.3 million at March 31, 2009 compared to $204.9 million at December 31, 2008. We believe our liquidity sources to be stable and adequate.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2009, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

Our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

	March 31, 2009		December 31, 2008
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	2.52%	(9.81)%	3.36%	(9.04)%
+ 100 basis points	0.50%	(4.07)%	1.83%	(3.97)%
- 100 basis points	(1.67)%	2.67%	(2.29)%	3.22%
- 200 basis points	(5.16)%	2.52%	(8.61)%	3.51%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Chung Lawsuit described in the Company’s Form 10-K for the period ended December 31, 2008 is continuing with discovery. The Company believes the Chung Lawsuit is without merit.

We are also a party to routine litigation incidental to our business, none of which is believed by management to be material.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

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

NARA BANCORP, INC.

Date: May 11, 2009	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: May 11, 2009	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

10.1	Company Employment Offer Letter to executive officer Bonita Lee dated February 12, 2009 *

10.2	Company Employment Offer Letter to executive officer Mark Lee dated March 30, 2009 *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

*	Filed herewith