Form 10-Q
period 2009-06-30
NARA BANCORP INC
filed 2009-08-05
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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

As of July 31, 2009, there were 26,256,960 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2009	December 31, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$35,406	$29,097
Interest-bearing deposit at Federal Reserve Bank	204,048	960
Federal funds sold	40,000	19,000

Total cash and cash equivalents	279,454	49,057

Securities available for sale, at fair value	745,792	406,586
Loans held for sale, at the lower of cost or fair value	13,664	9,821
Loans receivable, net of allowance for loan losses (June 30, 2009 - $50,339; December 31, 2008 - $43,419)	2,029,973	2,055,024
Federal Reserve Bank stock, at cost	4,390	2,320
Federal Home Loan Bank (FHLB) stock, at cost	19,935	19,935
Premises and equipment, net	11,580	11,987
Accrued interest receivable	10,187	8,168
Deferred tax assets, net	24,351	25,218
Customers’ liabilities on acceptances	6,992	10,427
Bank owned life insurance	23,462	23,349
Goodwill	2,509	2,509
Other intangible assets, net	1,330	1,627
Other assets	87,190	46,026

Total assets	$3,260,809	$2,672,054

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2009	December 31, 2008
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$318,874	$303,656
Interest bearing:
Money market and NOW accounts	517,020	306,478
Savings deposits	129,120	113,186
Time deposits of $100,000 or more	763,088	626,850
Other time deposits	711,693	588,433

Total deposits	2,439,795	1,938,603

Federal Home Loan Bank borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Accrued interest payable	10,921	8,549
Acceptances outstanding	6,992	10,427
Other liabilities	132,414	35,254

Total liabilities	2,979,390	2,382,101

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate
Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,000,000 at June 30, 2009 and December 31, 2008, respectively	67,000	67,000
Preferred stock discount	(4,202)	(4,664)
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,256,960 and 26,246,560 shares at June 30, 2009 and December 31, 2008, respectively	26	26
Common stock warrant	4,766	4,766
Capital surplus	83,064	82,077
Retained earnings	130,565	141,890
Accumulated other comprehensive income (loss), net	200	(1,142)

Total stockholders’ equity	281,419	289,953

Total liabilities and stockholders’ equity	$3,260,809	$2,672,054

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three and six months ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$32,461	$37,699	$64,133	$78,063
Interest on securities	5,710	3,571	10,030	7,239
Interest on federal funds sold and other investments	239	517	306	845

Total interest income	38,410	41,787	74,469	86,147

INTEREST EXPENSE:
Interest on deposits	13,365	13,578	25,190	28,785
Interest on subordinated debentures	522	640	1,081	1,401
Interest on FHLB borrowings	3,263	3,413	6,499	7,195

Total interest expense	17,150	17,631	32,770	37,381

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,260	24,156	41,699	48,766
PROVISION FOR LOAN LOSSES	19,000	9,652	34,670	14,645

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,260	14,504	7,029	34,121

NON-INTEREST INCOME:
Service fees on deposit accounts	1,698	1,723	3,467	3,544
International service fees	491	517	911	962
Loan servicing fees, net	469	514	944	1,042
Wire transfer fees	334	371	686	735
Other income and fees	366	412	726	893
Net gains on sales of SBA loans	32	530	95	1,245
Net gains on sales of other loans	510	96	897	181
Net gains on sales of securities available for sale	220	393	1,005	860
Net valuation gains (losses) on interest rate swaps	(151)	482	(267)	175
Net losses on sales of OREO	(184)	—	(314)	—
Other than temporary impairment on securities available for sale	—	(1,713)	—	(1,713)

Total non-interest income	3,785	3,325	8,150	7,924

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,551	7,456	12,994	15,092
Occupancy	2,484	2,147	4,910	4,310
Furniture and equipment	736	707	1,431	1,416
Advertising and marketing	505	653	962	1,203
Data processing and communications	990	897	1,891	1,727
Professional fees	428	601	1,106	1,133
FDIC assessment	2,446	292	3,196	601
Credit related expense	986	182	2,474	311
Other	1,696	1,905	3,106	3,478

Total non-interest expense	16,822	14,840	32,070	29,271

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(10,777)	2,989	(16,891)	12,774
INCOME TAX PROVISION (BENEFIT)	(4,769)	1,136	(7,703)	5,148

NET INCOME (LOSS)	$(6,008)	$1,853	$(9,188)	$7,626

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,069)	$—	$(2,137)	$—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(7,077)	$1,853	$(11,325)	$7,626

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.27)	$0.07	$(0.43)	$0.29
Diluted	(0.27)	0.07	(0.43)	0.29

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Preferred Stock	Preferred Stock Discount			Common Stock Warrants	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss), net	Comprehensive Income (loss)
			Common Stock
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	$—	$—	26,193,560	$26	$—	$79,974	$142,491	$(311)
Stock options exercised			4,000			34
Stock-based compensation						998
Cash dividends declared ($ 0.055 per common share)						(1,440)
Comprehensive income:
Net income							7,626		$7,626
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								(1,849)	(1,849)
Change in unrealized gain (loss) on interest-only strips, net of tax								(2)	(2)
Change in unrealized gain (loss) on interest rate swaps, net of tax								132	132

Total comprehensive income (loss)									$5,907

BALANCE, JUNE 30, 2008	$—	$—	26,197,560	$26	$—	$81,006	$148,677	$(2,030)

	Preferred Stock	Preferred Stock Discount			Common Stock Warrants	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (loss)
			Common Stock
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$4,766	$82,077	$141,890	$(1,142)
Issuance of additional stock pursuant to stock plan		10,400
Tax benefit from vested restricted unit						14
Stock-based compensation						973
Cash dividends accrued (5%)							(1,675)
Accretion of preferred stock discount		462					(462)
Comprehensive income:
Net loss							(9,188)		$(9,188)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								1,377	1,377
Change in unrealized gain (loss) on interest-only strips, net of tax								7	7
Change in unrealized gain (loss) on interest rate swaps, net of tax								(42)	(42)

Total comprehensive income (loss)									$(7,846)

BALANCE, JUNE 30, 2009	$67,000	$(4,202)	26,256,960	$26	$4,766	$83,064	$130,565	$200

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,188)	$7,626
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization, net of discount accretion	1,396	1,210
Stock-based compensation expense	973	998
Provision for loan losses	34,670	14,645
Other than temporary impairment on securities	—	1,713
Valuation adjustment of a loan held for sale	—	334
Valuation adjustment of OREO	1,379	—
Proceeds from sales of loans	5,718	37,694
Originations of loans held for sale	(2,383)	(30,245)
Net gains on sales of SBA and other loans	(992)	(1,426)
Net change in bank owned life insurance	(113)	(311)
Net gains on sales of securities available for sale	(1,005)	(860)
Net losses on sales of OREO	314	—
Net valuation (gains) losses on interest rate swaps	267	(175)
FHLB stock dividends	—	(479)
Change in accrued interest receivable	(2,019)	1,014
Change in deferred tax assets	1	(3,520)
Change in other assets	(7,823)	(940)
Change in accrued interest payable	2,372	(2,538)
Change in other liabilities	308	(1,531)

Net cash provided by operating activities	23,875	23,209

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in loans receivable	(19,161)	(130,774)
Proceeds from sales of commercial real estate loans	—	11,863
Proceeds from sales of securities available for sale	43,712	76,135
Proceeds from sales of OREO	827	—
Purchase of premises and equipment	(979)	(1,745)
Purchase of securities available for sale	(381,639)	(164,465)
Purchase of Federal Reserve Bank stock	(2,070)	(40)
Purchase of Federal Home Loan Bank stock	—	(8,529)
Redemption of Federal Home Loan Bank stock	—	2,925
Proceeds from matured or called securities available for sale	66,967	52,353
Net cash received from acquisition of Provident Bank	—	2,555

Net cash used in investing activities	(292,343)	(159,722)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	501,192	92,235
Payment of cash dividends	(2,341)	(1,440)
Proceeds from FHLB borrowings	10,000	246,000
Repayment of FHLB borrowings	(10,000)	(193,000)
Proceeds from stock options exercised		34
Tax benefit from performance units vested	14	—

Net cash provided by financing activities	498,865	143,829

NET CHANGE IN CASH AND CASH EQUIVALENTS	230,397	7,316

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,057	49,147

CASH AND CASH EQUIVALENTS, END OF PERIOD	$279,454	$56,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$30,398	$39,919
Income taxes paid	$1,347	$9,842

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$3,356	$—
Transfer from loan receivables to loans held for sale	$6,186	$12,016
Investment securities purchases pending future settlement	$118,630	$—
Investment securities sales pending future settlement	$(32,487)	$—
Acquisition:
Fair value of non-cash assets acquired		$44
Fair value of deposits assumed		$2,999
Goodwill acquired		$350
Other intangible assets acquired		$50

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). The Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005. It has branches in California, New York and New Jersey as well as Loan Production Offices in Georgia and Texas.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at June 30, 2009 and the results of our operations for the six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The Company authorized 1,300,000 shares under the 2007 Plan; 1,207,800 shares were available for future grants as of June 30, 2009.

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

The fair value of each option granted for the six months ended June 30, 2009 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

For the six months ended June 30, 2008, no stock options were granted.

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	1,053,250	$11.74
Granted	40,000	8.64
Exercised	—	—
Forfeited	(60,000)	8.64

Outstanding - June 30, 2009	1,033,250	$11.80	5.10	$43,000

Options exercisable - June 30, 2009	903,250	$11.45	4.75	$43,000
Unvested options expected to vest after June 30, 2009	98,345	$14.26	7.54	$—

The aggregate intrinsic value of options exercised for the six months ended June 30, 2009 and 2008 was $0 and $16 thousand, respectively. There was no tax benefit realized for options exercised for the six months ending June 30, 2009 and 2008.

The following is a summary of restricted and performance unit activity under the Plan for the six months ended June 30, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	128,120	$16.34
Granted	10,000	3.71
Vested	(10,400)	11.97
Forfeited	(7,680)	18.15

Outstanding - June 30, 2009	120,040	$15.55	7.76	$621,807

The aggregate intrinsic value of performance units vested for the six months ended June 30, 2009 and 2008 was $28 thousand and $0, respectively. The tax benefit realized for restricted units vested for the six months ending June 30, 2009 and 2008 was $14 thousand and $0, respectively.

The amount charged against income, before income tax benefit of $159 thousand and $149 thousand, in relation to the stock-based payment arrangements was $395 thousand and $405 thousand for the three months ending June 30, 2009 and 2008, respectively. The amount charged against income, before income tax benefit of $397 thousand and $282 thousand, in relation to the stock-based payment arrangements was $973 thousand and $998 thousand for the six months ending June 30, 2009 and 2008, respectively. At June 30, 2009, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $574 thousand, and is expected to be recognized over a remaining weighted average vesting period of 1.2 years. The estimated annual stock-based compensation as of June 30, 2009 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2009	$282
For the year ended December 31:
2010	241
2011	31
2012 and thereafter	20

Total	$574

4. Dividends

On March 18, 2009, the Company announced that it has suspended its quarterly common stock dividend to preserve capital and provide the Company with increased flexibility to continue investing in its business in ways that will create value for its shareholders. As economic conditions improve, the Company will consider reinstating a common stock dividend.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three and six months ended June 30, 2009 and 2008, stock options for approximately 1,153,000 shares and 620,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 1,042,531 shares of common stock were also antidilutive for the six and three months ended June 30, 2009.

The following table shows how we computed basic and diluted EPS for the three and six months ended June 30, 2009 and 2008.

	For the three months ended June 30,
	2009			2008
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net (loss) income as reported	$(6,008)			$1,853
Less: preferred stock dividends and accretion of preferred stock discount	(1,069)			—

Basic EPS - common stock	$(7,077)	26,256,960	$(0.27)	$1,853	26,195,035	$0.07

Effect of Dilutive Securities:
Stock Options		—			255,187

Diluted EPS - common stock	$(7,077)	26,256,960	$(0.27)	$1,853	26,450,222	$0.07

	For the six months ended June 30,
	2009			2008
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net (loss) income as reported	$(9,188)			$7,626
Less: preferred stock dividends and accretion of preferred stock discount	(2,137)			—

Basic EPS - common stock	$(11,325)	26,253,627	$(0.43)	$7,626	26,194,353	$0.29

Effect of Dilutive Securities:
Stock Options		—			229,692

Diluted EPS - common stock	$(11,325)	26,253,627	$(0.43)	$7,626	26,424,045	$0.29

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position became effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position became effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position became effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. The objective of this Statement is to establish principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: a. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events). b. The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

Newly Issued But Not Yet Effective Accounting Pronouncements

SFAS No. 166 and 167 — In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140, and No. 167 - Amendments to FASB Interpretation No. 46(R). These Statements change the way entities account for securitizations and special-purpose entities. Statement 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. Both new standards will require a number of new disclosures. Statement 167 will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. Both Statements 166 and 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. Adoption of these Statements is not expected to have a significant impact on the Company’s financial position or results of operations.

SFAS No. 168 – In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162. The Statement designates FASB Accounting Standards CodificationTM as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). All existing accounting standards documents are superseded as described in FASB Statement No. 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification. Financial statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, and Paragraph.

7. Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$119,140	$643	$(912)	$118,871
GSE collateralized mortgage obligations	154,894	1,119	(1,807)	154,206
GSE mortgage-backed securities	456,524	3,866	(865)	459,525
Corporate note	4,451	—	(1,925)	2,526
Municipal bonds	5,259	15	(68)	5,206

Total debt securities	740,268	5,643	(5,577)	740,334
Mutual funds	5,462	—	(4)	5,458

	$745,730	$5,643	$(5,581)	$745,792

	At December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$46,901	$447	$(27)	$47,321
GSE collateralized mortgage obligations	126,840	360	(3,279)	123,921
GSE mortgage-backed securities	225,144	2,991	(360)	227,775
Corporate note	4,444	—	(2,292)	2,152

Total debt securities	403,329	3,798	(5,958)	401,169
Mutual funds	5,462	—	(45)	5,417

	$408,791	$3,798	$(6,003)	$406,586

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

As of June 30, 2009, we had $745.8 million in available-for-sale securities, compared to $406.6 million at December 31, 2008. The net unrealized gain on the available-for sale securities at June 30, 2009 was $62 thousand, compared to a net unrealized loss of $2.2 million at December 31, 2008. During the first half of 2009, we purchased $478.8 million in securities available-for-sale, sold $75.2 million in various available-for-sale agency debt and mortgage related securities, and recognized net gains on sales of $1.0 million. The sales of securities were part of our on-going interest rate risk management strategy.

At June 30, 2009, other liabilities included investment securities purchased pending future settlement of $118.6 million, compared to $21.5 million at December 31, 2008. In addition, at June 30, 2009, other assets included investment securities sold pending future settlement of $32.5 million.

Securities with a carrying value of $4.3 million were pledged to secure public deposits and for other purposes as required or permitted by law as of June 30, 2009. Securities with a carrying value of $258.8 million were pledged for California State Treasurer deposits, as of June 30, 2009.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	340	325
Due after ten years	128,510	126,278
GSE collaterized mortgage obligations	154,894	154,206
GSE mortgage-backed securities	456,524	459,525

	$740,268	$740,334

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2009.

At June 30, 2009	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE bonds	14	$55,983	$(912)	—	$—	$—	14	$55,983	$(912)
GSE collaterized mortgage obligations	14	73,159	(1,006)	7	29,775	(801)	21	102,934	(1,807)
GSE mortgage-backed securities	50	203,266	(861)	5	516	(4)	55	203,782	(865)
Corporate note	—	—	—	1	2,527	(1,925)	1	2,527	(1,925)
Municipal bonds	11	3,209	(68)	—	—	—	11	3,209	(68)
Mutual funds	1	5,458	(4)	—	—	—	1	5,458	(4)

	90	$341,075	$(2,851)	13	$32,818	$(2,730)	103	$373,893	$(5,581)

We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The corporate note consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $1.9 million at June 30, 2009. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not meet the criteria other-than-temporary impairment at June 30, 2009 as the investment is rated investment grade and there are no credit quality concerns of the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at June 30, 2009.

As noted above, we consider the losses on our investments in an unrealized loss position at June 30, 2009 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company does not intend to sell these securities at losses, it is more likely than not that the Company will not be required to sell these securities before anticipated recovery.

8. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	June 30, 2009	December 31, 2008
	(In thousands)
Commercial loans	$556,793	$598,556
Real estate loans	1,502,048	1,472,872
Consumer and other loans	23,069	28,520

	2,081,910	2,099,948
Unamortized deferred loan fees, net of cost	(1,598)	(1,505)
Allowance for loan losses	(50,339)	(43,419)

Loans receivables, net	$2,029,973	$2,055,024

Activity in the allowance for loan losses is as follows for the periods indicated:

	Six months ended June 30,
	2009	2008
	(In thousands)
Balance, beginning of period	$43,419	$20,035
Provision for loan losses	34,670	14,645
Loan charge-offs	(28,084)	(6,886)
Loan recoveries	334	105

Balance, end of period	$50,339	$27,899

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $81.7 million and $50.3 million as of June 30, 2009 and December 31, 2008, respectively, with specific loss allowances of $13.3 million and $15.0 million, respectively.

A general loan loss allowance is provided on loans not specifically identified as impaired loans. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the non-impaired loan portfolio.

Second, in addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances on the non-impaired loan portfolio for the following factors that have a bearing on its loss content.

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

•	Changes in the quality of our loan review system and the degree of oversight by the Board of Directors.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Transfer risk on cross-border lending activities.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

The allowance for loan losses for impaired and non-impaired loans was as follows for the periods indicated:

	6/30/2009				12/31/2008
	(Dollars in thousands)
	Commercial Real Estate Loans	Commercial Loans	Other Loans	Total	Commercial Real Estate Loans	Commercial Loans	Other Loans	Total
Impaired loans	$62,529	$19,201	$—	$81,730	$27,693	$22,620	$—	$50,313
Specific allowance allocations	$(6,273)	$(7,032)	$—	$(13,305)	$(5,411)	$(9,546)	$—	$(14,957)
Loss coverage ratio	10.03%	36.62%	N/A	16.28%	19.54%	42.20%	N/A	29.73%
Non-impaired loans	$1,431,549	$526,644	$40,389	$1,998,582	$1,436,919	$563,588	$47,623	$2,048,130
General allowance allocations	$(26,499)	$(9,951)	$(584)	$(37,034)	$(18,808)	$(8,514)	$(1,140)	$(28,462)
Loss coverage ratio	1.85%	1.89%	1.45%	1.85%	1.31%	1.51%	2.39%	1.39%
Total loans	$1,494,078	$545,845	$40,389	$2,080,312	$1,464,612	$586,208	$47,623	$2,098,443
Total allowance for loan losses	$(32,772)	$(16,983)	$(584)	$(50,339)	$(24,219)	$(18,060)	$(1,140)	$(43,419)
Loss coverage ratio	2.19%	3.11%	1.45%	2.42%	1.65%	3.08%	2.39%	2.07%

At June 30, 2009, non-accrual loans totaled $30.9 million, compared to $37.6 million at December 31, 2008. At June 30, 2009 and December 31, 2008, there were no loans past due more than 90 days and still accruing interest.

Trouble Debt Restructured (TDR) loans are defined by SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and evaluated for impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan.” At June 30, 2009, loans classified as TDR’s totaled $48.1 million, of which $11.1 million was on non-accrual status and $37.0 million was on accrual status. At December 31, 2008, loans classified as TDR totaled $9.4 million, of which $6.1 million was on non-accrual status and $3.3 million was on accrual status. As of June 30, 2009 and December 31, 2008, the Company did not have any outstanding commitments to extend additional funds to these borrowers.

Under certain circumstances, the Company will provide borrowers temporary relief through a loan modification. The modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the deferment period, the remaining principal balance is re-amortized based on the original maturity date. Modified loans are generally downgraded to substandard or special mention, accounting for the significant increase in loans classified as substandard to $112.6 million at June 30, 2009 from $55.6 million at December 31, 2008. At June 30, 2009 total modified loans outstanding were $46.1 million. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with SFAS 114; or 3) is disposed of through foreclosure or liquidation.

See also discussion under Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Non-Performing Assets and Allowance for Loan Losses.

9. Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $548.4 million at June 30, 2009. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral with the FHLB equal to at least 100% of outstanding advances.

At June 30, 2009 and December 31, 2008, real estate secured loans with a carrying amount of approximately $1.1 billion, were pledged as collateral for borrowings from the FHLB. At June 30, 2009 and December 31, 2008, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.

At June 30, 2009 and December 31, 2008, FHLB borrowings were $350 million, had a weighted average interest rate of 3.75% and 3.70%, respectively, and had various maturities through September 2016. At June 30, 2009 and December 31, 2008, $155 million and $184 million of the advances were putable advances with various putable dates and strike prices. The cost of FHLB borrowings as of June 30, 2009 ranged between 2.32% and 4.63%. At June 30, 2009, the Company had a remaining borrowing capacity of $198.4 million.

The Company also has an unsecured line of credit with FHLB-SF with overnight terms. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At June 30, 2009, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$50,000	$205,000
Due after one year through five years	238,000	145,000
Due after five years through ten years	62,000	—

	$350,000	$350,000

10. Subordinated Debentures

At June 30, 2009, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, September 15, 2009 with respect to Nara Capital Trust III, July 7, 2009 with respect to Nara Statutory Trust IV, September 17, 2009 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI.

The following table is a summary of trust preferred securities and debentures at June 30, 2009:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 6/30/09	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	3.78%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.98%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.56%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.28%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

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

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, until January of 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized in earnings. At June 30, 2009, the fair value of the outstanding interest rate swaps was $(1.1 million) compared to $(857 thousand) at December 31, 2008.

The aggregate fair value of all derivative instruments that were in a liability position at June 30, 2009, was $1.1 million, for which the Company had posted $1.5 million in investment securities as collateral. The contract arrangement of these derivative instruments does not contain any credit-risk related contingent features, which would require the Company to post additional collateral as a result of any adverse change in the Company’s creditworthiness in the future.

Interest rate swap information at June 30, 2009 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(218.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(218.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(218.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(218.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(218.3)

$50,000				$(1,091)

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Liability Derivatives at
	June 30, 2009		December 31, 2008
	(Dollars in Thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts	Other Liabilities	$(1,091)	Other Liabilities	$(857)

Total derivatives not designated as hedging instruments under Statement 133:
Total derivatives		$(1,091)		$(857)

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under Statement 133:
Interest rate contracts (1)	Other income	$(185)	$824	$(337)	$105

Total		$(185)	$824	$(337)	$105

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest swaps not designated as hedging instruments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2009 and 2008.

Three Months Ended June 30,

(Dollars in thousands)

	Business Segment
2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses*	$17,148	$1,080	$3,032	$21,260
Less provision for loan losses**	11,814	3,122	4,064	19,000
Non-interest income	2,433	513	839	3,785

Net revenue	7,767	(1,529)	(193)	6,045
Non-interest expense	14,207	647	1,968	16,822

Income (loss) before income taxes	$(6,440)	$(2,176)	$(2,161)	$(10,777)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,761,812	$164,591	$334,406	$3,260,809

2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,652	$1,139	$3,365	$24,156
Less provision for loan losses	414	2,515	6,723	9,652
Non-interest income	1,674	536	1,115	3,325

Net revenue	20,912	(840)	(2,243)	17,829
Non-interest expense	11,680	846	2,314	14,840

Income (loss) before income taxes	$9,232	$(1,686)	$(4,557)	$2,989

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,025,083	$192,631	$355,870	$2,573,584

*	The decreases in net interest income before provision for loan losses for all segments during the period are due to the decrease in net interest margin.
**	The provision for loan losses for the SBA segment decreased, while the bank-wide provision for loan losses increased, due to the increase in delinquencies and impaired loans in the bank’s loan portfolio.

Six Months Ended June 30,

(Dollars in thousands)

	Business Segment
2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses*	$34,084	$1,874	$5,741	$41,699
Less provision for loan losses**	19,844	3,122	11,704	34,670
Non-interest income***	5,914	955	1,281	8,150

Net revenue	20,154	(293)	(4,682)	15,179
Non-interest expense	26,270	1,449	4,351	32,070

Income (loss) before income taxes	$(6,116)	$(1,742)	$(9,033)	$(16,891)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,761,812	$164,591	$334,406	$3,260,809

2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$39,154	$2,421	$7,191	$48,766
Less provision for loan losses	1,512	2,550	10,583	14,645
Non-interest income	4,455	1,010	2,459	7,924

Net revenue	42,097	881	(933)	42,045
Non-interest expense	23,248	1,690	4,333	29,271

Income (loss) before income taxes	$18,849	$(809)	$(5,266)	$12,774

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,025,083	$192,631	$355,870	$2,573,584

*	The decreases in net interest income before provision for loan losses for all segments during the period are due to the decrease in net interest margin.
**	The increase in the provision for loan losses bank-wide during the period is due to the increase in delinquencies and impaired loans in the loan portfolio.
***	The decrease in non-interest income for the SBA segment during the period is due to the decrease in net gains on sales of SBA loans, as a result of reduced volumes of SBA loan originations and sales.

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at June 30, 2009 and 2008 included SBA loans (principally, the unguaranteed portion) of $92.4 million and $106.6 million; commercial real estate loans of $197.3 million and $219.0 million; and commercial business loans of $14.9 million and $16.7 million, respectively.

At June 30, 2009, SBA receivables consisting of SBA loans in the process of liquidation and pending reimbursement from the SBA department were $24.2 million, compared to $20.9 million at December 31, 2008. Through December 31, 2008 the Company had no denials of reimbursements. Denials could occur due to documentation deficiencies, failure to comply with SBA rules, regulations or procedures, or because of early defaults, whereby the borrowers default within 18 months of the loan and the SBA determines that the early default was due to fraud or deficiency as noted above. The Company recorded a loss provision for doubtful SBA receivables aggregating $35,000 and $365,000 for the three and six months ended June 30, 2009, based on an assessment of potential denials.

13. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The total amount of unrecognized tax benefits was $318 thousand at June 30, 2009 and $352 thousand at December 31, 2008 and is primarily for uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $318 thousand and $352 thousand at June 30, 2009 and December 31, 2008, respectively. The amount of unrecognized tax benefits decreased primarily due to the payment to California Franchise Tax Board as a result of the audit adjustments for the apportionment factors on the Company’s 2005 and 2006 state income tax returns. The Company is currently under audit by the California Franchise Tax Board for the 2005 and 2006 tax years. The audit is expected to close in the third quarter.

We recognize interest and penalties related to income tax matters in income tax expense. We accrued approximately $44 thousand and $47 thousand for interest and penalties at June 30, 2009 and December 31, 2008, respectively.

14. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$745,792	$—	$745,792	$—
Liabilities:
Derivatives - Interest rate swaps	(1,091)	—	(1,091)	—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$406,586	$—	$406,586	$—
Liabilities:
Derivatives - Interest rate swaps	(857)	—	(857)	—

Fair value adjustments for interest rate swaps resulted in a net expense of $267 thousand for the six months ended June 30, 2009 and $549 thousand for the year ended December 31, 2008.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$55,170	$—	$43,075	$12,095
Other real estate owned	3,805	—	3,805	—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans with specific loss allocations	$18,177	$—	$2,667	$15,510

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans and using discounted cash flow models for other loans, had a principal balance of $68.5 million and $33.1 million, with a valuation allowance of $13.3 million and $15.0 million as of June 30, 2009 and December 31, 2008, respectively. $13.2 million of impaired loans had no valuation allowance at June 30, 2009. During the six months ending June 30, 2009 and 2008, the increase in provision for loan losses related to impaired loans was $23.7 million and $9.0 million, respectively. During the three months ending June 30, 2009 and 2008, the increase in provision for loan losses related to impaired loans was $11.3 million and $6.7 million, respectively.

At June 30, 2009, other real estates owned, which are carried at the lower of cost or fair value, were written down to fair value of $3.8 million, resulting in a valuation allowance of $1.4 million. A charge of $415 thousand and $918 thousand was included in earnings for the three and six months ended June 30, 2009, respectively.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2009 and December 31 were as follows:

	June 30, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$279,454	$279,454
Loans held for sale	13,664	13,858
Loans receivable - net	1,961,498	1,996,061
Federal Reserve Bank stock	4,390	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	10,187	10,187
Customers’ liabilities on acceptances	6,992	6,992

Financial Liabilities:
Noninterest-bearing deposits	$(318,874)	$(318,874)
Saving and other interest bearing demand deposits	(646,140)	(646,140)
Time deposits	(1,474,781)	(1,486,673)
Borrowings from Federal Home Loan Bank	(350,000)	(365,913)
Subordinated debentures	(39,268)	(35,284)
Accrued interest payable	(10,921)	(10,921)
Bank’s liabilities on acceptances outstanding	(6,992)	(6,992)

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$49,057	$49,057
Loans held for sale	9,821	10,098
Loans receivable - net	2,021,890	2,054,083
Federal Reserve Bank stock	2,320	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	8,168	8,168
Customers’ liabilities on acceptances	10,427	10,427

Financial Liabilities:
Noninterest-bearing deposits	$(303,656)	$(303,656)
Saving and other interest bearing demand deposits	(419,664)	(419,664)
Time deposits	(1,215,283)	(1,224,114)
Federal Home Loan Bank Borrowings	(350,000)	(369,872)
Subordinated debentures	(39,268)	(32,188)
Accrued interest payable	(8,549)	(8,549)
Bank’s liabilities on acceptances outstanding	(10,427)	(10,427)

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

15. Subsequent Events

Management has performed an evaluation of subsequent events through August 5, 2009 and no significant subsequent events were identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three and six months ended June 30, 2009. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$38,410	$41,787	$74,469	$86,147
Interest expense	17,150	17,631	32,770	37,381

Net interest income	21,260	24,156	41,699	48,766
Provision for loan losses	19,000	9,652	34,670	14,645

Net interest income after provision for loan losses	2,260	14,504	7,029	34,121
Non-interest income	3,785	3,325	8,150	7,924
Non-interest expense	16,822	14,840	32,070	29,271

Income (loss) before income tax provision (benefit)	(10,777)	2,989	(16,891)	12,774
Income tax provision (benefit)	(4,769)	1,136	(7,703)	5,148

Net income (loss)	$(6,008)	$1,853	$(9,188)	$7,626

Dividends and discount accretion on preferred stock	$(1,069)	$—	$(2,137)	$—

Net income (loss) available to common stockholders	$(7,077)	$1,853	$(11,325)	$7,626

Per Share Data:
Earnings (loss) per common share - basic	$(0.27)	$0.07	$(0.43)	$0.29
Earnings (loss) per common share - diluted	$(0.27)	$0.07	$(0.43)	$0.29
Book value (period end, excluding preferred stock and warrants)	$8.14	$8.69	$8.14	$8.69
Common shares outstanding	26,256,960	26,197,560	26,256,960	26,197,560
Weighted average shares - basic	26,256,960	26,195,035	26,253,627	26,194,353
Weighted average shares - diluted	26,256,960	26,450,222	26,253,627	26,424,045

Statement of Financial Condition Data - at Period End:
Assets	$3,260,809	$2,573,584	$3,260,809	$2,573,584
Securities available for sale	745,792	291,343	745,792	291,343
Gross loans, net of deferred loan fees and costs			—	—
(excludes loans held for sale)	2,080,312	2,120,706	2,080,312	2,120,706
Deposits	2,439,795	1,928,580	2,439,795	1,928,580
Federal Home Loan Bank borrowings	350,000	350,000	350,000	350,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	281,419	227,679	281,419	227,679

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$3,007,256	$2,545,239	$2,852,961	$2,512,140
Securities available for sale and held to maturity	530,322	283,782	477,424	288,033
Gross loans, including loans held for sale	2,092,809	2,096,825	2,100,206	2,076,180
Deposits	2,274,661	1,874,979	2,118,335	1,823,025
Stockholders’ equity	290,959	232,865	291,094	230,232
Selected Performance Ratios:
Return on average assets (1) (7)	-0.80%	0.29%	-0.64%	0.61%
Return on average stockholders’ equity (1) (7)	-8.26%	3.18%	-6.31%	6.62%
Non-interest expense to average assets (1)	2.24%	2.33%	2.25%	2.33%
Efficiency ratio (2)	67.17%	54.00%	64.33%	51.63%
Net interest margin (3)	2.94%	3.97%	3.04%	4.06%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	10.50%	10.35%	10.50%	10.35%
Tier 1 risk-based capital ratio	13.37%	11.53%	13.37%	11.53%
Total risk-based capital ratio	14.63%	12.76%	14.63%	12.76%
Tangible common equity ratio (8)	6.45%	8.68%	6.45%	8.68%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	2.42%	1.32%	2.42%	1.32%
Allowance for loan losses to non-performing loans	163.17%	110.61%	163.17%	110.61%
Total non-performing loans to gross loans	1.48%	1.19%	1.48%	1.19%
Total non-performing assets to total assets (6)	2.20%	1.03%	2.20%	1.03%

(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.
(7)	Based on net income (loss) before effect of dividends and discount accretion on preferred stock
(8)	Excludes TARP preferred stock and stock warrants of $67 million

Results of Operations

Overview

During the first half of 2009, we experienced strong growth in assets, primarily cash and cash equivalents and securities, supported by growth in deposits. Our total assets grew by $588.8 million, or 22.0%, to $3.3 billion at June 30, 2009 from $2.7 billion at December 31, 2008. Our deposits grew $501.2 million.

Net income (loss)

Our net loss available to common stockholders for the three months ended June 30, 2009 was ($7.1 million), or ($0.27) per diluted share, compared to net income of $1.9 million, or $0.07 per diluted share, for the same period of 2008, representing a decrease of $8.9 million, or 482%. The decrease in earnings is primarily due to the increases in provision for loan losses, non-interest expenses, and a decrease in net interest income, partially offset by an income tax benefit.

Our net loss available to common stockholders for the six months ended June 30, 2009 was ($11.3 million), or ($0.43) per diluted share, compared to net income of $7.6 million, or $0.29 per diluted share, for the same period of 2008, representing a decrease of $18.9 million, or 248%. The decline in earnings during the period was also due to the same reasons mentioned above.

The annualized return (loss) on average assets was (0.80%) for the second quarter of 2009, compared to 0.29% for the same period of 2008. The annualized return (loss) on average equity was (8.26%) for the second quarter of 2009, compared to 3.18% for the same period of 2008. The efficiency ratio was 67.17% for the second quarter of 2009, compared to 54.00% for the same period of 2008.

The annualized return (loss) on average assets was (0.64%) for the first half of 2009, compared to 0.61% for the same period of 2008. The annualized return (loss) on average equity was (6.31%) for the first half of 2009, compared to 6.62% for the same period of 2008. The efficiency ratio was 64.33% for the first half of 2009, compared to 51.63% for the same period of 2008.

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

Net interest income before provision for loan losses was $21.3 million for the three months ended June 30, 2009, a decrease of $2.9 million, or 12.0%, compared to $24.2 million for the same period of 2008. The decrease is primarily due to the decline in net interest margin. The decline in the net interest margin was caused by a decrease in the prime rate and a significant shift in asset allocation from higher-yielding loan receivables to lower-yielding liquid assets and investment securities during the quarter. During the second quarter of 2009, we experienced a significant growth in our deposits, which were subsequently invested in those liquid assets and securities.

Net interest income before provision for loan losses was $41.7 million for the six months ended June 30, 2009, a decrease of $7.1 million, or 14.5%, compared to $48.8 million for the same period of 2008. The decrease is primarily due to a decline in net interest margin. The decline in net interest margin during this period was also due to the same reasons mentioned above.

Interest income for the second quarter of 2009 was $38.4 million, which represented a decrease of $3.4 million, or 8.1%, compared to $41.8 million for the same quarter of 2008. The decrease was the result of a $6.4 million decrease in interest income due to a decrease in the average yield earned on average interest-earning assets (rate change), offset by a $3.0 million increase in interest income due to an increase in the volume of those average interest-earning assets (volume change).

Interest income for the first half of 2009 was $74.5 million, which represented a decrease of $11.7 million, or 13.6%, compared to $86.1 million for the same period of 2008. The decrease was the result of a $17.4 million decrease in interest income due to a decrease in the average yield earned on average interest-earning assets (rate change), offset by a $5.7 million increase in interest income due to an increase in the volume of those average interest-earning assets (volume change).

Interest expense for the second quarter of 2009 was $17.2 million, a decrease of $481 thousand, or 2.7%, compared to interest expense of $17.6 million for the same quarter of 2008. The decrease was primarily the result of a $3.5 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), offset by $3.0 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Interest expense for the first half of 2009 was $32.8 million, a decrease of $4.6 million, or 12.3%, compared to interest expense of $37.4 million for the same period of 2008. The decrease was primarily the result of a $9.6 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), offset by $5.0 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Net Interest Margin

During the three months ended June 30, 2009, our net interest margin decreased 103 basis points to 2.94% from 3.97% for the same quarter of last year. The weighted average yield on the loan portfolio for the second quarter 2009 decreased 99 basis points to 6.20% from 7.19% for the same quarter of last year. The decrease was the result of the prime rate-based portion of the loan portfolio repricing downward as market interest rates continued to decline due to reductions in interest rates by the Federal Reserve throughout 2008. The prime rate declined 175 basis points since the second quarter 2008. The decrease in net interest margin was also attributable to a shift in asset allocation from loans into lower yielding investment securities and other short-term investments, such as overnight federal funds sold or interest-earning cash reserve on deposit at the FRB interest-earning account. The change in asset mix was part of a plan to improve our liquidity and strengthen the balance sheet.

The weighted average yield on our investment securities for the second quarter 2009 decreased 72 basis points to 4.31% from 5.03% for the same quarter 2008. The decrease was mainly attributable to a lower yield on our variable rate GSE CMO portfolio, which monthly resetting coupons are indexed to one month LIBOR plus a spread. A simple average rate of one month LIBOR decreased by more than 200 basis points to 0.37% for the second quarter 2009, compared to 2.59% for the same quarter 2008.

The weighted average cost of deposits for second quarter 2009 decreased 55 basis points to 2.35% from 2.90% for the same quarter last year. The cost of time deposits decreased 92 basis points to 2.76% from 3.68%, accounting for a substantial portion of the decrease.

Following are selected weighted average data on a spot rate basis at June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Weighted average loan portfolio yield (excluding discounts)	6.13%	6.87%
Weighted average securities available-for-sale portfolio yield	4.60%	4.88%
Weighted average cost of time deposits	2.76%	3.45%
Weighted average cost of deposits	2.27%	2.75%
Weighted average cost of total interest-bearing deposits	2.62%	3.36%

Prepayment penalty income for second quarter 2009 and 2008 was $145 thousand and $580 thousand, respectively. Non-accrual interest income reversed was $169 thousand and $292 thousand for the second quarter ended June 30, 2009 and 2008, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for second quarter 2009 and 2008 was 2.94% and 3.92%, respectively.

Prepayment penalty income will vary with the level of loans paid off. Generally as interest rates decline, the level of pay-offs increase as fixed rate borrowers refinance their loans, which generate higher levels of prepayment penalty income. However, the deteriorating economic environment in recent years has slowed sales of properties and businesses causing lower loan pay-offs. It is difficult to determine the trend in prepayment penalty income given these two competing factors.

During the six months ended June 30, 2009, the net interest margin decreased 102 basis points to 3.04% from 4.06% for the same period of last year. The weighted average yield on the loan portfolio for the six months ended June 30, 2009 decreased 141 basis points to 6.11% from 7.52% for the same period of last year. The decrease was due to the reasons explained previously in the quarterly analysis. The weighted average yield on investment securities for the six months ended June 30, 2009 decreased 83 basis points to 4.20% from 5.03% for the same period in 2008.

The weighted average cost of deposits for the six months ended June 30, 2009 decreased 78 basis points to 2.38% from 3.16% for the same period last year. The cost of time deposits decreased 133 basis points to 2.78% from 4.11%, accounting for a substantial portion of the decrease.

Prepayment penalty income for the six months ended June 30, 2009 and 2008 was $292 thousand and $801 thousand, respectively. Non-accrual interest income reversed was $560 thousand and $133 thousand for the six months ended June 30, 2009 and 2008, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the six months ended June 30, 2009 and 2008 was 3.06% and 4.00%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,092,809	$32,461	6.20%	$2,096,825	$37,699	7.19%
Securities available for sale (3)	530,322	5,710	4.31%	283,782	3,571	5.03%
FRB and FHLB stock and other investments	266,179	212	0.32%	25,311	371	5.86%
Federal funds sold	5,934	27	1.82%	27,552	146	2.12%

Total interest earning assets	$2,895,244	$38,410	5.31%	$2,433,470	$41,787	6.87%

INTEREST BEARING LIABILITITES:
Deposits:
Demand, interest-bearing	$416,561	$2,417	2.32%	$263,094	$1,819	2.77%
Savings	117,948	1,008	3.42%	143,161	1,340	3.74%
Time deposits:
$100,000 or more	679,064	4,109	2.42%	769,301	7,046	3.66%
Other	763,999	5,831	3.05%	362,194	3,373	3.73%

Total time deposits	1,443,063	9,940	2.76%	1,131,495	10,419	3.68%

Total interest bearing deposits	1,977,572	13,365	2.70%	1,537,750	13,578	3.53%

FHLB advances	350,000	3,263	3.73%	365,379	3,413	3.74%
Other borrowings	37,764	522	5.53%	38,214	640	6.70%

Total interest bearing liabilities	2,365,336	$17,150	2.90%	1,941,343	$17,631	3.63%

Non-interest bearing demand deposits	297,089			337,229

Total funding liabilities / cost of funds	$2,662,425		2.58%	$2,278,572		3.10%

Net interest income/net interest spread		$21,260	2.41%		$24,156	3.24%

Net interest margin			2.94%			3.97%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			2.96%			4.02%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			2.94%			3.92%
Cost of deposits:
Non-interest demand deposits	$297,089	$—		$337,229	$—
Interest bearing deposits	1,977,572	13,365	2.70%	1,537,750	13,578	3.53%

Total deposits	$2,274,661	$13,365	2.35%	$1,874,979	$13,578	2.90%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $169 thousand and $292 thousand for the three months ended June 30, 2009 and 2008, respectively.
(5)	Loan prepayment fee income excluded was $145 thousand and $580 thousand for the three months ended June 30, 2009 and 2008, respectively.

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,100,206	$64,133	6.11%	$2,076,180	$78,063	7.52%
Securities available for sale (3)	477,424	10,030	4.20%	288,033	7,239	5.03%
FRB and FHLB stock and other investments	158,692	278	0.35%	24,126	686	5.69%
Federal funds sold	4,110	28	1.36%	14,529	159	2.19%

Total interest earning assets	$2,740,432	$74,469	5.43%	$2,402,868	$86,147	7.17%

INTEREST BEARING LIABILITITES:
Deposits:
Demand, interest-bearing	$379,905	$4,681	2.46%	$254,607	$3,730	2.93%
Savings	114,609	2,016	3.52%	139,878	2,648	3.79%
Time deposits:
$100,000 or more	629,474	7,654	2.43%	776,227	15,948	4.11%
Other	700,963	10,839	3.09%	314,677	6,459	4.11%

Total time deposits	1,330,437	18,493	2.78%	1,090,904	22,407	4.11%

Total interest bearing deposits	1,824,951	25,190	2.76%	1,485,389	28,785	3.88%

FHLB advances	359,252	6,499	3.62%	383,264	7,195	3.75%
Other borrowings	37,985	1,081	5.69%	37,917	1,401	7.39%

Total interest bearing liabilities	2,222,188	$32,770	2.95%	1,906,570	$37,381	3.92%

Non-interest bearing demand deposits	293,384			337,636

Total funding liabilities / cost of funds	$2,515,572		2.61%	$2,244,206		3.33%

Net interest income/net interest spread		$41,699	2.49%		$48,766	3.25%

Net interest margin			3.04%			4.06%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			3.08%			4.07%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			3.06%			4.00%
Cost of deposits:
Non-interest demand deposits	$293,384	$—		$337,636	$—
Interest bearing deposits	1,824,951	25,190	2.76%	1,485,389	28,785	3.88%

Total deposits	$2,118,335	$25,190	2.38%	$1,823,025	$28,785	3.16%

*	Annualized
(1)	Interest income on loans includes loan fees and net interest settlement from interest rate swaps.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $560 thousand and $133 thousand for the six months ended June 30, 2009 and 2008, respectively.
(5)	Loan prepayment fee income excluded was $292 thousand and $801 thousand for the six months ended June 30, 2009 and 2008, respectively.

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

	Three months ended June 30, 2009 over June 30, 2008
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(5,238)	$(5,166)	$(72)
Interest on securities	2,139	(579)	2,718
Interest on other investments	(159)	(653)	494
Interest on federal funds sold	(119)	(18)	(101)

Total interest income	$(3,377)	$(6,416)	$3,039

INTEREST EXPENSE :
Interest on demand deposits	$598	$(329)	$927
Interest on savings	(332)	(110)	(222)
Interest on time deposits	(479)	(2,971)	2,492
Interest on FHLB borrowings	(150)	(7)	(143)
Interest on subordinated debentures	(118)	(111)	(7)

Total interest expense	$(481)	$(3,528)	$3,047

Net Interest Income	$(2,896)	$(2,888)	$(8)

	Six months ended June 30, 2009 over June 30, 2008
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(13,930)	$(14,824)	$894
Interest on securities	2,791	(1,344)	4,135
Interest on other investments	(408)	(1,161)	753
Interest on federal funds sold	(131)	(45)	(86)

Total interest income	$(11,678)	$(17,374)	$5,696

INTEREST EXPENSE :
Interest on demand deposits	$951	$(664)	$1,615
Interest on savings	(632)	(178)	(454)
Interest on time deposits	(3,914)	(8,191)	4,277
Interest on FHLB borrowings	(696)	(256)	(440)
Interest on subordinated debentures	(320)	(323)	3

Total interest expense	$(4,611)	$(9,612)	$5,001

Net Interest Income	$(7,067)	$(7,762)	$695

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

The provision for loan losses for the three months ended June 30, 2009 was $19.0 million, an increase of $9.3 million, or 97%, from $9.7 million for the same period last year. The increase is primarily due to the impact of higher net charge offs and an increase in loss migration factors based on continued deterioration in the portfolio and increasing watch list loans on the allowance for loan losses. The net charge-offs during the second quarter of 2009 increased to $19.2 million, compared to $4.9 million for the same quarter last year. The provision for loan losses for the six months ended June 30, 2009 was $34.7 million, an increase of $20.0 million or 136.7%, from $14.6 million for the same period last year. The increase was also due to the same reasons discussed for the three month period. The net charge-offs increased to $27.8 million for the six months ended June 30, 2009, compared to $6.8 million for the same period last year. Total classified loans increased significantly to $170.2 million at June 30, 2009, compared to $58.1 million at June 30, 2008.

See also Footnote 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from our TFS letter of credit operations and net gains on sales of loans and securities available for sale.

Non-interest income for the second quarter of 2009 was $3.8 million compared to $3.3 million for the same quarter of 2008, an increase of $460 thousand, or 13.8%. The increase was primarily due to an other-than-temporary impairment (“OTTI”) charge of $1.7 million on a non-agency asset backed security during the second quarter of 2008. Excluding the OTTI charge in 2008, non-interest income decreased by $1.3 million in 2009, which was primarily due to a $633 thousand change in the valuation of interest rate swaps. During the second quarter of 2009, the net valuation loss on interest rate swaps was $151 thousand, compared to a net valuation gain of $482 thousand for the same quarter last year. For the second quarter of 2009, net gains on sales of investment securities were $220 thousand, a decrease of $173 thousand, or 55%, from $393 thousand for the same period of 2008. We also recognized net loss of $184 thousand from the sale of OREO during the second quarter of 2009.

During the second quarter of 2009, net gains on sales of SBA loans were $32 thousand, which represented SBA loan discounts recognized on loans that were paid off, compared to the net gains on sales of SBA loans of $530 thousand for the same quarter of 2008. There were no sales of SBA loans for the second quarter 2009, compared to $12.0 million for the same quarter 2008. The origination of SBA loans also declined significantly beginning in the second quarter of 2008, due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations for the second quarter 2009 were $2.9 million, compared to $12.9 million for the same quarter of 2008. During the second quarter of 2009, we recognized a $510 thousand net gain on the sale of a problem loan that had been transferred to loans held for sale during first quarter of 2009. We recognized $96 thousand of net gains on sales of other loans during the same quarter of 2008.

Non-interest income for the first half of 2009 was $8.2 million compared to $7.9 million for the same period of 2008, an increase of $226 thousand, or 2.9%. Excluding the 2008 OTTI charge mentioned above, non-interest income decreased $1.5 million or $15.4% due to a significant decrease in net gains on sales of SBA loans, net losses on sales of OREO, and the change in the valuation of interest rate swaps, partially offset by an increase in net gains on sale of other loans. During the first half of 2009, we recognized $95 thousand of net gains on sales of SBA loans, which represented the SBA loan discounts recognized on loans that were paid off, compared to the net gains of $1.2 million during the same period last year. There were no sales of SBA loans during the first half of 2009, compared to $36.4 million sales of SBA loans during the same period 2009. Total SBA loan originations for the first half of 2009 were $3.5 million, compared to $34.3 million for the same period 2008.

We recognized net losses of $314 thousand on sales of OREO during the first half of 2009. Also, the net valuation loss on interest swaps during the first half of 2009 were $267 thousand, compared to valuation gains of $175 thousand during the same period 2008. Net gains on sales of other loans were higher by $716 thousand for the first half of 2009, compared to same period of 2008, primarily due to the $510 thousand gain previously discussed.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2009	June 30, 2008	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,698	$1,723	$(25)	-1.5%
International service fees	491	517	(26)	-5.0%
Loan servicing fees, net	469	514	(45)	-8.8%
Wire transfer fees	334	371	(37)	-10.0%
Other income and fees	366	412	(46)	-11.2%
Net gains on sales of SBA loans	32	530	(498)	-94.0%
Net gains on sales of other loans	510	96	414	431.3%
Net gains on sales securities available for sale	220	393	(173)	-44.0%
Net valuation loss on interest rate swaps	(151)	482	(633)	-131.3%
Net losses on sale of OREO	(184)	—	(184)	-100.0%
Other than temporary impairment on securities	—	(1,713)	1,713	-100.0%

Total non-interest income	$3,785	$3,325	$460	13.8%

	Six Months Ended		Increase (Decrease)
	June 30, 2009	June 30, 2008	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,467	$3,544	$(77)	-2.2%
International service fees	911	962	(51)	-5.3%
Loan servicing fees, net	944	1,042	(98)	-9.4%
Wire transfer fees	686	735	(49)	-6.7%
Other income and fees	726	893	(167)	-18.7%
Net gains on sales of SBA loans	95	1,245	(1,150)	-92.4%
Net gains on sales of other loans	897	181	716	395.6%
Net gains on sales securities available for sale	1,005	860	145	16.9%
Net valuation loss on interest rate swaps	(267)	175	(442)	-252.6%
Net losses on sale of OREO	(314)	—	(314)	-100.0%
Other than temporary impairment on securities	—	(1,713)	1,713	-100.0%

Total non-interest income	$8,150	$7,924	$226	2.9%

Non-interest Expense

Non-interest expense for the second quarter of 2009 was $16.8 million, an increase of $2.0 million, or 13.4%, compared to $14.8 million for the same quarter of 2008. The increase is primarily due to an increase in FDIC insurance premiums and credit related expenses. The FDIC insurance premium increased by $2.2 million, or 737.7%, to $2.4 million for the second quarter of 2009, compared to $292 thousand for the same quarter in 2008. The increase is due to an increase in the FDIC insurance assessment rate, which more than doubled from the previous year’s rate, and the one-time special assessment fee of approximately $1.5 million expensed in second quarter 2009. We expect that the future FDIC insurance assessment would be the same level as second quarter, excluding one-time special assessment. Credit related expenses during the second quarter of 2009 were $986 thousand, an increase of $804 thousand, or 441.8%, from $182 thousand for the same quarter in 2008. The increase was due to an increase in loan collection fees and OREO related costs.

Salaries and employee benefits decreased to $6.6 million, or a decrease of $905 thousand and 12.1%, for the second quarter of 2009, compared to $7.5 million for the same quarter last year. The decrease is primarily due to a decrease in bonus expense and in the number of full-time equivalent employees (“FTE”). In an effort to improve our efficiency, we allowed some attrition in staffing in order to reduce the FTE employee count. We also closed several loan production offices in 2009. At June 30, 2009, we had 368 FTE employees compared to 410 FTE employees at June 30, 2008. Occupancy expense for second quarter 2009 increased by $337 thousand to $2.5 million from $2.1 million for the same quarter in 2008. The increase is primarily due to the opening of new branches during 2008 and 2009. We opened a branch in the Fashion District of Downtown, Los Angeles in July of 2008 and a branch in Fort Lee, New Jersey in April of 2009.

Non-interest expense for the first half of 2009 was $32.1 million, an increase of $2.8 million, or 9.6%, compared to $29.3 million for the same period of 2008. The increase is primarily due to the increase in the FDIC insurance premium and in credit related expenses as mentioned above. Salaries and employee benefits decreased by $2.1 million and occupancy expense increased by $600 thousand during the first half of 2009 for the same reasons stated above.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	June 30, 2009	June 30, 2008	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,551	$7,456	$(905)	-12.1%
Occupancy	2,484	2,147	337	15.7%
Furniture and equipment	736	707	29	4.1%
Advertising and marketing	505	653	(148)	-22.7%
Data processing and communications	990	897	93	10.4%
Professional fees	428	601	(173)	-28.8%
FDIC assessment	2,446	292	2,154	737.7%
Credit related expenses	986	182	804	441.8%
Other	1,696	1,905	(209)	-11.0%

Total non-interest expense	$16,822	$14,840	$1,982	13.4%

	Six Months Ended		Increase (Decrease)
	June 30, 2009	June 30, 2008	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$12,994	$15,092	$(2,098)	-13.9%
Occupancy	4,910	4,310	600	13.9%
Furniture and equipment	1,431	1,416	15	1.1%
Advertising and marketing	962	1,203	(241)	-20.0%
Data processing and communications	1,891	1,727	164	9.5%
Professional fees	1,106	1,133	(27)	-2.4%
FDIC assessment	3,196	601	2,595	431.8%
Credit related expenses	2,474	311	2,163	695.5%
Other	3,106	3,478	(372)	-10.7%

Total non-interest expense	$32,070	$29,271	$2,799	9.6%

Provision for Income Taxes

Income tax provision (benefit) was $(4.8 million) and $1.1 million for the second quarter ended June 30, 2009 and 2008, respectively. The effective income tax rate for the quarters ended June 30, 2009 and 2008 was 44.3% and 38.0%, respectively. Income tax provision (benefit) was $(7.7 million) and $5.1 million for the six months ended June 30, 2009 and 2008, respectively. The effective income tax rate for the six months ended June 30, 2009 and 2008 was 45.6% and 40.3%, respectively. The higher effective tax rate in 2009 was due to impact of tax credits arising from net losses in the current year.

Financial Condition

At June 30, 2009, our total assets were $3.3 billion, an increase of $588.8 million, or 22.0%, from $2.7 billion at December 31, 2008. The growth was primarily due to increases in liquid assets and investment securities, funded by a 25.9% growth in deposits.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under SFAS No.115. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any held-to-maturity or trading securities at June 30, 2009 or December 31, 2008. Securities that are available for sale are stated at fair value. The securities we currently hold include 1) government-sponsored agency (“GSE”) bonds, collateralized mortgage obligations and mortgage-backed securities, 2) a corporate note, 3) municipal bonds, and 4) mutual funds.

As of June 30, 2009, we had $745.8 million in available-for-sale securities, compared to $406.6 million at December 31, 2008. The net unrealized gain on the available-for sale securities at June 30, 2009 was $62 thousand, compared to a net unrealized loss of $2.2 million at December 31, 2008. During the first half of 2009, we purchased $478.8 million in securities available-for-sale, sold $75.2 million in various available-for-sale agency debt and mortgage related securities, and recognized net gains on sales of $1.0 million. The sales of securities were part of our on-going interest rate risk management strategy.

Securities with a carrying value of $4.3 million were pledged to secure public deposits and for other purposes as required or permitted by law as of June 30, 2009. Securities with a carrying value of $258.8 million were pledged for California State Treasurer deposits, as of June 30, 2009.

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

Investment Portfolio

	At June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$119,140	$643	$(912)	$118,871
GSE collateralized mortgage obligations	154,894	1,119	(1,807)	154,206
GSE mortgage-backed securities	456,524	3,866	(865)	459,525
Corporate note	4,451	—	(1,925)	2,526
Municipal bonds	5,259	15	(68)	5,206

Total debt securities	740,268	5,643	(5,577)	740,334
Mutual funds	5,462	—	(4)	5,458

	$745,730	$5,643	$(5,581)	$745,792

	At December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$46,901	$447	$(27)	$47,321
GSE collateralized mortgage obligations	126,840	360	(3,279)	123,921
GSE mortgage-backed securities	225,144	2,991	(360)	227,775
Corporate note	4,444	—	(2,292)	2,152

Total debt securities	403,329	3,798	(5,958)	401,169
Mutual funds	5,462	—	(45)	5,417

	$408,791	$3,798	$(6,003)	$406,586

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

Loan Portfolio

As of June 30, 2009, gross loans outstanding, excluding loans held for sale (net of deferred loan fees and costs) decreased by $25.1 million, or 1.2%, to $2.03 billion from $2.06 billion at December 31, 2008. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at June 30, 2009 decreased by $41.8 million, or 7.0%, to $556.8 million from $598.6 million at December 31, 2008. Real estate loans, which include SBA-real estate loans, increased by $29.2 million, or 2.0%, to $1.50 billion at June 30, 2009 from $1.47 billion at December 31, 2008. Loan growth was impacted by stricter loan underwriting criteria and decreased loan demand during the first several months this year. New loan production during the first half of 2009 was $143 million, compared to $323 million during the same period of 2008. As of June 30, 2009, there were no Alt-A or sub-prime loans in our loan portfolio.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$556,793	27%	$598,556	29%
Real estate loans	1,502,048	72%	1,472,872	70%
Consumer and other loans	23,069	1%	28,520	1%

Gross loans outstanding	2,081,910	100%	2,099,948	100%

Unamortized deferred loan fees, net of costs	(1,598)		(1,505)
Allowance for loan losses	(50,339)		(43,419)

Loans receivable, net	$2,029,973		$2,055,024

SBA loans, consisting principally of the unguaranteed portion, are included in commercial loans and real estate loans. SBA loans included in commercial loans were $38.1 million at June 30, 2009 and $42.3 million at December 31, 2008 and SBA loans included in real estate loans were $54.3 million at June 30, 2009 and $56.8 million at December 31, 2008.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Loan commitments	$179,697	$200,170
Standby letters of credit	7,815	9,354
Other commercial letters of credit	22,966	17,183

	$210,478	$226,707

Non-performing Assets

At June 30, 2009, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $71.7 million, an increase of $27.9 million, or 63.6%, from $43.8 million at December 31, 2008. Nonperforming assets to total assets was 2.20% and 1.64% at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, nonperforming loans were $30.9 million, a decrease of $6.7 million, from $37.6 million at December 31, 2008. The decrease in non-performing loans during the first half of 2009 is attributable to an increase in net charge-offs.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$30,850	$37,580
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	30,850	37,580
Other real estate owned	3,805	2,969
Restructured loans	37,026	3,256

Total Nonperforming Assets	$71,681	$43,805

Nonperforming loans to total gross loans, excluding loans held for sale	1.48%	1.79%
Nonperforming assets to total assets	2.20%	1.64%

Allowance for Loan Losses

The allowance for loan losses was $50.3 million at June 30, 2009, compared to $43.4 million at December 31, 2008. We recorded a provision for loan losses of $34.7 million during the six months ended June 30, 2009 compared to $14.6 million for the same period of 2008. The allowance for loan losses was 2.42% of gross loans at June 30, 2009 and 2.07% at December 31, 2008. Impaired loans totaled $81.7 million and $50.3 million, respectively as of June 30, 2009 and December 31, 2008, with specific allowance allocations of $13.3 million and $15.0 million, respectively.

Total delinquent loans and watch list loans, at June 30, 2009 and December 31, 2008, were as follows:

	6/30/2009	12/31/2008
DELINQUENT LOANS BY TYPE*
Real Estate Loans	$28,242	$28,409
Commercial Loans	14,041	21,030
Consumer Loans	524	1,776

Total Delinquent Loans	$42,807	$51,215

*	Delinquent over 30 days, including non-accrual loans

	6/30/2009	12/31/2008
WATCH LIST LOANS
Special Mention	$53,277	$71,169
Substandard	112,641	55,622
Doubtful	4,237	9,883
Loss	—	—

Total Watch List Loans	$170,155	$136,674

The following table provides a breakdown of the allowance for loan losses by category of loans at June 30, 2009 and December 31, 2008:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	June 30, 2009		December 31, 2008
Loan Type	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$33,012	72%	$24,219	70%
Commercial	16,983	27%	18,060	29%
Consumer and other	204	1%	821	1%
Unallocated	140	N/A	319	N/A

Total allowance	$50,339	100%	$43,419	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended June 30,
	2009	2008
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,100,206	$2,076,180

Gross loans, excluding loans held for sale and net of deferred loan fees and costs, at end of period	$2,080,312	$2,120,706

ALLOWANCE:
Balance-beginning of period	$43,419	$20,035
Less: Loan charge-offs:
Commercial	11,944	3,981
Real estate	14,697	2,636
Consumer	1,443	268

	28,084	6,885
Plus: Loan recoveries
Commercial	132	67
Real estate	166	37
Consumer	36	—

	334	104

Net loan charge-offs	27,750	6,781
Provision for loan losses	34,670	14,645

Balance-end of period	$50,339	$27,899

Net loan charge-offs to average gross loans*	2.64%	0.65%
Allowance for loan losses to total loans at end of period	2.42%	1.32%
Net loan charge-offs to beginning allowance*	127.82%	67.69%
Net loan charge-offs to provision for loan losses	80.04%	46.30%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $1,598,000 and $1,615,000 at June 30, 2009 and 2008, respectively.

We believe the allowance for loan losses as of June 30, 2009 is adequate to absorb probable and inherent losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses, see footnote 7, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2009, our deposits increased by $501.2 million, or 25.9%, to $2.44 billion from $1.94 billion at December 31, 2008. During the first half of 2009, significant deposit increases were in interest bearing demand deposits and non-jumbo time deposits. The deposit campaign to the non-Korean markets during the first quarter which extended into second quarter was very successful in bringing in those deposits. In addition, the Fort Lee, New Jersey branch was successful in raising $167 million in total deposits since it opened for operation in April of 2009. The increase was partially offset by a decrease in brokered deposits of $217.3 million. Interest-bearing demand deposits, including money market and supernow accounts, totaled $517.0 million at June 30, 2009, an increase of $210.5 million, or 68.7%, from $306.5 million at December 31, 2008. Total non-jumbo time deposits, which include brokered time deposits, were $711.7 million, an increase of $123.3 million, or 20.9%, from $588.4 million at December 31, 2008. Jumbo time deposits were $763.1 million, an increase of $136.2 million, or 22%, from $626.9 million at December 31, 2008.

At June 30, 2009, 13.1% of total deposits were non-interest bearing demand deposits, 60.4% were time deposits and 26.5% were interest bearing demand and saving deposits. By comparison, at December 31, 2008, 15.7% of total deposits were non-interest bearing demand deposits, 62.7% were time deposits, and 21.6% were interest bearing demand and saving deposits. Time deposits continued to dominate the deposit composition. However, our focus on transaction accounts has helped to reduce our dependency in time deposits.

At June 30, 2009, we had a total of $71.5 million in brokered time deposits, $15.3 million in other brokered deposits and $200.0 million in California State Treasurer deposits, compared to $294.3 million, $0 and $200.0 million at December 31, 2008, respectively. The weighted average life of the brokered time deposits as of June 30, 2009 is 0.7 years with a weighted average rate of 1.42%. The California State Treasurer deposits have one to three-month maturities with a weighted average interest rate of 0.22% at June 30, 2009 and were collateralized with securities with a carrying value of $258.8 million. As we grew retail deposits in 2009, we significantly reduced our reliance in brokered deposits.

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At June 30, 2009 and December 31, 2008, we had $350.0 million of FHLB advances with average remaining maturities of 3.0 years and 3.4 years, respectively. The weighted average rate was 3.75% and 3.70% at June 30, 2009 and at December 31, 2008, respectively.

The Company also has an unsecured line of credit with FHLB-SF with overnight terms. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At June 30, 2009 and December 31, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also purchased interest rate caps to protect against a rise in interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we manage our capital needs as part of our strategic planning process, which includes a capital policy and a capital plan. We consider the capital levels required by law as a starting point, and set initial target capital ratios, based on a risk assessment of the Bank’s operations. Our capital policy specifies the sources of additional capital should the Company decide to increase capital.

Total stockholders’ equity was $281.4 million at June 30, 2009 and $290.0 million at December 31, 2008. The decrease was due to a ($9.2 million) net loss for the six months ended June 30, 2009 offset by an increase in the net unrealized gains on securities available for sale, net of tax. Our tangible common equity to tangible assets was 6.45% at June 30, 2009, compared to 8.20% at December 31, 2008. The decline was attributable to the increase in tangible assets.

The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to average total assets of 4%, referred to as the leverage ratio. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

At June 30, 2009, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $315.4 million, compared to $324.9 million at December 31, 2008, representing a decrease of $9.5 million, or 2.9%. This decrease was primarily due to the net loss for the first half of 2009, which was offset by an increase in the net unrealized gains on securities available for sale. At June 30, 2009, the total capital to risk-weighted assets ratio was 14.6% and the Tier I capital to risk-weighted assets ratio was 13.4%. The Tier I leverage capital ratio was 10.5% at June 30, 2009.

As of June 30, 2009 and December 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2009:
Total capital (to risk-weighted assets):
Company	$345,116	14.6%	$188,686	8.0%	N/A	N/A
Bank	$341,997	14.5%	$188,435	8.0%	$235,544	10.0%
Tier I capital (to risk-weighted assets):
Company	$315,376	13.4%	$94,343	4.0%	N/A	N/A
Bank	$312,295	13.3%	$94,218	4.0%	$141,327	6.0%
Tier I capital (to average assets):
Company	$315,376	10.5%	$120,136	4.0%	N/A	N/A
Bank	$312,295	10.4%	$120,014	4.0%	$150,017	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Company	$353,458	15.6%	$181,733	8.0%	N/A	N/A
Bank	$347,941	15.3%	$181,481	8.0%	$226,852	10.0%
Tier I capital (to risk-weighted assets):
Company	$324,914	14.3%	$90,866	4.0%	N/A	N/A
Bank	$319,435	14.1%	$90,741	4.0%	$136,111	6.0%
Tier I capital (to average assets):
Company	$324,914	12.6%	$103,053	4.0%	N/A	N/A
Bank	$319,435	12.4%	$102,800	4.0%	$128,500	5.0%

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

During the first half of 2009, the Company focused on managing liquidity by emphasizing core deposit growth. Core deposits increased $600 million, which enabled us to reduce brokered deposits by $217 million.

To augment core deposits, we have established brokered deposit relationships, deposits from the State Treasurer secured by investment securities and credit facilities with correspondent banks, including the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank. At June 30, 2009, our total borrowing capacity from such borrowing sources was $1.9 billion, of which $1.2 billion was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and securities available for sale that are not pledged. The aggregate book value of these assets totaled $704.4 million at June 30, 2009 compared to $204.4 million at December 31, 2008. We believe our liquidity sources to be stable and adequate.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2009, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

Our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

	June 30, 2009		December 31, 2008
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	0.65%	(14.4)%	3.36%	(9.04)%
+ 100 basis points	(0.62)%	(6.6)%	1.83%	(3.97)%
- 100 basis points	0.80%	4.88%	(2.29)%	3.22%
- 200 basis points	(1.34)%	7.40%	(8.61)%	3.51%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Chung Lawsuit described in the Company’s Form 10-K for the period ended December 31, 2008 is continuing with discovery. The Company believes the Chung Lawsuit is without merit.

We are also a party to routine litigation incidental to our business, none of which is believed by management to be material.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 28, 2009.

(b)	The following directors were elected at the Annual Meeting to serve until the next annual meeting: Howard N. Gould, Min J. Kim, Chong-Moon Lee, Jesun Paik, Hyon Man Park (John H. Park), Ki Suh Park, Terry Schwakopf, James P. Staes, and Scott Yook-Suk Whang.

(c)	At the Annual Meeting, shareholders approved the election of directors, the ratification of the selection of Crowe Horwath LLP as our independent registered public accounting firm for the year ending December 31, 2009, and the nonbinding resolution approval of executive compensation. The results of the voting were as follows:

Matter	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Election of Directors
Howard N. Gould	19,977,843	—	564,639	—	—
Min J. Kim	20,125,123	—	417,359	—	—
Chong-Moon Lee	18,641,851	—	1,900,631	—	—
Jesun Paik	20,176,365	—	366,117	—	—
John Hyon Man Park	20,176,270	—	366,212	—	—
Ki Suh Park	20,025,665		516,817
Terry Schwakopf	20,176,165	—	366,317	—	—
James P. Staes	20,170,965	—	371,517	—	—
Scott Yoon-suk Whang	20,172,505	—	369,977	—	—
Ratify the Selection of Crowe Horwath Company LLP	20,377,472	126,482		38,528
Nonbinding Resolution to Approve Executive Compensation	19,479,429	722,905	—	340,148	—

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: August 5, 2009	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: August 5, 2009	/s/ Alvin D. Kang
Alvin D. Kang
Chief Financial Officer
(Principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

10.1	Nara Bank Long Term Incentive Agreement entered into by executive officer Bonita I. Lee dated February 12, 2009 *

10.2	Change in Control Agreement entered into by executive officer Bonita Lee dated February 12, 2009 *

10.3	Change in Control Agreement entered into by executive officer Mark H. Lee dated May 14, 2009*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

*	Filed herewith