Form 10-Q
period 2009-09-30
NARA BANCORP INC
filed 2009-11-03
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

As of October 31, 2009, there were 37,822,957 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2009	December 31, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$29,581	$29,097
Interest-bearing deposit at Federal Reserve Bank	152,569	960
Federal funds sold	20,000	19,000

Total cash and cash equivalents	202,150	49,057

Securities available for sale, at fair value	744,044	406,586
Loans held for sale, at the lower of cost or fair value	14,137	9,821
Loans receivable, net of allowance for loan losses (September 30, 2009 - $52,967 ; December 31, 2008 - $43,419)	2,099,223	2,075,935
Federal Reserve Bank stock, at cost	4,390	2,320
Federal Home Loan Bank (FHLB) stock, at cost	19,935	19,935
Premises and equipment, net	11,222	11,987
Accrued interest receivable	11,062	8,168
Deferred tax assets, net	21,004	25,218
Customers’ liabilities on acceptances	10,162	10,427
Bank owned life insurance	23,518	23,349
Goodwill	2,509	2,509
Other intangible assets, net	1,186	1,627
Other assets	48,148	25,115

Total assets	$3,212,690	$2,672,054

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) September 30, 2009	December 31, 2008
	(Dollas in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$328,844	$303,656
Interest bearing:
Money market and NOW accounts	577,185	306,478
Savings deposits	143,476	113,186
Time deposits of $100,000 or more	855,261	626,850
Other time deposits	582,304	588,433

Total deposits	2,487,070	1,938,603

Federal Home Loan Bank borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Accrued interest payable	12,550	8,549
Acceptances outstanding	10,162	10,427
Other liabilities	23,625	35,254

Total liabilities	2,922,675	2,382,101

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate
Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,000,000 at September 30, 2009 and December 31, 2008, respectively	67,000	67,000
Preferred stock discount	(3,970)	(4,664)
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 26,316,576 and 26,246,560 shares at September 30, 2009 and December 31, 2008, respectively	26	26
Common stock warrant	4,766	4,766
Capital surplus	83,453	82,077
Retained earnings	133,437	141,890
Accumulated other comprehensive income (loss), net	5,303	(1,142)

Total stockholders’ equity	290,015	289,953

Total liabilities and stockholders’ equity	$3,212,690	$2,672,054

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three and nine months ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$33,242	$37,801	$97,375	$115,864
Interest on securities	8,063	3,358	18,093	10,597
Interest on federal funds sold and other investments	401	531	707	1,376

Total interest income	41,706	41,690	116,175	127,837

INTEREST EXPENSE:
Interest on deposits	13,638	12,948	38,828	41,733
Interest on other borrowings	480	640	1,562	2,042
Interest on FHLB borrowings	3,355	3,349	9,853	10,543

Total interest expense	17,473	16,937	50,243	54,318

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	24,233	24,753	65,932	73,519
PROVISION FOR LOAN LOSSES	8,500	6,180	43,170	20,825

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,733	18,573	22,762	52,694

NON-INTEREST INCOME:
Service fees on deposit accounts	1,701	1,895	5,168	5,439
International service fees	551	535	1,462	1,497
Loan servicing fees, net	482	522	1,426	1,564
Wire transfer fees	326	358	1,012	1,093
Other income and fees	321	357	1,047	1,250
Net gains on sales of SBA loans	43	268	138	1,513
Net gains (losses) on sales of other loans	(169)	—	728	181
Net gains on sales of securities available for sale	1,722	—	2,727	860
Net valuation gains (losses) on interest rate swaps	(85)	76	(352)	251
Net gains (losses) on sales of OREO	2	—	(312)	—
Other than temporary impairment on securities available for sale	—	—	—	(1,713)

Total non-interest income	4,894	4,011	13,044	11,935

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,141	6,955	19,135	22,047
Occupancy	2,526	2,353	7,436	6,663
Furniture and equipment	731	722	2,162	2,138
Advertising and marketing	386	466	1,348	1,669
Data processing and communications	896	754	2,787	2,481
Professional fees	520	448	1,626	1,581
FDIC assessment	984	430	4,180	1,031
Credit related expenses	1,150	363	3,624	674
Other	1,334	1,500	4,440	4,978

Total non-interest expense	14,668	13,991	46,738	43,262

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	5,959	8,593	(10,932)	21,367
INCOME TAX PROVISION (BENEFIT)	2,018	3,611	(5,685)	8,759

NET INCOME (LOSS)	$3,941	$4,982	$(5,247)	$12,608

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,069)	$—	$(3,206)	$—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$2,872	$4,982	$(8,453)	$12,608

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.11	$0.19	$(0.32)	$0.48
Diluted	0.11	0.19	(0.32)	0.48

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

		Preferred	Common Stock		Common			Accumulated Other Comprehensive
	Preferred Stock	Stock Discount	Shares	Amount	Stock Warrants	Capital Surplus	Retained Earnings	Income (loss), net	Comprehensive Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	$—	$—	26,193,560	$26	$—	$79,974	$142,491	$(311)
Stock options exercised			8,000			69
Stock-based compensation						1,383
Cash dividends declared ($ 0.0825 per common share)							(2,160)
Comprehensive income:
Net income							12,608		$12,608
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								(3,678)	(3,678)
Change in unrealized gain (loss) on interest-only strips, net of tax								—	—
Change in unrealized gain (loss) on interest rate swaps, net of tax								111	111

Total comprehensive income									$9,041

BALANCE, SEPTEMBER 30, 2008	$—	$—	26,201,560	$26	$—	$81,426	$152,939	$(3,878)

		Preferred	Common Stock		Common			Accumulated Other Comprehensive
	Preferred Stock	Stock Discount	Shares	Amount	Stock Warrants	Capital Surplus	Retained Earnings	Income (Loss), net	Comprehensive Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$4,766	$82,077	$141,890	$(1,142)
Issuance of 80,620 shares pursuant to stock plan, net of 10,604 shares for employee tax withholding			70,016			(76)
Tax effects of stock plan						244
Stock-based compensation						1,208
Cash dividends accrued (5%)							(2,512)
Accretion of preferred stock discount		694					(694)
Comprehensive income:
Net loss							(5,247)		$(5,247)
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax								6,499	6,499
Change in unrealized gain on interest-only strips, net of tax								9	9
Change in unrealized gain (loss) on interest rate swaps, net of tax								(63)	(63)

Total comprehensive income									$1,198

BALANCE, SEPTEMBER 30, 2009	$67,000	$(3,970)	26,316,576	$26	$4,766	$83,453	$133,437	$5,303

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)
Adjustments to reconcile net income (loss) to net cash from operating activities:	$(5,247)	$12,608
Depreciation, amortization, net of discount accretion	2,734	1,996
Stock-based compensation expense	1,208	1,383
Provision for loan losses	43,170	20,825
Other than temporary impairment on securities	—	1,713
Valuation adjustment of a loan held for sale	—	334
Valuation adjustment of OREO	2,057	—
Proceeds from sales of loans	14,224	43,786
Originations of loans held for sale	(4,178)	(34,674)
Net gains on sales of SBA and other loans	(866)	(1,694)
Net change in bank owned life insurance	(169)	(383)
Net gains on sales of securities available for sale	(2,727)	(860)
Net losses on sales of OREO	312	—
Net valuation (gains) losses on interest rate swaps	352	(251)
FHLB stock dividends	—	(822)
Change in accrued interest receivable	(2,894)	1,195
Change in deferred tax assets	1	(3,517)
Change in other assets	(10,927)	2,361
Change in accrued interest payable	4,001	(1,882)
Change in other liabilities	567	(2,676)

Net cash provided by operating activities	41,618	39,442

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in loans receivable	(86,787)	(123,716)
Proceeds from sales of commercial real estate loans	—	11,863
Proceeds from sales of securities available for sale	152,486	76,135
Proceeds from sales of OREO	2,740	—
Purchase of premises and equipment	(1,326)	(2,610)
Purchase of securities available for sale	(597,194)	(197,811)
Purchase of Federal Reserve Bank stock	(2,070)	(40)
Purchase of Federal Home Loan Bank stock	—	(8,529)
Redemption of Federal Home Loan Bank stock	—	5,249
Proceeds from matured or called securities available for sale	98,171	60,689
Net cash received from acquisition of Provident Bank	—	2,555

Net cash used in investing activities	(433,980)	(176,215)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	548,467	110,498
Payment of cash dividends	(3,180)	(2,160)
Proceeds from FHLB borrowings	10,000	246,000
Repayment of FHLB borrowings	(10,000)	(193,000)
Proceeds from stock options exercised	—	69
Tax effects on issuance of shares from stock plan	168	—

Net cash provided by financing activities	545,455	161,407
NET CHANGE IN CASH AND CASH EQUIVALENTS	153,093	24,634

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	49,057	49,147

CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,150	$73,781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$46,242	$56,200
Income taxes paid	$1,347	$13,385

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$6,833	$—
Transfer from loan receivables to loans held for sale	$13,496	$12,016
Investment securities purchases pending future settlement	$9,464	$—
Investment securities sales pending future settlement	$(10,354)	$—
Acquisition:
Fair value of non-cash assets acquired		$44
Fair value of deposits assumed		$2,999
Goodwill acquired		$350
Other intangible assets acquired		$50

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). The Bank was organized in 1989 as a national bank and converted to a California state-chartered bank on January 3, 2005. It has branches in California, New York and New Jersey as well as a Loan Production Office in Texas.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at September 30, 2009 and the results of our operations for the nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The Company authorized 1,300,000 shares under the 2007 Plan; 1,210,800 shares were available for future grants as of September 30, 2009.

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

The fair value of each option granted for the nine months ended September 30, 2009 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. For the nine months ended September 30, 2008, no stock options were granted. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2009:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	1,053,250	$11.74
Granted	40,000	8.64
Exercised	—	—
Forfeited	(60,000)	8.64

Outstanding - September 30, 2009	1,033,250	$11.80	4.82	$265,000

Options exercisable - September 30, 2009	933,250	$11.58	4.51	$265,000
Unvested options expected to vest after September 30, 2009	77,540	$13.94	7.70	$—

The aggregate intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008 was $0 and $26 thousand, respectively. There was no tax benefit realized for options exercised for the nine months ending September 30, 2009 and 2008.

The following is a summary of restricted and performance unit activity under the Plan for the nine months ended September 30, 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2009	128,120	$16.34
Granted	10,000	3.71
Vested	(80,620)	17.55
Forfeited	(10,680)	16.49

Outstanding - September 30, 2009	46,820	$11.51	8.40	$325,000

The aggregate intrinsic value of performance units vested for the nine months ended September 30, 2009 and 2008 was $532 thousand and $0, respectively. The tax benefit realized for restricted units vested for the nine months ending September 30, 2009 and 2008 was $244 thousand and $0, respectively.

The amount charged against income, before income tax benefit of $41 thousand and $157 thousand, in relation to the stock-based payment arrangements was $234 thousand and $385 thousand for the three months ending September 30, 2009 and 2008, respectively. The amount charged against income, before income tax benefit of $438 thousand and $ 439 thousand, in relation to the stock-based payment arrangements was $1.2 million and $1.4 million for the nine months ending September 30, 2009 and 2008, respectively. At September 30, 2009, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $401 thousand, and is expected to be recognized over a remaining weighted average vesting period of 1.2 years. The estimated annual stock-based compensation as of September 30, 2009 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2009	$103
For the year ended December 31:
2010	248
2011	29
2012 and thereafter	21

Total	$401

4. Dividends

On March 18, 2009, the Company announced that it had suspended its quarterly common stock cash dividend to preserve capital and provide the Company with increased flexibility to continue investing in its business in ways that will create value for its shareholders. As economic conditions improve, the Company will consider reinstating the common stock cash dividend.

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2009 and 2008, stock options and restricted shares awards for approximately 917,000 shares and 484,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2009 and 2008, stock options and restricted shares awards for approximately 1,080,000 shares and 484,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 1,042,531 shares of common stock were also antidilutive for the three and nine months ended September 30, 2009.

The following table shows how we computed basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended September 30,
	2009			2008
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)

	(Dollars in thousands, except share and per share data)
Net (loss) income as reported	$3,941			$4,982
Less: preferred stock dividends and accretion of preferred stock discount	(1,069)			—

Basic EPS - common stock	$2,872	26,290,656	$0.11	$4,982	26,199,455	$0.19

Effect of Dilutive Securities:
Stock Options		69,849			244,438

Diluted EPS - common stock	$2,872	26,360,505	$0.11	$4,982	26,443,893	$0.19

	For the nine months ended September 30,
	2009			2008
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)

	(Dollars in thousands, except share and per share data)
Net (loss) income as reported	$(5,247)			$12,608
Less: preferred stock dividends and accretion of preferred stock discount	(3,206)			—

Basic EPS - common stock	$(8,453)	26,266,144	$(0.32)	$12,608	26,196,066	$0.48

Effect of Dilutive Securities:
Stock Options		—			235,131

Diluted EPS - common stock	$(8,453)	26,266,144	$(0.32)	$12,608	26,431,197	$0.48

6. Recent Accounting Pronouncements

FASB ASC 105 — In June 2009, the FASB issued Statement, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 which was codified into FASB ASC Topic 105, “Generally Accepted Accounting Standards”. The Statement designates FASB Accounting Standards CodificationTM as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). All existing accounting standards documents are superseded as described in FASB ASC Topic 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification. Financial statements issued for all interim and annual periods ending after September 15, 2009 need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, and Paragraph

Newly Issued But Not Yet Effective Accounting Pronouncements

FASB ASC 860 — In June 2009, the FASB issued Statement, Accounting for Transfers of Financial Assets - An Amendment of FASB Statement No. 140, and No. 167 - Amendments to FASB Interpretation No. 46(R) which were codified into FASB ASC Topic 860. These Statements change the way entities account for securitizations and special-purpose entities. They will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. They also eliminate the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures. They further change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new standards will require a number of new disclosures about a company’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A company will also be required to disclose how its involvement with a variable interest entity affects the company’s financial statements. The statements also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. Both Statements will be effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. Adoption of these Statements is not expected to have a significant impact on the Company’s financial position or results of operations.

7. Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$109,295	$1,491	$—	$110,786
GSE collateralized mortgage obligations	170,513	1,437	(839)	171,111
GSE mortgage-backed securities	440,517	7,264	(73)	447,708
Corporate note	4,455	—	(1,167)	3,288
Municipal bonds	5,259	352	—	5,611

Total debt securities	730,039	10,544	(2,079)	738,504
Mutual funds	5,462	78	—	5,540

	$735,501	$10,622	$(2,079)	$744,044

	At December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$46,901	$447	$(27)	$47,321
GSE collateralized mortgage obligations	126,840	360	(3,279)	123,921
GSE mortgage-backed securities	225,144	2,991	(360)	227,775
Corporate note	4,444	—	(2,292)	2,152

Total debt securities	403,329	3,798	(5,958)	401,169
Mutual funds	5,462	—	(45)	5,417

	$408,791	$3,798	$(6,003)	$406,586

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

As of September 30, 2009, we had $744.0 million in available-for-sale securities, compared to $406.6 million at December 31, 2008. The net unrealized gain on the available-for sale securities at September 30, 2009 was $8.5 million, compared to a net unrealized loss of $2.2 million at December 31, 2008. During the nine months ended September 30, 2009, we purchased $586.8 million in securities available-for-sale, sold $160.4 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains on sales of $2.7 million and a gross loss of $3,000. During the three months ended September 30, 2009, we purchased $108.0 million in securities available-for-sale, sold $85.2 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains on sales of $1.7 million and a gross loss of $3,000. The sales of securities were part of our on-going interest rate risk management strategy and rebalancing of duration and mix of our investment securities portfolio.

At September 30, 2009, other liabilities included investment securities purchased pending future settlement of $9.5 million, compared to $21.5 million at December 31, 2008. In addition, at September 30, 2009, other assets included investment securities sold pending future settlement of $10.4 million. There were no investment securities sold pending future settlement at December 31, 2008.

Securities with a carrying value of $6.0 million were pledged to secure public deposits and for other purposes as required or permitted by law as of September 30, 2009. Securities with a carrying value of $246.5 million were pledged for California State Treasurer deposits, as of September 30, 2009.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	26,333	26,511
Due after ten years	92,676	93,174
GSE collaterized mortgage obligations	170,513	171,111
GSE mortgage-backed securities	440,517	447,708

	$730,039	$738,504

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2009.

At September 30, 2009	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
GSE collaterized mortgage obligations	6	$35,282	$(50)	3	$24,033	$(789)	9	$59,315	$(839)
GSE mortgage-backed securities	6	38,325	(71)	4	394	(2)	10	38,719	(73)
Corporate note	—	—	—	1	3,288	(1,167)	1	3,288	(1,167)

	12	$73,607	$(121)	8	$27,715	$(1,958)	20	$101,322	$(2,079)

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

The corporate note consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $1.2 million at September 30, 2009. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not meet the criteria other-than-temporary impairment at September 30, 2009 as the investment is rated investment grade and there are no credit quality concerns of the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at September 30, 2009.

As noted above, we consider the losses on our investments in an unrealized loss position at September 30, 2009 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company does not intend to sell these securities at losses, and it is more likely than not that the Company will not be required to sell these securities before anticipated recovery.

8. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2009	December 31, 2008
	(In thousands)
Commercial loans	$546,328	$598,556
Real estate loans	1,566,551	1,472,872
Consumer and other loans	20,142	28,520

	2,133,021	2,099,948
Unamortized deferred loan fees, net of cost	(1,688)	(1,505)
Allowance for loan losses	(52,967)	(43,419)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,078,366	2,055,024
Guaranteed portion of delinquent SBA loans	20,857	20,911

Loans receivable, net	$2,099,223	$2,075,935

Activity in the allowance for loan losses is as follows for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(In thousands)
Balance, beginning of period	$43,419	$20,035
Provision for loan losses	43,170	20,825
Loan charge-offs	(34,135)	(13,182)
Loan recoveries	513	128

Balance, end of period	$52,967	$27,806

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $88.4 million and $50.3 million as of September 30, 2009 and December 31, 2008, respectively, with specific loan loss allowances of $16.0 million and $15.0 million, respectively.

A general loan loss allowance is provided on loans not specifically identified as impaired loan (non-impaired loans). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the non-impaired loan portfolio. During the third quarter of 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools.

The stratification of the loan portfolio resulted in a quantitative allowance of $8.5 million at September 30, 2009 compared to $18.2 million at June 30, 2009 and $8.4 million at December 31, 2008. The decline in the quantitative allowance from second quarter 2009 to third quarter 2009 was due to the stratification of the loan portfolio as previously discussed and was primarily offset by increases in the qualitative component of the allowance which is discussed in more detail below. The Company will continue to refine its loss reserve methodology to more accurately reflect the inherent loss content of the portfolio.

Second, in addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances on the non-impaired loan portfolio for the following factors that have a bearing on its loss content.

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in international, national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability, and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications.

•	Changes in the quality of our loan review system.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Changes in the value of underlying collateral for collateral dependent loans.

•	Other external factors not considered above.

The qualitative loan loss allowance was $28.4 million at September 30, 2009 compared to $19.3 million at June 30, 2009, and $20.1 million at December 31, 2008. The following table presents the allocation of the specific and general components of the allowance by significant loan types:

	9/30/2009				12/31/2008
	(Dollars in thousands)
	Commercial Real Estate Loans	Commercial Loans	Other Loans	Total	Commercial Real Estate Loans	Commercial Loans	Other Loans	Total
Impaired loans	$69,288	$19,066	$—	$88,354	$27,693	$22,620	$—	$50,313
Specific allowance	$(9,775)	$(6,217)	$—	$(15,992)	$(5,411)	$(9,546)	$—	$(14,957)
Loss coverage ratio	14.11%	32.61%	N/A	18.10%	19.54%	42.20%	N/A	29.73%
Non-impaired loans	$1,490,930	$517,233	$34,816	$2,042,979	$1,436,919	$563,588	$47,623	$2,048,130
General allowance	$(28,706)	$(7,125)	$(1,144)	$(36,975)	$(18,808)	$(8,514)	$(1,140)	$(28,462)
Loss coverage ratio	1.93%	1.38%	3.29%	1.81%	1.31%	1.51%	2.39%	1.39%
Total loans*	$1,560,218	$536,299	$34,816	$2,131,333	$1,464,612	$586,208	$47,623	$2,098,443
Total allowance for loan losses	$(38,481)	$(13,342)	$(1,144)	$(52,967)	$(24,219)	$(18,060)	$(1,140)	$(43,419)
Loss coverage ratio	2.47%	2.49%	3.29%	2.49%	1.65%	3.08%	2.39%	2.07%

*	Excludes the guaranteed portion of delinquent SBA loans.

Under certain circumstances, we will provide borrowers relief through a loan modification. These modifications are either temporary in nature (temporary modifications), or are more substantive troubled debt restructuring. At September 30, 2009 total modified loans were $73 million, compared to $53.1 at December 31, 2008. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to substandard or special mention. At September 30, 2009 total temporary modifications outstanding were $15.8 million compared to $43.7 at December 31, 2008. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with FASB ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

At September 30, 2009, non-accrual loans totaled $35.5 million, compared to $37.6 million at December 31, 2008. At September 30, 2009 and December 31, 2008, there were no loans past due more than 90 days and still accruing interest.

Trouble Debt Restructured (TDR) loans are defined by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” and FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with FASB ASC 310-10-35. At September 30, 2009, loans classified as a TDR totaled $57.4 million, of which $12.7 million was on non-accrual status and $44.7 million was on accrual status. At December 31, 2008, loans classified as a TDR totaled $9.4 million, of which $6.1 million was on non-accrual status and $3.3 million was on accrual status. TDRs are generally downgraded to substandard, partially accounting for the increase in loans classified as substandard to $110.7 million at September 30, 2009 from $55.6 million at December 31, 2008.

As of September 30, 2009 and December 31, 2008, we did not have any outstanding commitments to extend additional funds to these borrowers.

See also discussion under Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Non-Performing Assets and Allowance for Loan Losses.

9. Federal Home Loan Bank Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $548.1 million at September 30, 2009. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral with the FHLB equal to at least 100% of outstanding advances.

At September 30, 2009 and December 31, 2008, real estate secured loans with a carrying amount of approximately $1.1 billion, were pledged as collateral for borrowings from the FHLB. At September 30, 2009 and December 31, 2008, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.

At September 30, 2009 and December 31, 2008, FHLB borrowings were $350 million, had a weighted average interest rate of 3.67% and 3.70%, respectively, and had various maturities through September 2016. At September 30, 2009 and December 31, 2008, putable advances with various putable dates and strike prices were $150 million and $184 million, respectively. The cost of FHLB borrowings as of September 30, 2009 ranged between 1.89% and 4.57%. At September 30, 2009, the Company had a remaining borrowing capacity of $198.1 million.

We also have an unsecured line of credit with the FHLB-SF with overnight terms. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At September 30, 2009, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$40,000	$190,000
Due after one year through five years	289,000	155,000
Due after five years through ten years	21,000	5,000

	$350,000	$350,000

10. Subordinated Debentures

At September 30, 2009, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. The Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

The debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, December 15, 2009 with respect to Nara Capital Trust III, October 7, 2009 with respect to Nara Statutory Trust IV, December 17, 2009 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI.

The following table is a summary of trust preferred securities and debentures at September 30, 2009:

		(Dollars in Thousands)
	Issuance Date	Trust Preferred Security Amount	Subordinated
Issuance Trust			Debentures Amount	Rate Type	Initial Rate	Rate at 9/30/09	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	3.45%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.13%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.24%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	1.95%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

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

In January of 2008, we entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, we receive a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pay a fixed rate of 3.57%, until January of 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of our financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized in earnings. At September 30, 2009, the fair value of the outstanding interest rate swaps was ($645 thousand) compared to ($857 thousand) at December 31, 2008.

The aggregate fair value of all derivative instruments that were in a liability position at September 30, 2009, was $645 thousand, for which we had posted $2.1 million in investment securities as collateral. The contract arrangement of these derivative instruments does not contain any credit-risk related contingent features, which would require us to post additional collateral as a result of any adverse change in our creditworthiness in the future.

Interest rate swap information at September 30, 2009 is summarized as follows:

Current Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(128.9)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(128.9)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(128.9)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(128.9)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(128.9)

$50,000				$(645)

During the third quarter of 2009, we entered into two interest cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (3 Mo. LIBOR) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At September 30, 2009, the fair value of the outstanding interest rate caps was $305 thousand and we recognized mark-to-market losses on valuation of $54 thousand for the quarter ending September 30, 2009.

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	September 30, 2009		December 31, 2008
	(Dollars in Thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$305	Other Assets	$—
Interest rate swaps	Other Liabilities	(645)	Other Liabilities	(857)

Total derivatives not designated as hedging instruments		$(340)		$(857)

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2009 and 2008 are as follows:

		Three Months Ended,		Nine Months Ended,
		9/30/2009	9/30/2008	9/30/2009	9/30/2008
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(121)	$40	$(458)	$(145)

Total		$(121)	$40	$(458)	$(145)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2009 and 2008.

Three Months Ended September 30,

(Dollars in thousands)

	Business Segment
2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,939	$1,236	$3,058	$24,233
Less provision for loan losses	3,938	—	4,562	8,500
Non-interest income	3,864	570	460	4,894

Net revenue	19,865	1,806	(1,044)	20,627
Non-interest expense	12,357	698	1,613	14,668

Income (loss) before income taxes	$7,508	$1,108	$(2,657)	$5,959

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,708,686	$180,938	$323,066	$3,212,690

2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$20,200	$1,162	$3,391	$24,753
Less provision for loan losses	2,679	1,186	2,315	6,180
Non-interest income	2,667	551	793	4,011

Net revenue	20,188	527	1,869	22,584
Non-interest expense	11,403	775	1,813	13,991

Income (loss) before income taxes	$8,785	$(248)	$56	$8,593

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,071,268	$186,414	$339,970	$2,597,652

Nine Months Ended September 30,

(Dollars in thousands)

	Business Segment
2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses(1)	$54,023	$3,110	$8,799	$65,932
Less provision for loan losses(2)	23,782	3,122	16,266	43,170
Non-interest income(3)	9,778	1,525	1,741	13,044

Net revenue	40,019	1,513	(5,726)	35,806
Non-interest expense	38,627	2,147	5,964	46,738

Income (loss) before income taxes	$1,392	$(634)	$(11,690)	$(10,932)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,708,686	$180,938	$323,066	$3,212,690

2008	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$59,354	$3,583	$10,582	$73,519
Less provision for loan losses	4,191	3,736	12,898	20,825
Non-interest income	7,122	1,561	3,252	11,935

Net revenue	62,285	1,408	936	64,629
Non-interest expense	34,651	2,465	6,146	43,262

Income (loss) before income taxes	$27,634	$(1,057)	$(5,210)	$21,367

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,071,268	$186,414	$339,970	$2,597,652

(1)	The decreases in net interest income before provision for loan losses for all segments during the period are due to the decrease in net interest margin.
(2)	The increase in the provision for loan losses for the SBA segment and the Company during the period is due to the increase in delinquencies and impaired loans in the loan portfolio.
(3)	The decrease in non-interest income for the SBA segment during the period is due to the decrease in net gains on sales of SBA loans, as a result of reduced volumes of SBA loan originations and sales.

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at September 30, 2009 and 2008 included SBA loans (principally, the unguaranteed portion) of $104.8 million and $101.9 million; commercial real estate loans of $194.0 million and $204.2 million; and commercial business loans of $16.0 million and $13.6 million, respectively.

13. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The total amount of unrecognized tax benefits was $137 thousand at September 30, 2009 and $352 thousand at December 31, 2008 and is primarily for uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $137 thousand and $352 thousand at September 30, 2009 and December 31, 2008, respectively. The amount of unrecognized tax benefits decreased due to the payments to the California Franchise Tax Board as a result of the audit adjustments for the apportionment factors and California Enterprise Zone loan interest deductions on the Company’s 2005 and 2006 state income tax returns.

We recognize interest and penalties related to income tax matters in income tax expense. We accrued approximately $9 thousand and $47 thousand for interest and penalties at September 30, 2009 and December 31, 2008, respectively.

14. Fair Value Measurements

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Impaired Loans

The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These are considered Level 2 inputs. For the loan’s collateral for which observable market prices are not available, fair value is estimated using discount cash flow models. These are considered Level 3 inputs.

Derivatives

The fair value of our derivative financial instruments, including interest rate swaps and caps, is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs).

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	At September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$110,786	$—	$110,786	$—
GSE collateralized mortgage obligations	171,111	—	171,111	—
GSE mortgage-backed securities	447,708	—	447,708	—
Corporate note	3,288	—	3,288	—
Municipal bonds	5,611	—	5,611	—
Mutual funds	5,540	—	5,540	—
Derivatives - Interest rate caps	305	—	305	—
Liabilities:
Derivatives - Interest rate swaps	(645)	—	(645)	—

		Fair Value Measurements Using
	At December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$47,321	$—	$47,321	$—
GSE collateralized mortgage obligations	123,921	—	123,921	—
GSE mortgage-backed securities	227,775	—	227,775	—
Corporate note	2,152	—	2,152	—
Mutual funds	5,417	—	5,417	—
Liabilities:
Derivatives - Interest rate swaps	(857)	—	(857)	—

Fair value adjustments for interest rate caps resulted in a net expense of $54 thousand for the nine months ended September 30, 2009. We had no interest rate caps for the year ended December 31, 2008. Fair value adjustments for interest rate swaps resulted in a net expense of $404 thousand for the nine months ended September 30, 2009 and $549 thousand for the year ended December 31, 2008.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Using
	At September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$53,043	$—	$39,946	$13,097
Other real estate owned	4,421	—	4,421	—

		Fair Value Measurements Using
	At December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$18,177	$—	$2,667	$15,510

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans and using discounted cash flow models for other loans, had a principal balance of $69.0 million and $33.1 million, with a valuation allowance of $16.0 million and $15.0 million as of September 30, 2009 and December 31, 2008, respectively. $19.4 million of impaired loans had no valuation allowance at September 30, 2009. During the nine months ending September 30, 2009 and 2008, the increase in provision for loan losses related to impaired loans was $32.0 million and $20.3 million, respectively. During the three months ending September 30, 2009 and 2008, the increase in provision for loan losses related to impaired loans was $8.3 million and $5.7 million, respectively.

At September 30, 2009, other real estate owned, which are carried at the lower of cost or fair value, were written down to fair value of $4.4 million, resulting in a valuation allowance of $1.5 million. A charge of $697 thousand and $1.6 million was included in earnings for the three and nine months ended September 30, 2009, respectively.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2009 and December 31 were as follows:

	September 30, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$202,150	$202,150
Loans held for sale	14,137	14,653
Loans receivable - net	2,030,188	2,071,726
Federal Reserve Bank stock	4,390	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	11,062	11,062
Customers’ liabilities on acceptances	10,162	10,162

Financial Liabilities:
Noninterest-bearing deposits	$(328,844)	$(328,844)
Saving and other interest bearing demand deposits	(720,661)	(720,661)
Time deposits	(1,437,565)	(1,448,935)
Borrowings from Federal Home Loan Bank	(350,000)	(367,262)
Subordinated debentures	(39,268)	(40,457)
Accrued interest payable	(12,550)	(12,550)
Bank’s liabilities on acceptances outstanding	(10,162)	(10,162)

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$49,057	$49,057
Loans held for sale	9,821	10,098
Loans receivable - net	2,042,801	2,074,994
Federal Reserve Bank stock	2,320	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	8,168	8,168
Customers’ liabilities on acceptances	10,427	10,427

Financial Liabilities:
Noninterest-bearing deposits	$(303,656)	$(303,656)
Saving and other interest bearing demand deposits	(419,664)	(419,664)
Time deposits	(1,215,283)	(1,224,114)
Federal Home Loan Bank Borrowings	(350,000)	(369,872)
Subordinated debentures	(39,268)	(32,188)
Accrued interest payable	(8,549)	(8,549)
Bank’s liabilities on acceptances outstanding	(10,427)	(10,427)

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

15. Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income (loss)	$3,941	$4,982	$(5,247)	$12,608
Unrealized holding gains (losses) on securities available-for sale and interest only strips	10,207	(3,051)	13,491	(6,934)
Other than temporary impairment on securities available for sale	—	—	—	1,713
Reclassification adjustments for gains realized in income	(1,722)	—	(2,727)	(860)

Net unrealized gain (loss)	8,485	(3,051)	10,764	(6,081)
Tax expense (benefit)	3,361	(1,225)	4,256	(2,403)

Net of tax amount	$5,124	$(1,826)	$6,508	$(3,678)

Change in fair value of the effective portion of derivatives used for cash flow hedges	$—	$—	$—	$290
Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	(35)	(35)	(105)	(105)

Net unrealized gain (loss)	(35)	(35)	(105)	185
Tax expense (benefit)	(14)	(14)	(42)	74

Net of tax amount	$(21)	$(21)	$(63)	$111

Total other comprehensive income (loss)	$5,103	$(1,847)	$6,445	$(3,567)

Comprehensive income (loss)	$9,044	$3,135	$1,198	$9,041

16. Subsequent Event

On October 27, 2009, the Company announced that it closed an offering of $86.3 million of its common stock through an underwritten public offering of 11.5 million shares of the Company’s common stock at a price of $7.50 per share, including a 15% over-allotment option. Net proceeds were approximately $82 million. The shares were issued pursuant to a prospectus supplement filed as part of a shelf registration statement previously filed with the Securities and Exchange Commission on Form S-3 (No. 333-161992). The Company intends to use the net proceeds of the offering for general corporate purposes. These purposes include funding working capital requirements, supporting growth of Nara’s banking business, including both internal growth and growth from possible acquisitions, and related regulatory capital needs.

Management has performed an evaluation of subsequent events through November 3, 2009, the date these financial statements were issued, and no significant subsequent events, other than the event mentioned above, were identified.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that caused changes in our consolidated results of operations and financial condition as of and for the three and nine months ended September 30, 2009. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$41,706	$41,690	$116,175	$127,837
Interest expense	17,473	16,937	50,243	54,318

Net interest income	24,233	24,753	65,932	73,519
Provision for loan losses	8,500	6,180	43,170	20,825

Net interest income after provision for loan losses	15,733	18,573	22,762	52,694
Non-interest income	4,894	4,011	13,044	11,935
Non-interest expense	14,668	13,991	46,738	43,262

Income (loss) before income tax provision (benefit)	5,959	8,593	(10,932)	21,367
Income tax provision (benefit)	2,018	3,611	(5,685)	8,759

Net income (loss)	$3,941	$4,982	$(5,247)	$12,608

Dividends and discount accretion on preferred stock	$(1,069)	$—	$(3,206)	$—

Net income (loss) available to common stockholders	$2,872	$4,982	$(8,453)	$12,608

Per Share Data:
Earnings (loss) per common share - basic	$0.11	$0.19	$(0.32)	$0.48
Earnings (loss) per common share - diluted	$0.11	$0.19	$(0.32)	$0.48
Book value, period end	$11.02	$8.80	$11.02	$8.80
Common shares outstanding	26,316,576	26,201,560	26,316,576	26,201,560
Weighted average shares - basic	26,290,656	26,199,455	26,266,144	26,196,066
Weighted average shares - diluted	26,360,505	26,443,893	26,266,144	26,431,197

Statement of Financial Condition Data - at Period End:
Assets	$3,212,690	$2,597,652	$3,212,690	$2,597,652
Securities available for sale	744,044	313,393	744,044	313,393
Gross loans, net of deferred loan fees and costs *			—	—
(excludes loans held for sale)	2,131,333	2,097,333	2,131,333	2,097,333
Deposits	2,487,070	1,946,843	2,487,070	1,946,843
Federal Home Loan Bank borrowings	350,000	350,000	350,000	350,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	290,015	230,513	290,015	230,513

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Average Balance Sheet Data:
Assets	$3,208,774	$2,573,286	$2,972,856	$2,532,671
Securities available for sale and held to maturity	737,471	290,641	565,059	288,909
Gross loans, including loans held for sale *	2,117,910	2,113,917	2,106,172	2,088,851
Deposits	2,474,788	1,919,584	2,238,457	1,855,448
Stockholders’ equity	284,676	232,918	288,928	231,133
Selected Performance Ratios:
Return on average assets (1) (7)	0.49%	0.77%	-0.24%	0.66%
Return on average stockholders’ equity (1) (7)	5.54%	8.56%	-2.42%	7.27%
Non-interest expense to average assets (1)	1.83%	2.17%	2.10%	2.28%
Efficiency ratio (2)	50.36%	48.64%	59.18%	50.63%
Net interest margin (3) *	3.14%	4.02%	3.08%	4.05%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	9.95%	10.42%	9.95%	10.42%
Tier 1 risk-based capital ratio	13.51%	11.84%	13.51%	11.84%
Total risk-based capital ratio	14.77%	13.08%	14.77%	13.08%
Tangible common equity ratio (8)	6.81%	8.72%	6.81%	8.72%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.49%	1.33%	2.49%	1.33%
Allowance for loan losses to non-performing loans	149.16%	91.16%	149.16%	91.16%
Total non-performing loans to gross loans	1.67%	1.45%	1.67%	1.45%
Total non-performing assets to total assets (6)	2.64%	1.42%	2.64%	1.42%

*	Excludes the guaranteed portion of delinquent SBA loans
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.
(7)	Based on net income (loss) before effect of dividends and discount accretion on preferred stock
(8)	Excludes TARP preferred stock and stock warrants of $67.8 million and $0 at September 30, 2009 and September 30 2008, respectively.

Results of Operations

Overview

During the nine months ended September 30, 2009, we experienced strong growth in assets, primarily cash and cash equivalents and securities, supported by growth in deposits, especially during first half of the year. Our total assets grew by $540.6 million, or 20%, to $3.2 billion at September 30, 2009 from $2.7 billion at December 31, 2008. Our deposits grew $548.5 million, or $28%, to $2.5 billion at September 30, 2009 from $1.9 billion at December 31, 2008.

Net income (loss)

Our net income available to common stockholders for the three months ended September 30, 2009 was $2.9 million, or $0.11 per diluted share, compared to net income available to common stockholders of $5.0 million, or $0.19 per diluted share, for the same period of 2008, representing a decrease of $2.1 million, or 42%. The decrease in earnings is primarily due to the increases in provision for loan losses and dividends and discount accretion on preferred stock, partially offset by a decrease in income taxes.

Our net loss available to common stockholders for the nine months ended September 30, 2009 was ($8.5 million), or ($0.32) per diluted share, compared to net income available to common stockholders of $12.6 million, or $0.48 per diluted share, for the same period of 2008, representing a decrease of $21.1 million, or 167%. The decline in earnings during the period was due to the increases in provision for loan losses, non-interest expense and dividends and discount accretion on preferred stock as well as a decrease in net interest income, partially offset by a decrease in income taxes.

The annualized return on average assets was 0.49% for the third quarter of 2009, compared to 0.77% for the same period of 2008. The annualized return on average equity was 5.54% for the third quarter of 2009, compared to 8.56% for the same period of 2008. The efficiency ratio was 50.36% for the third quarter of 2009, compared to 48.64% for the same period of 2008.

The annualized return (loss) on average assets was (0.24%) for the nine months ended September 30, 2009, compared to 0.66% for the same period of 2008. The annualized return (loss) on average equity was (2.42%) for the nine months ended September 30, 2009, compared to 7.27% for the same period of 2008. The efficiency ratio was 59.18% for the nine months ended September 30, 2009, compared to 50.63% for the same period of 2008.

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

Net interest income before provision for loan losses was $24.2 million for the three months ended September 30, 2009, a decrease of $520 thousand, or 2.1%, compared to $24.8 million for the same period of 2008. The decrease is primarily due to the decline in net interest margin. The decline in the net interest margin was caused by a decrease in the prime rate and an increase in liquid assets and investment securities with lower yields resulting from the increase in deposits during 2009, offset by an increase in average interest earning assets.

Net interest income before provision for loan losses was $65.9 million for the nine months ended September 30, 2009, a decrease of $7.6 million, or 10.3%, compared to $73.5 million for the same period of 2008. The decrease was also primarily due to a decline in net interest margin. The decline in net interest margin during this period was also due to the same reasons as previously noted.

Interest income for the third quarter of 2009 and 2008 was the same at $41.7 million. Interest income decreased $5.5 million due to a decrease in the average yield earned on average interest-earning assets (rate change). The decrease was offset by a $5.5 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change).

Interest income for the nine months ended September 30, 2009 was $116.2 million, which represented a decrease of $11.7 million, or 9.1%, compared to $127.8 million for the same period of 2008. The decrease was the result of a $22.8 million decrease in interest income due to a decrease in the average yield earned on average interest-earning assets (rate change), offset by a $11.1 million increase in interest income due to an increase in the volume of average interest-earning assets (volume change).

Interest expense for the third quarter of 2009 was $17.5 million, a decrease of $536 thousand, or 3.2%, compared to interest expense of $16.9 million for the same quarter of 2008. The decrease was primarily the result of a $3.4 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), offset by $3.9 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Interest expense for the nine months ended September 30, 2009 was $50.2 million, a decrease of $4.1 million, or 7.5%, compared to interest expense of $54.3 million for the same period of 2008. The decrease was primarily the result of a $13.1 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), offset by $9.0 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Net Interest Margin

During the third quarter ended September 30, 2009, our net interest margin decreased 88 basis points to 3.14% from 4.02% for the same quarter of last year. The weighted average yield on the loan portfolio for the third quarter 2009 decreased 87 basis points to 6.28% from 7.15% for the same quarter of last year. The decrease was the result of the prime rate-based portion of the loan portfolio repricing downward as market interest rates continued to decline due to reductions in interest rates by the Federal Reserve throughout 2008. The prime rate declined 175 basis points since the third quarter 2008. The decrease in net interest margin was also attributable to higher levels of lower yielding investment securities and other short-term investments, such as overnight federal funds sold or interest-earning cash reserves on deposit at the Federal Reserve Bank interest-earning account. The change in asset mix was part of a plan to improve our liquidity and strengthen the balance sheet.

The weighted average yield on our investment securities for the third quarter 2009 decreased 25 basis points to 4.37% from 4.62% for the same quarter 2008. The decrease was primarily due to downward repricing of variable rate agency CMO investment securities tied to one month LIBOR, as such rates declined over the past 12 months, and the rebalancing our investment portfolio to shorter duration securities to mitigate against interest rate risk. The variable rate agency CMO portfolio was $67.5 million at September 30, 2009, yielding 2.72%, compared to $112.9 million at September 30, 2008, yielding 4.12%.

The weighted average cost of deposits for third quarter 2009 decreased 50 basis points to 2.20% from 2.70% for the same quarter last year. The cost of time deposits decreased 64 basis points to 2.71% from 3.35%, accounting for a substantial portion of the decrease.

Following are selected weighted average data on a spot rate basis at September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Weighted average loan portfolio yield (excluding discounts)	6.19%	6.87%
Weighted average securities available-for-sale portfolio yield	4.35%	4.89%
Weighted average cost of deposits	2.06%	2.69%
Weighted average cost of total interest-bearing deposits	2.38%	3.29%
Weighted average cost of FHLB advances	3.67%	3.78%

Prepayment penalty income for the third quarter of 2009 and 2008 was $173 thousand and $434 thousand, respectively. Non-accrual interest income reversed was $328 thousand and $273 thousand for the third quarter ended September 30, 2009 and 2008, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for third quarter 2009 and 2008 was 3.16% and 4.00%, respectively.

Prepayment penalty income will vary with the level of loans paid off. Generally as interest rates decline, the level of pay-offs increase as fixed rate borrowers refinance their loans, which generates higher levels of prepayment penalty income. However, the deteriorating economic environment in recent years has slowed sales of properties and businesses resulting in lower loan pay-offs. It is difficult to determine the trend in prepayment penalty income given these two competing factors.

During the nine months ended September 30, 2009, the net interest margin decreased 97 basis points to 3.08% from 4.05% for the same period of last year. The weighted average yield on the loan portfolio for the nine months ended September 30, 2009 decreased 124 basis points to 6.16% from 7.40% for the same period of last year. The decrease was due to the reasons previously explained in the quarterly analysis. The weighted average yield on investment securities for the nine months ended September 30, 2009 decreased 62 basis points to 4.27% from 4.89% for the same period in 2008.

The weighted average cost of deposits for the nine months ended September 30, 2009 decreased 69 basis points to 2.31% from 3.00% for the same period last year. The cost of time deposits decreased 110 basis points to 2.75% from 3.85%, accounting for a substantial portion of the decrease.

Prepayment penalty income for the nine months ended September 30, 2009 and 2008 was $465 thousand and $1.2 million, respectively. Non-accrual interest income reversed was $888 thousand and $406 thousand for the nine months ended September 30, 2009 and 2008, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the nine months ended September 30, 2009 and 2008 was 3.10% and 4.00%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,117,910	$33,242	6.28%	$2,113,917	$37,801	7.15%
Securities available for sale (3)	737,471	8,063	4.37%	290,641	3,358	4.62%
FRB and FHLB stock and other investments	202,131	277	0.55%	23,052	369	6.40%
Federal funds sold	30,870	124	1.61%	32,626	162	1.99%

Total interest earning assets	$3,088,382	$41,706	5.40%	$2,460,236	$41,690	6.78%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$549,991	$2,569	1.87%	$291,134	$2,121	2.91%
Savings	134,998	1,040	3.08%	140,295	1,229	3.50%
Time deposits:
$100,000 or more	811,007	4,799	2.37%	783,151	6,441	3.29%
Other	670,465	5,230	3.12%	362,804	3,157	3.48%

Total time deposits	1,481,472	10,029	2.71%	1,145,955	9,598	3.35%

Total interest bearing deposits	2,166,461	13,638	2.52%	1,577,384	12,948	3.28%

FHLB advances	356,848	3,355	3.76%	350,668	3,349	3.82%
Other borrowings	37,769	480	5.08%	37,741	640	6.78%

Total interest bearing liabilities	2,561,078	$17,473	2.73%	1,965,793	$16,937	3.45%

Non-interest bearing demand deposits	308,327			342,200

Total funding liabilities / cost of funds	$2,869,405		2.44%	$2,307,993		2.94%

Net interest income/net interest spread		$24,233	2.67%		$24,753	3.33%

Net interest margin			3.14%			4.02%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			3.18%			4.07%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			3.16%			4.00%
Cost of deposits:
Non-interest demand deposits	$308,327	$—		$342,200	$—
Interest bearing deposits	2,166,461	13,638	2.52%	1,577,384	12,948	3.28%

Total deposits	$2,474,788	$13,638	2.20%	$1,919,584	$12,948	2.70%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $328 thousand and $273 thousand for the three months ended September 30, 2009 and 2008, respectively.
(5)	Loan prepayment fee income excluded was $173 thousand and $434 thousand for the three months ended September 30, 2009 and 2008, respectively.

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,106,172	$97,375	6.16%	$2,088,851	$115,864	7.40%
Securities available for sale (3)	565,059	18,093	4.27%	288,909	10,597	4.89%
FRB and FHLB stock and other investments	173,315	555	0.43%	23,765	1,056	5.92%
Federal funds sold	13,128	152	1.54%	20,605	320	2.07%

Total interest earning assets	$2,857,674	$116,175	5.42%	$2,422,130	$127,837	7.04%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$437,224	$7,251	2.21%	$266,872	$5,851	2.92%
Savings	121,480	3,056	3.35%	140,018	3,877	3.69%
Time deposits:
$100,000 or more	690,649	12,452	2.40%	822,548	22,389	3.63%
Other	690,686	16,069	3.10%	286,841	9,616	4.47%

Total time deposits	1,381,335	28,521	2.75%	1,109,389	32,005	3.85%

Total interest bearing deposits	1,940,039	38,828	2.67%	1,516,279	41,733	3.67%

FHLB advances	358,434	9,853	3.67%	372,294	10,543	3.78%
Other borrowings	37,920	1,562	5.49%	37,882	2,042	7.19%

Total interest bearing liabilities	2,336,393	$50,243	2.87%	1,926,455	$54,318	3.76%

Non-interest bearing demand deposits	298,418			339,169

Total funding liabilities / cost of funds	$2,634,811		2.54%	$2,265,624		3.20%

Net interest income/net interest spread		$65,932	2.55%		$73,519	3.28%

Net interest margin			3.08%			4.05%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			3.12%			4.07%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			3.10%			4.00%
Cost of deposits:
Non-interest demand deposits	$298,418	$—		$339,169	$—
Interest bearing deposits	1,940,039	38,828	2.67%	1,516,279	41,733	3.67%

Total deposits	$2,238,457	$38,828	2.31%	$1,855,448	$41,733	3.00%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $888 thousand and $406 thousand for the nine months ended September 30, 2009 and 2008, respectively.
(5)	Loan prepayment fee income excluded was $465 thousand and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.

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

	Three months ended September 30, 2009 over September 30, 2008
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(4,559)	$(4,630)	$71
Interest on securities	4,705	(190)	4,895
Interest on other investments	(92)	(613)	521
Interest on federal funds sold	(38)	(30)	(8)

Total interest income	$16	$(5,463)	$5,479

INTEREST EXPENSE :
Interest on demand deposits	$448	$(956)	$1,404
Interest on savings	(189)	(144)	(45)
Interest on time deposits	431	(2,054)	2,485
Interest on FHLB borrowings	6	(53)	59
Interest on other borrowings	(160)	(160)	—

Total interest expense	$536	$(3,367)	$3,903

Net Interest Income	$(520)	$(2,096)	$1,576

	Nine months ended September 30, 2009 over September 30, 2008
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$(18,489)	$(19,442)	$953
Interest on securities	7,496	(1,497)	8,993
Interest on other investments	(501)	(1,772)	1,271
Interest on federal funds sold	(168)	(69)	(99)

Total interest income	$(11,662)	$(22,780)	$11,118

INTEREST EXPENSE :
Interest on demand deposits	$1,400	$(1,676)	$3,076
Interest on savings	(821)	(335)	(486)
Interest on time deposits	(3,484)	(10,297)	6,813
Interest on FHLB borrowings	(690)	(304)	(386)
Interest on other borrowings	(480)	(482)	2

Total interest expense	$(4,075)	$(13,094)	$9,019

Net Interest Income	$(7,587)	$(9,686)	$2,099

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates. If the allowance for loan losses is inadequate, it could have a material adverse effect on our financial condition.

The provision for loan losses for the third quarter of 2009 was $8.5 million, an increase of $2.3 million, or 38%, from $6.2 million for the same period last year. The increase is primarily due to higher net charge-offs, an increase in loss migration factors based on continued deterioration in the portfolio and increasing watch list loans, as well as changes in qualitative factors that may adversely affect the loan portfolio. The provision for loan losses for the nine months ended September 30, 2009 was $43.2 million, an increase of $22.3 million or 107.3%, from $20.8 million for the same period last year. Net charge-offs increased to $33.6 million for the nine months ended September 30, 2009, compared to $13.1 million for the same period last year. Higher net charge-offs were mostly due to an increase in impairment write downs resulting primarily from declines in collateral values on collateral dependent loans. Total classified loans increased significantly to $144.2 million at September 30, 2009, compared to $90.3 million at September 30, 2008.

See also Footnote 8 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income includes revenues earned from sources other than interest income. It is primarily comprised of service fees on deposits accounts, fees received from our trade finance letter of credit operations and net gains on sales of loans and securities available for sale.

Non-interest income for the third quarter of 2009 was $4.9 million compared to $4.0 million for the same quarter of 2008, an increase of $883 thousand, or 22.0%. The increase was primarily due to gains on sales of securities available for sale of $1.7 million, partially offset by the decreases in service charges on deposits, gains on sales of loans and the change in the valuation of interest rate contracts. During the third quarter of 2009, we sold $85.2 million in securities available for sale at a total gain of $1.7 million. There were no sales of securities available for sale during the same quarter of 2008.

Service charges on deposits decreased $194 thousand, or 10.2%, to $1.7 million for the third quarter of 2009 from $1.9 million for the same quarter of 2008. During the third quarter of 2009, net gains on sales of SBA loans were $43 thousand, which represented SBA loan discounts recognized on loans that were paid off, compared to the net gains on sales of SBA loans of $268 thousand for the same quarter of 2008. There were no sales of SBA loans for the third quarter 2009, compared to $5.8 million for the same quarter 2008. The origination of SBA loans began to decline significantly starting third quarter of 2008, due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations for the third quarter 2009 were $2.1 million, compared to $6.9 million for the same quarter of 2008. During the third quarter of 2009, we recognized a net loss of $169 thousand on the sale of four problem loans totaling $8.7 million that had been transferred to loans held for sale. There were no gains on sales of other loans during the same quarter of 2008. Also, during the third quarter of 2009, the net valuation loss on interest rate contracts was $85 thousand, compared to a net valuation gain of $76 thousand for the same quarter of 2008.

Non-interest income for the nine months ended September 30, 2009 was $13.0 million compared to $11.9 million for the same period of 2008, an increase of $1.1 million, or 9.3%. There was an other-than-temporary impairment (“OTTI”) charge of $1.7 million on a non-agency asset backed security in 2008. Excluding the 2008 OTTI charge, non-interest income decreased $604 thousand or 4.4% due to a decrease in net gains on sales of SBA loans, partially offset by an increase in net gains on sale of securities available for sale. During the nine months ended September 30, 2009, we recognized $2.7 million of net gains from the sale of securities available for sale, compared to $860 thousand for the same period 2008, an increase of $1.9 million or 217.1%. During the nine months ended September 30, 2009, we recognized $138 thousand of net gains on sales of SBA loans, which represented SBA loan discounts recognized on loans that were paid off, compared to the net gains of $1.5 million during the same period of 2008. There were no sales of SBA loans during the nine months ended September 30, 2009, compared to $42.3 million sales of SBA loans during the same period of 2008. SBA loan originations for the nine months of 2009 were $5.6 million, compared to $41.2 million for the same period of 2008. For the nine months ended September 30, 2009, we recognized net valuation loss on interest rate contracts of $352 thousand, compared to net gains on interest rate contracts of $251 thousand for the same period of 2008.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,701	$1,895	$(194)	-10.2%
International service fees	551	535	16	3.0%
Loan servicing fees, net	482	522	(40)	-7.7%
Wire transfer fees	326	358	(32)	-8.9%
Other income and fees	321	357	(36)	-10.1%
Net gains on sales of SBA loans	43	268	(225)	-84.0%
Net losses on sales of other loans	(169)	—	(169)	-100.0%
Net gains on sales securities available for sale	1,722	—	1,722	100.0%
Net valuation gains (losses) on interest rate contracts	(85)	76	(161)	-211.8%
Net gains on sale of OREO	2	—	2	100.0%

Total non-interest income	$4,894	$4,011	$883	22.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,168	$5,439	$(271)	-5.0%
International service fees	1,462	1,497	(35)	-2.3%
Loan servicing fees, net	1,426	1,564	(138)	-8.8%
Wire transfer fees	1,012	1,093	(81)	-7.4%
Other income and fees	1,047	1,250	(203)	-16.2%
Net gains on sales of SBA loans	138	1,513	(1,375)	-90.9%
Net gains on sales of other loans	728	181	547	302.2%
Net gains on sales securities available for sale	2,727	860	1,867	217.1%
Net valuation gains (losses) on interest rate contracts	(352)	251	(603)	-240.2%
Net losses on sale of OREO	(312)	—	(312)	-100.0%
Other than temporary impairment on securities	—	(1,713)	1,713	100.0%

Total non-interest income	$13,044	$11,935	$1,109	9.3%

Non-interest Expense

Non-interest expense for the third quarter of 2009 was $14.7 million, an increase of $677 thousand, or 4.8%, compared to $14.0 million for the same quarter of 2008. The increase is primarily due to increases in FDIC insurance premiums and credit related expenses, partially offset by a decrease in salaries and employee benefits. The FDIC insurance premium increased by $554 thousand, or 128.8%, to $984 thousand for the third quarter of 2009, compared to $430 thousand for the same quarter of 2008. The increase is due to an increase in the FDIC insurance assessment rate starting from second quarter 2009. Credit related expenses during the third quarter of 2009 were $1.2 million, an increase of $787 thousand, or 216.8%, from $363 thousand for the same quarter of 2008. The increase was primarily due to an increase in loan collection and OREO expenses.

Salaries and employee benefits decreased to $6.1 million, a decrease of $814 thousand, or 11.7% for the third quarter of 2009, compared to $7.0 million for the same quarter of 2008. The decrease is primarily due to decreases in bonus expense and in the number of full-time equivalent employees (FTE). In an effort to improve our efficiency, we reduced the FTE employee count and also closed several loan production offices in 2009. At September 30, 2009, we had FTE’s of 348, compared to 378 at September 30, 2008.

Non-interest expense for the nine months ended September 30, 2009 was $46.7 million, an increase of $3.5 million, or 8.0%, compared to $43.3 million for the same period of 2008. The increase is primarily due to increases in the FDIC insurance premium, credit related expenses and occupancy expense, partially offset by a decrease in salaries and employee benefits. In addition to the increase in the FDIC assessment rate previously mentioned, a one-time special assessment fee was imposed by the FDIC during the second quarter of 2009 amounting to approximately $1.5 million. Credit related expenses increased $3.0 million, or 437.7% to $3.6 million for the nine months ended September 30, 2009 from $674 thousand for the same period of 2008. The increase was primarily due to a significant increase in loan collection related expense and OREO expenses. Salaries and employee benefits decreased $2.9 million, or 13.2% to $19.1 million for the nine months ended September 30, 2009 from $22.0 million for the same period of 2008. The decrease was due to decreases in bonus expense and in the number of FTE employees. The increase in occupancy expense is primarily due to the opening of new branches during 2008 and 2009. We opened a branch in the Fashion District of Downtown, Los Angeles in July of 2008 and a branch in Fort Lee, New Jersey in April of 2009.

The change in non-interest expense is illustrated below:

	Three Months Ended		Increase (Decrease)
	September 30, 2009	September 30, 2008	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,141	$6,955	$(814)	-11.7%
Occupancy	2,526	2,353	173	7.4%
Furniture and equipment	731	722	9	1.2%
Advertising and marketing	386	466	(80)	-17.2%
Data processing and communications	896	754	142	18.8%
Professional fees	520	448	72	16.1%
FDIC assessment	984	430	554	128.8%
Credit related expenses	1,150	363	787	216.8%
Other	1,334	1,500	(166)	-11.1%

Total non-interest expense	$14,668	$13,991	$677	4.8%

	Nine Months Ended		Increase (Decrease)
	September 30, 2009	September 30, 2008	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$19,135	$22,047	$(2,912)	-13.2%
Occupancy	7,436	6,663	773	11.6%
Furniture and equipment	2,162	2,138	24	1.1%
Advertising and marketing	1,348	1,669	(321)	-19.2%
Data processing and communications	2,787	2,481	306	12.3%
Professional fees	1,626	1,581	45	2.8%
FDIC assessment	4,180	1,031	3,149	305.4%
Credit related expenses	3,624	674	2,950	437.7%
Other	4,440	4,978	(538)	-10.8%

Total non-interest expense	$46,738	$43,262	$3,476	8.0%

Provision for Income Taxes

The provision for income taxes was $2.0 million and $3.6 million for the third quarter ended September 30, 2009 and 2008, respectively. The effective income tax rate for the quarters ended September 30, 2009 and 2008 was 33.9% and 42.0%, respectively. The provision (benefit) for income tax was $(5.7 million) and $8.8 million for the nine months ended September 30, 2009 and 2008, respectively. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was 52.0% and 41.0%, respectively. The higher effective benefit tax rate in 2009 was due to the impact of tax credits in a loss year.

Financial Condition

At September 30, 2009, our total assets were $3.2 billion, an increase of $540.6 million, or 20.2%, from $2.7 billion at December 31, 2008. The growth was primarily due to increases in liquid assets and investment securities, funded by a 28.3% growth in deposits.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under FASB ASC 320, Investments – Debt and Equity Securities. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All other securities are classified as “available-for-sale”. We did not own any held-to-maturity or trading securities at September 30, 2009 or December 31, 2008. Securities that are available for sale are stated at fair value. The securities we currently hold include 1) government-sponsored agency (“GSE”) bonds, collateralized mortgage obligations and mortgage-backed securities, 2) a corporate note, 3) municipal bonds, and 4) mutual funds.

As of September 30, 2009, we had $744.0 million in available-for-sale securities, compared to $406.6 million at December 31, 2008. The net unrealized gain on the available-for sale securities at September 30, 2009 was $8.5 million, compared to a net unrealized loss of $2.2 million at December 31, 2008. During the nine months ended September 30, 2009, we purchased $586.8 million in securities available-for-sale, sold $160.4 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains of $2.7 million and a gross loss of $3,000. During the three months ended September 30, 2009, we purchased $108.0 million in securities available-for-sale, sold $85.2 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains on sales of $1.7 million and a gross loss of $3,000. The increased purchase activity was primarily due to the deployment of part of the deposit funds raised during the nine months ending September 30, 2009. The sales of securities were part of our on-going interest rate risk management strategy.

Securities with a carrying value of $6.0 million were pledged to secure public deposits and for other purposes as required or permitted by law as of September 30, 2009. Securities with a carrying value of $246.5 million were pledged for California State Treasurer deposits, as of September 30, 2009.

Loan Portfolio

As of September 30, 2009, gross loans outstanding, excluding loans held for sale (net of deferred loan fees and costs) and the guaranteed portion of delinquent SBA loans increased by $32.9 million, or 1.6%, to $2.13 billion from $2.10 billion at December 31, 2008. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at September 30, 2009 decreased by $52.2 million, or 8.7%, to $546.3 million from $598.6 million at December 31, 2008. Real estate loans, which include SBA-real estate loans, increased by $93.7 million, or 6.4%, to $1.57 billion at September 30, 2009 from $1.47 billion at December 31, 2008. Loan growth was impacted by stricter loan underwriting criteria and decreased loan demand during the year. New loan production during the nine months ended September 30, 2009 was $274.9 million, compared to $428.7 million during the same period of 2008. As of September 30, 2009, there were no Alt-A or sub-prime residential mortgage loans in our loan portfolio.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$546,328	26%	$598,556	29%
Real estate loans	1,566,551	73%	1,472,872	70%
Consumer and other loans	20,142	1%	28,520	1%

Gross loans outstanding	2,133,021	100%	2,099,948	100%

Unamortized deferred loan fees, net of costs	(1,688)		(1,505)
Allowance for loan losses	(52,967)		(43,419)

Loans receivable*, net	$2,078,366		$2,055,024

*	Excludes the guaranteed portion of delinquent SBA loans of $20.9 million at September 30, 2009 and December 31, 2008 as these are 100% guaranteed by SBA

SBA loans, consisting principally of the unguaranteed portion, are included in commercial loans and real estate loans. SBA loans included in commercial loans were $48.8 million at September 30, 2009 and $42.3 million at December 31, 2008 and SBA loans included in real estate loans were $56.1 million at September 30, 2009 and $56.8 million at December 31, 2008.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Loan commitments	$205,947	$200,170
Standby letters of credit	9,291	9,354
Other commercial letters of credit	20,417	17,183

	$235,655	$226,707

Non-performing Assets

At September 30, 2009, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $84.9 million, an increase of $41.1 million, or 93.8%, from $43.8 million at December 31, 2008. Nonperforming assets to gross loans plus OREO was 3.98% and 2.08% at September 30, 2009 and December 31, 2008, respectively. Non-performing loans decreased $2.1 million during the nine months ended September 30, 2009 due to an increase in net charge-offs and resolution of problem loans, however OREO increased $1.7 million and troubled debt restructurings increased $41.5 million. The increase in troubled debt restructuring reflects our effort to modify loan terms to enable our borrowers to better deal with their economic pressures.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$35,510	$37,580
Loan past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	35,510	37,580
Other real estate owned	4,693	2,969
Restructured loans	44,707	3,256

Total Nonperforming Assets	$84,910	$43,805

Nonperforming loans to total gross loans*, excluding loans held for sale	1.67%	1.79%
Nonperforming assets to gross loans plus OREO	3.98%	2.08%

Allowance for Loan Losses

The allowance for loan losses was $53.0 million at September 30, 2009, compared to $43.4 million at December 31, 2008. We recorded a provision for loan losses of $43.2 million during the nine months ended September 30, 2009 compared to $20.8 million for the same period of 2008. The allowance for loan losses was 2.49% of gross loans at September 30, 2009 and 2.07% at December 31, 2008. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,”_totaled $88.4 million and $50.3 million, respectively as of September 30, 2009 and December 31, 2008, with specific allowances of $16.0 million and $15.0 million, respectively.

Total delinquent loans and watch list loans, at September 30, 2009 and December 31, 2008, were as follows:

	9/30/2009	12/31/2008
DELINQUENT LOANS BY TYPE*
Real Estate Loans	$54,129	$28,409
Commercial Loans	13,241	21,030
Consumer Loans	578	1,776

Total Delinquent Loans	$67,948	$51,215

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinqeunt SBA loans

	9/30/2009	12/31/2008
WATCH LIST LOANS
Special Mention	$30,762	$71,169
Substandard	110,669	55,622
Doubtful	2,767	9,883
Loss	—	—

Total Watch List Loans	$144,198	$136,674

The following table provides a breakdown of the allowance for loan losses by category of loans at September 30, 2009 and December 31, 2008:

	Allocation of Allowance for Loan Losses
(Dollars in thousands)	September 30, 2009		December 31, 2008
Loan Type	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Real estate	$39,065	73%	$24,219	70%
Commercial	13,343	26%	18,060	29%
Consumer and other	205	1%	821	1%
Unallocated	354	N/A	319	N/A

Total allowance	$52,967	100%	$43,419	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2009	2008
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,106,172	$2,088,851

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,131,333	$2,097,333

ALLOWANCE:
Balance-beginning of period	$43,419	$20,035
Less: Loan charge-offs:
Commercial	15,398	8,048
Real estate	17,269	4,764
Consumer	1,468	370

	34,135	13,182

Plus: Loan recoveries
Commercial	304	80
Real estate	166	—
Consumer	43	48

	513	128

Net loan charge-offs	33,622	13,054
Provision for loan losses	43,170	20,825

Balance-end of period	$52,967	$27,806

Net loan charge-offs to average gross loans*	2.13%	0.83%
Allowance for loan losses to total loans at end of period	2.49%	1.33%
Net loan charge-offs to beginning allowance*	103.25%	86.87%
Net loan charge-offs to provision for loan losses	77.88%	62.68%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $1.7 million and $1.5 million at September 30, 2009 and 2008, respectively. It also exlcudes the guaranteed portion of delinquent SBA loans of $20.9 million and $14.5 million at September 30, 2009 and 2008.

We believe the allowance for loan losses as of September 30, 2009 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses, see footnote 8, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2009, our deposits increased by $548.5 million, or 28.3%, to $2.49 billion from $1.94 billion at December 31, 2008. During the nine months ended September 30, 2009, significant deposit increases were in interest bearing demand deposits and jumbo time deposits. The deposit campaign to the non-Korean markets during the first quarter which extended into second quarter was very successful in bringing in those deposits. In addition, the Fort Lee, New Jersey branch was successful in raising $215.0 million in total deposits since it opened for operation in April of 2009. The increase was partially offset by a decrease in brokered deposits of $283.2 million. Retail deposits totaled $2.47 billion at September 30, 2009, an increase of $763.6 million, or 44.9%, from $1.70 billion at December 31, 2008. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $577.2 million at September 30, 2009, an increase of $270.7 million, or 88.3%, from $306.5 million at December 31, 2008. Total jumbo time deposits were $855.3 million, an increase of $228.4 million, or 36.4%, from $626.9 million at December 31, 2008.

At September 30, 2009, 13.2% of total deposits were non-interest bearing demand deposits, 57.8% were time deposits and 29.0% were interest bearing demand and saving deposits. By comparison, at December 31, 2008, 15.7% of total deposits were non-interest bearing demand deposits, 62.7% were time deposits, and 21.6% were interest bearing demand and saving deposits. Time deposits continued to dominate our deposit compositions, however, our focus on transaction accounts has helped to reduce our dependency in time deposits.

At September 30, 2009, we had no brokered time deposits, $21.0 million in other brokered deposits and $200.0 million in California State Treasurer deposits, compared to $294.3 million, $10 million and $200.0 million at December 31, 2008, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.24% at September 30, 2009 and were collateralized with securities with a carrying value of $246.5 million. As we grew retail deposits in 2009, we significantly reduced our reliance in brokered deposits.

A schedule of CD maturities as of September 30, 2009 is as follows:

Maturity Schedule of Time Deposits

(in millions)

Quarter Ending	Balance*	Weighted Average Interest Rate

December 31, 2009	$240	3.35%
March 31, 2010	492	3.13%
June 30, 2010	429	2.97%
September 30, 2010	67	1.90%

Total one year or less	1,228	3.05%
Over one year	10	2.80%

Total time deposits	$1,238	3.05%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2009 and December 31, 2008, we had $350.0 million of FHLB advances with average remaining maturities of 2.8 years and 3.4 years, respectively. The weighted average rate was 3.67% and 3.70% at September 30, 2009 and at December 31, 2008, respectively.

We also have an unsecured line of credit with the FHLB-SF with overnight terms. The maximum borrowing line cannot exceed 18% of the Bank’s Tier1 capital. The line is subject to market conditions and the Bank’s financial condition, and is provided at the sole discretion of the FHLB-SF.

At September 30, 2009 and December 31, 2008, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We entered into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also purchased interest rate caps to protect against a rise in interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates.

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

Total stockholders’ equity was $290.0 million at September 30, 2009 and December 31, 2008. The net loss of $5.2 million for the nine months ended September 30, 2009 was offset by an increase of $6.5 million in the net unrealized gains on securities available for sale, net of tax. Our tangible common equity to tangible assets was 6.81% at September 30, 2009, compared to 8.20% at December 31, 2008. The decline was attributable to the increase in tangible assets.

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

At September 30, 2009, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $319.0 million, compared to $324.9 million at December 31, 2008, representing a decrease of $5.9 million, or 1.8%. This decrease was primarily due to the net loss of $5.2 million for the nine months ended September 30 2009, which was offset by an increase of $6.5 million in the net unrealized gains on securities available for sale. At September 30, 2009, the total capital to risk-weighted assets ratio was 14.8% and the Tier I capital to risk-weighted assets ratio was 13.5%. The Tier I leverage capital ratio was 10.0% at September 30, 2009.

As of September 30, 2009 and December 31, 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2009:
Total capital (to risk-weighted assets):
Company	$348,860	14.8%	$188,908	8.0%	N/A	N/A
Bank	$347,077	14.7%	$188,658	8.0%	$235,822	10.0%
Tier I capital (to risk-weighted assets):
Company	$319,018	13.5%	$94,454	4.0%	N/A	N/A
Bank	$317,273	13.5%	$94,329	4.0%	$141,493	6.0%
Tier I capital (to average assets):
Company	$319,018	10.0%	$128,203	4.0%	N/A	N/A
Bank	$317,273	9.9%	$128,087	4.0%	$160,109	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total capital (to risk-weighted assets):
Company	$353,458	15.6%	$181,733	8.0%	N/A	N/A
Bank	$347,941	15.3%	$181,481	8.0%	$226,852	10.0%
Tier I capital (to risk-weighted assets):
Company	$324,914	14.3%	$90,866	4.0%	N/A	N/A
Bank	$319,435	14.1%	$90,741	4.0%	$136,111	6.0%
Tier I capital (to average assets):
Company	$324,914	12.6%	$103,053	4.0%	N/A	N/A
Bank	$319,435	12.4%	$102,800	4.0%	$128,500	5.0%

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

During the nine months ended September 30, 2009, we focused on improving on-balance sheet liquidity by emphasizing core deposit growth to fund liquid assets and investment securities available for sale. Core deposits increased $602.2 million, which enabled us to improve the asset mix as indicated and to reduce brokered deposits by $283.2 million.

To augment core deposits, we have established funding sources, including deposits from the State Treasurer secured by investment securities, credit facilities with correspondent banks, including the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank and brokered deposit relationships. At September 30, 2009, our total borrowing capacity from such borrowing sources was $1.9 billion, of which $1.3 billion was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and securities available for sale that are not pledged. The aggregate book value of these assets totaled $704.2 million at September 30, 2009 compared to $204.4 million at December 31, 2008. We believe our liquidity sources to be stable and adequate.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2009, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

Our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

	September 30, 2009		December 31, 2008
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	(2.85%)	(11.9%)	3.36%	(9.04%)
+ 100 basis points	(2.25%)	(4.87%)	1.83%	(3.97%)
- 100 basis points	2.61%	2.61%	(2.29%)	3.22%
- 200 basis points	0.02%	2.99%	(8.61%)	3.51%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NARA BANCORP, INC.

Date: November 3, 2009	/s/ Min J. Kim
Min J. Kim
President and Chief Executive Officer

Date: November 3, 2009	/s/ Alvin D. Kang
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