Form 10-K
period 2009-12-31
NARA BANCORP INC
filed 2010-03-15
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009, as reported on the NASDAQ Global Market, was approximately $136,011,000.

Number of shares outstanding of the Registrant’s Common Stock as of February 26, 2010: 37,825,007

Documents Incorporated by Reference: Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders—Part III

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

We file reports with the Securities and Exchange Commission (the “Commission”), which include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied on official business days at the public reference facilities of the Commission on file at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The Commission maintains a Web Site that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. Our website address is

www.narabank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available free of charge by visiting the Investor Relation section of our website - http://www.narabank.com. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission.

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

Through our network of 21 branches and one loan production office, we offer a full range of commercial banking and, to a lesser extent, consumer financial services to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance loans, Small Business Administration (SBA) loans. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines (“ATM”). We provide courier services to qualifying customers and personal banking officers focus on customers to better support their banking needs. We honor merchant drafts for both VISA and MasterCard and provide debit card services to our customers. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary services and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com offers both English and Korean applications and certain internet banking services.

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

Small Business Administration Loans

The Bank also extends loans partially secured by the U.S. Small Business Administration (“SBA”). The Bank extends SBA loans known as 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $2.0 million, and a maximum SBA guaranteed amount of $1.5 million. As part of Recovery Act Loan Enhancements enacted in 2009, the SBA guaranty percentage was temporarily increased to 90% until February, 2010.

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

Investing Activities

The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposits and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, collateralized mortgage obligations (“CMOs”), corporate bonds, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investment Security Portfolio.”

Securities are classified as held-to-maturity or available-for-sale. We do not maintain a trading portfolio. Securities in the held-to-maturity category consist of securities purchased for long-term investment in order to enhance our ongoing stream of net interest income. Securities deemed held-to-maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Securities purchased to meet investment-related objectives such as liquidity management, interest rate risk and which may be sold as necessary to implement management strategies, are designated as available for sale at the time of purchase. At December 31, 2009, we had no securities classified as held to maturity and $782.7 million in securities available for sale. We purchased $787.8 million, and sold $235.3 million in investment securities during 2009.

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

The FHLB system functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities. The FHLB offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. The Bank also has an unsecured line of credit from the FHLB. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements”

As a member of the Federal Reserve Bank (“FRB”) system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 98% of the fair value of the securities that are pledged and 75% of the outstanding principal balance of the qualifying loans that are pledged. At December  31, 2009, the outstanding principal balance of the qualifying loans was $286.9 million.

Market Area and Competition

We have 21 banking offices, of which 16 are located in the Los Angeles, Orange County, Oakland and Silicon Valley areas of California, and 5 are located in the New York metropolitan area and New Jersey, together with one loan production office located in Dallas. Most of our services are offered in Los Angeles County, Orange County, the San Francisco Bay Area, Silicon Valley (Santa Clara County) areas of California and the New York metropolitan area, each of which has high concentrations of Korean-Americans. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Item 1. Business—Supervision and Regulation”.

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

Supervision and Regulation

General

Nara Bank is a California state chartered bank that is subject to regulation and examination by the California Department of Financial Institutions (the “DFI”) and by the FRB as a member bank of the Federal Reserve System. Customer deposits are insured up to statutory limits by the FDIC. The Bank is subject to supervision and regulation of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. Nara Bancorp is registered with and subject to examination by the FRB as a bank holding company and is also subject to the bank holding company provisions of the California Financial Code, including being subject to examination by the DFI. These regulatory systems are intended primarily for the protection of depositors, the FDIC insurance fund and the banking system as a whole, rather than for the protection of shareholders or other investors.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Recent Developments

In response to the recent economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system, the creation of a new consumer financial protection agency, and enhanced supervisory attention and potential new restrictions on executive compensation arrangements). We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (“Treasury”) implemented the TARP Capital Purchase Program (the “CPP”), a program designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the CPP so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $67 million in exchange for the issuance of preferred stock and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. We do not have an immediate plan to repay the funds received.

On December 29, 2009, after consultations with the DFI and FRB, the Board of Directors of Nara Bank adopted resolutions providing, among other things, that the Board will submit written plans to the DFI and FRB to reduce the Bank’s credit risk profile and improve credit administration; submit a capital plan and a three year strategic plan and obtain prior DFI and FRB approval of dividends; and provide prior notice to the DFI and FRB of senior executive officer and director changes. The Board has established an Oversight Committee to ensure prompt compliance with the resolutions. The Board of Directors of Nara Bancorp recently adopted similar resolutions for Nara Bancorp after consultations with the FRB. The resolutions adopted by Nara Bancorp also require prior FRB approval for Nara Bancorp to issue, increase or renew any debt or issue trust preferred securities or for Nara Bancorp to make payments or other distributions in connection with its trust preferred securities.

Bank Holding Company Regulation

Nara Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act (“BHCA”). As such it is subject to supervision and examination by the FRB and its authority to:

•	Require periodic reports and such additional information as the FRB may require;

•	Require bank holding companies to maintain increased levels of capital (See “Capital Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.;

•	Restrict the ability of bank holding companies to obtain dividends on other distributions from their subsidiary banks;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB determines the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations;

•

Approve acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.

The FRB’s view is that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action” below.

Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage without prior FRB approval in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined by the FRB, in consultation with the Treasury, to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or the requirement to conform require all activities those permissible for a bank holding company. Nara Bancorp has not elected financial holding company status.

Securities Exchange Act of 1934

Nara Bancorp’s common stock is publicly held and listed on NASDAQ, and Nara Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission promulgated hereunder and the listing requirements of NASDAQ.

Sarbanes-Oxley Act

Nara Bancorp is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation

Nara Bank is subject to regulation, supervision, and regular examination by the DFI and the FRB, and must comply with applicable regulations of the FRB. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to FRB Regulation O and Federal Reserve Act Sections 23A and 23B and FRB Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain limits and exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

•

Enter into or issue informal or formal enforcement actions, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Additionally, Nara Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries. Further, pursuant to the amendments enacted by GLBA, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may be national banks, provided the bank is and remains well capitalized, well managed and in satisfactory compliance with the CRA. Nara Bank currently does not conduct activities in subsidiaries.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. At December 31, 2009, the respective capital ratios of Nara Bancorp and Nara Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” as provided in the schedule in Note 14 of Notes to Consolidated Financial Statements.

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. The Basel Committee is currently reconsidering regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to recent worldwide economic developments. It is expected the Basel Committee may reinstitute a minimum leverage ratio requirement. It also is possible that a new tangible common equity ratio standard will be added.

Nara Bancorp and Nara Bank are required by the U.S. bank regulatory agencies to also maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. As of December 31, 2009, Nara Bancorp and Nara Bank’s leverage capital ratio were 12.4% and 11.8%, respectively, exceeding regulatory minimums.

Prompt Corrective Action

The federal banking agencies have issued regulations pursuant to the FDI Act defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that unsafe or unsound condition, or an unsafe or unsound practices,, warrants such treatment. Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank. At each successive lower-capital category, an insured bank may be subject at the agencies’ discretion to impose more restrictions under the agencies’ prompt corrective action regulations, including restrictions on the bank’s activities.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (the “DIF”) and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. During 2008 and 2009, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. As of December 31, 2009, the Bank’s assessment rate was between 5 and 7 cents per $100 in assessable deposits. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0106% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 and the Deposit Guarantee Program. Nara Bank is participating in the deposit insurance program. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility whereby, certain participating entities, including the Bank, can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. We have elected to participate in the Debt Guarantee Program, but do not expect to issue any debt under the program,

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

Restrictions on Dividends and Other Capital Distributions

Both California and federal law limit the payment of dividends by the Bank. Under the California Financial Code, the Bank is permitted to pay dividends out of the Bank’s net profits up to the lesser of retained earnings or the Bank’s net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the Bank’s retained earnings, (ii) its net income for the Bank’s last fiscal year and (iii) the Bank’s net income for its current fiscal year. Under federal law and the regulations of the FRB, the Bank may not, without FRB approval, pay dividends exceeding the Bank’s net income for its current year and two preceding fiscal years, less the sum of dividends paid during such periods and any transfers required by the FRB or required to be made for the retirement of preferred stock. In addition to the foregoing specific statutory and regulatory limitations, as a matter of general bank regulatory policy the FRB discourages the payment of dividends on common stock by bank holding companies and by banks that are members of the Federal Reserve System in amounts exceeding the paying entity’s net income available to common stockholders for the preceding four quarters. Dividends by Nara Bank are also subject to the prior approval of the DFI and the FRB pursuant to the resolutions adopted by the Board of Directors on December 29, 2009.

It is the FRB’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Nara Bancorp will also be restricted as to the payment of dividends without the prior review or approval of the FRB by resolutions recently adopted by the Board of Directors.

Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, Nara Bancorp is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. The terms of our Series A Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series A Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Regulation of Non-bank Subsidiaries

Operating non-bank subsidiaries may also be subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations. Neither Nara Bancorp nor Nara Bank presently has any operating subsidiaries.

Employees

As of December 31, 2009, we had 337 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Item 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other ineffective improvement of our internal and disclosure controls could result in regulatory enforcement action against us, adversely affect our operating results or cause us to fail to meet our reporting obligations.

Economic conditions in California, New York or South Korea could adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean communities in California and in the greater New York City metropolitan area. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A continued economic slowdown in California, New York, or South Korea could have the following consequences, any of which could reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	claims and lawsuits may increase;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. We create allowances for estimated loan losses in our accounting records. We base these allowances on estimates of the following:

•	historical experience with our loans;

•	evaluation of current economic conditions and other factors;

•	reviews of the quality, mix and size of the overall loan portfolio;

•	reviews of delinquencies;

•	the quality of the collateral underlying our loans.

If these allowances are inadequate, our financial condition could be materially and adversely affected and we could be required to raise additional capital to enhance our capital position. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance.

These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

We have a high level of loans secured by real estate collateral. A further downturn in the real estate market could seriously impair our loan portfolio. As of December 31, 2009, approximately 75% of our loan portfolio consisted of loans secured by various types of real estate. Real estate values have declined in the current economic downturn and we have experienced significant increases in nonperforming real estate loans and loan loss provisions, which significantly reduced our net income in 2009. If real estate values continue to decline significantly, especially in California or New York, and/or in the hospitality industry, higher vacancies and other factors could harm the financial condition of our borrowers, the collateral for our loans will provide less security, and we would be more likely to suffer losses on defaulted loans.

Changes in interest rates affect our profitability. Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

If we lose key employees, our business may suffer. Our future success depends on the continued contributions of existing senior management personnel. If we lose key employees temporarily or permanently, it could hurt our business. We could be particularly hurt if our key employees went to work for our competitors in the Korean American banking industry. In addition, the America Recovery and Reinvestment Act of 2009 places certain restrictions on executive compensation that may impact our ability to attract, retain and motivate senior management personnel.

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

An increase in non-performing assets would reduce our income and increase our expenses. If the level of non-performing assets further increases in the future, it could adversely affect our operating results and financial condition. Non-performing assets are mainly loans on which the borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that assets are non-performing, we have less or lower earning assets generating interest income and an increase in credit related expenses, including provisions for loan losses.

Legislative and regulatory actions taken to address the recent stresses in the banking industry may significantly affect our financial condition, results of operations, liquidity and stock price. Economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and legislative bodies placing increased scrutiny on the banking industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the Capital Purchase Program component of the U.S. Treasury Department’s Troubled Asset Relief Program, in which we participated by selling $67 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase up to 1,042,531 shares (which has been subsequently reduced to 521,266 shares) of our common stock (the “Warrant”) to the U.S. Treasury Department, the U.S. government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of bank and other debt issuances, and increasing the levels of insurance on bank deposits. Our participation in the Capital Purchase Program subjects us to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition and results of operations and the price of our common stock.

The U.S. Congress, through the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, has imposed a number of restrictions and limitations on the operations of banks and other financial services companies participating in the federal programs. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of commercial banks and other companies in the industry to conduct business consistent with historical practices relating to, among others, interest rates, lending practices and compensation practices. Compliance with such current and potential regulation may significantly increase our costs, impede the efficiency of our internal business processes, make it more difficult to attract and retain key employees, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

We may experience adverse effects from possible future acquisitions. We have acquired other banking companies and bank offices in the past and consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies include:

•	the risk of failure adequately to evaluate the asset quality of the acquired company;

•	difficulty in assimilating the operations, technology and personnel of the acquired company;

•	diversion of management’s attention from other important business activities;

•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company;

•	inability to maintain uniform standards, controls, procedures and policies;

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and

•	amortization of expenses related to acquired intangible assets that have finite lives.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The level of our problem assets, our incurrence of operating losses or a failure to comply with requirements of the agencies which regulate us could result in regulatory actions against us which may adversely affect our business and the market price of our common stock. The DFI, the Federal Deposit Insurance Corporation and the Federal Reserve Board each have authority to take actions to require that we comply with applicable regulatory capital requirements, to cease engaging in what they perceive to be unsafe or unsound practices or to make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors, and the assessment of civil monetary penalties. See “Item 1. Business – Supervision and Regulation” for a further description of such regulatory powers. We have experienced increases in the level of our problem assets beginning in the latter part of 2008 which have resulted in increases in our net loan charge-offs and in our provisions for loan and lease losses and have caused operating losses. We are taking actions that we believe to be appropriate to address these adverse developments. At the request of the DFI, the Bank has submitted plans to the DFI and to the FRB for improvement of the Bank’s asset quality, maintenance of its capital at sufficient levels and improvement of its earnings. The Bank has also committed, through resolutions adopted by its board of directors, that it will not declare or pay dividends without the prior written approval of the DFI and the FRB and will not appoint new directors or senior executive officers or materially change the responsibilities of senior executive officers without prior notification to, and review of specified information regarding any such proposed changes, by the DFI and the FRB. The Board of Directors of Nara Bancorp recently adopted similar resolutions for Nara Bancorp after consultations with the FRB. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Failure by the Bank to comply with the plans that it has submitted, or with revised plans if the initial plans are not accepted by the DFI and FRB, or with the other provisions of the resolutions adopted by the Bank’s board of directors could result in more formal regulatory action with respect to the Bank. Regulatory action could also be taken with respect to the Company.

Increased deposit insurance costs may adversely affect our results of operations. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s Deposit Insurance Fund has been substantially depleted and the FDIC has incurred substantially increased operating costs. For these reasons, the FDIC has significantly increased the rates of deposit insurance premiums that it charges insured banks, including Nara Bank, which has increased our costs of operation. Additional increases in the deposit insurance premium rates of the FDIC or other increases in costs related to deposit insurance may be imposed, which could result in further increases in Nara Bank’s operating costs.

Changes in accounting standards may affect how we record and report our financial condition and results of operations. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes and their impacts on us can be hard to predict and may result in unexpected and materially adverse impacts on our reported financial condition and results of operations.

We are subject to operational risks relating to our technology and information systems. The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including but not limited to operational or systems failures, interruptions of client service operations, and ineffectiveness of or interruption in third party data processing or other vendor support, could cause material disruptions of our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities.

Our business reputation is important and any damage to it could have a material adverse effect on our business. Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, and in the communities we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, or our conduct of our business or otherwise could have a material adverse effect on our business.

As we expand outside our California markets, we may encounter additional risks that could adversely affect us. Currently, the substantial majority of our offices are located in California, but we also have five offices in New York and Northern New Jersey and plan to expand our branch network in those states. Over time, we may also seek to establish offices to serve Korean American communities in other parts of the United States. In the course of these expansion activities, we may encounter significant risks including increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations could be adversely affected.

Adverse conditions in Korea could adversely affect our business. A substantial number of our customers have economic and cultural ties to Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions in Korea. If economic conditions in Korea deteriorate, we could, among other things, be exposed to economic and transfer risk, and could experience an outflow of deposits by those of our customers with connections to Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with or loans made to such entities. Adverse economic conditions in Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans. In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment and adherence to professional standards. If the appraisal does not reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to declines in property value after the date of the original appraisal or defective preparation, we may not realize an amount equal to the indebtedness secured by the property and may suffer losses.

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

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the DFI and the FRB and Nara Bancorp is subject to the rules and regulations of the FRB. In addition to governmental supervision and regulation, Nara Bank and Nara Bancorp are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or force the bank into receivership. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

The short term and long term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain As a result of the deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short term impact of the implementation of Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

We have suspended declaration and payment of dividends on our common stock. Our ability to declare and pay dividends in the future, as well as the ability of the Bank to make dividend payments to us, will be subject to regulatory, statutory and other restrictions. In March, 2009, we announced the suspension of our prior policy of paying quarterly dividends in order to preserve capital. In addition, the Company has agreed with the FRB and the Bank has agreed with the DFI and FRB that neither will declare or pay dividends without the prior written regulatory approval. Further, under Federal Reserve Board policy, bank holding companies are expected to inform and consult with the Federal Reserve Supervisory Staff prior to declaring and paying a dividend that exceeds the holding company’s earnings for the period for which the dividend is being paid. Our ability to declare and pay dividends on our outstanding common stock and preferred stock is also subject to further limitations under applicable federal and state law and regulations. See “Item 1. Business—Supervision and Regulation.”

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock. The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock would also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 521,266 shares of common stock underlying the Warrant represent approximately 1.4% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur dilution of their ownership interest in Nara Bancorp. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. If we sell additional equity or convertible debt securities, these sales could result in increased dilution to our stockholders

A continued decline in the value of our common stock may result in future impairment of our intangible assets. We assess the carrying value of intangible assets, including goodwill, at least annually in order to determine whether such assets are impaired. In reviewing the carrying value of intangible assets, we look to the market value of our common stock, compared to the book value. We further assess the recoverability of such intangible assets by evaluating the fair value of the related business unit. If recoverability is deemed impaired, a write down of such intangible assets would be required.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. We conduct our operations through 21 branch offices and one loan production office. We lease all of our offices. We believe our present facilities are adequate for our current needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting operations. We are currently under construction for the Great Neck (New York) and Edison (New Jersey) offices.

As of December 31, 2009 the premises and equipment, net of accumulated depreciation and amortization, totaled $10.9 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2009, was $12.8 million. Total lease expense for the year ended December 31, 2009 was $6.6 million.

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

The Chung Lawsuit alleges that the 2005 restatement of the Company’s 2002 consolidated financial statements was not required and was undertaken by the Board as composed in 2005 in bad faith. Mr. Chung further alleges that the restatement resulted in a decline of $54 million in the value of the Company’s outstanding stock, and that the Board as composed in 2008 breached its fiduciary duties by failing to pursue the claims alleged in the Chung Lawsuit. The letter between Mr. Chung and Mr. Benjamin Hong, the restatement of the Company’s 2002 consolidated financial statements and certain related matters are further described in the Form 8-K/A filed by the Company with the SEC on March 31, 2005.

The complaint seeks damages exceeding $54 million from the Boards, together with reimbursement from all defendants of Mr. Chung’s legal costs incurred in pursuing the Chung Lawsuit. If any damages are recovered by the purported shareholder derivative lawsuit, such damages, but not any awards of legal costs to Mr. Chung would be payable to the Company.

The Company filed a demurrer, the request for dismissal, with the Superior Court which was denied on December 22, 2008. Discovery has been completed. The Company believes the Chung Lawsuit is without merit.

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “NARA”.

We had approximately 2,758 beneficial owners and 509 registered holders of our common stock as of February 8, 2010. The following table sets forth, the range of high and low sales prices for, and quarterly dividend paid on our common stock for the calendar quarters indicated.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2009	$12.23	$6.21	—
September 30, 2009	$9.16	$4.49	—
June 30, 2009	$5.50	$2.80	—
March 31, 2009	$9.95	$2.05	—
December 31, 2008	$11.61	$7.38	$0.0275
September 30, 2008	$14.92	$9.58	$0.0275
June 30, 2008	$13.32	$10.68	$0.0275
March 31, 2008	$13.41	$9.81	$0.0275

The closing price for our common stock on the Nasdaq Global Market on February 26, 2010 was $8.83 per share.

In March 2009, we announced our decision to suspend our prior policy of paying quarterly cash dividends in order to preserve capital. Future dividends are subject to the discretion of our Board of Directors after its consideration of a number of factors, including our future earnings, financial condition, cash needs and general business conditions. In addition, Nara Bancorp agreed in connections with its issuance of Series A Preferred Stock to the United States Treasury Department that it would not pay cash dividends on its common stock at a quarterly rate greater than $0.0275 per share, or redeem, purchase or acquire any of its common stock or other equity securities, without the prior approval of the Treasury Department, while the Series A Preferred Stock remains outstanding.

Nara Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by Nara Bancorp is subject to review and possible limitation by the Federal Reserve Board under its authority as regulator of bank holding companies. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, Nara Bancorp would also be prohibited from paying any dividends on our common stock or preferred stock until Nara Bancorp is current on its interest payments.

Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Nara Bancorp. The ability of the Bank to declare a cash dividend to Nara Bancorp is subject to compliance with its minimum capital requirements, additional limitations under federal and California law and regulations and policies of the FRB. In addition, the Company and the Bank have each undertaken through resolutions adopted by its respective board of directors at the request of their respective regulators not to declare or pay dividends without prior regulatory approval.

The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business –Supervision and Regulation.”

Recent Completion of Stock Offering

On October 27, 2009, the Company completed an offering of $86.3 million of its common stock through an underwritten public offering of 11.5 million shares of the Company’s common stock at a price of $7.50 per share, including a 15% over-allotment option. Net proceeds were approximately $82 million. The shares were issued pursuant to a prospectus supplement filed as part of a shelf registration statement previously filed with the Securities and Exchange Commission on Form S-3 (No. 333-161992).

We did not repurchase any of our securities during 2009 and do not currently have any publicly announced repurchase plan. Our ability to repurchase common stock is subject to prior approval of the FRB and the U.S. Treasury pursuant to the agreements we entered into in connection with our participation in the U.S. Treasury’s capital purchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,033,250	$11.80	1,192,300
Equity compensation plans not approved by security holders	—	$—

Total	1,033,250	$11.80	1,192,300

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the common stock of the Company with (i) the cumulative total return of the Nasdaq Market Index, (ii) the cumulative total return of the S&P Small Cap 600 Index, (iii) a published index comprised of banks and thrifts selected by SNL Financial LLC , and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

COMPARATIVE CUMULATIVE TOTAL RETURN

AMONG NARA BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,

SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2004

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31, 2009

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Nara Bancorp, Inc.	100.00	84.16	99.60	55.97	47.60	54.91
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
S&P 600 INDEX	100.00	107.68	123.96	123.60	85.19	106.97
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of Nara Bancorp as of and for each of the years in the five-year period ended December 31, 2009. The information below should be read in conjunction with, and is qualified in its entirety by; the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$158,045	$166,928	$175,773	$155,831	$117,224
Interest expense	65,699	70,707	78,568	61,216	37,651

Net interest income	92,346	96,221	97,205	94,615	79,573
Provision for loan losses	61,023	48,825	7,530	3,754	5,427

Net interest income after provision for loan losses	31,323	47,396	89,675	90,861	74,146
Noninterest income	18,468	13,993	22,573	19,269	20,170
Noninterest expense	61,713	57,009	56,450	53,927	48,648

Income before income tax provision	(11,922)	4,380	55,798	56,203	45,668
Income tax provision	(6,199)	1,625	22,599	22,397	18,811

Net income (loss)	$(5,723)	$2,755	$33,199	$33,806	$26,857

Dividends and discount accretion on preferred stock	(4,276)	(474)	—	—	—
Net income (loss) available to common stockholders	$(9,999)	$2,281	$33,199	$33,806	$26,857

Per Common Share Data:
Earnings (loss)—basic	$(0.35)	$0.09	$1.27	$1.31	$1.11
Earnings (loss)—diluted	(0.35)	0.09	1.25	1.28	1.07
Book value (period end, excluding preferred stock and warrants)	9.73	8.49	8.48	7.15	5.77
Cash dividends declared per common share	—	0.11	0.11	0.11	0.11
Number of common shares outstanding (period end)	37,824,007	26,246,560	26,193,560	26,107,560	25,444,330
Balance Sheet Data—At Period End:
Assets	$3,227,957	$2,672,054	$2,423,410	$2,046,985	$1,775,822
Securities available for sale and held to maturity	782,690	406,586	258,773	163,851	175,710
Gross loans, net of unearned loan fees (excludes loans held for sale)	2,221,433	2,098,443	2,008,729	1,714,865	1,445,740
Deposits	2,434,190	1,938,603	1,833,346	1,712,235	1,526,486
Federal Home Loan Bank borrowings	350,000	350,000	297,000	76,000	31,000
Subordinated debentures	39,268	39,268	39,268	39,268	39,268
Stockholders’ equity	367,975	289,953	222,180	186,627	146,754
Average Balance Sheet Data:
Assets	$3,038,969	$2,544,667	$2,216,514	$1,934,913	$1,684,577
Securities available for sale and held to maturity	619,594	298,886	199,293	185,587	150,332
Gross loans, including loans held for sale	2,124,615	2,089,803	1,879,457	1,593,453	1,383,758
Deposits	2,291,346	1,855,629	1,772,230	1,645,527	1,436,019
Stockholders’ equity	304,770	238,800	204,863	166,206	120,793
Selected Performance Ratios:
Return on average assets	-0.19%	0.11%	1.50%	1.75%	1.59%
Return on average stockholders’ equity	-1.88%	1.15%	16.21%	20.34%	22.23%
Average stockholders’ equity to average assets	10.03%	9.38%	9.24%	8.59%	7.17%
Dividend payout ratio
(Dividends per share/earnings per share)	0.00%	122.22%	8.66%	8.40%	9.91%
Net interest spread(3)	2.64%	3.22%	3.41%	3.96%	4.16%
Net interest margin(4)	3.15%	3.96%	4.60%	5.14%	5.00%
Yield on interest-earning assets(5)	5.39%	6.87%	8.32%	8.47%	7.36%
Cost of interest-bearing liabilities(6)	2.75%	3.65%	4.91%	4.51%	3.20%
Efficiency ratio(7)	55.69%	51.73%	47.13%	47.35%	48.77%

	For The Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp: Leverage	12.36%	12.61%	10.77%	11.19%	10.22
Tier 1 risk-based	16.73%	14.32%	11.84%	12.17%	11.77
Total risk-based	17.99%	15.58%	12.78%	13.22%	12.90
Bank: Leverage	11.77%	12.43%	10.36%	10.55%	9.80
Tier I risk-based	16.02%	14.10%	11.41%	11.49%	11.26
Total risk-based	17.29%	15.34%	12.34%	12.54%	12.40
Asset Quality Data:
Nonaccrual loans	$51,674	$37,580	$16,592	$3,271	$5,48
Loans 90 days or more past due and still accruing	—	—	—	—	—

Total nonperforming loans	51,674	37,580	16,592	3,271	5,48
Other real estate owned	2,044	2,969	—	—	—
Restructured loans (accruing)	64,341	3,256	765	298	74

Total nonperforming assets	$118,059	$43,805	$17,357	$3,569	$6,23

Asset Quality Ratios:
Nonperforming loans to gross loans	2.34%	1.79%	0.83%	0.19%	0.38
Nonperforming assets to total assets	3.66%	1.64%	0.72%	0.17%	0.35
Allowance for loan losses to gross loans	2.69%	2.07%	1.00%	1.11%	1.22
Allowance for loan losses to nonperforming loans	115%	116%	121%	584%	321
Net charge-offs to average gross loans	2.12%	1.22%	0.35%	0.14%	0.18

(1)	Net income divided by the average assets
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

Overview

Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and, to a lesser extent, consumer financial services through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean communities in California and in the New York City metropolitan area. We offer our banking services through our network of 21 banking offices in California, the New York metropolitan area, New Jersey and one loan production office located in Dallas, Texas , to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance and Small Business Administration (SBA) loans. We discontinued originating consumer loans; however, we continue to service consumer loans in our portfolio.

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

Year 2009 continued to be a very challenging year for us. The deterioration in credit markets that started to show in 2007 continued through 2008 and 2009. The housing crisis, the unraveling of sub-prime loans, the freezing of the credit markets, which led to failures of major investment banks and commercial banks and thrifts, all have led to unprecedented market volatility. The resulting contraction in the economy, evidenced by high unemployment, asset price declines and falling consumer spending, leading to falling business revenues, has hurt financial services companies, including our bank.

During 2009, we experienced significant deterioration in our loan portfolio, especially in the commercial real estate sector caused by the decline in asset values, and tightening of cash flows from the slowdown in the economy. The increased provision for loan losses, along with the low interest rate environment, and the decline in SBA loan sale gains adversely affected our net income in 2009. Our net loss was ($5.7 million) for the year ended December 31, 2009, representing a 308% decrease from net income of $2.8 million for the year ended December 31, 2008.

In accordance with the Board Resolution (the “Resolution”) adopted by the Bank’s board of directors at the request of the DFI, the Bank has submitted plans to the DFI and the FRB for improvement of the Bank’s asset quality, maintenance of the Bank’s capital at sufficient levels and improvement of the Bank’s earnings. The Resolution further provides that the Bank will not declare or pay any dividends without the prior written approval of the DFI and the FRB. The Resolution also provides that the Bank will notify and provide specified information to the DFI and the FRB prior to appointing any new director or senior executive officer, or materially changing the responsibilities of any existing senior executive officer, and will not make such appointment or change of responsibilities effective until the DFI and the FRB have completed their review of the information provided by the Bank. The Board of Directors of Nara Bancorp recently adopted similar resolutions for Nara Bancorp after consultations with the FRB.

The plans that have been submitted pursuant to the Resolution are currently being reviewed by the DFI and FRB. Failure to comply with those plans or revised plan if the initial plans are not accepted by the DFI and FRB, or to comply with the other provisions of the Resolution could result in more formal regulatory action being taken with respect to the Bank. In addition, the adoption of the Resolution does not preclude regulatory action being taken with respect to the Bank of the Company.

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

Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans. The judgments and assumptions used by management are based on historical data and management’s analysis of other qualitative factors, including the current economic environment as described under “Financial Condition – Allowance for Loan Losses” below.

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities with unrealized losses that would be deemed to be “other-than-temporarily” impaired as of December 31, 2009. Investment securities are discussed in more detail under “Financial Condition – Investment Securities Portfolios” below.

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

Net Income

Our net income (loss) available to common stockholders was ($10.0 million) for 2009, compared to $2.3 million for 2008 and $33.2 million for 2007. Our earnings (loss) per common share based on fully diluted shares were ($0.35), $0.09 and $1.25 for 2009, 2008 and 2007, respectively. The return on average assets was -0.19%, 0.11% and 1.50% and the return on average stockholders’ equity was -1.88%, 1.15% and 16.21% for these same periods.

The decline in earnings for 2009 was primarily due to increases in loan loss provisions, non-interest expense and dividends and discount accretion on preferred stock and decrease in net interest income due to compression in our net interest margin, partially offset by an increase in non-interest income and income tax benefits. During 2008, net income decreased significantly as compared with 2007 primarily due to higher loan loss provisions, lower net interest income due to margin compression and lower non-interest income from lower gains on sale of SBA and other loans and net losses on sales of other real estate owned and a charge for other than temporary impairment on a security available for sale.

Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2009	Amount	%	2008	Amount	%	2007
Interest income	$158,045	$(8,883)	(5)%	$166,928	$(8,845)	(5)%	$175,773
Interest expense	65,699	(5,008)	(7)%	70,707	(7,861)	(10)%	78,568

Net interest income	92,346	(3,875)	(4)%	96,221	(984)	(1)%	97,205
Provision for loan losses	61,023	12,198	25%	48,825	41,295	548%	7,530
Non-interest income	18,468	4,475	32%	13,993	(8,580)	(38)%	22,573
Non-interest expense	61,713	4,704	8%	57,009	559	1%	56,450

Income before income tax provision	(11,922)	(16,302)	(372)%	4,380	(51,418)	(92)%	55,798
Income tax provision	(6,199)	(7,824)	(481)%	1,625	(20,974)	(93)%	22,599

Net income	$(5,723)	$(8,478)	(308)%	$2,755	$(30,444)	(92)%	$33,199

Net Interest Income and Net Interest Margin

Net interest income was $92.3 million for 2009, compared to $96.2 million for 2008 and $97.2 million for 2007. The net interest margin was 3.15% for 2009 compared to 3.96% for 2008 and 4.60% for 2007.

Net interest income decreased $3.9 million, or 4%, during 2009. The decline in net interest income was due to the decline in the net interest margin, as well as a significant shift in asset allocation from loans receivable to liquid assets and investment securities with lower yields. The net interest margin was lower during 2009 primarily due to the lag effect of deposit pricing. There was no change to prime rate during 2009.

Net interest income decreased $984 thousand, or 1%, during 2008, primarily due to a decline in net interest margin from a series of rate cuts made by Federal Reserve Board thought the year, offset by 15% growth in average interest earning assets. The Wall Street Journal prime rate, to which approximately 50% of our loans are tied, decreased 400 basis points throughout 2008.

Interest income reversed for non-accrual loans (net of income recognized) was $1.5 million for 2009, compared to $689 thousand for 2008 and $697 thousand for 2007. Excluding this effect, the net interest margin for 2009, 2008 and 2007 was 3.20%, 3.99% and 4.64%, respectively.

Interest Income

Interest income was $158.0 million for 2009, compared to $166.9 million for 2008 and $175.8 million for 2007. The yield on average interest-earning assets was 5.39% for 2009, compared to 6.87% for 2008 and 8.32% for 2007.

The decrease in interest income of $8.9 million, or 5%, for 2009 compared to 2008 was primarily due to a decline in the prime rate in late 2008 to which our adjustable rate loans are tied, partially offset by 21% growth in average earning assets, mostly in investment securities. Average interest earning assets increased $501 million to $2.9 billion for 2009, compared to $2.4 billion for 2008. The increase in average investment securities accounted for 64% of the increase in average interest earning assets.

The average yield on loans decreased 104 basis points to 6.19% for 2009, compared to 7.23% for 2008. Average loans increased $34.8 million to $2.1 billion for 2009 from $2.09 billion for 2008. Interest income on securities increased $11.3 million, or 79%, to $25.7 million for 2009 from $14.4 million for 2008, primarily due to the growth in the securities portfolio. The average yield on investment securities for 2009 decreased to 4.15% from 4.82% for 2008, due to new investment securities purchased in 2009, which had lower yields than the weighted average yield of the portfolio. The investment securities purchased during 2009 amounted to $768 million with an average yield of 3.80%.

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

Interest Expense

Deposits

Interest expense on deposits was $50.6 million for 2009 compared to $54.1 million for 2008 and $68.2 million for 2007. The average cost of total deposits was 2.21% for 2009 compared to 2.91% for 2008 and 3.85% for 2007. The average cost of interest-bearing deposits was 2.54% for 2009 compared to 3.54% for 2008 and

4.87% for 2007. The decrease in interest expense on total deposits of $3.5 million, or 6%, for 2009 compared to 2008 was due to the decrease in rates paid on deposits as we lowered the rates several times in 2009, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $463.5 million, or 30% during 2009 while average non-interest bearing deposits decreased $27.8 million, or 8%.

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

Average FHLB and other borrowings decreased $15.4 million, or 4%, for 2009 compared to 2008. Interest expense on FHLB borrowings was $13.0 million for 2009, compared to $13.9 million for 2008 and $7.0 million for 2007. The average cost of those borrowings was 3.66% for 2009, compared to 3.74% for 2008 and 4.33% for 2007. Interest expense on subordinated debentures was $2.0 million for 2009, compared to $2.7 million for 2008 and $3.3 million for 2007.

The average cost of other borrowing, including subordinated debentures, was 5.34% for 2009, compared to 7.15% for 2008 and 8.87% for 2007, as the 3-month LIBOR, to which all but one of our issues of subordinated debentures is tied, decreased over the years.

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

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning assets, the average rate paid on each category of interest-bearing liabilities, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2009.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$2,124,615	$131,416	6.19%	$2,089,803	$151,172	7.23%	$1,879,457	$164,163	8.73%
Securities(3)	619,594	25,742	4.15%	298,886	14,416	4.82%	199,293	9,867	4.95%
Other investments	171,270	680	0.40%	23,498	1,010	4.30%	12,460	690	5.54%
Federal funds sold	14,806	207	1.40%	16,816	330	1.96%	20,514	1,053	5.13%

Total interest-earning assets	2,930,285	158,045	5.39%	2,429,003	166,928	6.87%	2,111,724	175,773	8.32%
Non-interest earning assets:
Cash and due from bank	71,025			33,376			53,406
Premises and equipment, net	11,585			11,674			11,753
Accrued interest receivable	10,246			8,781			9,208
Intangible assets	3,857			4,587			4,935
Other assets	11,971			57,246			25,488

Total non-interest earning assets	108,684			115,664			104,790

Total assets	$3,038,969			$2,544,667			$2,216,514

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$467,764	8,948	1.91%	$280,055	8,264	2.95%	$241,152	9,895	4.10%
Savings	125,877	3,948	3.14%	133,791	4,920	3.68%	143,762	5,373	3.74%
Time certificates	1,397,419	37,740	2.70%	1,113,667	40,896	3.67%	1,015,717	52,979	5.22%
FHLB advances	356,528	13,041	3.66%	372,142	13,932	3.74%	161,410	6,988	4.33%
Other borrowings	37,883	2,022	5.34%	37,683	2,695	7.15%	37,564	3,333	8.87%

Total interest-bearing liabilities	2,385,471	65,699	2.75%	1,937,338	70,707	3.65%	1,599,605	78,568	4.91%

Non-interest bearing liabilities and equity
Demand deposits	300,286			328,116			371,599
Other liabilities	48,442			40,413			40,447
Stockholders’ equity	304,770			238,800			204,863

Total liabilities and stockholders’ equity	$3,038,969			$2,544,667			$2,216,514

NET INTEREST INCOME AND YIELD:
Net interest income		$92,346			$96,221			$97,205

Net interest margin			3.15%			3.96%			4.60%
Net interest margin, excluding non-accrual interest			3.20%			3.99%			4.64%
Net interest margin, excluding non-accrual interest and loan prepayment fee income			3.18%			3.92%			4.55%
Net interest spread(4)			2.64%			3.22%			3.41%
Net interest spread(5)			2.94%			3.75%			4.33%
Cost of funds(6)			2.45%			3.12%			3.99%

(1)	Interest income on loans includes amortization of loan fees and net interest settlements from interest rate swaps and prepayment fees received on loan pay-offs. See the table below for detail. The average balance of loans is net of deferred loan fees.

Year ended December 31,	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income	Non-accrual Loan Income(expense)
	(In thousands)
2009	$1,311	$(2,343)	$632	$(1,470)
2008	$1,556	$(1,505)	$1,668	$(689)
2007	$2,037	$(1,459)	$1,880	$(697)

(2)	Average balances of loans are net of deferred loan fees and costs and include non-accrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
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

	Year Ended December 31,
	2009 compared to 2008			2008 compared to 2007
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$(19,756)	$(22,237)	$2,481	$(12,991)	$(30,119)	$17,128
Interest on other investments	(330)	(1,644)	1,314	320	(182)	502
Interest on securities	11,326	(2,244)	13,570	4,549	(261)	4,810
Interest on federal funds sold	(123)	(87)	(36)	(723)	(560)	(163)

TOTAL INTEREST INCOME	$(8,883)	$(26,212)	$17,329	$(8,845)	$(31,122)	$22,277

INTEREST EXPENSE:
Interest on demand deposits	$684	$(3,577)	$4,261	$(1,631)	$(3,064)	$1,433
Interest on savings	(972)	(693)	(279)	(453)	(85)	(368)
Interest on time certificates of deposit	(3,156)	(12,224)	9,068	(12,083)	(16,820)	4,737
Interest on FHLB	(891)	(315)	(576)	6,944	(1,061)	8,005
Interest on other borrowings	(673)	(687)	14	(638)	(649)	11

TOTAL INTEREST EXPENSE	$(5,008)	$(17,496)	$12,488	$(7,861)	$(21,679)	$13,818

NET INTEREST INCOME	$(3,875)	$(8,716)	$4,841	$(984)	$(9,443)	$8,459

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

The provision for loan losses was $61.0 million for 2009, an increase of $12.2 million, or 25%, from $48.8 million for 2008. The increase is primarily due to higher net charge-offs, an increase in loss migration factors based on continued deterioration in the portfolio and increasing Watch List loans, as well as changes in qualitative factors that may adversely affect the loan portfolio. Net charge-offs increased to $45.0 million for 2009, compared to $25.4 million for 2008. The increase in net charge-offs was mostly due to an increase in partial charge-offs on impaired loans resulting primarily from declines in collateral values on collateral dependent loans. Total classified loans increased significantly to $157.2 million at December 31, 2009, compared to $65.5 million at December 31, 2008, partially due to the increase in the Troubled Debt Restructured loans.

The provision for loan losses was $48.8 million for 2008, an increase of $41.3 million, from $7.5 million for 2007. The increase in the provision for loan losses for 2008 over 2007 was due to the deterioration in the portfolio as mentioned previously. Net charge-offs increased to $25.4 million in 2008 from $6.6 million in 2007. Total classified loans increased to $65.5 million at December 31, 2008, compared to $21.4 million at December 31, 2007.

See “Financial Condition—Allowance for Loan Losses” for a description of our methodology for determining the allowance for loan losses.

Non-interest Income

Non-interest income was $18.5 million for 2009, compared to $14.0 million for 2008 and $22.6 million for 2007.

Service charges on deposit accounts decreased $595 thousand, or 8%, to $6.8 million for 2009 from $7.4 million for 2008. The decrease was primarily in NSF charges, which decreased $421 thousand, or 8%, to $5.1 million for 2009 from $5.5 million for 2008 due to less volume of NFSs. Net gains on sales of SBA loans decreased $906 thousand, or 57%, to $694 thousand in 2009 from $1.6 million in 2008. The origination of SBA loans declined significantly starting in the second quarter of 2008 due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations during 2009 were $11.2 million compared to $49.2 million for 2008. Sales of SBA loans during 2009 also decreased to $11.0 million compared to $42.3 million for 2008. The decrease in net gains on sales of SBA loans was partially offset by the increase in premium paid. The average premium increased to 6.14% for 2009 compared to 4.97% for 2008. Other loans sold in 2009 and 2008 were $13.7 million and $11.7 million, respectively. Net gains on sales of other loans increased $547 thousand, or 302%, to $728 thousand for 2009 from $181 thousand for 2008.

Net gains on sales of securities available-for-sale increased $3.6 million, or 415%, to $4.4 million for 2009 from $860 thousand for 2008. A total of $235.3 million in available-for-sale investment securities were sold during 2009 as part of the rebalancing of duration and mix of the investment securities portfolio. Net losses on sales of other real estate owned (“OREO”) decreased $683 thousand, or 68%, to ($320 thousand) for 2009 from ($1.0 million) for 2008. During 2009, valuation of the underlying properties upon foreclosure was closer to actual value realized upon sale of the properties. We sold eleven properties during 2009 compared to three in 2008. During the second quarter of 2008, we recognized an other than temporary impairment (“OTTI”) charge of ($1.7 million) on a non-agency asset backed security with a book value of $1.7 million. The impairment charge was due to a down grade of the security by one of the rating agencies. The security has been written down in full. We have no other non-agency asset-backed securities in the investment portfolio. This write-down adversely affected non-interest income for 2008.

Service charges on deposit accounts increased $356 thousand, or 5.1%, to $7.4 million for 2008 from $7.0 million for 2007. The increase was primarily due to changes in our fee structure for certain items. International service fee income decreased $514 thousand, or 20%, to $2.1 million for 2008 from $2.6 million for 2007. The decrease is due to a slowdown in trade finance activities. Net gains on sales of SBA loans decreased $3.6 million, or 69%, to $1.6 million in 2008 from $5.2 million in 2007. The origination of SBA loans declined significantly starting in the second quarter of 2008 due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations during 2008 were $49.2 million compared to $172.8 million for 2007. Sales of SBA loans during 2008 also decreased to $42.3 million compared to $126.4 million for 2007. The decrease in net gains on sales of SBA loans was also affected by the decrease in premium paid. The average premium decreased to 4.97% for 2008 compared to 6.65% for 2007. Net gains on sales of commercial real estate loans decreased $2.2 million, or 92%, to $181 thousand for 2008 from $2.4 million for 2007. We sold $11.7 million in commercial real estate loans during 2008, compared to $61.0 million during 2007. The average premium received was significantly lower, to 1.51% for 2008 compared to 3.89% for 2007.

During 2008, we recognized a net loss on sales of other real estate owned (“OREO”) of $1.0 million. We had no OREO in 2007. As mentioned above, the recognition of OTTI charge of $1.7 million caused a decreased in the non-interest income for 2008. As part of our interest rate risk and liquidity management strategy, we sold certain investment securities and recognized net gains of $860 thousand during 2008, compared to $27 thousand during 2007.

The breakdown of non-interest income by category is shown below:

	Year Ended December 31,
(Dollars in thousands)	2009	Increase (Decrease)		2008	Increase (Decrease)		2007
		Amount	%		Amount	%
Non-interest Income:
Service charges on deposit accounts	$6,784	$(595)	(8)%	$7,379	$356	5%	$7,023
International service fees	2,006	(44)	(2)%	2,050	(514)	(20)%	2,564
Loan servicing fees, net	1,866	(191)	(9)%	2,057	69	3%	1,988
Wire transfer fees	1,332	(224)	(14)%	1,556	149	11%	1,407
Net gains on sales of SBA loans	694	(906)	(57)%	1,600	(3,604)	(69)%	5,204
Net gains on sales of other loans	728	547	302%	181	(2,191)	(92)%	2,372
Net gains on sales of securities available for sale	4,427	3,567	415%	860	833	3085%	27
Net (loss) on sale of OREO	(320)	683	(68)%	(1,003)	(1,003)	100%	—
Net gain (loss) on derivatives	(446)	103	(19)%	(549)	(681)	(516)%	132
Other than temporary impairment	—	(1,713)	(100)%	(1,713)	(1,713)	100%	—
Other income and fees	1,397	(178)	(11)%	1,575	(281)	15%	1,856

Total non-interest income	$18,468	$4,475	32%	$13,993	$(8,580)	(38)%	$22,573

Non-interest Expense

Non-interest expense was $61.7 million for 2009, compared to $57.0 million for 2008 and $56.5 million for 2007. The increases were $4.7 million, or 8%, for 2009 and $559 thousand, or 1%, for 2008.

The increase in non-interest expense for 2009 over 2008 is primarily due to increases in the FDIC insurance premium, credit related expenses and occupancy expense, partially offset by a decrease in salaries and employee benefits. The FDIC insurance premium increased by $3.8 million, or 270%, to $5.2 million 2009, compared to $1.4 million for 2008. The increase is due to an increase in the FDIC insurance assessment rate effective second quarter 2009. In addition, a one-time special assessment fee was imposed by the FDIC on all insured depository institutions. The Bank paid $1.5 million during the second quarter of 2009 as a result of this special assessment. Credit related expenses increased $3.2 million, or 280% to $4.4 million for 2009 from $1.2 million for 2008. This increase was primarily due to a significant increase in loan collection related expense and OREO valuation allowances and related expenses. The OREO valuation allowances and related expenses increased $1.5 million to $1.7 million for 2009 from $220.1 thousand for 2008. Salaries and employee benefits decreased $3.5 million, or 11.9% to $25.4 million for 2009 from $28.9 million for 2008. The decrease was due to decreases in bonus expense and in the number of FTE employees. The number of FTE employees decreased to 337 at 2009 year-end compared to 366 at 2008 year-end. The increase in occupancy expense is primarily due to the opening of new branches during 2008 and 2009. We opened a branch in the Fashion District of Downtown, Los Angeles in July of 2008 and a branch in Fort Lee, New Jersey in April of 2009.

Non-interest expense increased slightly for 2008 over 2007. Salaries and employee benefits increased $458 thousand, or 2%, during 2008. This increase was a result of annual compensation increases and a decrease in loan origination cost benefits, offset by a decrease in the number of full-time equivalent (“FTE”) employees and bonus expenses. The number of FTE employees decreased to 366 at 2008 year-end compared to 404 at 2007 year-end. Occupancy expense increased $626 thousand, or 7%, to $9.1 million for 2008 from $8.5 million for 2007. The increase is due to branch renovations, new branch leases and annual rent increases. Data processing and communication expense decreased $207 thousand, or 6%, primarily due to an on-going elimination of closed accounts, unused telephone and data lines, and consolidating communication tools. Professional fees decreased $854 thousand, or 30%, to $2.0 million for 2008 compared to $2.8 million for 2007. The decrease is primarily due to a decrease in legal expenses. We incurred higher legal expenses during 2007 due to expenses related to an arbitration matter.

A breakdown of non-interest expense by category is provided below:

	Year Ended December 31,
(Dollars in thousands)	2009	Increase (Decrease)		2008	Increase (Decrease)		2007
		Amount	%		Amount	%
Non-interest Expense:
Salaries and employee benefits	$25,437	$(3,450)	(12)%	$28,887	$458	2%	$28,429
Occupancy	9,918	786	9%	9,132	626	7%	8,506
Furniture and equipment	2,926	97	3%	2,829	105	4%	2,724
Advertising and marketing	1,671	(358)	(18)%	2,029	36	2%	1,993
Data processing and communications	3,742	467	14%	3,275	(207)	(6)%	3,482
Professional fees	2,324	363	19%	1,961	(854)	(30)%	2,815
FDIC assessment	5,237	3,822	270%	1,415	187	15%	1,228
Credit related expense	4,407	3,246	280%	1,161	672	137%	489
Other	6,051	(269)	(4)%	6,320	(464)	(7)%	6,784

Total non-interest expense:	$61,713	$4,704	8%	$57,009	$559	1%	$56,450

Income Tax Provision

The provision (benefit) for income taxes for 2009 was ($6.2) million compared to $1.6 million in 2008 and $22.6 million in 2007. The effective income tax (benefit) rate was (52%) for 2009 compared to 37% for 2008 and 41% for 2007. The higher effective benefit tax rate for 2009 was primarily due to the impact of state taxes and tax credits in a loss year. The lower effective tax rate for 2008 was due to the lower state taxes and the greater impact of the low-income housing tax credit due to lower pre-tax income.

Financial Condition

Our total assets were $3.23 billion at December 31, 2009 compared to $2.67 billion at December 31, 2008, an increase of $555.9 million or 21%. The increase in total assets was primarily attributable to a 93% increase in investment securities available-for-sale, a 4% increase in net loans and 156% increase in cash and cash equivalents. These increases in 2009 were funded by a 26% growth in deposits.

Loan Portfolio

We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. We discontinued the origination of consumer loans; however, we continue to service the existing consumer loan portfolio. During 2009, new loans originated were $424.4 million compared to $509.6 million for 2008. Gross loans outstanding (net of deferred loan fees and costs), excluding loans held for sale and the guaranteed portion of delinquent SBA loans, increased by $110.5 million, or 5%, to $2.21 billion at December 31, 2009 compared to $2.10 billion at December 31, 2008. Average loans outstanding, as a percentage of our average total interest-earning assets, were 73% for 2009 compared to 86% for 2008. Average loans were $2.12 billion and $2.09 billion for the years ended December 31, 2009 and 2008, respectively. The increases in average loans were $34.8 million, or 2%, during 2009 and $210.3 million, or 11%, during 2008. Loan growth remained concentrated in commercial real estate loans although the growth slowed down during 2009 due to the slowing economy and tightening credit standards. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 48% of our total loans were adjustable rate loans at December 31, 2009, compared to 50% at December 31, 2008. Approximately 59% of new loan originations were fixed rate loans for 2009 compared to 26% for 2008.

With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us (if any). As of December 31, 2009, our lending limit was approximately $55.5 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of $92.5 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $35.2 million at December 31, 2009.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$4,801	0%	$5,280	0%	$7,412	0%	$3,217	0%	$2,557	0%
Commercial	1,595,219	73%	1,406,068	67%	1,300,494	65%	1,122,816	66%	961,907	66%
Construction	54,084	2%	61,524	3%	61,920	3%	37,241	2%	12,824	1%

Total real estate loans	1,654,104	75%	1,472,872	70%	1,369,826	68%	1,163,274	68%	977,288	67%
Commercial business	487,736	22%	531,953	26%	527,498	26%	428,190	25%	348,119	24%
Trade finance	51,411	2%	66,603	3%	78,055	4%	76,367	4%	58,523	4%
Consumer and other	18,035	1%	28,520	1%	34,809	2%	49,201	3%	64,633	5%

Total loans outstanding	2,211,286	100%	2,099,948	100%	2,010,188	100%	1,717,032	100%	1,448,563	100%
Less: deferred loan fees	(2,343)		(1,505)		(1,459)		(2,167)		(2,823)

Gross loans receivable	2,208,943		2,098,443		2,008,729		1,714,865		1,445,740
Less: allowance for loan losses	(59,424)		(43,419)		(20,035)		(19,112)		(17,618)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,149,519		2,055,024		1,988,694		1,695,753		1,428,122
Guaranteed portion of delinquent SBA loans	12,490		20,911		4,492		2,367		1,651

Loans receivable, net	$2,162,009		$2,075,935		$1,993,186		$1,698,120		$1,429,773

Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on Commercial real estate properties, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio, and are currently not being offered by the Bank. This pool of residential real estate loans is made up of loans funded in prior years that are still being serviced by the Bank. Construction loans are also a smaller portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $181.2 million or 12.3%, to $1.7 billion at December 31, 2009 from $1.5 billion at December 31, 2008.

Other Loans

Commercial Business Loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2009, Commercial and Industrial Loans decreased $44.2 million, or 8.3%, to $487.7 million at December 31, 2009 from $532.0 million at December 31, 2008. Consumer Loans comprise less than 1% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans. We ceased offering auto loans in February 2007 and ceased offering home equity loans in January 2008.

We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Commitments to extend credit	$198,807	$200,170	$224,837	$214,685	$199,968
Standby letters of credit	9,907	9,354	15,231	12,786	14,077
Other commercial letters of credit.	23,575	17,183	18,552	27,146	25,858

	$232,289	$226,707	$258,620	$254,617	$239,903

Non-performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, accruing restructured loans and other real estate owned (“OREO”).

Loans are placed on non-accrual status when they become 90 days or more past due, unless the loan is both well-secured and in the process of collection. Loans may be placed on non-accrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on non-accrual status, unpaid accrued interest is charged against interest income. Loans are charged off when the collection is determined unlikely. Loans are restructured when, for economic or legal reasons related to the borrower’s financial difficulties, the bank grants a concession to the borrower that it would not otherwise consider. OREO consists of real estate acquired by the Bank through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, and are held for sale.

Non-performing assets were $118.1 million at December 31, 2009, compared to $43.8 million at December 31, 2008. The change in non-performing assets in 2009 was primarily due to increases in non-accrual loans and restructured loans. Restructured loans as defined by FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”, increased during 2009 to $64.3 million at December 31, 2009, compared to $3.3 million at December 31, 2008. The increase in troubled debt restructuring reflects the Bank’s continuing efforts to increase the probability of ultimately collecting the loan in full, by providing loan term modifications to fundamentally sound borrowers that are experiencing immediate and transitory financial stress.

The amount of additional interest income that the Bank would have recorded in 2009, 2008 and 2007, if non-accrual loans had been current in accordance with their original contracted terms, was $3.2 million, $348 thousand and $620 thousand, respectively. The following table illustrates the composition of non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Non-accrual loans	$51,674	$37,580	$16,592	$3,271	$5,489
Loans past due 90 days or more, still accruing	—	—	—	—	—

Total nonperforming loans	51,674	37,580	16,592	3,271	5,489
Other real estate owned	2,044	2,969	—	—	—
Restructured loans	64,341	3,256	765	298	741

Total non-performing assets	$118,059	$43,805	$17,357	$3,569	$6,230

We did not have any commitments to extend additional credit on restructured loans as of December 31, 2009 or 2008.

Maturity and Repricing of Loans

The following table illustrates the maturity distribution and repricing intervals of our loans outstanding as of December 31, 2009. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2009
	Loans Maturing and repricing
(Dollars in thousands)	Within One Year	Between One and Five Years	After Five Years	Total
Real estate loans:
Residential	$4,801	$—	$—	$4,801
Commercial	642,808	756,455	195,956	1,595,219
Construction	49,365	4,719		54,084

Total real estate loans	696,974	761,174	195,956	1,654,104
Commercial business loans	378,510	86,362	22,864	487,736
Trade finance loans	51,411	—	—	51,411
Consumer loans	16,571	1,464	—	18,035

Total	$1,143,466	$849,000	$218,820	$2,211,286

Loans with fixed interest rates	$82,899	$849,000	$218,820	$1,150,719
Loans with variable interest rates	1,060,567	—	—	1,060,567

Total	$1,143,466	$849,000	$218,820	$2,211,286

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly affected by economic or other conditions. The following table summarizes the industry concentrations exceeding 10% of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2009		2008		2007		2006		2005
	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Wholesale Trade	$126,017	6%	$129,541	6%	$196,853	10%	$193,194	11%	$191,360	13%
Retail Trade	515,009	23%	524,763	25%	508,252	25%	441,434	26%	322,690	22%
Services	655,981	30%	639,807	30%	573,455	29%	483,708	28%	382,308	27%
Finance, Insurance, Property Management	748,264	34%	633,572	30%	628,683	31%	538,062	31%	481,564	33%

Total	$2,045,271	93%	$1,927,683	92%	$1,907,243	95%	$1,656,398	96%	$1,377,922	95%

Total Loans Outstanding	$2,211,286		$2,099,948		$2,010,188		$1,717,032		$1,448,563

Allowance for Loan Losses

The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, we fully analyze each loan application package, with experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, and Senior Credit Administrators. For existing loans, the Bank maintains a systematic loan review program, which includes a quarterly loan review by the internal loan review officer and a semi-annual loan review by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower. These loans are also periodically reviewed by the MLC.

When principal or interest on a loan is ninety days or more past due, a loan is normally placed on non-accrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) it appears that loss exposure on the loan exceeds the collateral value for the loan, (2) servicing of the unsecured portion has been discontinued, or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.

The allowance for loan losses was $59.4 million at December 31, 2009, compared to $43.4 million at December 31, 2008. The allowance for loan losses increased $16.0 million, or 37%, during 2009, primarily due to increased provisions as a result of increases in the levels of our non-accrual loans, Watch List loans, and impaired loans. The Bank recorded provisions for loan losses of $61.0 million in 2009, compared to $48.8 million in 2008 and $7.5 million in 2007. During 2009, the Bank charged off $45.7 million in loans outstanding, and recovered $668 thousand in loans previously charged off. Total Watch List loans at December 31, 2009 were $199.9 million compared to $136.7 million at December 31, 2008. The allowance for loan losses was 2.69% of gross loans at December 31, 2009, compared to 2.07% at December 31, 2008.

For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. These stratifications were enhanced in the third quarter of 2009 by segmenting the commercial real estate loan pool into ten different sub-portfolios based on property type (For example: Retail, industrial/warehouse, mixed-use, multi-family, hotel/motel, etc.). This enhanced stratification allows the bank to achieve more granularity in the historical loss data analyzed, which ultimately provides a more accurate and specific calculation of reserve requirements. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the portfolio. In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances for various factors that have a bearing in the loss content in the portfolio. See “Financial Condition—Allowance for Loan Losses Methodology” for a more detailed description of our loan loss methodology.

Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan” totaled $120.5 million and $50.3 million, respectively as of December 31, 2009 and December 31, 2008, with specific allowances of $19.8 million and $15.0 million, respectively. Management and the Loan and Credit Policy Committee (“LCPC”) of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, management and the LCPC believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2009. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses

The following table illustrates total delinquent loans and watch list loans as of the dates indicated:

DELINQUENT LOANS BY TYPE*	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
	(In thousands)
Residential real estate	$1,026	$—	$—	$—	$—
Commercial & industrial real estate	51,634	22,230	24,810	3,458	1,977
Construction	—	6,179	—	—	182
Commercial business loans	15,303	20,937	8,797	4,389	4,331
Trade finance	—	93	37	—	—
Consumer and others	1,514	1,776	1,030	1,104	1,779

Total Delinquent Loans	$69,477	$51,215	$34,674	$8,951	$8,269

Non-accrual loans included above	$51,674	$37,580	$16,592	$3,271	$5,488

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinquent SBA loans

WATCH LIST LOANS	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
	(In thousands)
Special Mention	$42,671	$71,169	$9,351	$4,708	$10,493
Substandard	153,535	55,622	20,226	3,521	9,757
Doubtful	3,655	9,883	1,210	1,473	666
Loss	—	—	10	28	57

Total Watch List Loans	$199,861	$136,674	$30,797	$9,730	$20,973

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

(Dollars in thousands)	December 31,
	2009	2008	2007	2006	2005
LOANS:
Average gross loans receivable, including loans held for sale	2,124,615	$2,089,803	$1,879,457	$1,593,453	$1,383,758
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	2,208,943	2,098,443	2,008,729	1,714,865	1,445,740
ALLOWANCE:
Balance—beginning of year	$43,419	$20,035	$19,112	$17,618	$14,627
Loans charged off:
Commercial real estate	18,218	4,763	—	—	—
Construction	6,116	2,614	—	—	—
Commercial business loans	19,775	17,801	6,568	2,553	1,980
Consumer and other loans	1,577	515	880	1,108	1,086

Total loans charged off	45,686	25,693	7,448	3,661	3,066

Less: recoveries:
Commercial and industrial real estate	166	49	—	—	—
Commercial business loans	445	100	646	970	403
Consumer and other loans	57	103	195	431	227

Total loan recoveries	668	252	841	1,401	630

Net loans charged off	45,018	25,441	6,607	2,260	2,436
Provision for loan losses	61,023	48,825	7,530	3,754	5,427

Balance—end of year	$59,424	$43,419	$20,035	$19,112	$17,618

RATIOS:
Net loan charge-offs to average total loans	2.12%	1.22%	0.35%	0.14%	0.18%
Allowance for loan losses to total loans at end of year	2.69%	2.07%	1.00%	1.11%	1.22%
Net loan charge-offs to beginning allowance	103.68%	126.98%	34.57%	12.83%	16.65%
Net loan charge-offs to provision for loan losses	73.77%	52.11%	87.74%	60.20%	44.89%
Allowance for loan losses to nonperforming loans	115%	116%	121%	584%	321%

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2009		12/31/2008
Loan Type	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$18	0%	$27	0%
Commercial & industrial real estate	41,045	73%	21,559	67%
Construction	913	2%	2,633	3%
Commercial business loans	15,655	22%	17,344	26%
Trade finance	410	2%	716	3%
Consumer and other	940	1%	821	1%
Unallocated	443	N/A	319	N/A

Total	$59,424	100%	$43,419	100%

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.

The Migration Analysis is a formula methodology based on the Bank’s actual historical net charge-off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful). The migration analysis is centered on the Bank’s internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.

To calculate the various loss allocation factors, we utilize a twelve-quarter rolling average of historical losses based on specific charge-offs and recoveries incurred within each loan pool type over the prior three-year time period. We then apply this loss ratio to current loan balances to determine the estimated credit losses for non-classified and classified loans within each loan pool type. Also, in order to reflect the impact of recent loss and recovery trends more heavily, the twelve-quarter rolling average has been weighted. The most recent four quarters have been assigned a 67% weighted average while the prior four quarters have been assigned a 27% weighted average and the oldest four quarters have been assigned a 6% weighted average.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive/decrease (Major, Moderate, and Minor), three negative/increase (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the seven possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent.

The Bank considers a loan to be impaired when it is probable that not all amounts due (principal and interest) will be collectible in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis by taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

For commercial and industrial loans, real estate loans and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans have generally smaller balances and are homogeneous in the underwriting terms and conditions, and to the type of collateral. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance amount which is included in the allowance for loan losses through a charge to the provision for loan losses.

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

Our available-for-sale securities totaled $782.7 million at December 31, 2009, compared to $406.6 million at December 31, 2008. We had no securities in the held to maturity category at December 31, 2009 or 2008. During 2009, $135.6 million in mortgage related securities were paid down, $235.3 million in securities were sold, $24.6 million in securities were either called or matured, and $787.8 million were purchased. All of the securities involved in these transactions were classified as available for sale. Securities with an amortized cost of $2.0 million were pledged to the Federal Reserve Board as required or permitted by law at December 31, 2009. We also pledged $237.6 million in securities to the California State Treasurer’s Office as deposit collateral for time certificates deposit. Our investment portfolio consists of government sponsored enterprise bonds, mortgage backed securities, CMOs, mutual funds, and corporate notes.

The following table summarizes the amortized cost, estimated fair value and maturity distribution of our investment securities portfolio as of dates indicated

Investment Portfolio Balance and Fair Value

	December 31,
	2009			2008
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
Debt securities*:
GSE Bonds	$85,343	$85,229	$(114)	$46,901	$47,321	$420
GSE CMOs	191,711	191,035	(676)	126,840	123,921	(2,919)
GSE MBS	485,705	492,214	6,509	225,144	227,775	2,631
Corporate Note	4,458	3,424	(1,034)	4,444	2,152	(2,292)
Municipal Bonds	5,259	5,325	66	—	—	—

Total debt securities	772,476	777,227	4,751	403,329	401,169	(2,160)
Mutual funds	5,462	5,463	1	5,462	5,417	(45)

Total available-for-sale	$777,938	$782,690	$4,752	$408,791	$406,586	$(2,205)

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2009

Investment Portfolio Maturities and Weighted Average Yields

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE Bonds	$—	—%	$—	—%	$15,251	5.14%	$70,092	3.75%	$85,343	4.00%
GSE CMOs	—	—	—	—	—	—	191,711	2.70%	191,711	2.70%
GSE MBS	—	—	—	—	18,384	3.37%	467,321	4.23%	485,705	4.20%
Corporate Notes	—	—	—	—	—	—	4,458	1.66%	4,458	1.66%
Municipal Bonds					1,100	5.94%	4,159	6.59%	5,259	6.45
Mutual funds	—	—	—	—	—	—	5,462	4.04%	5,462	4.04%

Total available-for-sale	$—	—%	$—	—	$34,735	4.23%	$743,203	3.78%	$777,938	3.81%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)

GSE Bonds	12	$45,067	$(468)	—	$—	$—	12	$45,067	$(468)
GSE CMOs	8	79,518	(1,251)	5	28,494	(698)	13	108,012	(1,949)
GSE MBS	22	104,900	(823)	1	59	(1)	23	104,959	(824)
Corporate Note	—	—	—	1	3,424	(1,034)	1	3,424	(1,034)
Municipal Bonds	4	1,506	(12)	—	—	—	4	1,506	(12)

	46	$230,991	$(2,554)	7	$31,977	$(1,733)	53	$262,968	$(4,287)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The corporate note consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $1.0 million at December 31, 2009. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not meet the criteria other-than-temporary impairment at December 31, 2009 as the investment is rated investment grade and there are no credit quality concerns of the obligor. The fair value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at December 31, 2009.

As noted above, we consider the losses on our investments in an unrealized loss position at December 31, 2009 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in fair value; and 3) the Company does not intend to sell these securities at losses, and it is more likely than not that the Company will not be required to sell these securities before anticipated recovery.

Deposits

Deposits are our primary source of funds for making loans and investment activities. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased $495.6 million, or 26%, to $2.43 billion at December 31, 2009 compared to $1.94 billion at December 31, 2008.

The increase in deposits during 2009 was primarily attributable to an increase in interest bearing demand deposits and jumbo time deposits. The deposit campaign to the non-Korean markets during the first quarter of 2009 which extended into the second quarter was very successful in bringing in those deposits. In addition, the Fort Lee, New Jersey branch was successful in raising $222.5 million in total deposits since it opened for operation in April of 2009. The increase was partially offset by a decrease in wholesale deposits of $294.1 million. Brokered deposits were paid off as retail deposits grew significantly during the year. Retail deposits totaled $2.23 billion at December 31, 2009, an increase of $781.6 million, or 54%, from $1.43 billion at

December 31, 2008. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $524.2 million at December 31, 2009, an increase of $217.7 million, or 71%, from $306.5 million at December 31, 2008. Total jumbo time deposits were $932.7 million, an increase of $305.8 million, or 49%, from $626.9 million at December 31, 2008.

The growth in time deposits during the first and second quarter of 2009 was primarily 12-month CDs that were issued at a rate of 2.85% for non-jumbo deposits and 3.10% for jumbo deposits. These deposits will begin to mature in March 2010, with approximately $313.7 million maturing in March 2010, $207.6 million maturing in April 2010 and $204.0 million in May 2010. Retention goals, plans and funding strategies have been developed to accommodate these maturing CDs, however no assurance can be given as to the retention percentage of these deposits.

Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated and the balances of our deposits by category.

	December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$330,489	14%	$303,656	16%	$364,518	20%
Demand, interest bearing	524,188	21%	306,478	16%	260,224	14%
Savings	136,804	6%	113,186	6%	143,020	8%
Time deposit of $100,000 or more	932,699	38%	626,850	32%	778,199	42%
Other time deposits	510,010	21%	588,433	30%	287,385	16%

Total Deposits	$2,434,190	100%	$1,938,603	100%	$1,833,346	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$739,857	51%	$617,790	51%	$515,854	48%
Over three months through six months	537,378	37%	260,652	21%	340,511	32%
Over six months through twelve months	135,265	10%	293,798	24%	104,513	10%
Over twelve months	30,209	2%	43,043	4%	104,706	10%

Total time deposits	$1,442,709	100%	$1,215,283	100%	$1,065,584	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2009.

	December 31, 2009 (Dollars in thousands)
	Amount	Percentage
Three months or less	$540,867	58%
Over three months through six months	351,366	38%
Over six months through twelve months	37,449	4%
Over Twelve months	3,017	0%

Total time deposits	$932,699	100%

Borrowings

We utilize a combination of short-term and long-term borrowings to help manage our liquidity position.

Federal Funds Purchased

Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2009, we did not have any federal funds purchased.

FHLB Advances

We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2009 and 2008, FHLB advances totaled $350 million. $340 million of these advances have remaining maturity terms ranging from one year to seven years and fixed rates ranging from 1.68% to 4.57%. The remaining $10 million of advances will mature in January 2010 and have rates of 3.18% and 3.35%. The weighted average rate for FHLB advances was 3.46% at year-end 2009, compared to 3.70% at year-end 2008. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.

Subordinated Debentures

At December 31, 2009, five wholly owned subsidiary grantor trusts established by us had issued $38 million of pooled Trust Preferred Securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We have agreed not to pay interest on the Debentures or to issue any additional trust preferred securities without the prior written approval of the FRB.

With the adoption of FASB ASC 810, we deconsolidated the five grantor trusts. As a result, the Debentures issued by us to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2009 and 2008, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. We also recorded $1.49 million and $1.51 million in other assets in the consolidated statements of financial condition at December 31, 2009 and 2008, respectively, for the common capital securities issued by the issuer trusts held by us.

The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2009.

(Dollars in thousands)

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2009	INTEREST DISTRIBUTION DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	10.18%	June 8 and December 8
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.40%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.13%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.20%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	1.90%	Every 15th of March, June, September and December

Total Trust		$38,000	$39,268

The Debentures are not redeemable prior to June 8, 2011 with respect to Nara Bancorp Capital Trust I, March 15, 2010 with respect to Nara Capital Trust III, January 7, 2010 with respect to Nara Statutory Trust IV, March 17, 2010 with respect to Nara Statutory Trust V, and March 15, 2012 with respect to Nara Statutory Trust VI, unless certain events have occurred.

Capital Resources

Historically, our primary source of capital has primarily been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue consider, additional sources of capital as needs arise, through the issuance of additional stock or debt. Based on the Board of Directors analysis of our capital needs (including any needs arising out of our financial condition and results of operations) and the input of our regulators, we could determine, or our regulators could require us to raise additional capital.

On November 21, 2008, Nara Bancorp issued 67,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Stock”), having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 1,042,531 of Nara Bancorp common stock at an exercise price of $9.64 per share, to the United States Department of the Treasury for gross proceeds of $67 million. The sale of the Senior Preferred Stock was made pursuant to the Treasury Department’s TARP Capital Purchase Program established by the Treasury Department. The warrant was reduced to 521,266 shares upon completion of qualified stock offering in November, 2009.

On October 27, 2009, we raised additional capital of approximately $82.0 million, net of costs, through an issuance of 11.5 million shares of our common stocks at $7.50 per share.

Our total stockholders’ equity increased $78.0 million, or 27%, to $368.0 million at December 31, 2009 from $290.0 million at December 31, 2008. At December 31, 2009, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $399.4 million, compared to $324.9 million at December 31, 2008. The increase was primarily due to the additional capital raised during 2009, partially offset by a net loss of $5.7 million and $3.3 million in preferred stock dividends for 2009. At December 31, 2009, Nara Bancorp’s ratio of total capital to total risk-weighted assets ratio was 17.99%, Tier I Capital to total risk weighted assets ratio was 16.73% and Tier I leverage ratio was 12.36%.

At December 31, 2009, the Bank’s total capital to total risk-weighted assets ratio was 17.30%, the Tier I Capital to total risk weighted assets ratio was 16.03% and its Tier I leverage ratio was 11.78%.

The following tables compare Nara Bancorp’s and the Bank’s actual capital at December 31, 2009 to those required by our regulatory agencies for capital adequacy classification purposes:

	As of December 31, 2009 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$399,447	12.4%	$129,248	4.0%	$270,199	8.4%
Tier 1 risk-based capital ratio	$399,447	16.7%	$95,524	4.0%	$303,923	12.7%
Total risk-based capital ratio	$429,666	18.0%	$191,048	8.0%	$238,618	10.0%

	As of December 31, 2009 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Tier I capital to total assets	$382,081	11.8%	$129,841	4.0%	$252,240	7.8%
Tier 1 risk-based capital ratio	$382,081	16.0%	$95,399	4.0%	$286,682	12.0%
Total risk-based capital ratio	$412,261	17.3%	$190,799	8.0%	$221,462	9.3%

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

Net cash inflows from operating activities totaled $57.5 million, $32.2 million and $35.5 million during 2009, 2008 and 2007, respectively. Net cash inflows from operating activities for 2009 were primarily attributable to proceeds from sales of loans during 2009.

Net cash outflows from investing activities totaled $554.1 million, $252.1 million and $406.9 million during 2009, 2008 and 2007, respectively. Net cash outflows for investing activities for those periods were attributable primarily to the growth in our loan portfolio and purchases of securities available for sale. These activities were partially offset by payments of principal and interest on loans, and by maturities, payments and net sales proceeds from loans and from investment securities available-for-sale.

Net cash inflows from financing activities totaled $573.1 million, $219.8 million and $339.7 million during 2009, 2008 and 2007, respectively. Net cash inflows from financing activities for those periods were attributable primarily to growth in deposits and the issuance of additional common stock.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB. The maximum amount that we currently are available to borrow on an overnight basis from the FHLB and the FRB is $452.3 million. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The Federal Home Loan Bank of San Francisco has suspended dividends beginning with the fourth quarter of 2008 to preserve capital and they have ceased redemptions of outstanding stock until further notice.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, investment securities available for sale that are not pledged, and loan repayments within 30 days, were $690.0 million at December 31, 2009 compared to $204.9 million at December 31, 2008. Cash and cash equivalents, including federal funds sold were $125.6 million at December 31, 2009, compared to $49.1 million at December 31, 2008. See “Financial Condition – Deposits” for a discussion of liquidity plan for maturing CDs.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to or exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances and brokered deposits and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2009, our gross loan to deposit ratio averaged 93%, compared to an average ratio of 113% for 2008 and an average ratio of 106% for 2007.

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A – “Quantitative and Qualitative Disclosures about Market Risk.”

We lease our banking facilities and equipment under non-cancelable operating leases with the remaining terms up to 10 years. Our facility lease obligations are discussed in Note 12 of the Notes to Consolidated Financial Statements.

The following table shows our contractual obligations and commitments as of December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
		(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$1,442,709	$1,412,500	$30,209	$—	$—
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	350,000	35,000	171,000	139,000	5,000
Operating Lease Obligations	44,833	6,986	12,451	11,748	13,648
Unused commitments to extend credit	198,807	184,724	9,865	387	3,831
Standby letters of credit	9,907	9,716	191	—	—
Other commercial letters of credit	23,575	23,575	—	—	—

Total	$2,109,099	$1,672,501	$223,716	$151,135	$61,747

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, and our investment activities and directs changes in the composition of our interest earning assets and interest bearing liabilities. ALCO reports at least quarterly to the ALM Committee of the board. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

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

Interest rate swap information at December 31, 2009 is summarized as follows:

(In thousands)

	December 31, 2009
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)

$50,000				$(645)

As of December 31, 2009, the fair value of the outstanding interest rate swaps was ($645 thousand) and was recognized as a loss under non-interest income. During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247,000, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swap. $84 thousand, net of tax of $56 thousand, was recognized in income during 2009

During the third quarter of 2009, we entered into two interest cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (3 Mo. LIBOR) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2009, the fair value of the outstanding interest rate caps was $177 thousand and we recognized mark-to-market losses on valuation of $181 thousand for 2009.

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

The following table illustrates our combined asset and liability repricing as of December 31, 2009:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
		(Dollars in thousands)
Total Investments(1)	$198,292	$124,748	$349,746	$236,810	$909,596
Total Loans(2)	982,388	165,834	849,000	218,820	2,216,042

Rate Sensitive Assets	1,180,680	290,582	1,198,746	455,630	3,125,638

TCD $100,000 or more	540,868	388,814	3,017	—	932,699
TCD under $100,000	198,991	283,827	27,192	—	510,010
Money Market accounts and other	524,188	—	—	—	524,188
Savings accounts	87,312	22,708	24,789	1,995	136,804
Borrowings from FHLB & Other	10,000	25,000	310,000	5,000	350,000
Subordinated Debentures	28,000	—	—	10,000	38,000

Rate Sensitive Liabilities	1,389,359	720,349	364,998	16,995	2,491,701

Interest Rate Cap	50,000	—	(50,000)	—
Net Gap Position	$(158,679)	$(429,767)	$783,748	$438,635
Cumulative Gap Position	$(158,679)	$(588,446)	$195,302	$633,937

(1)	Includes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions.
(2)	Includes loans held for sale of $4.8 million, but excludes the guaranteed portion of delinquent SBA loans of $12.5 million.

The simulation model discussed above provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2009 , the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2009		December 31, 2008
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	(6.47)%	(10.29)%	3.36%	(9.04)%
+ 100 basis points	(4.06)%	(4.31)%	1.83%	(3.97)%
- 100 basis points	2.35%	1.89%	(2.29)%	3.22%
- 200 basis points	(1.61)%	1.77%	(8.61)%	3.51%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The Board ALM Committee, which oversees the Company’s interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2009.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of the Company, together with the reports thereon of Crowe Horwath LLP, begin at page F-1 of this Report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

/S/ ALVIN D. KANG	/S/ CHRISTINE OH
Alvin D. Kang	Christine Oh
Acting President and Chief Executive Officer	Senior Vice President and Acting Chief Financial Officer

Los Angeles, California	Los Angeles, California
March 15, 2010	March 15, 2010

c. Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting which is included on page F-2 of this report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections of the 2010 Proxy Statement entitled “Election of Directors” and the discussion of the Code of Ethics and Business Conduct in the Nomination and Governance Report of Committee. Nara Bancorp’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) will be filed with the SEC within 120 days after December 31, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the 2010 Proxy Statement entitled “Election of Directors—Compensation of Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of the 2010 Proxy Statement entitled “Beneficial Ownership of Principal Stockholders and Management.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections of the 2010 Proxy Statement entitled “Certain Transactions.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections of the 2010 Proxy Statement entitled “Principal Accounting Fees and Services” in the Audit Report of Committee.

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

(b) List of Exhibits

Number	Description

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000), SEC file number 333-50126

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003), SEC file number 333-102974

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14 A, Appendix C, filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K Exhibit 3.1, filed with the SEC on December 28, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre-Effective Amendment No.1 to the Registration Statement on Form S-4, Exhibit 4.1, filed with the SEC on December 5, 2000), SEC file number 333-50126

4.2	Amended and Restated Declaration of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.5, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, filed for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 4.7, filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated by reference to the Annual Report on Form 10-K, Exhibit 4.8, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008)

4.7	Junior Subordinated Indenture dated June 5, 2003 between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.8	Guarantee Agreement dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008)

4.9	Amended and Restated Declaration of Trust dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008)

4.10	Indenture dated December 17, 2003 between Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.11	Guarantee Agreement dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008)

4.12	Amended and Restated Declaration of Trust dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008)

4.13	Indenture dated December 22, 2003 between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.14	Guarantee Agreement dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008)

4.15	Amended and Restated Declaration of Trust dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 22, 2007)

4.16	Indenture dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.17	Guarantee Agreement dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007)

4.18	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on November 28, 2008)

4.19	Form of Nara Bancorp, Inc. Series A Preferred Stock Certificate (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on November 28, 2008)

4.20	Warrant to Purchase Common Stock of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on November 28, 2008)

10.1	Amended and restated Nara Bancorp, Inc. 2007 Equity Incentive Plan incorporated herein by reference to the Current Report on the Form 8-K filed with the SEC on July 26, 2007

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 Exhibit 99.2 filed with the SEC on April 9, 2001), SEC file number 333-58508

10.3	Nara Bank Deferred Compensation Plan (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Min Kim,) (incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on December 6, 2007)

10.7	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Howard Gould, Chong-Moon Lee, Jesun Paik, and James Staes and named executive officers Alvin D. Kang, Kyu Kim, Min Kim, and Christine Oh) (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006 filed with the SEC on March 15, 2007)

10.8	Form of Change in Control Agreement (entered into by named executive officer Alvin D. Kang, Bonita I. Lee, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on August 6, 2008)

10.9	Form of Nara Bank Long Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, Min Kim, and Bonita I. Lee) (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008 filed with the SEC on March 3, 2009)

10.10	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, Jesun Paik, Terry Schwakopf, and Scott Whang and named executive officers Min J. Kim and Bonita I. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007)

10.11	Employment Agreement among Nara Bancorp, Inc., Nara Bank and Min Kim, dated October 5, 2009 and effective November 27, 2009*

10.12	Letter Agreement, between the Nara Bancorp, Inc. and the United States Treasury, dated November 21, 2008, including the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant referred to therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on December 17, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Discount Accretion*

14.1	Director Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2008 filed with the SEC on March 4, 2009)

14.2	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 14.2, for the year ended December 31, 2008 filed with the SEC on March 4, 2009)

21.1	List of Subsidiaries*

23.1	Consent of Crowe Horwath LLP *

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 *

99.1	Certification of Chief Executive Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

99.2	Certification of Chief Financial Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

*	Filed herewith
Except as noted above, Form 8-K, Form 10-K and proxy statements filed by the Company and identified in the Exhibit Index have SEC file number 000-50245.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

By:	/S/ ALVIN D. KANG
Alvin D. Kang
Acting President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/S/ CHONG-MOON LEE	March 15, 2010	Chong-Moon Lee
Director and Chairman of the Board

By:	/S/ KI SUH PARK	March 15, 2010	Ki Suh Park
Director and Chairman of the Bank

By:	/S/ JESUN PAIK	March 15, 2010	Jesun Paik
Director

By:	/S/ HOWARD GOULD	March 15, 2010	Howard Gould
Director

By:	/S/ JOHN PARK	March 15, 2010	John Park
Director

By:	/S/ TERRY SCHWAKOPF	March 15, 2010	Terry Schwakopf
Director

By:	/S/ SCOTT YOON-SUK WHANG	March 15, 2010	Scott Yoon-Suk Whang
Director

By	/S/ ALVIN D. KANG	March 15, 2010	Alvin D. Kang
Acting President and Chief Executive Officer (Principal Executive Officer)

By	/S/ CHRISTINE OH	March 15, 2010	Christine Oh
Senior Vice President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Nara Bancorp, Inc. and Subsidiaries

Consolidated Financial Statements at December 31, 2009 and 2008 and

for Each of the Three Years in the Period Ended December 31, 2009 and

Report of Independent Registered Public Accounting Firm thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K . Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CROWE HORWATH LLP

Sherman Oaks, California

March 15, 2010

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

	2009	2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,739	$29,097
Interest-bearing deposit at Federal Reserve Bank	81,853	960
Federal funds sold	20,000	19,000

Total cash and cash equivalents	125,592	49,057
Securities available for sale, at fair value	782,690	406,586
Loans held for sale, at the lower of cost or fair value	4,756	9,821
Loans receivable, net of allowance for loan losses (December 31, 2009—$59,424 ; December 31, 2008—$43,419)	2,162,009	2,075,935
Federal Reserve Bank stock, at cost	4,399	2,320
Federal Home Loan Bank (FHLB) stock, at cost	19,935	19,935
Premises and equipment, net	10,865	11,987
Accrued interest receivable	11,261	8,168
Deferred tax assets, net	28,875	25,218
Customers’ liabilities on acceptances	10,488	10,427
Bank owned life insurance	23,571	23,349
Goodwill	2,509	2,509
Other intangible assets, net	1,042	1,627
Prepaid FDIC insurance	14,148	—
Other assets	25,817	25,115

Total assets	$3,227,957	$2,672,054

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

DECEMBER 31, 2009 AND 2008

	2009	2008
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$330,489	$303,656
Interest bearing:
Money market and other	524,188	306,478
Savings deposits	136,804	113,186
Time deposits of $100,000 or more	932,699	626,850
Other time deposits	510,010	588,433

Total deposits	2,434,190	1,938,603

FHLB borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Accrued interest payable	12,674	8,549
Acceptances outstanding	10,488	10,427
Other liabilities	13,362	35,254

Total liabilities	2,859,982	2,382,101

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 and $67,372,000 at December 31, 2009 and 2008, respectively	67,000	67,000
Preferred stock discount	(3,737)	(4,664)
Common stock, $0.001 par value—authorized, 40,000,000 shares; issued and outstanding, 37,824,007 and 26,246,560 shares at December 31, 2009 and 2008, respectively	38	26
Common stock warrant	2,383	4,766
Capital surplus	167,423	82,077
Retained earnings	131,891	141,890
Accumulated other comprehensive income (loss), net	2,977	(1,142)

Total stockholders’ equity	367,975	289,953

Total liabilities and stockholders’ equity	$3,227,957	$2,672,054

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$131,416	$151,172	$164,163
Interest on securities	25,742	14,416	9,867
Interest on federal funds sold and other investments	887	1,340	1,743

Total interest income	158,045	166,928	175,773

INTEREST EXPENSE:
Interest on deposits	50,636	54,080	68,247
Interest on subordinated debentures	2,022	2,695	3,333
Interest on other borrowings	13,041	13,932	6,988

Total interest expense	65,699	70,707	78,568

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	92,346	96,221	97,205
PROVISION FOR LOAN LOSSES	61,023	48,825	7,530

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,323	47,396	89,675
NON-INTEREST INCOME:
Service charges on deposit accounts	6,784	7,379	7,023
International service fees	2,006	2,050	2,564
Loan servicing fees, net	1,866	2,057	1,988
Wire transfer fees	1,332	1,556	1,407
Net gains on sales of SBA loans	694	1,600	5,204
Net gains on sales of other loans	728	181	2,372
Net gains on sales and calls of securities available for sale	4,427	860	27
Net losses on sales of OREO	(320)	(1,003)	—
Net valuation (losses) gains on interest rate swaps	(446)	(549)	132
Other than temporary impairment on securities available for sale
Total impairment loss	—	(1,713)	—
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	—	(1,713)	—
Other income and fees	1,397	1,575	1,856

Total non-interest income	18,468	13,993	22,573

NON-INTEREST EXPENSE:
Salaries and employee benefits	25,437	28,887	28,429
Occupancy	9,918	9,132	8,506
Furniture and equipment	2,926	2,829	2,724
Advertising and marketing	1,671	2,029	1,993
Data processing and communications	3,742	3,275	3,482
Professional fees	2,324	1,961	2,815
FDIC assessment	5,237	1,415	1,228
Credit related expenses	4,407	1,161	489
Other	6,051	6,320	6,784

Total non-interest expense	61,713	57,009	56,450

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(11,922)	4,380	55,798
INCOME TAX PROVISION (BENEFIT)	(6,199)	1,625	22,599

NET INCOME (LOSS)	$(5,723)	$2,755	$33,199

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(4,276)	$(474)	$—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(9,999)	$2,281	$33,199

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.35)	$0.09	$1.27
Diluted	$(0.35)	$0.09	$1.25

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net
	Common Stock					Comprehensive Income
	Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2007	26,107,560	$26	$77,939	$111,978	$(3,316)
Cumulative effect of adoption of EIFT 06-5, net of tax of $140				194
Stock options exercised	86,000		500
Stock-based compensation			1,535
Cash dividends declared ($ 0.11 per common share)				(2,880)
Comprehensive income:
Net income				33,199		$33,199
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax					1,415	1,415
Change in unrealized gain (loss) on interest-only strips, net of tax					(22)	(22)
Change in unrealized gain (loss) on interest rate swaps, net of tax					1,612	1,612

Total comprehensive income						$36,204

BALANCE, DECEMBER 31, 2007	26,193,560	$26	$79,974	$142,491	$(311)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Preferred Stock	Preferred Stock Discount			Common Stock Warrants	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Comprehensive Income
			Common Stock
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	$—	$—	26,193,560	$26	$—	$79,974	$142,491	$(311)
Issuance of 67,000 shares of TARP preferred stock	67,000	(4,766)
Stock options exercised			53,000			443
Stock-based compensation						1,660
Issuance of common stock warrant					4,766
Cash dividends accrued (5%)							(372)
Accretion of preferred stock discount		102					(102)
Cash dividends declared ($ 0.11 per common share)							(2,882)
Comprehensive income:
Net income							2,755		$2,755
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								(921)	(921)
Change in unrealized gain (loss) on interest-only strips, net of tax								—	—
Change in unrealized gain (loss) on interest rate swaps, net of tax								90	90

Total comprehensive income									$1,924

BALANCE, DECEMBER 31, 2008	$67,000	$(4,664)	26,246,560	$26	$4,766	$82,077	$141,890	$(1,142)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Preferred Stock	Preferred Stock Discount			Common Stock Warrants	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
			Common Stock
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$4,766	$82,077	$141,890	$(1,142)
Issuance of additional stock under public offering, net of offering costs			11,500,000	$12		81,960
Issuance of 88,690 shares pursuant to stock plan, net of 11,243 shares for employee tax withholding			77,447			(81)
Tax effects of stock plan						(408)
Stock-based compensation						1,492
Reduction of common stock warrant (Note 14)					(2,383)	2,383
Cash dividends accrued (5%)							(3,349)
Accretion of preferred stock discount		927					(927)
Comprehensive income:
Net loss							(5,723)		$(5,723)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax								4,193	4,193
Change in unrealized gain (loss) on interest-only strips, net of tax								10	10
Change in unrealized gain (loss) on interest rate swaps, net of tax								(84)	(84)

Total comprehensive loss									$(1,604)

BALANCE, DECEMBER 31, 2009	$67,000	$(3,737)	37,824,007	$38	$2,383	$167,423	$131,891	$2,977

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,723)	$2,755	$33,199
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	5,006	2,817	3,143
Stock-based compensation expense	1,492	1,660	1,535
Provision for loan losses	61,023	48,825	7,530
Other than temporary impairment on securities available for sale	—	1,713	—
Valuation adjustment of a loan held for sale	—	334	—
Valuation adjustment of OREO	2,276	229	—
Proceeds from sales of loans	25,429	43,873	131,654
Originations of loans held for sale	(5,221)	(39,790)	(123,592)
Net gains on sales of SBA and other loans	(1,422)	(1,781)	(7,576)
Net gains on sales and calls of securities available for sale	(4,427)	(860)	(27)
Net losses on sales of OREO	320	1,003	—
Net valuation losses (gains) on interest rate swaps and caps	446	549	(132)
Increase in cash surrender value on bank owned life insurance	(222)	(441)	(920)
FHLB stock dividends	—	(1,018)	(432)
Change in accrued interest receivable	(3,093)	1,180	(374)
Change in deferred income taxes	(6,372)	(9,884)	(482)
Change in other assets and FDIC prepayment	(15,744)	(16,601)	(9,533)
Change in accrued interest payable	4,125	(1,932)	2,223
Change in other liabilites	(363)	(439)	(741)

Net cash provided by operating activities	57,530	32,192	35,475

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(167,651)	(133,210)	(360,950)
Proceeds from sales of commercial real estate loans	—	11,863	62,851
Purchase of premises and equipment	(1,650)	(3,454)	(1,875)
Purchase of securities available for sale	(787,755)	(269,977)	(158,443)
Proceeds from disposition of equipment	—	—	63
Proceeds from sales of OREO	5,162	1,838	—
Proceeds from sales of securities available for sale	239,734	76,135	38,269
Proceeds from matured or called securities held to maturity	—	—	1,000
Proceeds from matured or called securities available for sale	160,189	65,692	26,605
Purchase of Federal Reserve Bank stock	(2,079)	(67)	—
Purchase of FHLB stock	—	(8,725)	(7,504)
Redemption of Federal Home Loan Bank stock	—	5,249	—
Purchase of bank owned life insurance	—	—	(6,875)
Net cash received from branch acquisition	—	2,555	—

Net cash used in investing activities	(554,050)	(252,101)	(406,859)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
		(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$495,587	$102,258	$121,111
Redemption of trust preferred securities	—	—	(8,000)
Issuance of trust preferred securities	—	—	8,000
Issuance of preferred stock, net of discount	—	62,234	—
Issuance of common stock warrant	—	4,766	—
Issuance of additional common stock	81,972	—	—
Payments of cash dividends	(4,015)	(2,882)	(2,880)
Repayments of FHLB borrowings	(50,000)	(193,000)	(144,000)
Proceeds from FHLB borrowings	50,000	246,000	365,000
Tax effects on issuance of shares from stock plan	(489)	—	—
Proceeds from stock options exercised	—	443	500

Net cash provided by financing activities	573,055	219,819	339,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,535	(90)	(31,653)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	49,057	49,147	80,800

CASH AND CASH EQUIVALENTS, END OF YEAR	$125,592	$49,057	$49,147

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$61,574	$72,639	$76,345
Income taxes paid (refund)	$(4,671)	$16,174	$23,721
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$6,833	$6,039	$—
Transfer from fixed assets to other assets	$—	$—	$3
Transfer from loans receivable to loans held for sale	$13,721	$12,016	$60,479
Investment securities purchases pending future settlement	$—	$21,449	$—
Reduction of common stock warrants	$(2,383)	$—	$—
Acquisition:
Fair value of non-cash assets acquired	$—	$44	$—
Fair value of deposits assumed	$—	$2,999	$—
Goodwill acquired	$—	$350	$—
Other intangible assets acquired	$—	$50	$—

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The accounting and reporting policies of Nara Bancorp, Inc. and Subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of Nara Bancorp, Inc. (“Nara Bancorp”) and its wholly owned subsidiaries, principally Nara Bank (the “Bank”). The consolidated financial statements also include the accounts of the Bank’s wholly owned subsidiary, Nara Real Estate Trust, which was a Maryland real estate investment trust that held only loans secured by real estate. The subsidiary was dissolved in July, 2009. Nara Loan Center, a New Jersey corporation organized in 2000, was another subsidiary of the Bank until it was dissolved in April, 2008 after the acquisition of a branch office in New Jersey.

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

The Bank, previously a national association, converted to a California state-chartered bank on January 3, 2005, and maintains 21 branch operations and one loan production office offering a full range of commercial banking and, to a lesser extent, consumer financial services to our customers, who typically are small- to medium-sized businesses and individuals in our market areas.

Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $22.5 million at December 31, 2009 and $22.0 million at December 31, 2008. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.

Securities—Securities are classified into one of two categories and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)	Securities are classified as “available for sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities are calculated using the specific identification method, without anticipating prepayments, except for mortgage-backed securities where prepayments are expected.

Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic conditions warrant such evaluation.

Derivative Financial Instruments and Hedging Transactions—As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps and

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as “stand-alone” derivatives. Changes in the fair value of the stand-alone derivatives are reported in earnings as non-interest income. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.

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

SBA Loans—Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost, and charged to earnings. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loan Servicing Assets—The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition.

Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company has capitalized $200 thousand, $765 thousand and $2.2 million of servicing assets during 2009, 2008 and 2007, respectively, and amortized $1.1 million, $1.6 million and $1.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. The carrying amount of servicing assets was $2.8 million and $3.6 million at December 31, 2009 and 2008, respectively.

Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. At December 31, 2009, the fair value of servicing assets was determined using a weighted-average discount rate of 5.7% and prepayment speed of 14.7%. At December 31, 2008, the fair value of servicing assets was determined using a weighted-average discount rate of 7.4% and prepayment speed of 15.7%. The fair values of servicing assets were approximately $4.5 million and $5.0 million at December 31, 2009 and 2008, respectively, on serviced loans totaling $239.8 million and $273.8 million at December 31, 2009 and 2008 and is included in other assets. No impairment charges were required in 2009, 2008, or 2007.

The estimated annual amortization of servicing assets as of December 31, 2009, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2010	$607
2011	487
2012	386
2013	302
2014	232
Thereafter	780

$2,794

Servicing fee income which is reported on the income statement as “Loan Servicing Fees, net” is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2.6 million, $3.0 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Late fees and ancillary fees related to loan servicing are not material.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred credit losses that are inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, may be considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not deemed to be impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Concentration of Credit Risk—Our loan portfolio is divided into three general markets: California, New York / New Jersey, and all other states. The California market represents the biggest credit market concentration (61.4%) followed by New York / New Jersey (25.2%) and All Other States (13.6%). Within the California market, most of our business activity is with customers located within Los Angeles County (30.9%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area.

Within our CRE loan portfolio, the largest industry concentrations are hotel/motel (14.7%), gas stations (10.3%), multi-tenant retail building (9.4%), and mixed-use facilities (7.1%). Within our commercial and industrial loan portfolio, the largest industry concentrations are supermarkets (6.8%), wholesalers (4.3%), and manufacturing (2.6%).

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. The carrying amount of other real estate owned was $2.0 million and $3.0 million at December 31, 2009 and 2008.

Goodwill and Intangible Assets—Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. The Company tested goodwill for impairment as of December 31, 2009 and 2008 noting no impairment of recorded goodwill.

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

Income Taxes—Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

The Company recognizes interest and / or penalties related to income tax matters in income tax expense.

Employee Stock Ownership Plan (ESOP)—Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings.

Earnings per Common Share—Basic Earnings per Common Share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Allocated ESOP shares are considered outstanding for this calculation. Diluted Earnings per Common Share reflects the potential dilution of securities that could share in the earnings of the Company. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Equity—The Company accrues for preferred stock dividends as earned and for common stock dividends as declared. Preferred stock dividends of $4.0 million and $0 were paid in 2009 and 2008 and there were $428,000 and $372,000 of preferred stock dividends accrued but unpaid at December 31, 2009 and 2008, respectively. Common stock dividends declared but unpaid were $722,000 at December 31, 2008. There were no common stock dividends declared during 2009. Accrued preferred and common stock dividends are included in other liabilities.

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key executives and directors. Bank owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2009 or 2008.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated future cash flows (undiscounted) over the remaining useful life of the asset are less than the carrying value, an impairment loss would be recorded to reduce the related asset to its estimated fair value.

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, disclosures about segment information, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.

Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance which delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this new guidance did not have a significant impact on the Company’s consolidated results of operations or financial condition.

In March 2008, the FASB issued guidance which amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. This requires an entity to assess whether it intends to sell, or it is more likely than

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. The guidance was effective for interim and annual reporting periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance as of April 1, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices would be needed to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial condition.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period (including interim periods) beginning after issuance. Adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

Newly Issued But Not Yet Effective Accounting Pronouncements

In June 2009, the FASB amended previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. Upon adoption of these Statements the sales of the guaranteed portion of SBA loans will be treated as secured borrowings during the initial 90 day recourse period with gain recognition deferred until the end of the recourse period.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale at December 31:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities*:
GSE bonds	$85,343	$354	$(468)	$85,229
GSE collateralized mortgage obligations	191,711	1,273	(1,949)	191,035
GSE mortgage-backed securities	485,705	7,333	(824)	492,214
Corporate note	4,458	—	(1,034)	3,424
Municipal bonds	5,259	78	(12)	5,325

Total debt securities	772,476	9,038	(4,287)	777,227
Mutual funds	5,462	1	—	5,463

Total	$777,938	$9,039	$(4,287)	$782,690

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities*:
GSE bonds	$46,901	$447	$(27)	$47,321
GSE collateralized mortgage obligations	126,840	360	(3,279)	123,921
GSE mortgage-backed securities	225,144	2,991	(360)	227,775
Corporate note	4,444	—	(2,292)	2,152

Total debt securities	403,329	3,798	(5,958)	401,169
Mutual funds	5,462	—	(45)	5,417

	$408,791	$3,798	$(6,003)	$406,586

*	As of December 31, 2009 and 2008, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB, and are all residential based investments.

The proceeds from sales of securities and the associated gains are listed below:

	2009	2008	2007
	(In thousands)
Proceeds	$239,734	$76,135	$38,269
Gross gains	4,413	865	42
Gross losses	(3)	(10)	(15)

The tax expense related to these net realized gains and losses was $2.3 million, $319 thousand and $11 thousand, respectively.

The proceeds from calls of securities were $24.6 million, $20.1 million and $0 for 2009, 2008 and 2007 with gross gains of $17 thousand, $5 thousand and $0, respectively. There were no losses on calls.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	16,351	16,441
Due after ten years	78,709	77,537
GSE collaterized mortgage obligations	191,711	191,035
GSE mortgage-backed securities	485,705	492,214
Mutual funds	5,462	5,463

	$777,938	$782,690

Securities with carrying values of approximately $243.2 million and $245.1 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

At December 31, 2009:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	12	$45,067	$(468)	—	$—	$—	12	$45,067	$(468)
GSE collaterized mortgage obligations	8	79,518	(1,251)	5	28,494	(698)	13	108,012	(1,949)
GSE mortgage-backed securities	22	104,900	(823)	1	59	(1)	23	104,959	(824)
Corporate note	—	—	—	1	3,424	(1,034)	1	3,424	(1,034)
Municipal bonds	4	1,506	(12)	—	—	—	4	1,506	(12)

	46	$230,991	$(2,554)	7	$31,977	$(1,733)	53	$262,968	$(4,287)

At December 31, 2008:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	3	$8,966	$(27)	—	$—	$—	3	$8,966	$(27)
GSE collaterized mortgage obligations	9	58,462	(777)	13	44,516	(2,502)	22	102,978	(3,279)
GSE mortgage-backed securities	11	46,918	(211)	7	5,448	(149)	18	52,366	(360)
Corporate notes	—	—	—	1	2,152	(2,292)	1	2,152	(2,292)
Mutual funds	n/a	5,417	(45)	n/a	—	—	n/a	5,417	(45)

	23	$119,763	$(1,060)	21	$52,116	$(4,943)	44	$171,879	$(6,003)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

During the second quarter 2008, we received a downgrade notification from one of the rating agencies on a non-agency asset-backed security. The downgrade reduced the credit rating from investment grade to substantially below investment grade, requiring an OTTI charge of $1.7 million to write down the security value

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to zero. We have no other non-agency asset-backed securities in portfolio. The corporate note at December 31, 2009 and 2008 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $1.0 million at December 31, 2009. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at December 31, 2009 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at December 31, 2009.

Except as noted above, we consider the losses on our investments in an unrealized loss position at December 31, 2009 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, or it is more likely than not that it will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

3. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2009	2008
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$4,801	$5,280
Commerical & industrial	1,595,219	1,406,068
Construction	54,084	61,524

Total real estate loans	1,654,104	1,472,872
Commercial business	487,736	531,953
Trade finance	51,411	66,603
Consumer and other	18,035	28,520

Total loans outstanding	2,211,286	2,099,948
Less: deferred loan fees	(2,343)	(1,505)

Gross loans receivable	2,208,943	2,098,443
Less: allowance for loan losses	(59,424)	(43,419)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,149,519	2,055,024
Guaranteed portion of delinquent SBA loans	12,490	20,911

Loans receivable, net	$2,162,009	$2,075,935

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Balance, beginning of year	$43,419	$20,035	$19,112
Provision for loan losses	61,023	48,825	7,530
Loans charged off	(45,686)	(25,693)	(7,448)
Recoveries of charge-offs	668	252	841

Balance, end of year	$59,424	$43,419	$20,035

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

Individually impaired loans were as follows:

(In thousands)	December 31, 2009	December 31, 2008
	(In thousands)
Year-end loans with no allocated allowance for loan losses	$37,941	$17,179
Year-end loans with allocated allowance for loan losses	82,599	33,134

Total	$120,540	$50,313

Amount of the allowance for loan losses allocated	$19,803	$14,957

	Years Ended
	December 31, 2009	December 31, 2008
	(In thousands)
Average of individually impaired loans during the period	$84,593	$34,067
Interest income recognized during impairment	4,466	2,318
Cash-basis interest income recognized	4,249	2,023

Non accrual loans and loans past due 90 days still on accrual were as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	51,674	37,580

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarters is given more weight in determination of the loss experience factor to be applied to the non-impaired loan portfolio. During 2009, the non-impaired Commercial and Industrial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools.

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $11.3 million at December 31, 2009 compared to $8.4 million at December 31, 2008.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The qualitative loan loss allowance on the non-impaired loan portfolio was $28.4 million at December 31, 2009 compared to $20.1 million at December 31, 2008. The following table presents the allocation of the specific and general components of the allowance by significant loan types:

	12/31/2009				12/31/2008
				(Dollars in thousands)
	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total	Commercial Real Estate Loans	Commercial Loans	Other Loans	Total
Impaired loans	$94,600	$23,598	$2,342	$120,540	$27,693	$22,620	$—	$50,313
Specific allowance	$(10,852)	$(8,676)	$(275)	$(19,803)	$(5,411)	$(9,546)	$—	$(14,957)
Loss coverage ratio	11.47%	36.77%	11.74%	16.43%	19.54%	42.20%	N/A	29.73%

Non-impaired loans	$1,500,619	$464,138	$123,646	$2,088,403	$1,436,919	$563,588	$47,623	$2,048,130
General allowance	$(30,193)	$(6,979)	$(2,449)	$(39,621)	$(18,808)	$(8,514)	$(1,140)	$(28,462)
Loss coverage ratio	2.01%	1.50%	1.98%	1.90%	1.31%	1.51%	2.39%	1.39%

Total loans*	$1,595,219	$487,736	$125,988	$2,208,943	$1,464,612	$586,208	$47,623	$2,098,443
Total allowance for loan losses	$(41,045)	$(15,655)	$(2,724)	$(59,424)	$(24,219)	$(18,060)	$(1,140)	$(43,419)
Loss coverage ratio	2.57%	3.21%	2.16%	2.69%	1.65%	3.08%	2.39%	2.07%

*	Excludes the guaranteed portion of delinquent SBA loans.
**	Includes residential real estate, construction, trade finance and consumer loans.

Under certain circumstances, we will provide borrowers relief through a loan modification. These modifications are either temporary in nature (temporary modifications), or are more substantive troubled debt restructuring. At December 31, 2009 total modified loans were $108.4 million, compared to $53.1 at December 31, 2008. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to substandard or special mention. At December 31, 2009 total temporary modifications outstanding were $26.4 million compared to $43.7 million at December 31, 2008. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with FASB ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Trouble Debt Restructured (TDR) loans are defined by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” and FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with FASB ASC 310-10-35. At December 31, 2009, loans classified as a TDR totaled $82.1 million, of which $17.8 million was on non-accrual status and $64.3 million was on accrual status. At December 31, 2008, loans classified as a TDR totaled $9.4 million, of which $6.1 million was on non-accrual status and $3.3 million was on accrual status. The Company has allocated $14.1 million and $3.9 million of specific reserves to TDRs as of December 31, 2009 and 2008, respectively. TDRs are generally downgraded to substandard, partially accounting for the increase in loans classified as substandard to $153.5 million at

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 from $55.6 million at December 31, 2008. As of December 31, 2009 and December 31, 2008, we did not have any outstanding commitments to extend additional funds to these borrowers.

4. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2009	2008
	(In thousands)
Furniture, fixtures and equipment	$10,915	$12,252
Leasehold improvements	13,886	13,290

	24,801	25,542
Accumulated depreciation and amortization	(13,936)	(13,555)

	$10,865	$11,987

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $2.8 million, $2.8 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $2.5 million at December 31, 2009 and 2008. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited. The Company tested goodwill for impairment as of December 31, 2009, 2008 and 2007 and determined that there was no impairment.

The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The gross carrying amount of deposit premiums totaled $5.9 million at December 31, 2009 and 2008, and the related accumulated amortization totaled $4.8 million and $4.2 million at December 31 2009 and 2008, respectively. The Company did not record any impairment writedowns on deposit premiums during 2009, 2008 and 2007. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Total amortization expense on deposit premiums was $585 thousand, $665 thousand and $657 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

In February 2008, the Company purchased a branch located in New Jersey from a New Jersey-based financial institution (“Provident”) and recorded goodwill of $350 thousand and a core deposit intangible of $50 thousand. The Company amortized the core deposit intangible over an estimated useful life of 1 year on a straight line basis.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the Company’s intangible assets at December 31:

		2009		2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In thousands)
Goodwill:
Goodwill—KEBNY		$1,117	$(242)	$1,117	$(242)
Goodwill—Asiana		1,284	—	1,284	—
Goodwill—Provident		350	—	350	—

Total		$2,751	$(242)	$2,751	$(242)

Intangible assets:	Amortization period
Core deposit—KEBNY	10 years	$881	$(881)	$881	$(881)
Core deposit—IBKNY	10 years	1,187	(1,004)	1,187	(862)
Core deposit—Asiana	10 years	1,018	(799)	1,018	(689)
Core deposit—KEB, Broadway	10 years	2,726	(2,086)	2,726	(1,762)
Core deposit—Provident	1 year	50	(50)	50	(41)

Total		$5,862	$(4,820)	$5,862	$(4,235)

6. DEPOSITS

Interest expense for time deposits for the years ended December 31 was as follows:

	2009	2008	2007
	(In thousands)
Time deposits of $100,000 or more	$17,830	$27,033	$40,207
Other time deposits	19,910	13,863	12,772

Total	$37,740	$40,896	$52,979

Included in time deposits of $100,000 or more were $200.0 million in California State Treasurer’s deposits at December 31, 2009 and 2008. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2009 and 2008, securities with carrying values of approximately $237.6 million and $242.0 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

Brokered deposits of $243 thousand and $294.3 million are included in other time deposits at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities for time deposits were as follows:

Year Ended December 31
(In thousands)
2010	$1,412,500
2011	30,097
2012	112

$1,442,709

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $562.2 million at December 31, 2009. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral equal to at least 100% of outstanding advances.

At December 31, 2009 and December 31, 2008, real estate secured loans with a carrying amount of approximately $1.1 billion were pledged as collateral for borrowings from the FHLB. At December 31, 2009 and December 31, 2008, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.

At December 31, 2009 and December 31, 2008, FHLB borrowings were $350 million, had a weighted average interest rate of 3.46% and 3.70%, respectively, and had various maturities through September 2016. At December 31, 2009, $150 million of the advances were putable advances with various putable dates and strike prices. During 2009, the Bank obtained $50 million of additional FHLB advances, and repaid $50 million during the same period. The new advances have a weighted average cost of 1.85% with average remaining maturities of 2.7 years. The cost of FHLB borrowings as of December 31, 2009 ranged between 1.68% and 4.57%. At December 31, 2009, the Company had a remaining borrowing capacity of $212.2 million.

At December 31, 2009, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousand)
Due within one year	$35,000	$185,000
Due after one year through five years	310,000	160,000
Due after five years through ten years	5,000	5,000

	$350,000	$350,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 98% of the fair value of the securities that are pledged and 75% of the outstanding principal balance of the qualifying loans that are pledged. At December 31, 2009, the outstanding principal balance of the qualifying loans was $286.9 million. As of December 31, 2009 and 2008, there was no borrowing outstanding against the line.

8. SUBORDINATED DEBENTURES

At December 31, 2009, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures up to five years.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of trust preferred securities and debentures at December 31, 2009:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/09	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	3.40%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.13%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.20%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	1.90%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common stock of the issuer trusts of $1.5 million at December 31, 2009 and 2008 is included in other assets. Although the securities issued by each of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $63.3 million of Fixed Rate Cumulative Perpetual Preferred Stock, net of discount, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2009, all of the combined $101.3 million of the trusts’ securities and preferred stock outstanding qualified as Tier 1 capital.

The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The adoption of this modification is not expected to have a material impact on the inclusion of trust preferred securities for purposes of Tier 1 capital.

9. INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2009
Federal	$469	$(4,497)	$(4,028)
State	(296)	(1,875)	(2,171)

	$173	$(6,372)	$(6,199)

2008
Federal	$8,656	$(6,932)	$1,724
State	2,854	(2,953)	(99)

	$11,510	$(9,885)	$1,625

2007
Federal	$17,057	$(319)	$16,738
State	6,024	(163)	5,861

	$23,081	$(482)	$22,599

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2009 and 2008 are comprised of the following:

	2009	2008
	(In thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$27,081	$20,215
Net operating loss carryforward	2,490	2,799
Capital loss carryforward	612	612
Investment security provision	802	812
Lease expense	1,510	1,482
State tax deductions	—	540
Accrued compensation	333	343
Deferred compensation	606	658
Mark to market on loans held for sale	33	131
Depreciation	937	789
Nonaccrual loan interest	595	—
Other real estate owned	226	85
Other	238	116
Non-qualified stock option and restricted unit expense	1,551	1,653
Unrealized loss on securities available for sale	—	864
Amortization of intangibles	276	175

	37,290	31,274

Deferred tax liabilities:
FHLB stock dividends	(569)	(573)
Deferred loan costs	(1,722)	(2,087)
State taxes deferred and other	(2,677)	(2,010)
Prepaid expenses	(828)	(641)
State tax credit	(23)	—
Unrealized gain on securities available for sale	(1,900)	—
Unrealized gain on interest rate swaps	(53)	(109)
Unrealized gain on interest only strips	(31)	(24)

	(7,803)	(5,444)

Valuation allowance on capital loss carryforward	(612)	(612)

Net deferred tax assets:	$28,875	$25,218

At year end 2009, the Company had capital loss carryforwards of approximately $1.3 million which expire in 2010. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that the Company would not realize an additional $1.3 million of capital gains to offset the remaining capital loss carryforward. The Company has recorded a valuation against the remaining capital loss of $1.3 million.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2009	2008	2007
Statutory tax rate (benefit)	(35)%	35%	35%
State taxes (benefit)-net of federal tax effect	(12)	(1)	7
CRA investment tax credit	(4)	(9)	(1)
Valuation allowance	—	14	—
Other	(1)	(2)	—

	(52)%	37%	41%

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(In thousands)
2009
Nara Ownership Change	$—	N/A	$—	$124	2014	$83
Korea First Bank of New York	4,967	2019	497	—	N/A	—
Asiana	1,841	2015	348	723	2012	348

Total	$6,808		$845	$847		$431

2008
Nara Ownership Change	$83	2009	$83	$124	2013	$83
Korea First Bank of New York	5,464	2019	497	—		—
Asiana	2,189	2015	348	723	2011	348

Total	$7,736		$928	$847		$431

For the 2008 and 2009 tax years, the state of California suspended the utilization of Net Operating Losses (“NOLs”). Suspended NOLs for 2008 and 2009 will be allowed additional carryover periods of two years and one year, respectively.

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2005. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company has been audited by the California Franchise Tax Board for the 2005 and 2006 tax years. The audit has been concluded and the additional tax liabilities have been paid as discussed below.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2009	2008
	(In thousands)
Balance at January 1,	$352	$262
Additions based on tax positions related to the current year	47	134
Additions based on tax positions related to the prior year	83	—
Settlements	(277)	—
Reductions due to the expiration of the statute of limitations	(54)	(44)

Balance at December 31,	$151	$352

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amount of unrecognized tax benefits was $352 thousand at January 1, 2009 and $151 thousand at December 31, 2009 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $352 thousand and $151 thousand at January 1, 2009 and December 31, 2009, respectively. The amount of unrecognized tax benefits decreased due to payments to California Franchise Tax Board as a result of the audit adjustments for the apportionment factors and California Enterprise Zone loan interest deductions on the Company’s 2005 and 2006 state income tax returns. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $11 thousand and $47 thousand for interest and penalties accrued at December 31, 2009 and 2008, respectively.

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

The Company authorized 1,300,000 shares under the 2007 Plan; 1,192,300 shares were available for future grants as of December 31, 2009.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each option granted for the year ended December 31, 2009 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

For the years ended December 31, 2008 and 2007, no stock options were granted.

A summary of stock option activity under the Plan for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2009	1,053,250	$11.74
Granted	40,000	8.64
Exercised	—	—
Forfeited/canceled	(60,000)	8.64

Outstanding—December 31, 2009	1,033,250	$11.80	4.57	$2,095,000

Options exercisable—December 31, 2009	963,250	$11.83	4.34	$1,987,000
Unvested options expected to vest after December 31, 2009	54,278	$11.50	7.68	$84,000

The aggregate intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $0, $71 thousand and $1.0 million, respectively. The tax benefit realized for options exercised for the years ending December 31, 2009, 2008 and 2007 was $0.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restricted unit activity under the Plan for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding—January 1, 2009	128,120	$16.34
Granted	28,500	7.78
Vested	(87,640)	17.60
Forfeited/canceled	(10,680)	16.49

Outstanding—December 31, 2009	58,300	$10.23	8.86

The total fair value of performance units vested for the years ended December 31, 2009, 2008 and 2007 was $586 thousand, $0 and $0, respectively.

The amount charged against income, before income tax benefit of $562 thousand, $552 thousand and $545 thousand, in relation to the stock-based payment arrangements was $1.5 million, $1.7 million and $1.5 million for 2009, 2008 and 2007, respectively. At December 31, 2009, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $445 thousand, and is expected to be recognized over a weighted average period of 1.50 years.

The estimated annual stock-based compensation as of December 31, 2009 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
For the year ended December 31:
2010	$299
2011	80
2012	55
Thereafter	11

Total	$445

11. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan— In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allowed key executives of the Company additional deferment of their compensation. The deferred compensation plans still in effect were amended in 2007 to be in compliance with the new IRC §409 (A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2009 and 2008 amounted to $1.4 million and $1.7 million, respectively, which are included in other liabilities. Interest expense recognized under the deferred compensation plan totaled $58 thousand, $121 thousand and $123 thousand for 2009, 2008 and 2007, respectively.

In 2008, the Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pre-determined period (between five and ten years, depending on the officer). The Company did not meet the required performance goals, and thus the Company did not incur any liabilities or expense under the LTIP for 2009 and 2008.

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

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $360 thousand, $623 thousand and $611 thousand for 2009, 2008 and 2007, respectively. Effective September 7, 2009, the Company has amended the Plan to discontinue with the safe harbor employer matching contributions.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased no shares of its common stock for the ESOP in 2009, 2008 and 2007. There were no contributions or expense to the ESOP for 2009, 2008 and 2007. As of December 31, 2009 and 2008, the ESOP held 158,357 and 176,646 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus. There were no such contributions in 2009, 2008 and 2007.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2009, 2008 and 2007, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 18,289, 15,966 and 25,375 shares, respectively. During 2009, 2008 and 2007, no shares were added to the ESOP plan from dividend reinvestments.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2009, the future minimum rental commitments under these leases are as follows:

(In thousands)
2010	$6,986
2011	6,270
2012	6,181
2013	5,940
2014	5,808
Thereafter	13,648

$44,833

Operating lease expense recorded under such leases in 2009, 2008 and 2007 amounted to approximately $6.3 million, $5.8 million and $ 5.8 million, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2009, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2009 and 2008, the Company recorded an accrued liability of $105 thousand and $0, respectively, for litigation settlements.

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

Commitments at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(In thousands)
Commitments to extend credit	$198,807	$200,170
Standby letters of credit	9,907	9,354
Other commercial letters of credit	23,575	17,183

	$232,289	$226,707

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2009 and 2008.

13. FAIR VALUE

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate Owned

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	At December 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$85,229	$—	$85,229	$—
GSE collateralized mortgage obligations	191,035	—	191,035	—
GSE mortgage-backed securities	492,214	—	492,214	—
Corporate note	3,424	—	3,424	—
Municipal bonds	5,325	—	5,325	—
Mutual funds	5,463	5,463	—	—
Derivatives—Interest rate caps	177	—	177	—
Liabilities:
Derivatives—Interest rate swaps	(645)	—	(645)	—

	At December 31, 2008	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$47,321	$—	$47,321	$—
GSE collateralized mortgage obligations	123,921	—	123,921	—
GSE mortgage-backed securities	227,775	—	227,775	—
Corporate note	2,152	—	2,152	—
Mutual funds	5,417	5,417	—	—
Liabilities:
Derivatives—Interest rate swaps	(857)	—	(857)	—

Fair value adjustments for interest rate caps resulted in a net expense of $181 thousand for 2009. We had no interest rate caps for the year ended December 31, 2008. Fair value adjustments for interest rate swaps resulted in a net expense of $405 thousand and $689 thousand for 2009 and 2008, respectively.

Assets measured at fair value on a non-recurring basis are summarized below:

	At December 31, 2009	Fair Value Measurements at Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$81,309	$—	$67,541	$13,768
Other real estate owned	1,981	—	1,981	—

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At December 31, 2008	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$25,960	$—	$14,238	$11,722

Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $120.5 million at December 31, 2009, after partial charge-offs of $17.0 million. In addition, these loans have a specific valuation allowance of $19.8 million at December 31, 2009. Of the $120.5 million impaired loan portfolio at December 31, 2009, $101.1 million were carried at their fair value of $81.3 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $19.4 million were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $51.2 million.

At December 31, 2008, impaired loans had a carrying amount of $50.3 million, after partial charge-offs of $15.9 million. In addition, these loans had a specific valuation allowance of $15.0 million. Of the $50.3 million impaired loan portfolio at December 31, 2008, $41.0 million were carried at their fair value of $26.0 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $9.4 million were carried at cost at December 31, 2008, as the fair value of the collateral on these loans exceeds the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2008 on impaired loans carried at fair value at December 31, 2008 resulted in additional provision for loan losses of $35.0 million.

Other real estate owned had a carrying amount of $2.0 million at December 31, 2009, which is made up of an outstanding balance of $2.5 million, with a valuation allowance of $484 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $1.7 million during 2009.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at years ended December 31 were as follows:,

	December 31, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands )
Financial Assets:
Cash and cash equivalents	$125,592	$125,592
Loans held for sale	4,756	4,828
Loans receivable—net	2,080,700	2,106,065
Federal Reserve Bank stock	4,399	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	11,261	11,261
Customers’ liabilities on acceptances	10,488	10,488

Financial Liabilities:
Noninterest-bearing deposits	$(330,489)	$(330,489)
Saving and other interest bearing demand deposits	(660,992)	(660,992)
Time deposits	(1,442,709)	(1,450,103)
Borrowings from Federal Home Loan Bank	(350,000)	(363,563)
Subordinated debentures	(39,268)	(40,657)
Accrued interest payable	(12,674)	(12,674)
Bank’s liabilities on acceptances outstanding	(10,488)	(10,488)

	December 31, 2008
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$49,057	$49,057
Loans held for sale	9,821	10,098
Loans receivable—net	2,049,975	2,067,211
Federal Reserve Bank stock	2,320	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	8,168	8,168
Customers’ liabilities on acceptances	10,427	10,427

Financial Liabilities:
Noninterest-bearing deposits	$(303,656)	$(303,656)
Saving and other interest bearing demand deposits	(419,664)	(419,664)
Time deposits	(1,215,283)	(1,224,114)
Borrowings from Federal Home Loan Bank	(350,000)	(369,872)
Subordinated debentures	(39,268)	(32,188)
Accrued interest payable	(8,549)	(8,549)
Bank’s liabilities on acceptances outstanding	(10,427)	(10,427)

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2009 and 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009 and 2008, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

Prior to the earlier of the third anniversary of the closing date and the date on which the preferred shares have been redeemed in whole or the investor has transferred all of the preferred shares to third parties which are not affiliates of the investor, neither the Company nor any Company subsidiary shall, without the consent of the investor, declare or pay any dividend or make any distribution on its common stock (other than (A) regular quarterly cash dividends of not more than $0.0275, which was the amount of the last quarterly cash dividend per

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share declared or, if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (B) dividends payable solely in shares of common stock and (C) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan).

The preferred stock issued qualifies as Tier 1 capital.

In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant is ten years. On December 3, 2009, US Treasury approved the Company’s request for an adjustment to the Company’s warrant share position due to a qualified equity offering in November 2009, which is discussed below. The adjusted number of warrant is 521,266, or 50% of original issuance of 1,042,531.

On October 27, 2009, the Company closed an offering of $86.3 million of its common stock through an underwritten public offering of 11.5 million shares of the Company’s common stock at a price of $7.50 per share, including a 15% over-allotment option. Net proceeds were approximately $82 million. The shares were issued pursuant to a prospectus supplement filed as part of a shelf registration statement previously filed with the Securities and Exchange Commission on Form S-3 (No. 333-161992).

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital
(to risk-weighted assets):
Company	$429,666	18.0%	$191,048	8.0%	N/A	N/A
Bank	$412,261	17.3%	$190,799	8.0%	$238,499	10.0%
Tier I capital
(to risk-weighted assets):
Company	$399,447	16.7%	$95,524	4.0%	N/A	N/A
Bank	$382,081	16.0%	$95,399	4.0%	$143,099	6.0%
Tier I capital
(to average assets):
Company	$399,447	12.4%	$129,248	4.0%	N/A	N/A
Bank	$382,081	11.8%	$129,841	4.0%	$162,301	5.0%

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. In 2009, the Bank agreed with its primary regulatory agencies to obtain the prior written approval to pay any dividends.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
2009
Net loss as reported	$(5,723)
Less: preferred stock dividends and accretion of preferred stock discount	(4,276)

Basic EPS—common stock	$(9,999)	28,359,496	$(0.35)

Effect of dilutive securities:
Stock options	—	—

Diluted EPS—common stock	$(9,999)	28,359,496	$(0.35)

2008
Net income as reported	$2,755
Less: preferred stock dividends and accretion of preferred stock discount	(474)

Basic EPS—common stock	$2,281	26,200,344	$0.09

Effect of dilutive securities:
Stock options	—	219,189

Diluted EPS—common stock	$2,281	26,419,533	$0.09

2007
Basic EPS—common stock	$33,199	26,168,176	$1.27

Effect of dilutive securities:
Stock options	—	335,457

Diluted EPS—common stock	$33,199	26,503,633	$1.25

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2009, 2008 and 2007, stock options and restricted shares awards for approximately 1,092,000, 440,000 and 410,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266, 1,042,531 and 0 shares of common stock were also antidilutive for years ended December 31, 2009, 2008 and 2007, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) components and related tax effects were as follows:

	2009	2008	2007
	(In thousands)
Net income (loss)	(5,723)	$2,755	$33,199
Unrealized holding gains (losses) on securities available- for sale and interest only strips	11,401	(2,385)	2,303
Other than temporary impairment on securities available for sale	—	1,713	—
Reclassification adjustments for gains realized in income	(4,427)	(860)	(27)

Net unrealized gain (loss)	6,974	(1,532)	2,276
Tax expense (benefit)	2,771	(611)	883

Net of tax amount	$4,203	$(921)	$1,393
Change in fair value of the effective portion of derivatives used for cash flow hedges	$—	$289	$1,481
Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	(140)	(140)	(66)
Reclassification adjustments for losses realized in income for swaps and caps	—	1	1,272

Net unrealized gain (loss)	(140)	150	2,687
Tax expense (benefit)	(56)	60	1,075

Net of tax amount	$(84)	$90	$1,612

Total other comprehensive income (loss)	$4,119	$(831)	$3,005

Comprehensive income (loss)	$(1,604)	$1,924	$36,204

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/2008	Current Period Change	Balance at 12/31/2009
Unrealized gains (losses) on securities available for sale	$(1,342)	$4,193	$2,851
Unrealized gains (losses) on interest only strips	37	10	47
Unrealized gains (losses) on interest rate swaps	163	(84)	79

Total	$(1,142)	$4,119	$2,977

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247 thousand, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swaps. $84 thousand, net of tax of $56 thousand, was recognized into income during 2009.

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, until January 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized currently in earnings. At December 31, 2009, the fair value of the outstanding interest rate swaps was $(645 thousand) compared to $(857 thousand) at December 31, 2008.

The aggregate fair value of all derivative instruments that were in a liability position at December 31, 2009, was $645 thousand, for which we had posted $2.0 million in investment securities as collateral. The contract arrangement of these derivative instruments does not contain any credit-risk related contingent features, which would require us to post additional collateral as a result of any adverse change in our creditworthiness in the future.

Interest rate swap information at December 31, 2009 and 2008 is summarized as follows:

(In thousands)
		December 31, 2009
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
	(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)

$50,000				$(645)

(In thousands)
		December 31, 2008
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
	(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(171.3)

$50,000				$(857)

During the third quarter of 2009, we entered into two interest cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (3 Mo. LIBOR) exceeds the strike level of

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2009, the fair value of the outstanding interest rate caps was $177 thousand and we recognized mark-to-market losses on valuation of $181 thousand for 2009.

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	December 31, 2009		December 31, 2008
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$177	Other Assets	$—
Interest rate swaps	Other Liabilities	(645)	Other Liabilities	(857)

Total derivatives not designated as hedging instruments		$(468)		$(857)

The effect of derivative instruments on the Consolidated Statement of Income for 2009 and 2008 are as follows:

		12/31/2009	12/31/2008
		(In thousands)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(586)	$(689)

Total		$(586)	$(689)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2009
Interest income	$36,059	$38,410	$41,706	$41,870
Interest expense	15,620	17,150	17,473	15,456

Net interest income before provision for loan losses	20,439	21,260	24,233	26,414
Provision for loan losses	15,670	19,000	8,500	17,853

Net interest income after provision for loan losses	4,769	2,260	15,733	8,561
Non-interest income	4,365	3,785	4,894	5,424
Non-interest expense	15,248	16,822	14,668	14,975

Income (loss) before income tax provision	(6,114)	(10,777)	5,959	(990)
Income tax provision (benefit)	(2,934)	(4,769)	2,018	(514)

Net income (loss)	$(3,180)	$(6,008)	$3,941	$(476)

Dividends and discount accretion on preferred stock	$(1,068)	$(1,069)	$(1,069)	$(1,070)

Net income (loss) available to common stockholders	$(4,248)	$(7,077)	$2,872	$(1,546)

Basic earnings (loss) per common share	$(0.16)	$(0.27)	$0.11	$(0.04)
Diluted earnings (loss) per common share	$(0.16)	$(0.27)	$0.11	$(0.04)

The lower provision for loan losses in the third quarter, compared to other quarters, was primarily due to the impact of lower net charge offs and lower special mention and classified loans, partially offset by an increase in non-performing loans.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fluctuation in net income (loss) in the fourth quarter of 2008 is mainly attributed to the increase in provision for loan losses, which is related to the deterioration in asset quality we experienced during the period. Non-performing loans increased by $7.1 million to $37.6 million at December 31, 2008 from $30.5 million at September 30, 2008. Net loan charge-offs during fourth quarter 2008 were $12.4 million, compared to $6.3 million during third quarter 2008.

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

Small Business Administration Lending Services—The SBA department provides customers of the Company access to the U.S. SBA guaranteed lending program.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2009
Net interest income	$76,384	$4,637	$11,325	$92,346
Less provision for loan losses*	38,602	3,122	19,299	61,023
Non-interest income	13,667	2,088	2,713	18,468

Net revenue (expense)	51,449	3,603	(5,261)	49,791
Non-interest expense	51,584	2,968	7,161	61,713

Income (loss) before income taxes	$(135)	$635	$(12,422)	$(11,922)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,744,684	$181,135	$302,138	$3,227,957

*	The increase in the provision for loan losses during 2009 is due to the increase in delinquencies and impaired loans in the loan portfolio.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2008
Net interest income	$78,999	$4,429	$12,793	$96,221
Less provision for loan losses*	24,141	7,886	16,798	48,825
Non-interest income**	9,386	2,140	2,467	13,993

Net revenue (expense)	64,244	(1,317)	(1,538)	61,389
Non-interest expense	45,995	3,405	7,609	57,009

Income (loss) before income taxes	$18,249	$(4,722)	$(9,147)	$4,380

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,147,194	$182,821	$342,039	$2,672,054

*	The increases in the provision for loan losses for all segments during 2008 are due to the increases in delinquency in the loan portfolio originated in the segments.

**	The decrease in non-interest income for the SBA segment during 2008 is due to the decrease in net gains on sales of SBA loans, as a result of reduced volumes of SBA loan originations and sales along with lower margins on these sales, and a loss of $1.0 million on sales of other real estate owned.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2007
Net interest income	$74,601	$6,511	$16,093	$97,205
Less provision for loan losses*	3,840	2,040	1,650	7,530
Non-interest income	11,452	2,717	8,404	22,573

Net revenue	82,213	7,188	22,847	112,248
Non-interest expense	45,624	3,742	7,084	56,450

Income before income taxes	$36,589	$3,446	$15,763	$55,798

Goodwill	$2,159	$—	$—	$2,159

Total assets	$1,859,315	$194,574	$369,521	$2,423,410

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at December 31, 2009 and 2008 included SBA loans (principally, the unguaranteed portion) of $103.2 million and $99.1 million; commercial real estate loans of $189.2 million and $198.7 million; and commercial business loans of $15.7 million and $14.4 million, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(In thousands)
ASSETS:
Cash and cash equivalents	$15,760	$1,178
Other assets	3,487	6,266
Investment in bank subsidiary	388,609	323,145

TOTAL ASSETS	$407,856	$330,589

LIABILITIES:
Other borrowings	$39,268	$39,268
Accounts payable and other liabilities	613	1,368

Total liabilities	39,881	40,636
STOCKHOLDERS’ EQUITY	367,975	289,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$407,856	$330,589

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income	$50	$50	$25
Interest expense	(2,022)	(2,695)	(3,333)
Dividends from bank subsidiary	1,200	2,000	—
Other income	—	—	3
Other operating expense	(1,530)	(1,352)	(1,754)
Equity in undistributed earnings (losses) of bank subsidiary	(5,242)	3,270	35,919

Income (loss) before income tax provision (benefit)	(7,544)	1,273	30,860
Income tax provision (benefit)	1,821	(1,482)	(2,339)

Net income (loss)	$(5,723)	$2,755	$33,199

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,723)	$2,755	$33,199
Adjustments to reconcile net income to net cash from operating activities:
Amortization	21	156	411
Stock-based compensation expense	479	284	205
Change in other assets	2,758	591	(984)
Change in accounts payable and other liabilities	(89)	24	(1)
Equity in undistributed loss (earnings) of bank subsidiary	5,242	(3,270)	(35,919)

Net cash from operating activities	2,688	540	(3,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	(65,600)	(67,000)	—

Net cash from investing activities	(65,600)	(67,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of trust preferred securities	—	—	(8,000)
Issuance of trust preferred securities	—	—	8,000
Issuance of TARP preferred stock	—	67,000	—
Issuance of additional common stock	81,972
Proceeds from stock options exercised	—	443	500
Tax effect on issuance of shares from stock plan	(463)	—	—
Payments of cash dividends	(4,015)	(2,882)	(2,880)

Net cash from financing activities	77,494	64,561	(2,380)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,582	(1,899)	(5,469)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,178	3,077	8,546

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,760	$1,178	$3,077