Form 10-K/A
period 2009-12-31
NARA BANCORP INC
filed 2010-04-29
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Number of shares outstanding of the Registrant’s Common Stock as of March 31, 2010: 37,835,407

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed by the registrant with the Securities and Exchange Commission on March 15, 2010, and is being filed solely to include the information required by Items 10, 11, 12, 13 and 14. No other items are being amended except as described in this Explanatory Note and this Amendment does not modify or update the disclosures in our 2009 Form 10-K. Therefore, this Amendment does not reflect any events that occurred after the original March 15, 2010 filing date of the 2009 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2009 Form 10-K that we filed on March 15, 2010.

Pursuant to Rules 12b-15 and 13a-14 of the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive officer and our interim chief financial officer.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Directors

The following table provides a list of our current directors as of the date of this filing. The board of directors has not yet finalized the final slate of directors to be nominated at the 2010 Annual Stockholders Meeting. The slate of nominees for the 2010 Annual Stockholders Meeting will be set forth in the Company’s proxy statement. The Company knows of no arrangements, including any pledge by any person of the Company’s securities, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no arrangements or understandings by which any of the directors of the Company were selected. There is no family relationship between any of the directors, nominees or executive officers, except that Messrs. Jesun Paik and Ki Suh Park are brothers-in-law.

Name	Age	Principal Business During the Past Five Years	Year First Elected to Board
Howard N. Gould	60	Mr. Gould is Vice Chairman of Carpenter and Company, a firm that advises banks on capital, strategic and charter related matters. He is also Managing General Partner of the Carpenter Community BancFund LP, a private equity fund that invests in community banks. In addition to his directorship at Nara Bancorp, Inc., he also serves as director of Bridge Capital Holdings, Inc. and Mission Community Bancorp. At Mission Community Bancorp, Mr. Gould serves on the Corporate Governance and Nomination and the Joint Bancorp/ Bank Strategic Planning Committees. From 2004 to 2005, he was California Commissioner of Financial Institutions under Governor Arnold Schwarzenegger. From 2002 to 2003, he was Vice Chairman of The Bank of the West which had acquired United California Bank. From 1992 to 2002, he was Vice Chairman and Chief Operating Officer of United California Bank. He was State Superintendent of Banking under Governor George Deukmejian. Mr. Gould also served as a Partner in one of the nation’s premiere bank consulting firms and officer at Bank of America and Wells Fargo Bank. Mr. Gould’s qualifications include in particular, three aspects of Mr. Gould’s business experience: 1) his role at Carpenter and Company gives the Company a current perspective of the Banking industry, 2) his role as Commissioner of California Department of Financial Institutions, and Superintendent of Banking gives the Company valuable insight in working with our regulators, and 3) his experience as a bank executive, dealing with every aspect of running a regional bank.	2006

Chong-Moon Lee	81	Mr. Lee founded Diamond Multimedia Systems, served as CEO & Chairman of the company for 17 years, and took the company to a successful IPO in 1995. Mr. Lee is chairman of AmBex Venture Group, a venture capital and technology investment company in Silicon Valley. Mr. Lee’s qualifications include in particular, two aspects of Mr. Lee’s qualifications: 1) his experience as the CEO and Chairman of a public company gives him specialized knowledge to assist the Human Resources and Compensation Committee of which he is a member and particularly to serve as	2003 & 2009

Name	Age	Principal Business During the Past Five Years	Year First Elected to Board
		Chairman of a public company, and 2) Dr. Lee is the largest individual stockholder and, as such, can speak to building long-term stockholder value and provides greater insight into the concerns of stockholders and investors. He serves as a member of Advisory Board of Stanford Technology Venture Program (STVP) of Engineering School, Stanford University. He served as a Consulting Professor at Asia Pacific Research Center of Stanford University for 5 years. He currently serves as a Chaired Professor Emeritus of Korea Advanced Institute of Science & Technology (KAIST). Mr. Lee serves as a Commissioner & Trustee of Asian Art Museum of San Francisco—Chong-Moon Lee Center for Asian Art & Culture, the largest Asian arts museum outside of Asia. He also serves as a Trustee of Asia Society, New York, and Center for Strategic & International Studies (CSIS), Washington, DC, one of the most active and influential think tanks in America. He also is as a member of California Arts Council.

Jesun Paik	73	Mr. Paik is Senior advisor of Robb Evans & Associates, LLC, a financial consulting firm which he joined in 2001. From 1989 to 2001, he was Executive Vice President and Senior Advisor of the Americas Division of The Sakura Bank, Ltd., (New York City) and concurrently was the Vice Chairman of the Board of Manufacturers Bank (Los Angeles) from 1992 to 2001. Prior to The Sakura Bank, Mr. Paik served in executive management positions for Wells Fargo Bank, N.A. and Union Bank. Mr. Paik’s experience at the Manufacturer’s, Wells Fargo, N.A. and Union Banks give him a great reservoir of experience to draw upon, specifically Mr. Paik is considered a financial expert and has served on the Company’s audit committee as a member, and for a number of years as its chairman. Mr. Paik has a keen knowledge of commercial banking and specifically understands the Korean-American marketplace.	2001

John H. Park	62	Mr. Park is President of ABI USA Sales Corp, an import and export company which he founded in 2001, and President of BB Imex Corporation which he founded in 2003. From 1985 to 2001, he was President and Chief Executive Officer of Showroom 3 Inc. From 1978 to 2001, he was President and Chief Executive Officer of B.B. World Corporation. Mr. Park has been a director of Nara Bank, the Company’s wholly owned subsidiary since 1993 and a director of the Company since 2002. Mr. Park’s experience in business and as a Nara Bank and Nara Bancorp director give the Board continuity and historical perspective. As the immigrant owner of an import / export business he also understands our core business customer, including our trade finance function. He possesses an understanding of how to appeal to and communicate effectively with commercial customers and as such is part of our Loan and Credit Committee as well as Business Development.	2002

Name	Age	Principal Business During the Past Five Years	Year First Elected to Board
Ki Suh Park	78	Mr. Park’s has extensive business experience as the CEO of a global professional services firm. Mr. Park is a hands-on and detail oriented leader and as such focuses the Board and management in reigning in costs, tightening controls and implementing enhanced policies and controls. Mr. Park is a prominent architect and city planner with nearly 50 years of professional practice responsible for many large-scale landmark building and infrastructure projects. Since 1981, he has been the Managing Partner and CEO of Gruen Associates, a global architectural, planning and interiors firm based in Los Angeles. In the 1970s, Mr. Park was Chairman of the Citizens Advisory Committee on Transportation Quality for the United States Secretary of Transportation. He has been active on a number of community-based, non-profit boards including the Korean American Coalition (former Chairman), the Korean American Museum (Chairman), the California Community Foundation, the Public Policy Institute of California, the Los Angeles County Natural History Museum, and the Los Angeles World Affairs Council. In 1996, Mr. Park received a Korean Broadcasting System (KBS) Award which is given to an overseas Korean who had made a significant worldwide contribution to the arts, business and industry. In 2000 one of his projects received a Presidential Design Award from the President of the United States.	2001

Terry Schwakopf	59	Since March 2007, Terry Schwakopf has been serving as an advisor to banks, a major accounting and consulting firm, investors and trade associations, on bank regulatory, risk management and strategic issues. Prior to that Ms. Schwakopf was Executive Director and Executive Vice President of the Federal Reserve Bank of San Francisco with overall responsibility for banking supervision. She first joined the Federal Reserve in 1983 as an examiner and oversaw banking supervision at the San Francisco Federal Reserve Bank for almost ten years. Ms. Schwakopf’s was a former regulator charged with banking supervision, which gives the Board and management great insight into the Company’s strategic direction and has strengthened our regulatory oversight and compliance program. Ms. Schwakopf is an “audit committee financial expert” and serves as the Chair of our Audit Committee. In addition, Ms. Schwakopf is on the board and executive committee of United Way of the Bay Area and she is actively involved in a number of international, civic and nonprofit organizations.	2007

Scott Yoon-suk Whang	64	Mr. Whang has been a goal-oriented entrepreneur who has started three successful companies in the past 20 years. Mr. Whang’s qualifications include in particular, two aspects of his business experience: 1) Mr. Whang is a well rounded leader in business strategic planning, management, and	2007

Name	Age	Principal Business During the Past Five Years	Year First Elected to Board
operations, and as such is able to lend his experience to the Human Resources and Compensation Committee as well as Business Development, and 2) Mr. Whang is able to give first hand advice on marketing and client relations, since as a medium size commercial business owner he understands the heart of the Bank’s business. He has held various management positions with Daewoo Corporation, where he began his career in the early 1970s. He founded Codra Enterprises in 1985, which provides new product development and manufacturing outsourcing service to the gift and stationary industry, where he served as Chairman until December 2007. From 1990 to 2006, he was the founder and CEO of Avalanche Publishing, Inc., one of the major leading publishers of various gift and stationery products. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his marketing achievements in the publishing arena.

What is the Background of Our Current Executive Officers?

Alvin D. Kang, 65. Mr. Kang was appointed Acting President and Chief Executive Officer of the Company and its subsidiary, Nara Bank, on January 20, 2010, upon the resignation of Min Kim. Following receipt of regulatory nonobjection on April 26, 2010, Mr. Kang became the President and Chief Executive Officer of the Company and Nara Bank. He had served as the Executive Vice President and Chief Financial Officer of the Bank and the Company since July 28, 2005. He also served as a member of the Office of the President from March 2006 until his elevation to CEO and President. Prior to joining the Bank, Mr. Kang served as Executive Vice President, Chief Operating and Chief Financial Officer for Broadway Federal Bank and Chief Financial Officer of Broadway Financial Corporation from 2001 to July 2005. Mr. Kang has also held a senior position at Takenaka and Company, an investment banking and consulting firm, and has served as an audit partner at KPMG LLP and at Ernst & Young LLP. Mr. Kang retired from KPMG LLP after 26 years of service, during which time he served as lead partner of the Asian Business Group and as lead partner on audits of major financial institutions in Los Angeles.

Bonita I. Lee, 47. Ms. Lee has served as the Executive Vice President and Chief Operating Officer of the Bank and Company since March 16, 2009. Prior to rejoining the Company, Ms. Lee served as Director and Regional President of the Western Region for Shinhan Bank America from September 2008 to March 2009. She served as Executive Vice President and Chief Credit Officer of the Company from April 2005 to September 2008, and as a member of the Office of the President from March 2006 until November 2006. She continues to serve as a member of the Office of the President under the direction of the President and CEO, Alvin D. Kang. Ms. Lee has also served the Bank as Senior Vice President and Chief Credit Officer from October 2003 to April 2005, Senior Vice President and Credit Administrator from February 2000 to October 2003 and Vice President and Credit Administrator from 1993 to 2000. Prior to joining the Bank, Ms. Lee held various lending positions with California Center Bank in Los Angeles from 1989 to 1993.

Mark Lee, 47. Mr. Lee has served as the Executive Vice President and Chief Credit Officer of the Bank and Company since May 1, 2009. In January 2010, Mr. Lee was made part of the Office of the President under the direction of the President and CEO, Alvin D. Kang. Prior to joining the Company, Mr. Lee served as Senior Vice President and Deputy Chief Credit Officer at East West Bank from May 2007 to April 2009, and Manager of Commercial Business Credit from May 2002 to April 2007. Prior to his work at East West Bank, Mr. Lee served in various lending and credit capacities starting in 1990, at California Bank and Trust, California Center Bank and Sanwa Bank.

Kyu S. Kim, 49. Ms. Kim has served as the Executive Vice President and Eastern Regional Manager since April 2008. In January 2010, Ms. Kim was made part of the Office of the President under the direction of the President and CEO, Alvin D. Kang. She also served as the Senior Vice President and Eastern Regional Manager from October 2005 until March 2008. Prior to her promotion to Eastern Regional Manager she served as the Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining the Bank, Ms. Kim was Vice President and Chief Credit Officer at Foster Bank in Chicago from March 1990 to September 1997.

Christine Oh, 43. Ms. Oh was appointed Interim Chief Financial Officer, upon Mr. Kang’s promotion to CEO, in January 2010, subject to regulatory nonobjection which was received on April 26, 2010. Ms. Oh previously served as Interim CFO from March 2005 to July 2005. Ms. Oh has served as Senior Vice President and Controller since 2003. Prior to her promotion to Senior Vice President and Controller she served as the Vice President and Accounting Manager from 1999 to 2003. She joined the Company in 1993. Prior to joining the Company Ms. Oh was a credit Analyst at Center Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of Nara Bancorp’s equity securities, to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% shareholders to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2009 all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except as described in this paragraph. We assist our directors and executive officers in complying with these requirements. A required Form 4 report was not filed on a timely basis to report the vesting of restricted units granted by the Company to Mona Chui, a named executive officer. In addition, required Form 4 reports were not filed on a timely basis to report the purchase and sale of shares of common stock by Ms. Chui. A required Form 4 report was not filed on a timely basis to report the vesting of restricted units granted by the Company to Christine Yoon Oh, a named executive officer. In addition, a required Form 4 report was not filed on a timely basis to report the sale of shares by Ms. Oh. Required Form 4 reports were not filed on a timely basis to report the vesting of performance units granted by the Company to directors Terry Schwakopf, Scott Yoon-suk Whang, Jesun Paik, John Hyon Park, and Ki Suh Park. In each such case, the reports were promptly filed after becoming aware of the transactions and the need to report them.

Code of Ethics

The Company has adopted the Code of Ethics and Business Conduct that applies to all officers and employees, as well as the Director Code of Ethics and Business Conduct which applies to directors, which are both available on our website at www.narabank.com. If the Company makes any substantive amendments to the employee or director versions of the Code of Ethics and Business Conduct or grants any waiver from a material provision of the Code of the Ethics and Business Conduct to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since the Company’s last Proxy Statement.

Audit Committee

The Company has a standing Audit Committee, whose current members are directors Terry Schwakopf (Chair), Jesun Paik, and John H. Park. The Audit Committee held twelve (12) meetings in 2009. The Audit Committee operates under a written charter adopted by the board of directors. The charter sets the responsibilities and authorities of the Audit Committee and is available on our website at www.narabank.com.

Each of the members is “independent” as defined by the listing standards of the NASDAQ Stock Market and rules of the Securities and Exchange Commission (“SEC”). The board of directors has determined that Mr. Jesun Paik and Ms. Terry Schwakopf each satisfy the requirements established by the SEC for qualifications of an Audit Committee financial expert.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The success of our Company has substantially depended, and will continue to depend, on whether we can continue to attract and retain talented employees, including the individuals named in the Summary Compensation Table below (the “NEOs”) whose compensation is the subject of this Compensation Discussion and Analysis. Overall, we look at our executive compensation as a means to attract and retain key executive personnel and as a mechanism for to rewarding exceptional job performance.

The Human Resources and Compensation Committee

The Human Resources and Compensation Committee (the “HRC Committee”) of the board of directors has strategic and oversight responsibility for the overall compensation and benefits programs of the Company. Such responsibilities include establishing, implementing and monitoring the compensation structure, policies, and programs of the Company, including an assessment of the risk profile of each compensation policy and practice. The HRC Committee is responsible for assessing and approving the total compensation paid to the Chief Executive Officer (“CEO”) and all Executive Vice Presidents. The Committee also reviews the CEO’s compensation recommendations for the other NEOs. The HRC Committee is responsible for determining whether the compensation paid to each of the NEOs is fair, reasonable and competitive, and whether it serves the interest of the Company’s stockholders. The HRC Committee is comprised of four independent directors who satisfy the NASDAQ listing requirements and relevant Internal Revenue Service, and SEC regulations on independence. The HRC Committee’s Chair regularly reports to the board of directors on HRC Committee actions and recommendations. The HRC Committee has authority to retain outside counsel, compensation consultants, and other advisors to assist as needed. To evaluate and administer the compensation practices of the CEO and other NEOs, the HRC Committee meets a minimum of four times a year prior to regularly scheduled board of directors meetings. The HRC Committee also holds special meetings and meets telephonically to discuss extraordinary items, such as the hiring or dismissal of an NEO. For fiscal year 2009, the HRC Committee met a total of seven times (includes regularly scheduled HRC Committee meetings, special meetings and telephonic meetings).

Compensation Philosophy and Objectives

The HRC Committee believes that the most effective executive compensation programs are those that align the interests of the executive with those of the Company’s stockholders. The HRC Committee believes that a properly structured compensation program will focus on performance to reinforce and support development of a strong performance-oriented culture to achieve specific short and long-term strategic objectives while taking under consideration potential risk implications. Although the HRC Committee believes that a significant percentage of executive pay should be based on the principles of pay for performance, it also recognizes that the Company must have the ability to attract and retain highly talented executives with competitive base pay. A very important objective of the HRC Committee is to ensure the compensation programs of the NEOs are competitive as compared to similar positions within comparable companies. For this reason, the HRC Committee considers pay practices of the companies it competes with in the market for executive talent.

The Company’s executive compensation programs are designed to provide:

•	levels of base compensation that are competitive with comparable companies;

•

annual incentive compensation that varies in a manner consistent with the financial results of the Company, the achievement of Company’s yearly strategic goals, and the achievement of individual performance objectives; and

•	long-term incentive compensation that focuses executive efforts on building stockholder value through meeting longer-term financial and strategic goals.

In designing and administering the Company’s executive compensation programs, the HRC Committee attempts to strike an appropriate balance among these various elements, each of which is discussed in greater detail below. The HRC Committee periodically considers the pay practices of comparable companies to determine the appropriate pay mix and compensation levels. With respect to performance-based pay, the HRC Committee believes that executive compensation should be closely tied to financial and operational performance of the Company, to the individual performance, responsibility level of the NEOs, as well as enterprise risk management. The HRC Committee also believes there should be an equity-based component because it best aligns the NEOs’ interests with those of the Company’s stockholders. For purposes of retention, the HRC Committee believes that the equity-based compensation should have meaningful conditions to encourage valued employees to remain in the employ of the Company. Compensation decisions are made with consideration of the HRC Committee’s additional guiding principles of fairness to employees, retention of talented executives and fostering improved Company performance which will ultimately benefit the Company’s stockholders.

Effect of the Emergency Economic Stabilization Act of 2008 and America Reinvestment and Recovery Act of 2009

On October 14, 2008, the U.S. Department of Treasury announced a program under the Emergency Economic Stabilization Act of 2008 (“EESA”). Pursuant to this program, Treasury would make preferred stock investments in participating financial institutions (the “Capital Purchase Program” or “CPP”).

In November 2008, the Company entered into a Security Purchase Agreement (the “Agreement”) with the United States Department of Treasury as part of the CPP under the Treasury’s Troubled Asset Relief Program under the EESA. On February 17, 2009, President Obama signed into law the America Reinvestment and Recovery Act of 2009 (“ARRA”) which amended EESA. ARRA continued all the same compensation and governance restrictions in EESA and added substantially to the restrictions in several areas. On June 10, 2009, the Treasury Department issued the Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30 (“Interim Rule”), effective June 15, 2009, which provided detailed guidance to ARRA.

We have fully complied with the requirements of EESA, ARRA, and the Interim Rule, known collectively as the TARP Rules in this Proxy. Those requirements are:

•

Prohibition on Certain Types of Compensation. The TARP Rules prohibits us from providing incentive compensation arrangements that encourage our Senior Executive Officers (“SEOs”) to take unnecessary and excessive risks that threaten the value of the financial institution. It also prohibits us from implementing any compensation plan that would encourage manipulation of the reported earnings in order to enhance the compensation of any of its employees.

•

Risk Review. The TARP Rules requires the Committee to meet with our senior risk officer at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk to us posed by such plans. The review is intended to better inform the Committee of the risks posed by the plans and the ways to limit such risks. The Committee has performed this review, and its conclusions are included in its report which appears at the end of this CD&A.

•

Bonus Prohibition. The TARP Rules prohibits the payment of any “bonus, retention award, or incentive compensation” to our top five most highly compensated employees (“HCEs”). The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock,” as discussed below. We have performed an extensive review of our compensation arrangements and have complied with all requirements of ARRA for 2009.

•

Limited Amount of Long Term Restricted Stock Excluded from Bonus Prohibition. The TARP Rules permits us to pay a limited amount of “long-term” restricted stock. The amount is limited to one-third of the total annual compensation of the employee. ARRA requires such stock to have a minimum 2-year vesting requirement and be subject to transfer restrictions that lapse in 25% increments as the TARP obligation is repaid.

•

Golden Parachutes. The TARP Rules prohibits any severance payment to a senior executive officer or any of the next five most HCEs upon termination of employment for any reason. ARRA provides an exception for amounts that were earned or accrued prior to termination, such as normal retirement benefits.

•

Clawback. The TARP Rules requires us to recover any bonus or other incentive payment paid to a senior executive officer on the basis of materially inaccurate financial or other performance criteria. This requirement applies to the SEOs and the next 20 most HCEs.

•

Limit on Tax Deduction. We contractually agreed to abide by a provision of the TARP Rules which limits our tax deduction for compensation paid to any SEO to $500,000 annually. This provision amended the Internal Revenue Code by adding a new Section 162(m)(5), which imposes a $500,000 deduction limit.

•

Stockholder “Say-on-Pay” Vote Required. The TARP Rules requires us to include a non-binding stockholder vote to approve the compensation of executives as disclosed in this Proxy Statement. We have included such a say-on-pay proposal as Proposal 3 in this Proxy Statement.

•

Policy on Luxury Expenditures. The TARP Rules requires us to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

•

Reporting and Certification. The TARP Rules requires our CEO and CFO to provide a written certification of compliance with the executive compensation restrictions in our annual report. ARRA also requires certain disclosures and certifications by the Committee, which it makes in its report which is provided at the end of this CD&A.

In order to ensure compliance with the TARP Rules, the HRC Committee has created the Capital Purchase Program Executive Compensation Policy and Procedures, which it updates and approves periodically as needed.

Methodologies for Establishing the Compensation Mix

Total direct compensation primarily includes base salary, annual cash incentive bonuses, and long-term incentive awards, as discussed below. To determine the appropriate mix among these three compensation elements, the HRC Committee evaluates pay practices of comparable companies. The HRC Committee reviews compensation data obtained from a select group of comparable community banking institutions as identified by the Company (the “2009 Peer Group”). In selecting the companies included in the 2009 Peer Group, the Company conducted an analysis of public bank holding companies located in the Western region of the United States, with assets in a range of $2.5 billion to $10 billion as of December 31, 2009. The banks were ranked on seven criteria, with the following weighting: a) 20% to liquidity, b) 20% to return on assets, c) 20% to return on equity, d) 10% on leverage ratios, e) 10% on risk based capital, f) 10% on non-performing loans to total loans, and g) reserve level to non performing loans. Based on this ranking, the Company identified the top 50% performing banks. The Company then reviewed the compensation practices the top 50% of performing banks to identify market competitive compensation levels and the appropriate allocations among the three compensation elements. The 2009 Peer Group consists of the following: Center Financial Corporation, Columbia Banking System, Inc., CVB Financial Corp., First Interstate BancSystem, Inc., Westamerica Bancorporation, West Coast Bancorp and Wilshire Bancorp, Inc.

The following describes in detail the objectives and polices underlying the various elements of the compensation mix and the methodologies for establishing each element, with respect to the NEOs:

Salary

It is the Company’s philosophy that employees be paid a base salary that is competitive with the salaries paid by comparable companies based on each employee’s experience, performance, and geographic location. Generally, the Company has chosen to position total cash compensation (which includes base salary and year-end non-equity incentive compensation, to the extent applicable) above the market median in order to remain competitive in attracting and retaining well qualified executives.

Each fiscal year, the HRC Committee determines the target total annual cash compensation (salary and non-equity incentive compensation) for all NEOs. The HRC Committee considers a wide-variety of factors in determining pay levels. These include a combination of the individual executive’s performance, the performance of the Company and the individual business or corporate function for which the executive is responsible, the nature and importance of the position and role within the Company, the scope of the executive’s responsibility, internal relationships or comparisons, and the current compensation package in place for that executive, including the executive’s current annual base salary and potential bonus incentive awards under the Company’s performance incentive plan.

The HRC Committee generally evaluates executive salaries annually. Because of the financial crisis currently affecting the United States and the impact on the Company’s performance, our CEO recommended and the HRC Committee concurred, that NEOs salaries not be increased for 2009. The salaries shown on the Summary Compensation Chart above reflect the actual salary paid through bi-weekly payroll.

Annual Cash Incentive Bonus

Annual cash incentive bonuses are paid under the Company’s Performance Incentive Plan (“PIP”). The PIP was developed to recognize and reward executive officers, including NEOs but excluding the CEO, who contribute meaningfully to an increase in stockholder value, profitability, customer satisfaction and meeting strategic goals. The plan defines corporate and individual goals, and establishes incentive award ranges for each level of management, while measuring performance against the agreed upon goals in determining the incentive award. The PIP is administered by the CEO for the NEOs, excluding the CEO. The performance incentive for the CEO is administered by the HRC Committee. Due to the restrictions imposed on executive compensation under ARRA, the Company was prohibited from payment annual cash incentive bonuses to Min Kim, Alvin Kang and Kyu Kim. Because Bonita Lee and Mark Lee were hired by the Company in 2009, which means they were not among the 5 highest paid employees in fiscal year 2008, they were not subject to the executive compensation restrictions under ARRA.

To extent permitted under ARRA, the Company intends to continue its strategy of compensating the NEOs through programs that emphasize performance-based incentive compensation, with the incentive criteria tied mainly to company performance and to a lesser extent to individual strategic criteria. However due the restrictions imposed by ARRA and the general economic environment and the Company’s performance, no monies were accrued and no performance bonuses were paid out in 2009 to any Company employee.

Prior to 2009, performance-based incentive compensation included in each year’s performance incentive plan was calculated based on the Company’s profitability and an estimate for achievement of individual performance goals, during the fiscal year. The determination of how incentive payments are allocated and paid to each NEO is recommended by the CEO with the approval by the HRC Committee. After the completion of each NEO’s annual performance incentive plan evaluation, the CEO makes a recommendation to the HRC Committee as to the appropriate incentive payment allocation for each person. The allocation of each year’s performance incentive plan accrual, to be paid in the following year, will be determined based on relative performance and contribution to the financial results of the Company by each NEO and achievement of individual performance under each NEO’s performance incentive plan.

Bonita Lee was paid a $45,000 signing bonus, upon her return to the Company as Chief Operating Officer on March 16, 2009. The signing bonus was equivalent to the bonus she would have been paid for her work as Chief Credit Officer in 2008 if she had not left the Company. The Company determined that the signing bonus was a needed investment to convince Ms. Lee to return to the Company as a COO.

Long-Term Incentive (Equity) Awards

Long-term incentive equity awards are the third component of the Company’s total compensation package to retain and motivate proven executives. The HRC Committee believes that equity-based compensation, including stock options and performance units, ensures that the Company’s officers have a continuing stake in the long-term success of the Company without taking inappropriate or unnecessary risks. During the Company’s history, long-term incentive equity awards have been granted every few years to aid in retention and increase officers’ ongoing commitment to the Company. The Company will continue to periodically review best practices and re-evaluate whether more frequent grants would be consistent with other similarly situated banking companies and in keeping with the compensation philosophy of the Company and with the stockholders’ interests. However, the Company was prohibited from issuing stock options and restricted stock in 2009 to Min Kim, Alvin Kang and Kyu Kim due to the executive compensation restrictions imposed by ARRA. Because Bonita Lee and Mark Lee were hired by the Company in 2009, which means they were not among the 5 highest paid employees in fiscal year 2008, they were not subject to the executive compensation restrictions under ARRA.

In 2009, the Company issued: 1) stock options to Ms. Bonita Lee, upon her re-employment as Chief Operating Officer, 2) performance units to Mr. Lee upon commencement of employment as Chief Credit Officer, and 3) performance units to Ms. Min Kim, upon the amendment and extension of her employment contract.

Ms. Lee received 40,000 stock options, priced at an $8.64 grant price, vesting equally over five years upon her starting as COO. The HRC Committee decided to offer Ms. Lee the number and pricing of stock options that Ms. Lee forfeited when she left the Company during 2008. The Company would likely have granted approximately 40,000 stock options or 13,333 performance units (assuming a three to one ratio for stock options to performance units) to a new EVP and COO starting with the Company. To promote fairness to the Company and Ms. Lee, it was determined that her stock options should be priced at $8.64, rather than $2.81, the price of Company stock on March 16, 2009, Ms. Lee’s first day as COO. Though Ms. Lee was granted the same number of stock options at the same grant price that she forfeited, she was not put in the same position as when she left the Company, because she must wait five years for the options to fully vest, whereas the options forfeited were fully vested.

Ms. Min Kim was granted 18,500 performance units upon the extension and amendment of her employment agreement. Each performance unit represents the right to receive one share of company stock, payable on the vesting date. These performance units were structured to qualify as “long-term restricted stock,” an exception to the ARRA prohibition on incentive compensation. The performance units are scheduled to vest over three years, starting with two-thirds after the second year after the date of grant and the remaining 1/3 the third year after the date of the grant. The Board granted Ms. Kim 18,500 performance units, as opposed to the 90,000 stock options she was granted in 2006, to comply with executive compensation restrictions under ARRA. Under ARRA, a long-term restricted stock grant may not exceed one-third of the covered executive’s annual compensation. In addition, to comply with ARRA, the long-term restricted stock is subject to transfer restrictions that lapse as the TARP obligation is repaid. For every 25% of the TARP obligation that is repaid by the Company, 25% of the long-term restricted stock becomes transferable.

Mr. Lee received 10,000 performance units, vesting equally over five years, upon commencement of employment as CCO. Since Mr. Lee is not subject o the incentive compensation prohibition, it was not necessary to structure the award to qualify as “long-term restricted.” The HRC Committee decided that this was an appropriate grant given Mr. Lee’s background, his position as an EVP and the critical nature of the CCO position.

Stock ownership guidelines for the NEOs have not been implemented by the HRC Committee. The HRC Committee, however, will continue to periodically review best practices and re-evaluate whether stock ownership guidelines are consistent with the compensation philosophy of the Company and with the stockholders’ interests.

Long Term Incentive (Cash) Plan

On February 27, 2008, the Company approved a Long Term Incentive Plan (“LTIP”) for the NEOs, to be effective January 1, 2008. Currently there are three NEOs in the LTIP. The purpose of the LTIPs is to provide a benefit to the NEOs, as they are a select group of management who contribute materially to the continued growth, development and future business success of the Bank. The Plans are meant to encourage and give incentive to the Executives to remain at the Bank for the long term and to provide a vehicle for the NEOs to build a retirement fund beyond the Company’s 401K plan. The stability of our executive management team is seen as a key component to the Company’s future success and growth.

The Company entered into a LTIP agreement with the COO on February 12, 2009 effective on her hire date of March 16, 2009, to be effective when the Company is no longer in the CPP covered period, as discussed above. Terms of her agreement are similar to the CEOs agreement.

The LTIP requires the accomplishment of certain performance criteria, by each NEO, each year in order for full crediting of their potential yearly contribution, as described above. The performance criterion is determined in advance by the board of directors each year. For 2008, the performance criterion was that the Company must meet at least 80% of its return on assets and return on equity targets to be eligible for any contribution to the individual NEO’s LTIP account. The Company did not meet this goal in 2008, and thus no monies were placed into the individual NEO’s LTIP accounts. Due to the executive compensation restrictions imposed by ARRA, the Company chose not to declare new performance criteria for the LTIP in 2009.

The COO and ERM have a five-year cliff vesting of up to 50% of their total potential contribution amounts plus accrued interest in their deferred compensation accounts, with an additional 10% vesting of the total potential contributions plus accrued interest in each of years six through ten. Since the current CEO’s contribution period is shorter, his Plan is governed by a shorter vesting cycle. The current CEO will have three year cliff vesting of up to 50% of the total potential contributions into the deferred compensation account plus accrued interest, with an additional 25% of the total potential contributions plus accrued interest in years four and five.

The LTIP allows for vesting of the contribution portion already placed in an Executive’s deferred compensation account, whether vested or not, upon the occurrence of a double trigger, that is both a change in control and a separation from service for good cause within twelve months.

Deferred Compensation Plans

In 1996, the Bank established a deferred compensation plan that permitted eligible officers and directors to defer a portion of their compensation in order to retain qualified executives and directors . In July 1996, Ms. Min J. Kim and Mr. John H. Park entered into deferred compensation agreements with the Bank. Currently, Ms. Kim was the only NEO and Mr. Park is the only director who has a right to participate in the Bank’s deferred compensation plan. The deferred compensation plan has not been open to officers and directors of the Company since 1996. Mr. Park withdrew $230,000 of his deferred compensation in 2009.

Under the deferred compensation agreement, the total account balance will be paid out upon the earliest of the following events: departure from Company, death, disability, a change in control event, or normal retirement date (defined as 60 years of age). A change in control means the transfer of 51% or more of the Company’s outstanding voting common stock.

As a result of Ms. Kim’s resignation, on January 29, 2010, Ms. Kim was paid $139,433.89, net of withholding taxes.

Perquisites

The Company believes it is important to give reasonable perquisites to its NEOs which assist them in performing their responsibilities within the Company. Please see the footnotes to the Summary Compensation Table for details.

Though base salaries remained unchanged in 2009, a number of perquisites were reduced or eliminated, until Company profitability improves. The Company discontinued 401K matching as of September 1, 2009 for all Company employees. In addition, the car allowance paid to all employees with a Vice President title and above were reduced as of June 29, 2009, with the payments to the CEO reduced 80%, to EVPs reduced 60%, to SVPs reduced 40%, to FVPs reduced 30% and to VPs reduced 20%.

The Company took these steps to reduce non-interest expense, while limiting the effect to the rank and file employees.

Broad-Based Employee Benefit Programs

The NEOs are entitled to participate in the benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation, the Employee Stock Ownership Plan, and the Company contributions to the 401(k) Plan, if any.

Employment Agreements

Ms. Min J. Kim’s employment agreement, effective November 27, 2006 until November 26, 2009, had a three year initial term, and provided for a yearly base salary of $350,000 adjusted at the discretion of the HRC Committee on April 1, 2008, with a target bonus of between 50% to 125% of annual base salary. Her cash bonus was dependent on goal attainment, as set by the Board, with a 75% bonus if she achieved 100% goal attainment. Given the restrictions imposed by ARRA, in that no bonus could be paid in 2009, performance goals were not set for the CEO in 2009, and instead she was to focus on meeting the strategic goals of the Company. In addition, Ms. Kim was entitled, under her employment contract, to an automobile allowance of $1,200 a month (which was voluntarily reduced as part of Company cost cutting), reimbursement for membership in a business club, which she did not take in 2009. Her agreement also provided for a severance payment as noted above (which would not be allowed under ARRA). Pursuant to her 2006 employment agreement, Ms. Kim was granted the option to purchase 90,000 shares of the Company’s common stock. This stock option award is subject to the terms and conditions set forth in the 2000 Plan. The options were to vest in equal amounts over three years, starting one year after the date of the grant.

Ms. Min J. Kim 2006 employment agreement was amended, effective November 27, 2009 (“2009 Agreement”) to include an additional three-year term with a base salary of $350,000. Ms. Kim’s 2009 Agreement did not allow for the payment of a bonus, severance or a change in control payment. Pursuant to her 2009 Agreement, Ms. Kim was granted 18,500 shares of performance units of the Company’s common stock, structured to comply with the long-term restricted stock exception under ARRA. The terms of these performance units were subject to the terms and conditions set forth in the 2007 Plan. The performance units are scheduled to vest over three years, starting with two-thirds after the second year after the date of grant and the remaining 1/3 the third year after the date of the grant.

Ms. Kim resigned from her position as President, CEO and Director, effective January 29, 2010. No severance was paid.

Except as described above, neither the Company nor Nara Bank has entered into any employment agreements with any of their respective NEOs.

Tax Deductibility of Executive Officer Compensation

Internal Revenue Code Section 162(m) precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its four other highest paid executive officers, unless certain specific and detailed criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. The Company plans to comply with the deduction requirements of Section 162(m).

The ARRA reduces the deduction allowable under Section 162(m) to $500,000 for its SEOs as defined in Title VII Section 111(a)(1). The Company has put in place a mechanism to monitor the tax reporting to meet the requirements.

Human Resources and Compensation Committee Report

The following report does not constitute soliciting material and should not be deemed incorporated by reference into any other filings by the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent we may specifically incorporate the information contained in this report by reference thereto.

The members of the Human Resources and Compensation Committee consist of directors Scott Yoon-suk Whang (Chair), Howard N. Gould, Chong-Moon Lee, and John Park. All of the members of the HRC Committee are “independent” as defined by our policy and the listing standards for the NASDAQ Stock Market. Seven meetings of the HRC Committee were held during 2009. The purpose of the HRC Committee is to assist the board of directors in discharging its responsibilities relating to compensation of the Company’s directors and officers; and unless awarded by the full board, to make awards under the incentive-compensation plans and equity based-plans. The HRC Committee has a charter, a copy of which can be found on our website at www.narabank.com.

The HRC Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) included in this proxy statement with management and based on its review and discussions, has recommended to the board of directors that the CD&A be included in the Company’s annual report on Form 10-K and proxy statement.

In addition, the HRC Committee certifies that:

(1)	It has reviewed with the senior risk officer the senior executive officer (SEO) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

(2)	It has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

(3)	It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

This certification above and the narrative below are being provided in accordance with the requirement of the Interim Final Rule of the United States Treasury, TARP Standards for Compensation and Corporate Governance, issued June 15, 2009 (Interim TARP Rules).

The Committee met with Company’s Chief Risk Officer to review the Company’s SEO and Employee Compensation Plans on October 1, 2009 and the Committee continued their discussion on December 2, 2009. The Compensation Committee reviews and approves all SEO plans, award opportunities and performance goals. Further, incentive plans are audited regularly by internal auditors and periodically by the Company’s independent registered public accounting firm.

SEO Compensation Plans

The SEOs for 2009 consisted of the CEO & President Ms. Min Kim, EVP & CFO Mr. Alvin Kang, EVP & Eastern Regional Manager Ms. Kyu Kim, SVP & Controller Ms. Christine Oh, and SVP& IT Manager Ms. Shuman Mona Chui. As described above, all of the SEO Compensation Plans are currently operating or suspended within the constraints of the TARP limits.

At the time of the review, the SEO Compensation Plans consisted of the CEO Employment Agreement (for Ms. Min Kim only), Deferred Compensation Agreement (for Ms. Min Kim only), Bank Owned Life Insurance (for Ms. Min Kim and Ms. Kyu Kim only) Change of Control Agreements (for Ms. Min Kim, Mr. Kang, and Ms. Kyu Kim only; this Agreement was suspended under the TARP Rules), Long Term Incentive Plan (for Ms. Min Kim, Mr. Kang, and Ms. Kyu Kim only), Performance Incentive Plan, Stock Options and Performance Unit Grants (subject to TARP Restrictions).

The Committee determined that all of the SEO Compensation Plans did not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company. Upon complete review of each compensation Plan, the Committee determined that each Plan risk level ranged from minimal to zero risk. For any plan that might have minimal risk, the Committee determined the inherent controls and implementation of the plan ensured appropriate mitigation of the risks.

The Company granted performance units to Ms. Min Kim, Mr. Alvin Kang and Ms. Kyu Kim on November 30, 2007, with a three year cliff vesting. Ms. Oh and Ms. Chui were granted restricted units along with some of the mid-level to senior level employees (which are more fully discussed below under Employee Compensation Plans). For recent performance unit grants, the Committee found that the SEOs must achieve a satisfactory performance evaluation as a vesting requirement which reduced the risk to the Company. Furthermore, the grants were an extremely small portion of the Company’s 2009 total salary and benefit expense and a small percentage of the SEOs base salary and other incentive compensation. Equity awards are a critical part of the Company’s compensation philosophy as they encourage the alignment of senior management’s goals with those of stockholders, with the ultimate goal of increasing overall stockholder value. The risk to the Company is further reduced as the long-term performance unit awards are payable in recognition of achievement of the Company’s goals over a period of three years.

For the Long Term Incentive Plans (“LTIP”), payout for 2008 was tied to the attainment of financial and strategic goals. Compensation is only paid upon realized Company revenue and the payouts represented an extremely small portion of the Bank’s total compensation expense and the employee’s total base salary. The financial goals were weighted 80% on return on equity and return on assets. The Company did not meet the financial goals and therefore no deferral payout was made to any SEO. For 2009, due to the uncertainty of the impending Interim Rule, the Committee did not draft performance criterion for 2009 and therefore no deferral payout was made for the 2009 year. Performance criterion for 2010 has not yet been determined.

The SEOs also participate in the Performance Incentive Plan (“PIP”) as more fully described above. Annual cash incentives under the PIP are payable only when specific predetermined performance goals (made up of financial and strategic goals) are met. However, due to the lack of profitability in the 2009 year, the Company suspended the PIP for 2009. Furthermore, the top 5 most HCEs are subject to the no bonus payment restriction during the TARP period.

Employee Compensation Plans

The Committee also reviewed each of the Employee Compensation Plans, but concentrated on the incentive-based compensation plans for TARP related risk discussion. The Employee Incentive Based Compensation Plans (“Plans”) consist of commissions paid to Business Development Officers according to standards set by the Company, PIP performance based bonuses, grant of performance units, and the SBA Loan Referral Program.

Based upon its review of the Plans, the Committee believes that the features of these incentive compensation plans, along and/or combined with the systems of controls in place, do not encourage unnecessary or excessive risk or such risk has been severely limited and do not encourage the manipulation of reported earnings to enhance the compensation of any employee.

The only plan that posed some minimal risk was commission payments to Business Development Officers because their commissions were based on production volume (0.20% of the Bank’s net loan amount up to $2,000 per loan) and constituted a higher portion of the Officer’s total compensation expense than the other plans. However, controls were placed to limit the loan risk including a clawback of 100% of the commission refunded if the loan is in default or in liquidation within 9 months (the Committee determined on March 24, 2010 to increase it from 6 months to mitigate risk even further) from the date of the final disbursement. In addition, refunds can be deducted from future earnings and 25% of the quarterly commission is reserved to offset any shortage resulting from loan defaults discovered during any quarterly and annual review.

Moreover, for the SBA Loan Referral Program, BDO commissions, and the PIP, the Committee determined the loan default risks to the Company were further minimized by the Company and Bank’s stringent loan risk prevention measures, which include loan policy and lending policies and procedures, various loan committees, and the loan review and risk monitoring system. In addition, due to TARP Rules, the top 5 HCEs and SEOs are restricted from participating in any loan, deposit or other type of referral incentive program.

The Company’s last equity award grant to employees was made in August 2006 and November 2007, where the Company granted restricted units with a three year cliff vesting to mid-level to senior level employees as a retention tool and performance units with three year cliff vesting were granted to the executives. The unnecessary risk to the Company was limited as an extremely small portion of the Company’s total compensation expense and small percentage of the SEOs base salary and other incentive compensation. The risk to the Company is further reduced as the long-term performance unit awards are payable in recognition of achievement of the Company’s goals over a period of time longer than one year, a three year period.

Respectfully submitted by the members of the HRC Committee of the board of directors:

SCOTT YOON-SUK WHANG (Chair)

HOWARD N. GOULD

CHONG-MOON LEE

JOHN PARK

Compensation Committee Interlocks and Insider Participation

The members of our Human Resources and Compensation Committee are Messrs. Whang, Gould, Lee and J. Park. None of the members of the Compensation Committee has ever been an officer or employee of Nara Bancorp or any of its subsidiaries.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table includes information concerning the compensation paid to or earned by our NEOs listed in the table for the three year period ending December 31, 2009, December 31, 2008, and December 31, 2007.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($)(7)	Total ($)
Min J. Kim	2009	350,000	0		184,630	0	0		0	21,121	555,751
President & Chief Executive Officer	2008	343,269	0		0	0	52,500		1,225	26,600	423,594
	2007	319,040	0		40,020	0	207,188		4,851	30,852	601,951

Alvin D. Kang	2009	250,000	0		0	0	0		0	18,445	268,445
Executive Vice President & Chief Financial Officer	2008	244,616	0		0	0	45,000		0	23,437	313,053
	2007	221,154	0		40,020	0	146,625	(9)	0	23,338	284,512

Bonita I. Lee	2009	172,500	45,300	(3)	0	17,416	0		0	8,243	198,159
Executive Vice President & Chief Operating Officer	2008	149,692	0		0	0	0		0	23,000	172,692
	2007	166,289	7,542	(2)	40,020	0	130,000		0	20,164	356,473

Mark Lee	2009	123,846	300	(3)	37,100	0	0		0	4,724	165,670
Executive Vice President & Chief Credit Officer

Kyu S. Kim	2009	160,000	0		0	0	0		0	19,647	179,647
Executive Vice President & Eastern Regional Manager	2008	152,041	0		0	0	50,000		0	24,250	226,291
	2007	124,165	5,435	(2)	26,680	0	100,000		0	20,193	271,038

(1)	Amounts include amounts deferred under our 401(k) Plan. The Company customarily makes a matching contribution equal to 100% of the first 3% of an employee’s bi-weekly paycheck amount and 50% of the next 2% of an employee’s bi-weekly paycheck amount which has been suspended due to lack of profitability, as of September 1, 2009.
(2)	These bonuses are calculated as a percentage of base salary and are determined by the board. After 2007, no NEOs participated in the payment of these bonuses.
(3)	Mr. Mark Lee and Ms. Bonita Lee were not subject to the TARP restrictions for bonuses and each received a $300 year-end bonus. Ms. Bonita Lee also received a signing bonus of $45,000 upon her first day of employment on March 16, 2009.
(4)	Pursuant to new SEC regulations regarding the valuation of equity awards, amounts in “stock awards” and “option awards” columns represent the applicable full grant date fair values of stock awards and stock options in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. To facilitate year-to-year comparisons, the SEC regulations require companies to present recalculated disclosures for each preceding fiscal year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column is recalculated accordingly. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for information regarding assumptions underlying valuation of equity awards.
(5)	Amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year. The amounts shown represent performance-based bonuses as described in the CD&A.
(6)	This column reflects only the above-market earnings on the employee salary deferral plans in which the NEO participate. Above-market earnings represent the difference between market interest rates determined pursuant to SEC rules and the interest paid by the Bank (Prime Rate +0.25%), compounded quarterly, credited by the Bank on salary deferred by the NEO under the deferred compensation plan, as described in the CD&A. Ms. Min J. Kim is the only NEO who participated in the Company’s deferred compensation plan.

(7)	All Other Compensation (total shown above) for 2009. Ms. Min Kim, Mr. Kang, Ms. Lee and Mr. Lee participate in the Company cell phone plan in lieu of receipt of a cell phone allowance.

Name	Auto Allowance & Parking ($)	401(k) Match ($)	Cell Allowance ($)	Split Dollar ($)	Medical In Lieu Payment ($)	BOLI ($)	Total ($)
Min J. Kim	10,975	9,800	346	0	0	0	21,121
Alvin Kang	9,979	6,516	0	0	1,950	0	18,445
Bonita Lee	6,794	1,449	0	0	0	0	8,243
Mark Lee	4,724	0	0	0	0	0	4,724
Kyu Kim	13,219	4,203	1,500	354	0	371	19,647

(9)	Although not required to do so, Mr. Kang voluntarily reduced his bonus by 15% to be consistent with lower bonuses paid to other employees during 2007. Mr. Kang has given up all rights to the additional $25,875.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information about the options or performance units granted during the fiscal year ended December 31, 2009 to each of our NEOs.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Min J. Kim President & Chief Executive Officer	11/27/2009	18,500	0		184,630

Bonita Lee Executive Vice President & Chief Operating Officer	03/16/2009	0	40,000	8.64	17,600

Mark Lee Executive Vice President & Chief Credit Officer	05/01/2009	10,000	0		37,100

(1)	To receive performance units, the NEO must receive satisfactory annual performance reviews.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes information about the value of all unexercised options previously awarded to the NEOs at December 31, 2009. The number of options held at December 31, 2009 includes options granted under the 2000 Plan and 2007 Plan.

Name	Option Awards(1)(2)					Stock Award(5)(6)
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)		Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
	Exercisable	Unexercisable
Min J. Kim	120,000	0	8.64	(3)	05/28/13	3,000	34,020	(5)(6)(7)
President and Chief Executive Officer	90,000	0	19.95	(4)	11/27/16	18,500	209,790	(7)(8)

Alvin D. Kang	64,000	16,000	15.54	(3)	07/29/15	3,000	34,020	(5)(6)(7)
Executive Vice President and Chief Financial Officer

Kyu S. Kim	24,000	0	5.75	(3)	05/29/12	2,000	22,680	(5)(6)(7)
Executive Vice President and Eastern Regional Manager

Bonita Lee	0	40,000	8.64	(3)(10)	03/16/19	0	0
Executive Vice President and Chief Operating Officer

Mark Lee	0	0	0		—	10,000	113,400	(7)(9)
Executive Vice President and Chief Credit Officer

(1)	Terms of outstanding stock options are for a period of ten years from the date the option is granted. Options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death. If an optionee becomes disabled or dies during his service to the Company, said optionee shall have a period not to exceed twelve months following the date of termination to exercise their options.
(2)	Under the terms of the 2000 and 2007 Plans, the exercise price per share for an incentive stock option must be at least equal to the fair market value of the common stock at the date of grant. The exercise price may be paid in cash or stock.
(3)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(4)	Options vest in equal annual installments on each anniversary date over a period of three years commencing on the date of the grant.
(5)	Subject to the limitations described in the 2007 Plan, units covered by the performance units shall vest based on a) the passage of time, three year cliff vesting on November 30, 2010, and b) the attainment of a satisfactory performance evaluation each year. Each performance unit represents a contingent right to receive one share of the Company’s common stock.

(6)	The board of directors granted performance units on November 30, 2007.
(7)	The market value of the performance units was calculated by multiplying the closing market price of the Company’s stock at December 31, 2009, $11.34, by the number of performance units.
(8)	The board of directors granted 18,500 performance units of November 27, 2009, vesting equally over three years.
(9)	The board of directors granted 10,000 performance units on May 1, 2009, vesting equally over five years.
(10)	The board of directors granted 40,000 stock options on March 16, 2009, vesting equally over five years.

The Company has a stock based incentive plan, the 2007 Plan. The 2007 Plan, which was approved by our stockholders on May 31, 2007, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).

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

The Company authorized 1,300,000 shares under the 2007 Plan, 1,192,300 shares were available for future grants as of December 31, 2009.

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

2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

The following table includes information about deferred compensation during the fiscal year ended December 31, 2009 for Ms. Min J. Kim, who was the only NEO who participated in the Company’s deferred compensation plan. Please see the CD&A for a description of the deferred compensation plan for executives.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Min J. Kim Chief Executive Officer	10,000	0	8,109	0	210,163

(1)	The earnings on the employee deferred salary plans are calculated based on the total amount of interest payments made. No above-market interest was paid in 2009.

PAYMENTS UPON TERMINATION OF EMPLOYMENT

In 2009, Min Kim, Alvin D. Kang, Bonita Lee and Mark Lee each had severance arrangements with the Company that provide for additional compensation upon their termination of employment. With respect to Min Kim, Alvin D. Kang and Bonita Lee, the Company was prohibited from making “golden parachute payments” due the executive compensation restrictions imposed by ARRA, which means that no payments may be made for the departure of Ms. Kim, Mr. Kang, or Ms. Lee for any reason or upon a change in control of the Company (with the exception of payments made upon separation of service due to death or disability). Mark Lee was not subject to this restriction in 2009 because he was not a senior executive officer or one of the next five most highly compensated employees based on 2008 compensation. The tables below set forth payments upon termination of employment that each NEO would be entitled if their employment terminated on December 31, 2009 and if a change in control occurred on December 31, 2009 and such employee were terminated on that same date.

MIN J. KIM, CHIEF EXECUTIVE OFFICER
Compensation and Benefits	Death ($)
Insurance Benefits upon Death(1)	1,383,717

TOTAL	1,383,717

(1)	The Company holds a BOLI policy on Ms. Kim which would pay her beneficiaries $1,383,717 if she is still employed at the Company on the date of her death.

MARK LEE, CHIEF CREDIT OFFICER
Compensation and Benefits	Involuntary or for Good Reason After Change-in-Control ($)
Cash severance pay	200,000
Market value of unvested performance units which would vest(1)	113,400

TOTAL	210,000

(1)	The market value of unvested performance units which would accelerate in vesting under a Change in Control is calculated assuming a market value of $11.34 per share (the closing share price at 12/31/2009).

KYU S. KIM, EASTERN REGIONAL MANAGER
Compensation and Benefits	Death ($)
Insurance Benefits upon Death(1)	430,000

TOTAL	430,000

(1)	The Company holds a BOLI policy on Ms. Kim which would pay her beneficiaries $430,000 if she is still employed at the Company on the date of her death.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. The Company’s compensation and benefits programs are designed to fairly pay directors for work required for a company of the size and scope of the Company and the Bank, align the directors’ interests with the long-term interests of stockholders, and provide compensation that is transparent and straightforward for stockholders to understand.

Cash Compensation

Regular members of the Bank and Company boards of directors normally receive a $42,000 annual board membership retainer, paid in monthly installments of $3,500 per month. The Chairmen of the Bank and Company boards, Mr. Ki Suh Park and Mr. Chong-Moon Lee, respectively, each normally receive a $52,000 annual board membership retainer, or $4,333 per month for their periods of service during the year. If the same person acts as Chairman of both Bank and Company they receive only one retainer. Each director normally receives an additional $12,000 in annual committee membership fees paid on a monthly basis for their periods of service during the year. The committee Chairs, other than the Executive Committee Chair, normally receive an additional annual retainer in the following amount: $8,000 for the Chair of the Audit Committee and the Loan & Credit Policy Committee (which is a Bank committee), and $6,000 for all other committees, with an annual committee retainer limit of $12,000 for any one director. Directors who do not receive life insurance coverage or health insurance coverage paid for by the Company and do not participate in the deferred compensation plan, normally receive an annual payment of $12,000 of in-lieu payments. The directors also receive reimbursement for expenses, which include reasonable travel expenses to attend board or committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

In light of the Company’s efforts to reduce compensation costs, the directors elected to forego all compensation for August and December of 2009, reduced overall board fees starting in September 2009, from

$3,500 per month to $3,000 per month for regular board membership and temporarily discontinued all fees associated with committee membership. The board will revisit board compensation in 2010, and determine if and when it is appropriate to reinstitute the historical board compensation structure or make additional modifications.

Stock Options and Performance Units

Directors may be granted equity awards upon their appointment to the board of directors. Periodically, the Company reevaluates board compensation, including the grant of new stock options and performance units. In setting director compensation, the Company considers the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by the board of directors. The Company also considers board compensation practices at similarly situated banks, while keeping in mind the compensation philosophy of the Company and the stockholders’ interests.

Options granted under the 2000 Plan typically vest over a three-year period in equal installments on the grant date anniversary. They are granted with a ten-year term and have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. With the adoption of the 2007 Plan, the 2000 Plan was made inactive and no additional equity may be granted under the 2000 plan.

Options and performance units granted under the 2007 Plan typically vest over a three-year period in equal installments on the grant date anniversary, and are granted with a ten-year term. Options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Performance unit grants will result in the grant of Company common stock upon vesting and achieving specified performance criteria.

On February 27, 2008, the Company granted 6,600 performance units to, Ms. Schwakopf and Mr. Whang. Each director’s performance units will vest equally over three years, and be subject to achieving at least 75% attendance of all board of director and committee meetings required, as well as completion of their respective training schedules each year.

On February 27, 2008, the Company granted 6,000 performance units to each of Mr. Ki Suh Park, Mr. John H. Park and Mr. Paik. None of the directors held any unvested equity, and had not received a grant of equity in more than five years. Each director’s performance units will vest equally over three years, and be subject to achieving at least 75% attendance of all board of director and committee meetings required, as well as completion of their respective training schedules each year.

2009 DIRECTOR COMPENSATION TABLE

The following table summarizes the compensation of our non-employee directors during 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($))(5)(6)(7)	Total ($)
Howard N. Gould	46,000	0	0	0	10,000	56,000

Chong-Moon Lee Chairman for portion of year	36,664	0	0	0	11,914	48,578

Jesun Paik	48,830	0	0	0	10,000	58,830

John H. Park	43,000	0	0	0	13,122	56,122

Ki Suh Park	49,830	0	0	0	10,000	59,830
Chairman for portion of year

Terry Schwakopf	46,334	0	0	0	10,000	56,334

James P. Staes	47,164	0	0	0	10,000	57,164

Scott Yoon-suk Whang	45,500	0	0	0	10,000	55,500

(1)	Amounts shown include payment of annual board membership retainer fees for the Company and Bank board meetings, committee membership fees, and chairmanship annual retainers.
(2)	No stock awards were granted in 2009. Pursuant to new SEC regulations regarding the valuation of equity awards, the “stock awards” column represents the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for information regarding assumptions underlying valuation of equity awards. On February 27, 2009, the following directors received stock in exchange for vested performance units: Mr. Paik 2,000, Mr. John H. Park 2,000, Mr. Ki Suh Park 2,000, Ms. Schwakopf 2,200, and Mr. Whang 2,200.
(3)	No option awards were granted in 2009. Pursuant to new SEC regulations regarding the valuation of equity awards, the “option awards” column represents the applicable full grant date fair values of the stock options in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for information regarding assumptions underlying valuation of equity awards. As of December 31, 2009, each director had the following number of options outstanding: Mr. Gould 140,000, Mr. Lee 0, Mr. Paik 100,000, Mr. John H. Park 0, Mr. Ki Suh Park 0, Ms. Schwakopf 0, Mr. Staes 60,000, and Mr. Whang 0. The market price of the Company’s common stock options at December 31, 2009 was $11.34, which is less than the exercise price for vested but unexercised options held by Mr. Gould and Mr. Staes.
(4)	Currently, the Company does not offer pension benefits for its directors. Therefore, this column generally reflects only the above-market earnings on director compensation deferral plans in which the director participates. Above-market earnings represent the difference between market interest rates determined pursuant to SEC rules and the interest rate paid by the Bank (the Prime Rate plus 0.25%, compounded quarterly) credited by the company on compensation deferred by the director under the deferred compensation plan. However, this year there were no above-market earnings on director compensation deferral plans in which a director participates. Mr. John H. Park is the only director entitled to participate in the Bank’s deferred compensation plan.

(5)	Amounts include $10,000 paid to Mr. Gould, Mr. Paik, Mr. Ki Suh Park, Ms. Schwakopf, Mr. Staes and Mr. Whang, for payments received in lieu of life insurance coverage, payments for health insurance coverage, and deferred compensation.
(6)	Amount includes $1,208 of imputed value of split dollar life insurance agreement for Mr. John H. Park, who is the only director, entitled to receive life insurance coverage.
(7)	Mr. Lee and Mr. John H. Park are the only current directors entitled to receive health insurance (medical/dental) coverage. Amounts include payments received for health insurance premiums:
•	$11,914 for Mr. Lee
•	$11,914 for Mr. John H. Park

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Who are the Largest Owners of Our Common Stock?

The following table shows the beneficial ownership of our common stock as of April 15, 2010, by each stockholder whom we know (based on information made available to us) owns more than 5% of our common stock. “Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you beneficially own our common stock not only if you hold it directly, but also indirectly, if you, through a relationship, contract or understanding, have, or share, the power to vote the stock, to sell the stock or have the right to acquire the stock, within 60 days of the record date.

Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
Pzena Investment Management, LLC 120 West 45th Street, 20th Floor, New York, NY 10036	2,746,493	7.26%

Wellington Management Company LLP 75 State Street, Boston, MA 02109	2,401,751	6.35%

BlackRock Inc. 55 East 52nd Street, New York, NY 10055	2,389,302	6.32%

Chong-Moon Lee 3731 Wilshire Blvd., Suite 1000, Los Angeles, CA 90010	2,348,622	6.21%

(1)	We have relied on the last public filings on Schedules 13D, 13F or 13G of each of the following stockholders, in determining how many shares such stockholder owns. If the beneficial owner is a current director or executive officer, we have relied on their most recent SEC Form 4 filings.

Who are the Named Executive Officers?

The Named Executive Officers are (i) our Chief Executive Officer during 2009 (ii) our Chief Financial Officer during 2009; and (iii) each of the other three most highly compensated executive officers employed by us as of December 31, 2009 whose total compensation was in excess of $100,000 for their services rendered in all capacities to us, and who are collectively referred to in this proxy statement as the Named Executive Officers (the “NEOs”).

How Much Stock do our Directors, Nominees for Directors and Executive Officers Own?

The following table shows the beneficial ownership, as defined above, of our common stock as of April 15, 2010 held by (i) each of our directors and each of our nominees, (ii) our Executive Officers, and (iii) all directors, nominees and Executive Officers as a group.

Name of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of class(13)
Directors and Nominees
Howard N. Gould	141,333	(2)	*
Chong-Moon Lee	2,348,622	(3)	6.21%
Jesun Paik	109,033	(4)	*
John H. Park	347,644	(5)	*
Ki Suh Park	106,120	(6)	*
Terry Schwakopf	5,733		*
Scott Yoon-suk Whang	22,733	(7)	*

Executive Officers
Min J. Kim	283,307	(8)	*
Alvin D. Kang	77,672	(9)	*
Bonita I. Lee	30,734		*
Mark Lee	2,000		*
Kyu S. Kim	24,667	(10)	*
Christine Oh	41,050	(11)
All Directors, Nominees and NEOs as a Group (13 Individuals)	3,538,648	(12)	9.35%

*	Indicates holdings of less than 1%.
(1)	Except as otherwise noted and except as required by applicable community property laws, each person has sole voting and disposition powers with respect to the shares.
(2)	Includes 140,000 stock options vested but not yet exercised under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”).
(3)	Includes 433,408 shares owned together with spouse and 172,911 owned by a trust.
(4)	Includes 100,000 stock options vested but not exercised under the 2000 Plan.
(5)	Includes 2,000 shares owned by BB Imex Corp. 243,800 shares are pledged.
(6)	Includes 102,120 shares owned by family trust.
(7)	Includes 13,333 shares owned by revocable trust.
(8)	Includes 180,000 stock options vested but not yet exercised under the 2000 Plan, which will expire on April 29, 2010.
(9)	Includes 64,000 stock options vested but not yet exercised under the 2000 Plan.
(10)	Includes 24,000 stock options vested but not yet exercised under the 2000 Plan.
(11)	Includes 40,000 stock options vested but not yet exercised under the 2000 Plan.
(12)	Includes stock options vested but not yet exercised under the 2000 Plan.
(13)	The percentages are based on 37,835,407shares outstanding on April 15, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth the number of securities authorized for issuance under our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	1,033,250	$11.80	1,192,300
Equity compensation plans not approved by security holders	—	$—

Total	1,033,250	$11.80	1,192,300

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approving Related Party Transactions

We conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be reviewed by the Nomination and Governance Committee and ultimately reviewed and approved by the Company’s board of directors. As required under its charter, the Nomination and Governance Committee is responsible for reviewing each director’s independence (according to NASDAQ and SEC standards) and for making recommendations to the full board based on its findings. The Nomination and Governance Committee has determined that each of the directors, is independent in accordance with such standards. The Nomination and Governance Committee charter can be found on our website at www.narabank.com.

Our Code of Ethics and Business Conduct for employees requires employees who may have a potential or apparent conflict of interest to notify their supervisor or the Ethics Officer. Our Directors Code of Ethics and Business Conduct requires directors to notify the chair of the Nomination and Governance Committee. A potential conflict is considered to exist whenever an individual has an outside interest—direct or indirect—which conflicts with the individual’s duty to the Company or adversely affects the individual’s judgment in the discharge of his or her responsibilities at the Company. Prior to consideration of a related party transaction, our board of directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction. The board then determines whether the terms and conditions of the transaction are more or less favorable to the Company than those offered by unrelated third parties. Once the board determines that the terms and conditions are substantially similar to those offered by unrelated parties, the transaction may be permitted if it is approved by a majority of the independent directors entitled to vote on the matter with the interested director abstaining.

All of the transactions reported below were approved by our board of directors in accordance with these policies and procedures, and we believe that the terms of these transactions were not less favorable to us as those we could have obtained from unrelated third parties. The employee and director Code of Ethics and Business Conduct can be found on our website at www.narabank.com.

To identify related party transactions, each year we require our directors and NEOs to complete director and officer questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest. In addition, director independence is discussed on a regular basis at the Nomination and Governance Committee, and the Bank tracks all deposit accounts on a daily basis and loan accounts on a quarterly basis. Directors and NEOs are expected to notify the Legal Department of any updates to the information supplied in the questionnaire occurring after the date of its completion.

There are no existing or proposed material transactions between the Company or Nara Bank and any of our officers, directors, nominees or principal stockholders or the immediate family or associates of the foregoing persons, except as indicated below.

Transactions Considered

Some of the directors and officers of the Company and/or the Bank and the immediate families and the business organizations with which they are associated, are customers of, and have had banking transactions with, Nara Bank in the ordinary course of our business and we expect to have banking transactions with such persons in the future. All loans made to such persons have been made in the ordinary course of business; on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and do not involve more than a normal risk of collectability or present other unfavorable features.

In October 2007, the Bank and the Company retained DLA Piper, LLP (“DLA”) an international law firm with more than 3700 attorneys in 28 countries to represent its interests in two threatened litigations. The Nomination and Governance Committee discussed the merits of retaining DLA Piper at length, without Mr. Ki Suh Park participating in the discussion, and it was determined that their extensive experience in the type of litigation in question made them the best firm for the Company to engage, notwithstanding Mr. Park’s relationship. At the time of the engagement, Ki Suh Park’s daughter-in-law was a non-equity partner, focusing on real estate matters in a different office of DLA. During the engagement, in 2008, Mr. Park’s daughter-in-law became an equity partner at DLA. The Company was billed $221,295 in 2008, and $287,142 during 2009. The Company will continue to use the services of DLA in 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2009 and 2008. Crowe Horwath’s audit fees include the fees for the audit of the 2009 and 2008 consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for 2009 and 2008.

	2008	2009
Audit Fees	$446,000	$388,000
Audit Related Fees	$3,802	$73,650
Tax Fees	$51,960	$0
All Other Fees	$9,622	$29,646

Audit Related Fees. Crowe Horwath’s audit related fees for 2009 were for comfort letter procedures for the stock offering and providing their consent to include the Auditor’s opinion in a registration statement filed on Form S-3. The audit related fees for 2008 were for consultations regarding derivatives.

Tax Fees. No tax fees were incurred in 2009. Crowe Horwath’s tax fees for 2008 were for preparation of the Company’s 2007 federal and state income tax returns and consultation regarding various tax issues.

All Other Fees. All other fees include the aggregate fees billed for services rendered by Crowe Horwath, other than those services covered above and for 2009 and 2008 included providing software licenses for the Accounting Research Manager database and providing data base management software to facilitate communications related to the external audit. The Audit Committee considered whether the provision of non-audit services is compatible with maintaining the independence of Crowe Horwath. The Audit Committee has determined that the rendering of the services other than audit services by Crowe Horwath is compatible with maintaining the principal accountant’s independence.

POLICY REGARDING THE APPROVAL OF AUDIT AND NON-AUDIT SERVICES PROVIDED BY THE INDEPENDENT AUDITOR

Purpose and Applicability

The Audit Committee of the board of directors of Nara Bancorp, Inc. (the “Company”) is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor of the Company. As part of this responsibility, the Audit Committee is required to approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from the Company. The Sarbanes-Oxley Act of 2002 (the “Act”) and the rules and regulations adopted by the Securities and Exchange Commission (“SEC”) thereunder contain detailed requirements specifying the types of non-audit services that an independent auditor may not provide to its audit client and the Audit Committee’s administration of the engagement of the independent auditor. Accordingly, the Audit Committee has adopted this “Policy Regarding the Approval of Audit and Non-audit Services Provided by the Independent Auditor” (the “Policy”).

Policy Statement

It is the policy of the Company that all services provided by the Company’s independent auditor, both audit and non-audit in nature must be approved in advance by the Audit Committee. Although the Act permits de minimis exceptions and allows for the pre-approval of certain categories of audit and non-audit services, our policy is that all services provided by the independent auditor, both audit and non-audit in nature, must be specifically approved in advance by the Audit Committee. The Audit Committee may delegate to the Chair of the Audit Committee, who is independent as defined under applicable NASDAQ rules, the authority to grant approval of permitted services to be provided by the independent auditor up to $25,000. The decision of the Chair to approve a permitted service shall be reported to the Audit Committee at each of its regularly scheduled meetings.

All fees paid to the Company’s independent auditor will be disclosed in the Company’s annual proxy statement in accordance with applicable SEC rules. Subject to SEC rules, the annual proxy statement should include disclosure of the amount of “Audit Related Fees” and other fees required to be disclosed by the rules.

Prohibited Services—Under no circumstances may the Company engage the independent auditors to provide the non-audit services described below to the Company:

1. Bookkeeping or Other Services Related to the Company’s Accounting Records or Financial Statements. The independent auditor cannot maintain or prepare the Company’s accounting records or prepare the Company’s financial statements that are either filed with the SEC or form the basis of financial statements filed with the SEC.

2. Appraisal or Valuation Services or Fairness Opinions. The independent auditor cannot provide appraisal or valuation services when it is reasonably likely that the results of any valuation or appraisal would be material to the Company’s financial statements, or where the independent auditor would audit the results.

3. Actuarial Services. The independent auditor cannot provide insurance actuarial-oriented advisory services unless the Company uses its own actuaries or third party actuaries to provide management with the primary actuarial capabilities, and management accepts responsibility for the actuarial methods and assumptions.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) List of Exhibits

Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000), SEC file number 333-50126

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003), SEC file number 333-102974

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14 A, Appendix C, filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K Exhibit 3.1, filed with the SEC on December 28, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre-Effective Amendment No.1 to the Registration Statement on Form S-4, Exhibit 4.1, filed with the SEC on December 5, 2000), SEC file number 333-50126

4.2	Amended and Restated Declaration of Trust dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.5, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.3	Indenture dated March 28, 2001 between the Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, filed for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement dated March 28, 2001 of the Nara Bancorp (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 4.7, filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement dated March 28, 2001 between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated by reference to the Annual Report on Form 10-K, Exhibit 4.8, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008)

4.7	Junior Subordinated Indenture dated June 5, 2003 between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.8	Guarantee Agreement dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008)

4.9	Amended and Restated Declaration of Trust dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008)

4.10	Indenture dated December 17, 2003 between Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.11	Guarantee Agreement dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008)

4.12	Amended and Restated Declaration of Trust dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008)

4.13	Indenture dated December 22, 2003 between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.14	Guarantee Agreement dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008)

4.15	Amended and Restated Declaration of Trust dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 22, 2007)

4.16	Indenture dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.17	Guarantee Agreement dated March 22, 2007 by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007)

4.18	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on November 28, 2008)

4.19	Form of Nara Bancorp, Inc. Series A Preferred Stock Certificate (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on November 28, 2008)

4.20	Warrant to Purchase Common Stock of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on November 28, 2008)

10.1	Amended and restated Nara Bancorp, Inc. 2007 Equity Incentive Plan incorporated herein by reference to the Current Report on the Form 8-K filed with the SEC on July 26, 2007

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 Exhibit 99.2 filed with the SEC on April 9, 2001), SEC file number 333-58508

10.3	Nara Bank Deferred Compensation Plan (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001 filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Min Kim,) (incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on December 6, 2007)

10.7	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Howard Gould, Chong-Moon Lee, Jesun Paik, and James Staes and named executive officers Alvin D. Kang, Kyu Kim, Min Kim, and Christine Oh) (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006 filed with the SEC on March 15, 2007)

10.8	Form of Change in Control Agreement (entered into by named executive officer Alvin D. Kang, Bonita I. Lee, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on August 6, 2008)

10.9	Form of Nara Bank Long Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, Min Kim, and Bonita I. Lee) (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008 filed with the SEC on March 3, 2009)

10.10	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, Jesun Paik, Terry Schwakopf, and Scott Whang and named executive officers Min J. Kim and Bonita I. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007)

10.11	Employment Agreement among Nara Bancorp, Inc., Nara Bank and Min Kim, dated October 5, 2009 and effective November 27, 2009*

10.12	Letter Agreement, between the Nara Bancorp, Inc. and the United States Treasury, dated November 21, 2008, including the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant referred to therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on December 17, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Discount Accretion*

14.1	Director Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2008 filed with the SEC on March 4, 2009)

14.2	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 14.2, for the year ended December 31, 2008 filed with the SEC on March 4, 2009)

21.1	List of Subsidiaries*

23.1	Consent of Crowe Horwath LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002**

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002**

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

99.1	Certification of Chief Executive Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

99.2	Certification of Chief Financial Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

*	Previously filed on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010.
**	Filed herewith

Except as noted above, Form 8-K, Form 10-K and proxy statements filed by the Company and identified in the Exhibit Index have SEC file number 000-50245.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

By:	/S/ ALVIN D. KANG
Alvin D. Kang
President and Chief Executive Officer

By:	/S/ CHRISTINE OH
Christine Oh
Senior Vice President,
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

April 29, 2010