Form 10-Q
period 2010-03-31
NARA BANCORP INC
filed 2010-05-10
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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

As of April 30, 2010 there were 37,955,407 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. Risks and uncertainties include deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with the current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) March 31, 2010	December 31, 2009
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,888	$23,739
Interest-bearing deposit at Federal Reserve Bank	236,142	81,853
Federal funds sold	20,000	20,000

Total cash and cash equivalents	280,030	125,592

Securities available for sale, at fair value	498,801	782,690
Loans held for sale, at the lower of cost or fair value	28,679	4,756
Loans receivable, net of allowance for loan losses (March 31, 2010 - $63,995; December 31, 2009 - $59,424)	2,098,269	2,162,009
Other real estate owned	5,856	2,044
Federal Reserve Bank stock, at cost	4,399	4,399
Federal Home Loan Bank (FHLB) stock, at cost	19,935	19,935
Premises and equipment, net	10,950	10,865
Accrued interest receivable	9,723	11,261
Deferred tax assets, net	31,639	28,875
Customers’ liabilities on acceptances	11,243	10,488
Bank owned life insurance	23,645	23,571
Goodwill	2,509	2,509
Other intangible assets, net	915	1,042
Other assets	52,427	37,921

Total assets	$3,079,020	$3,227,957

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) March 31, 2010	December 31, 2009
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$360,801	$330,489
Interest bearing:
Money market and NOW accounts	547,468	524,188
Savings deposits	136,821	136,804
Time deposits of $100,000 or more	714,952	932,699
Other time deposits	521,750	510,010

Total deposits	2,281,792	2,434,190

Federal Home Loan Bank borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Secured borrowings	4,050	—
Accrued interest payable	10,070	12,674
Acceptances outstanding	11,243	10,488
Other liabilities	18,776	13,362

Total liabilities	2,715,199	2,859,982

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate
Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at March 31, 2010 and December 31, 2009	67,000	67,000
Preferred stock discount	(3,503)	(3,737)
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 37,835,407 and 37,824,007 shares at March 31, 2010 and December 31, 2009, respectively	38	38
Capital surplus	169,848	169,806
Retained earnings	128,288	131,891
Accumulated other comprehensive income, net	2,150	2,977

Total stockholders’ equity	363,821	367,975

Total liabilities and stockholders’ equity	$3,079,020	$3,227,957

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$33,348	$31,672
Interest on securities	5,088	4,320
Interest on federal funds sold and other investments	225	49

Total interest income	38,661	36,041

INTEREST EXPENSE:
Interest on deposits	9,947	11,825
Interest on subordinated debetures	454	558
Interest on other borrowings	3,017	3,237

Total interest expense	13,418	15,620

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	25,243	20,421
PROVISION FOR LOAN LOSSES	25,407	15,670

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(164)	4,751

NON-INTEREST INCOME:
Service fees on deposit accounts	1,619	1,769
International service fees	539	420
Loan servicing fees, net	457	475
Wire transfer fees	293	352
Other income and fees	353	378
Net gains on sales of SBA loans	43	63
Net gains on sales of other loans	—	387
Net gains on sales of securities available for sale	6,296	785
Net valuation losses on interest rate swaps	(231)	(116)
Net gains (losses) on sales of OREO	15	(130)

Total non-interest income	9,384	4,383

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,593	6,443
Occupancy	2,427	2,426
Furniture and equipment	778	695
Advertising and marketing	459	457
Data processing and communications	933	901
Professional fees	702	678
FDIC assessment	1,367	750
Credit related expenses	563	1,488
Other	1,362	1,410

Total non-interest expense	14,184	15,248

LOSS BEFORE INCOME TAX BENEFIT	(4,964)	(6,114)
INCOME TAX BENEFIT	(2,432)	(2,934)

NET LOSS	$(2,532)	$(3,180)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,071)	$(1,068)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,603)	$(4,248)

LOSS PER COMMON SHARE
Basic	$(0.10)	$(0.16)
Diluted	$(0.10)	$(0.16)

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

		Preferred	Common Stock				Accumulated Other Comprehensive
	Preferred Stock	Stock Discount	Shares	Amount	Capital Surplus	Retained Earnings	Income (loss), net	Comprehensive Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$86,843	$141,890	$(1,142)
Issuance of additional stocks pursuant to stock plans			10,400
Tax effects of stock plans					14
Stock-based compensation					578
Cash dividends accrued (5%)						(837)
Accretion on preferred stock discount		230				(230)
Comprehensive income:
Net loss						(3,180)		$(3,180)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							3,172	3,172
Change in unrealized gain (loss) on interest-only strips, net of tax							6	6
Change in unrealized gain (loss) on interest rate swaps, net of tax							(21)	(21)

Total comprehensive loss								$(23)

BALANCE, MARCH 31, 2009	$67,000	$(4,434)	26,256,960	$26	$87,435	$137,643	$2,015

		Preferred	Common Stock				Accumulated Other Comprehensive
	Preferred Stock	Stock Discount	Shares	Amount	Capital Surplus	Retained Earnings	Income (Loss), net	Comprehensive Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			11,400		11
Tax effects of stock plan					(17)
Stock-based compensation					48
Cash dividends accrued (5%)						(837)
Accretion of preferred stock discount		234				(234)
Comprehensive income:
Net loss						(2,532)		$(2,532)
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax							(822)	(822)
Change in unrealized gain on interest-only strips, net of tax							2	2
Change in unrealized gain (loss) on interest rate swaps, net of tax							(7)	(7)

Total comprehensive income								$(3,359)

BALANCE, MARCH 31, 2010	$67,000	$(3,503)	37,835,407	$38	$169,848	$128,288	$2,150

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,532)	$(3,180)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, net of discount accretion	3,439	763
Stock-based compensation expense	48	578
Provision for loan losses	25,407	15,670
Valuation adjustment of OREO	157	503
Proceeds from sales of loans	4,102	3,500
Originations of loans held for sale	(2,207)	(404)
Deferred gain on transfer of assets	(325)	—
Net gains on sales of SBA and other loans	(43)	(450)
Net change in bank owned life insurance	(74)	(53)
Net gains on sales of securities available for sale	(6,296)	(784)
Net (gains) losses on sales of OREO	(15)	130
Net valuation losses on interest rate swaps	231	116
Change in accrued interest receivable	1,538	(108)
Change in deferred income taxes	(2,182)	2,067
Change in prepaid FDIC insurance	(50)	—
Change in other assets	1,087	(5,511)
Change in accrued interest payable	(2,604)	724
Change in other liabilities	5,172	(343)

Net cash provided by operating activities	24,853	13,218

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	8,263	(5,010)
Proceeds from sales of securities available for sale	208,141	43,712
Proceeds from sales of OREO	666	364
Purchase of premises and equipment	(773)	(447)
Purchase of securities available for sale	—	(90,590)
Proceeds from matured or called securities available for sale	62,479	26,181

Net cash provided by / used in investing activities	278,776	(25,790)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2010 and 2009

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	(152,398)	159,709
Net change in secured borrowings	4,050	—
Payment of cash dividends	(837)	(1,503)
Proceeds from FHLB borrowings	10,000	—
Repayment of FHLB borrowings	(10,000)	—
Issuance of additional stocks pursuant to various stock plans	11
Tax effects on issuance of shares from stock plan	(17)	14

Net cash used in / provided by financing activities	(149,191)	158,220

NET CHANGE IN CASH AND CASH EQUIVALENTS	154,438	145,648

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,592	49,057

CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,030	$194,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,022	$14,896
Income taxes paid	$714	$75

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$4,620	$2,850
Transfer from loan receivables to loans held for sale	$25,450	$3,790
Investment securities purchases pending future settlement	$—	$18,281
Investment securities paydowns pending future settlement	$15,540	$—

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at March 31, 2010 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.

3. Recent Accounting Pronouncements

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Upon adoption of this guidance January 1, 2010, the Company was required to defer the recognition of gains on sale of SBA loans until the end of the 90 day recourse period and also to account for the sold portion of such loans as a secured borrowing on the balance sheet for this same timeframe. Accordingly, $325 thousand and $4.1 million of deferred gains and secured borrowings were recorded within liabilities, respectively, in the consolidated balance sheet at March 31, 2010.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this guidance on January 1, 2010 did not have a material impact on the Company’s financial statements.

4. Stock-Based Compensation

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

The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of Plan participants with those of the Company’s stockholders. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2007 Plan.

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

The 2007 Plan reserves 1,300,000 shares for issuance. 1,213,800 shares were available for future grants as of March 31, 2010.

The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The stock option plan adopted in 2000, under which options and restricted units were previously granted to employees, officers, and directors of the Company is no longer active and no additional equity may be granted under the plan. Options under the 2000 Plan were granted with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Some restricted units were awarded under 2000 plan to participants at the fair market value of the Company’s common stock on the date of award and all units granted under this plan were fully vested on the third anniversary of the grant. Compensation expense for the awards was recorded over the vesting period.

For the three months ended March 31, 2010, no stock options were granted. The fair value of each option granted for the three months ended March 31, 2009 is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility is based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	1,033,250	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding - March 31, 2010	1,033,250	$11.80	3.04	$564,000

Options exercisable - March 31, 2010	971,250	$11.80	2.77	$560,000
Unvested options expected to vest after March 31, 2010	48,397	$11.86	7.24	$3,000

The following is a summary of restricted and performance unit activity under the Plan for the three months ended March 31, 2010:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2010	58,300	$10.23
Granted	—	—
Vested	(11,400)	12.60
Forfeited	(21,500)	10.45

Outstanding - March 31, 2010	25,400	$8.99	8.33

The total fair value of performance units vested for the three months ending March 31, 2010 and 2009 was $101 thousand and $28 thousand, respectively.

The amount charged against income, before income tax benefit (provision) of ($16 thousand) and $238 thousand, in relation to the stock-based payment arrangements was $48 thousand and $578 thousand for the three months ending March 31, 2010 and 2009, respectively. At March 31, 2010, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $217 thousand, and is expected to be recognized over a remaining weighted average vesting period of 1.1 years.

The estimated annual stock-based compensation as of March 31, 2010 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2010	$168
For the year ended December 31:
2011	28
2012	9
2013	9
Thereafter	3

Total	$217

5. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2010 and 2009, stock options and restricted shares awards for approximately 1,059,000 shares and 1,150,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266 and 1,042,531 shares of common stock were also antidilutive for the three months ended March 31, 2010 and 2009, respectively.

The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
	2010			2009
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net loss as reported	$(2,532)			$(3,180)
Less: preferred stock dividends and accretion of preferred stock discount	(1,071)			(1,068)

Basic EPS - common stock	$(3,603)	37,828,587	$(0.10)	$(4,248)	26,250,258	$(0.16)

Effect of Dilutive Securities:
Stock Options		—			—

Diluted EPS - common stock	$(3,603)	37,828,587	$(0.10)	$(4,248)	26,250,258	$(0.16)

6. Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$78,082	$690	$(21)	$78,751
GSE collateralized mortgage obligations	142,409	1,377	(550)	143,236
GSE mortgage-backed securities	259,777	2,842	(339)	262,280
Corporate note	4,462	—	(773)	3,689
Municipal bonds	5,258	86	(8)	5,336

Total debt securities	489,988	4,995	(1,691)	493,292
Mutual funds	5,462	47	—	5,509

	$495,450	$5,042	$(1,691)	$498,801

	At December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$85,343	$354	$(468)	$85,229
GSE collateralized mortgage obligations	191,711	1,273	(1,949)	191,035
GSE mortgage-backed securities	485,705	7,333	(824)	492,214
Corporate note	4,458	—	(1,034)	3,424
Municipal bonds	5,259	78	(12)	5,325

Total debt securities	772,476	9,038	(4,287)	777,227
Mutual funds	5,462	1	—	5,463

	$777,938	$9,039	$(4,287)	$782,690

*	As of March 31, 2010 and December 31, 2009, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB and are all residential based investments.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended March 31,
	2010	2009
	(In thousands)
Proceeds	$208,141	$43,712
Gross gains	6,295	784
Gross losses	—	—

The proceeds from calls of securities were $7.0 million and $0 for the three months ended March 31, 2010 and 2009 with gross gains of $1 thousand and $0, respectively.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	16,353	16,434
Due after ten years	71,449	71,342
GSE collaterized mortgage obligations	142,409	143,236
GSE mortgage-backed securities	259,777	262,280
Mutual funds	5,462	5,509

	$495,450	$498,801

Securities with carrying values of approximately $284.0 million and $243.2 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At March 31, 2010	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE bonds	2	$6,192	$(21)	0	$—	$—	2	$6,192	$(21)
GSE collaterized mortgage obligations	2	24,645	$(74)	3	21,303	$(476)	5	45,948	$(550)
GSE mortgage-backed securities	12	59,313	(338)	1	58	(1)	13	59,371	(339)
Corporate note	—	—	—	1	3,689	(773)	1	3,689	(773)
Municipal bonds	4	1,509	(8)	—	—	—	4	1,509	(8)

	20	$91,659	$(441)	5	$25,050	$(1,250)	25	$116,709	$(1,691)

At December 31, 2009:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	12	$45,067	$(468)	—	$—	$—	12	$45,067	$(468)
GSE collaterized mortgage obligations	8	79,518	(1,251)	5	28,494	(698)	13	108,012	(1,949)
GSE mortgage-backed securities	22	104,900	(823)	1	59	(1)	23	104,959	(824)
Corporate note	—	—	—	1	3,424	(1,034)	1	3,424	(1,034)
Municipal bonds	4	1,506	(12)	—	—	—	4	1,506	(12)

	46	$230,991	$(2,554)	7	$31,977	$(1,733)	53	$262,968	$(4,287)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The corporate note at March 31, 2010 and December 31, 2009 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $773 thousand at March 31, 2010. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at March 31, 2010 and December 31, 2009 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at March 31, 2010.

Except as noted above, we consider the losses on our investments in an unrealized loss position at March 31, 2010 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

7. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2010	December 31, 2009
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$4,746	$4,801
Commercial & industrial	1,556,756	1,595,219
Construction	56,465	54,084

Total real estate loans	1,617,967	1,654,104
Commercial business	462,947	487,736
Trade finance	52,028	51,411
Consumer and other	16,766	18,035

Total loans outstanding	2,149,708	2,211,286
Less: deferred loan fees	(2,215)	(2,343)

Gross loans receivable	2,147,493	2,208,943
Less: allowance for loan losses	(63,995)	(59,424)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,083,498	2,149,519
Guaranteed portion of delinquent SBA loans	14,771	12,490

Loans receivable, net	$2,098,269	$2,162,009

Activity in the allowance for loan losses is as follows for the periods indicated:

	Three months ended March 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$59,424	$43,419
Provision for loan losses	25,407	15,670
Loan charge-offs	(21,057)	(8,668)
Loan recoveries	221	83

Balance, end of period	$63,995	$50,504

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

Individually impaired loans were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$53,600	$37,941
Impaired loans with allocated allowance for loan losses	92,948	82,599

Total	$146,548	$120,540

Amount of the allowance for loan losses allocated	$26,126	$19,803

	Three Months Ended
	March 10, 2010	March 31, 2009
	(In thousands)
Average of individually impaired loans during the period	$133,544	$66,586
Interest income recognized during impairment	1,516	850
Cash-basis interest income recognized	1,516	724

Non accrual loans and loans past due 90 days still on accrual were as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
Loans past due over 90 days still on accrual	$457	$—
Nonaccrual loans	62,775	51,674

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters, and that loss experience is applied to the stratified portfolio at each quarter end. In the current environment, the loss experience of the most recent four quarters is given more weight in determination of the loss experience factor to be applied to the non-impaired loan portfolio. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools.

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $12.1 million at March 31, 2010, compared to $11.3 million at December 31, 2009.

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

The qualitative loan loss allowance on the non-impaired loan portfolio was $25.7 million at March 31, 2010 compared to $28.4 million at December 31, 2009. The following table presents the allocation of the specific and general components of the allowance by significant loan types:

	March 31, 2010				December 31, 2009
	(Dollars in thousands)
	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total
Impaired loans	$108,187	$32,253	$6,108	$146,548	$94,600	$23,598	$2,342	$120,540
Specific allowance	$(13,702)	$(11,830)	$(594)	$(26,126)	$(10,852)	$(8,676)	$(275)	$(19,803)
Loss coverage ratio	12.67%	36.68%	9.72%	17.83%	11.47%	36.77%	11.74%	16.43%
Non-impaired loans	$1,448,569	$430,694	$121,682	$2,000,945	$1,500,619	$464,138	$123,646	$2,088,403
General allowance	$(30,380)	$(5,490)	$(1,999)	$(37,869)	$(30,193)	$(6,979)	$(2,449)	$(39,621)
Loss coverage ratio	2.10%	1.27%	1.64%	1.89%	2.01%	1.50%	1.98%	1.90%
Total loans*	$1,556,756	$462,947	$127,790	$2,147,493	$1,595,219	$487,736	$125,988	$2,208,943
Total allowance for loan losses	$(44,082)	$(17,320)	$(2,593)	$(63,995)	$(41,045)	$(15,655)	$(2,724)	$(59,424)
Loss coverage ratio	2.83%	3.74%	2.03%	2.98%	2.57%	3.21%	2.16%	2.69%

*	Excludes the guaranteed portion of delinquent SBA loans.
**	Includes residential real estate, construction, trade finance and consumer loans.

Under certain circumstances, we will provide borrowers relief through a loan modification. These modifications are either temporary in nature (temporary modifications), or are more substantive troubled debt restructurings. At March 31, 2010 total modified loans were $139.1 million, compared to $108.4 million at December 31, 2009. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to substandard or special mention. At March 31, 2010 total temporary modifications outstanding were $49.0 million compared to $26.3 million at December 31, 2009. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with FASB ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructured (TDR) loans are defined by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” and FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with FASB ASC 310-10-35. At March 31, 2010, loans classified as a TDR totaled $90.1 million, of which $25.1 million was on non-accrual status and $65.0 million was on accrual status. At December 31, 2009, loans classified as a TDR totaled $82.1 million, of which $17.8 million was on non-accrual status and $64.3 million was on accrual status. The Company has allocated $18.3 million and $14.1 million of specific reserves to TDRs as of March 31, 2010 and December 31, 2009, respectively. TDRs are generally downgraded to substandard, partially accounting for the increase in loans classified as substandard to $169.1 million at March 31, 2010 from $153.5 million at December 31, 2009. As of March 31, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

8. Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $606.9 million at March 31, 2010. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral with the FHLB-SF equal to at least 100% of outstanding advances.

At March 31, 2010 and December 31, 2009, real estate secured loans with a carrying amount of approximately $1.2 billion and $1.1 billion, respectively, were pledged as collateral for borrowings from the FHLB-SF. At March 31, 2010 and December 31, 2009, other than FHLB-SF stock, no securities were pledged as collateral for borrowings from the FHLB-SF.

At March 31, 2010 and December 31, 2009, FHLB-SF borrowings were $350 million, had a weighted average interest rate of 3.42% and 3.46%%, respectively, and had various maturities through September 2016. At March 31, 2010 and December 31, 2009, putable advances with various putable dates and strike prices were $150 million. The cost of FHLB borrowings as of March 31, 2010 ranged between 1.68% and 4.57%. At March 31, 2010, the Company had a remaining borrowing capacity of $256.9 million.

At March 31, 2010, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$75,000	$225,000
Due after one year through five years	270,000	120,000
Due after five years through ten years	5,000	5,000

	$350,000	$350,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 98% of the fair value of the securities that are pledged and up to 63% of the outstanding principal balance of the qualifying loans that are pledged. At March 31, 2010, the outstanding principal balance of the qualifying loans was $364.7 million. As of March 31, 2010 and December 31, 2009, there was no borrowing outstanding against the line.

9. Subordinated Debentures

At March 31, 2010, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption of the Debentures as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and debentures at March 31, 2010:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 3/31/10	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	3.41%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.10%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.21%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	1.91%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at March 31, 2010 and December 31, 2009 is included in other assets. Although the securities issued by of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $63.5 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2010, all of the combined $101.5 million of the trusts’ securities and preferred stock outstanding qualified as Tier 1 capital.

The Board of Governors of the Federal Reserve System, which is the holding company’s federal banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The adoption of this modification is not expected to have a material impact on the inclusion of trust preferred securities for purposes of Tier 1 capital.

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

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company received a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (“6 Mo. LIBOR”), and paid a fixed rate of 3.57%, until January 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. These interest swap agreements matured on January 14, 2010 and the Company did not have any outstanding interest rate swaps at March 31, 2010.

During the third quarter of 2009, we entered into two interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The up front fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At March 31, 2010, the aggregate fair value of the outstanding interest rate caps was $826 thousand and we recognized mark-to-market losses on valuation of $241 thousand for the quarter ending March 31, 2010.

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	March 31, 2010		December 31, 2009
	(Dollars in Thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$826	Other Assets	$177
Interest rate swaps	Other Liabilities	—	Other Liabilities	(645)

Total derivatives not designated as hedging instruments		$826		$(468)

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2010 and 2009 are as follows:

		Three Months Ended,
		3/31/2010	3/31/2009
	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(241)	$(151)

Total		$(241)	$(151)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

11. Business Segments

Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operations, trade finance services (“TFS”) and small business administration (“SBA”) lending services. Information related to our remaining centralized functions and eliminations of inter-segment amounts has been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment's strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing. The SBA segment primarily provides our customers with access to the U.S. SBA guaranteed lending program. The SBA segment also makes commercial real estate and commercial business loans, which are not under the SBA guarantee program.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended March 31, 2010 and 2009.

Three Months Ended March 31,

(Dollars in thousands)

	Business Segment
2010	Banking Operations	TFS*	SBA	Company
Net interest income, before provision for loan losses	$20,746	$2,020	$2,477	$25,243
Less provision for loan losses	19,842	2,994	2,571	25,407
Non-interest income	8,312	557	515	9,384

Net revenue	9,216	(417)	421	9,220
Non-interest expense	13,246	473	465	14,184

Income (loss) before income taxes	$(4,030)	$(890)	$(44)	$(4,964)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,549,346	$234,160	$295,514	$3,079,020

2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$16,918	$794	$2,709	$20,421
Less provision for loan losses	8,030	—	7,640	15,670
Non-interest income	3,499	442	442	4,383

Net revenue	12,387	1,236	(4,489)	9,134
Non-interest expense	12,063	802	2,383	15,248

Income (loss) before income taxes	$324	$434	$(6,872)	$(6,114)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,315,394	$169,064	$341,079	$2,825,537

*	Beginning in 2010, we reevaluated our method of charging fund transfer costs to each business unit and made certain changes to the method. This change resulted in a significant difference in the fund transfer cost for the Trade Finance Operation.

The SBA business segment primarily originates for sale and services SBA loans. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at March 31, 2010 and 2009 included SBA loans (principally, the unguaranteed portion) of $104.0 million and $96.2 million; commercial real estate loans of $165.7 million and $197.7 million; and commercial business loans of $14.7 million and $14.9 million, respectively.

12. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The total amount of unrecognized tax benefits was $162 thousand at March 31, 2010 and $151 thousand at December 31, 2009 and is primarily for uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $162 thousand and $151 thousand at March 31, 2010 and December 31, 2009, respectively. The amount of unrecognized tax benefits increased slightly due to the uncertainties related to income taxes for the California Enterprise Zone loan interest deductions added in 2010.

We recognize interest and penalties related to income tax matters in income tax expense. We accrued approximately $14 thousand and $11 thousand for interest and penalties at March 31, 2010 and December 31, 2009, respectively.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. For purposes of a valuation allowance, the Company evaluates all evidence currently available, both positive and negative, including existence of taxes paid in available carry-back years, forecasts of future income, cumulative losses, applicable tax planning strategies and assessments of the current and future economic and business conditions.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At the end of the first quarter 2010, based on the Company’s ability to carryback up to $29 million of potential pre-tax losses generated in future years to prior years, the fact the Company has not had cumulative losses in the prior three years, the fact the Company has continued to be taxable in 2008 and 2009 and their assessment of future income, and current and future business and economic conditions, the Company has determined that a valuation allowance for deferred tax assets is not required.

13. Fair Value Measurements

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

Securities Available for Sale

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans

The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These are considered Level 2 inputs. For the loan’s collateral for which observable market prices are not available, fair value is estimated using discounted cash flow models. These are considered Level 3 inputs.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	At March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$78,751	$—	$78,751	$—
GSE collateralized mortgage obligations	143,236	—	143,236	—
GSE mortgage-backed securities	262,280	—	262,280	—
Corporate note	3,689	—	3,689	—
Municipal bonds	5,336	—	5,336	—
Mutual funds	5,509	5,509	—	—
Derivatives - Interest rate caps	826	—	826	—

		Fair Value Measurements Using
	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$85,229	$—	$85,229	$—
GSE collateralized mortgage obligations	191,035	—	191,035	—
GSE mortgage-backed securities	492,214	—	492,214	—
Corporate note	3,424	—	3,424	—
Municipal bonds	5,325	—	5,325	—
Mutual funds	5,463	5,463	—	—
Derivatives - Interest rate caps	177	—	177	—
Liabilities:
Derivatives - Interest rate swaps	(645)	—	(645)	—

Fair value adjustments for interest rate caps resulted in a net expense of $241 thousand for the three months ended March 31, 2010 and $181 thousand for the year ended December 31, 2009. Fair value adjustments for interest rate swaps resulted in a net expense of $405 thousand for the year ended December 31, 2009. There was no interest rate swaps outstanding at March 31, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$85,323	$—	$65,935	$19,388
Other real estate owned	1,504	—	1,504

		Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$81,309	$—	$67,541	$13,768
Other real estate owned	1,981	—	1,981	—

Impaired loans, which are measured for impairment using the fair value of collateral, had a carrying amount of $146.5 million at March 31, 2010, after partial charge-offs of $24.0 million. In addition, these loans have a specific valuation allowance of $26.1 million at March 31, 2010. Of the $146.5 million impaired loan portfolio at March 31, 2010, $111.4 million were carried at their fair value of $85.3 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $35.1 million were carried at cost at March 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances for the three months ended March 31, 2010 on impaired loans carried at fair value at March 31, 2010 resulted in additional provision for loan losses of $19.2 million.

Impaired loans, which are measured for impairment using the fair value of collateral, had a carrying amount of $120.5 million at December 31, 2009, after partial charge-offs of $17.0 million. In addition, these loans have a specific valuation allowance of $19.8 million at December 31, 2009. Of the $120.5 million impaired loan portfolio at December 31, 2009, $101.1 million were carried at their fair value of $81.3 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $19.4 million were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $51.2 million.

Other real estate owned had a carrying amount of $1.5 million at March 31, 2010, which is made up of an outstanding balance of $1.8 million, with a valuation allowance of $324 thousand. Changes in the valuation allowance on other real estate owned outstanding at March 31, 2010 resulted in a write-down of $157 thousand for the three months ended March 31, 2010.

Other real estate owned had a carrying amount of $2.0 million at December 31, 2009, which is made up of an outstanding balance of $2.5 million, with a valuation allowance of $484 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $1.7 million during 2009.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$280,030	$280,030
Loans held for sale	28,679	28,749
Loans receivable - net	2,012,946	2,038,553
Federal Reserve Bank stock	4,399	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	9,723	9,723
Customers’ liabilities on acceptances	11,243	11,243
Financial Liabilities:
Noninterest-bearing deposits	$(360,801)	$(360,801)
Saving and other interest bearing demand deposits	(684,289)	(684,289)
Time deposits	(1,236,702)	(1,240,992)
Borrowings from Federal Home Loan Bank	(350,000)	(365,591)
Subordinated debentures	(39,268)	(39,057)
Secured borrowing	(4,050)	(4,050)
Accrued interest payable	(10,070)	(10,070)
Bank’s liabilities on acceptances outstanding	(11,243)	(11,243)

	December 31, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$125,592	$125,592
Loans held for sale	4,756	4,828
Loans receivable - net	2,080,700	2,106,065
Federal Reserve Bank stock	4,399	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	11,261	11,261
Customers’ liabilities on acceptances	10,488	10,488
Financial Liabilities:
Noninterest-bearing deposits	$(330,489)	$(330,489)
Saving and other interest bearing demand deposits	(660,992)	(660,992)
Time deposits	(1,442,709)	(1,450,103)
Borrowings from Federal Home Loan Bank	(350,000)	(363,563)
Subordinated debentures	(39,268)	(40,657)
Accrued interest payable	(12,674)	(12,674)
Bank’s liabilities on acceptances outstanding	(10,488)	(10,488)

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

14. Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(2,532)	$(3,180)
Unrealized holding gains (losses) on securities available-for sale and interest only strips	4,898	6,044
Reclassification adjustments for gains realized in income	(6,296)	(785)

Net unrealized gain (loss)	(1,398)	5,259
Tax expense (benefit)	(578)	2,081

Net of tax amount	$(820)	$3,178

Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	$(11)	$(35)

Net unrealized gain (loss)	(11)	(35)
Tax expense (benefit)	(4)	(14)

Net of tax amount	$(7)	$(21)

Total other comprehensive income (loss)	$(827)	$3,157

Comprehensive income (loss)	$(3,359)	$(23)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$38,661	$36,041
Interest expense	13,418	15,620

Net interest income	25,243	20,421
Provision for loan losses	25,407	15,670

Net interest income after provision for loan losses	(164)	4,751
Non-interest income	9,384	4,383
Non-interest expense	14,184	15,248

Income (loss) before income tax provision (benefit)	(4,964)	(6,114)
Income tax provision (benefit)	(2,432)	(2,934)

Net income (loss)	$(2,532)	$(3,180)

Dividends and discount accretion on preferred stock	$(1,071)	$(1,068)

Net income (loss) available to common stockholders	$(3,603)	$(4,248)

Per Share Data:
Earnings (loss) per common share - basic	$(0.10)	$(0.16)
Earnings (loss) per common share - diluted	$(0.10)	$(0.16)
Book value (period end, excluding preferred stock and warrants)	$7.87	$8.47
Common shares outstanding	37,835,407	26,256,960
Weighted average shares - basic	37,828,587	26,250,258
Weighted average shares - diluted	37,828,587	26,250,258

Statement of Financial Condition Data - at Period End:
Assets	$3,079,020	$2,825,537
Securities available for sale	498,801	430,219
Gross loans, net of deferred loan fees and costs * (excludes loans held for sale)	2,147,493	2,088,228
Deposits	2,281,792	2,098,312
Federal Home Loan Bank borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Stockholders’ equity	363,821	289,685

	At or for the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$3,176,343	$2,696,951
Securities available for sale and held to maturity	662,023	423,907
Gross loans, including loans held for sale *	2,200,488	2,107,685
Deposits	2,374,515	1,961,959
Stockholders’ equity	372,363	291,908
Selected Performance Ratios:
Return on average assets (1) (7)	-0.32%	-0.47%
Return on average stockholders’ equity (1) (7)	-2.72%	-4.36%
Non-interest expense to average assets (1)	1.79%	2.26%
Efficiency ratio (2)	40.96%	61.47%
Net interest margin (3) *	3.31%	3.19%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.49%	11.95%
Tier 1 risk-based capital ratio	17.10%	14.03%
Total risk-based capital ratio	18.37%	15.30%
Tangible common equity ratio (8)	9.58%	7.74%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.98%	2.42%
Allowance for loan losses to non-performing loans	101.21%	122.18%
Total non-performing loans to gross loans	2.94%	1.98%
Total non-performing assets to total assets (6)	4.36%	2.74%

*	Excludes the guaranteed portion of delinquent SBA loans
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.
(7)	Based on net loss before effect of dividends and discount accretion on preferred stock
(8)	Excludes TARP preferred stock, net of discount, of $63.5 million and $63.3 million and stock warrants of $2.4 million and $4.8 million at March 31, 2010 and 2009, respectively.

Results of Operations

Overview

During the three months ended March 31, 2010, total assets decreased as we reduced liquid assets to fund run offs of higher yielding retail jumbo time deposits. Our total assets decreased $148.9 million, or 5%, to $3.10 billion at March 31, 2010, from $3.23 billion at December 31, 2009. Our deposits decreased $152 million, or 6%, to $2.28 billion at March 31, 2010 from $2.43 billion at December 31, 2009. Gross loans also decreased 3% during the first quarter of 2010. We continued to build up our liquidity by selling our investment securities in anticipation of further run off of retail time deposits, which will mature in the second quarter of 2010. Investment securities declined 36% during the first quarter of 2010 as a result of sales and paydowns.

Our net loss available to common stockholders for the three months ended March 31, 2010 was ($3.6) million, or ($0.10) per diluted share, compared to net loss available to common stockholders of ($4.2) million, or ($0.16) per diluted share, for the same period of 2009, representing a decrease in net loss of $645 thousand, or 15%. The improvement in results of operations is primarily due to increases in net gains from the sale of securities available-for-sale and decrease in non-interest expenses, offset by an increase in provision for loan losses.

The annualized loss on average assets was (0.32%) for the first quarter of 2010, compared to (0.47%) for the same period of 2009. The annualized loss on average equity was (2.72%) for the first quarter of 2010, compared to (4.36%) for the same period of 2009. The efficiency ratio was 40.96% for the first quarter of 2010, compared to 61.47% for the same period of 2009.

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

Net interest income before provision for loan losses was $25.2 million for the three months ended March 31, 2010, an increase of $4.8 million, or 24%, compared to $20.4 million for the same period of 2009. The increase is primarily due to the increase in average interest-earning assets and an improved net interest margin. Average interest-earning assets increased $492 million, or 19%, to $3.05 billion at March 31 2010, compared to $2.56 billion at December 31, 2009. Net interest margin improved to 3.31% for the first quarter 2010, compared to 3.19% for the same period of 2009. The improvement in the net interest margin was caused by the downward repricing of our interest bearing liabilities.

Interest income for the first quarter of 2010 was $38.7 million compared to $36.0 million for the same period of 2009. Interest income increased $3.6 million due to an increase in the volume of average interest-earning assets (volume change). The increase was offset by a $992 thousand decrease in interest income due to a decrease in the average yield earning on average interest-earning assets (rate change), particularly in investment securities

Interest expense for the first quarter of 2010 was $13.4 million, a decrease of $2.2 million, or 14%, compared to interest expense of $15.6 million for the same quarter of 2009. The decrease was primarily the result of a $4.2 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), offset by a $2.0 million increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Net Interest Margin

During the quarter ended March 31, 2010, our net interest margin increased 12 basis points to 3.31% from 3.19% for the same quarter of last year. The weighted average yield on the loan portfolio for the first quarter 2010 slightly increased by 5 basis points to 6.06% from 6.01% for the same quarter of last year, even as the prime rate has remained constant since December of 2008.

The weighted average yield on our investment securities for the first quarter 2010 decreased 101 basis points to 3.07% from 4.08% for the same quarter 2009. The decrease was primarily attributable to $788 million in new investment securities purchased during 2009, which had lower yields than the weighted average yield of the portfolio at March 31, 2009. The weighted average yield on available-for-sale investment securities purchased during 2009 was 3.8%. The decrease was also affected by an increase in premium amortization of FNMA and FHLMC mortgage related securities due to the increase in the prepayment as a result of FNMA and FHLMC accelerated purchases of seriously delinquent loans. The effect of such premium amortization on net interest margin was approximately 12 basis points.

The weighted average cost of deposits for the first quarter of 2010 decreased 73 basis points to 1.68% from 2.41% for the same quarter last year. The cost of time deposits decreased 57 basis points to 2.24% from 2.81%, accounting for a substantial portion of the decrease. The decrease was attributable to the repricing of approximately $540 million in retail time deposits during the first quarter of 2010. The weighted average costs of such time deposits were 2.32% and 3.58% at March 31, 2010 and 2009, respectively.

Following are selected weighted average data on a spot rate basis at March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Weighted average loan portfolio yield (excluding discounts)	5.94%	5.95%
Weighted average securities available-for-sale portfolio yield	2.95%	4.25%
Weighted average cost of deposits	1.42%	2.42%
Weighted average cost of total interest-bearing deposits	1.70%	2.83%
Weighted average cost of FHLB advances	3.42%	3.70%
Net interest margin	3.34%	2.87%

Prepayment penalty income for the first quarter of 2010 and 2009 was $173 thousand and $147 thousand, respectively. Non-accrual interest income reversed was $788 thousand and $394 thousand for the first quarter ended March 31, 2010 and 2009, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for first quarter 2010 and 2009 was 3.39% and 3.23%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,200,488	$33,348	6.06%	$2,107,685	$31,672	6.01%
Securities available for sale (3)	662,023	5,088	3.07%	423,907	4,320	4.08%
FRB and FHLB stock and other investments	166,191	183	0.44%	22,880	48	0.84%
Federal funds sold	20,000	42	0.84%	2,267	1	0.18%

Total interest earning assets	$3,048,702	$38,661	5.07%	$2,556,739	$36,041	5.64%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$504,666	$1,288	1.02%	$342,843	$2,265	2.64%
Savings	134,441	805	2.40%	111,233	1,008	3.62%
Time deposits:
$100,000 or more	903,466	4,961	2.20%	579,333	3,544	2.45%
Other	500,067	2,893	2.31%	637,226	5,008	3.14%

Total time deposits	1,403,533	7,854	2.24%	1,216,559	8,552	2.81%

Total interest bearing deposits	2,042,640	9,947	1.95%	1,670,635	11,825	2.83%

FHLB advances	350,000	3,017	3.45%	368,584	3,237	3.51%
Other borrowings	39,767	454	4.57%	39,734	558	5.62%

Total interest bearing liabilities	2,432,407	$13,418	2.21%	2,078,953	$15,620	3.01%

Non-interest bearing demand deposits	331,875			291,324

Total funding liabilities / cost of funds	$2,764,282		1.94%	$2,370,277		2.64%

Net interest income/net interest spread		$25,243	2.87%		$20,421	2.63%

Net interest margin			3.31%			3.19%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			3.42%			3.26%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)			3.39%			3.23%
Cost of deposits:
Non-interest demand deposits	$331,875	$—		$291,324	$—
Interest bearing deposits	2,042,640	9,947	1.95%	1,670,635	11,825	2.83%

Total deposits	$2,374,515	$9,947	1.68%	$1,961,959	$11,825	2.41%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $788 thousand and $394 thousand for the three months ended March 31, 2010 and 2009, respectively.
(5)	Loan prepayment fee income excluded was $173 thousand and $147 thousand for the three months ended March 31, 2010 and 2009, respectively.

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

	Three months ended March 31, 2010 over March 31, 2009
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$1,676	$272	$1,404
Interest on securities	768	(1,244)	2,012
Interest on other investments	135	(33)	168
Interest on federal funds sold	41	13	28

Total interest income	$2,620	$(992)	$3,612

INTEREST EXPENSE :
Interest on demand deposits	$(977)	$(1,761)	$784
Interest on savings	(203)	(386)	183
Interest on time deposits	(698)	(1,897)	1,199
Interest on FHLB borrowings	(220)	(59)	(161)
Interest on other borrowings	(104)	(104)	—

Total interest expense	$(2,202)	$(4,207)	$2,005

Net Interest Income	$4,822	$3,215	$1,607

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

The provision for loan losses for the first quarter of 2010 was $25.4 million, an increase of $9.7 million, or 62%, from $15.7 million for the same period last year. The increase is primarily due to higher net charge-offs, increases in impaired loans requiring specific reserves or charge-offs and increases in special mention and classified loans, subject to general allowances. Net charge-offs increased to $20.8 million for the three months ended March 31, 2010, compared to $8.6 million for the same period last year. Higher net charge-offs were primarily due to an increase in impairment write downs resulting primarily from declines in collateral values on collateral dependent loans. Total classified loans increased to $171.7 million at March 31, 2010, compared to $157.2 million at December 31, 2009.

See also Footnote 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income is primarily comprised of service fees on deposits accounts, fees received from our trade finance letter of credit operations and net gains on sales of loans and securities available for sale.

Non-interest income for the first quarter of 2010 was $9.4 million compared to $4.4 million for the same quarter of 2009, an increase of $5.0 million, or 114%. The increase was primarily due to net gains on sales of securities available for sale of $6.3 million, partially offset by the increase in losses on derivatives. During the first quarter of 2010, we sold $201.8 million in securities available–for-sale at a total gain of $6.3 million. During the same period of 2009, we sold $42.9 million in securities available for sale at a total gain of $785 thousand. During the first quarter of 2010, the net valuation loss on interest rate contracts was $231 thousand, compared to $116 thousand during the same period of 2009.

The breakdown of changes in our non-interest income by category is illustrated below:

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,619	$1,769	$(150)	-8.5%
International service fees	539	420	119	28.3%
Loan servicing fees, net	457	475	(18)	-3.8%
Wire transfer fees	293	352	(59)	-16.8%
Other income and fees	353	378	(25)	-6.6%
Net gains on sales of SBA loans	43	63	(20)	-31.7%
Net losses on sales of other loans	—	387	(387)	-100.0%
Net gains on sales securities available for sale	6,296	785	5,511	702.0%
Net valuation losses on interest rate contracts	(231)	(116)	(115)	99.1%
Net gains (losses) on sale of OREO	15	(130)	145	111.5%

Total non-interest income	$9,384	$4,383	$5,001	114.1%

Non-interest Expense

Non-interest expense for the first quarter of 2010 was $14.2 million, a decrease of $1.1 million, or 7%, compared to $15.2 million for the same quarter of 2009. The decrease was primarily due to decreases in salaries and benefits expense and credit related expenses, partially offset by an increase in FDIC insurance premiums. Salaries and employee benefits expense decreased to $5.6 million, a decrease of $850 thousand, or 13%, for the first quarter of 2010, compared to $6.4 million for the same quarter of 2009. The decrease is primarily due to decreases in stock compensation expense and in the number of full-time equivalent employees (FTE), which decreased to 338 at March 31, 2010 from 367 at March 31, 2009. The decrease in stock compensation expense is primarily due to the vesting and cancellation of certain stock options and grants.

Credit related expenses during the first quarter of 2010 decreased to $563 thousand from $1.5 million for the same period of 2009. The decrease was primarily due to a decrease in OREO expenses and the provision for uncollectible SBA receivables. The OREO-related expenses decreased $358 thousand, or 71%, to $145 thousand for the first quarter of 2010, compared to $503 thousand for the same period of 2009. During the first quarter of 2009, we provided $330 thousand as an allowance for doubtful SBA receivables. There was no such expense during the first quarter of 2010. The FDIC insurance premium increased by $617 thousand, or 82.3%, to $1.4 million for the first quarter of 2010, compared to $750 thousand for the same quarter of 2009. The increase is due to an increase in the FDIC insurance assessment rate beginning 2010.

The change in non-interest expense is illustrated below:

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$5,593	$6,443	$(850)	-13.2%
Occupancy	2,427	2,426	1	0.0%
Furniture and equipment	778	695	83	11.9%
Advertising and marketing	459	457	2	0.4%
Data processing and communications	933	901	32	3.6%
Professional fees	702	678	24	3.5%
FDIC assessment	1,367	750	617	82.3%
Credit related expenses	563	1,488	(925)	-62.2%
Other	1,362	1,410	(48)	-3.4%

Total non-interest expense	$14,184	$15,248	$(1,064)	-7.0%

Provision for Income Taxes

The income tax benefit was $2.4 million and $2.9 million for the first quarter ended March 31, 2010 and 2009, respectively. The effective income tax rate for the quarters ended March 31, 2010 and 2009 was 49% and 48%, respectively.

Financial Condition

At March 31, 2010, our total assets were $3.08 billion, a decrease of $148.9 million, or 4.6%, from $3.23 billion at December 31, 2009. The decrease was primarily due to a 6% decrease in deposits.

Investment Securities Portfolio

We classify our securities as held-to-maturity or available-for-sale under FASB ASC 320, Investments – Debt and Equity Securities. We do not hold any trading securities. Those securities that we have the ability and intent to hold to maturity are classified as “held-to-maturity securities”. All of our other securities are classified as “available-for-sale”. We did not own any held-to-maturity at March 31, 2010 and December 31, 2009. Securities that are available for sale are stated at fair value. The securities we currently hold include 1) government-sponsored agency (“GSE”) bonds, collateralized mortgage obligations and mortgage-backed securities, 2) a corporate note, 3) municipal bonds, and 4) mutual funds.

As of March 31, 2010, we had $498.8 million in available-for-sale securities, compared to $782.7 million at December 31, 2009. The net unrealized gain on the available-for sale securities at March 31, 2010 was $3.3 million, compared to a net unrealized gain of $4.8 million at December 31, 2009. During the three months ended March 31, 2010, we sold $201.8 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains of $6.3 million. No purchases were made during the first quarter of 2010. The sales of securities were part of our on-going asset liability management strategy to rebalance the duration and mix of the investment securities portfolio and to hold higher level of cash to cover anticipated outflows of time deposits.

Loan Portfolio

As of March 31, 2010, gross loans outstanding, excluding loans held for sale (net of deferred loan fees and costs) and the guaranteed portion of delinquent SBA loans decreased by $61.5 million, or 2.8%, to $2.15 billion from $2.21 billion at December 31, 2009. Commercial loans, which include domestic commercial, international trade finance and SBA-commercial loans, at March 31, 2010 decreased by $24.2 million, or 4.5%, to $515.0 million from $539.1 million at December 31, 2009. Real estate loans, which include SBA-real estate loans, decreased by $36.1 million, or 2.2%, to $1.62 billion at March 31, 2010 from $1.65 billion at December 31, 2009. Loan growth was impacted by stricter loan underwriting criteria and decreased loan demand during the year. New loan production during the three months ended March 31, 2010 was $48.6 million, compared to $62.8 million during the same period of 2009.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Portfolio Composition:
Commercial loans	$514,975	24%	$539,147	24%
Real estate loans	1,617,967	75%	1,654,104	75%
Consumer and other loans	16,766	1%	18,035	1%

Gross loans outstanding	2,149,708	100%	2,211,286	100%

Unamortized deferred loan fees, net of costs	(2,215)		(2,343)
Gross loans, net of deferred fees and costs	2,147,493		2,208,943

Allowance for loan losses	(63,995)		(59,424)

Loans receivable*, net	$2,083,498		$2,149,519

*	Excludes the guaranteed portion of delinquent SBA loans of $14.8 million and $12.5 million at March 31, 2010 and December 31, 2009, respectively, as these are 100% guaranteed by SBA

SBA loans, consisting principally of the unguaranteed portion, are included in commercial loans and real estate loans. SBA loans included in commercial loans were $36.8 million at March 31, 2010 and $36.0 million at December 31, 2009 and SBA loans included in real estate loans were $52.5 million at March 31, 2010 and $54.7 million at December 31, 2009.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Loan commitments	$192,553	$198,807
Standby letters of credit	9,359	9,907
Other commercial letters of credit	34,080	23,575

	$235,992	$232,289

Non-performing Assets

At March 31, 2010, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $134.1 million, an increase of $16.1 million, or 13.6%, from $118.1 million at December 31, 2009. The ratio of nonperforming assets to gross loans plus OREO was 6.23% and 5.34% at March 31, 2010 and December 31, 2009, respectively. Non-performing loans increased $11.5 million during the three months ended March 31, 2010. Real estate and commercial loans contributed approximately 70% and 30%, respectively, of new inflows to non-performing loans for the first quarter of 2010. OREO and troubled debt restructurings also increased by $3.8 million and $685 thousand, respectively. The increase in OREO was due to five new properties totaling $4.6 million, offset by sales of $651 thousand.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$62,775	$51,674
Loan past due 90 days or more, still accruing	457	—

Total Nonperforming Loans	63,232	51,674
Other real estate owned	5,856	2,044
Restructured loans	65,026	64,341

Total Nonperforming Assets	$134,114	$118,059

Nonperforming loans to total gross loans*, excluding loans held for sale	2.94%	2.34%
Nonperforming assets to gross loans plus OREO	6.23%	5.34%

*	Excludes the guaranteed portion of delinquent SBA loans for the amounts indicated at each period as these are 100% guaranteed by the SBA.

Allowance for Loan Losses

The allowance for loan losses was $64.0 million at March 31, 2010, compared to $59.4 million at December 31, 2009. We recorded a provision for loan losses of $25.4 million during the first three months of 2010, compared to $15.7 million for the same period of 2009. The allowance for loan losses was 2.98% of gross loans at March 31, 2010 and 2.69% at December 31, 2009. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $146.5 million and $120.5 million, respectively as of March 31, 2010 and December 31, 2009, with specific allowances of $26.1 million and $19.8 million, respectively.

Total delinquent loans and watch list loans, at March 31, 2010 and December 31, 2009, were as follows:

	3/31/2010	12/31/2009
DELINQUENT LOANS BY TYPE*
Real Estate Loans	$57,634	$52,660
Commercial Loans	17,107	15,303
Consumer Loans	839	1,514

Total Delinquent Loans	$75,580	$69,477

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinqeunt SBA loans

	3/31/2010	12/31/2009
WATCH LIST LOANS
Special Mention	$43,647	$42,671
Substandard	169,149	153,535
Doubtful	2,519	3,655
Loss	—	—

Total Watch List Loans	$215,315	$199,861

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	3/31/2010		12/31/2009
Loan Type	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$29	0%	$18	0%
Commercial & industrial real estate	44,082	72%	41,045	73%
Construction	1,978	3%	913	2%
Commercial business loans	17,320	22%	15,655	22%
Trade finance	181	2%	410	2%
Consumer and other	161	1%	940	1%
Unallocated	244	N/A	443	N/A

Total	$63,995	100%	$59,424	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,200,488	$2,107,685

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,147,493	$2,088,228

ALLOWANCE:
Balance-beginning of period	$59,424	$43,419
Less: Loan charge-offs:
Commercial & industrial real estate	12,035	2,132
Construction	848	—
Commercial business loans	7,336	5,244
Consumer and other loans	838	1,292

	21,057	8,668

Plus: Loan recoveries
Commercial & industrial real estate	60	11
Commercial business loans	135	40
Consumer and other loans	26	32

	221	83

Net loan charge-offs	20,836	8,585
Provision for loan losses	25,407	15,670

Balance-end of period	$63,995	$50,504

Net loan charge-offs to average gross loans *	3.79%	1.63%
Allowance for loan losses to total loans at end of period	2.98%	2.42%
Net loan charge-offs to beginning allowance *	140.25%	79.09%
Net loan charge-offs to provision for loan losses	82.01%	54.79%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $2.2 million and $1.5 million at March 31, 2010 and 2009, respectively. They also exclude the guaranteed portion of delinquent SBA loans of $14.8 million and $20.2 million at March 31, 2010 and 2009.

We believe the allowance for loan losses as of March 31, 2010 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion on changes to the allowance for loan losses, see footnote 7, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2010, our deposits had decreased by $152.4 million, or 6.3%, to $2.28 billion from $2.43 billion at December 31, 2009. The decrease was primarily due to run off of matured retail jumbo time deposits as we offered lower renewal interest rates. Most of the run off was from the deposits raised during the deposit campaign held during the first and second quarter of 2009. We expect the run-off of these deposits to continue in the second quarter of 2010. Retail deposits totaled $2.03 billion at March 31, 2010, a decrease of $189.9 million, or 8.6%, from $2.23 billion at December 31, 2009. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $547.5 million at March 31, 2010, an increase of $23.3 million, or 4.4%, from $524.2 million at December 31, 2009. Total jumbo time deposits were $715.0 million, a decrease of $217.7 million, or 23.3%, from $932.7 million at December 31, 2009.

At March 31, 2010, 15.8% of total deposits were non-interest bearing demand deposits, 54.2% were time deposits and 30.0% were interest bearing demand and saving deposits. By comparison, at December 31, 2009, 13.6% of total deposits were non-interest bearing demand deposits, 59.3% were time deposits, and 27.1% were interest bearing demand and saving deposits. Time deposits continued to dominate our deposit composition; however, our focus on transaction accounts has helped to reduce our dependency on time deposits.

At March 31, 2010, we had $55.6 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $18.1 million and $200.0 million at December 31, 2009, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.16% at March 31, 2010 and were collateralized with securities with a carrying value of $280.3 million.

A schedule of CD maturities as of March 31, 2010 is as follows:

Maturity Schedule of Time Deposits

(in millions)

Quarter Ending	Balance*	Weighted Average Interest Rate

June 30, 2010	$574	2.78%
September 30, 2010	91	1.63%
December 31, 2010	73	1.81%
March 31, 2011	155	1.58%

Total one year or less	893	2.38%
Over one year	102	1.85%

Total time deposits	$995	2.32%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2010 and December 31, 2009, we had $350.0 million of FHLB advances with average remaining maturities of 2.8 years. The weighted average rate was 3.42% and 3.46% at March 31, 2010 and at December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from the offerings to purchase a like amount of subordinated debentures (the “debentures”) of Nara Bancorp. The debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Total stockholders’ equity was $363.8 million at March 31, 2010 compared to $368.0 million at December 31, 2009. The decrease was primarily due to the net loss to common stockholders of $3.6 million for the three months ended March 31, 2010. Our ratio of tangible common equity to tangible assets was 9.58% at March 31, 2010, compared to 9.27% at December 31, 2009. The increase was attributable to the decrease in tangible assets.

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

At March 31, 2010, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $396.2 million, compared to $399.4 million at December 31, 2009, representing a decrease of $3.2 million, or 0.8%. This decrease was primarily due to the net loss to common stockholders of $3.6 million for the three months ended March 31, 2010. At March 31, 2010, the total capital to risk-weighted assets ratio was 18.4% and the Tier I capital to risk-weighted assets ratio was 17.1%. The Tier I leverage capital ratio was 12.5%.

As of March 31, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2010:
Total capital (to risk-weighted assets):
Company	$425,671	18.4%	$185,399	8.0%	N/A	N/A
Bank	$409,610	17.7%	$185,150	8.0%	$231,438	10.0%
Tier I capital (to risk-weighted assets):
Company	$396,247	17.1%	$92,700	4.0%	N/A	N/A
Bank	$380,224	16.4%	$92,575	4.0%	$138,863	6.0%
Tier I capital (to average assets):
Company	$396,247	12.5%	$126,917	4.0%	N/A	N/A
Bank	$380,224	12.0%	$126,800	4.0%	$158,499	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital (to risk-weighted assets):
Company	$429,666	18.0%	$191,048	8.0%	N/A	N/A
Bank	$412,261	17.3%	$190,799	8.0%	$238,499	10.0%
Tier I capital (to risk-weighted assets):
Company	$399,447	16.7%#	$95,524	4.0%	N/A	N/A
Bank	$382,081	16.0%	$95,399	4.0%	$143,099	6.0%
Tier I capital (to average assets):
Company	$399,447	12.4%	$129,248	4.0%	N/A	N/A
Bank	$382,081	11.8%	$129,841	4.0%	$162,301	5.0%

Under federal banking law and regulations, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. In 2009, the Bank agreed with its primary regulatory agencies to obtain their prior written approval to pay any dividends.

Liquidity Management

Liquidity risk is the risk to earnings or capital that would arise if we were to become unable to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the ability to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with a minimum loss of value or to access other sources of cash. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and pledging of investments, alternative sources of funds, and the demand for credit. We manage liquidity risk by managing interest-earning assets and interest-bearing liabilities, and by maintaining alternative sources of funds as described below.

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

To augment core deposits, we have established funding sources, including deposits from the State Treasurer secured by investment securities, credit facilities with correspondent banks, including the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank and brokered deposit relationships. At March 31, 2010, our total borrowing capacity from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank was $1.3 billion, of which $663 million was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and available-for-sale securities that are not pledged as collateral. The carrying value of these assets totaled $531 million at March 31, 2010 compared to $659 million at December 31, 2009. We believe our liquidity sources to be stable and adequate.

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

Interest Rate Risk

Interest rate risk is the most significant market risk impacting us. Market risk is the risk of adverse impacts on our future earnings, the fair values of our assets and liabilities, or our future cash flows that may result from changes in the price of a financial instrument. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset Liability Committee of the Board and to the Asset and Liability Management Committee (“ALCO”), which is composed of Nara Bank’s senior executives and other designated officers.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model. The simulation model provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2010, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

Our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates are illustrated in the following table.

	March 31, 2010		December 31, 2009
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	(3.69%)	(4.95%)	(6.47%)	(10.29%)
+ 100 basis points	(2.89%)	(2.04%)	(4.06%)	(4.31%)
- 100 basis points	2.18%	0.46%	2.35%	1.89%
- 200 basis points	(0.69%)	0.13%	(1.61%)	1.77%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Chung Lawsuit described in the Company’s Form 10-K for the period ended December 31, 2009 is continuing. The Company filed a motion for summary judgment in March 2010. The Company believes the Chung Lawsuit is without merit.

We are also a party to routine litigation incidental to our business, none of which is believed by management to be material.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NARA BANCORP, INC.

Date: May 10, 2010	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date: May 10, 2010	/s/ Christine Oh
Christine Oh
Interim Chief Financial Officer
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