Form 10-Q
period 2010-06-30
NARA BANCORP INC
filed 2010-08-09
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

As of July 31, 2010 there were 37,956,527 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these and other risk factors, see “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) June 30, 2010	December 31, 2009
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$27,684	$23,739
Interest-bearing deposit at Federal Reserve Bank	175,451	81,853
Federal funds sold	—	20,000

Total cash and cash equivalents	203,135	125,592

Securities available for sale, at fair value	426,158	782,690
Loans held for sale, at the lower of cost or fair value	41,472	4,756
Loans receivable, net of allowance for loan losses (June 30, 2010 - $62,988 ; December 31, 2009 -$59,424)	2,063,726	2,162,009
Other real estate owned	4,709	2,044
Federal Reserve Bank stock, at cost	6,362	4,399
Federal Home Loan Bank (FHLB) stock, at cost	19,194	19,935
Premises and equipment, net	10,896	10,865
Accrued interest receivable	8,272	11,261
Deferred tax assets, net	32,027	28,875
Customers’ liabilities on acceptances	12,588	10,488
Bank owned life insurance	23,768	23,571
Goodwill	2,509	2,509
Other intangible assets, net	788	1,042
Other assets	45,461	37,921

Total assets	$2,901,065	$3,227,957

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) June 30, 2010	December 31, 2009
	(Dollas in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$342,409	$330,489
Interest bearing:
Money market and NOW accounts	599,995	524,188
Savings deposits	135,917	136,804
Time deposits of $100,000 or more	386,629	932,699
Other time deposits	665,439	510,010

Total deposits	2,130,389	2,434,190

Federal Home Loan Bank borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Secured borrowings	3,325	—
Accrued interest payable	3,863	12,674
Acceptances outstanding	12,588	10,488
Other liabilities	10,003	13,362

Total liabilities	2,549,436	2,859,982

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate
Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at June 30, 2010 and December 31, 2009	67,000	67,000
Preferred stock discount	(3,269)	(3,737)
Common stock, $0.001 par value; authorized, 40,000,000 shares; issued and outstanding, 37,956,527 and 37,824,007 shares at June 30, 2010 and December 31, 2009, respectively	38	38
Capital surplus	171,080	169,806
Retained earnings	111,338	131,891
Accumulated other comprehensive income, net	5,442	2,977

Total stockholders’ equity	351,629	367,975

Total liabilities and stockholders’ equity	$2,901,065	$3,227,957

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three and six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$33,510	$32,461	$66,858	$64,133
Interest on securities	2,884	5,710	7,972	10,030
Interest on federal funds sold and other investments	199	239	424	306

Total interest income	36,593	38,410	75,254	74,469

INTEREST EXPENSE:
Interest on deposits	6,279	13,365	16,226	25,190
Interest on subordinated debetures	460	522	914	1,081
Interest on other borrowings	3,046	3,263	6,063	6,499

Total interest expense	9,785	17,150	23,203	32,770

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,808	21,260	52,051	41,699
PROVISION FOR LOAN LOSSES	42,323	19,000	67,730	34,670

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(15,515)	2,260	(15,679)	7,029

NON-INTEREST INCOME:
Service fees on deposit accounts	1,572	1,698	3,191	3,467
International service fees	613	491	1,152	911
Loan servicing fees, net	443	469	900	944
Wire transfer fees	302	334	595	686
Other income and fees	517	366	870	726
Net gains on sales of SBA loans	329	32	372	95
Net gains on sales of other loans	650	510	650	897
Net gains on sales of securities available for sale	96	220	6,392	1,005
Net valuation losses on interest rate swaps	(495)	(151)	(726)	(267)
Net gains (losses) on sales of OREO	(567)	(184)	(552)	(314)

Total non-interest income	3,460	3,785	12,844	8,150

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,977	6,551	11,570	12,994
Occupancy	2,424	2,484	4,851	4,910
Furniture and equipment	884	736	1,662	1,431
Advertising and marketing	612	505	1,071	962
Data processing and communications	1,051	990	1,984	1,891
Professional fees	756	428	1,458	1,106
FDIC assessments	1,191	2,446	2,558	3,196
Credit related expenses	1,742	986	2,305	2,474
Other	1,330	1,696	2,692	3,106

Total non-interest expense	15,967	16,822	30,151	32,070

LOSS BEFORE INCOME TAX BENEFIT	(28,022)	(10,777)	(32,986)	(16,891)
INCOME TAX BENEFIT	(12,145)	(4,769)	(14,577)	(7,703)

NET LOSS	$(15,877)	$(6,008)	$(18,409)	$(9,188)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,073)	$(1,069)	$(2,144)	$(2,137)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(16,950)	$(7,077)	$(20,553)	$(11,325)

LOSS PER COMMON SHARE
Basic	$(0.45)	$(0.27)	$(0.54)	$(0.43)
Diluted	$(0.45)	$(0.27)	(0.54)	(0.43)

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

		Preferred	Common Stock				Accumulated Other Comprehensive
	Preferred Stock	Stock Discount	Shares	Amount	Capital Surplus	Retained Earnings	Income (loss), net	Comprehensive Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$86,843	$141,890	$(1,142)
Issuance of additional stocks pursuant to stock plans			10,400
Tax effects of stock plans					14
Stock-based compensation					973
Cash dividends accrued (5%)						(1,675)
Accretion on preferred stock discount		462				(462)
Comprehensive income:
Net loss						(9,188)		$(9,188)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							1,377	1,377
Change in unrealized gain (loss) on interest-only strips, net of tax							7	7
Change in unrealized gain (loss) on interest rate swaps, net of tax							(42)	(42)

Total comprehensive loss								$(7,846)

BALANCE, JUNE 30, 2009	$67,000	$(4,202)	26,256,960	$26	$87,830	$130,565	$200

		Preferred	Common Stock				Accumulated Other Comprehensive
	Preferred Stock	Stock Discount	Shares	Amount	Capital Surplus	Retained Earnings	Income (loss), net	Comprehensive Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			132,520		1,055
Tax effects of stock plan					(21)
Stock-based compensation					240
Cash dividends accrued (5%)						(1,676)
Accretion of preferred stock discount		468				(468)
Comprehensive income:
Net loss						(18,409)		$(18,409)
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax							2,477	2,477
Change in unrealized gain on interest-only strips, net of tax							1	1
Change in unrealized gain (loss) on interest rate swaps, net of tax							(13)	(13)

Total comprehensive income								$(15,944)

BALANCE, JUNE 30, 2010	$67,000	$(3,269)	37,956,527	$38	$171,080	$111,338	$5,442

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,409)	$(9,188)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, net of discount accretion	6,433	1,396
Stock-based compensation expense	240	973
Provision for loan losses	67,730	34,670
Valuation adjustment of OREO	942	1,379
Proceeds from sales of loans	44,884	5,718
Originations of loans held for sale	(8,055)	(2,383)
Deferred gain on transfer of assets	(249)	—
Net gains on sales of SBA and other loans	(1,022)	(992)
Net change in bank owned life insurance	(197)	(113)
Net gains on sales of securities available for sale	(6,392)	(1,005)
Net losses on sales of OREO	552	314
Net valuation losses on interest rate swaps	726	267
Change in accrued interest receivable	2,989	(2,019)
Change in deferred income taxes	(4,702)	1
Change in prepaid FDIC insurance	2,293	—
Change in other assets	(7,694)	(7,823)
Change in accrued interest payable	(8,811)	2,372
Change in other liabilites	(4,107)	308

Net cash provided by operating activities	67,151	23,875

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(52,209)	(19,161)
Proceeds from sales of securities available for sale	208,141	43,712
Proceeds from sales of OREO	6,329	827
Purchase of premises and equipment	(1,447)	(979)
Purchase of securities available for sale	—	(381,639)
Purchase of Federal Reserve Bank stock	(1,963)	(2,070)
Redemption of Federal Home Loan Bank stock	741
Proceeds from matured, called, or paid down securities available for sale	151,918	66,967

Net cash provided by / (used in) investing activities	311,510	(292,343)

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	(303,801)	501,192
Net change in secured borrowings	3,325	—
Payment of cash dividends	(1,676)	(2,341)
Proceeds from FHLB borrowings	10,000	10,000
Repayment of FHLB borrowings	(10,000)	(10,000)
Issuance of additional stock pursuant to various stock plans	1,055
Tax effects on issuance of shares from stock plan	(21)	14

Net cash provided by / (used in) financing activities	(301,118)	498,865

NET CHANGE IN CASH AND CASH EQUIVALENTS	77,543	230,397

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,592	49,057

CASH AND CASH EQUIVALENTS, END OF PERIOD	$203,135	$279,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$32,014	$30,398
Income taxes paid	$819	$1,347

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$10,488	$3,356
Transfer from loan receivables to loans held for sale	$72,274	$6,186
Investment securities purchases pending future settlement	$—	$118,630
Investment securities sales/principal paydowns pending future settlement	$(2,134)	$(32,487)

See accompanying notes to condensed consolidated financial statements (unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). The Bank has branches in California, New York and New Jersey as well as a Loan Production Office in Texas.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at June 30, 2010 and the results of our operations for the six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

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

ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period of not less than one year from the grant date for performance-based awards and not less than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period.

The 2007 Plan reserves 1,300,000 shares for issuance. 1,198,800 shares were available for future grants as of June 30, 2010.

The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The stock plan adopted in 2000, under which options and restricted units were previously granted to employees, officers, and directors of the Company is no longer active and no additional equity awards may be granted under the plan. Options under the 2000 Plan were granted with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Some restricted units were awarded under 2000 plan to participants at the fair market value of the Company’s common stock on the date of award and all units granted under this plan were fully vested on the third anniversary of the grant. Compensation expense for the awards was recorded over the vesting period.

For the six months ended June 30, 2010, no stock options or other awards were granted under the 2007 Plan. The fair value of each option granted for the six months ended June 30, 2009 was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility was based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	1,033,250	$11.80
Granted	—	—
Exercised	(120,000)	8.64
Forfeited	(160,000)	19.39

Outstanding - June 30, 2010	753,250	$10.84	3.89	$469,000

Options exercisable - June 30, 2010	691,250	$10.75	3.61	$469,000
Unvested options expected to vest after June 30, 2010	45,607	$11.86	6.99	$—

The following is a summary of restricted and performance unit activity under the Plan for the six months ended June 30, 2010:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2010	58,300	$10.23
Granted	15,000	8.97
Vested	(13,400)	11.27
Forfeited	(21,500)	10.45

Outstanding - June 30, 2010	38,400	$9.26	8.73

The total fair value of performance units vested for the six months ending June 30, 2010 and 2009 was $59 thousand and $28 thousand, respectively.

The amount charged against income, before income tax benefit of $31 thousand and $159 thousand, in relation to the stock-based payment arrangements was $192 thousand and $395 thousand for the three months ending June 30, 2010 and 2009, respectively. The amount charged against income, before income tax benefit of $15 thousand and $397 thousand, in relation to the stock-based payment arrangements was $240 thousand and $973 thousand for the six months ending June 30, 2010 and 2009, respectively. At June 30, 2010, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $281 thousand, and is expected to be recognized over a remaining weighted average vesting period of 1.9 years.

The estimated annual stock-based compensation as of June 30, 2010 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2010	$111
For the year ended December 31:
2011	57
2012	37
2013	37
2014	30
2015	9

Total	$281

4. Earnings Per Share (“EPS”)

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2010 and 2009, stock options and restricted shares awards for approximately 722,000 shares and 1,153,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2010 and 2009, stock options and restricted shares awards for approximately 732,000 shares and 1,153,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266 and 1,042,531shares of common stock were also antidilutive for the three and six months ended June 30, 2010 and 2009, respectively.

The following table shows the computation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009.

	For the three months ended June 30,
	2010			2009
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net loss as reported	$(15,877)			$(6,008)
Less: preferred stock dividends and accretion of preferred stock discount	(1,073)			(1,069)

Basic EPS - common stock	$(16,950)	37,921,885	$(0.45)	$(7,077)	26,256,960	$(0.27)

Effect of Dilutive Securities:
Stock Options		—			—

Diluted EPS - common stock	$(16,950)	37,921,885	$(0.45)	$(7,077)	26,256,960	$(0.27)

	For the six months ended June 30,
	2010			2009
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net loss as reported	$(18,409)			$(9,188)
Less: preferred stock dividends and accretion of preferred stock discount	(2,144)			(2,137)

Basic EPS - common stock	$(20,553)	37,875,494	$(0.54)	$(11,325)	26,253,627	$(0.43)

Effect of Dilutive Securities:
Stock Options		—			—

Diluted EPS - common stock	$(20,553)	37,875,494	$(0.54)	$(11,325)	26,253,627	$(0.43)

5. Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$55,639	$1,751	$—	$57,390
GSE collateralized mortgage obligations	126,150	2,579	(166)	128,563
GSE mortgage-backed securities	220,400	5,178	(20)	225,558
Corporate note	4,466	—	(869)	3,597
Municipal bonds	5,258	185	—	5,443

Total debt securities	411,913	9,693	(1,055)	420,551
Mutual funds	5,462	145	—	5,607

	$417,375	$9,838	$(1,055)	$426,158

	At December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$85,343	$354	$(468)	$85,229
GSE collateralized mortgage obligations	191,711	1,273	(1,949)	191,035
GSE mortgage-backed securities	485,705	7,333	(824)	492,214
Corporate note	4,458	—	(1,034)	3,424
Municipal bonds	5,259	78	(12)	5,325

Total debt securities	772,476	9,038	(4,287)	777,227
Mutual funds	5,462	1	—	5,463

	$777,938	$9,039	$(4,287)	$782,690

*	As of June 30, 2010 and December 31, 2009, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB and are all residential property-based investments.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds	$—	$—	$208,141	$43,712
Gross gains	—	—	6,295	1,005
Gross losses	—	—	—	—

The proceeds from calls of securities were $22.3 million and $0 for the second quarter of 2010 and 2009, respectively, with gross gains of $96 thousand and $0, respectively. The proceeds from calls of securities were $29.3 million and $0 for the six months ended June 30, 2010 and 2009, respectively, with gross gains of $97 thousand and $0, respectively.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,099	1,139
Due after ten years	64,264	65,291
GSE collaterized mortgage obligations	126,150	128,563
GSE mortgage-backed securities	220,400	225,558
Mutual funds	5,462	5,607

	$417,375	$426,158

Securities with carrying values of approximately $253.3 million and $243.2 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At June 30, 2010	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE collaterized mortgage obligations	1	1,311	$(1)	3	19,546	$(165)	4	20,857	$(166)
GSE mortgage-backed securities	2	4,696	(20)	1	58	—	3	4,754	(20)
Corporate note	—	—	—	1	3,597	(869)	1	3,597	(869)

	3	$6,007	$(21)	5	$23,201	$(1,034)	8	$29,208	$(1,055)

At December 31, 2009:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(In thousands)
GSE bonds	12	$45,067	$(468)	—	$—	$—	12	$45,067	$(468)
GSE collaterized mortgage obligations	8	79,518	(1,251)	5	28,494	(698)	13	108,012	(1,949)
GSE mortgage-backed securities	22	104,900	(823)	1	59	(1)	23	104,959	(824)
Corporate note	—	—	—	1	3,424	(1,034)	1	3,424	(1,034)
Municipal bonds	4	1,506	(12)	—	—	—	4	1,506	(12)

	46	$230,991	$(2,554)	7	$31,977	$(1,733)	53	$262,968	$(4,287)

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value of the securities has been less than our cost for the securities, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The corporate note at June 30, 2010 and December 31, 2009 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $869 thousand at June 30, 2010. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at June 30, 2010 and December 31, 2009 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at June 30, 2010.

We consider the losses on our investments in an unrealized loss position at June 30, 2010 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

6. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	June 30, 2010	December 31, 2009
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$4,701	$4,801
Commercial & industrial	1,504,099	1,595,219
Construction	55,827	54,084

Total real estate loans	1,564,627	1,654,104
Commercial business	480,811	487,736
Trade finance	50,777	51,411
Consumer and other	17,149	18,035

Total loans outstanding	2,113,364	2,211,286
Less: deferred loan fees	(2,491)	(2,343)

Gross loans receivable	2,110,873	2,208,943
Less: allowance for loan losses	(62,988)	(59,424)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,047,885	2,149,519
Guaranteed portion of delinquent SBA loans	15,841	12,490

Loans receivable, net	$2,063,726	$2,162,009

Activity in the allowance for loan losses is as follows for the periods indicated:

	Six months ended June 30,
	2010	2009
	(In thousands)
Balance, beginning of period	$59,424	$43,419
Provision for loan losses	67,730	34,670
Loan charge-offs	(65,735)	(28,084)
Loan recoveries	1,569	334

Balance, end of period	$62,988	$50,339

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

The increase in charge-offs during the six months ending June 30, 2010 was primarily due to the additional charge-offs of $26.3 million on $62.3 million of problem loans transferred to loans held-for-sale as a result of the Company’s decision to sell those loans through a loan sale advisor during the second quarter of 2010.

Individually impaired loans were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$42,874	$37,941
Impaired loans with allocated allowance for loan losses	47,985	82,599

Total	$90,859	$120,540

Amount of the allowance for loan losses allocated	$15,708	$19,803

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Average of individually impaired loans	$118,704	$82,295	$119,316	$71,634
Interest income recognized during impairment	1,622	1,010	3,138	1,860
Cash-basis interest income recognized	1,622	968	3,138	1,692

Non-accrual loans and loans past due 90 days still on accrual were as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
Loans past due over 90 days still on accrual	$1,845	$—
Nonaccrual loans	46,174	51,674

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A general loan loss allowance is provided on loans not specifically identified as impaired (non-impaired loans). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more relevance to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program, commonly used by community banks, was used to track and allocate charge-offs to the various loan grades by loan pools. This enhancement to the reserve methodology, which took into account the charge-offs taken in second quarter 2010, increased the provision for loan losses by $5.4 million for the second quarter of 2010.

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $30.9 million at June 30, 2010, compared to $11.3 million at December 31, 2009. The enhancement to the reserve methodology mentioned previously allows loan losses to be migrated into Pass loan grade levels. This extended migration analysis process resulted in higher levels of quantitative reserves required for the various Pass graded loan pools. This change in migration analysis and overall methodology as of June 30, 2010 including the effects of the loans transferred to held for sale, resulted in a one-time increase of $15.4 million in a quantitative general loan loss allowance and a decrease of $8.9 million in a qualitative loan loss allowance.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances on the non-impaired loan portfolio for the following factors, among others, that have a bearing on its loss content:

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

The qualitative loan loss allowance on the non-impaired loan portfolio was $16.4 million at June 30, 2010 compared to $28.4 million at December 31, 2009. The following table presents the allocation of the specific and general components of the allowance by significant loan types:

	June 30, 2010				December 31, 2009
	(Dollars in thousands)
	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total
Impaired loans	$53,561	$31,270	$6,028	$90,859	$94,600	$23,598	$2,342	$120,540
Specific allowance	$(3,757)	$(10,142)	$(1,809)	$(15,708)	$(10,852)	$(8,676)	$(275)	$(19,803)
Loss coverage ratio	7.01%	32.43%	30.01%	17.29%	11.47%	36.77%	11.74%	16.43%
Non-impaired loans	$1,450,538	$449,541	$119,935	$2,020,014	$1,500,619	$464,138	$123,646	$2,088,403
General allowance	$(30,097)	$(13,802)	$(3,381)	$(47,280)	$(30,193)	$(6,979)	$(2,449)	$(39,621)
Loss coverage ratio	2.07%	3.07%	2.82%	2.34%	2.01%	1.50%	1.98%	1.90%
Total loans*	$1,504,099	$480,811	$125,963	$2,110,873	$1,595,219	$487,736	$125,988	$2,208,943
Total allowance for loan losses	$(33,854)	$(23,944)	$(5,190)	$(62,988)	$(41,045)	$(15,655)	$(2,724)	$(59,424)
Loss coverage ratio	2.25%	4.98%	4.12%	2.98%	2.57%	3.21%	2.16%	2.69%

*	Excludes the guaranteed portion of delinquent SBA loans.
**	Includes residential real estate, construction, trade finance and consumer loans.

Under certain circumstances, we will provide borrowers relief through loan modifications. These modifications are either temporary in nature (temporary modifications), or are more substantive troubled debt restructurings. At June 30, 2010 total modified loans were $90.9 million, compared to $108.4 million at December 31, 2009. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to substandard or special mention. At June 30, 2010 total temporary modifications outstanding were $32.0 million compared to $26.3 million at December 31, 2009. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with FASB ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructured (TDR) loans are defined by FASB ASC 310-40, “Troubled Debt Restructurings by Creditors” and FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with FASB ASC 310-10-35. At June 30, 2010, loans classified as TDRs totaled $58.9 million, of which $25.0 million were on non-accrual status and $33.9 million were on accrual status. At December 31, 2009, loans classified as a TDR totaled $82.1 million, of which $17.8 million was on non-accrual status and $64.3 million was on accrual status. The Company has allocated $11.3 million and $14.1 million of specific reserves to TDRs as of June 30, 2010 and December 31, 2009, respectively. TDRs are generally downgraded to substandard. The decrease in TDRs is primarily due to TDR loans transferred to loans held for sale during the second quarter of 2010. As of June 30, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

7. Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $595.4 million at June 30, 2010. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB-SF equal to at least 100% of outstanding advances.

At June 30, 2010 and December 31, 2009, real estate secured loans with a carrying amount of approximately $1.1 billion and $1.1 billion, respectively, were pledged as collateral for borrowings from the FHLB-SF. At June 30, 2010 and December 31, 2009, other than FHLB-SF stock, no securities were pledged as collateral for borrowings from the FHLB-SF.

At June 30, 2010 and December 31, 2009, FHLB-SF borrowings were $350 million, had a weighted average interest rate of 3.42% and 3.46%, respectively, and had various maturities through September 2016. At June 30, 2010 and December 31, 2009, we had advances with various put dates and strike prices were $150 million. The cost of FHLB borrowings as of June 30, 2010 ranged between 1.68% and 4.57%. At June 30, 2010, the Company had a remaining borrowing capacity of $245.0 million.

At June 30, 2010, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$75,000	$225,000
Due after one year through five years	270,000	120,000
Due after five years through ten years	5,000	5,000

	$350,000	$350,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 96% of the fair value of the securities that we pledge and up to 63% of the outstanding principal balance of the qualifying loans that we pledge. At June 30, 2010, the outstanding principal balance of the qualifying loans was $372.9 million. As of June 30, 2010 and December 31, 2009, no borrowing was outstanding against the line.

8. Subordinated Debentures

At June 30, 2010, five wholly-owned subsidiary grantor trusts that were established by Nara Bancorp at various times had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures for such securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption of the Debentures as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and the related Debentures at June 30, 2010:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 3/31/10	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	N/A	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	3.69%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.15%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.49%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.19%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at June 30, 2010 and December 31, 2009 is included in other assets. Although the securities issued by of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $63.7 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount, up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2010, all of the combined $101.7 million of the trusts’ securities and preferred stock outstanding qualified as Tier 1 capital.

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

In January of 2008, the Company entered into five interest rate swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company received a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (“6 Mo. LIBOR”), and paid a fixed rate of 3.57%, until January 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. These interest swap agreements matured on January 14, 2010 and the Company did not have any outstanding interest rate swap agreements at June 30, 2010.

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another two-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The up front fee paid to the counterpary in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At June 30, 2010, the aggregate fair value of the outstanding interest rate caps was $320 thousand and we recognized mark-to-market losses on valuation of $506 thousand for the quarter and $748 thousand for the six months ended June 30, 2010.

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	June 30, 2010		December 31, 2009
	(Dollars in Thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$320	Other Assets	$177
Interest rate swaps	Other Liabilities	—	Other Liabilities	(645)

Total derivatives not designated as hedging instruments		$320		$(468)

The effects of derivative instruments on the Consolidated Statement of Income for the three months ended June 30, 2010 and 2009 are as follows:

		Three Months Ended,		Six Months Ended,
		6/30/2010	6/30/2009	6/30/2010	6/30/2009
	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(506)	$(185)	$(748)	$(337)

Total		$(506)	$(185)	$(748)	$(337)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and six months ended June 30, 2010 and 2009.

Three Months Ended June,

(Dollars in thousands)

	Business Segment
2010	Banking Operations	TFS*	SBA	Company
Net interest income, before provision for loan losses	$21,215	$2,860	$2,733	$26,808
Less provision for loan losses	25,955	2,570	13,798 **	42,323
Non-interest income	2,568	662	230	3,460

Net revenue	(2,172)	952	(10,835)	(12,055)
Non-interest expense	14,057	522	1,388	15,967

Income (loss) before income taxes	$(16,229)	$430	$(12,223)	$(28,022)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,390,512	$244,594	$265,959	$2,901,065

2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$17,148	$1,080	$3,032	$21,260
Less provision for loan losses	11,814	3,122	4,064	19,000
Non-interest income	2,433	513	839	3,785

Net revenue	7,767	(1,529)	(193)	6,045
Non-interest expense	14,207	647	1,968	16,822

Income (loss) before income taxes	$(6,440)	$(2,176)	$(2,161)	$(10,777)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,761,812	$164,591	$334,406	$3,260,809

*	Beginning in 2010, we reevaluated our method of charging fund transfer costs to each business unit and made certain changes to the method. This change resulted in a significant difference in the fund transfer cost for the Trade Finance Operation.
**	A substantial portion of the loans transferred to loans held for sale, which were marked down to be carried at the lower of cost or fair value upon transfer, was from the SBA segment.

Six Months Ended June,

(Dollars in thousands)

	Business Segment
2010	Banking Operations	TFS*	SBA	Company
Net interest income, before provision for loan losses	$41,961	$4,880	$5,210	$52,051
Less provision for loan losses**	45,797	5,564	16,369	67,730
Non-interest income	10,880	1,219	745	12,844

Net revenue	7,044	535	(10,414)	(2,835)
Non-interest expense	27,303	995	1,853	30,151

Income (loss) before income taxes	$(20,259)	$(460)	$(12,267)	$(32,986)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,390,512	$244,594	$265,959	$2,901,065

2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$34,084	$1,874	$5,741	$41,699
Less provision for loan losses	19,844	3,122	11,704	34,670
Non-interest income	5,914	955	1,281	8,150

Net revenue	20,154	(293)	(4,682)	15,179
Non-interest expense	26,270	1,449	4,351	32,070

Income (loss) before income taxes	$(6,116)	$(1,742)	$(9,033)	$(16,891)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,761,812	$164,591	$334,406	$3,260,809

*	Beginning in 2010, we reevaluated our method of charging fund transfer costs to each business unit and made certain changes to the method. This change resulted in a significant difference in the fund transfer cost for the Trade Finance Operation.
**	The increase in 2010 from 2009 was primarily due to the charge-offs taken on the loans that were transferred to loans held for sale during the second quarter 2010.

The SBA business segment primarily originates for sale and services SBA loans. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at June 30, 2010 and 2009 included SBA loans (principally, the unguaranteed portion) of $100.0 million and $92.4 million; commercial real estate loans of $129.8 million and $197.3 million; and commercial business loans of $14.4 million and $14.9 million, respectively.

11. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. We had total unrecognized tax benefits of $173 thousand at June 30, 2010 and $151 thousand at December 31, 2009 that related primarily to uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $173 thousand and $151 thousand at June 30, 2010 and December 31, 2009, respectively. The amount of unrecognized tax benefits increased slightly due to the uncertainties related to income taxes for the California Enterprise Zone loan interest deductions added in 2010.

We recognize interest and penalties related to income tax matters in income tax expense. We accrued approximately $16 thousand and $11 thousand for interest and penalties at June 30, 2010 and December 31, 2009, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. At June 30, 2010, the Company has cumulative losses of $11.9 million for the three years from July 1, 2007 to June 30, 2010. The cumulative loss was primarily driven by an additional provision for losses of $26 million as a result of the Company’s decision to sell its substandard non-accrual loans through a loan sale advisor to improve the quality of the Company’s loan portfolio in the second quarter of 2010. Without this additional provision, the Company would have cumulative income of approximately $14.1 million. Based on the Company’s ability to carryback up to $24 million of potential pre-tax losses generated in future years to prior years and other positive evidences including (1) the Company’s history of having taxable income, including during 2008 and 2009, (2) projection of taxable income in future years, based on the improvement of net interest margin and pre-tax pre-provision earnings, and (3) various tax planning strategies, included, but not limited to the sale of various loans, securities and/or core deposits, as well as the sale of certain lines of business or assets, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2010.

12. Fair Value Measurements

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

Other Real Estate Owned

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales, if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 2 inputs). The fair value of non-performing loans held for sale is generally based upon the fair value of the collateral which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	At June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$57,390	$—	$57,390	$—
GSE collateralized mortgage obligations	128,563	—	128,563	—
GSE mortgage-backed securities	225,558	—	225,558	—
Corporate note	3,597	—	3,597	—
Municipal bonds	5,443	—	5,443	—
Mutual funds	5,607	5,607	—	—
Derivatives - Interest rate caps	320	—	320	—

		Fair Value Measurements Using
	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$85,229	$—	$85,229	$—
GSE collateralized mortgage obligations	191,035	—	191,035	—
GSE mortgage-backed securities	492,214	—	492,214	—
Corporate note	3,424	—	3,424	—
Municipal bonds	5,325	—	5,325	—
Mutual funds	5,463	5,463	—	—
Derivatives - Interest rate caps	177	—	177	—
Liabilities:
Derivatives - Interest rate swaps	(645)	—	(645)	—

Fair value adjustments for interest rate caps resulted in a net expense of $748 thousand for the six months ended June 30, 2010 and $181 thousand for the year ended December 31, 2009. Fair value adjustments for interest rate swaps resulted in a net expense of $405 thousand for the year ended December 31, 2009. There were no interest rate swaps outstanding at June 30, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$35,634	$—	$—	$35,634
Non-accrual loans held for sale, net	35,954	—	35,954	—
Other real estate owned	1,456	—	—	1,456

		Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$81,309	$—	$67,541	$13,768
Other real estate owned	1,981	—	1,981	—

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a carrying amount of $58.9 million at June 30, 2010, after partial charge-offs of $10.9 million. In addition, these loans had a specific valuation allowance of $5.5 million at June 30, 2010. Of this $58.9 million, $41.1 million were carried at their fair value of $35.6 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $17.8 million were carried at cost at June 30, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $31.9 million at June 30, 2010 which are measured based on the present value of expected cash flows. Of these $27.0 million were carried below cost as a result of charge-offs or assigned specific reserves of $10.2 million at June 30, 2010. The remaining $4.9 million of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances for the three and six months ended June 30, 2010 on impaired loans carried at the fair value of loan collateral at June 30, 2010 resulted in additional provision for loan losses of $14.0 million and $33.2 million, respectively.

Impaired loans, which are measured for impairment using the fair value of collateral, had a carrying amount of $120.5 million at December 31, 2009, after partial charge-offs of $17.0 million. In addition, these loans had a specific valuation allowance of $19.8 million at December 31, 2009. Of the $120.5 million impaired loan portfolio at December 31, 2009, $101.1 million were carried at their fair value of $81.3 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $19.4 million were carried at cost at December 31, 2009, as the fair value of the collateral on these loans exceeded the book value for each individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $51.2 million.

Other real estate owned carried at its fair value had a carrying amount of $1.5 million at June 30, 2010, which is made up of an outstanding balance of $2.2 million, with a valuation allowance of $785 thousand. Changes in the valuation allowance on other real estate owned outstanding at June 30, 2010 resulted in a write-down of $785 thousand and $942 thousand for the three and six months ended June 30, 2010.

Other real estate owned carried at its fair value, had a carrying amount of $2.0 million at December 31, 2009, which is made up of an outstanding balance of $2.5 million, with a valuation allowance of $484 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $1.7 million during 2009.

Non-accrual loans held for sale were carried at their fair value of $36.0 million, which was made up of the outstanding balance of $62.3 million, after partial charge-offs and corresponding provision for loan losses of $26.3 million. The remaining $5.5 million of loans held for sale were carried at cost at June 30, 2010, as fair value of these loans exceeded the book value for each individual credit. The charge-offs on loans held for sale were $27.7 million and $31.7 million for the three and six months ended June 30, 2010.

There were no non-accrual loans held for sale at December 31, 2009. The balance of $4.8 million in loans held for sale were carried at cost at December 31, 2009, as fair value of these loans exceeded the book value for each individual credit. The charge-offs on loans held for sale were $1.2 million the year ended December 31, 2010.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$203,135	$203,135
Loans held for sale	5,518	5,947
Loans receivable - net	2,028,092	2,086,299
Federal Reserve Bank stock	6,362	N/A
Federal Home Loan Bank stock	19,194	N/A
Accrued interest receivable	8,272	8,272
Customers’ liabilities on acceptances	12,588	12,588
Financial Liabilities:
Noninterest-bearing deposits	$(342,409)	$(342,409)
Saving and other interest bearing demand deposits	(735,912)	(735,912)
Time deposits	(1,052,068)	(1,056,218)
Borrowings from Federal Home Loan Bank	(350,000)	(367,893)
Subordinated debentures	(39,268)	(40,282)
Secured borrowing	(3,325)	(3,325)
Accrued interest payable	(3,863)	(3,863)
Bank’s liabilities on acceptances outstanding	(12,588)	(12,588)

	December 31, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$125,592	$125,592
Loans held for sale	4,756	4,828
Loans receivable - net	2,080,700	2,106,065
Federal Reserve Bank stock	4,399	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	11,261	11,261
Customers’ liabilities on acceptances	10,488	10,488
Financial Liabilities:
Noninterest-bearing deposits	$(330,489)	$(330,489)
Saving and other interest bearing demand deposits	(660,992)	(660,992)
Time deposits	(1,442,709)	(1,450,103)
Borrowings from Federal Home Loan Bank	(350,000)	(363,563)
Subordinated debentures	(39,268)	(40,657)
Accrued interest payable	(12,674)	(12,674)
Bank’s liabilities on acceptances outstanding	(10,488)	(10,488)

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

13. Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net loss	$(15,877)	$(6,008)	$(18,409)	$(9,188)
Unrealized holding gains (losses) on securities available-for sale and interest only strips	5,532	(2,760)	10,429	3,283
Reclassification adjustments for gains realized in income	(96)	(220)	(6,392)	(1,005)

Net unrealized gain (loss)	5,436	(2,980)	4,037	2,278
Tax expense (benefit)	2,137	(1,186)	1,559	894

Net of tax amount	$3,299	$(1,794)	$2,478	$1,384

Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	$(11)	$(35)	$(22)	$(70)

Net unrealized gain (loss)	(11)	(35)	(22)	(70)
Tax expense (benefit)	(4)	(14)	(9)	(28)

Net of tax amount	$(7)	$(21)	$(13)	$(42)

Total other comprehensive income (loss)	$3,292	$(1,815)	$2,465	$1,342

Comprehensive loss	$(12,585)	$(7,823)	$(15,944)	$(7,846)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June,		At or for the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$36,593	$38,410	$75,254	$74,469
Interest expense	9,785	17,150	23,203	32,770

Net interest income	26,808	21,260	52,051	41,699
Provision for loan losses	42,323	19,000	67,730	34,670

Net interest income after provision for loan losses	(15,515)	2,260	(15,679)	7,029
Non-interest income	3,460	3,785	12,844	8,150
Non-interest expense	15,967	16,822	30,151	32,070

Loss before income tax benefit	(28,022)	(10,777)	(32,986)	(16,891)
Income tax benefit	(12,145)	(4,769)	(14,577)	(7,703)

Net loss	$(15,877)	$(6,008)	$(18,409)	$(9,188)

Dividends and discount accretion on preferred stock	$(1,073)	$(1,069)	$(2,144)	$(2,137)

Net loss available to common stockholders	$(16,950)	$(7,077)	$(20,553)	$(11,325)

Per Share Data:
Earnings (loss) per common share - basic	$(0.45)	$(0.27)	$(0.54)	$(0.43)
Earnings (loss) per common share - diluted	$(0.45)	$(0.27)	$(0.54)	$(0.43)
Book value (period end, excluding preferred stock and warrants)	$7.52	$8.14	$7.52	$8.14
Common shares outstanding	37,956,527	26,256,960	37,956,527	26,256,960
Weighted average shares - basic	37,921,885	26,256,960	37,875,494	26,253,627
Weighted average shares - diluted	37,921,885	26,256,960	37,875,494	26,253,627

Statement of Financial Condition Data - at Period End:
Assets	$2,901,065	$3,260,809	$2,901,065	$3,260,809
Securities available for sale	426,158	745,792	426,158	745,792
Gross loans, net of deferred loan fees and costs * (excludes loans held for sale)	2,110,873	2,080,312	2,110,873	2,080,312
Deposits	2,130,389	2,439,795	2,130,389	2,439,795
Federal Home Loan Bank borrowings	350,000	350,000	350,000	350,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	351,629	281,419	351,629	281,419

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,899,677	$3,007,256	$3,037,248	$2,852,961
Securities available for sale and held to maturity	459,883	530,322	560,395	477,424
Gross loans, including loans held for sale *	2,177,523	2,092,809	2,188,942	2,100,206
Deposits	2,109,103	2,274,661	2,241,078	2,118,335
Stockholders’ equity	367,038	290,959	369,686	291,094
Selected Performance Ratios:
Return on average assets (1) (7)	-2.19%	-0.80%	-1.21%	-0.64%
Return on average stockholders’ equity (1) (7)	-17.30%	-8.26%	-9.96%	-6.31%
Non-interest expense to average assets (1)	2.20%	2.24%	1.99%	2.25%
Efficiency ratio (2)	52.75%	67.17%	46.46%	64.33%
Net interest margin (3) *	3.85%	2.94%	3.57%	3.04%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	13.15%	10.50%	13.15%	10.50%
Tier 1 risk-based capital ratio	16.68%	13.37%	16.68%	13.37%
Total risk-based capital ratio	17.95%	14.63%	17.95%	14.63%
Tangible common equity ratio (8)	9.74%	6.45%	9.74%	6.45%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.98%	2.42%	2.98%	2.42%
Allowance for loan losses to non-performing loans	131.17%	163.17%	131.17%	163.17%
Total non-performing loans to gross loans	2.27%	1.48%	2.27%	1.48%
Total non-performing assets to total assets (6)	2.99%	2.20%	2.99%	2.20%

*	Excludes the guaranteed portion of delinquent SBA loans
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans. $36.0 million in substandard non-accrual loans classified as held for sale were excluded from non-performing assets at June 30, 2010.
(7)	Based on net loss before effect of dividends and discount accretion on preferred stock (8) Excludes TARP preferred stock, net of discount, of $63.7 million and $62.8 million and stock warrants of $2.4 million and $4.8 million at June 30, 2010 and 2009, respectively.
(8)	Excludes TARP preferred stock, net of discount, of $63.7 million and $62.8 million and stock warrants of $2.4 million and $4.8 million at June 30, 2010 and 2009, respectively.

Results of Operations

Overview

During the six months ended June 30, 2010, total assets decreased as we used investments to fund withdrawals of higher yielding retail jumbo time deposits at their maturities. Our total assets decreased $326.9 million, or 10%, to $2.90 billion at June 30, 2010, from $3.23 billion at December 31, 2009. Our deposits decreased $303.8 million, or 13%, to $2.13 billion at June 30, 2010 from $2.43 billion at December 31, 2009. Gross loans also decreased 4% during the six months ended June 30, 2010. We continued to build up our liquidity by selling our investment securities to fund runoffs of retail time deposits, which matured by the second quarter of 2010. Investment securities declined 46% during the first six months of 2010 as a result of sales and paydowns.

Our net loss available to common stockholders for the second quarter of 2010 was ($17.0) million, or ($0.45) per diluted share, compared to the net loss available to common stockholders of ($7.1) million, or ($0.27) per diluted share, for the same period of 2009, representing an increase in net loss of $9.9 million, or 140%. The increase in net loss is primarily due to an increase in provision for loan losses, offset by an increase in net interest income.

The annualized loss on average assets was (2.19%) for the second quarter of 2010, compared to (0.80%) for the same period of 2009. The annualized loss on average equity was (17.30%) for the second quarter of 2010, compared to (8.26%) for the same period of 2009. The efficiency ratio was 52.75% for the second quarter of 2010, compared to 67.17% for the same period of 2009.

Our net loss available to common stockholders for the six months ended June 30, 2010 was ($20.6) million, or ($0.54) per diluted share, compared to net loss available to common stockholders of ($11.3) million, or ($0.43) per diluted share, for the same period of 2009, representing an increase in net loss of $9.2 million, or 81%. The increase in net loss is primarily due to an increase in provision for loan losses, offset by an increase in net interest income and increase in net gains from the sale of securities available for sale.

The annualized loss on average assets was (1.21%) for the six months ended June 30, 2010, compared to (0.64%) for the same period of 2009. The annualized loss on average equity was (9.96%) for the six months ended June 30, 2010, compared to (6.31%) for the same period of 2009. The efficiency ratio was 46.46% for the six months ended June 30, 2010, compared to 64.33% for the same period of 2009.

Net Interest Income and Net Interest Margin

Net Interest Income and Expense

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities (interest-bearing deposits and borrowed funds). Net interest income is affected by changes in the respective volumes of interest-earning assets and funding liabilities as well as by changes in the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.

Net interest income before provision for loan losses was $26.8 million for the second quarter of 2010, an increase of $5.5 million, or 26%, compared to $21.3 million for the same period of 2009. The increase is primarily due to an improved net interest margin. The net interest margin improved to 3.85% for the second quarter 2010, compared to 2.94% for the same period of 2009. The improvement in the net interest margin was primarily caused by the downward repricing of our interest bearing liabilities.

Interest income for the second quarter of 2010 was $36.6 million compared to $38.4 million for the same period of 2009. Interest income increased $492 thousand due to an increase in the volume of average interest-earning assets. The increase was offset by a $2.3 million decrease in interest income due to a decrease in the average yield earning on average interest-earning assets, particularly in investment securities

Interest expense for the second quarter of 2010 was $9.8 million, a decrease of $7.4 million, or 43%, compared to interest expense of $17.2 million for the same quarter of 2009. The decrease was primarily the result of a $6.0 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $1.4 million decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net interest income before provision for loan losses was $52.1 million for the six months ended June 30, 2010, an increase of $10.4 million, or 25%, compared to $41.7 million for the same period of 2009. The increase is primarily due to the increase in average interest earning assets and an improved net interest margin. Average interest earning assets increased $175 million, or 6%, to $2.92 billion at June 30, 2010 from $2.74 billion at June 30, 2009. The net interest margin improved to 3.57% for the six months ended June 30, 2010, compared to 3.04% for the same period of 2009. The improvement in the net interest margin was caused by the downward repricing of our interest bearing liabilities.

Interest income for the six months ended June 30, 2010 was $75.3 million compared to $74.5 million for the same period of 2009. Interest income increased $4.3 million due to an increase in the volume of average interest-earning assets. The increase was offset by a $3.5 million decrease in interest income due to a decrease in the average yield earning on average interest-earning assets, particularly in investment securities

Interest expense for the six months ended June 30, 2010 was $23.2 million, a decrease of $9.6 million, or 29%, compared to interest expense of $32.8 million for the same period of 2009. The decrease was primarily the result of a $9.9 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities (rate change), offset by a $311 thousand increase in interest expense due to an increase in the volume of average interest-bearing liabilities (volume change).

Net Interest Margin

During the second quarter 2010, our net interest margin increased 91 basis points to 3.85% from 2.94% for the same quarter of last year. The weighted average yield on the loan portfolio for the second quarter 2010 slightly decreased by 4 basis points to 6.16% from 6.20% for the same quarter of last year.

The weighted average yield on our investment securities for the second quarter 2010 decreased 180 basis points to 2.51% from 4.31% for the same quarter 2009. The decrease was primarily attributable to $788 million in new investment securities purchased during 2009, which had lower yields than the weighted average yield of the portfolio at June 30, 2009. The weighted average yield on available-for-sale investment securities purchased during 2009 was 3.8%. The yield also decreased due to the sales of securities to balance the duration and mix of the investment portfolio as well as for liquidity purposes during the fourth quarter of 2009 and the first quarter of 2010. Lastly, an accelerated amortization of the premium on the mortgage baked securities issued by FNMA and FHLMC as a result of an accelerated repurchase during the first half of 2010 of seriously delinquent loans by FNMA and FHLMC contributed to the lower investment yield. The effect of such premium amortization on net interest margin was approximately 20 basis points for second quarter 2010 and 12 basis points for first quarter 2010.

The weighted average cost of deposits for the second quarter of 2010 decreased 116 basis points to 1.19% from 2.35% for the same quarter last year. The cost of time deposits decreased 127 basis points to 1.49% from 2.76%, accounting for a substantial portion of the decrease. During the quarter, approximately $574 million in time deposits with an average rate of 2.78% matured, of which approximately 46% were retained and repriced to an average rate of 1.53%.

Following are selected weighted average data on a spot rate basis at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Weighted average loan portfolio yield (excluding discounts)	5.99%	6.03%
Weighted average securities available-for-sale portfolio yield	2.93%	4.60%
Weighted average cost of deposits	1.07%	2.27%
Weighted average cost of total interest-bearing deposits	1.28%	2.62%
Weighted average cost of FHLB advances	3.42%	3.75%
Net interest margin	3.83%	2.94%

Prepayment penalty income for the second quarter of 2010 and 2009 was $123 thousand and $145 thousand, respectively. Non-accrual interest income reversed was $304 thousand and $169 thousand for the second quarter of 2010 and 2009, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the second quarter 2010 and 2009 would have been as 3.88% and 2.94%, respectively.

During the six months ended June 30, 2010, our net interest margin increased 53 basis points to 3.57% from 3.04% for the same period of last year. The weighted average yield on the loan portfolio for the six months ended June 30, 2010 was 6.11%, which remained the same from the same quarter of last year.

The weighted average yield on our investment securities for the six months ended June 30, 2010 decreased 136 basis points to 2.85% from 4.20% for the same period of 2009. The decrease was for the reasons mentioned previously in the second quarter discussion.

The weighted average cost of deposits for the six months ended June 30, 2010 decreased 93 basis points to 1.45% from 2.38% for the same period of 2009. The cost of time deposits decreased 86 basis points to 1.92% from 2.78%, accounting for a substantial portion of the decrease. The decrease was for the reasons mentioned previously in the second quarter discussion.

Prepayment penalty income for the six months ended June 30, 2010 and 2009 was $296 thousand and $292 thousand, respectively. Non-accrual interest income reversed was $1.1 million and $560 thousand for the six months ended June 30, 2010 and 2009, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the six months ended June 30, 2010 and 2009 would have been 3.62% and 3.06%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,177,523	$33,510	6.16%	$2,092,809	$32,461	6.20%
Securities available for sale (3)	459,883	2,884	2.51%	530,322	5,710	4.31%
FRB and FHLB stock and other investments	142,210	192	0.54%	266,179	212	0.32%
Federal funds sold	4,615	7	0.61%	5,934	27	1.82%

Total interest earning assets	$2,784,231	$36,593	5.26%	$2,895,244	$38,410	5.31%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$591,012	$1,603	1.08%	$416,561	$2,417	2.32%
Savings	135,906	828	2.44%	117,948	1,008	3.42%
Time deposits:
$100,000 or more	461,708	1,349	1.17%	679,064	4,109	2.42%
Other	571,790	2,499	1.75%	763,999	5,831	3.05%

Total time deposits	1,033,498	3,848	1.49%	1,443,063	9,940	2.76%

Total interest bearing deposits	1,760,416	6,279	1.43%	1,977,572	13,365	2.70%

FHLB advances	350,000	2,981	3.41%	350,000	3,263	3.73%
Other borrowings	40,927	525	5.13%	37,764	522	5.53%

Total interest bearing liabilities	2,151,343	$9,785	1.82%	2,365,336	$17,150	2.90%

Non-interest bearing demand deposits	348,687			297,089

Total funding liabilities / cost of funds	$2,500,030		1.57%	$2,662,425		2.58%

Net interest income/net interest spread		$26,808	3.44%		$21,260	2.41%

Net interest margin			3.85%			2.94%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			3.90%			2.96%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)			3.88%			2.94%
Cost of deposits:
Non-interest demand deposits	$348,687	$—		$297,089	$—
Interest bearing deposits	1,760,416	6,279	1.43%	1,977,572	13,365	2.70%

Total deposits	$2,109,103	$6,279	1.19%	$2,274,661	$13,365	2.35%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $304 thousand and $169 thousand for the three months ended June 30, 2010 and 2009, respectively.
(5)	Loan prepayment fee income excluded was $123 thousand and $145 thousand for the three months ended June 30, 2010 and 2009, respectively.

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,188,942	$66,858	6.11%	$2,100,206	$64,133	6.11%
Securities available for sale (3)	560,395	7,972	2.85%	477,424	10,030	4.20%
FRB and FHLB stock and other investments	154,134	375	0.49%	158,692	278	0.35%
Federal funds sold	12,265	49	0.80%	4,110	28	1.36%

Total interest earning assets	$2,915,736	$75,254	5.16%	$2,740,432	$74,469	5.43%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$548,078	$2,894	1.06%	$379,905	$4,681	2.46%
Savings	135,177	1,633	2.42%	114,609	2,016	3.52%
Time deposits:
$100,000 or more	681,367	6,308	1.85%	629,474	7,654	2.43%
Other	536,127	5,391	2.01%	700,963	10,839	3.09%

Total time deposits	1,217,494	11,699	1.92%	1,330,437	18,493	2.78%

Total interest bearing deposits	1,900,749	16,226	1.71%	1,824,951	25,190	2.76%

FHLB advances	350,000	5,997	3.43%	359,252	6,499	3.62%
Other borrowings	40,350	980	4.86%	37,985	1,081	5.69%

Total interest bearing liabilities	2,291,099	$23,203	2.03%	2,222,188	$32,770	2.95%

Non-interest bearing demand deposits	340,329			293,384

Total funding liabilities / cost of funds	$2,631,428		1.76%	$2,515,572		2.61%

Net interest income/net interest spread		$52,051	3.14%		$41,699	2.49%

Net interest margin			3.57%			3.04%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			3.65%			3.08%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)			3.62%			3.06%
Cost of deposits:
Non-interest demand deposits	$340,329	$—		$293,384	$—
Interest bearing deposits	1,900,749	16,226	1.71%	1,824,951	25,190	2.76%

Total deposits	$2,241,078	$16,226	1.45%	$2,118,335	$25,190	2.38%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $1.1 million and $560 thousand for the six months ended June 30, 2010 and 2009, respectively.
(5)	Loan prepayment fee income excluded was $296 thousand and $292 thousand for the six months ended June 30, 2010 and 2009, respectively.

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

	Three months ended June 30, 2010 over June 30, 2009
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$1,049	$(256)	$1,305
Interest on securities	(2,826)	(2,144)	(682)
Interest on other investments	(20)	106	(126)
Interest on federal funds sold	(20)	(15)	(5)

Total interest income	$(1,817)	$(2,309)	$492

INTEREST EXPENSE :
Interest on demand deposits	$(814)	$(1,589)	$775
Interest on savings	(180)	(318)	138
Interest on time deposits	(6,092)	(3,766)	(2,326)
Interest on FHLB borrowings	(282)	(282)	—
Interest on other borrowings	3	(39)	42

Total interest expense	$(7,365)	$(5,994)	$(1,371)

Net Interest Income	$5,548	$3,685	$1,863

	Six months ended June 30, 2010 over June 30, 2009
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME :
Interest and fees on loans	$2,725	$15	$2,710
Interest on securities	(2,058)	(3,604)	1,546
Interest on other investments	97	105	(8)
Interest on federal funds sold	21	(16)	37

Total interest income	$785	$(3,500)	$4,285

INTEREST EXPENSE :
Interest on demand deposits	$(1,787)	$(3,342)	$1,555
Interest on savings	(383)	(704)	321
Interest on time deposits	(6,794)	(5,329)	(1,465)
Interest on FHLB borrowings	(502)	(338)	(164)
Interest on other borrowings	(101)	(165)	64

Total interest expense	$(9,567)	$(9,878)	$311

Net Interest Income	$10,352	$6,378	$3,974

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

The provision for loan losses for the second quarter of 2010 was $42.3 million, an increase of $23.3 million, or 123%, from $19.0 million for the same period last year. The increase in the provision for loan losses is primarily due to the charge offs taken on the loans that were transferred to loans held for sale at June 30, 2010 and to a lesser extent also due to the impact of enhancing the methodology for calculating the allowance for loan losses as discussed in Footnote 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses. The charge-offs were taken to reduce the carrying value of such loans to estimated current market value as the Bank no longer intends to hold such loans to maturity.

Net charge-offs increased to $43.3 million for the second quarter of 2010, compared to $19.2 million for the same period last year. Higher net charge-offs were primarily due to the loans transferred to loans held for sale as mentioned previously.

During the second quarter of 2010, the Company entered into an agreement with a loan sale advisor for assistance in selling approximately $63.3 million of problem assets, resulting in additional loan charge offs and other valuation adjustments of $26.7 million to mark such assets to estimated fair market value, less selling costs. The assets are being marketed under a competitive bidding process in which the Company determines what bids will be accepted. It is anticipated that the closing will occur before August 31, 2010.

The provision for loan losses for the six months ended June 30, 2010 was $67.7 million, an increase of $33.1 million, or 95%, from $34.7 million for the same period last year. The increase is also due to the same reasons previously discussed for the second quarter.

Net charge-offs increased to $64.2 million for the six months ended June 30, 2010, compared to $27.8 million for the same period last year. The higher net charge-offs were primarily due to the previously mentioned transfer of loans to loans held for sale.

See also Footnote 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income is primarily comprised of service fees on deposits accounts, fees received from our trade finance letter of credit operations and net gains on sales of loans and securities available for sale.

Non-interest income for the second quarter of 2010 was $3.5 million, compared to $3.8 million for the same quarter of 2009, a decrease of $325 thousand, or 9%. The decrease was primarily due to an increase in the net valuation loss on interest rate caps of $344 thousand and an increase in net loss on sales of OREO of $383 thousand, partially offset by an increase in net gains on sales of SBA loans of $297 thousand. During the second quarter of 2010, the net valuation loss on interest rate cap contracts was $495 thousand, compared to $151 thousand during the same period of 2009. During the second quarter of 2010, we sold four OREO properties totaling $6.2 million with net losses of $567 thousand. Net gains on sales of SBA loans for the second quarter of 2010 were $329 thousand, compared to $0 for the same quarter of 2009. The net gains recognized in the second quarter were from the deferred gains on $4.1 million of SBA loans sold in the first quarter. During the second quarter of 2010, we sold $3.3 million of SBA loans with deferred gains of $249 thousand, which will be recognized in the third quarter of 2010.

Non-interest income for the six months ended June 30, 2010 was $12.8 million compared to $8.2 million for the same period of 2009, an increase of $4.7 million, or 58%. The increase was primarily due to an increase in net gains on sales of securities available for sale of $5.4 million, partially offset by an increase in net valuation loss on interest rate swaps of $459 thousand. During the six months ended June 30, 2010, we sold $201.8 million in securities available for sale at net gains of $6.3 million. During the same period in 2009, we sold $42.9 million in securities available for sale at net gains of $1.0 million. During the six months ended June 30, 2010, the net valuation loss on interest rate contracts was $726 thousand, compared to $267 thousand during the same period of 2009.

The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,572	$1,698	$(126)	-7.4%
International service fees	613	491	122	24.8%
Loan servicing fees, net	443	469	(26)	-5.5%
Wire transfer fees	302	334	(32)	-9.6%
Other income and fees	517	366	151	41.3%
Net gains on sales of SBA loans	329	32	297	928.1%
Net losses on sales of other loans	650	510	140	27.5%
Net gains on sales securities available for sale	96	220	(124)	-56.4%
Net valuation losses on interest rate contracts	(495)	(151)	(344)	-227.8%
Net gains (losses) on sale of OREO	(567)	(184)	(383)	-208.2%

Total non-interest income	$3,460	$3,785	$(325)	-8.6%

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,191	$3,467	$(276)	-8.0%
International service fees	1,152	911	241	26.5%
Loan servicing fees, net	900	944	(44)	-4.7%
Wire transfer fees	595	686	(91)	-13.3%
Other income and fees	870	726	144	19.8%
Net gains on sales of SBA loans	372	95	277	291.6%
Net losses on sales of other loans	650	897	(247)	-27.5%
Net gains on sales securities available for sale	6,392	1,005	5,387	536.0%
Net valuation losses on interest rate contracts	(726)	(267)	(459)	-171.9%
Net gains (losses) on sale of OREO	(552)	(314)	(238)	-75.8%

Total non-interest income	$12,844	$8,150	$4,694	57.6%

Non-interest Expense

Non-interest expense for the second quarter of 2010 was $16.0 million, a decrease of $855 thousand, or 5%, compared to $16.8 million for the same quarter of 2009. The decrease was primarily due to decreases in the FDIC assessment and salaries and benefits expense, partially offset by an increase in credit related expense. The FDIC assessment was lower during second quarter 2010, compared to the same quarter 2009, primarily due to the one-time assessment of $1.47 million paid on June 30, 2009. Excluding the one-time assessment, the FDIC insurance assessment increased $218 thousand, or 22%, due to an increase in the assessment rate, offset by the decrease in average deposit balances. Salaries and employee benefits expense decreased to $6.0 million, a decrease of $574 thousand, or 9%, for the second quarter of 2010, compared to $6.6 million for the same quarter of 2009. The decrease is primarily due to decreases in stock compensation expense and in the number of full-time equivalent employees, which decreased to 347 at June 30, 2010 from 368 at June 30, 2009. The decrease in stock compensation expense is primarily due to the completed amortization of stock compensation costs over the vesting period of certain stock options and grants. Credit related expense increased $756 thousand, or 77%, to $1.7 million for second quarter 2010, compared to $986 thousand for the same period last year. The increase was primarily due to increases in OREO valuation allowances and the increase in the allowance for unfunded loan commitments.

Non-interest expense for the six months ended June 30, 2010 was $30.2 million, a decrease of $1.9 million, or 6%, compared to $32.1 million for the same period of 2009. The decrease was primarily due to decreases in the FDIC assessment and salaries and benefits expense, partially offset by increases in furniture and equipment expense and professional fees. The FDIC assessment and salaries and benefits expense were lower for the reasons mentioned previously. The increase of $231 thousand in furniture and equipment expense was due to the increase in IT related expenditures. The increase of $352 thousand in professional fees is primarily due to the services we outsourced, including temporary staffing, search fees for directors and the CFO position, and system conversion consulting fees.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$5,977	$6,551	$(574)	-8.8%
Occupancy	2,424	2,484	(60)	-2.4%
Furniture and equipment	884	736	148	20.1%
Advertising and marketing	612	505	107	21.2%
Data processing and communications	1,051	990	61	6.2%
Professional fees	756	428	328	76.6%
FDIC assessment	1,191	2,446	(1,255)	-51.3%
Credit related expenses	1,742	986	756	76.7%
Other	1,330	1,696	(366)	-21.6%

Total non-interest expense	$15,967	$16,822	$(855)	-5.1%

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$11,570	$12,994	$(1,424)	-11.0%
Occupancy	4,851	4,910	(59)	-1.2%
Furniture and equipment	1,662	1,431	231	16.1%
Advertising and marketing	1,071	962	109	11.3%
Data processing and communications	1,984	1,891	93	4.9%
Professional fees	1,458	1,106	352	31.8%
FDIC assessment	2,558	3,196	(638)	-20.0%
Credit related expenses	2,305	2,474	(169)	-6.8%
Other	2,692	3,106	(414)	-13.3%

Total non-interest expense	$30,151	$32,070	$(1,919)	-6.0%

Provision for Income Taxes

The income tax benefit was $12.1 million and $4.8 million for the second quarter ended June 30, 2010 and 2009, respectively. The effective income tax rate for the quarters ended June 30, 2010 and 2009 was 43.3% and 44.3%, respectively. The income tax benefit was $14.6 million and $7.7 million for the six months ended June 30, 2010 and 2009, respectively. The effective income tax rate for the six months ended June 30, 2010 and 2009 was 44.2% and 45.6%, respectively.

Financial Condition

At June 30, 2010, our total assets were $2.9 billion, a decrease of $326.9 million, or 10%, from $3.23 billion at December 31, 2009. The decrease was primarily due to a 12% decrease in deposits.

Investment Securities Portfolio

As of June 30, 2010, we had $426.2 million in available-for-sale securities, compared to $782.7 million of such securities at December 31, 2009. The net unrealized gain on the available-for sale securities at June 30, 2010 was $8.8 million, compared to a net unrealized gain on such securities of $4.8 million at December 31, 2009. During the six months ended June 30, 2010, we sold $201.8 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains of $6.3 million. No purchases were made during the six months ended June 30, 2010. The sales of securities were part of our on-going asset liability management strategy to rebalance the duration and mix of the investment securities portfolio and to hold higher levels of cash to cover anticipated outflows of time deposits.

Loan Portfolio

As of June 30, 2010, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale and the guaranteed portion of delinquent SBA loans, decreased by $97.9 million, or 4.4%, to $2.11 billion from $2.21 billion at December 31, 2009. Loan originations were impacted by stricter loan underwriting criteria and decreased loan demand during the year. New loan production during the six months ended June 30, 2010 was $150.3 million, compared to $143.3 million during the same period of 2009.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$4,701	0%	$4,801	0%
Commercial & industrial	1,504,099	71%	1,595,219	72%
Construction	55,827	3%	54,084	2%

Total real estate loans	1,564,627	74%	1,654,104	74%
Commercial business	480,811	23%	487,736	22%
Trade finance	50,777	2%	51,411	3%
Consumer and other	17,149	1%	18,035	1%

Total loans outstanding	2,113,364	100%	2,211,286	100%

Less: deferred loan fees	(2,491)		(2,343)

Gross loans receivable	2,110,873		2,208,943
Less: allowance for loan losses	(62,988)		(59,424)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,047,885		2,149,519
Guaranteed portion of delinquent SBA loans	15,841		12,490

Loans receivable, net	$2,063,726		$2,162,009

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $31.5 million at June 30, 2010 and $36.0 million at December 31, 2009 and SBA loans included in commercial and industrial real estate loans were $52.3 million at June 30, 2010 and $54.7 million at December 31, 2009.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Loan commitments	$172,617	$198,807
Standby letters of credit	11,418	9,907
Other commercial letters of credit	39,805	23,575

	$223,840	$232,289

Non-performing Assets

At June 30, 2010, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $86.7 million, a decrease of $31.4 million, or 26.6%, from $118.1 million at December 31, 2009. The decline in nonperforming assets is due primarily to the $63.3 million of problem assets transferred to loans held for sale as a result of the Company’s decision to sell those assets through a loan sale advisor. Accruing troubled debt restructured loans included in non-performing assets decreased $30.4 million to $34.0 million at June 30, 2010, from $64.3 million at December 31, 2009 due primarily to the loans transferred to loans held for sale. The ratio of nonperforming assets to gross loans plus OREO was 4.10% and 5.34% at June 30, 2010 and December 31, 2009, respectively. Non-performing loans decreased $3.7 million during the six months ended June 30, 2010.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$46,174	$51,674
Loans past due 90 days or more, still accruing	1,845	—

Total Nonperforming Loans	48,019	51,674
Other real estate owned	4,709	2,044
Restructured loans	33,950	64,341

Total Nonperforming Assets*	$86,678	$118,059

Nonperforming loans to total gross loans**, excluding loans held for sale	2.27%	2.34%
Nonperforming assets to gross loans plus OREO	4.10%	5.34%

*	Excludes $36.0 million in substandard non-accrual loans classified as loans held for sale at June 30, 2010.
**	Excludes the guaranteed portion of delinquent SBA loans for the amounts indicated at each period as these are 100% guaranteed by the SBA.

Allowance for Loan Losses

The allowance for loan losses was $63.0 million at June 30, 2010, compared to $59.4 million at December 31, 2009. We recorded a provision for loan losses of $67.7 million during the six months ended June 30, 2010, compared to $34.7 million for the same period of 2009. The allowance for loan losses was 2.98% of gross loans at June 30, 2010 and 2.69% of gross loans at December 31, 2009. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $90.9 million and $120.5 million, respectively as of June 30, 2010 and December 31, 2009, with specific allowances of $15.7 million and $19.8 million, respectively.

Total delinquent loans and watch list loans, at June 30, 2010 and December 31, 2009, were as follows:

	6/30/2010	12/31/2009
DELINQUENT LOANS BY TYPE*
Real estate loans	$37,501	$52,660
Commercial business loans	16,194	15,303
Consumer loans	638	1,514

Total Delinquent Loans	$54,333	$69,477

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinquent SBA loans

	6/30/2010	12/31/2009
WATCH LIST LOANS
Special Mention	$46,449	$42,671
Substandard	116,069	153,535
Doubtful	783	3,655
Loss	—	—

Total Watch List Loans	$163,301	$199,861

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	6/30/2010		12/31/2009
Loan Type	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$17	0%	$18	0%
Commercial & industrial real estate	33,854	71%	41,045	73%
Construction	3,512	3%	913	2%
Commercial business loans	23,944	23%	15,655	22%
Trade finance	190	2%	410	2%
Consumer and other	1,471	1%	940	1%
Unallocated	—	N/A	443	N/A

Total	$62,988	100%	$59,424	100%

The percentage allocation of the allowance for loan losses during the six months ended June 30, 2010 changed primarily due to the loans transferred to loans held for sale and enhancement to the reserve methodology discussed in Footnote 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six months ended June 30,
	2010	2009
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,188,942	$2,100,206

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,110,873	$2,080,312

ALLOWANCE:
Balance-beginning of period	$59,424	$43,419
Less: Loan charge-offs:
Residential real estate	119	—
Commercial & industrial real estate	46,513	9,080
Construction	1,274	5,617
Commercial business loans	16,747	11,852
Trade finance	—	92
Consumer and other loans	1,082	1,443

	65,735	28,084

Plus: Loan recoveries
Commercial & industrial real estate	208	166
Commercial business loans	1,302	132
Consumer and other loans	59	36

	1,569	334

Net loan charge-offs	64,166	27,750
Provision for loan losses	67,730	34,670

Balance-end of period	$62,988	$50,339

Net loan charge-offs to average gross loans *	5.86%	2.64%
Allowance for loan losses to total loans at end of period	2.98%	2.42%
Net loan charge-offs to beginning allowance *	215.96%	127.82%
Net loan charge-offs to provision for loan losses	94.74%	80.04%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $2.5 million and $1.6 million at June 30, 2010 and 2009, respectively. They also exclude the guaranteed portion of delinquent SBA loans of $15.8 million and $19.8 million at June 30, 2010 and 2009.

We believe the allowance for loan losses as of June 30, 2010 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

For further discussion of changes to the allowance for loan losses, see Note 6, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2010, our deposits had decreased by $303.8 million, or 12.5%, to $2.13 billion from $2.43 billion at December 31, 2009. The decrease was primarily due to runoff of matured retail jumbo time deposits as we offered lower renewal interest rates. Most of the runoff was from the deposits raised during the deposit campaign held during the first and second quarter of 2009. Approximately 50% of these matured retail jumbo CDs were retained and either repriced to lower rate CDs or moved to other interest-bearing accounts. The weighted average cost of such deposits decreased 153 basis points to 1.52% at June 30, 2010. The decrease in retail jumbo CDs was offset by increases primarily in non-jumbo CDs and money market accounts. Retail deposits totaled $1.80 billion at June 30, 2010, a decrease of $433 million, or 19.4%, from $2.23 billion at December 31, 2009. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $600.0 million at June 30, 2010, an increase of $75.8 million, or 14.5%, from $524.2 million at December 31, 2009. Total jumbo time deposits were $386.6 million, a decrease of $546.1 million, or 58.5%, from $932.7 million at December 31, 2009.

At June 30, 2010, 16.1% of total deposits were non-interest bearing demand deposits, 49.4% were time deposits and 34.5% were interest bearing demand and saving deposits. By comparison, at December 31, 2009, 13.6% of total deposits were non-interest bearing demand deposits, 59.3% were time deposits, and 27.1% were interest bearing demand and saving deposits. Time deposits continued to dominate our deposit composition; however, our focus on transaction accounts has helped to reduce our dependency on time deposits.

At June 30, 2010, we had $145.6 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $18.1 million and $200.0 million at December 31, 2009, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.21% at June 30, 2010 and were collateralized with securities with a carrying value of $250.8 million.

The following is a schedule of CD maturities as of June 30, 2010.:

Maturity Schedule of Time Deposits

(in millions)

Quarter Ending	Balance*	Weighted Average Interest Rate

September 30, 2010	$115	1.48%
December 31, 2010	109	1.59%
March 31, 2011	135	1.61%
June 30, 2011	86	1.42%

Total one year or less	445	1.53%
Over one year	275	1.82%

Total time deposits	$720	1.64%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At June 30, 2010 and December 31, 2009, we had $350.0 million of FHLB advances with average remaining maturities of 2.4 years. The weighted average rate was 3.42% and 3.46% at June 30, 2010 and at December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, five wholly-owned subsidiary grantor trusts established at various times by Nara Bancorp had issued $38 million of pooled trust preferred securities (“trust preferred securities”). The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We also purchase interest rate caps to protect against increases in market interest rates. We utilize interest rate swap contracts and interest rate caps to help manage the risk of changing interest rates.

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk”.

We continue lease our banking facilities and equipment under non-cancelable operating leases under which we must make monthly payments over periods up to 30 years.

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

Total stockholders’ equity was $351.6 million at June 30, 2010 compared to $368.0 million at December 31, 2009. The decrease was primarily due to the net loss to common stockholders of $20.6 million for the six months ended June 30, 2010. Our ratio of tangible common equity to tangible assets was 9.74% at June 30, 2010, compared to 9.27% at December 31, 2009. The increase was attributable to the decrease in tangible assets.

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

At June 30, 2010, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $380.9 million, compared to $399.4 million at December 31, 2009, representing a decrease of $18.5 million, or 4.6%. This decrease was primarily due to the net loss to common stockholders of $20.6 million for the six months ended June 30, 2010. At June 30, 2010, the total capital to risk-weighted assets ratio was 18.0% and the Tier I capital to risk-weighted assets ratio was 16.7%. The Tier I leverage capital ratio was 13.2%.

As of June 30, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2010:
Total capital (to risk-weighted assets):
Company	$409,929	18.0%	$182,684	8.0%	N/A	N/A
Bank	$393,794	17.3%	$182,435	8.0%	$228,044	10.0%
Tier I capital (to risk-weighted assets):
Company	$380,890	16.7%	$91,342	4.0%	N/A	N/A
Bank	$364,794	16.0%	$91,218	4.0%	$136,827	6.0%
Tier I capital (to average assets):
Company	$380,890	13.2%	$115,852	4.0%	N/A	N/A
Bank	$364,794	12.6%	$115,739	4.0%	$144,673	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital (to risk-weighted assets):
Company	$429,666	18.0%	$191,048	8.0%	N/A	N/A
Bank	$412,261	17.3%	$190,799	8.0%	$238,499	10.0%
Tier I capital (to risk-weighted assets):
Company	$399,447	16.7%	$95,524	4.0%	N/A	N/A
Bank	$382,081	16.0%	$95,399	4.0%	$143,099	6.0%
Tier I capital (to average assets):
Company	$399,447	12.4%	$129,248	4.0%	N/A	N/A
Bank	$382,081	11.8%	$129,841	4.0%	$162,301	5.0%

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

Liquidity Management

Liquidity risk is the risk to earnings or capital that would arise if we were to become unable to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the possibility of having to manage unplanned decreases or changes in funding sources and to recognize or address changes in market conditions that affect our ability to liquidate assets quickly and with a minimum loss of value or to access other sources of cash. Factors considered in liquidity risk management are stability of the deposit base, marketability, maturity, and our ability to pledge investments, the availability of alternative sources of funds, and the demand for credit. We manage liquidity risk by managing interest-earning assets and interest-bearing liabilities, and by maintaining alternative sources of funds as described below.

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

At June 30, 2010, our total borrowing capacity from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank was $818 million, of which $468 million was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and available-for-sale securities that are not pledged as collateral. The carrying value of these assets totaled $379 million at June 30, 2010 compared to $659 million at December 31, 2009. (See also discussion under Financial Condition – Investment Securities Portfolio.) We believe our liquidity sources are stable and adequate.

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

Market risk is the risk of adverse impacts on our future earnings, the fair values of our assets and liabilities, or our future cash flows that may result from changes in the price of a financial instrument. The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALCO meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities . Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2010, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2010		December 31, 2009
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	(5.98%)	(2.45%)	(6.47%)	(10.29%)
+ 100 basis points	(3.8%)	(0.60%)	(4.06%)	(4.31%)
- 100 basis points	3.48%	(0.41%)	2.35%	1.89%
- 200 basis points	(0.02%)	(1.21%)	(1.61%)	1.77%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Chung Lawsuit described in the Company’s Form 10-K for the period ended December 31, 2009 is continuing. The Company filed a motion for summary judgment in March 2010.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2009 Annual Report on Form 10-K, except for further operating losses could require us to establish a valuation allowance on our deferred tax assets. (See Footnote 11 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Income Taxes for further discussion.)

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

NARA BANCORP, INC.

Date: August 9, 2010	/s/ Alvin D. Kang
Alvin D. Kang
President, Chief Executive Officer and
Acting Chief Financial Officer (Principal financial officer)

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