Form 10-Q
period 2010-09-30
NARA BANCORP INC
filed 2010-11-04
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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

As of October 29, 2010 there were 37,966,527 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these and other risk factors, see “Part II, Item 1A. Risk Factors” herein and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited) September 30, 2010	December 31, 2009
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,080	$23,739
Interest-bearing deposit at Federal Reserve Bank	206,081	81,853
Federal funds sold	—	20,000

Total cash and cash equivalents	234,161	125,592

Securities available for sale, at fair value	479,779	782,690
Loans held for sale, at the lower of cost or fair value	12,901	4,756
Loans receivable, net of allowance for loan losses (September 30, 2010 - $63,692 ; December 31, 2009 - $59,424)	2,098,164	2,162,009
Other real estate owned	3,591	2,044
Federal Reserve Bank stock, at cost	6,362	4,399
Federal Home Loan Bank (FHLB) stock, at cost	18,455	19,935
Premises and equipment, net	11,147	10,865
Accrued interest receivable	8,606	11,261
Deferred tax assets, net	38,298	28,875
Customers’ liabilities on acceptances	13,179	10,488
Bank owned life insurance	23,933	23,571
Goodwill	2,509	2,509
Other intangible assets, net	661	1,042
Other assets	33,230	37,921

Total assets	$2,984,976	$3,227,957

	(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) September 30, 2010	December 31, 2009
	(Dollas in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$363,089	$330,489
Interest bearing:
Money market and NOW accounts	688,355	524,188
Savings deposits	137,410	136,804
Time deposits of $100,000 or more	329,855	932,699
Other time deposits	683,947	510,010

Total deposits	2,202,656	2,434,190

Federal Home Loan Bank borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Secured borrowings	8,129	—
Accrued interest payable	4,842	12,674
Acceptances outstanding	13,179	10,488
Other liabilities	10,800	13,362

Total liabilities	2,628,874	2,859,982

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at September 30, 2010 and December 31, 2009	67,000	67,000
Preferred stock discount	(3,033)	(3,737)
Common stock, $0.001 par value; authorized, 100,000,000 shares; issued and outstanding, 37,956,527 and 37,824,007 shares at September 30, 2010 and December 31, 2009, respectively	38	38
Capital surplus	171,111	169,806
Retained earnings	115,365	131,891
Accumulated other comprehensive income, net	5,621	2,977

Total stockholders’ equity	356,102	367,975

Total liabilities and stockholders’ equity	$2,984,976	$3,227,957

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three and nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$33,444	$33,242	$100,302	$97,375
Interest on securities	3,438	8,063	11,410	18,093
Interest on federal funds sold and other investments	248	401	672	707

Total interest income	37,130	41,706	112,384	116,175

INTEREST EXPENSE:
Interest on deposits	5,968	13,638	22,194	38,828
Interest on FHLB advances	3,045	3,355	9,042	9,853
Interest on other borrowings	507	480	1,487	1,562

Total interest expense	9,520	17,473	32,723	50,243

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	27,610	24,233	79,661	65,932
PROVISION FOR LOAN LOSSES	11,100	8,500	78,830	43,170

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	16,510	15,733	831	22,762

NON-INTEREST INCOME:
Service fees on deposit accounts	1,637	1,701	4,828	5,168
International service fees	633	551	1,785	1,462
Loan servicing fees, net	492	482	1,392	1,426
Wire transfer fees	289	326	884	1,012
Other income and fees	539	321	1,409	1,047
Net gains on sales of SBA loans	308	43	680	138
Net gains on sales of other loans	3,725	(169)	4,375	728
Net gains (losses) on sales and calls of securities available for sale	4	1,722	6,396	2,727
Net valuation losses on interest rate swaps	(226)	(85)	(952)	(352)
Net gains (losses) on sales of OREO	(62)	2	(614)	(312)

Total non-interest income	7,339	4,894	20,183	13,044

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,258	6,141	18,065	19,135
Occupancy	2,470	2,526	7,321	7,436
Furniture and equipment	952	731	2,614	2,162
Advertising and marketing	527	386	1,598	1,348
Data processing and communications	951	896	2,935	2,787
Professional fees	627	520	1,848	1,626
FDIC assessments	1,171	984	3,729	4,180
Credit related expenses	1,483	1,150	3,788	3,624
Other	1,254	1,334	3,946	4,440

Total non-interest expense	15,693	14,668	45,844	46,738

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	8,156	5,959	(24,830)	(10,932)
INCOME TAX PROVISION (BENEFIT)	3,056	2,018	(11,521)	(5,685)

NET INCOME (LOSS)	$5,100	$3,941	$(13,309)	$(5,247)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,073)	$(1,069)	$(3,217)	$(3,206)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$4,027	$2,872	$(16,526)	$(8,453)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.11	$0.11	$(0.44)	$(0.32)
Diluted	$0.11	$0.11	(0.44)	(0.32)

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

	Preferred Stock	Preferred Stock Discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss), net	Comprehensive Income (loss)
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$86,843	$141,890	$(1,142)
Issuance of 80,620 shares pursuant to stock plan, net of 10,604 shares for employees tax withholding			70,016		(76)
Tax effects of stock plans					244
Stock-based compensation					1,208
Cash dividends accrued (5%)						(2,512)
Accretion on preferred stock discount		694				(694)
Comprehensive income:
Net loss						(5,247)		$(5,247)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							6,499	6,499
Change in unrealized gain (loss) on interest-only strips, net of tax							9	9
Change in unrealized gain (loss) on interest rate swaps, net of tax							(63)	(63)

Total comprehensive income (loss )								$1,198

BALANCE, SEPTEMBER 30, 2009	$67,000	$(3,970)	26,316,576	$26	$88,219	$133,437	$5,303

	Preferred Stock	Preferred Stock Discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (loss)
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			132,520		1,055
Tax effects of stock plan					(21)
Stock-based compensation					271
Cash dividends accrued (5%)						(2,513)
Accretion of preferred stock discount		704				(704)
Comprehensive income:
Net loss						(13,309)		$(13,309)
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax							2,663	2,663
Change in unrealized gain on interest-only strips, net of tax							1	1
Change in unrealized gain (loss) on interest rate swaps, net of tax							(20)	(20)

Total comprehensive income (loss )								$(10,665)

BALANCE, SEPTEMBER 30, 2010	$67,000	$(3,033)	37,956,527	$38	$171,111	$115,365	$5,621

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,309)	$(5,247)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, net of discount accretion	8,600	2,734
Stock-based compensation expense	271	1,208
Provision for loan losses	78,830	43,170
Valuation adjustment of OREO	1,891	2,057
Proceeds from sales of loans	93,373	14,224
Originations of loans held for sale	(18,921)	(4,178)
Deferred gain on transfer of assets	(790)	—
Net gains on sales of SBA and other loans	(5,055)	(866)
Net change in bank owned life insurance	(362)	(169)
Net gains on sales of securities available for sale	(6,396)	(2,727)
Net losses on sale of premises and equipment	14	—
Net losses on sales of OREO	614	312
Net valuation losses on interest rate swaps	952	352
Change in accrued interest receivable	2,655	(2,894)
Change in deferred income taxes	(11,066)	1
Change in prepaid FDIC insurance	3,371	—
Change in other assets	1,358	(10,927)
Change in accrued interest payable	(7,832)	4,001
Change in other liabilities	(3,580)	567

Net cash provided by operating activities	124,618	41,618

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(104,197)	(86,787)
Proceeds from sales of securities available for sale	208,141	152,486
Proceeds from sales of OREO	8,408	2,740
Purchase of premises and equipment	(2,454)	(1,326)
Purchase of securities available for sale	(96,741)	(597,194)
Purchase of Federal Reserve Bank stock	(1,963)	(2,070)
Redemption of Federal Home Loan Bank stock	1,480	—
Proceeds from matured, called, or paiddown securities available for sale	196,159	98,171
Proceeds from sale of premises and equipment	2	—

Net cash provided by / (used in) investing activities	208,835	(433,980)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(231,534)	548,467
Net change in secured borrowings	8,129	—
Payment of cash dividends on Preferred Stock	(2,513)	(3,180)
Proceeds from FHLB borrowings	10,000	10,000
Repayment of FHLB borrowings	(10,000)	(10,000)
Issuance of additional stock pursuant to various stock plans	1,055	—
Tax effects on issuance of shares from stock plan	(21)	168

Net cash provided by / (used in) financing activities	(224,884)	545,455

NET CHANGE IN CASH AND CASH EQUIVALENTS	108,569	153,093
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,592	49,057

CASH AND CASH EQUIVALENTS, END OF PERIOD	$234,161	$202,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$40,555	$46,242
Income taxes paid	$146	$1,347

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$12,460	$6,833
Transfer from loan receivables to loans held for sale	$76,752	$13,496
Investment securities purchases pending future settlement	$—	$9,464
Investment securities sales pending future settlement	$—	$(10,354)

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

2. Basis of Presentation

Our condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.

The condensed consolidated financial statements include the accounts of Nara Bancorp and its wholly owned subsidiaries, principally Nara Bank. All intercompany transactions and balances have been eliminated in consolidation.

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at September 30, 2010 and the results of our operations for the nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The FASB issued ASU 2010-20 Disclosure about Credit Quality and the Allowance for Credit Losses in July 2010 to provide disclosures that facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on two levels of disaggregation- portfolio segment and class of financing receivable. The disclosure requirements include, among other things, a roll-forward schedule of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the entity’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the entity’s financial statements that include periods beginning on or after January 1, 2011. The Company does not expect a material impact on its consolidated financial statements from adoption of ASU 2010-20 beginning December 31, 2010.

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

The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of Plan participants with those of the Company’s stockholders. The exercise price for shares under an ISO may not be less than 100% of fair market value (“FMV”) on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2007 Plan.

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

The 2007 Plan reserves 1,300,000 shares for issuance. 1,201,000 shares were available for future grants as of September 30, 2010.

The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The stock plan adopted in 2000, under which options and restricted units were previously granted to employees, officers, and directors of the Company, is no longer active and no additional equity awards may be granted under the plan. Options under the 2000 Plan were granted with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Some restricted units were awarded under the 2000 plan to participants at the fair market value of the Company’s common stock on the date of award and all units granted under this plan were fully vested on the third anniversary of the grant. Compensation expense for the awards was recorded over the vesting period.

For the nine months ended September 30, 2010, 0 stock options and 15,000 restricted stock awards were granted under the 2007 Plan. The fair value of restricted stock awards granted is the fair market value of the Company’s common stock on date of grant. The fair value of each option granted for the nine months ended September 30, 2009 was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility was based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2010	1,033,250	$11.80
Granted	—	—
Exercised	(120,000)	8.64
Forfeited	(320,000)	17.28

Outstanding - September 30, 2010	593,250	$9.49	3.07	$279,000

Options exercisable - September 30, 2010	561,250	$9.54	2.76	$279,000
Unvested options expected to vest after September 30, 2010	23,539	$8.64	8.46	$—

The following is a summary of restricted and performance unit activity under the Plan for the nine months ended September 30, 2010:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2010	58,300	$10.23
Granted	15,000	8.97
Vested	(13,400)	11.27
Forfeited	(23,700)	10.59

Outstanding - September 30, 2010	36,200	$9.09	8.55

The total fair value of performance units vested for the nine months ending September 30, 2010 and 2009 was $59 thousand and $532 thousand, respectively.

The amount charged against income, before income tax benefit of $12 thousand and $41 thousand, in relation to the stock-based payment arrangements was $32 thousand and $234 thousand for the three months ending September 30, 2010 and 2009, respectively. The amount charged against income, before income tax benefit of $27 thousand and $438 thousand, in relation to the stock-based payment arrangements was $271 thousand and $1.2 million for the nine months ending September 30, 2010 and 2009, respectively. At September 30, 2010, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $204 thousand, and is expected to be recognized over a remaining weighted average vesting period of 1.6 years.

The estimated annual stock-based compensation as of September 30, 2010 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2010	$38
For the year ended December 31:
2011	53
2012	37
2013	37
2014	30
2015	9

Total	$204

4. Earnings Per Share (“EPS”)

Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2010 and 2009, stock options and restricted shares awards for approximately 464,000 shares and 917,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2010 and 2009, stock options and restricted shares awards for approximately 623,000 shares and 1,080,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266 and 1,042,531shares of common stock were also antidilutive and excluded for the three and nine months ended September 30, 2010 and 2009, respectively.

The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended September 30,
	2010			2009
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income as reported	$5,100			$3,941
Less: preferred stock dividends and accretion of preferred stock discount	(1,073)			(1,069)

Basic EPS - common stock	$4,027	37,956,527	$0.11	$2,872	26,290,656	$0.11

Effect of Dilutive Securities:
Stock Options		48,241			69,849

Diluted EPS - common stock	$4,027	38,004,768	$0.11	$2,872	26,360,505	$0.11

	For the nine months ended September 30,
	2010			2009
	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net loss available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net loss as reported	$(13,309)			$(5,247)
Less: preferred stock dividends and accretion of preferred stock discount	(3,217)			(3,206)

Basic EPS - common stock	$(16,526)	37,902,809	$(0.44)	$(8,453)	26,266,144	$(0.32)

Effect of Dilutive Securities:
Stock Options		—			—

Diluted EPS - common stock	$(16,526)	37,902,809	$(0.44)	$(8,453)	26,266,144	$(0.32)

5. Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$116,874	$2,215	$—	$119,089
GSE collateralized mortgage obligations	120,444	3,048	(102)	123,390
GSE mortgage-backed securities	218,205	4,244	—	222,449
Corporate note	4,469	—	(871)	3,598
Municipal bonds	5,258	347	—	5,605

Total debt securities	465,250	9,854	(973)	474,131
Mutual funds	5,462	186	—	5,648

	$470,712	$10,040	$(973)	$479,779

	At December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$85,343	$354	$(468)	$85,229
GSE collateralized mortgage obligations	191,711	1,273	(1,949)	191,035
GSE mortgage-backed securities	485,705	7,333	(824)	492,214
Corporate note	4,458	—	(1,034)	3,424
Municipal bonds	5,259	78	(12)	5,325

Total debt securities	772,476	9,038	(4,287)	777,227
Mutual funds	5,462	1	—	5,463

	$777,938	$9,039	$(4,287)	$782,690

*	As of September 30, 2010 and December 31, 2009, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB and are all residential property-based investments.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Proceeds	$—	$86,964	$208,141	$163,163
Gross gains	—	1,725	6,296	2,731
Gross losses	—	(3)	—	(3)

The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	355.00
Due after five years through ten years	1,651	1,787
Due after ten years	124,610	126,150
GSE collaterized mortgage obligations	120,444	123,390
GSE mortgage-backed securities	218,205	222,449
Mutual funds	5,462	5,648

	$470,712	$479,779

Securities with carrying values of approximately $225.7 million and $243.2 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At September 30, 2010	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE collaterized mortgage obligations	3	12,489	$(34)	2	18,564	$(68)	5	31,053	$(102)
Corporate note	—	—	—	1	3,598	(871)	1	3,598	(871)

	3	$12,489	$(34)	3	$22,162	$(939)	6	$34,651	$(973)

At December 31, 2009:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(In thousands)
GSE bonds	12	$45,067	$(468)	—	$—	$—	12	$45,067	$(468)
GSE collaterized mortgage obligations	8	79,518	(1,251)	5	28,494	(698)	13	108,012	(1,949)
GSE mortgage-backed securities	22	104,900	(823)	1	59	(1)	23	104,959	(824)
Corporate note	—	—	—	1	3,424	(1,034)	1	3,424	(1,034)
Municipal bonds	4	1,506	(12)	—	—	—	4	1,506	(12)

	46	$230,991	$(2,554)	7	$31,977	$(1,733)	53	$262,968	$(4,287)

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value of the securities has been less than our cost for the securities, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The corporate note at September 30, 2010 and December 31, 2009 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $871 thousand at September 30, 2010. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at September 30, 2010 and December 31, 2009 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the corporate note at September 30, 2010.

We consider the losses on our investments in an unrealized loss position at September 30, 2010 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

6. Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2010	December 31, 2009
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$4,810	$4,801
Commercial & industrial	1,512,840	1,595,219
Construction	57,206	54,084

Total real estate loans	1,574,856	1,654,104
Commercial business	496,630	487,736
Trade finance	62,727	51,411
Consumer and other	15,650	18,035

Total loans outstanding	2,149,863	2,211,286
Less: deferred loan fees	(2,350)	(2,343)

Gross loans receivable	2,147,513	2,208,943
Less: allowance for loan losses	(63,692)	(59,424)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,083,821	2,149,519
Guaranteed portion of delinquent SBA loans	14,343	12,490

Loans receivable, net	$2,098,164	$2,162,009

Activity in the allowance for loan losses is as follows for the periods indicated:

	Nine months ended September 30,
	2010	2009
	(In thousands)
Balance, beginning of period	$59,424	$43,419
Provision for loan losses	78,830	43,170
Loan charge-offs	(76,563)	(34,135)
Loan recoveries	2,001	513

Balance, end of period	$63,692	$52,967

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

The increase in charge-offs during the nine months ending September 30, 2010 was primarily due to the additional charge-offs of $26.3 million on $62.3 million of problem loans transferred to loans held-for-sale as a result of the Company’s decision to sell those loans through a loan sale advisor during the second quarter of 2010. $61.1 million of these loans were sold in third quarter 2010 with a pre-tax gain of $3.7 million.

Individually impaired loans were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Impaired loans with no allocated allowance for loan losses	$54,434	$37,941
Impaired loans with allocated allowance for loan losses	81,143	82,599

Total	$135,577	$120,540

Amount of the allowance for loan losses allocated	$20,382	$19,803

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Average of individually impaired loans	$113,218	$85,042	$123,381	$75,814
Interest income recognized during impairment	1,960	1,180	5,098	3,040
Cash-basis interest income recognized	1,917	1,014	5,055	2,706

In the third quarter, 2010, based on current market conditions, the Bank expanded the criteria for evaluating loans for impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010 the Bank expanded its scope of the loans reviewed for individual impairment by including all loans over $2 million that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. This enhancement to our impairment analysis provides more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process.

Non-accrual loans and loans past due 90 days still on accrual were as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	50,521	51,674

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program, commonly used by community banks, was used to track and allocate charge-offs to the various loan grades by loan pools.

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $25.4 million at September 30, 2010, compared to $11.3 million at December 31, 2009. The enhancement to the reserve methodology mentioned previously allows loan losses to be migrated into Pass loan grade levels. This extended migration analysis process resulted in higher levels of quantitative reserves being required for the various Pass graded loan pools. The change in impairment methodology also affected the total quantitative reserves for the quarter, as more loans were subject to individual impairment analysis and specific vs. general allocations.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional loss allowances on the non-impaired loan portfolio for the following factors, among others, that have a bearing on its loss content:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in international, national and local economic and business conditions, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability, and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings, and other loan modifications.

•	Changes in the quality of our loan review system.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	Changes in the value of underlying collateral for collateral dependent loans.

The qualitative loan loss allowance on the non-impaired loan portfolio was $17.8 million at September 30, 2010 compared to $28.4 million at December 31, 2009. The following table presents the allocation of the specific and general components of the allowance by significant types:

	September 30, 2010				December 31, 2009
	(Dollars in thousands)
	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total	Commercial Real Estate Loans	Commercial Loans	Other Loans**	Total
Impaired loans	$79,214	$42,958	$13,405	$135,577	$94,600	$23,598	$2,342	$120,540
Specific allowance	$(7,317)	$(11,286)	$(1,779)	$(20,382)	$(10,852)	$(8,676)	$(275)	$(19,803)
Loss coverage ratio	9.24%	26.27%	13.27%	15.03%	11.47%	36.77%	11.74%	16.43%
Non-impaired loans	$1,433,626	$453,672	$124,638	$2,011,936	$1,500,619	$464,138	$123,646	$2,088,403
General allowance	$(27,688)	$(12,706)	$(2,916)	$(43,310)	$(30,193)	$(6,979)	$(2,449)	$(39,621)
Loss coverage ratio	1.93%	2.80%	2.34%	2.15%	2.01%	1.50%	1.98%	1.90%
Total loans*	$1,512,840	$496,630	$138,043	$2,147,513	$1,595,219	$487,736	$125,988	$2,208,943
Total allowance for loan losses	$(35,005)	$(23,992)	$(4,695)	$(63,692)	$(41,045)	$(15,655)	$(2,724)	$(59,424)
Loss coverage ratio	2.31%	4.83%	3.40%	2.97%	2.57%	3.21%	2.16%	2.69%

*	Excludes the guaranteed portion of delinquent SBA loans.
**	Includes residential real estate, construction, trade finance and consumer loans.

Under certain circumstances, we will provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At September 30, 2010, total modified loans were $89.7 million, compared to $108.4 million at December 31, 2009. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to substandard or special mention. At September 30, 2010 total temporary modifications outstanding were $30.8 million, compared to $26.3 million at December 31, 2009. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructured (“TDR”) loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors,” and evaluated for impairment in accordance with ASC 310-10-35. At September 30, 2010, loans classified as a TDR totaled $58.9 million, of which $24.5 million were on non-accrual status and $34.4 million were on accrual status. At December 31, 2009, loans classified as TDR totaled $82.1 million, of which $17.8 million was on non-accrual status and $64.3 million was on accrual status. A TDR that has been formally restructured so as to be reasonably assured of repayment and of performance according to its modified terms need not be maintained in a non-accrual or nonperforming status, provided the TDR is supported by a current well documented credit evaluation and positive prospects of repayment under the revised terms. If these conditions cannot be met, the Company will classify the TDR as non-accrual or nonperforming. The Company has allocated $12.8 million and $14.1 million of specific reserves to TDRs as of September 30, 2010 and December 31, 2009, respectively. TDRs are generally downgraded to substandard. As of September 30, 2010 and December 31, 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

7. Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $535.5 million at September 30, 2010. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB-SF equal to at least 100% of outstanding advances.

At September 30, 2010 and December 31, 2009, real estate secured loans with a carrying amount of approximately $1.1 billion were pledged as collateral for borrowings from the FHLB-SF. At September 30, 2010 and December 31, 2009, other than FHLB-SF stock, no securities were pledged as collateral for borrowings from the FHLB-SF.

At September 30, 2010 and December 31, 2009, FHLB-SF borrowings were $350 million, had a weighted average interest rate of 3.42% and 3.46%, respectively, and had various maturities through September 2016. At September 30, 2010 and December 31, 2009, advances with various put dates and strike prices were $150 million. The cost of FHLB borrowings as of September 30, 2010 ranged between 1.68% and 4.57%. At September 30, 2010, the Company had a remaining borrowing capacity of $185.0 million.

At September 30, 2010, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$75,000	$225,000
Due after one year through five years	270,000	120,000
Due after five years through ten years	5,000	5,000

	$350,000	$350,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 96% of the fair value of the securities that we pledge and up to 63% of the outstanding principal balance of the qualifying loans that we pledge. At September 30, 2010, the outstanding principal balance of the qualifying loans was $393.5 million. As of September 30, 2010 and December 31, 2009, no borrowing was outstanding against the line.

8. Subordinated Debentures

At September 30, 2010, five wholly-owned subsidiary grantor trusts that were established by Nara Bancorp at various times had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures for such securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption of the Debentures as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and the related Debentures at September 30, 2010:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 9/30/10	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	N/A	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	3.44%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.14%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.24%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	1.94%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at September 30, 2010 and December 31, 2009 is included in other assets. Although the securities issued by of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.0 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2010, all of the $38 million of the trusts’ securities qualified as Tier 1 capital along with the $64 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability for bank holding companies having total assets of less than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred securities in Tier 1 capital.

The Board of Governors of the Federal Reserve System, which is Nara Bancorp’s federal banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The adoption of this modification is not expected to have a material impact on the inclusion of our trust preferred securities for purposes of Tier 1 capital.

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

In January of 2008, the Company entered into five interest rate swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company received a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (“6 Mo. LIBOR”), and paid a fixed rate of 3.57%, until January 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. These interest swap agreements matured on January 14, 2010 and the Company did not have any outstanding interest rate swap agreements at September 30, 2010.

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The upfront fee paid to the counterpary in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At September 30, 2010, the aggregate fair value of the outstanding interest rate caps was $82 thousand and we recognized mark-to-market losses on valuation of $237 thousand for the quarter and $985 thousand for the nine months ended September 30, 2010.

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	September 30, 2010		December 31, 2009
	(Dollars in Thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$82	Other Assets	$177
Interest rate swaps	Other Liabilities	—	Other Liabilities	(645)

Total derivatives not designated as hedging instruments		$82		$(468)

The effects of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives		Amount of Loss Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(237)	$(121)	$(985)	$(458)

Total		$(237)	$(121)	$(985)	$(458)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2010 and 2009.

Three Months Ended September 30,

(Dollars in thousands)

	Business Segment
2010	Banking Operations	TFS[1]	SBA	Company
Net interest income, before provision for loan losses	$22,307	$2,953	$2,350	$27,610
Less provision for loan losses	7,776	98	3,226	11,100
Non-interest income	3,983	710	2,646 [2]	7,339

Net revenue	18,514	3,565	1,770	23,849
Non-interest expense	13,633	641	1,419	15,693

Income (loss) before income taxes	$4,881	$2,924	$351	$8,156

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,499,001	$235,792	$250,183	$2,984,976

2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$19,939	$1,236	$3,058	$24,233
Less provision for loan losses	3,938	—	4,562	8,500
Non-interest income	3,864	570	460	4,894

Net revenue	19,865	1,806	(1,044)	20,627
Non-interest expense	12,357	698	1,613	14,668

Income (loss) before income taxes	$7,508	$1,108	$(2,657)	$5,959

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,708,686	$180,938	$323,066	$3,212,690

[1]

Beginning in 2010, we reevaluated our method of charging fund transfer costs to each business unit and made certain changes to the method. This change resulted in a significant difference in the fund transfer cost for the Trade Finance Operation.

[2]	Includes a net gain of $1.8 million allocated to the SBA segment from the net gain of $3.7 million on sales of problem loans.

Nine Months Ended September 30,

(Dollars in thousands)

	Business Segment
2010	Banking Operations	TFS[1]	SBA	Company
Net interest income, before provision for loan losses	$64,268	$7,833	$7,560	$79,661
Less provision for loan losses[2]	53,573	5,662	19,595	78,830
Non-interest income	14,863	1,929	3,391 [3]	20,183

Net revenue	25,558	4,100	(8,644)	21,014
Non-interest expense	40,936	1,636	3,272	45,844

Income (loss) before income taxes	$(15,378)	$2,464	$(11,916)	$(24,830)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,499,001	$235,792	$250,183	$2,984,976

2009	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$54,023	$3,110	$8,799	$65,932
Less provision for loan losses	23,782	3,122	16,266	43,170
Non-interest income	9,778	1,525	1,741	13,044

Net revenue	40,019	1,513	(5,726)	35,806
Non-interest expense	38,627	2,147	5,964	46,738

Income (loss) before income taxes	$1,392	$(634)	$(11,690)	$(10,932)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,708,686	$180,938	$323,066	$3,212,690

[1]

Beginning in 2010, we reevaluated our method of charging fund transfer costs to each business unit and made certain changes to the method. This change resutled in a significant difference in the fund transfer cost for the Trade Finance Operation.

[2]	The increase in 2010 from 2009 was primarily due to the charge-offs taken on the loans that were transferred to loans held for sale during the second quarter 2010.
[3]	Includes a net gain of $1.8 million allocated to the SBA segment from the net gain of $3.7 million on sales of problem loans.

The SBA business segment primarily originates for sale and services SBA loans. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at September 30, 2010 and 2009 included SBA loans (principally, the unguaranteed portion) of $102.9 million and $104.8 million; commercial real estate loans of $124.6 million and $194.0 million; and commercial business loans of $16.9 million and $16.0 million, respectively.

11. Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. We had total unrecognized tax benefits of $184 thousand at September 30, 2010 and $151 thousand at December 31, 2009 that related primarily to uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The amount of unrecognized tax benefits increased slightly due to the uncertainties related to income taxes for the California Enterprise Zone loan interest deductions added in 2010. Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including

2006. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under audit by the California Franchise Tax Board for the years 2007 and 2008. We do not anticipate any material changes as a result of the examinations.

We recognize interest and penalties related to income tax matters in income tax expense. We accrued approximately $19 thousand and $11 thousand for interest and penalties at September 30, 2010 and December 31, 2009, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2010.

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

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales, if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 2 inputs) or may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$119,089	$—	$119,089	$—
GSE collateralized mortgage obligations	123,390	—	123,390	—
GSE mortgage-backed securities	222,449	—	222,449	—
Corporate note	3,598	—	3,598	—
Municipal bonds	5,605	—	5,605	—
Mutual funds	5,648	5,648	—	—
Derivatives - Interest rate caps	82	—	82	—

		Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$85,229	$—	$85,229	$—
GSE collateralized mortgage obligations	191,035	—	191,035	—
GSE mortgage-backed securities	492,214	—	492,214	—
Corporate note	3,424	—	3,424	—
Municipal bonds	5,325	—	5,325	—
Mutual funds	5,463	5,463	—	—
Derivatives - Interest rate caps	177	—	177	—
Liabilities:
Derivatives - Interest rate swaps	(645)	—	(645)	—

Fair value adjustments for interest rate caps resulted in a net expense of $985 thousand for the nine months ended September 30, 2010 and $181 thousand for the year ended December 31, 2009. Fair value adjustments for interest rate swaps resulted in a net expense of $405 thousand for the year ended December 31, 2009. There were no interest rate swaps outstanding at September 30, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$50,070	$—	$—	$50,070
Loans held for sale, net	4,454	—	4,454	—
Other real estate owned	2,420	—	—	2,420

		Fair Value Measurements Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$81,309	$—	$67,541	$13,768
Other real estate owned	1,981	—	—	1,981

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a carrying amount of $96.5 million at September 30, 2010, after partial charge-offs of $22.3 million. In addition, these loans had a specific valuation allowance of $8.9 million at September 30, 2010. Of this $96.5 million, $59.0 million were carried at their fair value of $50.1 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $37.5 million were carried at cost at September 30, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $39.0 million at September 30, 2010 which are measured based on the present value of expected cash flows and are not included in the above table as this is not a measurement of fair value. Of these $37.1 million were carried below cost as a result of charge-offs or assigned specific reserves of $11.5 million at September 30, 2010. The remaining $1.9 million of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances for the three and nine months ended September 30, 2010 on impaired loans carried at the fair value of loan collateral at September 30, 2010 resulted in additional provision for loan losses of $9.7 million and $42.9, respectively.

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

Other real estate owned carried at its fair value had a carrying amount of $2.4 million at September 30, 2010, which is made up of an outstanding balance of $3.7 million, with a valuation allowance of $1.3 million. Changes in the valuation allowance on other real estate owned outstanding at September 30, 2010 resulted in a write-down of $949 thousand and $1.9 million for the three and nine months ended September 30, 2010.

Other real estate owned carried at its fair value had a carrying amount of $2.0 million at December 31, 2009, which is made up of an outstanding balance of $2.5 million, with a valuation allowance of $484 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $1.7 million during 2009.

Loans held for sale were carried at their fair value of $4.5 million, after partial charge-offs of $4.4 million. The charge-offs on loans held for sale were $1.3 million and $32.9 million for the three and nine months ended September 30, 2010.

There were no non-accrual loans held for sale at December 31, 2009. The balance of $4.8 million in loans held for sale were carried at cost at December 31, 2009, as fair value of these loans exceeded the book value for each individual credit. The charge-offs on loans held for sale were $1.2 million the year ended December 31, 2010.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$234,161	$234,161
Loans held for sale	8,447	9,213
Loans receivable - net	2,048,094	2,079,975
Federal Reserve Bank stock	6,362	N/A
Federal Home Loan Bank stock	18,455	N/A
Accrued interest receivable	8,606	8,606
Customers’ liabilities on acceptances	13,179	13,179
Financial Liabilities:
Noninterest-bearing deposits	$(363,089)	$(363,089)
Saving and other interest bearing demand deposits	(825,765)	(825,765)
Time deposits	(1,013,802)	(1,020,080)
Borrowings from Federal Home Loan Bank	(350,000)	(369,273)
Subordinated debentures	(39,268)	(40,766)
Secured borrowing	(8,129)	(8,129)
Accrued interest payable	(4,842)	(4,842)
Bank’s liabilities on acceptances outstanding	(13,179)	(13,179)

	December 31, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$125,592	$125,592
Loans held for sale	4,756	4,828
Loans receivable - net	2,080,700	2,106,065
Federal Reserve Bank stock	4,399	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	11,261	11,261
Customers’ liabilities on acceptances	10,488	10,488
Financial Liabilities:
Noninterest-bearing deposits	$(330,489)	$(330,489)
Saving and other interest bearing demand deposits	(660,992)	(660,992)
Time deposits	(1,442,709)	(1,450,103)
Borrowings from Federal Home Loan Bank	(350,000)	(363,563)
Subordinated debentures	(39,268)	(40,657)
Accrued interest payable	(12,674)	(12,674)
Bank’s liabilities on acceptances outstanding	(10,488)	(10,488)

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

13. Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$5,100	$3,941	$(13,309)	$(5,247)
Unrealized holding gains on securities available-for sale and interest only strips	287	10,207	10,716	13,491
Reclassification adjustments for gains realized in income	(4)	(1,722)	(6,396)	(2,727)

Net unrealized gain	283	8,485	4,320	10,764
Tax expense	97	3,361	1,656	4,256

Net of tax amount	$186	$5,124	$2,664	$6,508

Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	$(11)	$(35)	$(33)	$(105)

Net unrealized loss	(11)	(35)	(33)	(105)
Tax benefit	(4)	(14)	(13)	(42)

Net of tax amount	$(7)	$(21)	$(20)	$(63)

Total other comprehensive income	$179	$5,103	$2,644	$6,445

Comprehensive income (loss)	$5,279	$9,044	$(10,665)	$1,198

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$37,130	$41,706	$112,384	$116,175
Interest expense	9,520	17,473	32,723	50,243

Net interest income	27,610	24,233	79,661	65,932
Provision for loan losses	11,100	8,500	78,830	43,170

Net interest income after provision for loan losses	16,510	15,733	831	22,762
Non-interest income	7,339	4,894	20,183	13,044
Non-interest expense	15,693	14,668	45,844	46,738

Income (loss) before income tax expense (benefit)	8,156	5,959	(24,830)	(10,932)
Income tax expense (benefit)	3,056	2,018	(11,521)	(5,685)

Net income (loss)	$5,100	$3,941	$(13,309)	$(5,247)

Dividends and discount accretion on preferred stock	$(1,073)	$(1,069)	$(3,217)	$(3,206)

Net income (loss) available to common stockholders	$4,027	$2,872	$(16,526)	$(8,453)

Per Share Data:
Earnings (loss) per common share - basic	$0.11	$0.11	$(0.44)	$(0.32)
Earnings (loss) per common share - diluted	$0.11	$0.11	$(0.44)	$(0.32)
Book value (period end, excluding preferred stock and warrants)	$7.63	$8.44	$7.63	$8.44
Common shares outstanding	37,956,527	26,316,576	37,956,527	26,316,576
Weighted average shares - basic	37,956,527	26,290,656	37,902,809	26,266,144
Weighted average shares - diluted	38,004,768	26,360,505	37,902,809	26,266,144

Statement of Financial Condition Data - at Period End:
Assets	$2,984,976	$3,212,690	$2,984,976	$3,212,690
Securities available for sale	479,779	744,044	479,779	744,044
Gross loans, net of deferred loan fees and costs * (excludes loans held for sale)	2,147,513	2,131,333	2,147,513	2,131,333
Deposits	2,202,656	2,487,070	2,202,656	2,487,070
Federal Home Loan Bank borrowings	350,000	350,000	350,000	350,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	356,102	290,015	356,102	290,015

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,968,154	$3,208,774	$3,013,935	$2,972,856
Securities available for sale	441,298	737,471	520,259	565,059
Gross loans, including loans held for sale *	2,158,073	2,117,910	2,178,540	2,106,172
Deposits	2,191,472	2,474,788	2,224,364	2,238,457
Stockholders’ equity	356,915	284,676	365,351	288,928
Selected Performance Ratios:
Return on average assets (1) (7)	0.69%	0.49%	-0.59%	-0.24%
Return on average stockholders’ equity (1) (7)	5.72%	5.54%	-4.86%	-2.42%
Non-interest expense to average assets (1)	2.11%	1.83%	2.03%	2.10%
Efficiency ratio (2)	44.90%	50.36%	45.92%	59.18%
Net interest margin (3) *	3.88%	3.14%	3.67%	3.08%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.78%	9.95%	12.78%	9.95%
Tier 1 risk-based capital ratio	16.55%	13.51%	16.55%	13.51%
Total risk-based capital ratio	17.82%	14.77%	17.82%	14.77%
Tangible common equity ratio (8)	9.61%	6.81%	9.61%	6.81%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.97%	2.49%	2.97%	2.49%
Allowance for loan losses to non-performing loans	126.07%	149.16%	126.07%	149.16%
Total non-performing loans to gross loans	2.35%	1.67%	2.35%	1.67%
Total non-performing assets to total assets (6)	2.96%	2.64%	2.96%	2.64%

*	Excludes the guaranteed portion of delinquent SBA loans
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.
(7)	Based on net loss before effect of dividends and discount accretion on preferred stock
(8)	Excludes TARP preferred stock, net of discount, of $64.0 million and $63.0 million and stock warrants of $2.4 million and $4.8 million at September 30, 2010 and 2009, respectively.

Results of Operations

Overview

During the nine months ended September 30, 2010, total assets decreased as we used investments to fund withdrawals of higher rate retail jumbo time deposits at their maturities. Our total assets decreased $243.0 million, or 8%, to $2.98 billion at September 30, 2010, from $3.23 billion at December 31, 2009. Our deposits decreased $231.5 million, or 9%, to $2.20 billion at September 30, 2010 from $2.43 billion at December 31, 2009. Gross loans also decreased 3% during the nine months ended September 30, 2010. We built up our liquidity by selling our investment securities to fund runoffs of retail time deposits, which matured by the second quarter of 2010. Investment securities declined 39% during the nine months of 2010 as a result of sales and paydowns.

Our net income available to common stockholders for the third quarter of 2010 was $4.0 million, or $0.11 per diluted share, compared to the net income available to common stockholders of $2.9 million, or $0.11 per diluted share, for the same period of 2009, representing an increase in net income of $1.1 million, or 40%. The increase in net income is primarily due to increases in net gains on sales of loans and net interest income, offset by an increase in provision for loan losses and a decrease in net gains on sale of securities available-for-sale.

The annualized return on average assets was 0.69% for the third quarter of 2010, compared to 0.49% for the same period of 2009. The annualized return on average equity was 5.72% for the third quarter of 2010, compared to 5.54% for the same period of 2009. The efficiency ratio was 44.90% for the third quarter of 2010, compared to 50.36% for the same period of 2009.

Our net loss available to common stockholders for the nine months ended September 30, 2010 was ($16.5) million, or ($0.44) per diluted share, compared to net loss available to common stockholders of ($8.5) million, or ($0.32) per diluted share, for the same period of 2009, representing an increase in net loss of $8.1 million, or 95%. The increase in net loss is primarily due to an increase in provision for loan losses, offset by an increase in net interest income, net gains from the sale of securities available-for-sale and net gains on sales of loans.

The annualized loss on average assets was (0.59%) for the nine months ended September 30, 2010, compared to (0.24%) for the same period of 2009. The annualized loss on average equity was (4.86%) for the nine months ended September 30, 2010, compared to (2.42%) for the same period of 2009. The efficiency ratio was 45.92% for the nine months ended September 30, 2010, compared to 59.18% for the same period of 2009.

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

Net interest income before provision for loan losses was $27.6 million for the third quarter of 2010, an increase of $3.4 million, or 14%, compared to $24.2 million for the same period of 2009. The increase is primarily due to an improved net interest margin. The net interest margin improved to 3.88% for the third quarter 2010, compared to 3.14% for the same period of 2009. The improvement in the net interest margin was primarily caused by the downward repricing of our interest bearing liabilities.

Interest income for the third quarter of 2010 was $37.1 million compared to $41.7 million for the same period of 2009. Interest income decreased $2.1 million due to a decrease in the volume of average interest-earning assets and $2.5 million due to a decrease in the average yield earning on average interest-earning assets, particularly in investment securities.

Interest expense for the third quarter of 2010 was $9.5 million, a decrease of $8.0 million, or 45%, compared to interest expense of $17.5 million for the same quarter of 2009. The decrease was primarily the result of a $6.0 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $2.0 million decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net interest income before provision for loan losses was $79.7 million for the nine months ended September 30, 2010, an increase of $13.8 million, or 21%, compared to $65.9 million for the same period of 2009. The increase is primarily due to an improved net interest margin. The net interest margin improved to 3.67% for the nine months ended September 30, 2010, compared to 3.08% for the same period of 2009. The improvement in the net interest margin was led by the downward repricing of our interest bearing liabilities.

Interest income for the nine months ended September 30, 2010 was $112.4 million compared to $116.2 million for the same period of 2009. Interest income decreased $5.8 million due to a decrease in the average yield on average interest-earning assets, particularly in investment securities. The decrease was partially offset by the increase of $2.0 million in interest income due to an increase in the volume of average interest-earning assets.

Interest expense for the nine months ended September 30, 2010 was $32.7 million, a decrease of $17.5 million, or 35%, compared to interest expense of $50.2 million for the same period of 2009. The decrease was primarily the result of a $15.6 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $1.9 million decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net Interest Margin

During the third quarter 2010, our net interest margin increased 74 basis points to 3.88% from 3.14% for the same quarter of last year. The weighted average yield on the loan portfolio for the third quarter 2010 slightly decreased by 8 basis points to 6.20% from 6.28% for the same quarter of last year.

The weighted average yield on our investment securities for the third quarter 2010 decreased 125 basis points to 3.12% from 4.37% for the same quarter 2009. The decrease was primarily attributable to $788 million in new investment securities purchased during 2009, which had lower yields than the weighted average yield of the portfolio at September 30, 2009. The weighted average yield on available-for-sale investment securities purchased during 2009 was 3.8%. The yield also decreased due to the sales of securities to balance the duration and mix of the investment portfolio as well as for liquidity purposes during the fourth quarter of 2009 and the first quarter of 2010.

The weighted average cost of deposits for the third quarter of 2010 decreased 111 basis points to 1.09% from 2.20% for the same quarter last year. The cost of time deposits decreased 145 basis points to 1.26% from 2.71%, accounting for a substantial portion of the decrease. The decrease was primarily due to substantially lower rates paid on time deposits resulting from maturities of the time deposits with higher rates in first and second quarter 2010.

Following are selected weighted average data on a spot rate basis at September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Weighted average loan portfolio yield (excluding discounts)	5.99%	6.19%
Weighted average securities available-for-sale portfolio yield	3.16%	4.35%
Weighted average cost of deposits	1.06%	2.06%
Weighted average cost of total interest-bearing deposits	1.27%	2.38%
Weighted average cost of FHLB advances	3.42%	3.67%
Net interest margin	3.78%	3.16%

Prepayment penalty income for the third quarter of 2010 and 2009 was $124 thousand and $173 thousand, respectively. Non-accrual interest income reversed was $188 thousand and $328 thousand for the third quarter of 2010 and 2009, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the third quarter 2010 and 2009 would have been as 3.89% and 3.16%, respectively.

During the nine months ended September 30, 2010, our net interest margin increased 59 basis points to 3.67% from 3.08% for the same period of last year. The weighted average yield on the loan portfolio for the nine months ended September 30, 2010 slightly decreased to 6.14% from 6.16% for the same period of last year.

The weighted average yield on our investment securities for the nine months ended September 30, 2010 decreased 135 basis points to 2.92% from 4.27% for the same period of 2009. The decrease was for the reasons mentioned previously in the quarter results discussion. In addition, an accelerated amortization of the premium on the mortgage baked securities issued by FNMA and FHLMC as a result of an accelerated repurchase during the first half of 2010 of seriously delinquent loans by FNMA and FHLMC contributed to the lower investment yield. The effect of such premium amortization on net interest margin was approximately 32 basis points.

The weighted average cost of deposits for the nine months ended September 30, 2010 decreased 98 basis points to 1.33% from 2.31% for the same period of 2009. The cost of time deposits decreased 103 basis points to 1.72% from 2.75%, accounting for a substantial portion of the decrease. The decrease was for the reasons mentioned previously in the quarter results discussion.

Prepayment penalty income for the nine months ended September 30, 2010 and 2009 was $420 thousand and $465 thousand, respectively. Non-accrual interest income reversed was $1.3 million and $888 thousand for the nine months ended September 30, 2010 and 2009, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the nine months ended September 30, 2010 and 2009 would have been 3.71% and 3.10%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,158,073	$33,444	6.20%	$2,117,910	$33,242	6.28%
Securities available for sale (3)	441,298	3,438	3.12%	737,471	8,063	4.37%
FRB and FHLB stock and other investments	248,417	248	0.40%	202,131	277	0.55%
Federal funds sold	—	—	N/A	30,870	124	1.61%

Total interest earning assets	$2,847,788	$37,130	5.22%	$3,088,382	$41,706	5.40%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$637,814	$1,782	1.12%	$549,991	$2,569	1.87%
Savings	137,278	851	2.48%	134,998	1,040	3.08%
Time deposits:
$100,000 or more	364,199	572	0.63%	811,007	4,799	2.37%
Other	698,201	2,763	1.58%	670,465	5,230	3.12%

Total time deposits	1,062,400	3,335	1.26%	1,481,472	10,029	2.71%

Total interest bearing deposits	1,837,492	5,968	1.30%	2,166,461	13,638	2.52%

FHLB advances	350,000	3,045	3.48%	356,848	3,355	3.76%
Other borrowings	40,199	507	5.04%	37,769	480	5.08%

Total interest bearing liabilities	2,227,691	$9,520	1.71%	2,561,078	$17,473	2.73%

Non-interest bearing demand deposits	353,980			308,327

Total funding liabilities / cost of funds	$2,581,671		1.48%	$2,869,405		2.44%

Net interest income/net interest spread		$27,610	3.51%		$24,233	2.67%

Net interest margin			3.88%			3.14%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			3.90%			3.18%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)			3.89%			3.16%
Cost of deposits:
Non-interest demand deposits	$353,980	$—		$308,327	$—
Interest bearing deposits	1,837,492	5,968	1.30%	2,166,461	13,638	2.52%

Total deposits	$2,191,472	$5,968	1.09%	$2,474,788	$13,638	2.20%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $188 thousand and $328 thousand for the three months ended September 30, 2010 and 2009, respectively.
(5)	Loan prepayment fee income excluded was $124 thousand and $173 thousand for the three months ended September 30, 2010 and 2009, respectively.

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,178,540	$100,302	6.14%	$2,106,172	$97,375	6.16%
Securities available for sale (3)	520,259	11,410	2.92%	565,059	18,093	4.27%
FRB and FHLB stock and other investments	185,907	623	0.45%	173,315	555	0.43%
Federal funds sold	8,132	49	0.80%	13,128	152	1.54%

Total interest earning assets	$2,892,838	$112,384	5.18%	$2,857,674	$116,175	5.42%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$578,318	$4,675	1.08%	$437,224	$7,251	2.21%
Savings	135,885	2,484	2.44%	121,480	3,056	3.35%
Time deposits:
$100,000 or more	574,482	6,880	1.60%	690,649	12,452	2.40%
Other	590,746	8,155	1.84%	690,686	16,069	3.10%

Total time deposits	1,165,228	15,035	1.72%	1,381,335	28,521	2.75%

Total interest bearing deposits	1,879,431	22,194	1.57%	1,940,039	38,828	2.67%

FHLB advances	350,000	9,042	3.44%	358,434	9,853	3.67%
Other borrowings	40,299	1,487	4.92%	37,920	1,562	5.49%

Total interest bearing liabilities	2,269,730	$32,723	1.92%	2,336,393	$50,243	2.87%

Non-interest bearing demand deposits	344,933			298,418

Total funding liabilities / cost of funds	$2,614,663		1.67%	$2,634,811		2.54%

Net interest income/net interest spread		$79,661	3.26%		$65,932	2.55%

Net interest margin			3.67%			3.08%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			3.73%			3.12%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)			3.71%			3.10%
Cost of deposits:
Non-interest demand deposits	$344,933	$—		$298,418	$—
Interest bearing deposits	1,879,431	22,194	1.57%	1,940,039	38,828	2.67%

Total deposits	$2,224,364	$22,194	1.33%	$2,238,457	$38,828	2.31%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $1.3 million and $888 thousand for the nine months ended September 30, 2010 and 2009, respectively.
(5)	Loan prepayment fee income excluded was $420 thousand and $465 thousand for the nine months ended September 30, 2010 and 2009, respectively.

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

	Three months ended September 30, 2010 over September 30, 2009
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$202	$(424)	$626
Interest on securities	(4,625)	(1,929)	(2,696)
Interest on other investments	(29)	(85)	56
Interest on federal funds sold	(124)	—	(124)

Total interest income	$(4,576)	$(2,438)	$(2,138)

INTEREST EXPENSE:
Interest on demand deposits	$(787)	$(1,150)	$363
Interest on savings	(189)	(206)	17
Interest on time deposits	(6,694)	(4,382)	(2,312)
Interest on FHLB borrowings	(310)	(247)	(63)
Interest on other borrowings	27	(4)	31

Total interest expense	$(7,953)	$(5,989)	$(1,964)

Net Interest Income	$3,377	$3,551	$(174)

	Nine months ended September 30, 2010 over September 30, 2009
	Net Increase (Decrease)	Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$2,927	$(406)	$3,333
Interest on securities	(6,683)	(5,339)	(1,344)
Interest on other investments	68	27	41
Interest on federal funds sold	(103)	(57)	(46)

Total interest income	$(3,791)	$(5,775)	$1,984

INTEREST EXPENSE:
Interest on demand deposits	$(2,576)	$(4,453)	$1,877
Interest on savings	(572)	(904)	332
Interest on time deposits	(13,486)	(9,517)	(3,969)
Interest on FHLB borrowings	(811)	(583)	(228)
Interest on other borrowings	(75)	(169)	94

Total interest expense	$(17,520)	$(15,626)	$(1,894)

Net Interest Income	$13,729	$9,851	$3,878

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses based on management’s assessment of changes in these factors; however, actual loan losses may vary from current estimates. If the allowance for loan losses is inadequate, it could have a material adverse effect on our financial condition.

The provision for loan losses for the third quarter of 2010 was $11.1 million, an increase of $2.6 million, or 31%, from $8.5 million for the same period last year. The increase in the provision for loan losses is primarily due to higher net charge-offs and increase in impaired loans over the prior year.

The provision for loan losses for the nine months ended September 30, 2010 was $78.8 million, an increase of $35.6 million or 83%, from $43.2 million for the same period last year. The increase is primarily due to an additional $26.3 million in the charge-offs taken on the loans that were transferred to loans held for sale at June 30, 2010.

Net charge-offs increased to $74.6 million for the nine months ended September 30, 2010, compared to $33.6 million for the same period last year. Higher net charge-offs were primarily due to the loans transferred to loans held for sale as mentioned previously and due to an increase in impairment write downs resulting primarily from declines in collateral values on collateral dependent loans.

During the second quarter of 2010, the Company entered into an agreement with a loan sale advisor for assistance in selling approximately $63.3 million of problem assets, resulting in additional loan charge offs and other valuation adjustments of $26.7 million to mark such assets to estimated fair market value, less selling costs. $61.1 million of these loans were sold in third quarter 2010 with a pre-tax gain of $3.7 million.

See Footnote 6 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income is primarily comprised of service fees on deposits accounts, fees received from our trade finance letter of credit operations and net gains on sales of loans and securities available for sale.

Non-interest income for the third quarter of 2010 was $7.3 million, compared to $4.9 million for the same quarter of 2009, an increase of $2.4 million, or 50%. The increase was primarily due to an increase in net gains on sales of problem loans offset by a decrease in net gains on sales of securities available-for-sale. Net gains on sale of problem loans were $3.7 million for third quarter 2010, compared to net losses of $169 thousand for the same quarter of 2009. As discussed previously, we completed the sale of problem assets of $61.1 million, which had been written down to estimated market value at June 30, 2010, and resulted in a net gain of $3.7 million during third quarter 2010.

We had net gains on sales of securities available-for-sale of $1.7 million during third quarter 2009. We sold a total of $85.2 million in available-for-sale GSE investment securities during third quarter 2009 as part of the rebalancing of duration and mix of our investment securities portfolio. We had no significant gains on sales of securities available-for-sale for third quarter 2010.

Non-interest income for the nine months ended September 30, 2010 was $20.2 million, compared to $13.0 million for the same period of 2009, an increase of $7.1 million, or 55%. The increase was primarily due to the increase in net gains on sale of loans mentioned previously and an increase in net gains on sales of securities available for sale of $3.7 million, partially offset by an increase in net valuation loss on interest rate swaps of $600 thousand. During the nine months ended September 30, 2010, we sold $201.8 million in securities available for sale at net gains of $6.3 million. During the same period in 2009, we sold $160.4 million in securities available for sale at net gains of $2.7 million. During the nine months ended September 30, 2010, the net valuation loss on interest rate contracts was $952 thousand, compared to $352 thousand during the same period of 2009.

The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,637	$1,701	$(64)	-3.8%
International service fees	633	551	82	14.9%
Loan servicing fees, net	492	482	10	2.1%
Wire transfer fees	289	326	(37)	-11.3%
Other income and fees	539	321	218	67.9%
Net gains on sales of SBA loans	308	43	265	616.3%
Net losses on sales of other loans	3,725	(169)	3,894	2304.1%
Net gains on sales securities available for sale	4	1,722	(1,718)	-99.8%
Net valuation losses on interest rate contracts	(226)	(85)	(141)	-165.9%
Net gains (losses) on sale of OREO	(62)	2	(64)	-3200.0%

Total non-interest income	$7,339	$4,894	$2,445	50.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,828	$5,168	$(340)	-6.6%
International service fees	1,785	1,462	323	22.1%
Loan servicing fees, net	1,392	1,426	(34)	-2.4%
Wire transfer fees	884	1,012	(128)	-12.6%
Other income and fees	1,409	1,047	362	34.6%
Net gains on sales of SBA loans	680	138	542	392.8%
Net losses on sales of other loans	4,375	728	3,647	501.0%
Net gains on sales securities available for sale	6,396	2,727	3,669	134.5%
Net valuation losses on interest rate contracts	(952)	(352)	(600)	-170.5%
Net gains (losses) on sale of OREO	(614)	(312)	(302)	-96.8%

Total non-interest income	$20,183	$13,044	$7,139	54.7%

Non-interest Expense

Non-interest expense for the third quarter of 2010 was $15.7 million, an increase of $1.0 million, or 7%, compared to $14.7 million for the same quarter of 2009. The increase was primarily due to increases in furniture and equipment and credit related expense. Furniture and equipment expense increased $221 thousand, or 30%, to $952 thousand for third quarter 2010, compared to $731 thousand for the same quarter of 2009. The increase is primarily due to an increase in depreciation expense of IT equipments that were purchased in 2010. Credit related expenses increased $333 thousand, or 29%, to $1.5 million for third quarter 2010, compared to $1.2 million for the same period last year. The increase was primarily due to an increase of $170 thousand in loan collection expenses and an increase of $124 thousand in the allowance for doubtful SBA guarantee reimbursements.

Non-interest expense for the nine months ended September 30, 2010 was $45.8 million, a decrease of $894 thousand, or 2%, compared to $46.7 million for the same period of 2009. The decrease was primarily due to decreases in salaries and benefits expense and FDIC assessment, partially offset by increases in furniture and equipment expense. Salaries and employee benefits expense decreased to $18.1 million, a decrease of $1.1 million, or 6%, for the nine months ended September 30, 2010, compared to $19.1 million for the same period of 2009. The decrease is primarily due to decreases in stock compensation expense. Stock compensation expense decreased $937 thousand to $271 thousand for the nine months ended September 30, 2010, compared to $1.2 million for the same period of 2009. The decrease was primarily due to the completed amortization of stock compensation costs over the vesting period of certain stock options and grants during 2009. The FDIC assessment was lower primarily due to the one-time assessment of $1.47 million paid on June 30, 2009. Excluding the one-time assessment, the FDIC insurance assessment increased $1.0 million, or 38%, due to an increase in the assessment rate, offset by the decrease in average deposit balances. The increase of $452 thousand in furniture and equipment expense was due to the increase in IT related expenditures as mentioned in the quarter results.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$6,258	$6,141	$117	1.9%
Occupancy	2,470	2,526	(56)	-2.2%
Furniture and equipment	952	731	221	30.2%
Advertising and marketing	527	386	141	36.5%
Data processing and communications	951	896	55	6.1%
Professional fees	627	520	107	20.6%
FDIC assessment	1,171	984	187	19.0%
Credit related expenses	1,483	1,150	333	29.0%
Other	1,254	1,334	(80)	-6.0%

Total non-interest expense	$15,693	$14,668	$1,025	7.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$18,065	$19,135	$(1,070)	-5.6%
Occupancy	7,321	7,436	(115)	-1.5%
Furniture and equipment	2,614	2,162	452	20.9%
Advertising and marketing	1,598	1,348	250	18.5%
Data processing and communications	2,935	2,787	148	5.3%
Professional fees	1,848	1,626	222	13.7%
FDIC assessment	3,729	4,180	(451)	-10.8%
Credit related expenses	3,788	3,624	164	4.5%
Other	3,946	4,440	(494)	-11.1%

Total non-interest expense	$45,844	$46,738	$(894)	-1.9%

Provision for Income Taxes

Income tax expense was $3.1 million and $2.0 million for the third quarter ended September 30, 2010 and 2009, respectively. The effective income tax rate for the quarters ended September 30, 2010 and 2009 was 37.4% and 33.9%, respectively. The income tax benefit was $11.5 million and $5.7 million for the nine months ended September 30, 2010 and 2009, respectively. The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 46.4% and 52.0%, respectively. The lower effective tax rate for the nine months ended September 30, 2010 was due to the impact of tax credits on the amount of taxable income or loss.

Financial Condition

At September 30, 2010, our total assets were $3.0 billion, a decrease of $243.0 million, or 8%, from $3.23 billion at December 31, 2009. The decrease was primarily due to a 10% decrease in higher than current market rate deposits and the related sales of investment securities to fund that deposit run off, as described above.

Investment Securities Portfolio

As of September 30, 2010, we had $479.8 million in available-for-sale securities, compared to $782.7 million of such securities at December 31, 2009. The net unrealized gain on the available-for sale securities at September 30, 2010 was $9.1 million, compared to a net unrealized gain on such securities of $4.8 million at December 31, 2009. During the nine months ended September 30, 2010, we purchased $96.7 million in securities available-for-sale, sold $201.8 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains of $6.3 million. The sales of securities were part of our on-going asset liability management strategy to rebalance the duration and mix of the investment securities portfolio and to hold higher levels of cash to cover anticipated outflows of time deposits.

Loan Portfolio

As of September 30, 2010, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale and the guaranteed portion of delinquent SBA loans, decreased by $61.4 million, or 3%, to $2.15 billion from $2.21 billion at December 31, 2009. Loan originations were impacted by stricter loan underwriting criteria and decreased loan demand during the year. New loan production during the nine months ended September 30, 2010 was $289.3 million, compared to $274.9 million during the same period of 2009.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$4,810	0%	$4,801	0%
Commercial & industrial	1,512,840	70%	1,595,219	72%
Construction	57,206	3%	54,084	2%

Total real estate loans	1,574,856	73%	1,654,104	74%
Commercial business	496,630	23%	487,736	22%
Trade finance	62,727	3%	51,411	3%
Consumer and other	15,650	1%	18,035	1%

Total loans outstanding	2,149,863	100%	2,211,286	100%

Less: deferred loan fees	(2,350)		(2,343)

Gross loans receivable	2,147,513		2,208,943
Less: allowance for loan losses	(63,692)		(59,424)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,083,821		2,149,519
Guaranteed portion of delinquent SBA loans	14,343		12,490

Loans receivable, net	$2,098,164		$2,162,009

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $33.5 million at September 30, 2010 and $36.0 million at December 31, 2009 and SBA loans included in commercial and industrial real estate loans were $55.1 million at September 30, 2010 and $54.7 million at December 31, 2009.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Loan commitments	$208,021	$198,807
Standby letters of credit	9,025	9,907
Other commercial letters of credit	29,351	23,575

	$246,397	$232,289

Non-performing Assets

At September 30, 2010, nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $88.5 million, a decrease of $29.6 million, or 25%, from $118.1 million at December 31, 2009. The decline in nonperforming assets is due primarily to the $61.1 million of problem assets sold during third quarter 2010. Accruing troubled debt restructured loans included in non-performing assets decreased $29.9 million to $34.4 million at September 30, 2010, from $64.3 million at December 31, 2009 due primarily to the loans transferred to loans held for sale. The ratio of nonperforming assets to gross loans plus OREO was 4.11% and 5.34% at September 30, 2010 and December 31, 2009, respectively. Non-performing loans decreased $1.2 million during the nine months ended September 30, 2010.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$50,521	$51,674
Loans past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	50,521	51,674
Other real estate owned	3,591	2,044
Restructured loans	34,391	64,341

Total Nonperforming Assets	$88,503	$118,059

Nonperforming loans to total gross loans*, excluding loans held for sale	2.35%	2.34%
Nonperforming assets to gross loans plus OREO	4.11%	5.34%

*	Excludes the guaranteed portion of delinquent SBA loans as these are 100% guaranteed by the SBA.

Allowance for Loan Losses

The allowance for loan losses was $63.7 million at September 30, 2010, compared to $59.4 million at December 31, 2009. We recorded a provision for loan losses of $78.8 million during the nine months ended September 30, 2010, compared to $43.2 million for the same period of 2009. The allowance for loan losses was 2.97% of gross loans at September 30, 2010 and 2.69% of gross loans at December 31, 2009. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $135.6 million and $120.5 million, respectively as of September 30, 2010 and December 31, 2009, with specific allowances of $20.3 million and $19.8 million, respectively.

For further discussion of changes to the allowance for loan losses, see Note 6, Loans Receivable and Allowance for Loan Losses in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

Total delinquent loans and watch list loans, at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010	December 31, 2009
DELINQUENT LOANS BY TYPE*
Real estate loans	$32,522	$52,660
Commercial business loans	20,220	15,303
Consumer loans	728	1,514

Total Delinquent Loans	$53,470	$69,477

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinquent SBA loans

	September 30, 2010	December 31, 2009
WATCH LIST LOANS
Special Mention	$30,767	$42,671
Substandard	147,641	153,535
Doubtful	413	3,655
Loss	—	—

Total Watch List Loans	$178,821	$199,861

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2010		December 31, 2009
Loan Type	Amount	%	Amount	%
	(Dollars in thousands)
Residential real estate	$16	0%	$18	0%
Commercial & industrial real estate	35,005	70%	41,045	72%
Construction	3,200	3%	913	2%
Commercial business loans	23,992	23%	15,655	22%
Trade finance	220	3%	410	3%
Consumer and other	1,156	1%	940	1%
Unallocated	103	N/A	443	N/A

Total	$63,692	100%	$59,424	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,178,540	$2,106,172

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,147,513	$2,131,333
ALLOWANCE:
Balance-beginning of period	$59,424	$43,419
Less: Loan charge-offs:
Residential real estate	123	—
Commercial & industrial real estate	52,500	11,652
Construction	1,274	5,617
Commercial business loans	21,543	15,306
Trade finance	—	92
Consumer and other loans	1,123	1,468

	76,563	34,135
Plus: Loan recoveries
Commercial & industrial real estate	378	166
Commercial business loans	1,549	303
Consumer and other loans	74	44
	2,001	513
Net loan charge-offs	74,562	33,622
Provision for loan losses	78,830	43,170

Balance-end of period	$63,692	$52,967

Net loan charge-offs to average gross loans *	4.56%	2.13%
Allowance for loan losses to total loans at end of period	2.97%	2.49%
Net loan charge-offs to beginning allowance *	167.30%	103.25%
Net loan charge-offs to provision for loan losses	94.59%	77.88%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $2.4 million and $1.7 million at September 30, 2010 and 2009, respectively. They also exclude the guaranteed portion of delinquent SBA loans of $14.3 million and $20.9 million at September 30, 2010 and 2009.

We believe the allowance for loan losses as of September 30, 2010 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2010, our deposits had decreased by $231.5 million, or 10%, to $2.20 billion from $2.43 billion at December 31, 2009. The decrease was primarily due to runoff of matured retail jumbo time deposits as we offered lower renewal interest rates. Most of the runoff was from the deposits raised during the deposit campaign held during the first and second quarter of 2009. Approximately 50% of these matured retail jumbo CDs were retained and either repriced to lower rate CDs or moved to other interest-bearing accounts. The decrease in retail jumbo CDs was offset by increases primarily in non-jumbo CDs and money market accounts. Retail deposits totaled $1.89 billion at September 30, 2010, a decrease of $336 million, or 15%, from $2.23 billion at December 31, 2009. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $688.4 million at September 30, 2010, an increase of $164.2 million, or 31%, from $524.2 million at December 31, 2009. Total jumbo time deposits were $329.9 million, a decrease of $602.8 million, or 65%, from $932.7 million at December 31, 2009.

At September 30, 2010, 16.5% of total deposits were non-interest bearing demand deposits, 46.0% were time deposits and 37.5% were interest bearing demand and savings deposits. By comparison, at December 31, 2009, 13.6% of total deposits were non-interest bearing demand deposits, 59.3% were time deposits, and 27.1% were interest bearing demand and saving deposits. Time deposits continued to dominate our deposit composition; however, our recent focus on increasing transaction accounts has helped to reduce our dependency on time deposits, although time deposits remain our largest category of deposits.

At September 30, 2010, we had $120.8 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $18.1 million and $200.0 million at December 31, 2009, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.21% at September 30, 2010 and were collateralized with securities with a carrying value of $223.4 million.

The following is a schedule of CD maturities as of September 30, 2010.:

Maturity Schedule of Time Deposits

(in thousands)

Quarter Ending	Balance*	Weighted Average Interest Rate

December 31, 2010	$132,680	1.47%
March 31, 2011	156,625	1.52%
June 30, 2011	80,846	1.43%
September 30, 2011	123,625	1.59%

Total one year or less	493,776	1.51%
Over one year	253,977	1.83%

Total time deposits	$747,753	1.62%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2010 and December 31, 2009, we had $350.0 million of FHLB advances with average remaining maturities of 2.2 years. The weighted average rate was 3.42% and 3.46% at September 30, 2010 and at December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, five wholly-owned subsidiary grantor trusts established at various times by Nara Bancorp had $38 million of outstanding pooled trust preferred securities (“trust preferred securities”). The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Stockholders’ Equity and Regulatory Capital

To ensure adequate levels of capital, we manage our capital needs as part of our strategic planning process, which includes a capital policy and a capital plan. We consider the capital levels required by law as a starting point, and set initial target capital ratios based on a risk assessment of the Bank’s operations. Our capital policy specifies the sources of additional capital should the Company decide to increase capital.

Total stockholders’ equity was $356.1 million at September 30, 2010 compared to $368.0 million at December 31, 2009. The decrease was primarily due to the net loss to common stockholders of $16.5 million for the nine months ended September 30, 2010. The decrease was then partially offset by an increase in other comprehensive income. Our ratio of tangible common equity to tangible assets was 9.61% at September 30, 2010, compared to 9.27% at December 31, 2009. The increase was attributable to the decrease in tangible assets.

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

At September 30, 2010, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $378.0 million, compared to $391.5 million at December 31, 2009, representing a decrease of $13.5 million, or 3%. This decrease was primarily due to the net loss to common stockholders of $16.5 million for the nine months ended September 30, 2010. At September 30, 2010, the total capital to risk-weighted assets ratio was 17.8% and the Tier I capital to risk-weighted assets ratio was 16.6%. The Tier I leverage capital ratio was 12.8%.

As of September 30, 2010 and December 31, 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the tables below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2010:
Total capital (to risk-weighted assets):
Company	$407,066	17.8%	$182,751	8.0%	N/A	N/A
Bank	$393,117	17.2%	$182,504	8.0%	$228,130	10.0%
Tier I capital (to risk-weighted assets):
Company	$377,991	16.6%	$91,376	4.0%	N/A	N/A
Bank	$364,079	16.0%	$91,252	4.0%	$136,878	6.0%
Tier I capital (to average assets):
Company	$377,991	12.8%	$118,306	4.0%	N/A	N/A
Bank	$364,079	12.3%	$118,229	4.0%	$147,786	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital (to risk-weighted assets):
Company	$421,718	17.7%	$191,048	8.0%	N/A	N/A
Bank	$405,264	17.0%	$190,799	8.0%	$238,499	10.0%
Tier I capital (to risk-weighted assets):
Company	$391,500	16.4%	$95,524	4.0%	N/A	N/A
Bank	$375,083	15.7%	$95,399	4.0%	$143,099	6.0%
Tier I capital (to average assets):
Company	$391,500	12.2%	$129,248	4.0%	N/A	N/A
Bank	$375,083	11.6%	$129,841	4.0%	$162,301	5.0%

Under federal banking law and regulations, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. In 2009, the Bank agreed with its primary regulatory agencies to obtain their prior written approval before paying any dividends.

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

At September 30, 2010, our total borrowing capacity from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank was $775 million, of which $425 million was available to borrow. In addition to these lines, our liquid assets include cash and due from banks, federal funds sold, and available-for-sale securities that are not pledged as collateral. The carrying value of these assets totaled $464 million at September 30, 2010 compared to $659 million at December 31, 2009. (See also discussion under Financial Condition – Investment Securities Portfolio.) We believe our liquidity sources are stable and adequate.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2010, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	September 30, 2010		December 31, 2009
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value of Equity Volatility
+ 200 basis points	(2.55%)	(2.30%)	(6.47%)	(10.29%)
+ 100 basis points	(2.48%)	(0.96%)	(4.06%)	(4.31%)
- 100 basis points	0.66%	(0.34%)	2.35%	1.89%
- 200 basis points	(4.35%)	(1.29%)	(1.61%)	1.77%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The court granted the Company’s motion for summary judgment in September 2010, in the Chung Lawsuit described in the Company’s Form 10-K for the period ended December 31, 2009, and the case will be dismissed.

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

NARA BANCORP, INC.

Date: November 4, 2010	/s/ Alvin D. Kang
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