Form 10-K
period 2010-12-31
NARA BANCORP INC
filed 2011-02-18
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010, as reported on the NASDAQ Global Select Market, was approximately $319,974,000.

Number of shares outstanding of the Registrant’s Common Stock as of January 31, 2011: 37,983,027

Documents Incorporated by Reference: Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders – Part III

PART I

Forward-Looking Information

Some statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the word “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. Nara Bancorp does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.	BUSINESS

General

Nara Bancorp, Inc. (“Nara Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer commercial banking loan and deposit products through our wholly owned subsidiary, Nara Bank, a California state-chartered bank (the “Bank” or “Nara Bank”). Nara Bank primarily focuses its business in Korean communities in California, in the New York City metropolitan area, and New Jersey. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.

Nara Bancorp is registered as a bank holding company and is regulated in that capacity by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). Nara Bancorp was organized for the purpose of becoming the holding company for Nara Bank through a corporate reorganization that was completed in January 2005. Nara Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits, and Nara Bank is a member of the Federal Reserve System.

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

On December 9, 2010, Nara Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which we have agreed, subject to the satisfaction of certain terms and conditions of the Merger Agreement, to merge Center Financial Corporation (“Center Financial”) with and into Nara Bancorp in an all stock transaction, which we refer to as the “Center Merger.” We cannot assure you that the Center Merger will be consummated as scheduled, or at all. See “Pending Center Merger” for a description of the terms of the Center Merger and “Item 1.A. Risk Factors – Risks Relating to the Center Merger” for a description of risks relating to the Center Merger.

We consider our business to have three primary segments: Banking Operations, Trade Finance Services and Small Business Administration Lending Services. Further information regarding our business segments is provided in Note 19 of Notes to Consolidated Financial Statements contained elsewhere in this report.

We file reports with the Securities and Exchange Commission (the “SEC”), which include our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports and other information on file can be inspected and copied on official business days at the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. Our website address is http://www.narabank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC.

Business Overview

Our principal business activities are conducted through Nara Bank and consist of earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received, interest paid, gains and losses on the sale of financial assets and fees earned for financial services provided. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation affecting the banking industry, and the policies of various governmental and regulatory authorities, in particular those of the Federal Reserve Board. Although our business may vary with local and national economic conditions, such variations are not seasonal in nature.

Through our network of 23 branches and one loan production office, we offer commercial banking loan and deposit products to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, and Small Business Administration (“SBA”) loans. Nara Bank offers cash management services to our business customers. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines (“ATMs”). We also provide debit card services to all customers and courier services to qualifying customers. Personal banking officers focus on customers to better support their banking needs. In addition, most of our branches offer travelers’ checks, safe deposit boxes, notary services and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.narabank.com offers internet banking services and applications in both English and Korean.

Lending Activities

Commercial Business Loans

We provide commercial loans to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short term loans are often used to finance current assets such as inventory and accounts receivable and typically have terms of one year with interest paid monthly on the outstanding balance and the principal balance due at maturity. Long term loans typically have terms of 5 to 7 years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial business loans are typically collateralized by the borrower’s business assets and/or real estate.

Our commercial business loan portfolio includes trade finance loans from Nara Bank’s Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. The Corporate Banking Center also issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

•	Commercial: An undertaking by the issuing bank to pay for a commercial transaction.

•	Standby: An undertaking by the issuing bank to pay for the non-performance of the applicant customer.

•	Revocable: Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide the beneficiary with a firm promise of payment).

•	Irrevocable: Letter of credit that cannot be altered or cancelled without mutual consent of all parties.

•	Sight: Letter of credit requiring payment upon presentation of conforming shipping documents.

•	Usance: Letter of credit which allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

•	Import: Letter of credit issued to assist customers in purchasing goods from overseas.

•	Export: Letter of credit issued to assist customers selling goods from overseas.

•	Transferable: Letter of credit which allows the beneficiary to transfer its drawing (payment) rights, in part of full, to another party.

•	Non-transferable: Letter of credit which does not allow the beneficiary to transfer their right, in part of full, to another.

Our trade finance services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advice and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allow for the issuance of commercial letters of credit and the financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

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

Small Business Administration Loans

The Bank also extends loans partially secured by the SBA. The Bank extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million, and a maximum SBA guaranteed amount of $3.75 million.

The SBA 7(a) loans we generate represent an important segment of our non-interest income due to our ability to sell the guaranteed portion in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. Therefore, in addition to the interest yield earned on the un-guaranteed portion of the SBA 7(a) loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.

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

All of our SBA loans are originated through Nara Bank’s SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.

Consumer Loans

Our consumer loans consist of home equity and signature loans, with a majority of our consumer loan portfolio currently consisting of signature loans. Effective February 28, 2007, we discontinued originating auto loans and effective January 1, 2008, we discontinued originating new home equity loans, due to the lack of scalability and profitability of these types of loans. The consumer loans totaled $11.3 million at December 31, 2010, compared to $16.9 million at December  31, 2009.

Investing Activities

The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CD”s) and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, collateralized mortgage obligations (“CMOs”), corporate bonds, municipal bonds, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”

Our securities are classified for accounting purposes as available-for-sale. We do not maintain a held-to-maturity or trading portfolio. Securities purchased to meet investment-related objectives such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2010, we had $528.3 million in securities available-for-sale. We purchased $190.6 million, and sold $201.8 million in investment securities during 2010.

Deposit Activities

We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings, certificates of deposit, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay services.

FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze our retail deposits’ maturities and interest rates to monitor and manage the cost of retail funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits.”

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

The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing qualifying mortgage loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances with terms ranging from one day to thirty years at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements”

As a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 96% of the fair value of the securities that we pledge and up to 63% of the outstanding principal balance of the qualifying loans that we pledge. At December 31, 2010, the outstanding principal balance of qualifying loans was $394.5 million and no borrowing were outstanding against this line.

Market Area and Competition

We have 23 banking offices in areas having high concentrations of Korean Americans, of which 16 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, and 7 are located in the New York metropolitan area and New Jersey. We also have one loan production office located in Dallas. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation”.

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

Pending Center Merger

On December 9, 2010, we entered into a definitive agreement to merge Center Financial in an all stock transaction valued at $285.7 million, or approximately $7.16 per Center Financial share based on the closing price on December 8, 2010, which is the day prior to public announcement of the transaction. As of February 17, 2011, the transaction was valued at $314.1 million, or approximately $7.87 per Center Financial share. The boards of directors of both companies each unanimously approved the Center Merger. While there can be no assurance as to the timing, or that the Center Merger will be completed at all, we are working to complete the Center Merger in the second half of 2011. The consummation of the Center Merger is subject to regulatory approval, the approval of the shareholders of both Nara Bancorp and Center Financial, and other closing conditions. Additional important information concerning this transaction and related matters will be contained in a joint proxy statement/prospectus that will be mailed to all of our stockholders, and to the shareholders of Center Financial, in connection with the stockholders meetings of the two companies at which stockholder approval of the merger will be requested. The proxy statement will also be available free of charge on our website, and the Registration Statement on Form S-4 that we will file with the SEC in connection with the merger, of which the proxy statement will be a part, will be available on the SEC’s website at www.sec.gov. Concurrently with or as soon as reasonably practicable after the consummation of the Center Merger, Nara Bank and Center Bank will be merged as well.

Center Financial Corporation is the holding company of Center Bank, a community bank offering a full range of financial services for diverse ethnic and small business customers. Founded in 1986 and specializing in commercial and SBA loans and trade finance products, Center Bank has grown to be one of the nation’s leading financial institutions focusing on the Korean-American community, with total assets of $2.27 billion at December 31, 2010. If the Center Merger had been completed at that date, the combined company would be the largest Korean American banking company in the United States. Headquartered in Los Angeles, Center Bank operates a total of 22 full-service branches and two loan production office. It has 16 full-service branches located in Southern California and three branches in Northern California. Center Bank also operates two branches and one loan production office in the Seattle area, one branch in Chicago and a loan production office in Denver. Center Bank is a California state-chartered institution and its deposits are insured by the FDIC.

Upon consummation of the Center Merger, each share of common stock of Center Financial issued and outstanding immediately prior to the effective time of the Center Merger (the “Effective Time”) will be converted into and become exchangeable for 0.7804 of a share of common stock of Nara Bancorp, subject to the payment of cash in lieu of the issuance of fractional shares. Based on the number of shares Center Financial common stock outstanding on the date of the Merger Agreement, this will result in approximately 31.1 million Nara Bancorp shares being exchanged for approximately 39.9 million outstanding Center Financial shares, subject to adjustment in certain limited circumstances. Nara Bancorp stockholders will own 55% of the combined company and Center Financial stockholders will own 45%.

The combined entity will be led by executive management and board members from both companies. Alvin Kang, President and Chief Executive Officer of Nara Bancorp, will be Chief Executive Officer of the combined company. Ki Suh Park, Nara Bancorp’s current Chairman of the Board of Directors, will serve as Chairman of the Board of the combined bank holding company, and Chang Hwi Kim, Center Financial’s Compensation Committee Chair, will serve as Vice Chairman of the Board of the combined bank holding company. For the bank level Board of Directors, Kevin S. Kim, Center Financial’s Audit Committee Chair, will serve as Chairman, and Scott Yoon-suk Whang, Nara Bancorp’s Compensation Committee Chair, will serve as Vice Chairman. The Board of Directors of each of the combined company and bank will have equal representation, consisting of seven directors from each of Nara Bancorp and Center Financial, who include Korean-American business entrepreneurs and community leaders, banking industry and business professionals.

Nara and Center Financial are currently considering the name under which the combined company will operate. A Consolidation Committee consisting of two representatives from the pre-merger board of directors of each company will oversee the integration process. Director Chang Hwi Kim of Center Financial will serve as Chairman of the Consolidation Committee.

The Merger Agreement contains representations and warranties customary for transactions of this type. In addition, each party has agreed to various customary covenants and agreements, including, among others, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger, (ii) not to engage in certain kinds of transactions during this period, (iii) to convene and hold a meeting of its stockholders to consider and vote upon the Merger, notwithstanding any acquisition proposal or intervening material event arising after signing, (iv) to recommend approval of the Merger to its stockholders and, subject to certain exceptions, not make any changes to such recommendation, (v) not solicit, initiate, or knowingly encourage any alternative proposal to acquire Center Financial or Nara Bancorp; and (vi) subject to certain exceptions, not to provide any non-public information in connection with any such proposal, or engage in any discussions or negotiations regarding or any such proposal.

The representations and warranties of each party set forth in the Merger Agreement (a) have been qualified by confidential disclosures made to the other party in connection with the Merger Agreement, (b) will not survive consummation of the Center Merger and cannot be the basis for any claims under the Merger Agreement by the other party after the Center Merger is consummated, (c) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (d) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (e) may have been included in the Merger Agreement for the purpose of allocating risk between Center Financial and Nara Bancorp rather than establishing matters as facts.

The Merger Agreement also contains certain termination rights for Center Financial and Nara Bancorp and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Center Financial or Nara may be required to pay the other a termination fee of $10 million or $2.5 million depending on the circumstances. The termination fee is only payable on some types of termination and the amount of the fee for those types of termination will further depend on certain additional facts.

We cannot assure you that the Center Merger will be consummated as scheduled, or at all. See “Item 1.A. Risk Factors – Risks Relating to the Center Merger” for a description of risks relating to the Center Merger.

Economic Conditions, Government Policies and Legislation

Our profitability, like that of most financial institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest-bearing liabilities, such as deposits and borrowings, and the interest income on our interest-earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of non-interest bearing deposits, have a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending and political events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.

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

From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”

Supervision and Regulation

General

Nara Bank is a California state chartered bank that is subject to regulation and examination by the California Department of Financial Institutions (the “DFI”) and by the FRB as a member bank of the Federal Reserve System. Customer deposits are insured up to statutory limits by the FDIC and Nara Bank is therefore also subject to regulations of the FDIC. The Bank is subject to supervision and regulation of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. Nara Bancorp is registered with and subject to examination by the FRB as a bank holding company and is also subject to the bank holding company provisions of the California Financial Code, including being subject to examination by the DFI. These regulatory systems are intended primarily for the protection of depositors, the FDIC insurance fund and the banking system as a whole, rather than for the protection of shareholders or other investors.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Recent Developments

In response to the recent economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (“Treasury”) implemented the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program (the “CPP”), a program designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the CPP so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we received $67 million in exchange for the issuance of shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance.

On December 29, 2009, after consultations with the DFI and FRB, the Board of Directors of Nara Bank adopted resolutions providing, among other things, that the Board submit written plans to the DFI and FRB to reduce the Bank’s credit risk profile and improve credit administration; submit a capital plan and a three year strategic plan and obtain prior DFI and FRB approval of dividends; and provide prior notice to the DFI and FRB of senior executive officer and director changes. The Board established an Oversight Committee to ensure prompt compliance with the resolutions. The Board of Directors of Nara Bancorp also adopted similar resolutions for Nara Bancorp after consultations with the FRB. The resolutions adopted by Nara Bancorp also required prior FRB approval for Nara Bancorp to issue, increase or renew any debt or issue trust preferred securities or for Nara Bancorp to make payments or other distributions in connection with its trust preferred securities. Based upon the most recent FRB examination, that in part considered financial information as of June 30, 2010, the FRB found that the Board and management fully satisfied a number of the resolutions’ requirements and maintained ongoing compliance with others. Among other actions, we strengthened our credit risk management and administration practices, developed improved capital and liquidity and funds management plans, and complied with the ongoing prior approval requirement for dividends and payments relating to trust preferred securities. As a result, the FRB and DFI requested the rescission of the original resolutions, and their replacement with a modified joint Nara Bank and Nara Bancorp resolution, adopted on December 8, 2010. The new resolution requires the submission of a Board governance and oversight plan, a liquidity and funds management plan relating to the identification and monitoring of volatile liabilities, an updated capital and strategic plan with budget, ongoing asset quality improvement reporting, and the prior approval of dividends and any interest payments relating to trust preferred securities.

Bank Holding Company Regulation

Nara Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act (“BHCA”) and that capacity is subject to supervision and examination by the FRB and its authority to:

•	Require periodic reports and such additional information as the FRB may require;

•	Require bank holding companies to maintain increased levels of capital (See “Capital Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB determines the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes;

•

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•

Approve or disapprove acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar California or other state banking agency approvals which may also be required.

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

Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage without prior FRB approval in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined by the FRB, in consultation with the Treasury, to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to maintain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or the requirement to conform require all activities those permissible for a bank holding company. Nara Bancorp has not elected financial holding company status.

Securities Exchange Act of 1934

Nara Bancorp’s common stock is publicly held and listed on NASDAQ, and Nara Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated hereunder and the listing requirements of NASDAQ.

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

Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements extensive changes across the financial regulatory landscape, including provisions that, among other things, will:

•

Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•

Apply to most bank holding companies the same leverage and risk-based capital requirements applicable to insured depository institutions. The Bancorp’s existing trust preferred securities will continue to be treated as Tier 1 capital.

•

Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF, which generally will require an increase in the level of assessments for institutions, such as the Bank, with assets in excess of $10 billion.

•

Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

•

Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of the Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Increase the authority of the FRB to examine the Bank and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

Bank Regulation

Nara Bank is subject to regulation, supervision, and regular examination by the DFI and the FRB, and must also comply with applicable regulations of the FDIC. Federal and state laws and regulations which are specifically applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to FRB Regulation O and Federal Reserve Act Sections 23A and 23B and FRB Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain limits and exceptions and only on terms and conditions at least as favorable as those prevailing for comparable transactions with unaffiliated parties.

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate risk exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If as a result of an examination, the DFI or the FRB should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FRB, and separately the FDIC as insurer of the Bank’s deposits, have authority to:

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

•	Require prior approval of senior executive officer or director changes;

•	Remove officers and directors and assess civil monetary penalties; and

•	Take possession of, close and liquidate the Bank or appoint the FDIC as receiver under certain circumstances.

Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Additionally, Nara Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent that national banks may conduct such activities, provided the bank is and remains well capitalized, well managed and in satisfactory compliance with the CRA. Nara Bank currently does not conduct activities in subsidiaries.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital as follows:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2010, the respective capital ratios of Nara Bancorp and Nara Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” as provided in the schedule in Note 14 of Notes to Consolidated Financial Statements.

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

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

Nara Bancorp and Nara Bank are required by the U.S. bank regulatory agencies to also maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. As of December 31, 2010, Nara Bancorp and Nara Bank’s leverage capital ratios were 12.6% and 12.3%, respectively, exceeding regulatory minimums.

Prompt Corrective Action

The federal banking agencies have issued regulations pursuant to the FDI Act defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank. At each successive lower-capital category, an insured bank may be subject at the agencies’ discretion to impose more restrictions under the agencies’ prompt corrective action regulations, including restrictions on the bank’s activities.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (the “DIF”) and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. On November 9, 2010, the FDIC Board of Directors issued a final rule to implement the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. As of December 31, 2010, the Bank’s assessment rate averaged 5 cents per $100 in assessable deposits. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0026% of insured deposits in fiscal 2010. These assessments will continue until the FICO bonds mature in 2017.

The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”): the Transaction Account Guarantee Program (“TAGP”) (to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2010) and the Debt Guarantee Program (to guarantee certain unsecured debt of financial institutions and their holding companies through the earlier of the maturity date of the debt or June 30, 2012). Nara Bank was a participant in the TAGP which expired on December 31, 2010. Nara Bank was also a participant of the Debt Guarantee Program which expired on October 31, 2009, but only issued senior unsecured debt in the form of interbank certificate of deposits during that Program. Such interbank CDs were all closed in 2009. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility whereby, certain participating entities, including the Bank, can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The proposed rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, would become effective April 1, 2011 and would be used to calculate the June 30, 2011.

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

Restrictions on Dividends and Other Capital Distributions

Both California and federal law limit the payment of dividends by the Bank. Under the California Financial Code, the Bank is permitted to pay dividends out of the Bank’s net profits up to the lesser of retained earnings or the Bank’s net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DFI, in an amount not exceeding the greatest of (i) the Bank’s retained earnings, (ii) its net income for the Bank’s last fiscal year and (iii) the Bank’s net income for its current fiscal year. Under federal law and the regulations of the FRB, the Bank may not, without FRB approval, pay dividends exceeding the Bank’s net income for its current year and two preceding fiscal years, less the sum of dividends paid during such periods and any transfers required by the FRB or required to be made for the retirement of preferred stock. In addition to the foregoing specific statutory and regulatory limitations, as a matter of general bank regulatory policy the FRB discourages the payment of dividends on common stock by bank holding companies and by banks that are members of the Federal Reserve System in amounts exceeding the paying entity’s net income available to common stockholders for the preceding four quarters. Dividends by Nara Bank are also subject to the prior written approval of the FRB and the DFI pursuant to the resolution adopted by the Board of Directors on December 8, 2010.

It is the FRB’s policy that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Nara Bancorp is also restricted as to declaration and the payment of dividends without the prior written approval of the FRB by the resolution recently adopted by the Board of Directors.

Under the terms of the CPP, for so long as any preferred stock issued by Nara Bancorp under the CPP remains outstanding, Nara Bancorp is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased from Nara Bancorp under the CPP to third parties. The terms of our Series A Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series A Preferred Stock or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedite Funds Availability Act, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various other federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. Nara Bancorp and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

Employees

As of December 31, 2010, we had 376 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Item 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations may be seriously harmed. In that event, the market price for our common stock will likely decline.

If we fail to maintain an effective system of internal controls and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud. Effective internal controls and disclosure controls and procedures are necessary for us to provide reliable financial reports and disclosures to stockholders, to prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports and disclosures or prevent fraud, our business may be adversely affected and our reputation and operating results would be harmed. Any failure to develop or maintain effective internal controls and disclosure controls and procedures or difficulties encountered in their implementation may also result in regulatory enforcement action against us, adversely affect our operating results or cause us to fail to meet our reporting obligations.

Economic conditions in California, New York or South Korea may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City metropolitan area and New Jersey. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A continued economic slowdown in California, New York, or South Korea may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase,

•	problem assets and foreclosures may increase,

•	the level and duration of deposits may decline,

•	demand for our products and services may decline and

•	collateral for loans may decline in value below the principal amount owed by the borrower.

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable incurred losses, it will hurt our business. We try to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of lending operations. We create allowances for estimated loan losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:

•	historical experience with our loans,

•	evaluation of current economic conditions and other factors,

•	reviews of the quality, mix and size of the overall loan portfolio,

•	reviews of delinquencies and

•	the quality of the collateral underlying our loans.

If our allowance estimates are inadequate, we may incur losses, our financial condition may be materially and adversely affected and we may be required to raise additional capital to enhance our capital position. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of our allowance. These agencies may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. No assurance can be given that we will not sustain loan losses in excess of present or future levels of the allowance for loan losses.

We have a high level of loans secured by real estate collateral. A further downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2010, approximately 74% of our loan portfolio consisted of loans secured by various types of real estate. There has been a general slowdown in the economy and in, declines in value in the commercial real estate market in Southern California, along with high levels of unemployment. Continued deterioration in the real estate market generally and in commercial real estate values in particular, along with high levels of unemployment, may result in additional loan charge-offs and provisions for loan losses , which may have an adverse effect on our net income and capital levels.

Changes in interest rates affect our profitability. Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more net interests income we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

If we lose key employees, our business may suffer. Our future success depends on the continued employment of existing senior management personnel. If we lose key employees temporarily or permanently, it may hurt our business. We may be particularly hurt if our key employees became employed by our competitors in the Korean American banking industry. In addition, the America Recovery and Reinvestment Act of 2009 places certain restrictions on executive compensation that may impact our ability to attract, retain and motivate senior management personnel.

Environmental laws may force us to pay for environmental problems. The cost of cleaning up or paying damages and penalties associated with environmental problems may increase our operating expenses. When a borrower defaults on a loan secured by real property, we often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We also lease premises where our branches and other facilities are located and where environmental problems may exist. Although we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, lease, manage or occupy. We may face the risk that environmental laws may force us to clean up the properties at our expense. The cost of cleaning up a property may exceed the value of the property. We may also be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default. We may find it difficult or impossible to sell contaminated properties.

We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California. California is in an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

An increase in non-performing assets would reduce our income and increase our expenses. If the level of non-performing assets increases in the future, it may adversely affect our operating results and financial condition. Non-performing assets are mainly loans on which the borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to have smaller payments and real estate that has been acquired through foreclosure of unpaid loans. To the extent that assets are non-performing, we have less or lower earning assets generating interest income and an increase in credit related expenses, including provisions for loan losses.

We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past and consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, including in connection with our pending merger transaction with Center Financial Corporation described elsewhere in this Report, we may incur material unexpected costs and disruption of our business. Risks involved in acquisitions of other companies include:

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

Liquidity risks may impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources may have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities may be impaired by factors that affect us specifically or the financial services industry in general. Factors that may detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow may also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may adversely affect our business and the market price of our common stock. The DFI, the FDIC and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See “Item 1. Business – Supervision and Regulation” for a further description of such regulatory powers. Beginning in the latter part of 2008, we experienced increases in the level of our problem assets, which have resulted in increases in our net loan charge-offs and provisions for loan and lease losses and caused operating losses. We implemented an action plan to address the adverse developments and noted that in the second half of 2010, the Bank’s charge-off trends moderated. Based upon the most recent safety and soundness examination, based in part on financial information as of June 30, 2010, the Bank was requested by the FRB and DFI to submit ongoing quarterly progress reports on its efforts to improve asset quality. Additionally, the Bank was instructed to updated plans for the maintenance of its capital and improvement of its earnings and has committed, through a resolution adopted by its Board of Directors, that it will not declare or pay dividends without written prior approval of the FRB and DFI. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Failure by the Bank to comply with the plans that have been submitted, or with revised plans if the initial plans are not accepted by the FRB and DFI, or with the other provisions of the resolution adopted by the Bank’s Board of Directors may result in more formal regulatory action with respect to the Bank. Regulatory action may also be taken with respect to the Nara Bancorp.

Increased deposit insurance costs may adversely affect our results of operations. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s Deposit Insurance Fund has been substantially depleted and the FDIC has incurred substantially increased operating costs. For these reasons, the FDIC has significantly increased the rates of deposit insurance premiums that it charges insured banks, including Nara Bank, which has increased our costs of operation. Additional increases in the deposit insurance premium rates of the FDIC or other increases in costs related to deposit insurance may be imposed, which may result in further increases in Nara Bank’s operating costs.

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

We are subject to operational risks relating to our technology and information systems. The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including but not limited to operational or systems failures, interruptions of client service operations and ineffectiveness of or interruption in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities.

Our business reputation is important and any damage to it may have a material adverse effect on our business. Our reputation is very important for our business, as we rely on our relationships with our current, former and potential clients and stockholders, and in the communities we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, or our conduct of our business or otherwise may have a material adverse effect on our business.

As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the substantial majority of our offices are located in California, but we also have seven offices in New York and New Jersey. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States. In the course of these expansion activities, we may encounter significant risks including increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be adversely affected.

Adverse conditions in South Korea may adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions in South Korea. If economic conditions in South Korea deteriorate, we may, among other things, be exposed to economic and transfer risk, and may experience an outflow of deposits by our customers with connections to South Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments in or loans made to such entities. Adverse economic conditions in South Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans. In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment and adherence to professional standards. If the appraisal does not reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property and as a result, we may suffer losses.

Legislative and regulatory actions taken to address the recent stresses in the banking industry may significantly affect our financial condition, results of operations, liquidity and stock price. Economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and legislative bodies placing increased scrutiny on the banking industry. The U.S. government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the CPP, in which we participated by selling $67 million of our Series A Preferred Stock and a warrant to purchase up to 1,042,531 shares (which has been subsequently reduced to 521,266 shares) of our common stock (the “Warrant”) to the Treasury, the U.S. government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of bank and other debt issuances, and increasing the levels of insurance on bank deposits. The U.S. government’s probable eventual withdrawal of support to the liquidity of financial markets may have an adverse impact on the operations of Nara Bancorp. Our participation in the CPP subjects us to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition and results of operations and the price of our common stock.

Congress, through the EESA AND ARRA, has imposed a number of restrictions and limitations on the operations of banks and other financial services companies participating in the federal programs. In addition, new proposals for legislation continue to be introduced in Congress that may further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of commercial banks and other companies in the industry to conduct business consistent with historical practices relating to, among others, interest rates, lending practices and compensation practices. Compliance with such current and potential regulation may significantly increase our costs, impede the efficiency of our internal business processes, make it more difficult to attract and retain key employees, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

Changes in governmental regulation may impair our operations or restrict our growth. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that must be maintained,

•	the dividend that may be paid,

•	the kinds of activities that we may be engaged in,

•	the compensation that may be paid,

•	the kinds and amounts of investments that can be made,

•	the locations of our offices,

•	how much interest can be paid on demand deposits,

•	insurance of deposits and the premiums that must be paid for this insurance, and

•	how much cash must be set aside as reserves for deposits.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors. Statutes and regulations affecting our business may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Nara Bank is subject to regulation and examination by the DFI and the FRB and Nara Bancorp is subject to the rules and regulations of the FRB. In addition to governmental supervision and regulation, Nara Bank and Nara Bancorp are subject to changes in other federal and state laws, including changes in tax laws, which may materially affect the banking industry. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or force the bank into receivership. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations. On July 21, 2010 President Obama signed the Dodd-Frank Act financial reform legislation. This landmark legislation includes, among other things: (i) the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination of the ability to treat trust preferred securities as Tier 1 capital; (v) the termination of investments by the Treasury under the TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts and (xi) changes in the calculation of FDIC deposit insurance assessments and an increase in the minimum designated reserve ratio for the DIF.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (less than $15 billion with respect to trust preferred securities) are exempt from certain provisions of the legislation. We cannot predict how this significant new legislation may be interpreted and enforced nor how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

Our stock price may become more volatile, which may result in substantial losses for our stockholders. The market price of our common stock may be subject to wider fluctuations in response to a number of factors, including:

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

•	the operating and stock performance of our competitors;

•	changes in interest rates;

•	changes in key personnel;

•	changes in economic conditions that affect the Bank’s performance; and

•	changes in legislation or regulations that affect the Bank.

We have suspended declaration and payment of dividends on our common stock. Our ability to declare and pay dividends in the future, as well as the ability of the Bank to make dividend payments to us, will be subject to regulatory, statutory and other restrictions. In March, 2009, we announced the suspension of our prior policy of paying quarterly dividends in order to preserve capital. In addition, Nara Bancorp has agreed with the FRB and the Bank has agreed with the DFI and FRB that neither will declare or pay dividends without the prior written regulatory approval. Further, under Federal Reserve Board policy, bank holding companies are expected to inform and consult with the Federal Reserve Supervisory Staff prior to declaring and paying a dividend that exceeds the holding company’s earnings for the period in which the dividend is being paid. Our ability to declare and pay dividends on our outstanding common stock and preferred stock is also subject to further limitations under applicable federal and state law and regulations. See “Item 1. Business – Supervision and Regulation.”

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock. The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock would also receive preferential treatment in the event of our liquidation, dissolution, or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The 521,266 shares of common stock underlying the Warrant represent approximately 1.4% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the Treasury Department has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction. In addition, to the extent options to purchase common stock under our stock option plans are exercised, holders of our common stock will incur dilution of their ownership interest in Nara Bancorp. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. If we sell additional equity or convertible debt securities, these sales may result in increased dilution to our stockholders

A continued decline in the value of our common stock may result in future impairment of our intangible assets. We assess the carrying value of intangible assets, including goodwill, at least annually in order to determine whether such assets are impaired. In reviewing the carrying value of intangible assets, we look to the market value of our common stock, compared to the book value. We further assess the recoverability of such intangible assets by evaluating the fair value of the related business unit. If recoverability is deemed impaired, a write down of such intangible assets would be required.

Risks Relating to the Center Merger

Consummation of the Center Merger will cause an immediate reduction in our stockholders’ voting interests in us. In the Center Merger, each of Center Financial’s common shares issued and outstanding immediately prior to the effective time of the Center Merger will be converted into and become exchangeable for 0.7804 of a share of our common stock , subject to the payment of cash lieu of the issuance of fractional shares. If the Center Merger is consummated, based on the number of our common shares outstanding on the date hereof, our stockholders will own approximately 55% of the combined company’s outstanding common stock and Center Financial stockholders will own approximately 45% of the combined company’s outstanding common stock. Consequently, our stockholders may have less influence over the management and policies of the combined company following the Center Merger than they currently exercise over our management and policies.

Consummation of the Center Merger could result in dilution to our existing stockholders under certain circumstances. The merger exchange ratio was fixed on December 9, 2010, the date of the signing of the Merger Agreement, and is not subject to adjustment based on changes in the trading price of our or Center Financial’s common stock before the closing of the Center Merger. It is possible that the conversion of Center Financial common shares into our common shares may result in the issuance of our common shares at an implied price that is less than our net asset value per share at the time of such conversion, which would result in dilution to the net asset value per share of our common stock.

We may be not be able to realize the anticipated benefits of the Center Merger, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits. The realization of the benefits anticipated as a result of the Center Merger, including cost savings and synergies, will depend in part on the integration of Center Financial’s operations with our operations. There can be no assurance that Center Financial’s operations can be integrated successfully into our operations in a timely fashion, or at all. The dedication of management resources to such integration may divert attention from our day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration, may have a material adverse effect on our financial results.

The fairness opinion obtained by us from our financial advisor will not reflect changes in circumstances between signing the Merger Agreement and completion of the Center Merger. In connection with our board of directors’ consideration and approval of the Center Merger, the directors received an opinion from our financial advisor, Keefe, Bruyette & Woods, Inc. that the exchange ratio provided for in the Merger Agreement is fair from a financial point of view. We have not obtained an updated opinion as of the date of this Annual Report from our financial advisor and we do not anticipate obtaining an updated opinion prior to closing of the Center Merger. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which our financial advisor’s opinion was based, may significantly alter the value of Center Financial or the prices of shares of our common stock or Center Financial common stock by the time the Center Merger is completed. The opinion does not speak as of the time the Center Merger will be completed or as of any date other than the date of the opinion. Because we do not currently anticipate asking our financial advisor to update its opinion, the opinion will not address the fairness of the exchange ratio from a financial point of view at the time the Center Merger is completed.

Required regulatory approvals may not be received, may take longer to receive than expected or may impose conditions that are not anticipated or cannot be met. Before the transactions contemplated in the Merger Agreement, including both the holding company merger and the bank merger may be completed, various approvals must be obtained from the bank regulatory authorities. Although Nara Bancorp and Central Financial have each reported profits in recent quarters, both companies have had significant quarterly losses within the past two years and have been subjects of informal regulatory action, consisting of memoranda of understanding with bank regulatory authorities in the case of Center Financial and the adoption of board of directors resolutions at the request of bank regulatory authorities in the case of Nara Bancorp, directed toward reducing nonperforming assets, resolving perceived weaknesses in lending and specified other banking operations and, in Center Financial’s case, attaining and maintaining specified, higher than normal, regulatory capital ratios. To obtain regulatory approval of the Center Merger, we must provide adequate information to the regulatory authorities to demonstrate to them that we have satisfactorily addressed these regulatory issues. We anticipate that this may result in a longer than normal regulatory approval process and therefore do not expect to be able to complete the Center Merger before mid- to late 2011. In addition, for these or other reasons, the relevant bank regulatory authorities may impose conditions on the completion of the merger transactions or require changes to the terms of the Merger Agreement. Such conditions or changes may have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting the growth of the combined company, or may include requirements for changes in the business of the combined company, any of which effects may have a material adverse effect on the combined company following consummation of the Center Merger.

We will be subject to business uncertainties and contractual restrictions while the Center Merger is pending. Uncertainty about the effect of the Center Merger on employees and customers may have an adverse effect on both Nara Bancorp and Center Financial. These uncertainties may impair our ability to attract or motivate key personnel until the Center Merger is completed and may cause customers and others that deal with us to seek to change existing business relationships with either of us. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the combined company’s business following the Center Merger may be negatively affected. In addition, the Merger Agreement restricts each of us from making acquisitions and taking other specified actions until the Center Merger occurs, without the consent of the other. These restrictions may prevent each company from pursuing attractive business opportunities that may arise prior to the completion of the Center Merger.

If the Center Merger does not close, we will not benefit from the expenses incurred in pursuing it. If the Center Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Center Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Center Merger is not completed.

Termination of the Merger Agreement may negatively affect us. If the Merger Agreement is terminated, we may suffer various adverse consequences, including:

•

our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Center Merger, without realizing any of the anticipated benefits of completing the Center Merger; and

•	the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Center Merger will be completed.

Under certain circumstances, we or Center Financial would be obligated to pay the other a termination fee upon termination of the Merger Agreement. The Merger Agreement provides in certain circumstances for the payment by us or Center Financial of a termination fee to the other in the amount of $10 million or $2.5 million , depending on the circumstances. See “Pending Center Merger” for a description of the terms of the Center Merger. Payment of a termination fee by us, if required under the circumstances, may adversely affect our financial condition and liquidity.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	PROPERTIES

Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. We conduct our operations through 23 branch offices and one loan production office. We lease all of our offices. We believe our present facilities are adequate for our current needs. We also believe that, if necessary, we could secure suitable alternative facilities on similar terms, without adversely impacting our operations.

As of December 31, 2010, premises and equipment, net of accumulated depreciation and amortization, totaled $10.9 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2010, was $13.3 million. Total lease expense for the year ended December 31, 2010 was $6.6 million.

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

The Chung Lawsuit further alleges that the 2005 restatement of the Company’s 2002 Consolidated Financial Statements was not required and was undertaken by the Board as composed in 2005 in bad faith. Mr. Chung further alleges that the restatement resulted in a decline of $54 million in the value of the Company’s outstanding stock, and that the Board as composed in 2008 breached its fiduciary duties by failing to pursue the claims alleged in the Chung Lawsuit. The letter between Mr. Chung and Mr. Benjamin Hong, the restatement of the Company’s 2002 Consolidated Financial Statements and certain related matters are further described in the Form 8-K/A filed by the Company with the SEC on March 31, 2005.

The complaint seeks damages exceeding $54 million from the Boards, together with reimbursement from all defendants of Mr. Chung’s legal costs incurred in pursuing the Chung Lawsuit. If any damages are recovered in the purported shareholder derivative lawsuit, such damages, but not any awards of legal costs to Mr. Chung would be payable to Nara Bancorp.

Nara Bancorp was granted a motion for summary judgment on October 20, 2010. Mr. Chung filed an appeal with the California Court of Appeal, Second Appellate District on December 28, 2010 seeking reversal of the trial court’s decision. Nara Bancorp believes that the Chung Lawsuit is without merit.

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “NARA”.

We had approximately 3,186 beneficial owners and 491 registered holders of our common stock as of February 9, 2011. The following table sets forth, the range of high and low sales prices for, and quarterly dividend paid on our common stock for the calendar quarters indicated.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2010	$9.86	$6.98	—
September 30, 2010	$8.43	$5.96	—
June 30, 2010	$10.24	$7.34	—
March 31, 2010	$11.78	$8.33	—
December 31, 2009	$12.23	$6.21	—
September 30, 2009	$9.16	$4.49	—
June 30, 2009	$5.50	$2.80	—
March 31, 2009	$9.95	$2.05	—

The closing price for our common stock on the Nasdaq Global Select Market on February 9, 2011 was $9.78 per share.

In March 2009, we announced our decision to suspend our prior policy of paying quarterly cash dividends in order to preserve capital. Future dividends are subject to the discretion of our Board of Directors after its consideration of a number of factors, including our future earnings, financial condition, bank regulatory capital requirements, cash needs and general business conditions. In addition, Nara Bancorp agreed as a condition of its issuance of the Series A Preferred Stock to the Treasury under the CPP that it would not pay cash dividends on its common stock at a quarterly rate greater than $0.0275 per share, or redeem, purchase or acquire any of its common stock or other equity securities, without the prior approval of the Treasury Department while the Series A Preferred Stock remains outstanding.

Nara Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by Nara Bancorp is subject to review and possible limitation by the FRB under its authority as regulator of bank holding companies. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, Nara Bancorp would also be prohibited from paying any dividends on our common stock or preferred stock until Nara Bancorp is current on its interest payments.

Nara Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to Nara Bancorp. The ability of the Bank to declare a cash dividend to Nara Bancorp is subject to compliance with its minimum capital requirements, additional limitations under federal and California law and regulations and policies of the FRB. The board of directors of Nara Bancorp and the Bank adopted a revised joint Board resolution (the “Revised Resolution”) at the request of the FRB and DFI on December 8, 2010. The Revised Resolution continues to prohibit us from declaring or paying dividends without the prior written approval of the FRB and the DFI.

The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business – Supervision and Regulation.”

We did not repurchase any of our securities during 2010 and do not currently have any publicly announced repurchase plan. Our ability to repurchase common stock is subject to prior approval of the FRB and the U.S. Treasury Department pursuant to the agreements we entered into in connection with our participation in the Treasury Department’s Capital Purchase Program.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	533,250	$9.73	1,196,000
Equity compensation plans not approved by security holders	—	$—	—

Total	533,250	$9.73	1,196,000

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

The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by Nara Bancorp under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

COMPARATIVE CUMULATIVE TOTAL RETURN

AMONG NARA BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,

SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2005

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31, 2010

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Nara Bancorp, Inc.	100.00	118.35	66.51	56.56	65.25	56.70
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
S&P 600 Index	100.00	115.12	114.78	79.11	99.34	125.49
SNL Bank and Thrift	100.00	116.85	89.10	51.24	50.55	56.44
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of Nara Bancorp as of and for each of the years in the five-year period ended December 31, 2010. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$150,436	$158,045	$166,928	$175,773	$155,831
Interest expense	42,052	65,699	70,707	78,568	61,216

Net interest income	108,384	92,346	96,221	97,205	94,615
Provision for loan losses	84,630	61,023	48,825	7,530	3,754

Net interest income after provision for loan losses	23,754	31,323	47,396	89,675	90,861
Noninterest income	24,481	18,468	13,993	22,573	19,269
Noninterest expense	63,374	61,713	57,009	56,450	53,927

Income before income tax provision (benefit)	(15,139)	(11,922)	4,380	55,798	56,203
Income tax provision (benefit)	(7,900)	(6,199)	1,625	22,599	22,397

Net income (loss)	$(7,239)	$(5,723)	$2,755	$33,199	$33,806

Dividends and discount accretion on preferred stock	(4,291)	(4,276)	(474)	—	—

Net income (loss) available to common stockholders	$(11,530)	$(9,999)	$2,281	$33,199	$33,806

Per Common Share Data:
Earnings (loss)—basic	$(0.30)	$(0.35)	$0.09	$1.27	$1.31
Earnings (loss)—diluted	(0.30)	(0.35)	0.09	1.25	1.28
Book value (period end, excluding preferred stock and warrants)	7.69	7.99	8.49	8.48	7.15
Cash dividends declared per common share	—	—	0.11	0.11	0.11
Number of common shares outstanding (period end)	37,983,027	37,824,007	26,246,560	26,193,560	26,107,560
Balance Sheet Data—At Period End:
Assets	$2,963,296	$3,227,957	$2,672,054	$2,423,410	$2,046,985
Securities available for sale and held to maturity	528,262	782,690	406,586	258,773	163,851
Gross loans, net of unearned loan fees
(excludes loans held for sale and guaranteed portion of delinquent SBA loans)	2,134,061	2,208,943	2,098,443	2,008,729	1,714,865
Deposits	2,176,114	2,434,190	1,938,603	1,833,346	1,712,235
Federal Home Loan Bank borrowings	350,000	350,000	350,000	297,000	76,000
Subordinated debentures	39,268	39,268	39,268	39,268	39,268
Stockholders’ equity	358,563	367,975	289,953	222,180	186,627
Average Balance Sheet Data:
Assets	$3,007,294	$3,038,969	$2,544,667	$2,216,514	$1,934,913
Securities available for sale and held to maturity	516,460	619,594	298,886	199,293	185,587
Gross loans, including loans held for sale	2,173,840	2,124,615	2,089,803	1,879,457	1,593,453
Deposits	2,213,940	2,291,346	1,855,629	1,772,230	1,645,527
Stockholders’ equity	364,159	304,770	238,800	204,863	166,206
Selected Performance Ratios:
Return on average assets(1)	-0.24%	-0.19%	0.11%	1.50%	1.75%
Return on average stockholders’ equity(2)	-1.99%	-1.88%	1.15%	16.21%	20.34%
Average stockholders’ equity to average assets	12.11%	10.03%	9.38%	9.24%	8.59%
Dividend payout ratio
(Dividends per share/earnings per share)	0.00%	0.00%	122.22%	8.66%	8.40%
Net interest spread(3)	3.34%	2.64%	3.22%	3.41%	3.96%
Net interest margin(4)	3.75%	3.15%	3.96%	4.60%	5.14%
Yield on interest-earning assets(5)	5.21%	5.39%	6.87%	8.32%	8.47%
Cost of interest-bearing liabilities(6)	1.86%	2.75%	3.65%	4.91%	4.51%
Efficiency ratio(7)	47.70%	55.69%	51.73%	47.13%	47.35%

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp: Leverage	12.61%	12.36%	12.61%	10.77%	11.19%
Tier 1 risk-based	16.42%	16.73%	14.32%	11.84%	12.17%
Total risk-based	17.69%	17.99%	15.58%	12.78%	13.22%
Bank: Leverage	12.27%	11.77%	12.43%	10.36%	10.55%
Tier I risk-based	16.00%	16.02%	14.10%	11.41%	11.49%
Total risk-based	17.27%	17.29%	15.34%	12.34%	12.54%
Asset Quality Data:
Nonaccrual loans	$43,803	$51,674	$37,580	$16,592	$3,271
Loans 90 days or more past due and still accruing	—	—	—	—	—

Total nonperforming loans	43,803	51,674	37,580	16,592	3,271
Other real estate owned	1,581	2,044	2,969	—	—
Restructured loans (accruing)	35,103	64,341	3,256	765	298

Total nonperforming assets	$80,487	$118,059	$43,805	$17,357	$3,569

Asset Quality Ratios (8):
Nonperforming loans to gross loans	2.05%	2.34%	1.79%	0.83%	0.19%
Nonperforming assets to total assets	2.72%	3.66%	1.64%	0.72%	0.17%
Allowance for loan losses to gross loans	2.92%	2.69%	2.07%	1.00%	1.11%
Allowance for loan losses to nonperforming loans	142%	115%	116%	121%	584%
Net charge-offs to average gross loans	3.76%	2.12%	1.22%	0.35%	0.14%

(1)	Net income (loss) divided by the average assets
(2)	Net income (loss) divided by the average stockholders’ equity
(3)	Difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities
(4)	Net interest income expressed as a percentage of average interest-earning assets
(5)	Interest income divided by the average interest-earning assets
(6)	Interest expense divided by the average interest-bearing liabilities
(7)	Noninterest expense divided by the sum of net interest income plus noninterest income
(8)	Excluding guaranteed portion of delinquent SBA loans.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Nara Bancorp, Inc. is a bank holding company headquartered in Los Angeles, California. We offer a full range of commercial banking and consumer deposit products through our wholly owned subsidiary, Nara Bank, a California state-chartered bank. Nara Bank primarily focuses its business in Korean-American communities in California, in the New York City metropolitan area, and New Jersey. We offer our banking services through our network of 23 banking offices in California, the New York metropolitan area and New Jersey and one loan production office located in Dallas, Texas, to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance and SBA loans. We have discontinued origination of consumer loans, but continue to service such loans in our portfolio.

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

We have a significant business and geographic concentration in the Korean-American communities in California, the New York City metropolitan area and New Jersey and our results are affected by economic conditions in these areas and in South Korea. A further decline in economic and business conditions in our market areas and in South Korea may have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

On December 9, 2010, we entered into a definitive agreement to merge with Center Financial in an all stock transaction valued at $285.7 million, or approximately $7.16 per Center Financial share based on the closing price on December 8, 2010. As of February 17, 2011, the transaction was valued at $314.1 million, or approximately $7.87 per Center Financial share. The boards of directors of both companies each unanimously approved the Center Merger. While there can be no assurance as to the exact timing, or that the Center Merger will be completed at all, we are working to complete the Center Merger in the second half of 2011. The consummation of the Center Merger is subject to regulatory approval, the approval of the shareholders of both Nara Bancorp and Center Financial, and other customary closing conditions.

Upon consummation of the Center Merger, each share of common stock of Center Financial issued and outstanding immediately prior to the effective time of the Center Merger (the “Effective Time”) will be converted into and become exchangeable for 0.7804 of a share of common stock of Nara Bancorp, subject to the payment of cash in lieu of the issuance of fractional shares. Based on the number of shares Center Financial common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 31.1 million Nara Bancorp shares being exchanged for approximately 39.9 million outstanding Center Financial shares, subject to adjustment in certain limited circumstances. Nara Bancorp shareholders will own 55% of the combined company and Center Financial shareholders will own 45%.

We cannot assure you that the Center Merger will be consummated as scheduled, or at all. See “Risk Factors —Risks Relating to the Center Merger” for a description of risks relating to the Center Merger.

The board of directors of Nara Bancorp and the Bank adopted a revised joint Board resolution (the “Revised Resolution”) at the request of the FRB and DFI on December 8, 2010. The Revised Resolution replaces the joint Resolution previously adopted at the request of the FRB and DFI on December 29, 2009and requires us to update and submit capital, strategic, earnings improvement, and liquidity and funds management plans to the FRB and DFI. We have submitted all required plans, which cover: strategic planning; earnings improvement; governance and board oversight; liquidity and funds management; and, capital in accordance with the Revised Resolution’s timing requirements. The Revised Resolution continues to prohibit us from declaring or paying dividends without the prior written approval of the FRB and the DFI.

The plans that have been submitted pursuant to the Revised Resolution are currently being reviewed by the FRB and DFI. Failure to comply with those plans or revised plan if the initial plans are not accepted by the FRB and DFI or to comply with the other provisions of the Revised Resolution could result in more formal regulatory action being taken with respect to the Bank or Nara Bancorp. In addition, the adoption of the Revised Resolution does not preclude any other regulatory action being taken with respect to the Bank or Nara Bancorp.

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

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be “other-than-temporarily” impaired as of December 31, 2010. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.

Certain SBA loans that we have the intent to sell prior to maturity are designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other operating income at the time of the sale. The remaining portion of the premium (relating to the portion of the loan retained) is deferred and amortized over the remaining life of the loan as an adjustment to yield. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are recorded based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate plus 1% to 2%. The market rate is used to determine servicing costs. Servicing assets are amortized in proportion to and over the period of estimated future servicing income. Management periodically evaluates the servicing asset for impairment, which is the amount, if any, by which the carrying value of the servicing asset exceeds the relative fair value of the servicing asset. Impairment, if it occurs, is recognized as a write down or charge-off in the period of impairment.

The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 9 to our Consolidated Financial Statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.

Results of Operations

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers and investments, and interest expense is generated from interest-bearing deposits our customers have with us and borrowings that we may have, such as Federal Home Loan Bank of San Francisco borrowings and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest-bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.

We attempt to minimize the effect of interest rate fluctuations on net interest margin by monitoring our interest-sensitive assets and our interest-sensitive liabilities. Net interest income can be affected by a change in the composition of assets and liabilities, such as replacing higher yielding loans with a like amount of lower yielding investment securities. Changes in the level of nonaccrual loans and changes in volume and interest rates can also affect net interest income. Volume changes are caused by differences in the level of interest-earning assets and interest-bearing liabilities. Interest rate changes result from differences in yields earned on assets and rates paid on liabilities.

The other significant source of our income is non-interest income including service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans that were held for sale and investment securities available for sale. Our non-interest income can be reduced by net losses on sales of other real estate owned and charges for other than temporary impairment on investment securities and derivative instruments.

In addition to interest expense, our income is impacted by provisions for loan losses, and non-interest expenses, primarily salaries and benefits and occupancy expense.

Net Income

Our net income (loss) available to common stockholders was ($11.5 million) for 2010 compared to ($10.0 million) for 2009 and $2.3 million for 2008. Our earnings (loss) per common share based on fully diluted shares were ($0.30), ($0.35) and $0.09 for 2010, 2009 and 2008, respectively. The return on average assets was -0.24%, -0.19% and 0.11% and the return on average stockholders’ equity was -1.99%, -1.88% and 1.15% for these same periods.

The decline in earnings for 2010 was primarily due to increases in loan loss provisions and non-interest expense, partially offset by increases in net interest margin and non-interest income. During 2009, net income decreased as compared with 2008 primarily due to increases in loan loss provisions, non-interest expense and dividends and discount accretion on preferred stock and decrease in net interest income due to compression in our net interest margin, partially offset by an increase in non-interest income and income tax benefits.

Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2010	Amount	%	2009	Amount	%	2008
Interest income	$150,436	($7,609)	(5)%	$158,045	($8,883)	(5)%	$166,928
Interest expense	42,052	(23,647)	(36)%	65,699	(5,008)	(7)%	70,707

Net interest income	108,384	16,038	17%	92,346	(3,875)	(4)%	96,221
Provision for loan losses	84,630	23,607	39%	61,023	12,198	25%	48,825
Non-interest income	24,481	6,013	33%	18,468	4,475	32%	13,993
Non-interest expense	63,374	1,661	3%	61,713	4,704	8%	57,009

Income before income tax provision	(15,139)	(3,217)	(27)%	(11,922)	(16,302)	(372)%	4,380
Income tax provision	(7,900)	(1,701)	(27)%	(6,199)	(7,824)	(481)%	1,625

Net income	$(7,239)	($1,516)	(26)%	$(5,723)	($8,478)	(308)%	$2,755

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

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the average yield on each category of interest-earning assets, the average rate paid on each category of interest-bearing liabilities, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2010.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$2,173,840	$134,390	6.18%	$2,124,615	$131,416	6.19%	$2,089,803	$151,172	7.23%
Securities(3)	516,460	15,141	2.93%	619,594	25,742	4.15%	298,886	14,416	4.82%
Other investments	192,459	856	0.44%	171,270	680	0.40%	23,498	1,010	4.30%
Federal funds sold	6,082	49	0.81%	14,806	207	1.40%	16,816	330	1.96%

Total interest-earning assets	2,888,841	150,436	5.21%	2,930,285	158,045	5.39%	2,429,003	166,928	6.87%
Non-interest earning assets:
Cash and due from bank	29,844			71,025			33,376
Premises and equipment, net	11,082			11,585			11,674
Accrued interest receivable	9,560			10,246			8,781
Intangible assets	3,312			3,857			4,587
Other assets	64,655			11,971			57,246

Total non-interest earning assets	118,453			108,684			115,664

Total assets	$3,007,294			$3,038,969			$2,544,667

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$608,051	6,374	1.05%	$467,764	8,948	1.91%	$280,055	8,264	2.95%
Savings	135,008	3,274	2.43%	125,877	3,948	3.14%	133,791	4,920	3.68%
Time certificates	1,118,383	18,234	1.63%	1,397,419	37,740	2.70%	1,113,667	40,896	3.67%
FHLB advances	353,384	12,099	3.42%	356,528	13,041	3.66%	372,142	13,932	3.74%
Other borrowings	42,895	2,071	4.83%	37,883	2,022	5.34%	37,683	2,695	7.15%

Total interest-bearing liabilities	2,257,721	42,052	1.86%	2,385,471	65,699	2.75%	1,937,338	70,707	3.65%

Non-interest bearing liabilities and equity
Demand deposits	352,498			300,286			328,116
Other liabilities	32,916			48,442			40,413
Stockholders’ equity	364,159			304,770			238,800

Total liabilities and stockholders’ equity	$3,007,294			$3,038,969			$2,544,667

NET INTEREST INCOME AND YIELD:
Net interest income		$108,384			$92,346			$96,221

Net interest margin			3.75%			3.15%			3.96%
Net interest margin, excluding non-accrual interest			3.80%			3.20%			3.99%
Net interest margin, excluding non-accrual interest and loan prepayment fee income			3.78%			3.18%			3.92%
Net interest spread(4)			3.34%			2.64%			3.22%
Net interest spread(5)			3.60%			2.94%			3.75%
Cost of funds(6)			1.61%			2.45%			3.12%

(1)	Interest income on loans includes amortization of loan fees and net interest settlements from interest rate swaps and prepayment fees received on loan pay-offs. See the table below for detail. The average balance of loans is net of deferred loan fees.

Year ended December 31,	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income	Non-accrual Loan Income(expense)
	(In thousands)
2010	$1,855	$(2,261)	$525	$(1,415)
2009	$1,311	$(2,343)	$632	$(1,470)
2008	$1,556	$(1,505)	$1,668	$(689)

(2)	Average balances of loans are net of deferred loan fees and costs and include non-accrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Interest on interest-earning assets minus interest on interest-bearing liabilities
(5)	Interest on interest-earning assets minus interest on interest-bearing liabilities and non-interest bearing deposits
(6)	Interest on interest-bearing liabilities and non-interest bearing deposits

The following table illustrates changes in interest income (including loan fees) and interest expense and the amounts of such changes attributable to variations in interest rates and volumes for the period indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the “change due to volume” and the “change due to rate” categories in proportion to the relationship of the absolute dollar amounts attributable solely to the change in volume and to the change in rate.

	Year Ended December 31,
	2010 compared to 2009			2009 compared to 2008
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$2,974	$(69)	$3,043	$(19,756)	$(22,237)	$2,481
Interest on other investments	176	87	89	(330)	(1,644)	1,314
Interest on securities	(10,601)	(6,772)	(3,829)	11,326	(2,244)	13,570
Interest on federal funds sold	(158)	(66)	(92)	(123)	(87)	(36)

TOTAL INTEREST INCOME	$(7,609)	$(6,820)	$(789)	$(8,883)	$(26,212)	$17,329

INTEREST EXPENSE:
Interest on demand deposits	$(2,574)	$(4,774)	$2,200	$684	$(3,577)	$4,261
Interest on savings	(674)	(945)	271	(972)	(693)	(279)
Interest on time certificates of deposit	(19,506)	(12,971)	(6,535)	(3,156)	(12,224)	9,068
Interest on FHLB	(942)	(828)	(114)	(891)	(315)	(576)
Interest on other borrowings	49	(204)	253	(673)	(687)	14

TOTAL INTEREST EXPENSE	$(23,647)	$(19,722)	$(3,925)	$(5,008)	$(17,496)	$12,488

NET INTEREST INCOME	$16,038	$12,902	$3,136	$(3,875)	$(8,716)	$4,841

Net Interest Income and Net Interest Margin

Net interest income was $108.4 million for 2010, compared to $92.3 million for 2009 and $96.2 million for 2008. The net interest margin was 3.75% for 2010 compared to 3.15% for 2009 and 3.96% for 2008. Interest income reversed for non-accrual loans (net of income recognized) was $1.4 million for 2010, compared to $1.5 million for 2009 and $689 thousand for 2008. Excluding this effect, the net interest margin for 2010, 2009 and 2008 was 3.80%, 3.20% and 3.99%, respectively.

Comparison of 2010 with 2009

Net interest income increased $16.0 million, or 17%, during 2010. The increase in net interest income was due to the increase in the net interest margin. The cost of deposits decreased during 2010 due to the decrease in the rates paid on certificates of deposit upon renewal and on money market accounts as a result of the decline in market interest rates. There was no change to the prime rate during 2010.

Comparison of 2009 with 2008

Net interest income decreased $3.9 million, or 4%, during 2009. The decline in net interest income was due to the decline in the net interest margin, as well as a significant shift in asset allocation from loans receivable to liquid assets and investment securities with lower yields. The net interest margin was lower during 2009 primarily due to the lag effect of deposit pricing. There was no change to the prime rate during 2009.

Interest Income

Interest income was $150.4 million for 2010, compared to $158.0 million for 2009 and $166.9 million for 2008. The yield on average interest-earning assets was 5.21% for 2010, compared to 5.39% for 2009 and 6.87% for 2008.

Comparison of 2010 with 2009

The decrease in interest income of $7.6 million, or 5%, for 2010 compared to 2009 was primarily due to a decrease in the average yield on average interest-earning assets, particularly in investment securities. The yield on average investment securities was 2.93% for 2010, compared to 4.15% for 2009. The decrease in the average yield on investment securities was due to sale of investment securities totaling $201.8 million with an average yield of 4.89%, which was replaced by new investment securities purchased in 2010, which had lower yields than the weighted average yield of the portfolio as a result of decreases in market interest rates.

The average yield on loans for 2010 was 6.18%, compared to 6.19% for 2009. Average loans increased $49.2 million to $2.2 billion for 2010 from $2.1 billion for 2009.

Comparison of 2009 with 2008

The decrease in interest income of $8.9 million, or 5%, for 2009 compared to 2008 was primarily due to a decline in the prime rate in late 2008 to which our adjustable rate loans are tied, partially offset by a 21% growth in average interest-earning assets, mostly investment securities. Average interest earning assets increased $501 million to $2.9 billion for 2009, compared to $2.4 billion for 2008. The increase in average investment securities accounted for 64% of the increase in average interest earning assets.

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

Interest Expense

Deposits

Interest expense on deposits was $27.9 million for 2010 compared to $50.6 million for 2009 and $54.1 million for 2008. The average cost of total deposits was 1.26% for 2010 compared to 2.21% for 2009 and 2.91% for 2008. The average cost of interest-bearing deposits was 1.50% for 2010 compared to 2.54% for 2009 and 3.54% for 2008.

Comparison of 2010 with 2009

The decrease in interest expense on total deposits of $22.8 million, or 45%, for 2010 compared to 2009 was primarily due to the decrease in the rates paid on certificates of deposits upon renewal and on money market accounts as a result of the decline in market interest rates.

Comparison of 2009 with 2008

The decrease in interest expense on total deposits of $3.5 million, or 6%, for 2009 compared to 2008 was due to the decrease in rates paid on deposits as we lowered the rates several times in 2009, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $463.5 million, or 30% during 2009 while average non-interest bearing deposits decreased $27.8 million, or 8%, during the same period.

Borrowings

Borrowings include borrowings from the FHLB, the FRB, federal funds purchased and subordinated debentures. As part of our asset liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.

Average FHLB and other borrowings was $396.3 million in 2010, compared to $394.4 million in 2009 and $409.8 million in 2008. Interest expense on FHLB borrowings was $12.1 million for 2010, compared to $13.0 million for 2009 and $13.9 million for 2008. The average cost of those borrowings was 3.42% for 2010, compared to 3.66% for 2009 and 3.74% for 2008. Interest expense on subordinated debentures was $1.9 million for 2010, compared to $2.0 million for 2009 and $2.7 million for 2008.

The average cost of subordinated debentures, was 4.71% for 2010, compared to 5.34% for 2009 and 7.15% for 2008. The fluctuation in the average cost of other borrowings was due to changes in the 3-month LIBOR, to which all but one of our issues of subordinated debentures are tied. For 2010, the 3-month LIBOR average was 0.34% compared to 0.69% and 2.93% for 2009 and 2008, respectively.

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material respects from current estimates. If the allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition.

Comparison of 2010 with 2009

The provision for loan losses was $84.6 million for 2010, an increase of $23.6 million, or 39%, from $61.0 million for 2009. The increase is primarily due to an additional $26.3 million of charge-offs taken on over $60 million of problem loans that were transferred to loans held for sale at June 30, 2010 and sold in a bulk sale in the third quarter 2010. Net charge-offs increased to $81.7 million for 2010, compared to $45.0 million for 2009. The increase in net charge-offs was mostly due to an increase in partial charge-offs on impaired loans resulting primarily from declines in collateral values on collateral dependent loans as well as the charge-offs associated with the loans transferred to loans held for sale. Total classified loans decreased to $136.0 million at December 31, 2010, compared to $157.2 million at December 31, 2009, primarily due to $115 million of problem loans sold during the year in which the majority were classified as well as the charge-off of classified loans, offset by $131.0 million in additional classified credits during the year.

Comparison of 2009 with 2008

The provision for loan losses was $61.0 million for 2009, an increase of $12.2 million, or 25%, from $48.8 million for 2008. The increase is primarily due to higher net charge-offs, an increase in loss migration factors based on continued deterioration in the portfolio and increasing Watch List loans, as well as changes in qualitative factors that may adversely affect the loan portfolio. Net charge-offs increased to $45.0 million for 2009, compared to $25.4 million for 2008. The increase in net charge-offs was mostly due to an increase in partial charge-offs on impaired loans resulting primarily from declines in collateral values on collateral dependent loans. Total classified loans increased significantly to $157.2 million at December 31, 2009, compared to $65.5 million at December 31, 2008, partially due to the increase in Troubled Debt Restructured loans.

See “Financial Condition—Allowance for Loan Losses” for a description of our methodology for determining the allowance for loan losses.

Non-interest Income

Non-interest income was $24.5 million for 2010, compared to $18.5 million for 2009 and $14.0 million for 2008.

Comparison of 2010 with 2009

Service charges on deposit accounts decreased $320 thousand, or 5%, to $6.5 million for 2010 from $6.8 million for 2009. The decrease was primarily due to overdraft, or non-sufficient funds (“NSF”) charges assessed on deposit customers, which decreased $299 thousand, or 6%, to $4.8 million for 2010 from $5.1 million for 2009 as the volume of accounts incurring on NSF charge declined. Net gains on sales of SBA loans increased $706 thousand, or 102%, to $1.4 million in 2010 from $694 thousand in 2009. Total SBA loan originations during 2010 increased $43.4 million, or 386% to $54.6 million compared to $11.2 million for 2009 due to the recovery of the SBA secondary market. Sales of SBA loans for 2010 was $27.4 million compared to $11.0 million for 2009. The increase in net gains on sales of SBA loans was also due to the increase in premium paid. The average premium increased to 9.38% for 2010 compared to 6.14% for 2009. Other loans sold in 2010 and 2009 were $77.2 million and $13.7 million, respectively. Net gains on sales of other loans increased $3.6 million, or 500%, to $4.4 million for 2010 from $728 thousand for 2009. The increase in net gains on sales of other loans was due to the sale of problem assets of $61.1 million, which had been written down to estimated market value at June 30, 2010, but which resulted in a net gain of $3.7 million during third quarter of 2010.

Net gains on sales of securities available-for-sale increased $2.0 million, or 45%, to $6.4 million for 2010 from $4.4 million for 2009. A total of $201.8 million in available-for-sale investment securities were sold during 2010 as part of the rebalancing of duration and mix of the investment securities portfolio. Net losses on sales of other real estate owned (“OREO”) increased $285 thousand, or 89%, to ($605 thousand) for 2010 from ($320 thousand) for 2009. We sold 13 properties during 2010 compared to 11 properties in 2009.

Comparison of 2009 with 2008

Service charges on deposit accounts decreased $595 thousand, or 8%, to $6.8 million for 2009 from $7.4 million for 2008. The decrease was primarily due to NSF charges, which decreased $421 thousand, or 8%, to $5.1 million for 2009 from $5.5 million for 2008 due to lower volume of NSF charges. Net gains on sales of SBA loans decreased $906 thousand, or 57%, to $694 thousand in 2009 from $1.6 million in 2008. The origination of SBA loans declined significantly starting in the second quarter of 2008 due to the tightening of our underwriting standards and decreases in business sales transactions due to the slowdown in the economy. Total SBA loan originations during 2009 were $11.2 million compared to $49.2 million for 2008. Sales of SBA loans during 2009 also decreased to $11.0 million compared to $42.3 million for 2008. The decrease in net gains on sales of SBA loans was partially offset by the increase in premium paid. The average premium increased to 6.14% for 2009 compared to 4.97% for 2008. Other loans sold in 2009 and 2008 were $13.7 million and $11.7 million, respectively. Net gains on sales of other loans increased $547 thousand, or 302%, to $728 thousand for 2009 from $181 thousand for 2008.

Net gains on sales of securities available-for-sale increased $3.6 million, or 415%, to $4.4 million for 2009 from $860 thousand for 2008. A total of $235.3 million in available-for-sale investment securities were sold during 2009 as part of a rebalancing of duration and mix of our investment securities portfolio. Net losses on sales of other real estate owned (“OREO”) decreased $683 thousand, or 68%, to ($320 thousand) for 2009 from ($1.0 million) for 2008. During 2009, valuation of the underlying properties upon foreclosure was closer to actual value realized upon sale of the properties. We sold eleven properties during 2009 compared to three in 2008. During the second quarter of 2008, we recognized an other than temporary impairment (“OTTI”) charge of ($1.7 million) on a non-agency asset backed security with a book value of $1.7 million. The impairment charge was due to a down grade of the security by one of the rating agencies. The security has been written down in full. We have no other non-agency asset-backed securities in the investment portfolio. This write-down adversely affected non-interest income for 2008.

A breakdown of non-interest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2010	Amount	%	2009	Amount	%	2008
Non-interest Income:
Service charges on deposit accounts	$6,464	$(320)	(5)%	$6,784	$(595)	(8)%	$7,379
International service fees	2,369	363	18	2,006	(44)	(2)	2,050
Loan servicing fees, net	1,836	(30)	(2)	1,866	(191)	(9)	2,057
Wire transfer fees	1,192	(140)	(11)	1,332	(224)	(14)	1,556
Net gains on sales of SBA loans	1,400	706	102	694	(906)	(57)	1,600
Net gains on sales of other loans	4,368	3,640	500	728	547	302	181
Net gains on sales of securities available for sale	6,396	1,969	45	4,427	3,567	415	860
Net (loss) on sale of OREO	(605)	(285)	(89)	(320)	683	68	(1,003)
Net valuation losses on interest rate swaps	(857)	(411)	(92)	(446)	103	19	(549)
Other than temporary impairment	—	—	—	—	1,713	100	(1,713)
Other income and fees	1,918	521	37	1,397	(178)	(11)	1,575

Total non-interest income	$24,481	$6,013	33%	$18,468	$4,475	32%	$13,993

Non-interest Expense

Non-interest expense was $63.4 million for 2010, compared to $61.7 million for 2009 and $57.0 million for 2008. The increases were $1.7 million, or 3% for 2010 and $4.7 million, or 8%, for 2009.

Comparison of 2010 with 2009

The increase in non-interest expense for 2010 over 2009 was primarily due to increases in furniture and equipment, credit related, and other expense, partially offset by a decrease in the FDIC insurance premium. Furniture and equipment expense increased $614 thousand, or 21% to $3.5 million for 2010 from $2.9 million for 2009. The increase was primarily due to an increase in depreciation expense for information technology equipment purchased in 2010. Credit related expenses increased $374 thousand, or 8% to $4.8 million for 2010 from $4.4 million for 2009. This increase was primarily due to an increase in loan collection related expense. Other expense increased $494 thousand, or 8% to $6.5 million for 2010 from $6.1 million for 2009. The increase was primarily due to Center merger related expenses such as investment banking and legal fees of $1.0 million, offset by a decrease in legal settlement expense of $567 thousand. The decrease in the FDIC insurance premium was due to a one-time assessment of $1.47 million paid on June 30, 2009. Excluding the one-time assessment, the FDIC insurance premium increased $1.2 million, or 32%, due to an increase in the assessment rate.

Comparison of 2009 with 2008

The increase in non-interest expense for 2009 over 2008 was primarily due to increases in the FDIC insurance premium, credit related expenses and occupancy expense, partially offset by a decrease in salaries and employee benefits. The FDIC insurance premium increased by $3.8 million, or 270%, to $5.2 million 2009, compared to $1.4 million for 2008. The increase was due to an increase in the FDIC insurance assessment rate effective in the second quarter of 2009. In addition, a one-time special assessment fee was imposed by the FDIC on all insured depository institutions. The Bank paid $1.5 million during the second quarter of 2009 as a result of this special assessment. Credit related expenses increased $3.2 million, or 280% to $4.4 million for 2009 from $1.2 million for 2008. This increase was primarily due to a significant increase in loan collection related expense and OREO valuation allowances and related expenses. The OREO valuation allowances and related expenses increased $1.5 million to $1.7 million for 2009 from $220 thousand for 2008. Salaries and employee benefits decreased $3.5 million, or 11.9% to $25.4 million for 2009 from $28.9 million for 2008. The decrease was due to decreases in bonus expense and in the number of FTE employees. The number of FTE employees decreased to 337 at 2009 year-end compared to 366 at 2008 year-end. The increase in occupancy expense is primarily due to the opening of new branches during 2008 and 2009. We opened a branch in the Fashion District of Downtown, Los Angeles in July of 2008 and a branch in Fort Lee, New Jersey in April of 2009.

A breakdown of non-interest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2010	Amount	%	2009	Amount	%	2008
Non-interest Expense:
Salaries and employee benefits	$25,261	$(176)	(1)%	$25,437	$(3,450)	(12)%	$28,887
Occupancy	9,767	(151)	(2)	9,918	786	9	9,132
Furniture and equipment	3,540	614	21	2,926	97	3	2,829
Advertising and marketing	2,020	349	21	1,671	(358)	(18)	2,029
Data processing and communications	3,954	212	6	3,742	467	14	3,275
Professional fees	2,538	214	9	2,324	363	19	1,961
FDIC assessment	4,968	(269)	(5)	5,237	3,822	270	1,415
Credit related expense	4,781	374	8	4,407	3,246	280	1,161
Other	6,545	494	8	6,051	(269)	(4)	6,320

Total non-interest expense:	$63,374	$1,661	3%	$61,713	$4,704	8%	$57,009

Income Tax Provision

The provision (benefit) for income taxes for 2010 was ($7.9 million) compared to ($6.2 million) in 2009 and $1.6 million in 2008. The effective income tax (benefit) rate was (52%) for 2010 compared to (52%) for 2009 and 37% for 2008. The higher effective benefit tax rates during 2010 and 2009 compared to the statutory tax rate was primarily due to the impact of state taxes and tax credits in a loss year. The lower effective tax rate for 2008 was due to the lower state taxes and the greater impact of the low-income housing tax credit due to lower pre-tax income.

We are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The total amount of unrecognized tax benefits was $151 thousand at January 1, 2010 and $202 thousand at December 31, 2010 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $151 thousand and $202 thousand at January 1, 2010 and December 31, 2010, respectively. The amount of unrecognized tax benefits increased due to current year accrual of $33 thousand and an additional interest accrual of $18 thousand for prior years. During the fourth quarter of 2010, the California Franchise Tax Board examined our 2007 and 2008 enterprise zone loan interest deductions and did not propose any adjustments that were deemed material. We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $23 thousand and $11 thousand for interest and penalties accrued at December 31, 2010 and 2009, respectively.

Financial Condition

Our total assets were $2.96 billion at December 31, 2010 compared to $3.23 billion at December 31, 2009, a decrease of $264.7 million or 8%. Total assets decreased as we liquidated investment securities to fund withdrawals of high rate retail jumbo time deposits at their maturities.

Loan Portfolio

We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. We discontinued the origination of consumer loans; however, we continue to service the existing consumer loan portfolio, which totaled $11.3 million at December 31, 2010. During 2010, new loans originated were $376.4 million compared to $424.4 million for 2009. Gross loans outstanding (net of deferred loan fees and costs), excluding loans held for sale and the guaranteed portion of delinquent SBA loans, decreased by $74.9 million, or 3%, to $2.13 billion at December 31, 2010 compared to $2.21 billion at December 31, 2009. Average loans outstanding, as a percentage of our average total interest-earning assets, were 75% for 2010 compared to 73% for 2009. Average loans were $2.17 billion and $2.12 billion for the years ended December 31, 2010 and 2009, respectively. The increase in average loans was $49.2 million, or 2% during 2010, and $34.8 million, or 2%, during 2009. Loan growth remained concentrated in commercial real estate loans although growth slowed during 2010 due to the economy and tightening credit standards. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 52% of our total loans were adjustable rate loans at December 31, 2010, compared to 48% at December 31, 2009. Approximately 30% of new loan originations were fixed rate loans for 2010 compared to 59% for 2009.

With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us (if any). As of December 31, 2010, our lending limit was approximately $63.1 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of $105.2 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $33.1 million, which were performing as agreed at December 31, 2010.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$2,263	0%	$4,801	0%	$5,280	0%	$7,412	0%	$3,217	0%
Commercial	1,524,650	71%	1,595,219	73%	1,406,068	67%	1,300,494	65%	1,122,816	66%
Construction	46,900	2%	54,084	2%	61,524	3%	61,920	3%	37,241	2%

Total real estate loans	1,573,813	73%	1,654,104	75%	1,472,872	70%	1,369,826	68%	1,163,274	68%
Commercial business	491,811	23%	487,736	22%	531,953	26%	527,498	26%	428,190	25%
Trade finance	57,430	3%	51,411	2%	66,603	3%	78,055	4%	76,367	4%
Consumer and other	13,268	1%	18,035	1%	28,520	1%	34,809	2%	49,201	3%

Total loans outstanding	2,136,322	100%	2,211,286	100%	2,099,948	100%	2,010,188	100%	1,717,032	100%
Less: deferred loan fees	(2,261)		(2,343)		(1,505)		(1,459)		(2,167)

Gross loans receivable	2,134,061		2,208,943		2,098,443		2,008,729		1,714,865
Less: allowance for loan losses	(62,320)		(59,424)		(43,419)		(20,035)		(19,112)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,071,741		2,149,519		2,055,024		1,988,694		1,695,753
Guaranteed portion of delinquent SBA loans	13,684		12,490		20,911		4,492		2,367

Loans receivable, net	$2,085,425		$2,162,009		$2,075,935		$1,993,186		$1,698,120

Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio, and are currently not being offered by the Bank. This pool of residential real estate loans is made up of loans funded in prior years that are still being serviced by the Bank. Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, decreased $80.3 million or 4.9%, to $1.6 billion at December 31, 2010 from $1.7 billion at December 31, 2009.

Other Loans

Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2010, commercial business loans increased $4.1 million, or 0.8%, to $491.8 million at December 31, 2010 from $487.7 million at December 31, 2009. Consumer loans comprise less than 1% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans. We ceased offering auto loans in February 2007 and ceased offering home equity loans in January 2008.

We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Commitments to extend credit	$205,752	$198,807	$200,170	$224,837	$214,685
Standby letters of credit	9,777	9,907	9,354	15,231	12,786
Other commercial letters of credit.	30,180	23,575	17,183	18,552	27,146

	$245,709	$232,289	$226,707	$258,620	$254,617

Non-performing Assets

Non-performing assets consist of non-accrual loans, accruing loans that are 90 days or more past due, accruing restructured loans and OREO.

Loans are placed on non-accrual status when they become 90 days or more past due, unless the loan is both well-secured and in the process of collection. Loans may be placed on non-accrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on non-accrual status, unpaid accrued interest is charged against interest income. Loans are charged off when the collection is determined unlikely. Loans are restructured when, for economic or legal reasons related to the borrower’s financial difficulties, the bank grants a concession to the borrower that it would not otherwise consider. OREO consists of real estate acquired by the Bank through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, and is held for sale.

Non-performing assets were $80.5 million at December 31, 2010, compared to $118.1 million at December 31, 2009. The change in non-performing assets in 2010 was primarily due to decreases in restructured loans. Restructured loans as defined by FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”, decreased during 2010 to $35.1 million at December 31, 2010, compared to $64.3 million at December 31, 2009. Of the $29.2 million in decreased levels of non-performing TDR’s, $13.6 million is attributable to 47 loans which were included in the bulk loan pool sale effective as of June 30, 2010.

The amount of additional interest income that the Bank would have recorded in 2010, 2009 and 2008, if non-accrual loans had been current in accordance with their original contracted terms, was $2.3 million, $3.2 million and $348 thousand, respectively. The following table illustrates the composition of non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Non-accrual loans	$43,803	$51,674	$37,580	$16,592	$3,271
Loans past due 90 days or more, still accruing	—	—	—	—	—

Total nonperforming loans	43,803	51,674	37,580	16,592	3,271
Other real estate owned	1,581	2,044	2,969	—	—
Restructured loans	35,103	64,341	3,256	765	298

Total non-performing assets	$80,487	$118,059	$43,805	$17,357	$3,569

We did not have any commitments to extend additional credit on restructured loans as of December 31, 2010 or 2009.

The following table provides information on nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2010 and 2009:

	As of December 31, 2010
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Residential	$—	$—	$—
Commercial
Retail	1,615	—	1,615
Hotel & Motel	1,187	—	1,187
Gas Station & Car Wash	3,054	—	3,054
Mixed Use	3,968	—	3,968
Industrial & Warehouse	3,690	—	3,690
Other	4,834	—	4,834
Construction	8,547	—	8,547

Total	26,895	—	26,895
Commercial business	15,991	—	15,991
Trade finance	469	—	469
Consumer and other	448	—	448

	$43,803	$—	$43,803

*	Adjustment to recorded investment is not deemed material to this presentation.

	As of December 31, 2009
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Residential	$—	$—	$—
Commercial
Retail	6,660	—	6,660
Hotel & Motel	4,489	—	4,489
Gas Station & Car Wash	8,413	—	8,413
Mixed Use	6,595	—	6,595
Industrial & Warehouse	1,729	—	1,729
Other	12,468	—	12,468
Construction	—	—	—

Total	40,354	—	40,354
Commercial business	10,275	—	10,275
Trade finance	—	—	—
Consumer and other	1,045	—	1,045

	$51,674	$—	$51,674

*	Adjustment to recorded investment is not deemed material to this presentation.

The following tables present information on nonaccrual loans by type of businesses the borrowers are engaged in as of December 31, 2010 and 2009:

	December 31, 2010
Type of Business	Real Estate and Rental and Leasing	Retail Trade/ Wholesale Trade	Construction	Finance and Insurance	Other	Total
	(In Thousands)
Real estate loans:
Residential	$—	$—	$—	$—	$—	$—
Commercial	9,460	4,506	894	—	3,488	18,348
Construction	—	—	8,547	—	—	8,547

Total	9,460	4,506	9,441	—	3,488	26,895
Commercial business	939	4,654	34	5,027	5,337	15,991
Trade finance	—	469	—	—	—	469
Consumer and other	—	—	—	—	448	448

	$10,399	$9,629	$9,475	$5,027	$9,273	$43,803

	December 31, 2009
Type of Business	Real Estate and Rental and Leasing	Retail Trade/ Wholesale Trade	Construction	Finance and Insurance	Other	Total
	(In Thousands)
Real estate loans:
Residential	$—	$—	$—	$—	$—	$—
Commercial	11,145	9,768	1,702	1,494	16,245	40,354
Construction	—	—	—	—	—	—

Total	11,145	9,768	1,702	1,494	16,245	40,354
Commercial business	1,608	4,988	318	—	3,361	10,275
Trade finance	—	—	—	—	—	—
Consumer and other	—	749	—	—	296	1,045

	$12,753	$15,505	$2,020	$1,494	$19,902	$51,674

Maturity and Repricing of Loans

The following table illustrates the maturity distribution and repricing intervals of loans outstanding as of December 31, 2010. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2010
	Loans Maturing and repricing
(Dollars in thousands)
	Within One Year	Between One and Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$—	$2,166	$97	$2,263
Commercial	158,612	1,067,039	298,999	1,524,650
Construction	32,285	14,615	—	46,900

Total real estate loans	190,897	1,083,820	299,096	1,573,813
Commercial business loans	125,344	299,236	67,231	491,811
Trade finance loans	57,430	—	—	57,430
Consumer loans	8,222	4,051	995	13,268

Total	$381,893	$1,387,107	$367,322	$2,136,322

Loans with fixed interest rates	$92,826	$804,103	$125,704	$1,022,633
Loans with variable interest rates without interest rate floors	102,558	357,507	117,716	577,781
Loans with variable interest rates with interest rate floors	186,510	225,496	123,902	535,908

Total	$381,894	$1,387,106	$367,322	$2,136,322

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly affected by economic or other conditions. The following table summarizes the industry concentrations exceeding 10% of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2010		2009		2008		2007		2006
	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent
Wholesale Trade	$149,686	7%	$126,017	6%	$129,541	6%	$196,853	10%	$193,194	11%
Retail Trade	521,349	24%	515,009	23%	524,763	25%	508,252	25%	441,434	26%
Services	485,738	23%	655,981	30%	639,807	30%	573,455	29%	483,708	28%
Finance, Insurance, Property Management	727,767	34%	748,264	34%	633,572	30%	628,683	31%	538,062	31%

Total	$1,884,540	88%	$2,045,271	93%	$1,927,683	92%	$1,907,243	95%	$1,656,398	96%

Total Loans Outstanding	$2,136,322		$2,211,286		$2,099,948		$2,010,188		$1,717,032

Our lending activities are predominately in California, in the New York City metropolitan area, and New Jersey. At December 31, 2010, California represented 62% of the total loans outstanding and New York and New Jersey represented 29%. The remaining 9% of total loans outstanding represented other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in December 2010 was approximately 12.5%. Our loan portfolio has been affected by the economy, but the impact is lessened by having most of its loans in large metropolitan California cities rather than in the outlying suburban communities that have seen higher declines in real estate values.

Allowance for Loan Losses

The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, we fully analyze each loan application package, with experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”), which is comprised of the Chief Executive Officer, Chief Credit Officer, Chief Operating Officer, and Eastern Regional Manager. For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and quarterly reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.

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

The allowance for loan losses was $62.3 million at December 31, 2010, compared to $59.4 million at December 31, 2009. The allowance for loan losses increased $2.9 million, or 4.9%, during 2010, primarily due to the effect of increased charge-offs on historical loss rates for loans subject to general loan loss allowances, and increased specific reserves on impaired loans. The Bank recorded provisions for loan losses of $84.6 million in 2010, compared to $61.0 million in 2009 and $48.8 million in 2008. During 2010, the Bank charged off $84.7 million in loans outstanding, and recovered $2.9 million in loans previously charged off. The increase in charge-off during 2010 included $26.3 million of additional charge-offs related to loans transferred to held-for-sale at June 30, 2010. Total Watch List loans at December 31, 2010 were $165.6 million compared to $199.9 million at December 31, 2009. The allowance for loan losses was 2.92% of gross loans at December 31, 2010, compared to 2.69% at December 31, 2009.

For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.

Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan” totaled $122.7 million and $120.5 million, respectively as of December 31, 2010 and December 31, 2009, with specific allowances of $21.1 million and $19.8 million, respectively. Management and the Loan and Credit Policy Committee of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, management and the LCPC believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2010. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.

The following table provides information on impaired loans for the periods indicated:

	As of and for the Year Ended December 31,
	2010	2009
	(In Thousands)
With Allocated Allowance
Without charge-off	$63,944	$69,771
With charge-off	4,188	3,385
With No Allocated Allowance
Without charge-off	42,015	32,253
With charge-off	12,540	15,131
Allowance on Impaired Loans	(21,102)	(19,803)

Impaired Loans, net of allowance	$101,585	$100,737

Average Impaired Loans	$123,242	$84,593

The year-end impaired loans are set forth in the following table:

	As of December 31, 2010
	Impaired Loan Balance*	Related Allowance	Average Balance
	(In Thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—
Real Estate—Commercial
Retail	7,347	(1,518)	7,498
Hotel & Motel	5,349	(987)	11,439
Gas Station & Car Wash	3,142	(1,411)	8,844
Mixed Use	308	(53)	2,334
Industrial & Warehouse	7,539	(1,729)	2,453
Other	2,697	(448)	5,711
Real Estate—Construction	5,789	(1,686)	4,027
Commercial Business	35,961	(13,270)	29,753
Trade Finance	—	—	—
Consumer and Other	—	—	89

	$68,132	$(21,102)	$72,148

With No Related Allowance
Real Estate—Residential	$—	$—	$—
Real Estate—Commercial
Retail	9,127	—	10,100
Hotel & Motel	8,619	—	7,299
Gas Station & Car Wash	5,197	—	8,361
Mixed Use	3,660	—	4,635
Industrial & Warehouse	367		2,510
Other	17,530	—	10,853
Real Estate—Construction	4,469	—	2,481
Commercial Business	5,029	—	4,550
Trade Finance	469	—	287
Consumer and Other	88	—	18

	$54,555	$—	$51,094

Total	$122,687	$(21,102)	$123,242

*	Adjustment to recorded investment is not deemed material to this presentation.

	As of December 31, 2009
	Impaired Loan Balance*	Related Allowance
	(In Thousands)
With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	7,954	(1,812)
Hotel & Motel	13,743	(3,143)
Gas Station & Car Wash	20,496	(3,965)
Mixed Use	5,459	(1,067)
Industrial & Warehouse	358	(54)
Other	2,674	(811)
Real Estate—Construction	2,342	(275)
Commercial Business	20,130	(8,676)
Trade Finance	—	—
Consumer and Other	—	—

	$73,156	$(19,803)

With No Related Allowance
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	8,390	—
Hotel & Motel	8,864	—
Gas Station & Car Wash	8,896	—
Mixed Use	4,693	—
Industrial & Warehouse	1,443	—
Other	11,630
Real Estate—Construction	—	—
Commercial Business	3,468	—
Trade Finance	—	—
Consumer and Other	—	—

	$47,384	$—

Total	$120,540	$(19,803)

*	Adjustment to recorded investment is not deemed material to this presentation.

The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE*	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
	(In thousands)
Real estate—Residential	$46	$784	$—	$—	$—
Real estate—Commercial	21,016	51,876	22,230	24,810	3,458
Real estate—Construction	8,547	—	6,179	—	—
Commercial business	17,530	15,303	20,937	8,797	4,389
Trade finance	469	—	93	37	—
Consumer and other	491	1,514	1,776	1,030	1,104

Total Delinquent Loans	$48,099	$69,477	$51,215	$34,674	$8,951

Non-accrual loans included above	$43,803	$51,674	$37,580	$16,592	$3,271

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinquent SBA loans

The following table presents the aging of past due loans as of December 31, 2010 and 2009 by class of loans:

	As of December 31, 2010
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
	(In Thousands)
Real estate—Residential	$46	$—	$—	$—
Real estate—Commercial
Retail	950	188	1,615	2,753
Hotel & Motel	455	—	1,187	1,642
Gas Station & Car Wash	—	—	3,054	3,054
Mixed Use	401	—	3,968	4,369
Industrial & Warehouse	133	239	3,690	4,062
Other	302	—	4,834	5,136
Real estate—Construction	—	—	8,547	8,547
Commercial business	684	855	15,991	17,530
Trade finance	—	—	469	469
Consumer and other	41	2	448	491

	$3,012	$1,284	$43,803	$48,099

	As of December 31, 2009
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
	(In Thousands)
Real estate—Residential	$784	$—	$—	$784
Real estate—Commercial
Retail	257	224	6,660	7,141
Hotel & Motel	7,940	—	4,489	12,429
Gas Station & Car Wash	1,543	—	8,413	9,956
Mixed Use	335	—	6,595	6,930
Industrial & Warehouse	—	72	1,729	1,801
Other	714	437	12,468	13,619
Real estate—Construction	—	—	—	—
Commercial business	2,931	2,097	10,275	15,303
Trade finance	—	—	—	—
Consumer and other	423	46	1,045	1,514

	$14,927	$2,876	$51,674	$69,477

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. We use the following definitions for risk ratings:

•

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table illustrates total watch list loans as of the dates indicated:

WATCH LIST LOANS	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
	(In thousands)
Special Mention	$29,573	$42,671	$71,169	$9,351	$4,708
Substandard	135,774	153,535	55,622	20,226	3,521
Doubtful	260	3,655	9,883	1,210	1,473
Loss	—	—	—	10	28

Total Watch List Loans	$165,607	$199,861	$136,674	$30,797	$9,730

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010 and 2009, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Real estate—Residential	$—	$46		$46
Real estate—Commercial
Retail	1,948	18,898	—	20,846
Hotel & Motel	10,896	15,490	—	26,386
Gas Station & Car Wash	8,798	8,923	—	17,721
Mixed Use	364	5,887	—	6,251
Industrial & Warehouse	385	8,871	—	9,256
Other	1,865	21,431		23,296
Real estate—Construction	—	10,257	—	10,257
Commercial business	4,182	45,054	260	49,496
Trade finance	305	469	—	774
Consumer and other	830	448	—	1,278

Total Watch List Loans	$29,573	$135,774	$260	$165,607

	As of December 31, 2009
	Special Mention	Substandard	Doubtful	Total
Real estate—Residential	$784	$—	$—	$784
Real estate—Commercial
Retail	9,464	24,482	—	33,946
Hotel & Motel	9,783	27,262	—	37,045
Gas Station & Car Wash	—	37,532	—	37,532
Mixed Use	2,233	10,543	—	12,776
Industrial & Warehouse	—	3,017	—	3,017
Other	7,382	19,924	—	27,306
Real estate—Construction	5,802	736	—	6,538
Commercial business	7,223	29,743	2,906	39,872
Trade finance	—	—	—	—
Consumer and other	—	296	749	1,045

Total Watch List Loans	$42,671	$153,535	$3,655	$199,861

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

(Dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
LOANS:
Average gross loans receivable, including loans held for sale	$2,159,894	$2,124,615	$2,089,803	$1,879,457	$1,593,453
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	2,134,061	2,208,943	2,098,443	2,008,729	1,714,865
ALLOWANCE:
Balance—beginning of year	$59,424	$43,419	$20,035	$19,112	$17,618
Loans charged off:
Commercial real estate	58,291	18,218	4,763	—	—
Construction	848	6,116	2,614	—	—
Commercial business loans	24,157	19,775	17,801	6,568	2,553
Consumer and other loans	1,356	1,577	515	880	1,108

Total loans charged off	84,652	45,686	25,693	7,448	3,661

Less: recoveries:
Commercial and industrial real estate	770	166	49	—	—
Commercial business loans	1,951	445	100	646	970
Consumer and other loans	197	57	103	195	431

Total loan recoveries	2,918	668	252	841	1,401

Net loans charged off	81,734	45,018	25,441	6,607	2,260
Provision for loan losses	84,630	61,023	48,825	7,530	3,754

Balance—end of year	$62,320	$59,424	$43,419	$20,035	$19,112

(Dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
RATIOS:
Net loan charge-offs to average total loans	3.76%	2.12%	1.22%	0.35%	0.14%
Allowance for loan losses to total loans at end of year	2.92%	2.69%	2.07%	1.00%	1.11%
Net loan charge-offs to beginning allowance	137.54%	103.68%	126.98%	34.57%	12.83%
Net loan charge-offs to provision for loan losses	96.58%	73.77%	52.11%	87.74%	60.20%
Allowance for loan losses to nonperforming loans	142%	115%	116%	121%	584%

The activity in the allowance for loan losses by class of loans for the year ended December 31, 2010 is as follows:

		Real estate - Commercial
	Real estate - Residential	Retail	Hotel & Motel	Gas Station & Car Wash	Mixed Use	Industrial & Warehouse	Other	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
Balance, beginning of year	$18	$7,068	$10,506	$9,034	$3,032	$1,844	$9,357	$913	$15,656	$410	$1,143	$443	$59,424
Provision for loan losses	19	9,937	14,695	8,213	1,587	4,937	10,722	3,331	30,930	(218)	651	(174)	84,630
Loans charged off	(23)	(11,384)	(18,322)	(12,342)	(3,042)	(3,196)	(10,532)	(848)	(23,607)	—	(1,356)	—	(84,652)
Recoveries of charged offs	—	12	21	397	—	—	341	—	1,951	—	196	—	2,918

Balance, end of year	$14	$5,633	$6,900	$5,302	$1,577	$3,585	$9,888	$3,396	$24,930	$192	$634	$269	$62,320

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2010		12/31/2009		12/31/2008		12/31/2007		12/31/2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loan Type
Real estate—Residential	$14	0%	$18	0%	$27	0%	$24	0%	$21	0%
Real estate—Commercial	32,885	71%	40,841	73%	24,144	56%	12,498	63%	12,673	66%
Real estate—Construction	3,396	2%	913	2%	—	0%	—	0%	—	0%
Commercial business	24,930	23%	15,655	22%	18,060	42%	6,752	34%	5,579	29%
Trade finance	192	3%	410	2%	—	0%	—	0%	—	0%
Consumer and other	634	1%	1,144	1%	869	2%	643	3%	805	4%
Unallocated	269	N/A	443	N/A	319	N/A	118	N/A	34	N/A

Total	$62,320	100%	$59,424	100%	$43,419	100%	$20,035	100%	$19,112	100%

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using the Migration Analysis. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program, commonly used by community banks, was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools.

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $23.9 million at December 31, 2010, compared to $11.3 million at December 31, 2009. The enhancement to the reserve methodology mentioned previously, allows loan losses to be migrated into for Pass loan grade levels. This extended migration analysis process resulted in higher levels of quantitative reserves being required for the various Pass graded loan pools.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the seven possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•

Changes in the trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications;

•	Changes in the quality of our loan review system and the degree of oversight by the Directors;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

The qualitative loan loss allowance on the non-impaired loan portfolio was $17.0 million at December 31, 2010 compared to $28.4 million at December 31, 2009.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans first identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment at the date that the loan becomes impaired. The appraisals are based on “as is” valuation. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisals. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, depending on the size of the impaired loan, is charged off against the allowance for loan losses.

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

For commercial business loans, real estate loans and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans have generally smaller balances and are homogeneous in the underwriting terms and conditions, and to the type of collateral. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance amount which is included in the allowance for loan losses through a charge to the provision for loan losses.

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans over $2 million that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded this scope again by now including all loans over $1 million, which added 3 loans totaling $4.6 million to aggregate impaired loans. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process.

The following table presents the allocation of the specific and general components of the allowance and loan balances by portfolio segment:

	As of December 31, 2010
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans	$—	$70,882	$10,258	$40,990	$469	$88	$122,687
Specific allowance	$—	$6,145	$1,686	$13,271	$—	$—	$21,102
Loss coverage ratio	0%	8.67%	16.44%	32.38%	0.00%	0.00%	17.20%

Non-impaired loans	$2,263	$1,453,768	$36,642	$450,821	$56,961	$13,180	$2,013,635
General allowance	$14	$26,740	$1,710	$11,659	$192	$903	$41,218
Loss coverage ratio	0.62%	1.84%	4.67%	2.59%	0.34%	6.85%	2.05%

Total loans*	$2,263	$1,524,650	$46,900	$491,811	$57,430	$13,268	$2,136,322
Total allowance for loan losses	$14	$32,885	$3,396	$24,930	$192	$903	$62,320
Loss coverage ratio	0.62%	2.16%	7.24%	5.07%	0.33%	6.81%	2.92%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

	As of December 31, 2009
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans	$—	$94,600	$2,342	$23,598	$—	$—	$120,540
Specific allowance	$—	$10,852	$275	$8,676	$—	$—	$19,803
Loss coverage ratio	0.00%	11.47%	11.74%	36.77%	0.00%	0.00%	16.43%

Non-impaired loans	$4,801	$1,500,619	$51,742	$464,138	$51,411	$18,035	$2,090,746
General allowance	$18	$29,989	$638	$6,979	$410	$1,587	$39,621
Loss coverage ratio	0.37%	2.00%	1.23%	1.50%	0.80%	8.80%	1.90%

Total loans*	$4,801	$1,595,219	$54,084	$487,736	$51,411	$18,035	$2,211,286
Total allowance for loan losses	$18	$40,841	$913	$15,655	$410	$1,587	$59,424
Loss coverage ratio	0.37%	2.56%	1.69%	3.21%	0.80%	8.80%	2.69%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

Under certain circumstances, we will provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At December 31, 2010, total modified loans were $55.6 million, compared to $108.4 million at December 31, 2009. The temporary modifications generally consist of interest only payments for a three- to six-month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to substandard or special mention. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructured (“TDR”) loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors,” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date.

A summary of TDRs on accrual by type of concession as of December 31, 2010 and 2009 is presented below:

	As of December 31, 2010			As of December 31, 2009
	Real estate - Commercial	Commercial Business	Total	Real estate - Commercial	Commercial Business	Total
(In thousands)
Payment concession	$975	$8,744	$9,719	$2,993	$4,287	$7,280
Maturity / Amortization concession	4,968	7,144	12,112	34,403	5,332	39,735
Rate concession	12,250	1,022	13,272	16,496	829	17,325

	$18,193	$16,910	$35,103	$53,892	$10,448	$64,340

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2010 were comprised of 17 commercial real estate loans totaling $18.2 million and 43 commercial business loans totaling $16.9 million. TDRs on accrual status at December 31, 2009 were comprised of 34 commercial real estate loans totaling $53.9 million and 54 commercial business loans totaling $10.4 million. We expect that the TDRs on accrual status as of December 31, 2010, which are all performing in accordance with their restructured terms to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

A summary of TDRs on accrual status by the type of securing properties as of December 31, 2010 and 2009 is presented below:

	As of December 31
	2010	2009
Retail buildings	$4,832	$9,620
Hotels/motels	6,193	16,647
Gas stations/ car washes	1,475	20,006
Mixed-use facilities	—	2,907
Multifamily	—	1,371
Other	22,603	13,790
Total	$35,103	$64,341

TDRs are generally downgraded to substandard. We have allocated $15.8 million and $14.1 million of specific reserves to TDRs as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

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

Our available-for-sale securities totaled $528.3 million at December 31, 2010, compared to $782.7 million at December 31, 2009. We had no securities in the held to maturity category at December 31, 2010 or 2009. During 2010, $199.7 million in mortgage related securities were paid down, $201.8 million in securities were sold, $35.2 million in securities were either called or matured, and $190.6 million were purchased. All of the securities involved in these transactions were classified as available for sale. Securities with an amortized cost of $2.0 million were pledged to the FRB as required or permitted by law at December 31, 2010. We also pledged securities with an amortized cost of $265.8 million to the California State Treasurer’s Office as deposit collateral for time certificates deposit. Our investment portfolio consists of government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), CMOs, mutual funds, a corporate note and municipal bonds.

The following table summarizes the amortized cost, estimated fair value and maturity distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio Balance and Fair Value

	December 31,
	2010			2009
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
Debt securities*:
GSE Bonds	$125,429	$125,718	$289	$85,343	$85,229	$(114)
GSE CMOs	101,312	103,201	1,889	191,711	191,035	(676)
GSE MBS	282,205	284,834	2,629	485,705	492,214	6,509
Corporate Note	4,473	3,708	(765)	4,458	3,424	(1,034)
Municipal Bonds	5,258	5,282	24	5,259	5,325	66

Total debt securities	518,677	522,743	4,066	772,476	777,227	4,751
Mutual funds	5,462	5,519	57	5,462	5,463	1

Total available-for-sale	$524,139	$528,262	$4,123	$777,938	$782,690	$4,752

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

The proceeds from sales of securities and the associated gains for the year ended are listed below:

(Dollars in thousands)	2010	2009	2008
Proceeds	$208,142	$239,734	$76,135
Gross gains	6,296	4,431	895
Gross losses	—	(3)	(10)

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2009

Investment Portfolio Maturities and Weighted Average Yields

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE Bonds	$—	—%	$—	—%	$—	—%	$125,429	2.62%	$125,429	4.00%
GSE CMOs	—	—	—	—	—	—	101,312	2.87%	101,312	2.70%
GSE MBS	—	—	—	—	13,392	2.99%	268,813	3.54%	282,205	4.20%
Corporate Note	—	—	—	—	—	—	4,473	1.67%	4,473	1.66%
Municipal Bonds			340	4.78	1,652	6.56%	3,266	6.57%	5,258	6.45
Mutual funds	—	—	—	—	—	—	5,462	3.21%	5,462	4.04%

Total available -for-sale	$—	—%	$340	4.78%	$15,044	3.38%	$508,755	3.18%	$524,139	3.81%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE Bonds	4	$65,465	$(770)	—	$—	$—	4	$65,465	$(770)
GSE CMOs	3	9,091	(187)	2	17,337	(70)	5	26,428	(257)
GSE MBS	7	99,555	(1,999)	—	—	—	7	99,555	(1,999)
Corporate Note	—	—	—	1	3,708	(765)	1	3,708	(765)
Municipal Bonds	5	1,929	(31)	—	—	—	5	1,929	(31)

	19	$176,040	$(2,987)	3	$21,045	$(835)	22	$197,085	$(3,822)

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell a debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other-than-temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income.

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

The corporate note at December 31, 2010 and 2009 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $765 thousand at December 31, 2010. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at December 31, 2010 and 2009 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the corporate note at December 31, 2010.

We consider the losses on our investments in an unrealized loss position at December 31, 2010 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

Deposits

Deposits are our primary source of funds for making loans and investment activities. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits decreased $258.1 million, or 11%, to $2.18 billion at December 31, 2010 compared to $2.43 billion at December 31, 2009.

The decrease in deposits during 2010 was primarily due to runoff of matured retail jumbo time deposits as we offered lower renewal rates. Most of the runoff was from the deposits raised during a deposit campaign held during the first and second quarter of 2009. Approximately 50% of these matured retail jumbo CDs were retained and either repriced to lower rate CDs or moved to other interest-bearing accounts. The decrease in retail jumbo CDs was offset by increases primarily in non-jumbo CDs and money market accounts. At December 31, 2010, we had $63.1 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $18.1 million and $200.0 million, respectively, at December 31, 2009. The brokered deposits represented approximately 3% of our total deposits as of December 31, 2010 compared to 1% as of December 31, 2009. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.22% at December 31, 2010.

Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth information for the periods indicated and the balances of our deposits by category.

	December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$388,731	18%	$330,489	14%	$303,656	16%
Demand, interest bearing	688,593	31%	524,188	21%	306,478	16%
Savings	126,255	6%	136,804	6%	113,186	6%
Time deposit of $100,000 or more	321,542	15%	932,699	38%	626,850	32%
Other time deposits	650,993	30%	510,010	21%	588,433	30%

Total Deposits	$2,176,114	100%	$2,434,190	100%	$1,938,603	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$339,857	35%	$739,857	51%	$617,790	51%
Over three months through six months	152,838	16%	537,378	37%	260,652	21%
Over six months through twelve months	311,210	32%	135,265	10%	293,798	24%
Over twelve months	168,630	17%	30,209	2%	43,043	4%

Total time deposits	$972,535	100%	$1,442,709	100%	$1,215,283	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2010.

	December 31, 2010
	(Dollars in thousands)
	Amount	Percentage
Three months or less	$216,337	67%
Over three months through six months	72,028	22%
Over six months through twelve months	24,583	8%
Over Twelve months	8,594	3%

Total time deposits	$321,542	100%

There can be no assurance that we would be able to continue to replace maturing CDs at competitive rates. However, if we are unable to replace these maturing CDs with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB as well as with liquid assets.

Borrowings

We utilize a combination of short-term and long-term borrowings to help manage our liquidity position.

Federal Funds Purchased

Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2010 and 2009, we did not have any federal funds purchased.

FHLB Advances

We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2010 and 2009, FHLB advances totaled $350 million with average remaining maturities of 2.2 years. The weighted average rate for FHLB advances was 3.18% at year-end 2010, compared to 3.46% at year-end 2009. As of December 31, 2010, our FHLB borrowing capacity based on pledged collateral and the remaining available borrowing capacity were $543.9 million and $193.4 million, respectively. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.

Secured Borrowings

Secured borrowings of $11.8 million at December 31, 2010 represents the sold portion of SBA loans sold with 90 days recourse clause. Recognition of these sales is required to be deferred until the end of the 90 day recourse period.

Subordinated Debentures

At December 31, 2010, five wholly owned subsidiary grantor trusts established by us had issued $38 million of pooled Trust Preferred Securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. We have agreed not to pay interest on the Debentures or to issue any additional trust preferred securities without the prior written approval of the FRB.

With the adoption of FASB ASC 810, we deconsolidated the five grantor trusts. As a result, the Debentures issued by us to the grantor trusts, totaling $39.3 million, are reflected in our consolidated statements of financial condition in the liabilities section at December 31, 2010 and 2009, under the caption “subordinated debentures.” We record interest expense on the corresponding subordinated debentures in the consolidated statements of income. We also recorded $1.47 million and $1.49 million in other assets in the consolidated statements of financial condition at December 31, 2010 and 2009, respectively, for the common capital securities issued by the issuer trusts held by us.

The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2010.

(Dollars in thousands)

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2010	INTEREST DISTRIBUTION DATES
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	10.18%	10.18%	June 8 and December 8
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.45%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.14%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.25%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	1.95%	Every 15th of March, June, September and December

Total Trust		$38,000	$39,268

Capital Resources

Historically, our primary source of capital has primarily been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as needs arise, through the issuance of additional stock or debt. Based on our analysis of our capital needs (including any needs arising out of our financial condition and results of operations) and the input of our regulators, we may decide, or our regulators may require us, to raise additional capital. For example, we anticipate that we will raise additional capital through an offering of our common stock in connection with the pending Center Merger, although the amount of such an offering has not yet been finally decided upon. We may also use some of the proceeds of the offering in connection with redemption from the Treasury Department of our Series A Preferred Stock at some point in the future, subject to regulatory approval.

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

On October 27, 2009, we raised additional capital of approximately $82.0 million, net of costs, through a public offering of 11.5 million shares of our common stock at a price of $7.50 per share.

Our total stockholders’ equity decreased $9.4 million, or 3%, to $358.6 million at December 31, 2010 from $368.0 million at December 31, 2009. At December 31, 2010, our Tier I Capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities, was $374.4 million, compared to $399.4 million at December 31, 2009. The decrease was primarily due to the net loss to common stockholders of $11.5 million for the year ended December 31, 2010. At December 31, 2010, Nara Bancorp’s ratio of total capital to total risk-weighted assets ratio was 17.69%, Tier I Capital to total risk weighted assets ratio was 16.42% and Tier I leverage ratio was 12.61%.

At December 31, 2010, the Bank’s total capital to total risk-weighted assets ratio was 17.27%, the Tier I Capital to total risk weighted assets ratio was 16.00% and its Tier I leverage ratio was 12.27%.

The following tables compare Nara Bancorp’s and the Bank’s actual capital at December 31, 2010 to those required by our regulatory agencies for capital adequacy classification purposes:

	As of December 31, 2010 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$374,353	12.6%	$118,718	4.0%	$255,635	8.6%
Tier 1 risk-based capital ratio	$374,353	16.4%	$91,194	4.0%	$283,159	12.4%
Total risk-based capital ratio	$403,298	17.7%	$182,389	8.0%	$220,909	9.7%

	As of December 31, 2010 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bank
Tier I capital to total assets	$364,397	12.3%	$118,742	4.0%	$245,359	8.3%
Tier 1 risk-based capital ratio	$364,397	16.0%	$91,032	4.0%	$273,069	12.0%
Total risk-based capital ratio	$393,292	17.3%	$182,065	8.0%	$210,931	9.2%

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

We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee (“ALCO”) and the Asset Liability Management (“ALM”) Committee of the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco. The sale of investment securities also serves as a source of funds.

Consistent with the terms of the revised Resolution adopted by the Boards of Nara Bancorp and the Bank at the request of the FRB and DFI, we have submitted a written plan to improve the oversight of liquidity and funds management by giving specific consideration to:

•

Guidance communicated in Supervision and Regulation Letter (“SR”) 01-14: Joint Agency Advisory on Rate-Sensitive Deposits, and the development of procedures to identify, monitor, and control risks posed by potentially volatile liabilities, including significant non-relationship deposits, higher-cost funding programs, and funding concentrations.

•

The expansion of our Contingent Liquidity Plan to address the identified risks of the potentially volatile liabilities as well as guidance communicated in SR 10-06: Interagency Policy Statement on Funding and Liquidity Risk Management, including the addition of more extreme stress scenarios and the resultant impact on cash flow projections over various immediate and longer-term time horizons.

We have enhanced our liquidity and funds risk management system to identify and monitor the potentially volatile retail deposits and plan to perform additional analyses of the impact to cash projections of additional liquidity stress events.

Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank Discount Window. These funding sources are augmented by payments of principal and interest on loans, proceeds from sales of loans and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $135.7 million, $57.5 million and $32.2 million during 2010, 2009 and 2008, respectively. Net cash inflows from operating activities for 2010 were primarily attributable to proceeds from sales of loans.

Net cash inflows (outflows) from investing activities totaled $159.5 million, $(554.1) million and $(252.1) million during 2010, 2009 and 2008, respectively. Net cash inflows for investing activities during 2010 were primarily due to sales and maturities or called investment securities available-for-sale.

Net cash inflows (outflows) from financing activities totaled $(248.5) million, $573.1 million and $219.8 million during 2010, 2009 and 2008, respectively. Net cash outflows from financing activities for 2010 were primarily attributable to decrease in deposits.

Our total assets decreased as we used investments to fund withdrawals of high rate retail jumbo time deposits at their maturities.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. The maximum amount that we are currently available to borrow on an overnight basis from the FHLB and the FRB is $433.8 million. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The Federal Home Loan Bank of San Francisco has suspended the regular stock dividend beginning with the fourth quarter of 2008 to preserve capital and recently reinstated partial redemptions of excess capital stock in May of 2010.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $510.5 million at December 31, 2010 compared to $713.7 million at December 31, 2009. Cash and cash equivalents, including federal funds sold were $172.3 million at December 31, 2010 compared to $125.6 million at December 31, 2009. See “Financial Condition – Deposits” for a discussion of liquidity plan for maturing CDs.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to or exceeds 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2010, our gross loan to deposit ratio averaged 98%, compared to an average ratio of 93% and 113% for 2009 and 2008, respectively.

We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2010, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2010, we are not aware of any material commitments for capital expenditures in the foreseeable future.

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

Traditional off-balance-sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit. These activities may require us to make cash payments to third parties in the event certain specified future events occur. The contractual amounts represent the extent of our exposure in these off-balance-sheet activities. However, since certain off-balance-sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of our customers.

The Bank also has entered into interest rate swap and cap contracts where we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. We utilize interest rate swap and cap contracts to help manage the risk of changing interest rates. Our accounting for interest rate swap and cap contracts is discussed below under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding risks from our off-balance-sheet financial instruments can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A. — “Quantitative and Qualitative Disclosures about Market Risk.”

We lease our banking facilities and equipment under non-cancelable operating leases, which have remaining terms of up to 10 years. Our facility lease obligations are discussed in Note 12 of the Notes to Consolidated Financial Statements.

The following table summarizes Nara Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2010. Payments for time deposits and borrowings do not include interest.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$972,535	$803,905	$156,236	$12,394	$—
Subordinated Debentures	39,268	—	—	—	39,268
Federal Home Loan Bank Borrowings	350,000	65,000	200,000	80,000	5,000
Operating Lease Obligations	39,622	7,003	12,862	11,582	8,175
Unused committments to extend credit	205,752	159,141	35,684	3,888	7,039
Standby letters of credit	9,777	9,484	293	—	—
Other commercial letters of credit	30,180	30,156	24	—	—

Total	$1,647,134	$1,074,689	$405,099	$107,864	$59,482

Recently Issued Accounting Standards

FASB ASU 2011-01, “Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” — Under the existing effective date in FASB ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructuring for periods beginning on or after December 15, 2010. ASU 2011-01 temporarily defers that effective date, enabling public-entity creditors to provide those disclosures (paragraphs 310-10-50-31 through 50-34) after the Financial Accounting Standards Board clarifies the guidance for determining what constitutes a troubled debt restructuring. In the proposed Accounting Standards Update, Receivables (Topic 310), Clarifications to Accounting for Troubled Debt Restructurings by Creditors, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in FASB ASU 2011-01, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. We have not yet evaluated the impact of adoption of ASU 2010-29 on our Consolidated Financial Statements for periods after adoption.

FASB ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations” — ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. We have not yet evaluated the impact of adoption of ASU 2010-29 on our Consolidated Financial Statements for periods after adoption.

FASB ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” — ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The guidance is effective for an public entity’s first annual period that ends on or after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on our Consolidated Financial Statements.

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3 of Notes to the Consolidated Financial Statements for the required disclosures at December 31, 2010.

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

The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. ALCO meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, and our investment activities and directs changes in the composition of our interest earning assets and interest bearing liabilities. ALCO reports at least quarterly to the ALM. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

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

In January of 2008, we entered into five interest rate swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, we received a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (“6 Mo. LIBOR”), and paid a fixed rate of 3.57%, until January 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. These interest swap agreements matured on January 14, 2010 and the Company did not have any outstanding interest rate swap agreements at December 31, 2010.

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2010, the aggregate fair value of the outstanding interest rate caps was $167 thousand and we recognized mark-to-market losses on valuation of $901 thousand in 2010. See Note 17 of Notes to Consolidated Financial Statements for more detailed information on swaps and caps.

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

The following table illustrates our combined asset and liability repricing as of December 31, 2010:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(Dollars in thousands)
Total Investments(1)	$199,692	$77,567	$273,355	$150,493	$701,107
Loan Total Total Loans(2)	659,644	239,470	916,158	361,661	2,176,933

Rate Sensitive Assets	859,336	317,037	1,189,513	512,154	2,878,040

TCD $100,000 or more	216,337	96,611	8,594	—	321,542
TCD under $100,000	123,520	367,437	160,036	—	650,993
Money Market accounts and other	688,593	—	—	—	688,593
Savings accounts	69,919	32,491	19,663	4,182	126,255
Borrowings from FHLB	50,000	15,000	280,000	5,000	350,000
Subordinated Debentures	28,000	—	—	10,000	38,000

Rate Sensitive Liabilities	1,176,369	511,539	468,293	19,182	2,175,383

Interest Rate Cap	100,000	(50,000)	(50,000)	—
Net Gap Position	$(217,033)	$(244,502)	$671,220	$492,972
Cumulative Gap Position	$(217,033)	$(461,535)	$209,685	$702,657

(1)	Inludes investment securities, federal funds sold, FRB stock, FHLB stocks, and interest bearing deposits with other financial institutions.
(2)	Includes loans held for sale of $26.9 million.

The simulation model discussed above provides our ALCO with the ability to simulate our net interest income. In order to measure, at December 31, 2010, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2010		December 31, 2009
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	(3.12)%	(4.62)%	(6.47)%	(10.29)%
+ 100 basis points	(2.92)%	(2.27)%	(4.06)%	(4.31)%
- 100 basis points	0.56%	0.24%	2.35%	1.89%
- 200 basis points	(4.33%)	(0.57)%	(1.61%)	1.77%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALM, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2010.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of Nara Bancorp, together with the reports thereon of Crowe Horwath LLP, begin on page F-1 of this Report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December  31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December  31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

/S/ ALVIN D. KANG	/S/ PHILIP E. GULDEMAN
Alvin D. Kang	Phillip E. Guldeman
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Los Angeles, California	Los Angeles, California
February 18, 2011	February 18, 2011

c. Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors in the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued a audit report on our internal control over financial reporting which is included on page F-2 of this report.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section of Nara Bancorp’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) entitled “Election of Directors” and the discussion of the Code of Ethics and Business Conduct in the Nomination and Governance Committee Report. The 2011 Proxy Statement will be filed with the SEC within 120 days after December 31, 2010.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the 2011 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of the 2011 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections of the 2011 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section of the 2011 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

The financial statements listed under Item 8. “Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K. All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements and related notes.

(b) List of Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 9, 2010)

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B, filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 6, 2010 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Proposal No. 4, filed with the SEC on May 24, 2010)

3.7	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on December 28, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre- Effective Amendment No.1 to the Registration Statement on Form S-4, Exhibit 4.1, filed with the SEC on December 5, 2000, SEC file number 333-50126)

4.2	Amended and Restated Declaration of Trust, dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.5, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.3	Indenture, dated March 28, 2001, between Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement, dated March 28, 2001, of Nara Bancorp (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.7, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement, dated March 28, 2001, between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.8, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust, dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008)

4.7	Junior Subordinated Indenture, dated June 5, 2003, between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.8	Guarantee Agreement, dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008)

4.9	Amended and Restated Declaration of Trust, dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008)

4.10	Indenture, dated December 17, 2003 between Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.11	Guarantee Agreement, dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008)

4.12	Amended and Restated Declaration of Trust, dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008)

4.13	Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.14	Guarantee Agreement, dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008)

4.15	Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 22, 2007)

4.16	Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.17	Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007)

4.18	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on November 28, 2008)

4.19	Form of Nara Bancorp, Inc. Series A Preferred Stock Certificate (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on November 28, 2008)

4.20	Warrant to Purchase Common Stock of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on November 28, 2008)

10.1	Amended and Restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, filed with the SEC on July 26, 2007)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001, SEC file number 333-58508)

10.3	Nara Bank Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Jesun Paik and named executive officers Alvin D. Kang, Bonita I. Lee, and Kyu Kim) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006, filed with the SEC on March 15, 2007)

10.7	Form of Change in Control Agreement (entered into by named executive officer Alvin D. Kang, Bonita I. Lee, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on August 6, 2008)

10.8	Form of Nara Bank Long Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Bonita I. Lee) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008, filed with the SEC on March 3, 2009)

10.9	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, and Scott Whang and named executive officers Alvin D. Kang, Bonita I. Lee, Kyu Kim, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007)

10.10	Letter Agreement, between Nara Bancorp, Inc. and the United States Treasury, dated November 21, 2008, including the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant referred to therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on December 17, 2008)

10.11	Employment offer letter among Nara Bancorp, Inc., Nara Bank and Philip E. Guldeman, dated November 10, 2010 and effective December 17, 2010 (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on December 20, 2010)

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Discount Accretion*

14.1	Director Code of Ethics and Business Conduct*

14.2	Code of Ethics and Business Conduct*

21.1	List of Subsidiaries (incorporated by reference to the Annual Report on Form 10-K, Exhibit 21.1, for the year ended December 31, 2009, filed with the SEC on March 15, 2010)

23.1	Consent of Crowe Horwath LLP *

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

99.1	Certification of Chief Executive Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

99.2	Certification of Chief Financial Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

*	Filed herewith

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

By:	/S/ KI SUH PARK	February 18, 2011	Ki Suh Park
Director and Chairman of Company the Bank

By:	/S/ STEVEN D. BROIDY	February 18, 2011	Steven D. Broidy
Director and Vice-Chairman of the Bank

By:	/S/ LOUIS COSSO	February 18, 2011	Louis Cosso
Director

By:	/S/ JESUN PAIK	February 18, 2011	Jesun Paik
Director

By:	/S/ JOHN PARK	February 18, 2011	John Park
Director

By:	/S/ SCOTT YOON-SUK WHANG	February 18, 2011	Scott Yoon-Suk Whang
Director

By	/S/ ALVIN D. KANG	February 18, 2011	Alvin D. Kang
Director, President and Chief Executive Officer (Principal Executive Officer)

By	/S/ PHILIP E. GULDEMAN	February 18, 2011	Philip E. Guldeman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Nara Bancorp, Inc. and Subsidiaries

Consolidated Financial Statements at December 31, 2010 and 2009 and

for Each of the Three Years in the Period Ended December 31, 2010 and

Report of Independent Registered Public Accounting Firm thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nara Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Nara Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K . Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nara Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

CROWE HORWATH LLP

Sherman Oaks, California

February 18, 2011

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

	2010	2009
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$23,916	$23,739
Interest-bearing deposit at Federal Reserve Bank	148,415	81,853
Federal funds sold	—	20,000

Total cash and cash equivalents	172,331	125,592
Securities available for sale, at fair value	528,262	782,690
Loans held for sale, at the lower of cost or fair value	26,927	4,756
Loans receivable, net of allowance for loan losses (December 31, 2010—$62,320 ; December 31, 2009—$59,424)	2,085,425	2,162,009
Other real estate owned	1,581	2,044
Federal Reserve Bank stock, at cost	6,367	4,399
Federal Home Loan Bank (FHLB) stock, at cost	17,717	19,935
Premises and equipment, net	10,915	10,865
Accrued interest receivable	8,648	11,261
Deferred tax assets, net	37,072	28,875
Customers’ liabilities on acceptances	11,528	10,488
Bank owned life insurance	24,117	23,571
Goodwill	2,509	2,509
Other intangible assets, net	534	1,042
Prepaid FDIC insurance	9,639	14,148
Other assets	19,724	23,773

Total assets	$2,963,296	$3,227,957

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

DECEMBER 31, 2010 AND 2009

	2010	2009
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$388,731	$330,489
Interest bearing:
Money market and other	688,593	524,188
Savings deposits	126,255	136,804
Time deposits of $100,000 or more	321,542	932,699
Other time deposits	650,993	510,010

Total deposits	2,176,114	2,434,190

FHLB borrowings	350,000	350,000
Subordinated debentures	39,268	39,268
Secured borrowings	11,758	—
Accrued interest payable	4,830	12,674
Acceptances outstanding	11,528	10,488
Other liabilities	11,235	13,362

Total liabilities	2,604,733	2,859,982

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at December 31, 2010 and 2009	67,000	67,000
Preferred stock discount	(2,797)	(3,737)
Common stock, $0.001 par value—authorized, 100,000,000 shares; issued and outstanding, 37,983,027 and 37,824,007 shares at December 31, 2010 and 2009, respectively	38	38
Capital surplus	171,364	169,806
Retained earnings	120,361	131,891
Accumulated other comprehensive income, net	2,597	2,977

Total stockholders’ equity	358,563	367,975

Total liabilities and stockholders’ equity	$2,963,296	$3,227,957

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$134,390	$131,416	$151,172
Interest on securities	15,141	25,742	14,416
Interest on federal funds sold and other investments	905	887	1,340

Total interest income	150,436	158,045	166,928

INTEREST EXPENSE:
Interest on deposits	27,882	50,636	54,080
Interest on FHLB advances	12,099	13,041	13,932
Interest on other borrowings	2,071	2,022	2,695

Total interest expense	42,052	65,699	70,707

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	108,384	92,346	96,221
PROVISION FOR LOAN LOSSES	84,630	61,023	48,825

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,754	31,323	47,396

NON-INTEREST INCOME:
Service charges on deposit accounts	6,464	6,784	7,379
International service fees	2,369	2,006	2,050
Loan servicing fees, net	1,836	1,866	2,057
Wire transfer fees	1,192	1,332	1,556
Net gains on sales of SBA loans	1,400	694	1,600
Net gains on sales of other loans	4,368	728	181
Net gains on sales and calls of securities available for sale	6,396	4,427	860
Net losses on sales of OREO	(605)	(320)	(1,003)
Net valuation losses on interest rate swaps	(857)	(446)	(549)
Other than temporary impairment on securities available for sale
Total impairment loss	—	—	(1,713)
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	—	—	(1,713)
Other income and fees	1,918	1,397	1,575

Total non-interest income	24,481	18,468	13,993

NON-INTEREST EXPENSE:
Salaries and employee benefits	25,261	25,437	28,887
Occupancy	9,767	9,918	9,132
Furniture and equipment	3,540	2,926	2,829
Advertising and marketing	2,020	1,671	2,029
Data processing and communications	3,954	3,742	3,275
Professional fees	2,538	2,324	1,961
FDIC assessment	4,968	5,237	1,415
Credit related expenses	4,781	4,407	1,161
Other	6,545	6,051	6,320

Total non-interest expense	63,374	61,713	57,009

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(15,139)	(11,922)	4,380
INCOME TAX PROVISION (BENEFIT)	(7,900)	(6,199)	1,625

NET INCOME (LOSS)	$(7,239)	$(5,723)	$2,755

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(4,291)	$(4,276)	$(474)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(11,530)	$(9,999)	$2,281

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.30)	$(0.35)	$0.09
Diluted	$(0.30)	$(0.35)	$0.09

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Preferred Stock	Preferred Stock Discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2008	$—	$—	26,193,560	$26	$79,974	$142,491	$(311)
Issuance of 67,000 shares of TARP preferred stock	67,000	(4,766)
Stock options exercised			53,000		443
Stock-based compensation					1,660
Issuance of common stock warrant					4,766
Cash dividends accrued (5%)						(372)
Accretion of preferred stock discount		102				(102)
Cash dividends declared ($ 0.11 per common share)						(2,882)
Comprehensive income (loss):
Net income						2,755		$2,755
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							(921)	(921)
Change in unrealized gain (loss) on interest-only strips, net of tax							—	—
Change in unrealized gain (loss) on interest rate swaps, net of tax							90	90

Total comprehensive income (loss)								$1,924

BALANCE, DECEMBER 31, 2008	$67,000	$(4,664)	26,246,560	$26	$86,843	$141,890	$(1,142)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Preferred Stock	Preferred Stock Discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$67,000	$(4,664)	26,246,560	$26	$86,843	$141,890	$(1,142)
Issuance of additional stock under public offering, net of offering costs			11,500,000	$12	81,960
Issuance of additional shares pursuant to various stock plans			77,447		(81)
Tax effects of stock plan					(408)
Stock-based compensation					1,492
Cash dividends accrued (5%)						(3,349)
Accretion of preferred stock discount		927				(927)
Comprehensive income (loss):
Net loss						(5,723)		$(5,723)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							4,193	4,193
Change in unrealized gain (loss) on interest-only strips, net of tax							10	10
Change in unrealized gain (loss) on interest rate swaps, net of tax							(84)	(84)

Total comprehensive income (loss)								$(1,604)

BALANCE, DECEMBER 31, 2009	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Preferred Stock	Preferred Stock Discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
			Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			159,020		1,150
Tax effects of stock plan					32
Stock-based compensation					376
Cash dividends accrued (5%)						(3,351)
Accretion of preferred stock discount		940				(940)
Comprehensive income (loss):
Net loss						(7,239)		$(7,239)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							(355)	(355)
Change in unrealized gain (loss) on interest-only strips, net of tax							1	1
Change in unrealized gain (loss) on interest rate swaps, net of tax							(26)	(26)

Total comprehensive income (loss)								$(7,619)

BALANCE, DECEMBER 31, 2010	$67,000	$(2,797)	37,983,027	$38	$171,364	$120,361	$2,597

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($7,239)	($5,723)	$2,755
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	10,977	5,006	2,817
Stock-based compensation expense	376	1,492	1,660
Provision for loan losses	84,630	61,023	48,825
Other than temporary impairment on securities available for sale	—	—	1,713
Valuation adjustment of a loan held for sale	—	—	334
Valuation adjustment of OREO	2,155	2,276	229
Proceeds from sales of loans	110,885	25,429	43,873
Originations of loans held for sale	(46,045)	(5,221)	(39,790)
Deferred gain on transfer of assets	(1,166)	—	—
Net gains on sales of SBA and other loans	(5,768)	(1,422)	(1,781)
Net gains on sales and calls of securities available for sale	(6,396)	(4,427)	(860)
Net losses on sales of OREO	605	320	1,003
Net valuation losses on interest rate swaps and caps	857	446	549
Increase in cash surrender value on bank owned life insurance	(546)	(222)	(441)
FHLB stock dividends	—	—	(1,018)
Change in accrued interest receivable	2,613	(3,093)	1,180
Change in deferred income taxes	(7,910)	(6,372)	(9,884)
Change in other assets and FDIC prepayment	8,627	(15,744)	(16,601)
Change in accrued interest payable	(7,844)	4,125	(1,932)
Change in other liabilities	(3,072)	(363)	(439)

Net cash provided by operating activities	135,739	57,530	32,192

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(100,783)	(167,651)	(133,210)
Proceeds from sales of commercial real estate loans	—	—	11,863
Purchase of premises and equipment	(2,973)	(1,650)	(3,454)
Purchase of securities available for sale	(190,577)	(787,755)	(269,977)
Proceeds from disposition of equipment	2	—	—
Proceeds from sales of OREO	10,363	5,162	1,838
Proceeds from sales of securities available for sale	208,142	239,734	76,135
Proceeds from matured or called, or paiddown securities available for sale	235,063	160,189	65,692
Purchase of Federal Reserve Bank stock	(1,968)	(2,079)	(67)
Purchase of FHLB stock	—	—	(8,725)
Redemption of Federal Home Loan Bank stock	2,218	—	5,249
Net cash received from branch acquisition	—	—	2,555

Net cash provided by / (used in) investing activities	159,487	(554,050)	(252,101)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(258,076)	$495,587	$102,258
Net change in secured borrowings	11,758	—	—
Repayments of FHLB borrowings	(35,000)	(50,000)	(193,000)
Proceeds from FHLB borrowings	35,000	50,000	246,000
Issuance of preferred stock, net of discount	—	—	62,234
Issuance of common stock warrant	—	—	4,766
Issuance of additional common stock	—	81,972	—
Issuance of additional stock pursuant to various stock plan	1,150	—	443
Tax effects on issuance of shares from stock plan	32	(489)	—
Payments of cash dividends	(3,351)	(4,015)	(2,882)

Net cash provided by / (used in) financing activities	(248,487)	573,055	219,819

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,739	76,535	(90)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	125,592	49,057	49,147

CASH AND CASH EQUIVALENTS, END OF YEAR	$172,331	$125,592	$49,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$49,896	$61,574	$72,639
Income taxes paid (refund)	$(1,458)	$(4,671)	$16,174
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$12,660	$6,833	$6,039
Transfer from loans receivable to loans held for sale	$80,077	$13,721	$12,016
Investment securities purchases pending future settlement	$—	$—	$21,449
Reduction of common stock warrants	$—	$(2,383)	$—
Acquisition:
Fair value of non-cash assets acquired	$—	$—	$44
Fair value of deposits assumed	$—	$—	$2,999
Goodwill acquired	$—	$—	$350
Other intangible assets acquired	$—	$—	$50

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

The Bank, previously a national association, converted to a California state-chartered bank on January 3, 2005, and maintains 23 branch operations and one loan production office offering a full range of commercial banking and, to a lesser extent, consumer financial services to our customers, who typically are small- to medium-sized businesses and individuals in our market areas.

Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $18.4 million at December 31, 2010 and $22.5 million at December 31, 2009. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.

Securities—Securities are classified and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2010 and 2009, we did not own securities in this category;

(ii)	Securities are classified as “available for sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities are calculated using the specific identification method, without anticipating prepayments, except for mortgage-backed securities where prepayments are expected.

Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest on loans is credited to income as earned and is accrued only if deemed collectible. Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonrefundable fees, net of certain direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.

SBA Loans—Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost, and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loan Servicing Assets—The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest, based on their relative fair values. During 2010, in accordance with newly issued accounting literature, this gain was deferred until the 90 day recourse period expired. This resulted in $1.2 million of gains being deferred at December 31, 2010 and secured borrowings of $11.8 million. In February 2011 the SBA amended their agreements and effective for all loans submitted for secondary market sales on or after February 15, 2011, the gain will again be recognized at the time of sale. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition.

Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company has capitalized $283 thousand, $200 thousand and $765 thousand of servicing assets during 2010, 2009 and 2008, respectively, and amortized $868 thousand, $1.1 million and $1.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. The carrying amount of servicing assets was $2.2 million and $2.8 million at December 31, 2010 and 2009, respectively.

Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. At December 31, 2010, the fair value of servicing assets was determined using a weighted-average discount rate of 5.7% and prepayment speed of 14.8%. At December 31, 2009, the fair value of servicing assets was determined using a weighted-average discount rate of 5.7% and prepayment speed of 14.7%. The fair values of servicing assets were approximately $4.0 million and $4.5 million at December 31, 2010 and 2009, respectively, on serviced loans totaling $222.7 million and $239.8 million at December 31, 2010 and 2009 and is included in other assets in the accompanying consolidated statements of condition. No impairment charges were required in 2010, 2009, or 2008.

The estimated annual amortization of servicing assets as of December 31, 2010, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2011	$471
2012	373
2013	292
2014	225
2015	269
Thereafter	579

$2,209

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Servicing fee income which is reported on the income statement as “Loan Servicing Fees, net” is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2.4 million, $2.6 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. Effective June 30, 2010, the Bank utilizes an automated software program which allows for detailed and comprehensive migration of loan losses through all grade levels within an individual loan’s credit cycle, with more emphasis, or weight, on the more current quarters in the loss horizon period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of changes in credit concentrations. The following major portfolio segments have been identified: Real estate loans (residential, commercial, and construction), commercial business loans, trade finance loans, and consumer/other loans. Due to the overall high level of real estate loans within the loan portfolio as a whole, as compared to other portfolio segments, for risk assessment and allowance purposes this segment was segregated into more granular pools by collateral property type. Construction and land loans have the highest qualitative adjustments for economic and other credit risk factors, such as the incomplete status of the collateral and deleterious effect of the recent economic downturn on these types of properties during, but total balances in these portfolio segments are not a concentration in the overall portfolio. The commercial real estate loan portfolio segment as a whole had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to the commercial business tenants. Commercial real estate loans secured by hotels, golf courses, and gas station/car washes pose an industry concentration risk within this portfolio segment, have historically shown higher credit risk than in other collateral property types, and were negatively impacted by the effect of the recent poor economy on the hospitality and recreation industries as well as increasing fuel and travel costs. These factors resulted in higher qualitative adjustments made to these sub-portfolio segments. Within the commercial business and trade finance portfolio segments, risk analysis is performed based on concentrations within industries, as well as by individual loan type. Commercial business loans granted under various SBA-guaranteed programs show higher historical risks as these loans are made to small businesses which were more negatively impacted by the economic issues of past few years. This impact resulted in increased qualitative adjustments for this sub-portfolio segment during the year. Trade finance loans show minimal historical losses and have the lowest level of inherent risk as they are generally structured for transaction based funding and businesses within this portfolio segment were less impacted by local market downturns. Qualitative adjustments made to this portfolio segment are generally minor as a result.

Effective December 31, 2010 the Bank expanded its scope of the loans reviewed for individual impairment by including all loans over $1 million that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Previously, Substandard loans over $2 million were subject to impairment analysis. This enhancement added three loans totaling $4.6 million to impaired loans in four quarter 2010. The Bank also implemented a qualitative adjustment factor for Pass-4 (Watch) graded loans. Prior to December 31, 2010, all levels of Pass-rated loans were combined and analyzed as a single pool of loans for historical loss trends. This process allows the Bank to reserve for the slightly increased level of risk, or potential weakness, associated with Pass-4/Watch loans.

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

Concentration of Credit Risk—Our loan portfolio is divided into three general markets: California, New York / New Jersey, and all other states. The California market represents the biggest credit market concentration (62.1%) followed by New York / New Jersey (28.6%) and All Other States (9.3%). Within the California market, most of our business activity is with customers located within Los Angeles County (35.4%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Within our CRE loan portfolio, the largest industry concentrations are hotel/motel (17.5%), gas stations (16.2%), multi-tenant retail building (15.4%), and mixed-use facilities (10.2%). Within our commercial and industrial loan portfolio, the largest industry concentrations are supermarkets (26.6%), wholesalers (21.0%), and manufacturing (10.8%).

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

Federal Reserve Bank (FRB) Stock—The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Goodwill and Intangible Assets—Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. The Company tested goodwill for impairment as of December 31, 2010 and 2009 noting no impairment of recorded goodwill.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Equity—The Company accrues for preferred stock dividends as earned and for common stock dividends as declared. Preferred stock dividends of $3.4 million and $3.3 million were paid in 2010 and 2009 and there were $428,000 of preferred stock dividends accrued but unpaid at December 31, 2010 and 2009. There were no common stock dividends declared during 2010 and 2009. Accrued preferred and common stock dividends are included in other liabilities.

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

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2010 or 2009.

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 12, Commitments and Contingencies, to these Consolidated Financial Statements for further discussion.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Transfer of Financial Assets—Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Recent Accounting Pronouncements

FASB ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”—ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 3 to these Consolidated Financial Statements for the required disclosures at December 31, 2010.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Newly Issued But Not Yet Effective Accounting Pronouncements

FASB ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”—ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on our consolidated financial statements.

2. SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale at December 31:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities*:
GSE bonds	$125,429	$1,059	$(770)	$125,718
GSE collateralized mortgage obligations	101,312	2,146	(257)	103,201
GSE mortgage-backed securities	282,205	4,628	(1,999)	284,834
Corporate note	4,473	—	(765)	3,708
Municipal bonds	5,258	55	(31)	5,282

Total debt securities	518,677	7,888	(3,822)	522,743
Mutual funds	5,462	57	—	5,519

Total	$524,139	$7,945	$(3,822)	$528,262

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities*:
GSE bonds	$85,343	$354	$(468)	$85,229
GSE collateralized mortgage obligations	191,711	1,273	(1,949)	191,035
GSE mortgage-backed securities	485,705	7,333	(824)	492,214
Corporate note	4,458	—	(1,034)	3,424
Municipal bonds	5,259	78	(12)	5,325

Total debt securities	772,476	9,038	(4,287)	777,227
Mutual funds	5,462	1	—	5,463

Total	$777,938	$9,039	$(4,287)	$782,690

*	As of December 31, 2010 and 2009, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB, and are all residential based investments.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The proceeds from sales of securities and the associated gains are listed below:

	2010	2009	2008
	(In thousands)
Proceeds	$208,142	$239,734	$76,135
Gross gains	6,296	4,413	865
Gross losses	—	(3)	(10)

The tax expense related to these net realized gains and losses was $3.3 million, $2.3 million and $319 thousand, respectively.

The proceeds from calls of securities were $35.3 million, $24.6 million and $20.1 million for 2010, 2009 and 2008 with gross gains of $100 thousand, $17 thousand and $5 thousand, respectively. There were no losses on calls.

The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	346
Due after five years through ten years	1,652	1,675
Due after ten years	133,168	132,687
GSE collaterized mortgage obligations	101,312	103,201
GSE mortgage-backed securities	282,205	284,834
Mutual funds	5,462	5,519

	$524,139	$528,262

Securities with carrying values of approximately $270.3 million and $243.2 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

At December 31, 2010:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	4	$65,465	$(770)	—	$—	$—	4	$65,465	$(770)
GSE collaterized mortgage obligations	3	9,091	(187)	2	17,337	(70)	5	26,428	(257)
GSE mortgage-backed securities	7	99,555	(1,999)	—	—	—	7	99,555	(1,999)
Corporate note	—	—	—	1	3,708	(765)	1	3,708	(765)
Municipal bonds	5	1,929	(31)	—	—	—	5	1,929	(31)

	19	$176,040	$(2,987)	3	$21,045	$(835)	22	$197,085	$(3,822)

At December 31, 2009:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	12	$45,067	$(468)	—	$—	$—	12	$45,067	$(468)
GSE collaterized mortgage obligations	8	79,518	(1,251)	5	28,494	(698)	13	108,012	(1,949)
GSE mortgage-backed securities	22	104,900	(823)	1	59	(1)	23	104,959	(824)
Corporate note	—	—	—	1	3,424	(1,034)	1	3,424	(1,034)
Municipal bonds	4	1,506	(12)	—	—	—	4	1,506	(12)

	46	$230,991	$(2,554)	7	$31,977	$(1,733)	53	$262,968	$(4,287)

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

During the second quarter 2008, we received a downgrade notification from one of the rating agencies on a non-agency asset-backed security. The downgrade reduced the credit rating from investment grade to substantially below investment grade, requiring an OTTI charge of $1.7 million to write down the security value to zero. We have no other non-agency asset-backed securities in portfolio. The corporate note at December 31, 2010 and 2009 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $765 thousand at December 31, 2010. The bond is scheduled to mature in May 2047, with a first call date option in

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at December 31, 2010 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at December 31, 2010.

We consider the losses on our investments in an unrealized loss position at December 31, 2010 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, or it is more likely than not that it will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

3. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2010	2009
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,263	$4,801
Commercial & industrial	1,524,650	1,595,219
Construction	46,900	54,084

Total real estate loans	1,573,813	1,654,104
Commercial business	491,811	487,736
Trade finance	57,430	51,411
Consumer and other	13,268	18,035

Total loans outstanding	2,136,322	2,211,286
Less: deferred loan fees	(2,261)	(2,343)

Gross loans receivable	2,134,061	2,208,943
Less: allowance for loan losses	(62,320)	(59,424)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,071,741	2,149,519
Guaranteed portion of delinquent SBA loans	13,684	12,490

Loans receivable, net	$2,085,425	$2,162,009

Activity in the allowance for loan losses is as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Balance, beginning of year	$59,424	$43,419	$20,035
Provision for loan losses	84,630	61,023	48,825
Loans charged off	(84,652)	(45,686)	(25,693)
Recoveries of charge-offs	2,918	668	252

Balance, end of year	$62,320	$59,424	$43,419

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in the allowance for loan losses by class of loans for the year ended December 31, 2010 is as follows:

		Real estate - Commercial						Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
	Real estate - Residential	Retail	Hotel & Motel	Gas Station & Car Wash	Mixed Use	Industrial & Warehouse	Other
Balance, beginning of year	$18	$7,068	$10,506	$9,034	$3,032	$1,844	$9,357	$913	$15,656	$410	$1,143	$443	$59,424
Provision for loan losses	19	9,937	14,695	8,213	1,587	4,937	10,722	3,331	30,930	(218)	651	(174)	84,630
Loans charged off	(23)	(11,384)	(18,322)	(12,342)	(3,042)	(3,196)	(10,532)	(848)	(23,607)	—	(1,356)	—	(84,652)
Recoveries of charged offs	—	12	21	397	—	—	341	—	1,951	—	196	—	2,918

Balance, end of year	$14	$5,633	$6,900	$5,302	$1,577	$3,585	$9,888	$3,396	$24,930	$192	$634	$269	$62,320

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

Individually impaired loans were as follows:

	As of and for the Year Ended December 31,
	2010	2009
	(In Thousands)
With Allocated Allowance
Without charge-off	$63,944	$69,771
With charge-off	4,188	3,385
With No Allocated Allowance
Without charge-off	42,015	32,253
With charge-off	12,540	15,131
Allowance on Impaired Loans	(21,102)	(19,803)

Impaired Loans, net of allowance	$101,585	$100,737

Average Impaired Loans	$123,242	$84,593
Interest income recognized during impairment	6,188	4,466
Cash-basis interest income recognized	6,135	4,249

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The year-end impaired loans are set forth in the following table by class of loans.

	As of December 31, 2010
	Unpaid Principal Balance	Related Allowance	Average Balance
	(In Thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—
Real Estate—Commercial
Retail	$7,347	$(1,518)	$7,498
Hotel & Motel	5,349	(987)	11,439
Gas Station & Car Wash	3,142	(1,411)	8,844
Mixed Use	308	(53)	2,334
Industrial & Warehouse	7,539	(1,729)	2,453
Other	2,697	(448)	5,711
Real Estate—Construction	5,789	(1,686)	4,027
Commercial Business	35,961	(13,270)	29,753
Trade Finance	—	—	—
Consumer and Other	—	—	89

	$68,132	$(21,102)	$72,148

With No Related Allowance
Real Estate—Residential	$—	$—	$—
Real Estate—Commercial
Retail	9,127	—	10,100
Hotel & Motel	8,619	—	7,299
Gas Station & Car Wash	5,197	—	8,361
Mixed Use	3,660	—	4,635
Industrial & Warehouse	367		2,510
Other	17,530	—	10,853
Real Estate—Construction	4,469	—	2,481
Commercial Business	5,029	—	4,550
Trade Finance	469	—	287
Consumer and Other	88	—	18

	$54,555	$—	$51,094

Total	$122,687	$(21,102)	$123,242

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	As of December 31, 2010
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Residential	$—	$—	$—
Commercial
Retail	1,615	—	1,615
Hotel & Motel	1,187	—	1,187
Gas Station & Car Wash	3,054	—	3,054
Mixed Use	3,968	—	3,968
Industrial & Warehouse	3,690	—	3,690
Other	4,834	—	4,834
Construction	8,547	—	8,547

Total	26,895	—	26,895
Commercial business	15,991	—	15,991
Trade finance	469	—	469
Consumer and other	448	—	448

	$43,803	$—	$43,803

*	Adjustment to recorded investment is not deemed material to this presentation.

Non accrual loans and loans past due 90 days still on accrual were $51.7 million and $0, respectively, as of December 31, 2009.

The following table presents the aging of past due loans as of December 31, 2010 by class of loans:

	As of December 31, 2010
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
	(In Thousands)
Real estate—Residential	$46	$—	$—	$46
Real estate—Commercial
Retail	950	188	1,615	2,753
Hotel & Motel	455	—	1,187	1,642
Gas Station & Car Wash	—	—	3,054	3,054
Mixed Use	401	—	3,968	4,369
Industrial & Warehouse	133	239	3,690	4,062
Other	302	—	4,834	5,136
Real estate—Construction	—	—	8,547	8,547
Commercial business	684	855	15,991	17,530
Trade finance	—	—	469	469
Consumer and other	41	2	448	491

	$3,012	$1,284	$43,803	$48,099

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. We use the following definitions for risk ratings:

•

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass-rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Real estate—Residential	$—	$46		$46
Real estate—Commercial
Retail	1,948	18,898	—	20,846
Hotel & Motel	10,896	15,490	—	26,386
Gas Station & Car Wash	8,798	8,923	—	17,721
Mixed Use	364	5,887	—	6,251
Industrial & Warehouse	385	8,871	—	9,256
Other	1,865	21,431		23,296
Real estate—Construction	—	10,257	—	10,257
Commercial business	4,182	45,054	260	49,496
Trade finance	305	469	—	774
Consumer and other	830	448	—	1,278

Total Watch List Loans	$29,573	$135,774	$260	$165,607

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools.

The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $23.9 million at December 31, 2010, compared to $11.3 million at December 31, 2009. The enhancement to the reserve methodology mentioned previously enables loan losses to be allocated into the Pass loan grade levels. This extended migration analysis process resulted in higher levels of quantitative reserves being required for the various Pass graded loan pools.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the seven possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

The qualitative loan loss allowance on the non-impaired loan portfolio was $17.0 million at December 31, 2010 compared to $28.4 million at December 31, 2009.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment at the date that the loan become impaired. The appraisals are based on “as is” valuation. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisals. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property values has declined since the most recent valuation date, we adjust downward the value of the property to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the amount of impairment, depending on the size of the impaired loan, is charged off against the allowance for loan losses.

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

For commercial business loans, real estate loans and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans have generally smaller balances and are homogeneous in the underwriting terms and conditions, and in the type of collateral. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance amount which is included in the allowance for loan losses through a charge to the provision for loan losses.

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans over $2 million that

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded this scope again by now including all loans over $1 million, which added 3 loans totaling $4.6 million to aggregate impaired loans. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process.

The following table presents loans by portfolio segment and impairment method at December 31, 2010 and 2009:

	As of December 31, 2010
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$—	$70,882	$10,258	$40,990	$469	$88	$122,687
Specific allowance	$—	$6,145	$1,686	$13,271	$—	$—	$21,102
Loss coverage ratio	0%	8.67%	16.44%	32.38%	0.00%	0.00%	17.20%

Non-impaired loans	$2,263	$1,453,768	$36,642	$450,821	$56,961	$13,180	$2,013,635
General allowance	$14	$26,740	$1,710	$11,659	$192	$903	$41,218
Loss coverage ratio	0.62%	1.84%	4.67%	2.59%	0.34%	6.85%	2.05%

Total loans(1)	$2,263	$1,524,650	$46,900	$491,811	$57,430	$13,268	$2,136,322
Total allowance for loan losses	$14	$32,885	$3,396	$24,930	$192	$903	$62,320
Loss coverage ratio	0.62%	2.16%	7.24%	5.07%	0.33%	6.81%	2.92%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

	As of December 31, 2009
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$—	$94,600	$2,342	$23,598	$—	$—	$120,540
Specific allowance	$—	$10,852	$275	$8,676	$—	$—	$19,803
Loss coverage ratio	0.00%	11.47%	11.74%	36.77%	0.00%	0.00%	16.43%

Non-impaired loans	$4,801	$1,500,619	$51,742	$464,138	$51,411	$18,035	$2,090,746
General allowance	$18	$29,989	$638	$6,979	$410	$1,587	$39,621
Loss coverage ratio	0.37%	2.00%	1.23%	1.50%	0.80%	8.80%	1.90%

Total loans(1)	$4,801	$1,595,219	$54,084	$487,736	$51,411	$18,035	$2,211,286
Total allowance for loan losses	$18	$40,841	$913	$15,655	$410	$1,587	$59,424
Loss coverage ratio	0.37%	2.56%	1.69%	3.21%	0.80%	8.80%	2.69%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and $6.9 million and deferred loan fees on total loans are $(2.3) million and $(2.3 million) at December 31, 2010 and 2009.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under certain circumstances, we will provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At December 31, 2010, total modified loans were $55.6 million, compared to $108.4 million at December 31, 2009. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructured (“TDR”) loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors,” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date.

A summary of TDR on accrual by type of concession as of December 31, 2010 and 2009 is presented below:

	As of December 31, 2010			As of December 31, 2009
	Real estate - Commercial	Commercial Business	Total	Real estate - Commercial	Commercial Business	Total
(In Thousands)
Payment concession	$975	$8,744	$9,719	$2,993	$4,287	$7,280
Maturity / Amortization concession	4,968	7,144	12,112	34,403	5,332	39,735
Rate concession	12,250	1,022	13,272	16,496	829	17,325

	$18,193	$16,910	$35,103	$53,892	$10,448	$64,340

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2010 were comprised of 17 commercial real estate loans totaling $18.2 million and 43 commercial business loans totaling $16.9 million. TDRs on accrual status at December 31, 2009 were comprised of 34 commercial real estate loans totaling $53.9 million and 54 commercial business loans totaling $10.4 million. We expect that the TDRs on accrual status as of December 31, 2010, which are all performing in accordance with their restructured terms to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.

We have allocated $15.8 million and $14.1 million of specific reserves to TDRs as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, we did not have any outstanding commitments to extend additional funds to these borrowers.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. PREMISES AND EQUIPMENT, NET

Premises and equipment, net consisted of the following at December 31:

	2010	2009
	(In thousands)
Furniture, fixtures and equipment	$12,949	$10,915
Leasehold improvements	14,605	13,886

	27,554	24,801
Accumulated depreciation and amortization	(16,639)	(13,936)

	$10,915	$10,865

Depreciation and amortization expense on furniture, fixtures and equipment and leasehold improvements was approximately $2.9 million, $2.8 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill amounted to $2.5 million at December 31, 2010 and 2009. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur, or as current circumstances and conditions warrant. The Company records impairment writedowns as charges to noninterest expense and adjustments to the carrying value of goodwill. Subsequent reversals of goodwill impairment are prohibited. The Company also has premiums on acquired deposits which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions. Other intangibles are tested for impairment on an annual basis, or more frequently as events occur, or as current circumstances and conditions warrant. The gross carrying amount of deposit premiums totaled $5.9 million at December 31, 2010 and 2009, and the related accumulated amortization totaled $5.3 million and $4.8 million at December 31, 2010 and 2009, respectively. The Company did not record any impairment writedowns on deposit premiums during 2010, 2009 and 2008. The Company amortizes premiums on acquired deposits based on the projected useful lives of the related deposits. Total amortization expense on deposit premiums was $508 thousand, $585 thousand and $665 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a summary of the Company’s intangible assets at December 31:

		2010		2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

		(In thousands)
Goodwill:
Goodwill—KEBNY acquisition		$1,117	$(242)	$1,117	$(242)
Goodwill—Asiana Bank acquisition		1,284	—	1,284	—
Goodwill—Provident Bank acquisition		350	—	350	—

Total		$2,751	$(242)	$2,751	$(242)

Intangible assets:	Amortization period
Core deposit—KEBNY acquisition	10 years	$881	$(881)	$881	$(881)
Core deposit—IBKNY acquisition	10 years	1,187	(1,118)	1,187	(1,004)
Core deposit—Asiana Bank acquistion	10 years	1,018	(898)	1,018	(799)
Core deposit—KEB, Broadway acquisition	10 years	2,726	(2,382)	2,726	(2,086)
Core deposit—Provident Bank acquisition	1 year	50	(50)	50	(50)

Total		$5,862	$(5,329)	$5,862	$(4,820)

6. DEPOSITS

Interest expense for time deposits for the years ended December 31 was as follows:

	2010	2009	2008
	(In thousands)
Time deposits of $100,000 or more	$7,361	$17,830	$27,033
Other time deposits	10,873	19,910	13,863

Total	$18,234	$37,740	$40,896

Included in time deposits of $100,000 or more were $200.0 million in California State Treasurer’s deposits at December 31, 2010 and 2009. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2010 and 2009, securities with carrying values of approximately $268.3 million and $237.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

Brokered time deposits of $24.8 million and $243 thousand are included in other time deposits at December 31, 2010 and 2009, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the scheduled maturities for time deposits were as follows:

Year Ended December 31

(In thousands)
2011	$803,905
2012	156,078
2013	158
2014	—
2015	12,394

$972,535

7. BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $543.9 million at December 31, 2010. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral equal to at least 100% of outstanding advances.

At December 31, 2010 and December 31, 2009, real estate secured loans with a carrying amount of approximately $1.1 billion were pledged as collateral for borrowings from the FHLB. At December 31, 2010 and December 31, 2009, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.

At December 31, 2010 and December 31, 2009, FHLB borrowings were $350 million, had a weighted average interest rate of 3.18% and 3.46%, respectively, and had various maturities through September 2016. At December 31, 2010, $150 million of the advances were putable advances with various putable dates and strike prices. During 2010, the Bank obtained $35 million of additional FHLB advances, and repaid $35 million during the same period. The new advances have a weighted average cost of 1.01% with average remaining maturities of 2.7 years. The cost of FHLB borrowings as of December 31, 2010 ranged between 0.68% and 4.57%. At December 31, 2010, the Company had a remaining borrowing capacity of $193.4 million.

At December 31, 2010, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date

	(In thousand)
Due within one year	$65,000	$215,000
Due after one year through five years	280,000	130,000
Due after five years through ten years	5,000	5,000

	$350,000	$350,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 96% of the fair value of the securities that are pledged and 63% of the outstanding principal balance of the qualifying loans that are pledged. At December 31, 2010, the outstanding principal balance of the qualifying loans was $394.5 million. As of December 31, 2010 and 2009, there was no borrowing outstanding against the line.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured borrowings of $11.8 million at December 31, 2010 represents the sold portion of SBA loans sold with 90 days recourse clause. Recognition of these sales is required to be deferred until the end of the 90 day recourse period. Refer to Footnote 1, Loan Servicing Assets, for further information.

8. SUBORDINATED DEBENTURES

At December 31, 2010, five wholly-owned subsidiary grantor trusts established by Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and debentures at December 31, 2010:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/10	Maturity Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	3.45%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.14%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.25%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	1.95%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at December 31, 2010 and December 31, 2009 is included in other assets. Although the securities issued by of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.2 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2010, all of the $38 million of the trusts’ securities qualified as Tier 1 capital along with the $64.2 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2010, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred securities in Tier 1 capital.

The Board of Governors of the Federal Reserve System, which is Nara Bancorp’s federal banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9. INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2010
Federal	$(463)	$(4,906)	$(5,369)
State	473	(3,004)	(2,531)

	$10	$(7,910)	$(7,900)

2009
Federal	$469	$(4,497)	$(4,028)
State	(296)	(1,875)	(2,171)

	$173	$(6,372)	$(6,199)

2008
Federal	$8,656	$(6,932)	$1,724
State	2,854	(2,953)	(99)

	$11,510	$(9,885)	$1,625

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2010	2009	2008
Statutory tax rate (benefit)	(35)%	(35)%	35%
State taxes (benefit)-net of federal tax effect	(11)	(12)	(1)
CRA investment tax credit	(4)	(4)	(9)
Valuation allowance	—	—	14
Other	(2)	(1)	(2)

	(52)%	(52)%	37%

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2010 and 2009 are comprised of the following:

	2010	2009
	(In thousands)
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$29,160	$27,081
Net operating loss carryforward	6,600	2,490
Capital loss carryforward	—	612
Investment security provision	802	802
Lease expense	1,510	1,510
State tax deductions	1	—
Accrued compensation	469	333
Deferred compensation	452	606
Mark to market on loans held for sale	801	33
Depreciation	540	937
Nonaccrual loan interest	645	595
Other real estate owned	205	226
Tax credits	1,191	—
Other	733	238
Non-qualified stock option and restricted unit expense	1,549	1,551
Amortization of intangibles	324	276

	44,982	37,290

Deferred tax liabilities:
FHLB stock dividends	(490)	(569)
Deferred loan costs	(1,018)	(1,722)
State taxes deferred and other	(3,692)	(2,677)
Prepaid expenses	(1,013)	(828)
State tax credit	—	(23)
Unrealized gain on securities available for sale	(1,628)	(1,900)
Unrealized gain on interest rate swaps	(35)	(53)
Unrealized gain on interest only strips	(34)	(31)
	(7,910)	(7,803)

Valuation allowance on capital loss carryforward	—	(612)

Net deferred tax assets:	$37,072	$28,875

At December 31, 2010, the Company had capital loss carryforwards of approximately $1.3 million expired. The Company previously recorded a valuation allowance against the entire capital loss carryforward. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2010.

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(In thousands)
2010
Nara Ownership Change	$—	N/A	$—	$124	2014	$83
Korea First Bank of New York	4,967	2019	497	—	N/A	—

Asiana	1,841	2015	348	723	2012	348

Nara Bank Net Operating Loss	8,323	2025	N/A	11,735	2030	N/A

Total	$15,131		$845	$12,582		$431

2009
Nara Ownership Change	$—	N/A	$—	$124	2014	$83
Korea First Bank of New York	4,967	2019	497	—	N/A	—
Asiana	1,841	2015	348	723	2012	348

Total	$6,808		$845	$847		$431

For the 2009 and 2010 tax years, the state of California suspended the utilization of Net Operating Losses (“NOLs”). Suspended NOLs for 2009 and 2010 will be allowed additional carryover periods of two years and one year, respectively. The Federal net operating loss created in 2010 of $8.3 million can be carried back two years and carried forward 15 years.

The Company has Low Income Housing tax credits of $848 thousand, which will begin to expire in 2024. The Company also has California Enterprise Zone hiring credits of $343 thousand, which do not expire.

The Company and our subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under examination by the California Franchise Tax Board for the 2007 and 2008 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2010	2009
	(In thousands)
Balance at January 1,	$151	$352
Additions based on tax positions related to the current year	33	47
Additions based on tax positions related to the prior year	18	83
Settlements	—	(277)
Reductions due to the expiration of the statute of limitations	—	(54)

Balance at December 31,	$202	$151

The total amount of unrecognized tax benefits was $151 thousand at January 1, 2010 and $202 thousand at December 31, 2010 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $151 thousand and $202 thousand at December 31, 2009 and December 31, 2010, respectively. The amount of unrecognized tax benefits increased due to the current year accrual of $33 thousand and additional interest accrual of $18 thousand for prior years. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $23 thousand and $11 thousand for interest and penalties accrued at December 31, 2010 and 2009, respectively.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2007 Plan reserves 1,300,000 shares for issuance. 1,196,000 shares were available for future grants as of December 31, 2010.

The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The stock plan adopted in 2000, under which options and restricted units were previously granted to employees, officers, and directors of the Company, is no longer active and no additional equity awards may be granted under the plan. Options were granted under the 2000 Plan with an exercise price equal to the fair market value on the date of grant with vesting periods from three to five years and have 10-year contractual terms. Some restricted units were awarded under the 2000 plan to participants at the fair market value of the Company’s common stock on the date of award and all units granted under this plan were fully vested on the third anniversary of the grant. Compensation expense for the awards was recorded over the vesting period.

For the year ended December 31, 2010, 20,000 shares of restricted stock awards were granted under the 2007 Plan. The fair value of restricted stock awards granted is the fair market value of the Company’s common stock on the date of grant. In 2010 and 2008 no stock options were granted, but in 2009 40,000 options were granted. The fair value of each option granted for the year ended December 31, 2009 was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility was based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Risk-free interest rate	2.3%
Expected option life (years)	6.2
Expected stock price volatility	51.2%
Dividend yield	3.4%
Weighted average fair value of options granted during the period	$0.44

A summary of stock option activity under the Plan for the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2010	1,033,250	$11.80
Granted	—	—
Exercised	(140,000)	8.08
Forfeited/canceled	(360,000)	16.33

Outstanding—December 31, 2010	533,250	$9.73	3.12	$887,000

Options exercisable—December 31, 2010	501,250	$9.80	2.80	$848,000
Unvested options expected to vest after December 31, 2010	23,539	$8.64	8.21	$29,000

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $113 thousand, $0 and $71 thousand, respectively. The tax benefit realized for options exercised for the years ending December 31, 2010, 2009 and 2008 was $44 thousand, $0 and $0, respectively.

A summary of restricted unit activity under the Plan for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding—January 1, 2010	128,120	$16.34
Granted	28,500	7.78
Vested	(87,640)	17.60
Forfeited/canceled	(10,680)	16.49

Outstanding—December 31, 2010	58,300	$10.23	8.86

The total fair value of performance units vested for the years ended December 31, 2010, 2009 and 2008 was $100 thousand, $586 thousand and $0, respectively.

The amount charged against income, before income tax benefit of $124 thousand, $562 thousand and $552 thousand, in relation to the stock-based payment arrangements was $376 thousand, $1.5 million and $1.7 million for 2010, 2009 and 2008, respectively. At December 31, 2010, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $199 thousand, and is expected to be recognized over a weighted average period of 2.44 years.

The estimated annual stock-based compensation as of December 31, 2010 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
For the year ended December 31:
2011	$60
2012	44
2013	43
2014	37
2015	15

Total	$199

11. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan— In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows key executives of the Company additional deferment of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409 (A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2010 and 2009 amounted to $1.1 million and $1.4 million, respectively, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $42 thousand, $58 thousand and $121 thousand for 2010, 2009 and 2008, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, the Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). The Company did not meet the required performance goals, and thus the Company did not incur any liabilities or expense under the LTIP for 2010 and 2009.

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

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 50% of the next 2% of employee deferrals for an additional contribution of up to 1% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $0, $360 thousand and $623 thousand for 2010, 2009 and 2008, respectively. Effective September 7, 2009, the Company has amended the Plan to discontinue with the safe harbor employer matching contributions.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased 10,259, 0 and 0 shares of its common stock for the ESOP in 2010, 2009 and 2008, respectively. The Company’s contribution and expense to the ESOP was approximately $100 thousand, $0 and $0 for 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the ESOP held 162,773 and 158,357 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2010, 2009 and 2008, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 5,843, 18,289 and 15,966 shares, respectively. During 2010, 2009 and 2008, no shares were added to the ESOP plan from dividend reinvestments.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2010, the future minimum rental commitments under these leases are as follows:

(In thousands)
2011	$7,003
2012	6,572
2013	6,290
2014	5,975
2015	5,607
Thereafter	8,175

$39,622

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating lease expense recorded under such leases in 2010, 2009 and 2008 amounted to approximately $6.6 million, $6.3 million and $ 5.8 million, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2010, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2010 and 2009, the Company recorded an accrued liability of $0 and $105 thousand, respectively, for litigation settlements.

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

Commitments at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(In thousands)
Commitments to extend credit	$205,752	$198,807
Standby letters of credit	9,777	9,907
Other commercial letters of credit	30,180	23,575

	$245,709	$232,289

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2010 and 2009.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$125,718	$—	$125,718	$—
GSE collateralized mortgage obligations	103,201	—	103,201	—
GSE mortgage-backed securities	284,834	—	284,834	—
Corporate note	3,708	—	3,708	—
Municipal bonds	5,258	—	5,258	—
Mutual funds	5,519	5,519	—	—
Derivatives—Interest rate caps	167	—	167	—

There were no significant transfers between Level 1 and 2 during 2010.

		Fair Value Measurements Using
	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$85,229	$—	$85,229	$—
GSE collateralized mortgage obligations	191,035	—	191,035	—
GSE mortgage-backed securities	492,214	—	492,214	—
Corporate note	3,424	—	3,424	—
Municipal bonds	5,325	—	5,325	—
Mutual funds	5,463	5,463	—	—
Derivatives—Interest rate caps	177	—	177	—
Liabilities:
Derivatives—Interest rate swaps	(645)	—	(645)	—

Fair value adjustments for interest rate caps resulted in a net expense of $901 and $181 thousand for 2010 and 2009, respectively. Fair value adjustments for interest rate swaps resulted in a net expense of $0 and $405 thousand for 2010 and 2009, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Using
	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$35,009			$35,009
Commercial business	6,611			6,611
Loans held for sale, net	3,225	—	3,225	—
Other real estate owned	675	—	—	675

		Fair Value Measurements at Using
	At December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value	$81,309	$—	$67,541	$13,768
Other real estate owned	1,981	—	1,981	—

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a loan principal balance $94.6 million at December 31, 2010, after partial charge-offs of $20.0 million. In addition, these loans had a specific valuation allowance of $11.2 million at December 31, 2010. Of this $94.6 million, $52.8 million were carried at their fair value of $41.6 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $41.8 million were carried at cost at December 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $28.1 million at December 31, 2010 which are measured based on the present value of expected cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $27.8 million were carried below cost as a result of charge-offs of $4.1 million or assigned specific reserves of $9.9 million at December 31, 2010. The remaining $231 thousand of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at the fair value of loan collateral at December 31, 2010 resulted in additional provision for loan losses of $ 43.2 million.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual credit. Charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in additional provision for loan losses of $51.2 million.

Other real estate owned carried at its fair value had a carrying amount of $675 thousand at December 31, 2010, which is made up of an outstanding balance of $1.1 million, with a valuation allowance of $439 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2010 resulted in a write-down of $2.2 million during 2010.

Other real estate owned carried at its fair value had a carrying amount of $2.0 million at December 31, 2009, which is made up of an outstanding balance of $2.5 million, with a valuation allowance of $484 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2009 resulted in a write-down of $1.7 million during 2009.

Loans held for sale, which were carried at their fair value, approximated $3.2 million, after partial charge-offs of $1.3 million and a valuation allowance of $100 thousand. Total charge-offs on loans held for sale were $33.8 million during 2010.

There were no non-accrual loans held for sale at December 31, 2009. The balance of $4.8 million in loans held for sale were carried at cost at December 31, 2009, as fair value of these loans exceeded the book value for each individual credit. The charge-offs on loans held for sale were $1.2 million during 2009.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at years ended December 31 were as follows:,

	December 31, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$172,331	$172,331
Loans held for sale	23,702	25,364
Loans receivable—net	2,043,806	2,076,384
Federal Reserve Bank stock	6,367	N/A
Federal Home Loan Bank stock	17,717	N/A
Accrued interest receivable	8,648	8,648
Customers’ liabilities on acceptances	11,528	11,528

Financial Liabilities:
Noninterest-bearing deposits	$(388,731)	$(388,731)
Saving and other interest bearing demand deposits	(814,848)	(814,848)
Time deposits	(972,535)	(977,762)
Borrowings from Federal Home Loan Bank	(350,000)	(365,167)
Subordinated debentures	(39,268)	(39,649)
Secured borrowing	(11,758)	(11,758)
Accrued interest payable	(4,830)	(4,830)
Bank’s liabilities on acceptances outstanding	(11,528)	(11,528)

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Carrying Amount	Estimated Fair Value
	(In thousands )
Financial Assets:
Cash and cash equivalents	$125,592	$125,592
Loans held for sale	4,756	4,828
Loans receivable—net	2,080,700	2,106,065
Federal Reserve Bank stock	4,399	N/A
Federal Home Loan Bank stock	19,935	N/A
Accrued interest receivable	11,261	11,261
Customers’ liabilities on acceptances	10,488	10,488

Financial Liabilities:
Noninterest-bearing deposits	$(330,489)	$(330,489)
Saving and other interest bearing demand deposits	(660,992)	(660,992)
Time deposits	(1,442,709)	(1,450,103)
Borrowings from Federal Home Loan Bank	(350,000)	(363,563)
Subordinated debentures	(39,268)	(40,657)
Accrued interest payable	(12,674)	(12,674)
Bank’s liabilities on acceptances outstanding	(10,488)	(10,488)

The methods and assumptions used to estimate fair value are described as follows.

The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s and Bank’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of loans held for sale is based on market quotes. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or Federal Home Loan Bank stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2010 and 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

On November 21, 2008, the Company received $67 million from the U.S. Treasury through its TARP capital purchase plan and issued 67,000 shares of cumulative preferred stock. The preferred stock will pay cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares are callable by the Company at par after three years if the repurchase is made with proceeds of a new offering or placement of common equity or of certain preferred stock treated as Tier 1 capital under applicable Federal banking regulations.

Prior to the earlier of the third anniversary of the closing date and the date on which the preferred shares have been redeemed in whole or the investor has transferred all of the preferred shares to third parties which are not affiliates of the investor, neither the Company nor any Company subsidiary shall, without the consent of the investor, declare or pay any dividend or make any distribution on its common stock (other than (A) regular quarterly cash dividends of not more than $0.0275, which was the amount of the last quarterly cash dividend per share declared or, if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (B) dividends payable solely in shares of common stock and (C) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan).

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total capital
(to risk-weighted assets):
Company	$403,298	17.7%	$182,389	8.0%	N/A	N/A
Bank	$393,292	17.3%	$182,065	8.0%	$227,581	10.0%
Tier I capital
(to risk-weighted assets):
Company	$374,353	16.4%	$91,194	4.0%	N/A	N/A
Bank	$364,397	16.0%	$91,032	4.0%	$136,549	6.0%
Tier I capital (to average assets):
Company	$374,353	12.6%	$118,718	4.0%	N/A	N/A
Bank	$364,397	12.3%	$118,742	4.0%	$148,427	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, expcet share and per share data)
2010
Net loss as reported	$(7,239)
Less: preferred stock dividends and accretion of preferred stock discount	(4,291)

Basic EPS—common stock	$(11,530)	37,919,340	$(0.30)

Effect of dilutive securities:
Stock options	—	—

Diluted EPS—common stock	$(11,530)	37,919,340	$(0.30)

2009
Net loss as reported	$(5,723)
Less: preferred stock dividends and accretion of preferred stock discount	(4,276)

Basic EPS—common stock	$(9,999)	28,359,496	$(0.35)

Effect of dilutive securities:
Stock options	—	—

Diluted EPS—common stock	$(9,999)	28,359,496	$(0.35)

2008
Net income as reported	$2,755
Less: preferred stock dividends and accretion of preferred stock discount	(474)

Basic EPS—common stock	$2,281	26,200,344	$0.09

Effect of dilutive securities:
Stock options	—	219,189

Diluted EPS—common stock	$2,281	26,419,533	$0.09

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2010, 2009 and 2008, stock options and restricted shares awards for approximately 533,000, 1,092,000 and 440,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266, 521,266 and 1,042,531 shares of common stock were also antidilutive for years ended December 31, 2010, 2009 and 2008, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) components and related tax effects were as follows:

	2010	2009	2008
	(In thousands)
Net income (loss)	(7,239)	(5,723)	$2,755
Unrealized holding gains (losses) on securities available-for sale and interest only strips	5,773	11,401	(2,385)
Other than temporary impairment on securities available for sale	—	—	1,713
Reclassification adjustments for gains realized in income	(6,396)	(4,427)	(860)

Net unrealized gain (loss)	(623)	6,974	(1,532)
Tax expense (benefit)	(269)	2,771	(611)

Net of tax amount	$(354)	$4,203	$(921)
Change in fair value of the effective portion of derivatives used for cash flow hedges	$—	$—	$289
Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	(44)	(140)	(140)
Reclassification adjustments for losses realized in income for swaps and caps	—	—	1

Net unrealized gain (loss)	(44)	(140)	150
Tax expense (benefit)	(18)	(56)	60

Net of tax amount	$(26)	$(84)	$90

Total other comprehensive income (loss)	$(380)	$4,119	$(831)

Comprehensive income (loss)	$(7,619)	$(1,604)	$1,924

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/2009	Current Period Change	Balance at 12/31/2010
Unrealized gains (losses) on securities available for sale	$2,851	$(355)	$2,496
Unrealized gains (losses) on interest only strips	47	1	48
Unrealized gains (losses) on interest rate swaps	79	(26)	53

Total	$2,977	$(380)	$2,597

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

Under the interest rate swap agreements that the Company had entered into as of December 31, 2007, the Company received a fixed rate and paid a floating rate. The interest rate swaps qualified as cash flow hedges for accounting purposes, and effectively fixed the interest rate received on the variable rate loans indexed to Prime as

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 31, 2007. As of December 31, 2007, the amounts in accumulated other comprehensive income (loss) associated with these cash flow hedges totaled a gain of $122 thousand (net of tax of $73 thousand). During January 2008, the Company terminated the $50 million of interest rate swaps that were outstanding at December 31, 2007. The gain of $247 thousand, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swaps. $26 thousand, net of tax of $18 thousand, was recognized into income during 2010.

In January of 2008, the Company entered into five interest swap agreements with an aggregate notional amount of $50 million. Under these swap agreements, the Company receives a floating rate, resetting semi-annually based on the 6 Month London-Interbank Offered Rate (6 Mo. LIBOR), and pays a fixed rate of 3.57%, until January 2010. These interest rate swap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate swaps not designated as hedging instruments are recognized currently in earnings. These five interest swap agreements matured on January 14, 2010; therefore, the fair value of the outstanding interest rate swaps was $0 as of December 31, 2010, compared to $(645 thousand) at December 31, 2009.

Interest rate swap information at 2009 is summarized as follows:

(In thousands)
		December 31, 2009
Notional Amount	Floating Rate	Fixed Rate	Maturity Date	Fair Value
	(Dollars in thousands)
$10,000	6 Mo. LIBOR	3.57%	01/14/2010	$(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)
10,000	6 Mo. LIBOR	3.57%	01/14/2010	(129.1)

$50,000				$(645)

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The upfront fee paid to the counterpary in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2010, the aggregate fair value of the outstanding interest rate caps was $167 thousand and we recognized mark-to-market losses on valuation of $901 thousand in 2010.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, summary information about these interest-rate caps is as follows:

Notional amounts	$100.0 million
Weighted average pay rates	N/A
Weighted average receive rates	N/A
Weighted average maturity	1.37 years
Fair value of combined interest rate caps	$167 thousand

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	December 31, 2010		December 31, 2009
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$167	Other Assets	$177
Interest rate swaps	Other Liabilities	—	Other Liabilities	(645)

Total derivatives not designated as hedging instruments		$167		$(468)

The effect of derivative instruments on the Consolidated Statement of Income for 2010 and 2009 are as follows:

		12/31/2010	12/31/2009
		(In thousands)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(901)	$(586)

Total		$(901)	$(586)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2010
Interest income	$38,661	$36,593	$37,130	$38,052
Interest expense	13,418	9,785	9,520	9,329

Net interest income before provision for loan losses	25,243	26,808	27,610	28,723
Provision for loan losses	25,407	42,323	11,100	5,800

Net interest income after provision for loan losses	(164)	(15,515)	16,510	22,923
Non-interest income	9,384	3,460	7,339	4,298
Non-interest expense	14,184	15,967	15,693	17,530

Income (loss) before income tax provision	(4,964)	(28,022)	8,156	9,691
Income tax provision (benefit)	(2,432)	(12,145)	3,056	3,621

Net income (loss)	$(2,532)	$(15,877)	$5,100	$6,070

Dividends and discount accretion on preferred stock	$(1,071)	$(1,073)	$(1,073)	$(1,074)

Net income (loss) available to common stockholders	$(3,603)	$(16,950)	$4,027	$4,996

Basic earnings (loss) per common share	$(0.10)	$(0.45)	$0.11	$0.13
Diluted earnings (loss) per common share	$(0.10)	$(0.45)	$0.11	$0.13

The net loss in the second quarter was primarily due to the higher provision for loan losses related $63.3 million of problem assets being marketed for sale to improve the asset quality.

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

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The lower provision for loan losses in the third quarter, compared to other quarters, was primarily due to the impact of lower net charge offs and lower special mention and classified loans, partially offset by an increase in non-performing loans.

19. BUSINESS SEGMENT INFORMATION

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

The following tables present the operating results and other key financial measures for the individual operating segments for the years ended December 31, 2010, 2009 and 2008.

	Business Segment
	Banking Operations	TFS[1]	SBA		Company
	(Dollars in Thousands)
2010
Net interest income	$87,581	$10,675	$10,128		$108,384
Less provision for loan losses [2]	55,912	5,432	23,286		84,630
Non-interest income	17,294	2,623	4,564	[3]	24,481

Net revenue (expense)	48,963	7,866	(8,594)		48,235
Non-interest expense	56,350	2,234	4,790		63,374

Income (loss) before income taxes	$(7,387)	$5,632	$(13,384)		$(15,139)

Goodwill	$2,509	$—	$—		$2,509

Total assets	$2,481,402	$219,007	$262,887		$2,963,296

[1]

Beginning in 2010, we reevaluated our method of charging fund transfer costs to each business unit and made certain changes to the method. This change resulted in a significant difference in the fund transfer cost for the Trade Finance Operation.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

[2]	The increase in 2010 from 2009 was primarily due to the charge-offs taken on the loans that were transferred to loans held for sale during the second quarter 2010.
[3]	Includes a net gain of $1.8 million allocated to the SBA segment from the net gain of $3.7 million on sales of problem loans.

	Business Segment
	Banking Operations	TFS	SBA	Company
	(Dollars in Thousands)
2009
Net interest income	$76,384	$4,637	$11,325	$92,346
Less provision for loan losses [1]	38,602	3,122	19,299	61,023
Non-interest income	13,667	2,088	2,713	18,468

Net revenue (expense)	51,449	3,603	(5,261)	49,791
Non-interest expense	51,584	2,968	7,161	61,713

Income (loss) before income taxes	$(135)	$635	$(12,422)	$(11,922)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,744,684	$181,135	$302,138	$3,227,957

[1]	The increase in the provision for loan losses during 2009 is due to the increase in delinquencies and impaired loans in the loan portfolio.

	Business Segment
	Banking Operations	TFS	SBA	Company

	(Dollars in Thousands)
2008
Net interest income	$78,999	$4,429	$12,793	$96,221
Less provision for loan losses	24,141	7,886	16,798	48,825
Non-interest income	9,386	2,140	2,467	13,993

Net revenue (expense)	64,244	(1,317)	(1,538)	61,389
Non-interest expense	45,995	3,405	7,609	57,009

Income (loss) before income taxes	$18,249	$(4,722)	$(9,147)	$4,380

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,147,194	$182,821	$342,039	$2,672,054

The SBA business segment primarily originates for sale and services SBA loans generated from our loan production offices and from branch referrals. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at December 31, 2010 and 2009 included SBA loans (principally, the unguaranteed portion) of $105.6 million and $103.2 million; commercial real estate loans of $124.4 million and $189.2 million; and commercial business loans of $16.4 million and $15.7 million, respectively.

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Nara Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
	(In thousands)
ASSETS:
Cash and cash equivalents	$11,750	$15,760
Other assets	4,197	3,487
Investment in bank subsidiary	382,976	388,609

TOTAL ASSETS	$398,923	$407,856

LIABILITIES:
Other borrowings	$39,268	$39,268
Accounts payable and other liabilities	1,092	613

Total liabilities	40,360	39,881
STOCKHOLDERS’ EQUITY	358,563	367,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$398,923	$407,856

STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income	$13	$50	$50
Interest expense	(1,851)	(2,022)	(2,695)
Dividends from bank subsidiary	—	1,200	2,000
Other operating expense	(2,263)	(1,530)	(1,352)
Equity in undistributed earnings (losses) of bank subsidiary	(5,574)	(5,242)	3,270

Income (loss) before income tax benefit	(9,675)	(7,544)	1,273
Income tax benefit	(2,436)	(1,821)	(1,482)

Net income (loss)	$(7,239)	$(5,723)	$2,755

NARA BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,239)	$(5,723)	$2,755
Adjustments to reconcile net income to net cash from operating activities:
Amortization	20	21	156
Stock-based compensation expense	52	479	284
Change in other assets	(730)	2,758	591
Change in accounts payable and other liabilities	479	(89)	24
Equity in undistributed loss (earnings) of bank subsidiary	5,574	5,242	(3,270)

Net cash from operating activities	(1,844)	2,688	540
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Nara Bank	—	(65,600)	(67,000)

Net cash from investing activities	—	(65,600)	(67,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of TARP preferred stock	—	—	67,000
Issuance of additional common stock	—	81,972
Issuance of additional stock pursuant to various stock plans	1,150	—	443
Tax effect on issuance of shares from stock plan	35	(463)	—
Payments of cash dividends	(3,351)	(4,015)	(2,882)

Net cash from financing activities	(2,166)	77,494	64,561

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,010)	14,582	(1,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,760	1,178	3,077

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,750	$15,760	$1,178

21. PENDING CENTER MERGER

On December 9, 2010, we entered into a definitive agreement to merge with Center Financial Corporation (“Center Financial”) in an all stock transaction valued at $285.7 million, or approximately $7.16 per Center Financial share based on the closing price on December 8, 2010. As of February 17, 2011, the transaction was valued at $314.1 million, or approximately $7.87 per Center Financial share.

Under the terms of the transaction, each Center Financial shareholder will receive 0.7804 shares of our common stock for each share of Center Financial common stock then owned by such shareholder. Based on the number of shares Center Financial common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 31.1 million Nara Bancorp shares being exchanged for approximately 39.9 million outstanding Center Financial shares, subject to adjustment in certain limited circumstances. Nara Bancorp shareholders will own 55% of the combined company and Center Financial shareholders will own 45%. The consummation of the Center Merger is subject to regulatory approval, the approval of the shareholders of both Nara Bancorp and Center Financial, and other customary closing conditions. While there can be no assurance as to the exact timing, or that the Center Merger will be completed at all, we are working to complete the Center Merger in the second half of 2011.