Form 10-K/A
period 2010-12-31
NARA BANCORP INC
filed 2011-04-26
CIK 1128361

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

(Check one):        Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010, as reported on the NASDAQ Global Market, was approximately $319,974,000.

Number of shares outstanding of the Registrant’s Common Stock as of March 31, 2011: 37,993,327.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), as filed by the registrant with the Securities and Exchange Commission on February 18, 2011, and is being filed solely to include the information required by Items 10, 11, 12, 13 and 14. No other items are being amended except as described in this Explanatory Note and this Amendment does not modify or update the disclosures in our 2010 Form 10-K. Therefore, this Amendment does not reflect any events that occurred after the February 18, 2011 filing date of the 2010 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2010 Form 10-K.

Pursuant to Rules 12b-15 and 13a-14 of the Exchange Act, we are including with this Amendment currently dated certifications of our chief executive officer and chief financial officer.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BACKGROUND OF DIRECTORS

The following is a brief description of our current directors, each of whom has been nominated by the board of directors for election as director. The Company knows of no arrangements, including any pledge by any person of the Company’s securities, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no arrangements or understandings by which any of the directors or nominees for director of the Company were selected. There is no family relationship between any of the directors, nominees or executive officers, except that Jesun Paik and Ki Suh Park are brothers-in-law.

Steven D. Broidy, age 73, has been a director of Nara Bancorp, Inc. since 2010. Mr. Broidy is a banker with over 40 years of experience in the California banking industry. His most recent experience was as Founding Chairman (2005-2010) and Interim CEO (May 2008 – January 2010) of the Private Bank of California. He served as a director of Sanwa Bank of California, and then of its successor, United California Bank, from 1996 until 2002. In addition, he served as Vice Chairman and member of the Boards of both City National Bank and its holding company, City National Corporation, Beverly Hills, California from 1992 to 1995: and as a partner in the Los Angeles based national law firm of Loeb and Loeb from 1988 to 1992. Mr. Broidy also served in various capacities with Union Bank from 1963 until its sale in 1988, most recently as Executive Vice President from 1972 – 1988. Mr. Broidy served as Chairman of the Board and Chief Executive Officer of the Weingart Foundation in Los Angeles, from 1999 until December 2003 and continues to serve as a member of this board and Chairman of its Executive and Investment Committees. Mr. Broidy also served as Chairman of the Board of Cedars-Sinai Medical Center from 1998 through 2001 and continues to serve as a member of its Board and Executive Committee. Mr. Broidy received a Bachelor of Arts degree from the University of California, Los Angeles. He also obtained a Bachelor of Laws degree from Boalt Hall School of Law, University of California, Berkeley.

The Board selected Mr. Broidy as a nominee because the Board believes that Mr. Broidy’s experience as a director at City National, Sanwa Bank, United California and The Private Bank give him extensive experience on regional bank boards and will be of great assistance in implementing the Company’s strategic initiatives. Mr. Broidy also provides leadership in the oversight, identification and management of all areas of bank and holding company risk as Chair of the Board Risk and Compliance Committee. In addition, Mr. Broidy is considered an audit committee financial expert and is a member of the Company’s Audit Committee.

Louis M. Cosso, age 68, has been a director of Nara Bancorp, Inc. since 2010. Mr. Cosso retired from Wells Fargo Bank in July 2009. His most recent experience was as Executive Vice President, Head of Auto Dealer Commercial Services at Wells Fargo Bank from 2002 to 2009 where he was responsible for $3 billion in loans. Prior to his promotion to Executive Vice President, Mr. Cosso was the Senior Vice President and Regional Manager for San Francisco Commercial Banking Region from August 1996 to 2002. Mr. Cosso worked for Bank of America as Director of Portfolio Management from August 1991 to August 1996. Mr. Cosso served as Chairman of the Board of Goodwill Industries of the East Bay and as finance committee chairman of the Oakland East Bay Symphony and the Board of Directors of St. Luke’s Hospital in San Francisco, and Big Brothers and Sister and Junior Achievement. Mr. Cosso received a Bachelors in Science degree in Business from the University of California, Berkeley. He also received a Master of Arts degree in Economics from San Jose State University.

The Board selected Mr. Cosso as a nominee because the Board believes that Mr. Cosso’s experience as a relationship focused banker will be of great assistance in implementing the Company’s strategic initiatives. Mr. Cosso is experienced in credit risk and serves on the Company’s Loan and Credit Policy Committee and Asset Liability Management Committee as Chair of both committees. Mr. Cosso is considered an audit committee financial expert and is a member of the Company’s Audit Committee.

Alvin D. Kang, age 66, has been a director of Nara Bancorp, Inc. since 2010. Mr. Kang was appointed as the President and Chief Executive Officer of the Company and its wholly owned subsidiary, Nara Bank, on January 20, 2010. Before this appointment, he served as the Chief Financial Officer and a member of the Office of the President, since 2005 and 2006, respectively. Prior to joining the Company, Mr. Kang served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for Broadway Federal Bank and Chief Financial Officer of Broadway Financial Corporation from 2001 to July 2005. Mr. Kang also held a senior position at Takenaka & Company LLC, an investment banking and consulting firm, and has served as an audit partner at KPMG LLP and at Ernst & Young LLP. Mr. Kang retired from KPMG LLP after 26 years of service, during which time he served as practice leader of KPMG’s Thrift Industry and Asian Business Group and as lead KPMG partner on audits of major financial institutions in Los Angeles, including Home Savings, Glendale Federal and Coast Savings. Mr. Kang serves on the board of the Asian Pacific American Legal Center, a non-profit organization. Prior to his work at KPMG, Mr. Kang served as Lieutenant and Finance Officer of the U.S. Army-Infantry. Mr. Kang graduated from the California State University at Los Angeles and received a Bachelor of Science degree in Accounting.

In selecting Mr. Kang as a nominee for election at this meeting, the Board considered, Mr. Kang’s vast financial industry experience, with over 40 years of specialized knowledge in auditing and financial consulting of and operational experience with banks and thrift institutions. The Board believes that it is important to have the Chief Executive Officer of the Company serve as a Director as well, because it allows for a direct line of communication between the Board and management. As the lead executive at Nara Bank, Mr. Kang provides strategic direction and leadership-by-example.

Jesun Paik, age 74, has been a director of Nara Bancorp, Inc. since 2001. Mr. Paik is Senior advisor of Robb Evans & Associates, LLC, a financial consulting firm which he joined in 2001. From 1989 to 2001, he was Executive Vice President and Senior Advisor of the Americas Division of The Sakura Bank, Ltd., (New York City) and concurrently was the Vice Chairman of the Board of Manufacturers Bank (Los Angeles) from 1992 to 2001. Prior to The Sakura Bank, Mr. Paik was an Executive Vice President of Wells Fargo Bank, N.A. and Union Bank. Mr. Paik received a Bachelor of Arts degree from Claremont McKenna College in Claremont, California. He also received a Master of Business Administration degree from The Anderson School of Management, University of California, Los Angeles. He also graduated from the Pacific Coast Banking School at the University of Washington.

The Board selected Mr. Paik as a nominee because the Board believes that Mr. Paik’s experience as Executive Vice President of Wells Fargo, N.A. and Union Bank and his positions with the Manufacturer’s Bank give him a great reservoir of experience to draw upon. Mr. Paik is considered an audit committee financial expert, is a member of the Company’s Audit Committee and has served as its Chair for a number of years. Currently, Mr. Paik serves as Chair of the Board Oversight Committee, where he provides leadership in addressing supervisory concerns. Mr. Paik has a keen knowledge of commercial banking and specifically understands the Korean-American marketplace.

Hyon Man Park (John H. Park), age 63, has been a director of Nara Bancorp, Inc. since 2002. Mr. Park is President of ABI USA Sales Corp, an import and export company which he founded in

2001, and President of BB Imex Corporation which he founded in 2003. From 1985 to 2001, he was President and Chief Executive Officer of Showroom 3 Inc. From 1978 to 2001, he was President and Chief Executive Officer of B.B. World Corporation. Mr. Park has been a director of Nara Bank, the Company’s wholly owned subsidiary since 1993. Mr. Park graduated from Dongkuk University in Seoul, Korea with a Political Science degree.

The Board selected Mr. Park as a nominee because the Board believes that Mr. Park’s experience in business and as a Nara Bank and Nara Bancorp director give the Board continuity and historical perspective. As the immigrant owner of an import / export business he also understands our core business customers, including customers of our trade finance function. He possesses an acute understanding of how to appeal to and communicate effectively with commercial customers. He is a member of our Loan and Credit Policy Committee.

Ki Suh Park, age 79, has been a director of Nara Bancorp, Inc. since 2001. Mr. Park is the Chief Executive Officer and the majority shareholder of Gruen Associates, a global architecture, planning, and interior design firm headquartered in Los Angeles since 1946. He is a prominent architect and city planner with nearly 50 years of professional practice, responsible for many large-scale landmark building and transportation projects throughout the United States and overseas (Korea, Vietnam, Indonesia, Canada, Mexico, and Germany). His projects include Koreatown Plaza, the Los Angeles Convention Center Expansion, Kumho Asiana Plaza, Ho Chi Minh City, Vietnam, Citibank and PT Bank Mandiri Towers in Jakarta, Indonesia, the I-105 (Century) Freeway and the I-70 Highway through the scenic Glenwood Canyon in Colorado, which received in 2000 a Presidential Design Award from the President of the United States. In the 1970s, Mr. Park served as Chairman of the Citizens Advisory Committee on Transportation Quality for the United States Secretary of Transportation. As a community leader, he was and has been active on a number of community-based, non-profit boards including the Harvard-Westlake School, the Korean American Coalition (Chairman), the Korean American Museum (Chairman), the California Community Foundation, the Public Policy Institute of California, the Los Angeles County Natural History Museum, and the Los Angeles World Affairs Council. In 1996, Mr. Park received a Korean Broadcasting System (KBS) Award, which is annually given to an overseas Korean who has made a significant worldwide contribution to the arts, business and industry. After briefly attending Seoul National University Law School, Mr. Park came to the United States and received a Bachelor of Arts degree from the University of California, Berkeley. Following graduation, he earned two post-graduate degrees, a Master in Architecture and a Master in City Planning, from Massachusetts Institute of Technology.

In selecting Mr. Park as a nominee for election at this meeting, and appointment as Chairman of Nara Bancorp and Nara Bank, the Board considered, in particular, his extensive experience as the Chief Executive Officer of a national and international professional business firm. Mr. Park is a hands-on leader and, as such, focuses on board oversight in strengthening corporate governance and regulatory compliance, implementing strategic planning and monitoring risk assessment. Mr. Park currently serves as Chair of the Nomination and Governance Committee.

Scott Yoon-Suk Whang, age 64, has been a director of Nara Bancorp, Inc. since 2007. Mr. Whang has been a goal-oriented entrepreneur who started three successful companies in the past 20 years. He has held various management positions with Daewoo Corporation, where he began his career in the early 1970s until he resigned from the position as President of the western division of Daewoo Int’l (USA) in 1985. Mr. Whang founded Codra Enterprises in 1985, which provides new product development and manufacturing outsourcing services to the gift and stationery industry, and served as its Chairman until December 2007. From 1990 to 2006, he was the founder and CEO of Avalanche Publishing, Inc., one of the leading publishers of various gift and stationery products whose customers included big national retail channels such as Barnes & Nobles and Borders Group, as well as office chain stores and specialty gift retailers. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his success in the mainstream publishing industry and as an exemplary minority entrepreneur. Mr. Whang graduated from the College of Business Administration at Seoul National University with a Bachelor of Arts degree in International Economy.

In selecting Mr. Whang as a nominee for election at this meeting, the board considered many aspects of his business experience. Mr. Whang is a well rounded leader in business strategic planning, management, and operations, and as such, is able to lend his experience as Chair of the Human Resources and Compensation Committee as well as the Business Development Committee. Mr. Whang is also able to give first hand advice on marketing and client relations, since as a medium sized commercial business owner he understands the heart of the Bank’s business.

BACKGROUND OF EXECUTIVE OFFICERS

Alvin D. Kang, age 66. See biography under “— Background of Directors.”

Philip E. Guldeman, age 66. Mr. Guldeman was appointed Executive Vice President and Chief Financial Officer of Nara Bancorp in December 2010. Mr. Guldeman has more than 30 years of financial management experience in the banking industry. Mr. Guldeman was associated with KPMG from 1976 to 1988 where he served as Partner in charge of the firm’s Western Regional Financial Institution Management Consulting practice. He served as Executive Vice President and Chief Financial Officer of Mercantile National Bank, in Los Angeles, California, from 1989-1992. Since 1992, Mr. Guldeman has been a consultant providing management information and other consulting services to banks, thrift institutions, credit unions and banking industry service providers, including serving as Executive Vice President and Chief Financial Officer at various banks.

Bonita I. Lee, age 48. Ms. Lee has served as the Executive Vice President and Chief Operating Officer of Nara Bancorp since March 2009. Ms. Lee returned to Nara Bancorp in March 2009 after a brief tenure as Regional President of the Western Region of a Korean financial services company. Prior to her departure, Ms. Lee worked at Nara Bancorp for 15 years, including several years as Executive Vice President and Chief Credit Officer. She also served as a member of the Office of the President from March 2006 through September 2008 and she currently serves as a member since she returned to Nara Bancorp in March 2009. During her tenure at Nara Bancorp, Ms. Lee managed integration projects for numerous acquisition transactions. Prior to joining Nara Bancorp, Ms. Lee held various lending positions with California Center Bank in Los Angeles from 1989 to 1993.

Mark Lee, age 48. Mr. Lee has served as Executive Vice President and Chief Credit Officer of Nara Bancorp since May 2009. In January 2010, Mr. Lee was made part of the Office of the President under the direction of the President and Chief Executive Officer, Alvin Kang. Prior to joining the Company, Mr. Lee served as Senior Vice President and Deputy Chief Credit Officer at East West Bank from May 2007 to April 2009, and Manager of Commercial Business Credit from May 2002 to April 2007. Prior to his work at East West Bank, Mr. Lee served in various lending and credit capacities starting in 1990, at California Bank and Trust, Center Bank and Sanwa Bank.

Myung-Hee Hyun, age 58. Ms. Hyun has served as the Executive Vice President and Chief Operations Administrator of Nara Bancorp since May 2010. In May 2010, Ms. Hyun was made part of the Office of the President under the direction of the President and Chief Executive Officer, Alvin Kang. Prior to rejoining Nara Bancorp, she served as Senior Vice President and Chief Operations Administrator of Shinhan Bank America from December 2008 to April 2010. She served as the Senior Vice President and Chief Operations Administrator of Nara Bancorp from April 2005 to November 2008. She served Nara Bancorp as the Senior Vice President and Senior Operations Administrator from May 1998 to April 2005 and Operations Administrator from September 1995 to May 1998. During her tenure at Nara Bancorp, Ms. Hyun managed the system conversion projects for numerous acquisition transactions. Prior to joining Nara Bancorp, Ms. Hyun held various operations and personal banking positions at Hanmi Bank from 1982 to 1995.

Kyu S. Kim, age 50. Ms. Kim has served as the Executive Vice President and Eastern Regional Manager for Nara Bancorp since April 2008. In January 2010, Ms. Kim was made part of the Office of the President under the direction of the President and Chief Executive Officer, Alvin Kang. She also served as the Senior Vice President and Eastern Regional Manager from October 2005 until March 2008. Prior to her promotion to Eastern Regional Manager, she served as the Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining the Bank, Ms. Kim was Vice President and Chief Credit Officer at Foster Bank in Chicago from March 1990 to September 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Securities and Exchange Commission requires executive officers, directors and greater than 10% stockholders to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2010, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except as described in this paragraph. We assist our directors and executive officers in complying with these requirements. For named executive officers Bonita Lee and Philip Guldeman, required reports on Form 4 and Form 3, respectively, were not filed on a timely basis. In each such case, the reports were promptly filed after becoming aware of the transactions and the need to report them.

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

AUDIT COMMITTEE

The Company has a standing Audit Committee, whose current members of the Audit Committee are directors Jesun Paik (Chair), Steven Broidy, Louis Cosso, and John Park. The Audit Committee held 12 meetings in 2010. The Audit Committee operates under a charter adopted by the board of directors. The charter sets the responsibilities and authorities of the Audit Committee and is available on our website at www.narabank.com.

Each of the members of the Audit Committee is “independent” as defined by the listing standards of the Nasdaq Stock Market and rules of the Securities and Exchange Commission. The board of directors has determined that Jesun Paik, Steven Broidy and Louis Cosso each satisfy the requirements established by the Securities and Exchange Commission for qualification as an audit committee financial expert.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The success of our Company has substantially depended, and will continue to depend, on our ability to attract and retain talented employees, including the Named Executive Officers (“NEOs”) identified in the Summary Compensation Table below, whose compensation is the subject of this Compensation Discussion and Analysis, or CD&A. Overall, our executive compensation is used to attract and retain key executive officers and to reward exceptional job performance by such executive officers.

Compensation Philosophy and Objectives

We believe that the most effective executive compensation programs are those that align the interests of our executive officers with those of our stockholders. A properly structured compensation program will reinforce and support the development of a strong performance-oriented culture within the Company to achieve specific short and long-term strategic objectives while taking into consideration potential risk implications, such as not encouraging imprudent risk-taking that threatens the long-term value of the Company. Although we believe that a significant percentage of executive compensation should be based on the principles of pay for performance, we also recognize that we must have the ability to attract and retain highly talented executive officers by offering competitive base salaries. An important objective of the Company and its Human Resources and Compensation Committee (“the Compensation Committee”) is to ensure that the compensation programs for our employees at the Executive Vice President level and above are competitive with those at our peer group companies.

The Company’s executive compensation programs are designed to provide:

•	levels of base salary that are competitive with companies in our peer group;

•

annual cash incentive bonuses under the Company’s Performance Incentive Plan, or PIP, that are tied to our financial results, achievement of our yearly strategic goals and achievement of individual performance objectives; and

•

long-term incentive equity awards, including equity-based awards under the 2007 Nara Bank Equity Incentive Plan and long-term incentive cash awards under the Company’s Long-Term Incentive Plan (“LTIP”), that are designed to encourage executive officers to focus their efforts on building stockholder value by meeting longer-term financial and strategic goals.

The Compensation Committee attempts to strike a balance among these elements, each of which is discussed in greater detail below, in designing and administering the Company’s executive compensation programs. With respect to performance-based compensation, the Compensation Committee believes that executive compensation should be closely tied to the financial and operational performance of the Company, individual performance and the level of responsibility of the officer, as well as risk management. The Compensation Committee believes that the equity-based portion of our management compensation should include meaningful features that encourage key employees to remain in the employment of the Company. In making compensation decisions, the Compensation Committee considers such factors as fairness to employees, retention of talented executive officers and fostering improvement in the Company’s performance, which will ultimately benefit the Company’s stockholders. The Company’s ability to implement its compensation philosophy and objectives is subject to compliance with the executive compensation requirements of TARP, including limits on the payment of bonuses to executive officers, and the Interagency

Guidance on Sound Incentive Compensation. See “— Capital Purchase Program under the TARP — Executive Compensation Requirements” for a summary of such requirements.

In 2009, as a result of the challenging economic environment and a decline in the Company’s profitability, and with the goal of maximizing stockholder profitability, the Company instituted several cost saving measures in the employee compensation area, including freezing base salaries for all employees, with the exception of certain promotions, market adjustments or other changes in response to critical circumstances. The Company also reduced its auto allowance in June 2009, with the highest level of reduction for NEOs, suspended the Bank’s 401(k) Plan matching in September 2009, eliminated the Company’s contribution to the Bank’s Employee Stock Ownership Plan (ESOP) for 2009 and implemented other smaller cost saving measures.

In 2010, as the economy began to recover and the Company moved toward profitability, the Company reinstituted some employee compensation benefits, including resuming the Bank’s 401(k) Plan matching starting January 1, 2011, reinstating the auto allowance mid-year to the same levels existing in early 2009 and making a contribution to the Bank’s ESOP. However, the Company continued to freeze base salaries, with the exception of certain promotions, market adjustments or other changes in response to critical circumstances.

Roles and Responsibilities of the Human Resources and Compensation Committee

The Compensation Committee of the board of directors has strategic and oversight responsibility for the compensation and benefits programs of the Company. The Compensation Committee reviews the compensation recommendations made by the Chief Executive Officer for employees at the Executive Vice President level to determine whether the compensation paid to such employees is reasonable and competitive and whether such compensation serves the interests of the Company’s stockholders. The Compensation Committee is also responsible for establishing, implementing, and monitoring the compensation structure, policies, and programs of the Company subject to the overall authority of the board of directors, including assessment of the risk profile of each compensation policy and practice, and for assessing and recommending to the board for approval of the total compensation paid to the Chief Executive Officer and Executive Vice Presidents of the Company. The Compensation Committee periodically reviews the pay practices of companies in our peer group to determine the appropriate compensation mix and levels for our executive officers.

The Peer Group

Total direct compensation is mainly comprised of a base salary, annual cash incentive bonus and long-term equity or cash incentive awards, as discussed in more detail below. To determine the appropriate mix among these elements, the Compensation Committee evaluates the pay practices of its peers. The Compensation Committee reviews compensation data obtained from a select group of comparable banking institutions identified by the Company. The 2009 peer group consisted of the following banks: Center Financial Corporation, Columbia Banking System, Inc., CVB Financial Corp., First Interstate BancSystem, Inc., Westamerica Bancorporation, West Coast Bancorp and Wilshire Bancorp, Inc.

In 2010, no peer group compensation review and analyses were conducted because the Company decided to freeze base salaries, subject to certain limited exceptions.

In 2011, we intend to resume conducting peer group compensation review and analyses. The Company has engaged a human resources consulting firm to assist the Company in its executive compensation review and analysis. New peer group data is currently being developed by the consulting firm to guide the Company in its review of NEO base salaries and to recommend adjustments to compensation to the extent required for the Company to remain competitive in its peer group.

Elements of Compensation

The following describes in greater detail the objectives and policies underlying the elements of our compensation structure and the methodology we use for establishing the amount of each element for our NEOs:

Base Salary

We believe that our employees should be paid a base salary that is competitive with the salaries paid by companies in our peer group based on each employee’s experience, performance, and geographic location. In the past few years, the Company has chosen to position the total level of cash compensation (which includes base salary and year-end non-equity incentive compensation, to the extent applicable) above the market median in order to remain competitive in attracting and retaining qualified executive officers. Such positioning is currently under review and is not likely to exceed the market median upon completion of our review.

Each year, the Compensation Committee determines the target level of total annual cash compensation (salary and non-equity incentive compensation) for each NEO. The Compensation Committee considers a wide variety of factors in determining compensation levels, including the individual executive officer’s performance, the Company’s performance, the business or corporate function for which the executive is responsible, the nature and importance of the executive officer’s position and role within the Company, the scope of the executive officer’s responsibility or internal relationships and the current compensation package in place for the executive officer, including the executive officer’s current annual base salary and potential bonus incentive awards under the Company’s performance incentive plan.

As discussed above, in 2009 and 2010, the Company implemented several cost saving measures in the employee compensation area, including freezing base salaries of all employees with the exception of certain promotions, market adjustments or other changes in response to critical circumstances. In 2010, the board of directors approved an increase in Alvin Kang’s base salary to reflect his increased responsibilities resulting from being appointed Chief Executive Officer of the Company. In addition, Kyu Kim was given an increase in her base salary based on a market adjustment.

Annual Cash Incentive Bonus

Annual cash incentive bonuses are paid under the Company’s Performance Incentive Plan. The PIP was developed to recognize and reward executive officers, including NEOs but excluding the Chief Executive Officer, who help enhance stockholder value, profitability and customer satisfaction and help meet strategic goals of the Company. It defines corporate and individual goals and establishes incentive award ranges for each level of management. The PIP also measures performance against agreed-upon goals in determining an incentive award. The PIP is administered by the Chief Executive Officer. Annual cash incentive awards for the Chief Executive Officer are determined by the Compensation Committee based on achievement of strategic goals and performance against budget, both of which are approved by the board of directors.

To the extent permitted under the TARP Rules, we intend to continue our strategy of compensating NEOs through programs that emphasize performance-based incentive compensation, with incentive criteria primarily tied to the Company’s performance. In 2010, however, due to the general economic environment and the Company’s performance, individual PIP goals were not created for NEOs and instead, NEOs focused on achieving the goals within the Company’s strategic business plan. All other employees received bonuses in individual amounts of approximately $1,000 or less in 2010. For 2011, the NEOs have been assigned company-wide performance goals connected to return on assets, achievement of a satisfactory regulatory examination rating, consummation of the merger with Center and improvement of Company performance against a defined peer group, as well as individual goals that relate to the completion of assigned merger integration tasks, achievement of assigned strategic action plan objectives, achievement of a risk-based goal and achievement of a revenue, production or cost-savings goal.

The determination of how incentive payments are allocated and paid to each NEO is recommended by the Chief Executive Officer to the Compensation Committee and reviewed by the board of directors. The Chief Executive Officer makes his recommendation after the completion of each NEO’s annual performance incentive plan evaluation. The allocation of each year’s performance incentive plan accrual, to be paid in the following year, is determined by the relative performance and contribution to the financial results of the Company by each NEO and achievement of individual performance under each NEO’s performance incentive plan.

Long-Term Equity Incentive Awards

Long-term incentive equity awards are an additional component of the Company’s total compensation package for retaining and motivating executive officers. The Compensation Committee believes that equity-based compensation, including stock options and performance units, ensures that the Company’s officers have a personal stake in the long-term success of the Company without encouraging such officers to take inappropriate or unnecessary risks. During the Company’s history, long-term incentive equity awards have been granted every few years to help retain officers and secure their ongoing commitment to the Company. These long-term incentive awards have been granted under the 2000 Plan and the 2007 Plan, as described under “Director Compensation” above. The Company will continue to review best practices periodically and reevaluate the frequency of grants in light of practices by peer group companies in a manner that is consistent with the compensation philosophy of the Company and stockholders’ interests.

On May 3, 2010, the Company granted 10,000 performance units to Myung-Hee Hyun upon commencement of her employment as Executive Vice President and Chief Operations Administrator. The Compensation Committee decided that this was an appropriate grant given Myung-Hee Hyun’s background, her position as an Executive Vice President and the critical nature of the Chief Operations Administrator position. Myung-Hee Hyun was not subject to the TARP incentive compensation limitations at the time of the grant, but her grant was subject to revision should she become one of the Company’s five most highly compensated employees. Myung-Hee Hyun became one of the five most highly compensated employees in 2011 and, therefore, her grant of performance units was revised to meet TARP guidelines for restricted stock, which included changing the vesting schedule and imposing a possible reduction of up to 3,263 performance units. According to the TARP guidelines for restricted stock, two-fifths of her performance units vest on the second anniversary of the date of grant and the remaining units may vest in equal installments beginning on the third anniversary of the date of grant.

Long-Term Cash Incentive Plan

The Company has a Long-Term Incentive Plan (“LTIP”) for NEOs. The LTIP requires the satisfaction of certain performance criteria by each participating NEO each year in order for the NEO to receive full credit for his or her potential yearly contribution. Performance criteria are determined in advance by the board of directors each year. For 2008, the performance criterion was that the Company must meet at least 80% of its return on assets and return on equity targets to be eligible for any contribution to an NEO’s LTIP account. The Company did not meet this goal in 2008, which was the first year the LTIP was in effect, and thus, no amounts were accrued on or placed in any of the participating NEO’s LTIP accounts. Due to the executive compensation restrictions imposed by the TARP Rules, the Company chose not to declare new performance criteria for the LTIP in 2009 and 2010 and thus, no amounts were accrued on or placed in any of the participating NEO’s LTIP accounts. The LTIP allows for vesting of the contribution portion already accrued for an executive officer’s deferred compensation account, whether vested or not, upon the occurrence of a “double trigger,” that is both a change in control of the Company and a separation from service for good cause within twelve months of the change in control event.

Two current NEOs became participants in the LTIP in 2008: Alvin Kang and Kyu Kim. The Company also entered into a LTIP agreement with Bonita Lee, our Chief Operating Officer, on February 12, 2009, that will become effective when the Company is no longer subject to the TARP Rules. The LTIP is intended to incentivize executive officers to remain employed by the Bank for the long term and to provide a vehicle for NEOs to build a retirement fund beyond the Company’s 401(k) plan. We believe that the stability of our executive management team is a key component to the Company’s future success and growth.

According to the terms of his individual LTIP agreement, Alvin Kang will have up to $40,000 per year, for the next five years beginning in 2008, placed in a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting on January 1, 2013.

Kyu Kim will have up to $30,000 per year, for the next ten years beginning in 2008, placed in a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age.

Bonita Lee will have up to $40,000 per year, for the next ten years beginning in 2009, placed in a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age.

Bonita Lee and Kyu Kim have a five-year cliff vesting of up to 50% of their total potential contribution amounts plus accrued interest in their deferred compensation accounts, with an additional 10% vesting of the total potential contributions plus accrued interest in each of years six through ten. Alvin Kang will have three year cliff vesting of up to 50% of the total potential contributions into the deferred compensation account plus accrued interest, with an additional 25% of the total potential contributions plus accrued interest in years four and five.

As more fully explained above, since inception no amounts were accrued on or placed in any of the participating NEO’s LTIP accounts.

Capital Purchase Program under the TARP — Executive Compensation Requirements

In November of 2008, the Company entered into a Security Purchase Agreement with the United States Department of the Treasury (the “Treasury”) as part of the Capital Purchase Program under the Treasury’s TARP (“CPP”). As a result of its participation in the CPP, the Company is required to comply with the requirements governing executive compensation of the Emergency Economic Stabilization Act of 2008 (“EESA”), American Recovery and Reinvestment Act of 2009, effective February 17, 2009 (“ARRA”), and Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30, effective June 15, 2009 (“Interim Final Rule”). We have fully complied with the requirements of EESA, ARRA and Interim Final Rule (collectively, the “TARP Rules”), which include:

•	Prohibition on Certain Types of Compensation. The TARP Rules prohibit us from providing incentive compensation arrangements that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company. It also prohibits us from implementing any compensation plan that would encourage manipulation of the reported earnings in order to enhance the compensation of any of our employees.

•

Risk Review. The TARP Rules require the Compensation Committee to meet with our senior risk officer at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk to us posed by such plans. The review is intended to better inform the Compensation Committee of the risks posed by the plans and the ways to limit such risks. The Compensation Committee has performed this review, and its conclusions are included in its report which appears at the end of this CD&A.

•

Bonus Prohibition. The TARP Rules prohibit the payment of any “bonus, retention award, or incentive compensation” to our top five most highly compensated employees. The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock,” as discussed below. We have performed an extensive review of our compensation arrangements and have complied with all requirements of ARRA for 2010.

•

Limited Amount of Long-Term Restricted Stock Excluded from Bonus Prohibition. The TARP Rules permit us to pay a limited amount of “long-term” restricted stock. The amount is limited to one-third of the total annual compensation of the employee. ARRA requires such stock to have a minimum 2-year vesting requirement and be subject to transfer restrictions that lapse in 25% increments as the CPP obligation is repaid.

•

Golden Parachutes. The TARP Rules prohibit any severance payment to any Senior Executive Officer or any of the next five most highly compensated employees upon termination of employment for any reason. ARRA provides an exception for amounts that were earned or accrued prior to termination, such as normal retirement benefits.

•

Clawback. The TARP Rules require us to recover any bonus or other incentive payment paid to Senior Executive Officers and the next 20 most highly compensated employees on the basis of materially inaccurate financial or other performance criteria.

•

Limit on Tax Deduction. We contractually agreed to abide by a provision of the TARP Rules which limit our tax deduction for compensation paid to any Senior Executive Officer to $500,000 annually. This provision amended the Internal Revenue Code by adding a new Section 162(m)(5), which imposes a $500,000 deduction limit.

•

Stockholder “Say-on-Pay” Vote Required. The TARP Rules require us to include a non-binding stockholder vote to approve the compensation of executive officers as disclosed in this document. We have included such a say-on-pay proposal as Proposal 3 in this document.

•

Policy on Luxury Expenditures. The TARP Rules require us to implement a company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services. This policy is available on the Bank’s website.

•

Reporting and Certification. The TARP Rules require our Chief Executive Officer and Chief Financial Officer to provide a written certification of compliance with the executive compensation restrictions in our annual report. ARRA also requires certain disclosures and certifications by the Compensation Committee, which is included in its report at the end of this CD&A.

Tax Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), precludes a public corporation from taking a deduction for compensation in excess of $1 million for its Chief Executive Officer or any of its four highest paid executive officers other than the Chief Executive Officer, unless certain criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. The Company plans to comply with the deduction requirements of Section 162(m).

The ARRA has reduced the deduction allowable under Section 162(m) to $500,000 for its Senior Executive Officers as defined under Title VII Section 111(a)(1). The Company has implemented a mechanism to monitor its tax reporting in order to meet the requirements of Section 162(m).

Compensation Committee Report

The following report does not constitute soliciting material and should not be deemed incorporated by reference into any other filings by the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent we may specifically incorporate the information contained in this report by reference thereto.

The Compensation Committee has reviewed and discussed the CD&A included in this document with management and based on its review and discussions, has recommended to the board of directors that the CD&A be included in the Company’s Annual Report on Form 10-K and proxy statement.

In addition, the Compensation Committee certifies that:

1.	It has reviewed with the senior risk officer the senior executive officer, as defined by EESA, compensation plans and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company;

2.	It has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

3.	It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

In connection with the Company’s participation in the CPP, the Compensation Committee is required to meet at least semi-annually with the Company’s Chief Risk Officer or other senior risk officers to discuss and review any incentive or bonus compensation arrangements for NEOs and other employees that might promote unnecessary and excessive risk-taking and jeopardize the institution’s value and also that employee compensation plans do not encourage behavior focused on short-term results or manipulation of reported earnings. In response to this requirement, the Compensation Committee met with the Company’s Chief Risk Officer in May 2010 and October 2010.

All senior executive officer compensation plans of the Company are currently operating or suspended within the constraints of the CPP. At the time of the review, the senior executive officer compensation plans consisted of a deferred compensation agreement, change of control agreements, Long-Term Incentive Plan, Performance Incentive Plan and Bank defined contribution plans.

Upon review of each senior executive officer compensation plan, the Compensation Committee determined that none of the plans encouraged any senior executive officer to take unnecessary and excessive risks that threaten the value of the Company. The Compensation Committee determined that the risk level of each such plan ranged from zero to minimal risk. For any plan that might have minimal risk, the Compensation Committee determined that the inherent controls of the plan and the manner of its implementation ensured appropriate mitigation of risks.

The Compensation Committee also reviewed employee compensation plans. The employee compensation plans consist of commissions paid to business development officers according to standards set by the Company, PIP performance based bonuses, grants of performance units, the SBA Loan Referral Program and the Demand Deposit Account Incentive Campaign.

Based on its review, the Compensation Committee believes that the features of the employee compensation plans, along with the systems of controls in place, do not encourage unnecessary or excessive risks or, if there is any risk, such risk has been appropriately limited and does not encourage the manipulation of reported earnings to enhance the compensation of any employee. With respect to the plans, the Compensation Committee determined that loan default risks to the Company were minimized by the Company’s and Bank’s loan risk prevention measures, which include stringent lending policies and procedures, oversight by various loan committees and a loan review and risk monitoring system.

The only plan the Compensation Committee determined might pose some risk was the plan involving commission payments to business development officers because commissions were based on production volume and constituted a higher portion of such officer’s total compensation expense than the other plans. However, controls have been implemented to limit the loan risk, including a clawback provision, where commissions may be refunded to the Company if the loan is in default (such refund may be deducted from future earnings) and reserving 25% of the quarterly commission to offset any shortage resulting from loan defaults.

With respect to the Demand Deposit Account Incentive Campaign, the Committee reduced the risk of encouraging only short term profits by deferring 80% of the employee incentives until three months after account opening and the remaining 20% after an additional three months, which is payable only if the account is still open and maintains a certain average minimum available balance.

This certification and narrative are being provided in accordance with the requirement of the Interim Final Rule of the Treasury, TARP Standards for Compensation and Corporate Governance, issued June 15, 2009.

Respectfully submitted by the members of the Compensation Committee of the board of directors:

SCOTT YOON-SUK WHANG (Chair)

STEVEN D. BROIDY

LOUIS M. COSSO

JOHN H. PARK

SUMMARY COMPENSATION TABLE

The Summary Compensation Table includes information concerning the compensation paid to or earned by our NEOs listed in the table for the three-year period ended December 31, 2010.

Summary Compensation of Executive Officers
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(3)		Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)		Total ($)
Alvin D. Kang	2010	302,037	0		0		0	0	0	14,781		316,818
President & Chief Executive Officer	2009	250,000	0		0		0	0	0	18,445		268,445
	2008	244,616	0		0		0	45,000	0	23,437		313,053

Min J. Kim	2010	45,370	0		0		0	0	0	42,043		87,413
Former President & Chief Executive Officer	2009	350,000	0		184,630		0	0	0	21,121		555,751
	2008	343,269	0		0		0	52,500	1,225	26,600		423,594

Philip E. Guldeman	2010	5,192	25,000	(2)	0		0	0	0	100,830	(7)	131,022
Executive Vice President & Chief Financial Officer

Christine Oh	2010	84,062	0		0		0	0	0	11,990		96,052
Former Acting Chief Financial Officer	2009	140,104	300	(2)	0		0	0	0	15,292		155,696
	2008	136,937	0		0		0	20,000	0	17,519		174,456

Bonita I. Lee	2010	230,000	0		0		0	0	0	10,615		240,615
Executive Vice President & Chief Operating Officer	2009	172,500	45,300	(2)	0		17,416	0	0	8,243		243,459
	2008	149,692	0		0		0	0	0	23,000		172,692

Mark Lee	2010	200,000	0		0		0	0	0	10,615		210,615
Executive Vice President & Chief Credit Officer	2009	123,846	300	(2)	37,100		0	0	0	4,724		165,970

Myung-Hee Hyun	2010	113,333	0		91,300	(8)	0	0	0	9,686		214,319
Executive Vice President & Chief Operations Administrator

Kyu S. Kim	2010	174,963	0		0		0	0	0	15,823		190,786

Summary Compensation of Executive Officers
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Executive Vice President & Eastern Regional Manager	2009	160,000	0	0	0	0	0	19,647	179,647
	2008	152,041	0	0	0	50,000	0	24,250	226,291

(1)	Amounts include amounts deferred under our 401(k) Plan. The Company customarily makes a matching contribution equal to 100% of the first 3% of an employee’s bi-weekly paycheck amount and 50% of the next 2% of an employee’s bi-weekly paycheck amount. This practice was temporarily suspended during the period from September 1, 2009 through December 31, 2010 due to lack of profitability. On January 1, 2011, the Company resumed the practice of matching contributions.
(2)	In 2009, Mark Lee and Bonita Lee were not subject to the TARP restrictions for bonuses and each received a $300 year-end bonus. Bonita Lee also received a signing bonus of $45,000 upon her employment in March 2009. Philip Guldeman received a signing bonus of $25,000 upon his employment in December 2010.
(3)	Pursuant to Securities and Exchange Commission regulations regarding the valuation of equity awards, amounts in “stock awards” and “option awards” columns represent the applicable full grant date fair values of stock awards and stock options in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. To facilitate year-to-year comparisons, the Securities and Exchange Commission regulations require companies to present recalculated disclosures for each preceding fiscal year required under the rules so that equity awards and stock options reflect the applicable full grant date fair values, excluding the effect of forfeitures. The total compensation column has been recalculated accordingly. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding assumptions underlying valuation of equity awards.
(4)	Amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year. The amounts shown represent performance-based bonuses as described in the CD&A.
(5)	This column reflects only the above-market earnings on the employee salary deferral plans in which the NEO participate. Above-market earnings represent the difference between market interest rates determined pursuant to the Securities and Exchange Commission rules and the interest paid by the Bank (Prime Rate + 0.25%), compounded quarterly, credited by the Bank on salary deferred by the NEO under the deferred compensation plan, as described in the CD&A. Min Kim is the only NEO who participated in the Company’s deferred compensation plan.
(6)	For Alvin Kang, all other compensation included perquisites of auto allowance and parking and payments in lieu of health insurance coverage paid by the Company. For Bonita Lee, all other compensation included perquisites of auto allowance and parking. For Mark Lee, all other compensation included perquisites of auto allowance and parking. For Kyu Kim, all other compensation included perquisites of auto allowance and parking, cell phone allowance and BOLI.
(7)	All Other Compensation for Philip Guldeman also includes $99,619 in earnings as an independent consultant for providing financial management and related services commencing on August 12, 2010 and ending on December 17, 2010, the effective date of his appointment as Chief Financial Officer, and $1,211 in perquisites.
(8)	The Company granted performance units to Myung-Hee Hyun upon commencement of her employment as Executive Vice President and Chief Operations Administrator. Such performance units are subject to TARP incentive compensation limitations. See “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity Incentive Awards.”

2010 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information about the options or performance units granted during the fiscal year ended December 31, 2010 to each of our NEOs.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (Units)(1)(2)			Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold	Target	Maximum
Myung-Hee Hyun	5/3/2010	0	10,000	10,000	91,300
Executive Vice President & Chief Operations Administrator

(1)	To receive performance units and for the performance units to vest, the NEO must receive satisfactory annual performance reviews.
(2)	The performance units are subject to the TARP incentive compensation limitations and as a result, the grant may be reduced in an amount up to 3,263 units and two-fifths of such units will vest on the second anniversary of the date of grant and the remaining units will vest in equal installments beginning on the third anniversary of the date of grant.
(3)	Pursuant to the Securities and Exchange Commission regulations regarding the valuation of equity awards, amounts in “Grant Date Fair Value of Stock and Option Awards” columns represent the applicable full grant date fair values of stock awards and stock options in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for information regarding assumptions underlying valuation of equity awards.

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes information about the value of all unexercised options previously awarded to the NEOs at December 31, 2010. The number of options held at December 31, 2010 includes options granted under the 2000 Plan and 2007 Plan.

Outstanding Equity Awards
	Option Awards(1)(2)					Stock Award(5)(6)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Alvin D. Kang	80,000	0	15.54	(3)	07/29/15	0	0
President and Chief Executive Officer

Outstanding Equity Awards
	Option Awards(1)(2)					Stock Award(5)(6)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Min J. Kim	0	0	—		—	0	0
Former President and Chief Executive Officer
Philip E. Guldeman	0	0	—		—	0	0
Executive Vice President & Chief Financial Officer
Christine Oh	0	0	—		—	0	0
Former Acting Chief Financial Officer
Bonita I. Lee	0	40,000	8.64	(3)(7)	03/16/19	0	0
Executive Vice President and Chief Operating Officer
Mark Lee	0	0	—		—	8,000	78,880	(5)
Executive Vice President and Chief Credit Officer
Myung-Hee Hyun	0	0	—		—	10,000	98,600	(6)
Executive Vice President & Chief Operations Administrator
Kyu S. Kim	24,000	0	5.75	(3)	05/29/12	0	0
Executive Vice President and Eastern Regional Manager

(1)	Terms of outstanding stock options are for a period of ten years from the date the option is granted. Options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death. If an optionee becomes disabled or dies during his service to the Company, the optionee’s option may be exercised up to twelve months following the date of termination of employment.
(2)	The exercise price per share for an incentive stock option must be at least equal to the fair market value of the common stock at the date of grant. The exercise price may be paid in cash or stock.
(3)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of the grant.
(4)	The market value of the performance units was calculated by multiplying the closing market price of the Company’s stock at December 31, 2010, $9.86, by the number of performance units.
(5)	The board of directors granted 10,000 performance units on May 1, 2009, vesting equally over five years, subject to restrictions under the TARP.

(6)	The board of directors granted 10,000 performance units on May 3, 2010. The performance units are subject to the TARP incentive compensation limitations and as a result, two-fifths of such units vest on the second anniversary of the date of grant and the remaining units vest in equal installments beginning on the third anniversary of the date of grant and the grant may be reduced in an amount up to 3,263 units.
(7)	The board of directors granted 40,000 stock options on March 16, 2009, originally vesting equally over five years, subject to restrictions under the TARP. However, in accordance with TARP guidelines, when Bonita Lee became one of the Company’s five most highly compensated employee in 2010, the vesting of her options is frozen subject to further review when the Company is no longer subject to TARP restrictions.

PAYMENTS UPON TERMINATION OF EMPLOYMENT

In 2010, Min Kim, Alvin Kang, Bonita Lee and Mark Lee each had severance arrangements with the Company that provided for additional compensation upon their termination of employment. In 2010, with respect to Min Kim, Alvin Kang, Bonita Lee, and Kyu Kim, the Company was prohibited from making “golden parachute payments” due the executive compensation restrictions imposed by ARRA, which means that no payments could be made for the departure of Min Kim, Alvin Kang, or Bonita Lee for any reason or upon a change in control of the Company, with the exception of payments made upon separation of service due to death or disability. Therefore, no severance was paid to Min Kim upon her resignation from her positions as President, Chief Executive Officer and director, effective January 29, 2010. The tables below set forth payments upon termination of employment that the NEOs would be entitled to if their employment terminated on December 31, 2010 and if a change in control occurred on December 31, 2010 and such employee was terminated on that same date.

Mark Lee, Chief Credit Officer — Compensation and Benefits	Involuntary or for Good Reason After Change-in-Control ($)
Cash severance pay	$200,000
Market value of unvested performance units which would vest(1)	78,880

Total	$278,880

(1)	The market value of unvested performance units which would accelerate in vesting under a Change in Control is calculated assuming a market value of $9.86 per share (the closing share price at December 31, 2010).

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. The Company’s compensation and benefits programs are designed to pay directors fairly for work required for a company of the size and scope of the Company and the Bank, align the directors’ interests with the long-term interests of stockholders, and provide compensation that is transparent and straightforward for stockholders to understand.

The following table summarizes the compensation of our non-employee directors during 2010.

Nara Director Compensation
Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)(5)(6)	Total ($)
Steven D. Broidy	20,000	0	0	0	6,000	26,000
Louis M. Cosso	22,000	0	0	0	6,000	28,000
Howard N. Gould	20,000	0	0	0	6,000	26,000
Chong-Moon Lee	34,664	0	0	0	13,317	47,981
Chairman for portion of the year
Jesun Paik	40,000	0	0	0	10,000	50,000
John H. Park	35,500	0	0	5	14,650	50,155
Ki Suh Park	46,330	0	0	0	10,000	56,330
Chairman for portion of the year
Terry Schwakopf	20,668	0	0	0	6,000	26,668
James P. Staes	3,667	0	0	0	1,000	4,667
Scott Yoon-Suk Whang	37,000	0	0	0	10,000	47,000

(1)	Amounts shown include payment of annual board membership retainer fees for the Company and Bank board meetings, committee membership fees, and chairmanship annual retainers.
(2)	The following directors received only a portion of the annual compensation and fees that they would normally receive because they did not serve as directors for the full year: Steven Broidy, Louis Cosso, Howard Gould, Chong-Moon Lee, Terry Schwakopf and James Staes.
(3)	As of December 31, 2010, each director had the following number of options outstanding: Steven Broidy 0, Louis Cosso 0, Jesun Paik 80,000, John Park 0, Ki Suh Park 0, and Scott Whang 0.
(4)	Amounts include payments made to certain directors in lieu of receiving life insurance coverage and health insurance coverage paid by the Company, and deferred compensation: $10,000 paid to Jesun Paik, Ki Suh Park, and Scott Whang; $6,000 paid to Steven Broidy, Louis Cosso, Howard Gould, and Terry Schwakopf; and $1,000 paid to James Staes.
(5)	Amount includes $1,332 of imputed value of split dollar life insurance agreement for John Park, who is the only director entitled to receive life insurance coverage.
(6)	Chong-Moon Lee and John Park are the only former and current directors, respectively, entitled to receive health insurance coverage. Amounts include payments received for health insurance premiums: $13,317 for Chong-Moon Lee and $13,318 for John Park.

Cash Compensation

Members of the Bank and Company boards of directors, other than the Chairmen, receive a $42,000 annual board membership retainer, paid in monthly installments of $3,500 per month. The Chairmen of the Bank and Company boards each receive a $52,000 annual board membership retainer, or $4,333 per month for their periods of service during the year. If the same person acts as Chairman of both the Bank and Company, they receive only one retainer. In September 2010, Chong-Moon Lee stepped down as Chairman of the Company and subsequently Ki Suh Park was elected as Chairman of the Company (while continuing in his role as Chairman of the Bank). Each director receives an additional $12,000 in annual committee membership fees paid on a monthly basis for their periods of service during the year. The committee Chairs, other than the Executive Committee Chair, receive an additional annual retainer in the following amount: approximately $8,000 for the Chair of the Audit Committee and the Loan & Credit Policy Committee (which is a

Bank committee), and $6,000 for all other committees, with an annual committee retainer limit of $12,000 for any one director. John Park received split dollar life insurance coverage and health insurance coverage paid by the Company and participates in a deferred compensation plan. The other five non-employee directors do not receive life insurance coverage, or health insurance coverage paid for by the Company and do not participate in the deferred compensation plan. Instead, they receive an annual payment of $12,000 of in-lieu payments. The directors also receive reimbursement for expenses, which include reasonable travel expenses to attend board or committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

In light of the Company’s efforts to reduce compensation costs, in September 2009 the directors elected to forego all compensation for August and December, reduced overall board fees from $3,500 per month to $3,000 per month for regular board membership, and temporarily discontinued all fees associated with committee membership. As planned, the board revisited board compensation in December 2010, and determined beginning January 1, 2011 to reinstitute the historical normal board compensation structure as discussed in the preceding paragraph.

Long-Term Equity Incentive Awards

The Company has extended long-term equity incentive awards under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long-Term Incentive Plan (the “2000 Plan”), which was subsequently replaced by the Nara Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2000 Plan, the Company granted options to purchase the Company’s common stock and restricted units, which typically vested over a three-year or five-year period in equal installments on the anniversary dates of the grant and were granted with a ten-year term. The options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. With the adoption of the 2007 Plan, the 2000 Plan was terminated, except with respect to outstanding awards.

Options and performance units granted under the 2007 Plan typically vest over a three-year or five-year period in equal installments on the anniversary date of the grant and are granted with a ten-year term. Options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Performance unit grants will result in the issuance of the Company’s common stock upon vesting and achievement of specified performance criteria.

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

The following are incentive awards granted to directors under the 2007 Plan:

•

On February 27, 2008, the Company granted 6,600 performance units to, Terry Schwakopf and Scott Whang. Each director’s performance units were to vest equally over three years, and were subject to achieving at least 75% attendance of all board of director and committee meetings required, as well as completion of their respective training schedules each year. Terry Schwakopf only vested 4,400 performance units over two years since she was not a director when the last 2,200 units would have vested on the third anniversary date of the grant.

•

On February 27, 2008, the Company granted 6,000 performance units to each of Ki Suh Park, John Park and Jesun Paik. None of the directors held any unvested equity, and had not received a grant of equity in more than five years. Each director’s performance units vested equally over three years and was subject to achieving at least 75% attendance of all board of director and committee meetings required each year, as well as completion of their respective training schedules each year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows the beneficial ownership of Nara’s common stock as of March 17, 2011, by each stockholder who owns, based on information made available to Nara, more than 5% of Nara’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Wellington Management Company LLP 280 Congress St. Boston, MA 02210	3,470,560	(2)	9.13%

Pzena Investment Management, LLC 120 West 45th Street, 20th Floor, New York, NY 10036	3,402,483	(3)	8.96%

BlackRock Inc. 40 East 52nd Street New York, NY 10022	3,150,068	(4)	8.29%

Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	2,345,934	(5)	6.17%

Westwood Management Corp. 200 Crescent Court, Suite 1000 Dallas, TX 75201	1,918,924	(6)	5.05%

(1)	We have relied on the last public filings on Schedules 13D, 13F or 13G of each of the following stockholders, in determining how many shares each stockholder owns.

(2)	Wellington Management Company LLP has shared power to vote and dispose of 3,470,560 shares.

(3)	Pzena Investment Management, LLC has sole power to vote 2,828,270 shares and dispose of 3,402,483 shares.

(4)	BlackRock Inc. has sole power to vote and dispose of 3,150,068 shares.

(5)	Vanguard Group, Inc. has sole power to vote 67,952 shares and dispose of 2,277,982 shares.

(6)	Westwood Managements Corp. has sole power to vote 1,565,752 shares and dispose of 1,820,424 shares.

Security Ownership of Management

The following table shows the beneficial ownership of our common stock as of March 17, 2011 for (i) each of six non-executive directors, (ii) our Named Executive Officers, and (iii) all directors and Named Executive Officers as a group.

Beneficial Ownership by Directors and Executive Officers
Name of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of class(9)
Directors
Steven D. Broidy	2,000		*
Louis M. Cosso	2,500		*
Jesun Paik	111,033	(2)	*
John H. Park	349,644	(3)	*
Ki Suh Park	108,120	(4)	*
Scott Yoon-Suk Whang	24,933	(5)	*

Named Executive Officers(10)
Alvin D. Kang	98,172	(6)	*
Philip E. Guldeman	0		*
Bonita I. Lee	32,734		*
Mark Lee	3,120		*
Kyu S. Kim	26,000	(7)	*
Myung-Hee Hyun	0		*

All Directors and Named Executive Officers as a Group (12 Individuals)	758,256	(8)	2.00%

*	Indicates holdings of less than 1%.
(1)	Except as otherwise noted and except as required by applicable community property laws, each person has sole voting and disposition powers with respect to the shares.
(2)	Includes 80,000 stock options vested under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long-Term Incentive Plan (the “2000 Plan”).
(3)	Includes 2,000 shares owned by BB Imex Corp. 243,800 of the total number of shares beneficially owned by John H. Park are pledged.
(4)	Includes 102,120 shares owned by family trust.
(5)	Includes 13,333 shares owned by revocable trust.
(6)	Includes 80,000 stock options vested under the 2000 Plan.
(7)	Includes 24,000 stock options vested under the 2000 Plan.
(8)	Includes stock options vested under the 2000 Plan.
(9)	The percentages are based on 37,993,327 shares outstanding on March 17, 2011.
(10)	Does not include Min J. Kim and Christine Oh, whose employment as Chief Executive Officer and Acting Chief Financial Officer, respectively, terminated in 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth the number of securities authorized for issuance under our equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column(a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	533,250	$9.73	1,196,000
Equity compensation plans not approved by security holders	0	$0	0

Total	533,250	$9.73	1,196,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approving Related Party Transactions

We conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be reviewed by the Nomination and Governance Committee and ultimately reviewed and approved by the Company’s board of directors. As required under its charter, the Nomination and Governance Committee is responsible for reviewing each director’s independence (according to the Nasdaq Stock Market and the Securities and Exchange Commission standards) and for making recommendations to the full board based on its findings. The Nomination and Governance Committee has determined that each of the directors, other than Alvin Kang, is independent in accordance with such standards. The Nomination and Governance Committee charter can be found on our website at www.narabank.com.

Our Code of Ethics and Business Conduct for employees requires employees who may have a potential or apparent conflict of interest to notify their supervisor or the Ethics Officer. Our Director Code of Ethics and Business Conduct requires directors to notify the chair of the Nomination and Governance Committee. A potential conflict is considered to exist whenever an individual has an outside interest, direct or indirect, which conflicts with the individual’s duty to the Company or adversely affects the individual’s judgment in the discharge of his or her responsibilities at the Company. Prior to consideration of a related party transaction, our board of directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction. The board then determines whether the terms and conditions of the transaction are more or less favorable to the Company than those offered by unrelated third parties. Once the board determines that the terms and conditions are substantially similar to those offered by unrelated parties, the transaction may be permitted if it is approved by a majority of the independent directors entitled to vote on the matter with the interested director abstaining.

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

Transactions Considered

Some of the directors and officers of the Company and/or the Bank and the immediate families and the business organizations with which they are associated, are customers of, and have had banking transactions with, Nara Bank in the ordinary course of our business and we expect to have banking transactions with such persons in the future. All loans made to such persons have been made in the ordinary course of business; on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and do not involve more than a normal risk of collectability or present other unfavorable features. For a description of a transaction considered by the board of directors in connection with their assessment of the independence of our directors, see “—Independence of Directors.”Independence of Directors

Our board of directors is predominantly independent. Of our seven director nominees, only one is a Nara Bancorp employee (Alvin Kang, President and Chief Executive Officer). Further, the board has affirmatively determined that the other six directors are independent under the Securities and Exchange Commission and the Nasdaq Stock Market corporate governance rules, as applicable.

In October 2007, the Bank and the Company engaged DLA Piper, LLP (“DLA”), one of the largest international law firms with more than 3,700 attorneys in 28 countries, in connection with threatened litigation. The legal staff of the Company evaluated a number of candidate law firms for their qualifications, selected DLA on the basis of its extensive relevant experience in this type of litigation in question and presented DLA, along with a few other firms, for consideration and approval by the board of directors.

When director Ki Suh Park first learned of the Company’s staff proposal, he immediately informed the board that one of his daughters-in-law was with the firm. The daughter-in-law is a partner of DLA. Ki Suh Park recused himself from all consideration of the matter by the board. The Company staff members who proposed the engagement of DLA were not aware of the daughter-in-law’s connection with DLA, nor was the daughter-in-law, a real estate attorney in another office of DLA, aware of the proposed engagement. Under the circumstances, and considering DLA’s reputation and qualifications for advising the Company regarding the subject litigation, the board approved the engagement of DLA.

The board has considered whether the position of the daughter-in-law with DLA has any impact on Ki Suh Park’s independence as a director of the Company.

The facts considered by the board in this connection include: (1) Ki Suh Park had no involvement in the consideration of selecting an attorney for the litigation matter; (2) Ki Suh Park’s daughter-in-law is a real estate attorney located in another office of DLA that is not involved with the litigation; (3) she had no involvement in referring or representing DLA to the Company; (4) she has not received any compensation benefits resulting therefrom, as confirmed to the Company by DLA; and (5) the amounts invoiced to the Company by DLA ($226,339, $287,154, $208,303 in 2008, 2009 and 2010, respectively) are not significant in relation to the total annual revenue of DLA.

Taking all of these facts into account, the board has concluded that the relationship has no impact on Ki Suh Park’s status as an independent director of the Company.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides a summary of the various fees paid to Crowe Horwath in 2009 and 2010:

Summary of Fees to Independent Audit Firm
	2009	2010
Audit Fees	$388,000	$388,000
Audit Related Fees	73,250	10,650
Tax Fees	0	0
All Other Fees	3,561	3,693

Total Fees	$464,811	$402,343

Audit Fees. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2010 and 2009. Crowe Horwath’s audit fees include the fees for the audit of the 2010 and 2009 consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for 2010 and 2009.

Audit Related Fees. Crowe Horwath’s audit related fees for 2010 were for providing its consent to include the Auditor’s opinion in a registration statement filed on Form S-3 and consultations relating to deferred tax assets. The audit related fees for 2009 were for comfort letter procedures for the stock offering and providing their consent to include the Auditor’s opinion in a registration statement filed on Form S-3.

Tax Fees. No tax fees were incurred in 2010 and 2009.

All Other Fees. All other fees include the aggregate fees billed for services rendered by Crowe Horwath, other than those services covered above and for 2010 and 2009 included providing software licenses for the Accounting Research Manager database and providing data base management software to facilitate communications related to the external audit. The Audit Committee considered whether the provision of non-audit services is compatible with maintaining the independence of Crowe Horwath. The Audit Committee has determined that the rendering of the services other than audit services by Crowe Horwath is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted policy and procedures for the approval in advance of audit and non-audit services rendered by our independent auditor. The policy requires advance approval of all services before the independent auditor is engaged to provide such services. The advance approval of services may be delegated to the Chair of the Audit Committee who has authority to approve up to $25,000, to be ratified at the next scheduled Audit Committee meeting. A copy of the Company’s policy regarding the approval of audit and non-audit services provided by the independent auditor is attached as Annex F to this document.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	List of Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 9, 2010)

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B, filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 6, 2010 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Proposal No. 4, filed with the SEC on May 24, 2010)

3.7	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on December 28, 2007)

4.1	Form of Stock Certificate of Nara Bancorp, Inc. (incorporated herein by reference to Pre-Effective Amendment No.1 to the Registration Statement on Form S-4, Exhibit 4.1, filed with the SEC on December 5, 2000, SEC file number 333-50126)

4.2	Amended and Restated Declaration of Trust, dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.5, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.3	Indenture, dated March 28, 2001, between Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.4	Common Securities Guarantee Agreement, dated March 28, 2001, of Nara Bancorp (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.7, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.5	Capital Securities Guarantee Agreement, dated March 28, 2001, between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.8, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

4.6	Amended and Restated Declaration of Trust, dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008)

4.7	Junior Subordinated Indenture, dated June 5, 2003, between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.8	Guarantee Agreement, dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008)

4.9	Amended and Restated Declaration of Trust, dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008)

4.10	Indenture, dated December 17, 2003 between Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.11	Guarantee Agreement, dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008)

4.12	Amended and Restated Declaration of Trust, dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008)

4.13	Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.14	Guarantee Agreement, dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008)

4.15	Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 22, 2007)

4.16	Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.17	Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007)

4.18	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on November 28, 2008)

4.19	Form of Nara Bancorp, Inc. Series A Preferred Stock Certificate (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on November 28, 2008)

4.20	Warrant to Purchase Common Stock of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on November 28, 2008)

10.1	Amended and Restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, filed with the SEC on July 26, 2007)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long-Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001, SEC file number 333-58508)

10.3	Nara Bank Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

10.4	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

10.5	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002)

10.6	Form of Nara Bancorp, Inc. Option Agreement (entered into by directors Jesun Paik and named executive officers Alvin D. Kang, Bonita I. Lee, and Kyu Kim) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006, filed with the SEC on March 15, 2007)

10.7	Form of Change in Control Agreement (entered into by named executive officer Alvin D. Kang, Bonita I. Lee, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on August 6, 2008)

10.8	Form of Nara Bank Long-Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Bonita I. Lee) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008, filed with the SEC on March 3, 2009)

10.9	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, and Scott Whang and named executive officers Alvin D. Kang, Bonita I. Lee, Kyu Kim, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007)

10.10	Letter Agreement, between Nara Bancorp, Inc. and the United States Treasury, dated November 21, 2008, including the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant referred to therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on December 17, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Discount Accretion*

14.1	Director Code of Ethics and Business Conduct*

14.2	Code of Ethics and Business Conduct*

21.1	List of Subsidiaries (incorporated by reference to the Annual Report on Form 10-K, Exhibit 21.1, for the year ended December 31, 2009, filed with the SEC on March 15, 2010)

23.1	Consent of Crowe Horwath LLP *

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002**

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002**

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

99.1	Certification of Chief Executive Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

99.2	Certification of Chief Financial Officer pursuant to Interim Final Rule – TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

* Previously filed on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011.

**Filed herewith

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

April 26, 2011