Form 10-Q
period 2011-03-31
NARA BANCORP INC
filed 2011-05-05
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011 there were 38,003,327 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these and other risk factors, see “Part II, Item 1A. Risk Factors” herein and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$23,431	$23,916
Interest-bearing deposit at Federal Reserve Bank	111,910	148,415

Total cash and cash equivalents	135,341	172,331

Securities available for sale, at fair value	512,000	528,262
Loans held for sale, at the lower of cost or fair value	40,688	26,927
Loans receivable, net of allowance for loan losses (March 31, 2011 - $63,340 ; December 31, 2010 - $62,320)	2,090,773	2,085,425
Other real estate owned, net	2,708	1,581
Federal Reserve Bank stock, at cost	6,367	6,367
Federal Home Loan Bank (FHLB) stock, at cost	17,015	17,717
Premises and equipment, net	10,540	10,915
Accrued interest receivable	8,731	8,648
Deferred tax assets, net	34,780	37,072
Customers’ liabilities on acceptances	12,358	11,528
Bank owned life insurance	24,301	24,117
Goodwill	2,509	2,509
Other intangible assets, net	456	534
Prepaid FDIC insurance	8,458	9,639
Other assets	19,118	19,724

Total assets	$2,926,143	$2,963,296

(Continued)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
	March 31,	December 31,
	2011	2010
	(Dollas in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$402,579	$388,731
Interest bearing:
Money market and NOW accounts	690,398	688,593
Savings deposits	127,905	126,255
Time deposits of $100,000 or more	318,861	321,542
Other time deposits	636,355	650,993

Total deposits	2,176,098	2,176,114
Federal Home Loan Bank borrowings	300,000	350,000
Subordinated debentures	39,268	39,268
Secured borrowings	15,308	11,758
Accrued interest payable	4,733	4,830
Acceptances outstanding	12,358	11,528
Other liabilities	14,042	11,235

Total liabilities	2,561,807	2,604,733

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at March 31, 2011 and December 31, 2010	67,000	67,000
Preferred stock discount	(2,559)	(2,797)
Common stock, $0.001 par value; authorized, 100,000,000 shares; issued and outstanding, 37,993,327 and 37,983,027 shares at March 31, 2011 and December 31, 2010, respectively	38	38
Capital surplus	171,397	171,364
Retained earnings	126,032	120,361
Accumulated other comprehensive income, net	2,428	2,597

Total stockholders’ equity	364,336	358,563

Total liabilities and stockholders’ equity	$2,926,143	$2,963,296

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$33,085	$33,348
Interest on securities	3,930	5,088
Interest on federal funds sold and other investments	179	225

Total interest income	37,194	38,661

INTEREST EXPENSE:
Interest on deposits	5,131	9,947
Interest on FHLB advances	2,572	2,984
Interest on other borrowings	608	487

Total interest expense	8,311	13,418

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	28,883	25,243
PROVISION FOR LOAN LOSSES	5,262	25,407

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	23,621	(164)

NON-INTEREST INCOME:
Service fees on deposit accounts	1,497	1,619
International service fees	570	539
Loan servicing fees, net	463	457
Wire transfer fees	322	293
Other income and fees	507	353
Net gains on sales of SBA loans	1,160	43
Net gains on sales and calls of securities available for sale	—	6,296
Net valuation losses on interest rate swaps	(11)	(231)
Net gains on sales of OREO	2	15

Total non-interest income	4,510	9,384

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,154	5,593
Occupancy	2,437	2,427
Furniture and equipment	935	778
Advertising and marketing	579	459
Data processing and communications	983	933
Professional fees	709	702
FDIC assessments	1,289	1,367
Credit related expenses	744	563
Other	1,865	1,362

Total non-interest expense	16,695	14,184

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	11,436	(4,964)
INCOME TAX PROVISION (BENEFIT)	4,690	(2,432)

NET INCOME (LOSS)	$6,746	$(2,532)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,075)	$(1,071)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$5,671	$(3,603)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.15	$(0.10)
Diluted	$0.15	$(0.10)

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

							Accumulated
		Preferred					Other
	Preferred	Stock	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Stock	Discount	Shares	Amount	Surplus	Earnings	Income (loss), net	Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			11,400		11
Tax effects of stock plans					(17)
Stock-based compensation					48
Preferred stock cash dividends accrued (5%)						(837)
Accretion on preferred stock discount		234				(234)
Comprehensive income:
Net loss						(2,532)		$(2,532)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							(822)	(822)
Change in unrealized gain (loss) on interest-only strips, net of tax							2	2
Change in unrealized gain (loss) on interest rate swaps, net of tax							(7)	(7)

Total comprehensive income (loss)								$(3,359)

BALANCE, MARCH 31, 2010	$67,000	$(3,503)	37,835,407	$38	$169,848	$128,288	$2,150

							Accumulated
		Preferred					Other
	Preferred	Stock	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Stock	Discount	Shares	Amount	Surplus	Earnings	Income (Loss), net	Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2011	$67,000	$(2,797)	37,983,027	$38	$171,364	$120,361	$2,597
Issuance of additional shares pursuant to various stock plans			10,300		6
Stock-based compensation					27
Preferred stock cash dividends accrued (5%)						(837)
Accretion of preferred stock discount		238				(238)
Comprehensive income:
Net income						6,746		$6,746
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax							(164)	(164)
Change in unrealized gain on interest-only strips, net of tax							2	2
Change in unrealized gain (loss) on interest rate swaps, net of tax							(7)	(7)

Total comprehensive income (loss)								$6,577

BALANCE, MARCH 31, 2011	$67,000	$(2,559)	37,993,327	$38	$171,397	$126,032	$2,428

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,746	$(2,532)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, net of discount accretion	2,293	3,439
Stock-based compensation expense	27	48
Provision for loan losses	5,262	25,407
Valuation adjustment of OREO	27	157
Proceeds from sales of loans	11,695	4,102
Originations of loans held for sale	(20,326)	(2,207)
Deferred gain on transfer of assets	(1,474)	(325)
Net gains on sales of SBA and other loans	(1,160)	(43)
Net change in bank owned life insurance	(184)	(74)
Net gains on sales of securities available for sale	—	(6,296)
Net losses on sales of OREO	(2)	(15)
Net valuation losses on interest rate swaps	11	231
Change in accrued interest receivable	(83)	1,538
Change in deferred income taxes	2,391	(2,182)
Change in prepaid FDIC insurance	1,181	(50)
Change in other assets	628	1,087
Change in accrued interest payable	(97)	(2,604)
Change in other liabilities	2,774	5,172

Net cash provided by operating activities	9,709	24,853

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(14,680)	8,263
Proceeds from sales of securities available for sale	—	208,141
Proceeds from sales of OREO	422	666
Purchase of premises and equipment	(397)	(773)
Purchase of securities available for sale	(19,808)	—
Redemption of Federal Home Loan Bank stock	702	—
Proceeds from matured, called, or paiddown securities available for sale	34,359	62,479

Net cash provided by investing activities	598	278,776

(Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(16)	(152,398)
Net change in secured borrowings	3,550	4,050
Payment of cash dividends on Preferred Stock	(837)	(837)
Proceeds from FHLB borrowings	—	10,000
Repayment of FHLB borrowings	(50,000)	(10,000)
Issuance of additional stock pursuant to various stock plans	6	11
Tax effects on issuance of shares from stock plan	—	(17)

Net cash used in financing activities	(47,297)	(149,191)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,990)	154,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,331	125,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,341	$280,030

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,408	$16,022
Income taxes paid	$45	$714
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$1,574	$4,620
Transfer from loan receivables to loans held for sale	$2,496	$25,450
Investment securities paydowns pending future settlement	$—	$15,540

See accompanying notes to condensed consolidated financial statements (unaudited)

Nara Bancorp, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nara Bancorp, Inc.

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

On December 9, 2010, we entered into a definitive agreement to merge with Center Financial in an all stock transaction valued at $285.7 million, or approximately $7.16 per Center Financial share based on the closing price on December 8, 2010. As of May 4, 2011, the transaction was valued at $294.7 million, or approximately $7.38 per Center Financial share. The boards of directors of both companies each unanimously approved the Center Merger. While there can be no assurance as to the exact timing, or that the Center Merger will be completed at all, we are working to complete the Center Merger in the second half of 2011. The consummation of the Center Merger is subject to regulatory approval, the approval of the shareholders of both Nara Bancorp and Center Financial, and other customary closing conditions.

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

We cannot assure you that the Center Merger will be consummated as scheduled, or at all. See “Item 1.A. Risk Factors – Risks Relating to the Center Merger” included in our 2010 Annual Report on Form 10-K for a description of risks relating to the Center Merger.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at March 31, 2011 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K.

Recently Issued Not Yet Effective Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The 2007 Plan reserves 1,300,000 shares for issuance. 1,196,000 shares were available for future grants as of March 31, 2011.

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

For the three months ended March 31, 2011 and 2010, no stock options or restricted stock awards were granted.

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	533,250	$9.73
Granted	—	—
Exercised	(2,000)	5.75
Forfeited	—	—

Outstanding - March 31, 2011	531,250	$9.74	2.88	$787,000

Options exercisable - March 31, 2011	507,250	$9.79	2.64	$764,000
Unvested options expected to vest after March 31, 2011	24,000	$8.64	7.96	$24,000

The following is a summary of restricted and performance unit activity under the Plan for the three months ended March 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2011	36,200	$8.25
Granted	—	—
Vested	(8,200)	11.97
Forfeited	—	—

Outstanding - March 31, 2011	28,000	$7.15	8.90

The total fair value of performance units vested for the three months ending March 31, 2011 and 2010 was $79 thousand and $101 thousand, respectively.

The amount charged against income, before income tax benefit (provision) of $11 thousand and ($16 thousand), in relation to the stock-based payment arrangements was $27 thousand and $48 thousand for the three months ending March 31, 2011 and 2010, respectively. At March 31, 2011, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $171 thousand, and is expected to be recognized over a remaining weighted average vesting period of 2.5 years.

The estimated annual stock-based compensation as of March 31, 2011 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2011	$32
For the year ended December 31:
2012	44
2013	43
2014	37
2015	15

Total	$171

4.	Earnings Per Share (“EPS”)

Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2011 and 2010, stock options and restricted shares awards for approximately 150,000 shares and 1,059,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266 shares of common stock were also antidilutive and excluded for the three months ended March 31, 2010.

The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011			2010
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income (loss) as reported	$6,746			$(2,532)
Less: preferred stock dividends and accretion of preferred stock discount	(1,075)			(1,071)

Basic EPS - common stock	$5,671	37,987,345	$0.15	$(3,603)	37,828,587	$(0.10)

Effect of Dilutive Securities:
Stock Options		105,622			—
Common stock warrants		5,881			—

Diluted EPS - common stock	$5,671	38,098,848	$0.15	$(3,603)	37,828,587	$(0.10)

5.	Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$119,010	$867	$(939)	$118,938
GSE collateralized mortgage obligations	91,326	2,246	(156)	93,416
GSE mortgage-backed securities	282,605	4,541	(2,333)	284,813
Corporate note	4,477	—	(441)	4,036
Municipal bonds	5,258	68	(28)	5,298

Total debt securities	502,676	7,722	(3,897)	506,501
Mutual funds - GSE mortgage related securities	5,462	37	—	5,499

	$508,138	$7,759	$(3,897)	$512,000

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$125,429	$1,059	$(770)	$125,718
GSE collateralized mortgage obligations	101,312	2,146	(257)	103,201
GSE mortgage-backed securities	282,205	4,628	(1,999)	284,834
Corporate note	4,473	—	(765)	3,708
Municipal bonds	5,258	55	(31)	5,282

Total debt securities	518,677	7,888	(3,822)	522,743
Mutual funds - GSE mortgage related securities	5,462	57	—	5,519

	$524,139	$7,945	$(3,822)	$528,262

*	As of March 31, 2011 and December 31, 2010, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB and are all residential property-based investments.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended March 31,
	2011	2010
	(In thousands)
Proceeds	$—	$208,141
Gross gains	—	6,295
Gross losses	—	—

The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	347
Due after five years through ten years	1,652	1,671
Due after ten years	126,753	126,254
GSE collaterized mortgage obligations	91,326	93,416
GSE mortgage-backed securities	282,605	284,813
Mutual funds - GSE mortgage related securities	5,462	5,499

	$508,138	$512,000

Securities with carrying values of approximately $248.3 million and $270.3 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At March 31, 2011	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(In thousands)
GSE bonds	3	$43,966	$(939)	—	$—	$—	3	$43,966	$(939)
GSE collaterized mortgage obligations	1	6,102	(74)	1	14,382	(82)	2	20,484	(156)
GSE mortgage-backed securities	6	93,936	(2,333)	—	—	—	6	93,936	(2,333)
Corporate note	—	—	—	1	4,036	(441)	1	4,036	(441)
Municipal bonds	5	1,931	(28)	—	—	—	5	1,931	(28)

	15	$145,935	$(3,374)	2	$18,418	$(523)	17	$164,353	$(3,897)

At December 31, 2010	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(In thousands)
GSE bonds	4	$65,465	$(770)	—	$—	$—	4	$65,465	$(770)
GSE collaterized mortgage obligations	3	9,091	(187)	2	17,337	(70)	5	26,428	(257)
GSE mortgage-backed securities	7	99,555	(1,999)	—	—	—	7	99,555	(1,999)
Corporate note	—	—	—	1	3,708	(765)	1	3,708	(765)
Municipal bonds	5	1,929	(31)	—	—	—	5	1,929	(31)

	19	$176,040	$(2,987)	3	$21,045	$(835)	22	$197,085	$(3,822)

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

The corporate note at March 31, 2011 and December 31, 2010 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $441 thousand at March 31, 2011. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at March 31, 2011 and December 31, 2010 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the corporate note at March 31, 2011.

We consider the losses on our investments in an unrealized loss position at March 31, 2011 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2011	December 31, 2010
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,103	$2,263
Commercial & industrial	1,512,050	1,524,650
Construction	62,324	46,900

Total real estate loans	1,576,477	1,573,813
Commercial business	495,344	491,811
Trade finance	57,524	57,430
Consumer and other	12,635	13,268

Total loans outstanding	2,141,980	2,136,322
Less: deferred loan fees	(2,047)	(2,261)

Gross loans receivable	2,139,933	2,134,061
Less: allowance for loan losses	(63,340)	(62,320)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,076,593	2,071,741
Guaranteed portion of delinquent SBA loans	14,180	13,684

Loans receivable, net	$2,090,773	$2,085,425

Activity in the allowance for loan losses is as follows for the periods indicated:

	Three months ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of period	$62,320	$59,424
Provision for loan losses	5,262	25,407
Loans charged off	(5,310)	(21,057)
Recoveries of charge-offs	1,068	221

Balance, end of period	$63,340	$63,995

The activity in the allowance for loan losses by segment of loans for the year ended March 31, 2011 is as follows:

	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
Balance, beginning of year	$14	$32,884	$3,396	$24,930	$192	$635	$269	$62,320
Provision for loan losses	1	5,790	1,673	(1,705)	(22)	(206)	(269)	$5,262
Loans charged off	—	(2,389)	(693)	(2,113)	—	(115)	—	$(5,310)
Recoveries of charged offs	—	234	—	659	—	175	—	$1,068

Balance, end of year	$15	$36,519	$4,376	$21,771	$170	$489	$—	$63,340

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

Interest income on individually impaired loans was as follows:

	For the Three Months Ended March 31, 2011
	Interest income recognized during impairment	Cash-basis interest income recognized
	(In Thousands)
Real Estate - Commercial
Retail	$81	$81
Hotel & Motel	357	388
Gas Station & Car Wash	81	83
Mixed Use	18	23
Industrial & Warehouse	77	77
Other	101	103
Real Estate - Construction	28	23
Commercial Business	248	232

	$991	$1,010

For the Three Months Ended
March 31, 2010
(In Thousands)
Average of individually impaired loans during the period	$133,544
Interest income recognized during impairment	1,516
Cash-basis interest income received	1,516

Interest income recognized during impairment represents interest income earned on accruing impaired loans. Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.

The impaired loans at the periods indicated are set forth in the following table by class of loans.

	As of March 31, 2011			As of December 31, 2010
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
	Balance	Allowance	Balance	Balance	Allowance	Balance
	(In Thousands)			(In Thousands)
With Related Allowance:
Real Estate - Residential	$—	$—	$—	$—	$—	$—
Real Estate - Commercial
Retail	3,477	(1,401)	5,412	7,347	(1,518)	7,498
Hotel & Motel	16,155	(5,026)	10,752	5,349	(987)	11,439
Gas Station & Car Wash	3,533	(1,204)	3,338	3,142	(1,411)	8,844
Mixed Use	2,568	(54)	1,438	308	(53)	2,334
Industrial & Warehouse	4,003	(603)	5,771	7,539	(1,729)	2,453
Other	2,042	(171)	2,370	2,697	(448)	5,711
Real Estate - Construction	6,605	(2,192)	6,197	5,789	(1,686)	4,027
Commercial Business	25,799	(7,839)	30,880	35,961	(13,270)	29,753
Trade Finance	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	89

	$64,182	$(18,490)	$66,157	$68,132	$(21,102)	$72,148

With No Related Allowance
Real Estate - Residential	$—	$—	$—	$—	$—	$—
Real Estate - Commercial
Retail	6,818	—	7,973	9,127	—	10,100
Hotel & Motel	8,306	—	8,463	8,619	—	7,299
Gas Station & Car Wash	3,904	—	4,551	5,197	—	8,361
Mixed Use	3,063	—	3,362	3,660	—	4,635
Industrial & Warehouse	3,484	—	1,926	367		2,510
Other	11,551	—	14,541	17,530	—	10,853
Real Estate - Construction	3,633	—	4,051	4,469	—	2,481
Commercial Business	4,067	—	4,548	5,029	—	4,550
Trade Finance	460	—	465	469	—	287
Consumer and Other	170	—	129	88	—	18

	$45,456	$—	$50,006	$54,555	$—	$51,094

Total	$109,638	$(18,490)	$116,163	$122,687	$(21,102)	$123,242

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.0 million and $6.1 million and deferred loan fees on total loans are $(2.0 million) and $(2.3 million) at March 31, 2011 and December 31, 2010.

The following table provides the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans:

	As of March 31, 2011
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Commercial
Retail	$5,024	$—	$5,024
Hotel & Motel	2,930	—	2,930
Gas Station & Car Wash	2,181	—	2,181
Mixed Use	4,678	—	4,678
Industrial & Warehouse	3,546	—	3,546
Other	4,209	—	4,209
Construction	8,528	—	8,528

Total	31,096	—	31,096
Commercial business	15,005	—	15,005
Trade finance	460	—	460
Consumer and other	400	—	400

	$46,961	$—	$46,961

*	Adjustment to recorded investment is not deemed material to this presentation.

	As of December 31, 2010
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Commercial
Retail	$1,615	$—	$1,615
Hotel & Motel	1,187	—	1,187
Gas Station & Car Wash	3,054	—	3,054
Mixed Use	3,968	—	3,968
Industrial & Warehouse	3,690	—	3,690
Other	4,834	—	4,834
Construction	8,547	—	8,547

Total	26,895	—	26,895
Commercial business	15,991	—	15,991
Trade finance	469	—	469
Consumer and other	448	—	448

	$43,803	$—	$43,803

*	Adjustment to recorded investment is not deemed material to this presentation.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	As of March 31, 2011
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
		(In Thousands)
Real estate - Residential	$—	$—	$—	$—
Real estate - Commercial
Retail	1,960	2,485	5,024	9,469
Hotel & Motel	—	—	2,930	2,930
Gas Station & Car Wash	1,162	—	2,181	3,343
Mixed Use	845	—	4,678	5,523
Industrial & Warehouse	368	—	3,546	3,914
Other	380	—	4,209	4,589
Real estate - Construction	—	—	8,528	8,528
Commercial business	887	251	15,005	16,143
Trade finance	—	—	460	460
Consumer and other	16	5	400	421

	$5,618	$2,741	$46,961	$55,320

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.0 million and deferred loan fees on total loans are $(2.0 million) at March 31, 2011.

	As of December 31, 2010
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
		(In Thousands)
Real estate - Residential	$46	$—	$—	$46
Real estate - Commercial
Retail	950	188	1,615	2,753
Hotel & Motel	455	—	1,187	1,642
Gas Station & Car Wash	—	—	3,054	3,054
Mixed Use	401	—	3,968	4,369
Industrial & Warehouse	133	239	3,690	4,062
Other	302	—	4,834	5,136
Real estate - Construction	—	—	8,547	8,547
Commercial business	684	855	15,991	17,530
Trade finance	—	—	469	469
Consumer and other	41	2	448	491

	$3,012	$1,284	$43,803	$48,099

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and deferred loan fees on total loans are $(2.3 million) at December 31, 2010.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass-rated loans. The risk category of loans by class of loans is as follows:

	As of March 31, 2011
	Special Mention	Substandard	Doubtful	Total
Real estate - Residential	$—	$43		$43
Real estate - Commercial
Retail	5,693	21,828	—	27,521
Hotel & Motel	2,477	26,599	—	29,076
Gas Station & Car Wash	4,173	8,015	—	12,188
Mixed Use	400	7,064	—	7,464
Industrial & Warehouse	381	8,673	—	9,054
Other	1,424	18,767		20,191
Real estate - Construction	—	10,238	—	10,238
Commercial business	3,472	39,624	5,057	48,153
Trade finance	2,902	460	—	3,362
Consumer and other	350	880	—	1,230

Total Watch List Loans	$21,272	$142,191	$5,057	$168,520

	As of December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Real estate - Residential	$—	$46		$46
Real estate - Commercial
Retail	1,948	18,898	—	20,846
Hotel & Motel	10,896	15,490	—	26,386
Gas Station & Car Wash	8,798	8,923	—	17,721
Mixed Use	364	5,887	—	6,251
Industrial & Warehouse	385	8,871	—	9,256
Other	1,865	21,431		23,296
Real estate - Construction	—	10,257	—	10,257
Commercial business	4,182	45,054	260	49,496
Trade finance	305	469	—	774
Consumer and other	830	448	—	1,278

Total Watch List Loans	$29,573	$135,774	$260	$165,607

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools. The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $24.5 million at March 31, 2011, compared to $23.9 million at December 31, 2010.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the seven possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio or individual specific reserve allocations by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

The qualitative loan loss allowance on the loan portfolio was $20.4 million at March 31, 2011 compared to $17.0 million at December 31, 2010.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuations: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment at the date that the loan become impaired. The appraisals are based on “as is” valuation. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from qualified independent appraisers. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.

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

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for potential impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans over $2 million that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded the scope to include all loans over $1 million. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process. Effective March 31, 2011, we implemented a higher-level, preliminary non-impairment test, that is applied to loans that are graded Substandard, but are not TDRs and are on accrual. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the original LTV is below 100%. If the loan meets all of these criteria, it is not considered as impaired and is subject to a general loan loss allowance for non-impaired loans. Impaired loans at March 31, 2011, were $109.6 million, a decrease from $122.7 million at December 31, 2010.

This decrease in impaired loans is due primarily to eight loans totaling $15.8 million returning to non-impaired status based on a review of the current financial information and payment performance.

The following table presents the recorded investment in loans by portfolio segment and impairment status at March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$—	$68,904	$10,238	$29,866	$460	$170	$109,638
Specific allowance	$—	$8,459	$2,192	$7,839	$—	$—	$18,490
Loss coverage ratio	0.00%	12.28%	21.41%	26.25%	0.00%	0.00%	16.86%

Non-impaired loans	$2,103	$1,443,146	$52,086	$465,478	$57,064	$12,465	$2,032,342
General allowance	$15	$28,060	$2,184	$13,932	$170	$489	$44,850
Loss coverage ratio	0.71%	1.94%	4.19%	2.99%	0.30%	3.92%	2.21%

Total loans (1)	$2,103	$1,512,050	$62,324	$495,344	$57,524	$12,635	$2,141,980
Total allowance for loan loss	$15	$36,519	$4,376	$21,771	$170	$489	$63,340
Loss coverage ratio	0.71%	2.42%	7.02%	4.40%	0.30%	3.87%	2.96%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.0 million and deferred loan fees on total loans are $(2.0 million) at March 31, 2011.

	As of December 31, 2010
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$—	$70,882	$10,258	$40,990	$469	$88	$122,687
Specific allowance	$—	$6,145	$1,686	$13,271	$—	$—	$21,102
Loss coverage ratio	0%	8.67%	16.44%	32.38%	0.00%	0.00%	17.20%

Non-impaired loans	$2,263	$1,453,768	$36,642	$450,821	$56,961	$13,180	$2,013,635
General allowance	$14	$26,740	$1,710	$11,659	$192	$903	$41,218
Loss coverage ratio	0.62%	1.84%	4.67%	2.59%	0.34%	6.85%	2.05%

Total loans (1)	$2,263	$1,524,650	$46,900	$491,811	$57,430	$13,268	$2,136,322
Total allowance for loan loss	$14	$32,885	$3,396	$24,930	$192	$903	$62,320
Loss coverage ratio	0.62%	2.16%	7.24%	5.07%	0.33%	6.81%	2.92%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and deferred loan fees on total loans are $(2.3 million) at December 31, 2010.

Under certain circumstances, we will provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At March 31, 2011, total modified loans were $47.4 million, compared to $55.6 million at December 31, 2010. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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

A summary of TDRs on accrual by type of concession as of March 31, 2011 and December 31, 2010 is presented below:

	As of March 31, 2011			As of December 31, 2010
(In Thousands)	Real estate - Commercial	Commercial Business	Total	Real estate - Commercial	Commercial Business	Total
Payment concession	$1,866	$2,177	$4,043	$975	$8,744	$9,719
Maturity / Amortization concession	10,319	4,902	15,221	4,968	7,144	12,112
Rate concession	9,443	712	10,155	12,250	1,022	13,272

	$21,628	$7,791	$29,419	$18,193	$16,910	$35,103

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at March 31, 2011 were comprised of 11 commercial real estate loans totaling $21.6 million and 25 commercial business loans totaling $7.8 million. TDRs on accrual status at December 31, 2010 were comprised of 17 commercial real estate loans totaling $18.2 million and 43 commercial business loans totaling $16.9 million. We expect that the TDRs on accrual status as of March 31, 2011, which are all performing in accordance with their restructured terms to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs with sustained performance may be reclassified as non-TDRs after each year end.

We have allocated $9.6 million and $15.8 million of specific reserves to TDRs as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, we did not have any outstanding commitments to extend additional funds to these borrowers.

7.	Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $592.4 million at March 31, 2011. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB-SF equal to at least 100% of outstanding advances.

At March 31, 2011 and December 31, 2010, real estate secured loans with a carrying amount of approximately $1.1 billion were pledged as collateral for borrowings from the FHLB-SF. At March 31, 2011 and December 31, 2010, other than FHLB-SF stock, no securities were pledged as collateral for borrowings from the FHLB-SF.

At March 31, 2011 and December 31, 2010, FHLB-SF borrowings were $300 million and $350 million, had a weighted average interest rate of 3.19% and 3.18%, respectively, and had various maturities through September 2016. At March 31, 2011 and December 31, 2010, advances with various put dates and strike prices were $150 million. The cost of FHLB borrowings as of March 31, 2011 ranged between 0.68% and 4.57%. At March 31, 2011, the Company had a remaining borrowing capacity of $292.0 million.

At March 31, 2011, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$26,000	$176,000
Due after one year through five years	269,000	119,000
Due after five years through ten years	5,000	5,000

	$300,000	$300,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 96% of the fair value of the securities that we pledge and up to 63% of the outstanding principal balance of the qualifying loans that we pledge. At March 31, 2011, the outstanding principal balance of the qualifying loans was $394.0 million. As of March 31, 2011 and December 31, 2010, no borrowing was outstanding against the line.

Secured borrowings of $15.3 and $11.8 million at March 31, 2011 and December 31, 2010, respectively, represent the sold portion of SBA loans sold with 90 days recourse clause. Recognition of these sales is required to be deferred until the end of the 90 day recourse period.

8.	Subordinated Debentures

At March 31, 2011, five wholly-owned subsidiary grantor trusts that were established by Nara Bancorp at various times had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures for such securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption of the Debentures as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and the related Debentures at March 31, 2011:

		(Dollars in Thousands)
		Trust	Subordinated
	Issuance	Preferred	Debentures			Rate at	Maturity
Issuance Trust	Date	Security Amount	Amount	Rate Type	Initial Rate	3/31/11	Date
Nara Bancorp Capital Trust I	03/28/2001	$10,000	$10,400	Fixed	N/A	10.18%	06/08/2031
Nara Capital Trust III	06/05/2003	5,000	5,155	Variable	4.44%	3.46%	06/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.15%	01/07/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.26%	12/17/2033
Nara Statutory Trust VI	03/22/2007	8,000	8,248	Variable	7.00%	1.96%	06/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at March 31, 2011 and December 31, 2010 is included in other assets. Although the securities issued by of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.4 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2011, all of the $38 million of the trusts’ securities qualified as Tier 1 capital along with the $64.4 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at March 31, 2011, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred securities in Tier 1 capital.

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

Under the interest rate swap agreements that the Company had entered into as of December 31, 2007, the Company received a fixed rate and paid a floating rate. The interest rate swaps qualified as cash flow hedges for accounting purposes, and effectively fixed the interest rate received on the variable rate loans indexed to Prime as of December 31, 2007. As of December 31, 2007, the amounts in accumulated other comprehensive income (loss)

associated with these cash flow hedges totaled a gain of $122 thousand (net of tax of $73 thousand). During January 2008, the Company terminated the $50 million of these interest rate swaps that were outstanding at December 31, 2007. The gain of $247 thousand, net of tax, on termination of the swaps is being amortized into income over the remaining life of the swaps. $7 thousand, net of tax of $4 thousand, was recognized into income during the first quarter of 2011.

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At March 31, 2011, the aggregate fair value of the outstanding interest rate caps was $145 thousand, and we recognized mark-to-market losses on valuation of $22 thousand for the first quarter ended March 31, 2011.

At March 31, 2011, summary information about these interest-rate caps is as follows:

Notional amounts	$100.0 million
Weighted average pay rates	N/A
Weighted average receive rates	N/A
Weighted average maturity	1.18 years
Fair value of combined interest rate caps	$145 thousand

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	March 31, 2011		December 31, 2010
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$145	Other Assets	$167

Total derivatives not designated as hedging instruments		$145		$167

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2011 and 2010 are as follows:

		March 31, 2011	March 31, 2010
		(In thousands)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(22)	$(241)

Total		$(22)	$(241)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

10.	Business Segments

Our management utilizes an internal reporting system to measure the performance of our various operating segments. We have identified three principal operating segments for the purposes of management reporting: banking operations, trade finance services (“TFS”) and small business administration (“SBA”) lending services. Information related to our remaining centralized functions and eliminations of inter-segment amounts has been aggregated and included in banking operations. Although all three operating segments offer financial products and services, they are managed separately based on each segment’s strategic focus. The banking operations segment focuses primarily on commercial and consumer lending and deposit operations throughout our branch network. The TFS segment focuses primarily on allowing our import/export customers to handle their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing. The TFS business segment also originates loan products, such as trade finance loans, commercial business loans and other loans. The SBA segment primarily provides our customers with access to the U.S. SBA guaranteed lending program. The SBA segment also makes commercial real estate and commercial business loans, which are not under the SBA guarantee program.

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended March 31, 2011 and 2010.

Three Months Ended March 31,
(Dollars in thousands)	Business Segment
2011	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$25,044	$1,894	$1,945	$28,883
Less provision for loan losses	(207)	2,047	3,422	5,262
Non-interest income	2,291	591	1,628	4,510

Net revenue	27,542	438	151	28,131
Non-interest expense	15,541	516	638	16,695

Income (loss) before income taxes	$12,001	$(78)	$(487)	$11,436

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,424,122	$226,601	$275,420	$2,926,143

2010	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$20,746	$2,020	$2,477	$25,243
Less provision for loan losses	19,842	2,994	2,571	25,407
Non-interest income	8,312	557	515	9,384

Net revenue	9,216	(417)	421	9,220
Non-interest expense	13,246	473	465	14,184

Income (loss) before income taxes	$(4,030)	$(890)	$(44)	$(4,964)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,549,346	$234,160	$295,514	$3,079,020

The SBA business segment primarily originates for sale and services SBA loans. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at March 31, 2011 and 2010 included SBA loans (principally, the unguaranteed portion) of $110.3 million and $104.0 million; commercial real estate loans of $118.2 million and $165.7 million; and commercial business loans of $16.2 million and $14.7 million, respectively.

11.	Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. We had total unrecognized tax benefits of $214 thousand at March 31, 2011 and $202 thousand at December 31, 2010 that related primarily to uncertainties related to income taxes for the California Enterprise Zone loan interest deductions taken in prior years. The amount of unrecognized tax benefits increased slightly due to the uncertainties related to income taxes for the California Enterprise Zone loan interest deductions added in 2011. Our Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under audit by the California Franchise Tax Board for the years 2007 and 2008. We do not anticipate any material changes as a result of the examinations.

We recognize interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties of approximately $26 thousand and $23 thousand at March 31, 2011 and December 31, 2010, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$118,938	$—	$118,938	$—
GSE collateralized mortgage obligations	93,416	—	93,416	—
GSE mortgage-backed securities	284,813	—	284,813	—
Corporate note	4,036	—	4,036	—
Municipal bonds	5,298	—	5,298	—
Mutual funds	5,499	5,499	—	—
Derivatives - Interest rate caps	145	—	145	—

There were no significant transfers between Level 1, 2 and 3 during the quarter ended March 31, 2011

		Fair Value Measurements Using
	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$125,718	$—	$125,718	$—
GSE collateralized mortgage obligations	103,201	—	103,201	—
GSE mortgage-backed securities	284,834	—	284,834	—
Corporate note	3,708	—	3,708	—
Municipal bonds	5,258	—	5,258	—
Mutual funds	5,519	5,519	—	—
Derivatives - Interest rate caps	167	—	167	—

Fair value adjustments for interest rate caps resulted in a net expense of $22 thousand for the three months ended March 31, 2011 and $901 thousand for the year ended December 31, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$39,885	$—	$—	$39,885
Commercial business	1,741			1,741
Loans held for sale, net	575	—	575	—
Other real estate owned	1,641	—	—	1,641

		Fair Value Measurements at Using
	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$35,009			$35,009
Commercial business	6,611			6,611
Loans held for sale, net	3,225	—	3,225	—
Other real estate owned	675	—	—	675

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a carrying amount of $80.3 million at March 31, 2011, after partial charge-offs of $12.2 million. In addition, these loans had a specific valuation allowance of $10.3 million at March 31, 2011. Of this $80.3 million, $52.0 million were carried at their fair value of $41.6 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $28.3 million were carried at cost at March 31, 2011, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $29.3 million at March 31, 2011 which are measured based on the present value of expected future cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $27.0 million were carried below cost as a result of charge-offs or assigned specific reserves of $12.2 million at March 31, 2011. The remaining $2.3 million of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances for the three months ended March 31, 2011 on impaired loans carried at the fair value of loan collateral at March 31, 2011 resulted in additional provisions for loan losses of $7.2 million.

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a loan principal balance of $94.6 million at December 31, 2010, after partial charge-offs of $20.0 million. In addition, these loans had a specific valuation allowance of $11.2 million at December 31, 2010. Of this $94.6 million, $52.8 million were carried at their fair value of $41.6 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $41.8 million were carried at cost at December 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $28.1 million at December 31, 2010 which are measured based on the present value of expected cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $27.8 million were carried below cost as a result of charge-offs or assigned specific reserves of $9.9 million at December 31, 2010. The remaining $231 thousand of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at the fair value of loan collateral at December 31, 2010 resulted in additional provision for loan losses of $ 43.2 million.

Loans held for sale, which were carried at their fair value, approximated $575 thousand, after partial charge-offs of $60 thousand. The charges-offs on loans held for sale were $217 thousand for the three months ended March 31, 2011.

Loans held for sale, which were carried at their fair value, approximated $3.2 million, after partial charge-offs of $1.3 million and a valuation allowance of $100 thousand. Total charge-offs on loans held for sale were $33.8 million during 2010.

Other real estate owned carried at its fair value had a carrying amount of $1.6 million at March 31, 2011, which is made up of an outstanding balance of $3.4 million, with a valuation allowance of $1.8 million. Changes in the valuation allowance on other real estate owned outstanding at March 31, 2011 resulted in a write-down of $27 thousand for the three months ended March 31, 2011.

Other real estate owned carried at its fair value had a carrying amount of $675 thousand at December 31, 2010, which is made up of an outstanding balance of $1.1 million, with a valuation allowance of $439 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2010 resulted in a write-down of $2.2 million during 2010.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$135,341	$135,341
Loans held for sale	40,113	43,101
Loans receivable—net	2,049,147	2,083,692
Federal Reserve Bank stock	6,367	N/A
Federal Home Loan Bank stock	17,015	N/A
Accrued interest receivable	8,731	8,731
Customers’ liabilities on acceptances	12,358	12,358

Financial Liabilities:
Noninterest-bearing deposits	$(402,579)	$(402,579)
Saving and other interest bearing demand deposits	(818,301)	(818,301)
Time deposits	(955,216)	(959,466)
Borrowings from Federal Home Loan Bank	(300,000)	(312,874)
Subordinated debentures	(39,268)	(39,392)
Secured borrowing	(15,308)	(15,308)
Accrued interest payable	(4,733)	(4,733)
Bank’s liabilities on acceptances outstanding	(12,358)	(12,358)

	December 31, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$172,331	$172,331
Loans held for sale	23,702	25,364
Loans receivable—net	2,043,806	2,076,384
Federal Reserve Bank stock	6,367	N/A
Federal Home Loan Bank stock	17,717	N/A
Accrued interest receivable	8,648	8,648
Customers’ liabilities on acceptances	11,528	11,528

Financial Liabilities:
Noninterest-bearing deposits	$(388,731)	$(388,731)
Saving and other interest bearing demand deposits	(814,848)	(814,848)
Time deposits	(972,535)	(977,762)
Borrowings from Federal Home Loan Bank	(350,000)	(365,167)
Subordinated debentures	(39,268)	(39,649)
Secured borrowing	(11,758)	(11,758)
Accrued interest payable	(4,830)	(4,830)
Bank’s liabilities on acceptances outstanding	(11,528)	(11,528)

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

13.	Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$6,746	$(2,532)

Unrealized holding gains on securities available-for sale and interest only strips	(257)	4,898
Reclassification adjustments for gains realized in income	—	(6,296)

Net unrealized gain	(257)	(1,398)
Tax expense (benefit)	(95)	(578)

Net of tax amount	$(162)	$(820)

Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	$(11)	$(11)

Net unrealized loss	(11)	(11)
Tax benefit	(4)	(4)

Net of tax amount	$(7)	$(7)

Total other comprehensive income	$(169)	$(827)

Comprehensive income (loss)	$6,577	$(3,359)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2011:
Total capital (to risk-weighted assets):
Company	$405,398	17.7%	$182,821	8.0%	N/A	N/A
Bank	$395,599	17.3%	$182,611	8.0%	$228,264	10.0%
Tier I capital (to risk-weighted assets):
Company	$376,383	16.5%	$91,411	4.0%	N/A	N/A
Bank	$366,616	16.1%	$91,305	4.0%	$136,958	6.0%
Tier I capital (to average assets):
Company	$376,383	12.9%	$116,503	4.0%	N/A	N/A
Bank	$366,616	12.6%	$116,432	4.0%	$145,540	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total capital (to risk-weighted assets):
Company	$403,298	17.7%	$182,389	8.0%	N/A	N/A
Bank	$393,292	17.3%	$182,065	8.0%	$227,581	10.0%
Tier I capital (to risk-weighted assets):
Company	$374,353	16.4%	$91,194	4.0%	N/A	N/A
Bank	$364,397	16.0%	$91,032	4.0%	$136,549	6.0%
Tier I capital (to average assets):
Company	$374,353	12.6%	$118,718	4.0%	N/A	N/A
Bank	$364,397	12.3%	$118,742	4.0%	$148,427	5.0%

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

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$37,194	$38,661
Interest expense	8,311	13,418

Net interest income	28,883	25,243
Provision for loan losses	5,262	25,407

Net interest income after provision for loan losses	23,621	(164)
Non-interest income	4,510	9,384
Non-interest expense	16,695	14,184

Income (loss) before income tax expense (benefit)	11,436	(4,964)
Income tax expense (benefit)	4,690	(2,432)

Net income (loss)	$6,746	$(2,532)

Dividends and discount accretion on preferred stock	$(1,075)	$(1,071)

Net income (loss) available to common stockholders	$5,671	$(3,603)

Per Share Data:
Earnings (loss) per common share - basic	$0.15	$(0.10)
Earnings (loss) per common share - diluted	$0.15	$(0.10)
Book value (period end, excluding preferred stock and warrants)	$7.83	$7.87
Common shares outstanding	37,993,327	37,835,407
Weighted average shares - basic	37,987,345	37,828,587
Weighted average shares - diluted	38,098,848	37,828,587

Statement of Financial Condition Data - at Period End:
Assets	$2,926,143	$3,079,020
Securities available for sale	512,000	498,801
Gross loans, net of deferred loan fees and costs * (excludes loans held for sale)	2,139,933	2,147,493
Deposits	2,176,098	2,281,792
Federal Home Loan Bank borrowings	300,000	350,000
Subordinated debentures	39,268	39,268
Stockholders’ equity	364,336	363,821

	At or for the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,936,114	$3,176,343
Securities available for sale	526,341	662,023
Gross loans, including loans held for sale *	2,167,739	2,200,488
Deposits	2,158,100	2,374,515
Stockholders’ equity	363,166	372,363
Selected Performance Ratios:
Return on average assets (1) (7)	0.92%	-0.32%
Return on average stockholders’ equity (1) (7)	7.43%	-2.72%
Non-interest expense to average assets (1)	2.27%	1.79%
Efficiency ratio (2)	50.00%	40.96%
Net interest margin (3) *	4.13%	3.35%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.92%	12.49%
Tier 1 risk-based capital ratio	16.47%	17.10%
Total risk-based capital ratio	17.74%	18.37%
Tangible common equity ratio (8)	10.08%	9.58%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.96%	2.98%
Allowance for loan losses to non-performing loans	134.88%	101.21%
Total non-performing loans to gross loans	2.19%	2.94%
Total non-performing assets to total assets (6)	2.70%	4.36%

*	Excludes the guaranteed portion of delinquent SBA loans
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10%

total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 or more and still accruing interest, other real estate owned, and restructured loans.

(7)	Based on net loss before effect of dividends and discount accretion on preferred stock
(8)	Excludes TARP preferred stock, net of discount, of $64.4 million and $63.5 million and stock warrants of $2.4 million and $2.4 million at March 31, 2011 and 2010, respectively.

Results of Operations

Overview

Our total assets decreased $37.2 million, or 1%, to $2.93 billion at March 31, 2011, from $2.96 billion at December 31, 2010. Gross loans receivable were unchanged at $2.15 billion at March 31, 2011 and December 31, 2010. Our deposits were also unchanged at $2.18 billion at March 31, 2011 and December 31, 2010. Time deposits decreased by $17 million while non-interest bearing demand deposit accounts increased by $14 million.

Our net income available to common stockholders for the three months ended March 31, 2011 was $5.7 million, or $0.15 per diluted share, compared to net loss available to common stockholders of ($3.6) million, or ($0.10) per diluted share, for the same period of 2010, representing an increase in net income of $9.3 million, or 257%. The improvement in results of operations is primarily due to a decrease in the provision for loan losses.

The annualized income (loss) on average assets was 0.92% for the first quarter of 2011, compared to (0.32%) for the same period of 2010. The annualized income (loss) on average equity was 7.43% for the first quarter of 2011, compared to (2.72%) for the same period of 2010. The efficiency ratio was 50.00% for the first quarter of 2011, compared to 40.96% for the same period of 2010.

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

Net interest income before provision for loan losses was $28.9 million for the first quarter of 2011, an increase of $3.7 million, or 14%, compared to $25.2 million for the same period of 2010. The increase is primarily due to an improved net interest margin. The net interest margin improved to 4.13% for the first quarter 2011, compared to 3.35% for the same period of 2010. The improvement in the net interest margin was primarily caused by the downward repricing of our interest bearing liabilities.

Interest income for the first quarter of 2011 was $37.2 million compared to $38.7 million for the same period of 2010. Interest income decreased $1.5 million due to a decrease in the volume of average interest-earning assets, which was offset by an increase in the average yield earning on average interest-earning assets of $126 thousand.

Interest expense for the first quarter of 2011 was $8.3 million, a decrease of $5.1 million, or 38%, compared to interest expense of $13.4 million for the same quarter of 2010. The decrease was primarily the result of a $3.4 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $1.7 million decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net Interest Margin

During the first quarter 2011, our net interest margin increased 78 basis points to 4.13% from 3.35% for the same quarter of last year. The weighted average yield on the loan portfolio for the first quarter 2011 slightly increased by 4 basis points to 6.19% from 6.15% for the same quarter of last year, which was mainly due to a decrease of $688 thousand in reversal of interest on non-accrual loans.

The weighted average yield on our investment securities available for sale for the first quarter 2011 decreased 8 basis points to 2.99% from 3.07% for the same quarter 2010. The decrease in the average yield on investment securities was due to the sale of investment securities totaling $201.8 million with an average yield of 4.89% during the year ended 2010, which was replaced by new investment securities with lower yield than the weighted average yield of the portfolio as a result of decrease in market interest rates.

The weighted average cost of deposits for the first quarter of 2011 decreased 74 basis points to 0.96% from 1.70% for the same quarter last year. The cost of time deposits decreased 102 basis points to 1.25% from 2.27%, accounting for a substantial portion of the decrease. The decrease was primarily due to the decrease in the rates paid on certificates of deposits upon renewal and on money market accounts as a result of the decline in market interest rates.

The weighted average cost of FHLB advances for first quarter of 2011 decreased 25 basis points to 3.21% compared to 3.46% for first quarter 2010, as matured advances with higher rates were either refinanced at lower rates or allowed to expire.

Following are selected weighted average data on a spot rate basis at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Weighted average loan portfolio yield (excluding discounts)	5.88%	5.94%
Weighted average securities available-for-sale portfolio yield	3.15%	2.95%
Weighted average cost of deposits	0.95%	1.42%
Weighted average cost of total interest-bearing deposits	1.17%	1.70%
Weighted average cost of FHLB advances	3.19%	3.42%
Net interest margin	4.00%	3.34%

Prepayment penalty income for the first quarter of 2011 and 2010 was $229 thousand and $173 thousand, respectively. Non-accrual interest income reversed was $100 thousand and $788 thousand for the first quarter of 2011 and 2010, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the first quarter 2011 and 2010 would have been as 4.11% and 3.43%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,167,739	$33,085	6.19%	$2,200,488	$33,348	6.15%
Securities available for sale (3)	526,341	3,930	2.99%	662,023	5,088	3.07%
FRB and FHLB stock and other investments	137,094	179	0.52%	166,191	183	0.44%
Federal funds sold	—	—	N/A	20,000	42	0.83%

Total interest earning assets	$2,831,174	$37,194	5.32%	$3,048,702	$38,661	5.13%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$680,254	$1,464	0.87%	$504,666	$1,288	1.04%
Savings	126,661	709	2.27%	134,441	805	2.43%
Time deposits:
$100,000 or more	321,708	455	0.57%	903,466	4,961	2.23%
Other	640,549	2,502	1.58%	500,067	2,893	2.35%

Total time deposits	962,257	2,957	1.25%	1,403,533	7,854	2.27%

Total interest bearing deposits	1,769,172	5,130	1.18%	2,042,640	9,947	1.97%

FHLB advances	324,611	2,572	3.21%	350,000	2,984	3.46%
Other borrowings	55,088	608	4.42%	39,767	487	4.90%

Total interest bearing liabilities	2,148,871	$8,310	1.57%	2,432,407	$13,418	2.24%

Non-interest bearing demand deposits	388,928			331,875

Total funding liabilities / cost of funds	$2,537,799		1.33%	$2,764,282		1.97%

Net interest income/net interest spread		$28,884	3.75%		$25,243	2.90%

Net interest margin			4.13%			3.35%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			4.14%			3.45%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			4.11%			3.43%

Cost of deposits:
Non-interest demand deposits	$388,928	$—		$331,875	$—
Interest bearing deposits	1,769,172	5,130	1.18%	2,042,640	9,947	1.97%

Total deposits	$2,158,100	$5,130	0.96%	$2,374,515	$9,947	1.70%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $100 thousand and $788 thousand for the three months ended March 31, 2011 and 2010, respectively.
(5)	Loan prepayment fee income excluded was $229 thousand and $173 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

	Three months ended March 31, 2011 over March 31, 2010
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$(263)	$236	$(499)
Interest on securities	(1,158)	(141)	(1,017)
Interest on other investments	(4)	31	(35)
Interest on federal funds sold	(42)	—	(42)

Total interest income	$(1,467)	$126	$(1,593)

INTEREST EXPENSE:
Interest on demand deposits	$176	$(224)	$400
Interest on savings	(96)	(51)	(45)
Interest on time deposits	(4,897)	(2,885)	(2,012)
Interest on FHLB borrowings	(412)	(203)	(209)
Interest on other borrowings	121	(52)	173

Total interest expense	$(5,108)	$(3,415)	$(1,693)

Net Interest Income	$3,641	$3,541	$100

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

The provision for loan losses for the first quarter of 2011 was $5.3 million, a decrease of $20.1 million, or 79%, from $25.4 million for the same period last year. The decrease is primarily due to lower charge-offs for the three most recent quarters resulting in lower historical loss rates that are used to calculate general reserve requirements. Net charge-offs decreased to $4.2 million for the three months ended March 31, 2011, compared to $20.8 million for the same period last year.

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

Non-interest income for the first quarter of 2011 was $4.5 million, compared to $9.4 million for the same quarter of 2010, a decrease of $4.9 million, or 52%. The decrease was primarily due to a decrease of $6.3 million in net gains on sales of securities available-for sale offset by an increase of $1.1 million in net gains on sales of loans. A total of $201.8 million in available-for-sale GSE investment securities were sold in the first quarter of 2010 as part of the rebalancing of the duration and mix of our investment securities portfolio. No securities were sold during the first quarter of 2011. Net gains on sale of SBA loans were $1.2 million for the first quarter of 2011, an increase of $1.1 million from $43 thousand for the same quarter of 2010. The increase reflected a significant improvement in the secondary market for SBA loans, as well as, the impact of the requirement of deferral of gain recognition, which became effective beginning of 2010.

The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended March,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,497	$1,619	$(122)	-7.5%
International service fees	570	539	31	5.8%
Loan servicing fees, net	463	457	6	1.3%
Wire transfer fees	322	293	29	9.9%
Other income and fees	507	353	154	43.6%
Net gains on sales of SBA loans	1,160	43	1,117	2597.7%
Net gains on sales securities available for sale	—	6,296	(6,296)	-100.0%
Net valuation losses on interest rate contracts	(11)	(231)	220	95.2%
Net gains (losses) on sale of OREO	2	15	(13)	-86.7%

Total non-interest income	$4,510	$9,384	$(4,874)	-51.9%

Non-interest Expense

Non-interest expense for the first quarter of 2011 was $16.7 million, an increase of $2.5 million, or 18%, compared to $14.2 million for the same quarter of 2010. The increase was primarily due to increases in salaries and benefits expense and other expense. Salaries and benefits expense increased $1.6 million, or 28%, to $7.1 million for the first quarter of 2011, compared to $5.6 million for the same quarter of 2010. The increase is due to an increase in the number of full-time equivalent (FTE) employees, which increased to 376 at March 31, 2011 from 338 at March 31, 2010, an increase of $210 thousand in vacation accrual, an increase of $99 thousand in group insurance expense due to the increase in premium and an increase of $136 thousand in 401(k) plan contributions as the Company reinstated the company matching effective January 1, 2011. The increase in FTE employees was due to a number of factors including the opening of two new branches in our Eastern Region, the addition of business development and servicing staff and increasing our staffing in Information Technology and Risk Management. The increase in other expense was primarily due to merger related expenses such as investment banking and legal fees of $511 thousand.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,154	$5,593	$1,561	27.9%
Occupancy	2,437	2,427	10	0.4%
Furniture and equipment	935	778	157	20.2%
Advertising and marketing	579	459	120	26.1%
Data processing and communications	983	933	50	5.4%
Professional fees	709	702	7	1.0%
FDIC assessment	1,289	1,367	(78)	-5.7%
Credit related expenses	744	563	181	32.1%
Other	1,865	1,362	503	36.9%

Total non-interest expense	$16,695	$14,184	$2,511	17.7%

Provision for Income Taxes

Income tax expense (benefit) was $4.7 million and ($2.4) million for the first quarter ended March 31, 2011 and 2010, respectively. The effective income tax rate for the quarters ended March 31, 2011 and 2010 was 41.0% and 49.0%, respectively. The higher effective benefit tax rate for the first quarter of 2010 compared to the statutory tax rate was primarily due to the impact of state taxes and tax credits in a loss year.

Financial Condition

At March 31, 2011, our total assets were $2.93 billion, a decrease of $37.2 million, or 1%, from $2.96 billion at December 31, 2010.

Investment Securities Portfolio

As of March 31, 2011, we had $512.0 million in available-for-sale securities, compared to $528.3 million of such securities at December 31, 2010. The net unrealized gain on the available-for sale securities at March 31, 2011 was $3.9 million, compared to a net unrealized gain on such securities of $4.1 million at December 31, 2010.

Loan Portfolio

As of March 31, 2011, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale and the guaranteed portion of delinquent SBA loans, decreased by $5.9 million, to $2.14 billion from $2.13 billion at December 31, 2010. New loan production during the three months ended March 31, 2011 was $88.1 million, compared to $48.6 million during the same period of 2010.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
		(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,103	0%	$2,263	0%
Commercial & industrial	1,512,050	70%	1,524,650	70%
Construction	62,324	3%	46,900	2%

Total real estate loans	1,576,477	73%	1,573,813	72%
Commercial business	495,344	23%	491,811	23%
Trade finance	57,524	3%	57,430	4%
Consumer and other	12,635	1%	13,268	1%

Total loans outstanding	2,141,980	100%	2,136,322	100%

Less: deferred loan fees	(2,047)		(2,261)

Gross loans receivable	2,139,933		2,134,061
Less: allowance for loan losses	(63,340)		(62,320)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,076,593		2,071,741
Guaranteed portion of delinquent SBA loans	14,180		13,684

Loans receivable, net	$2,090,773		$2,085,425

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $43.7 million at March 31, 2011 and $48.1 million at December 31, 2010 and SBA loans included in commercial and industrial real estate loans were $66.4 million at March 31, 2011 and $57.5 million at December 31, 2010.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Loan commitments	$206,467	$205,752
Standby letters of credit	18,313	9,777
Other commercial letters of credit	37,326	30,180

	$262,106	$245,709

Non-performing Assets

Nonperforming assets, which include non-accrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and other real estate owned, were $79.1 million at March 31, 2011, compared to $80.5 million at December 31, 2010. Restructured loans as defined by FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”, decreased to $29.4 million at March 31, 2011, compared to $35.1 million at December 31, 2010, resulting from a number of borrowers demonstrating payment performance for a minimum of six months. The ratio of nonperforming assets to gross loans plus OREO was 3.69% and 3.77% at March 31, 2011 and December 31, 2010, respectively.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$46,961	$43,803
Loans past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	46,961	43,803
Other real estate owned	2,708	1,581
Restructured loans	29,419	35,103

Total Nonperforming Assets	$79,088	$80,487

Nonperforming loans to total gross loans*, excluding loans held for sale	2.19%	2.05%
Nonperforming assets to gross loans plus OREO	3.69%	3.77%
Nonperforming assets to total assets	2.70%	2.72%
Allowance for loan losses to non-performing loans*	134.88%	101.21%

*	Excludes the guaranteed portion of delinquent SBA loans as these are 100% guaranteed by the SBA.

Allowance for Loan Losses

The allowance for loan losses was $63.3 million at March 31, 2011, compared to $62.3 million at December 31, 2010. We recorded a provision for loan losses of $5.3 million during the three months ended March 31, 2011, compared to $25.4 million for the same period of 2010. The allowance for loan losses was 2.96% of gross loans at March 31, 2011 and 2.92% of gross loans at December 31, 2010. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $109.6 million and $122.7 million, respectively as of March 31, 2011 and December 31, 2010, with specific allowances of $18.5 million and $21.1 million, respectively.

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Type
Real estate - Residential	$15	0%	$14	0%
Real estate - Commercial	36,519	58%	32,885	71%
Real estate - Construction	4,376	7%	3,396	2%
Commercial business	21,771	34%	24,930	23%
Trade finance	170	0%	192	3%
Consumer and other	489	1%	634	1%
Unallocated	—	N/A	269	N/A

Total	$63,340	100%	$62,320	100%

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Three Months Ended
	2011	2010
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,167,739	$2,200,488

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,139,933	$2,147,493

ALLOWANCE:
Balance-beginning of period	$62,320	$59,424
Less: Loan charge-offs:
Residential real estate	—	—
Commercial & industrial real estate	2,389	12,035
Construction	693	848
Commercial business loans	2,113	7,336
Trade finance	—	—
Consumer and other loans	115	838

	5,310	21,057

Plus: Loan recoveries
Commercial & industrial real estate	234	60
Commercial business loans	659	135
Consumer and other loans	175	26

	1,068	221

Net loan charge-offs	4,242	20,836
Provision for loan losses	5,262	25,407

Balance-end of period	$63,340	$63,995

Net loan charge-offs to average gross loans *	0.78%	3.79%
Allowance for loan losses to total loans at end of period	2.96%	2.98%
Net loan charge-offs to beginning allowance *	27.23%	140.25%
Net loan charge-offs to provision for loan losses	80.62%	82.01%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $2.0 million and $2.2 million at March 31, 2011 and 2010, respectively. They also exclude the guaranteed portion of delinquent SBA loans of $14.2 million and $14.8 million at March 31, 2011 and 2010, respectively.

We believe the allowance for loan losses as of March 31, 2011 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. Our deposits were unchanged at $2.18 billion at March 31, 2011 and December 31, 2010. Retail deposits totaled $2.10 billion at March 31, 2011, a decrease of $10 million from $2.11 billion at December 31, 2010. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $818.3 million at March 31, 2011, an increase of $3.5 million from $814.8 million at December 31, 2010.

At March 31, 2011, 18.5% of total deposits were non-interest bearing demand deposits, 43.9% were time deposits and 37.6% were interest bearing demand and savings deposits. By comparison, at December 31, 2010, 17.9% of total deposits were non-interest bearing demand deposits, 44.7% were time deposits, and 37.4% were interest bearing demand and saving deposits. Time deposits continued to dominate our deposit composition; however, our recent focus on increasing transaction accounts has helped to reduce our dependency on time deposits, although time deposits remain our largest category of deposits.

At March 31, 2011, we had $73.7 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $63.1 million and $200.0 million at December 31, 2010, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.19% at March 31, 2011 and were collateralized with securities with a carrying value of $223.4 million.

The following is a schedule of CD maturities as of March 31, 2011:

Maturity Schedule of Time Deposits

(in thousands)

		Weighted Average
Quarter Ending	Balance*	Interest Rate
March 31, 2011	$121,196	1.24%
June 30, 2011	148,515	1.49%
September 30, 2011	190,848	1.60%
December 31, 2011	134,587	1.42%
Total one year or less	595,146	1.46%
Over one year	125,216	1.76%

Total time deposits	$720,362	1.51%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2011, we had $300.0 million of FHLB advances with average remaining maturities of 2.2 years, compared to $350.0 million with average remaining maturities of 2.2 years at December 31, 2010. The weighted average rate was 3.19% and 3.18% at March 31, 2011 and at December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, five wholly-owned subsidiary grantor trusts established at various times by Nara Bancorp had $38 million of outstanding pooled trust preferred securities (“trust preferred securities”). The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Total stockholders’ equity was $364.3 million at March 31, 2011 compared to $358.6 million at December 31, 2010. The increase was primarily due to the net income to common stockholders of $5.7 million for the three months ended March 31, 2011. Our ratio of tangible common equity to tangible assets was 10.08% at March 31, 2011, compared to 9.76% at December 31, 2010. The increase was attributable to the decrease in tangible assets.

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

At March 31, 2011, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $376.4 million, compared to $374.4 million at December 31, 2010, representing a decrease of $2.0 million, or 1%. This increase was primarily due to the net income to common stockholders of $5.7 million for the three months ended March 31, 2011. At March 31, 2011, the total capital to risk-weighted assets ratio was 17.7% and the Tier I capital to risk-weighted assets ratio was 16.5%. The Tier I leverage capital ratio was 12.9%.

As of March 31, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of March 31, 2011 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$376,383	12.9%	$145,629	5.0%	$230,754	7.9%
Tier 1 risk-based capital ratio	$376,383	16.5%	$137,116	6.0%	$239,267	10.5%
Total risk-based capital ratio	$405,398	17.7%	$228,527	10.0%	$176,871	7.7%

Nara Bank
Tier I capital to total assets	$366,616	12.6%	$145,540	5.0%	$221,076	7.6%
Tier 1 risk-based capital ratio	$366,616	16.1%	$136,958	6.0%	$229,658	10.1%
Total risk-based capital ratio	$395,599	17.3%	$228,264	10.0%	$167,335	7.3%

	As of December 31, 2010 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$374,353	12.6%	$148,398	5.0%	$225,955	7.6%
Tier 1 risk-based capital ratio	$374,353	16.4%	$136,791	6.0%	$237,562	10.4%
Total risk-based capital ratio	$403,298	17.7%	$227,986	10.0%	$175,312	7.7%

Nara Bank
Tier I capital to total assets	$364,397	12.3%	$148,427	5.0%	$215,970	7.3%
Tier 1 risk-based capital ratio	$364,397	16.0%	$136,549	6.0%	$227,848	10.0%
Total risk-based capital ratio	$393,292	17.3%	$227,581	10.0%	$165,711	7.3%

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

At March 31, 2011, our total borrowing capacity from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank was $837.0 million, of which $536.6 million was available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $452.6 million at March 31, 2011 compared to $510.5 million at December 31, 2010. Cash and cash equivalents, including federal funds sold were $135.3 million at March 31, 2011 compared to $172.3 million at December 31, 2010. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2011, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	March 31, 2011		December 31, 2010
	Estimated Net	Market Value	Estimated Net	Market Value
Simulated	Interest Income	Of Equity	Interest Income	Of Equity
Rate Changes	Sensitivity	Volatility	Sensitivity	Volatility
+ 200 basis points	(3.09)%	(6.96)%	(3.12)%	(4.62)%
+ 100 basis points	(3.11)%	(1.29)%	(2.92)%	(2.27)%
- 100 basis points	0.28%	0.35%	0.56%	0.24%
- 200 basis points	(4.54%)	(0.26)%	(4.33%)	(0.57)%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The court granted the Company’s motion for summary judgment in September 2010, in the Chung Lawsuit described in the Company’s Form 10K for the period ended December 31, 2010, and the case was dismissed. Chung timely filed a notice of appeal; however, to date no briefs have been filed in connection with the appeal.

On May 2, 2011, a purported shareholder class action was filed in Los Angeles Superior Court against 1) the directors of Center Financial Corporation (“Center”), 2) Center, and 3) Nara Bancorp, Inc. (Rational Strategies Fund vs. Jin Chul Jhung, et, al, Center Financial Corporation, and Nara Bancorp, Inc., Case #BC460783). The Complaint alleges the directors of Center breached their fiduciary duties of care, good faith and loyalty, in approving the proposed merger of Center and Nara Bancorp, and that all defendants failed to properly disclose material information in the registration statement relating to the merger that has been filed with the SEC. In addition, it alleges that Nara Bancorp, Inc. aided and abetted the Center directors’ alleged breaches of fiduciary duty. The complaint seeks damages in an unspecified amount, attorneys fees, interest and costs.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

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

NARA BANCORP, INC.

Date: May 5, 2011	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date: May 5, 2011

/s/ Philip E. Guldeman
Philip E. Guldeman
Executive Vice President and Chief Financial Officer

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