Form 10-Q
period 2011-06-30
NARA BANCORP INC
filed 2011-08-09
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of July 29, 2011 there were 38,097,910 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	(Unaudited)
	June 30, 2011	December 31, 2010
	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$29,836	$23,916
Interest-bearing deposit at Federal Reserve Bank	141,293	148,415

Total cash and cash equivalents	171,129	172,331

Securities available for sale, at fair value	472,420	528,262
Loans held for sale, at the lower of cost or fair value	27,120	26,927
Loans receivable, net of allowance for loan losses (June 30, 2011 - $59,696; December 31, 2010 - $62,320)	2,142,750	2,085,425
Other real estate owned, net	4,404	1,581
Federal Reserve Bank stock, at cost	6,372	6,367
Federal Home Loan Bank (FHLB) stock, at cost	16,285	17,717
Premises and equipment, net	9,938	10,915
Accrued interest receivable	8,069	8,648
Deferred tax assets, net	30,727	37,072
Customers’ liabilities on acceptances	11,360	11,528
Bank owned life insurance	24,489	24,117
Goodwill	2,509	2,509
Other intangible assets, net	379	534
Prepaid FDIC insurance	7,583	9,639
Other assets	31,754	19,724

Total assets	$2,967,288	$2,963,296

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
	June 30, 2011	December 31, 2010
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$432,616	$388,731
Interest bearing:
Money market and NOW accounts	712,028	688,593
Savings deposits	126,694	126,255
Time deposits of $100,000 or more	343,366	321,542
Other time deposits	617,476	650,993

Total deposits	2,232,180	2,176,114
Federal Home Loan Bank borrowings	300,000	350,000
Subordinated debentures	39,268	39,268
Secured borrowings	0	11,758
Accrued interest payable	3,382	4,830
Acceptances outstanding	11,360	11,528
Other liabilities	8,559	11,235

Total liabilities	2,594,749	2,604,733

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at June 30, 2011 and December 31, 2010	67,000	67,000
Preferred stock discount	(2,321)	(2,797)
Common stock, $0.001 par value; authorized, 100,000,000 shares; issued and outstanding, 38,097,327 and 37,983,027 shares at June 30, 2011 and December 31, 2010, respectively	38	38
Capital surplus	172,066	171,364
Retained earnings	131,275	120,361
Accumulated other comprehensive income, net	4,481	2,597

Total stockholders’ equity	372,539	358,563

Total liabilities and stockholders’ equity	$2,967,288	$2,963,296

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three and six months ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$33,150	$33,510	$66,235	$66,858
Interest on securities	3,965	2,884	7,895	7,972
Interest on federal funds sold and other investments	179	199	358	424

Total interest income	37,294	36,593	74,488	75,254

INTEREST EXPENSE:
Interest on deposits	5,090	6,279	10,221	16,226
Interest on FHLB advances	2,412	3,012	4,984	5,997
Interest on other borrowings	461	494	1,069	980

Total interest expense	7,963	9,785	16,274	23,203

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	29,331	26,808	58,214	52,051
PROVISION FOR LOAN LOSSES	10,047	42,323	15,309	67,730

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	19,284	(15,515)	42,905	(15,679)

NON-INTEREST INCOME:
Service fees on deposit accounts	1,413	1,572	2,910	3,191
International service fees	669	613	1,239	1,152
Loan servicing fees, net	418	443	881	900
Wire transfer fees	348	302	670	595
Other income and fees	557	517	1,064	870
Net gains on sales of SBA loans	4,354	329	5,514	372
Net gains on sales of other loans	0	650	0	650
Net gains on sales and calls of securities available for sale	6	96	6	6,392
Net valuation losses on interest rate swaps and caps	(106)	(495)	(117)	(726)
Net gains on sales of OREO	25	(567)	27	(552)

Total non-interest income	7,684	3,460	12,194	12,844

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,625	5,977	14,779	11,570
Occupancy	2,445	2,424	4,882	4,851
Furniture and equipment	934	884	1,869	1,662
Advertising and marketing	594	612	1,173	1,071
Data processing and communications	923	1,051	1,906	1,984
Professional fees	769	756	1,478	1,458
FDIC assessments	877	1,191	2,166	2,558
Credit related expenses	1,004	1,742	1,748	2,305
Other	1,715	1,330	3,580	2,692

Total non-interest expense	16,886	15,967	33,581	30,151

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	10,082	(28,022)	21,518	(32,986)
INCOME TAX PROVISION (BENEFIT)	3,764	(12,145)	8,454	(14,577)

NET INCOME (LOSS)	$6,318	$(15,877)	$13,064	$(18,409)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,075)	$(1,073)	$(2,150)	$(2,144)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$5,243	$(16,950)	$10,914	$(20,553)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.14	$(0.45)	$0.29	$(0.54)
Diluted	$0.14	$(0.45)	$0.29	$(0.54)

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

							Accumulated
		Preferred					Other
	Preferred	Stock	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Stock	Discount	Shares	Amount	Surplus	Earnings	Income (loss), net	Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			132,520		1,055
Tax effects of stock plans					(21)
Stock-based compensation					240
Preferred stock cash dividends accrued (5%)						(1,676)
Accretion on preferred stock discount		468				(468)
Comprehensive income:
Net loss						(18,409)		$(18,409)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							2,477	2,477
Change in unrealized gain (loss) on interest-only strips, net of tax							1	1
Change in unrealized gain (loss) on interest rate swaps, net of tax							(13)	(13)

Total comprehensive income (loss)								$(15,944)

BALANCE, JUNE 30, 2010	$67,000	$(3,269)	37,956,527	$38	$171,080	$111,338	$5,442

							Accumulated
		Preferred					Other
	Preferred	Stock	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Stock	Discount	Shares	Amount	Surplus	Earnings	Income (loss), net	Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2011	$67,000	$(2,797)	37,983,027	$38	$171,364	$120,361	$2,597
Issuance of additional shares pursuant to various stock plans			114,300		524
Stock-based compensation					39
Tax effects of stock plans					139
Preferred stock cash dividends accrued (5%)						(1,674)
Accretion of preferred stock discount		476				(476)
Comprehensive income:
Net income						13,064		13,064
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax							1,892	1,892
Change in unrealized gain on interest-only strips, net of tax							5	5
Change in unrealized gain (loss) on interest rate swaps, net of tax							(13)	(13)

Total comprehensive income (loss)								14,948

BALANCE, JUNE 30, 2011	$67,000	$(2,321)	38,097,327	$38	$172,066	$131,275	$4,481

See accompanying notes to consolidated financial statements.

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,064	$(18,409)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, net of discount accretion	4,329	6,433
Stock-based compensation expense	39	240
Provision for loan losses	15,309	67,730
Valuation adjustment of loans held for sale	35	0
Valuation adjustment of OREO	105	942
Proceeds from sales of loans	65,602	44,884
Originations of loans held for sale	(43,007)	(8,055)
Deferred gain on transfer of assets	0	(249)
Net gains on sales of SBA and other loans	(5,514)	(1,022)
Net change in bank owned life insurance	(372)	(197)
Net gains on sales and calls of securities available for sale	(6)	(6,392)
Net (gains) losses on sales of OREO	(27)	552
Net losses on dispositions of furniture and equipment	18	0
Net valuation losses on interest rate swaps	117	726
Tax benefits from stock options exercised	139	0
Change in accrued interest receivable	579	2,989
Change in deferred income taxes	5,131	(4,702)
Change in prepaid FDIC insurance	2,056	2,293
Change in other assets	(12,165)	(7,694)
Change in accrued interest payable	(1,448)	(8,811)
Change in other liabilities	(2,676)	(4,107)

Net cash provided by operating activities	41,308	67,151

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(95,082)	(52,209)
Proceeds from sales of securities available for sale	0	208,141
Proceeds from sales of OREO	2,238	6,329
Purchase of premises and equipment	(586)	(1,447)
Purchase of securities available for sale	(19,808)	0
Purchase of Federal Reserve Bank stock	(5)	(1,963)
Redemption of Federal Home Loan Bank Stock	1,432	741
Proceeds from matured, called, or paid down securities available for sale	76,143	151,918

Net cash provided by (used in) investing activities	(35,668)	311,510

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	56,066	(303,801)
Net change in secured borrowings	(11,758)	3,325
Payment of cash dividends on Preferred Stock	(1,674)	(1,676)
Proceeds from FHLB borrowings	0	10,000
Repayment of FHLB borrowings	(50,000)	(10,000)
Issuance of additional stock pursuant to various stock plans	524	1,055
Tax effects on issuance of shares from stock plan	0	(21)

Net cash used in financing activities	(6,842)	(301,118)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,202)	77,543
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,331	125,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,129	$203,135

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$17,722	$32,014
Income taxes paid	$15,169	$819
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$5,139	$10,488
Transfer from loan receivables to loans held for sale	$17,309	$72,274
Investment securities paydowns pending future settlement	0	$(2,134)

See accompanying notes to condensed consolidated financial statements (unaudited)

Nara Bancorp, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nara Bancorp, Inc.

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

On December 9, 2010, we entered into a definitive agreement to merge with Center Financial in an all stock transaction valued at $285.7 million, or approximately $7.16 per Center Financial share based on the closing price on December 8, 2010. As of August 5, 2011, the transaction was valued at $232.1 million, or approximately $5.81 per Center Financial share. The boards of directors of both companies each unanimously approved the Center Merger. While there can be no assurance as to the exact timing, or that the Center Merger will be completed at all, we are working to complete the Center Merger in the second half of 2011. The consummation of the Center Merger is subject to regulatory approval, the approval of the shareholders of both Nara Bancorp and Center Financial, and other customary closing conditions.

Upon consummation of the Center Merger, each share of common stock of Center Financial issued and outstanding immediately prior to the effective time of the Center Merger (the “Effective Time”) will be converted into and become exchangeable for 0.7804 of a share of common stock of Nara Bancorp, subject to the payment of cash in lieu of the issuance of fractional shares. Based on the number of shares Center Financial common stock outstanding on the date of the Merger Agreement and not including the effect of outstanding in-the-money options, this will result in approximately 31.1 million Nara Bancorp shares being exchanged for approximately 39.9 million outstanding Center Financial shares, subject to adjustment in certain limited circumstances. Nara Bancorp shareholders will own 55% of the combined company and Center Financial shareholders will own 45%, not including shares of Nara common stock to be issued in a common stock offering Nara expects to make prior to the merger for the benefit of the combined company.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at June 30, 2011 and the results of our operations for the three- and six-month periods then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K.

Recently Issued Not Yet Effective Accounting Pronouncements:

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

The 2007 Plan reserves 1,300,000 shares for issuance. 1,191,000 shares were available for future grants as of June 30, 2011.

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

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	533,250	$9.73
Granted	0	0
Exercised	(106,000)	5.00
Forfeited	0	0

Outstanding - June 30, 2011	427,250	$10.90	3.21	$27,000

Options exercisable - June 30, 2011	403,250	$11.04	2.95	$27,000
Unvested options expected to vest after June 30, 2011	24,000	$8.64	7.71	0

The following is a summary of restricted and performance unit activity under the Plan for the six months ended June 30, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2011	36,200	$8.25
Granted	5,000	8.37
Vested	(8,200)	11.97
Forfeited	0	0

Outstanding - June 30, 2011	33,000	$7.34	8.84

The total fair value of performance units vested for the six months ending June 30, 2011 and 2010 was $79 thousand and $59 thousand, respectively.

The amount charged against income, before income tax benefit of $5 thousand and $31 thousand, in relation to the stock-based payment arrangements was $12 thousand and $192 thousand for the three months ending June 30, 2011 and 2010, respectively. The amount charged against income, before income tax benefit of $16 thousand and $15 thousand, in relation to the stock-based payment arrangements was $39 thousand and $240 thousand for the six months ending June 30, 2011 and 2010, respectively. At June 30, 2011, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $197 thousand, and is expected to be recognized over a remaining weighted average vesting period of 2.45 years.

The estimated annual stock-based compensation as of June 30, 2011 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2011	$25
For the year ended December 31:
2012	52
2013	51
2014	45
2015	24

Total	$197

4.	Earnings Per Share (“EPS”)

Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2011 and 2010, stock options and restricted shares awards for approximately 190,000 shares and 722,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2011 and 2010, stock options and restricted shares awards for approximately 150,000 shares and 732,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266 shares of common stock were also antidilutive and excluded for the three and six months ended June 30, 2011 and 2010.

The following table shows the computation of basic and diluted EPS for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,
	2011			2010
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income (loss) as reported	$6,318			$(15,877)
Less: preferred stock dividends and accretion of preferred stock discount	(1,075)			(1,073)

Basic EPS - common stock	$5,243	38,047,371	$0.14	$(16,950)	37,921,885	$(0.45)

Effect of Dilutive Securities:
Stock Options		34,652			0
Common stock warrants		0			0

Diluted EPS - common stock	$5,243	38,082,023	$0.14	$(16,950)	37,921,885	$(0.45)

	For the six months ended June 30,
	2011			2010
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income (loss) as reported	$13,064			$(18,409)
Less: preferred stock dividends and accretion of preferred stock discount	(2,150)			(2,144)

Basic EPS - common stock	$10,914	38,017,473	$0.29	$(20,553)	37,875,494	$(0.54)

Effect of Dilutive Securities:
Stock Options		62,177			0
Common stock warrants		0			0

Diluted EPS - common stock	$10,914	38,079,650	$0.29	$(20,553)	37,875,494	$(0.54)

5.	Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$96,283	$935	$(66)	$97,152
GSE collateralized mortgage obligations	85,710	2,615	(103)	88,222
GSE mortgage-backed securities	267,988	5,297	(1,209)	272,076
Corporate note	4,480	0	(560)	3,920
Municipal bonds	5,258	216	0	5,474

Total debt securities	459,719	9,063	(1,938)	466,844
Mutual funds - GSE mortgage related securities	5,462	114	0	5,576

	$465,181	$9,177	$(1,938)	$472,420

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$125,429	$1,059	$(770)	$125,718
GSE collateralized mortgage obligations	101,312	2,146	(257)	103,201
GSE mortgage-backed securities	282,205	4,628	(1,999)	284,834
Corporate note	4,473	0	(765)	3,708
Municipal bonds	5,258	55	(31)	5,282

Total debt securities	518,677	7,888	(3,822)	522,743
Mutual funds - GSE mortgage related securities	5,462	57	0	5,519

	$524,139	$7,945	$(3,822)	$528,262

*	As of June 30, 2011 and December 31, 2010, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB and are all residential property-based investments.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Proceeds	$—	$—	$—	$208,141
Gross gains	0	0	0	6,295
Gross losses	0	0	0	0

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	354
Due after five years through ten years	1,652	1,743
Due after ten years	104,029	104,449
GSE collaterized mortgage obligations	85,710	88,222
GSE mortgage-backed securities	267,988	272,076
Mutual funds - GSE mortgage related securities	5,462	5,576

	$465,181	$472,420

Securities with carrying values of approximately $234.1 million and $270.3 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At June 30, 2011	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(In thousands)
GSE bonds	2	$29,855	$(66)	0	$—	$—	2	$29,855	$(66)
GSE collaterized mortgage obligations	1	5,853	(25)	1	14,239	(78)	2	20,092	(103)
GSE mortgage-backed securities	8	99,884	(1,209)	0	0	0	8	99,884	(1,209)
Corporate note	0	0	0	1	3,920	(560)	1	3,920	(560)
Municipal bonds	0	0	0	0	0	0	0	0	0

	11	$135,592	$(1,300)	2	$18,159	$(638)	13	$153,751	$(1,938)

At December 31, 2010	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(In thousands)
GSE bonds	4	$65,465	$(770)	0	$—	$—	4	$65,465	$(770)
GSE collaterized mortgage obligations	3	9,091	(187)	2	17,337	(70)	5	26,428	(257)
GSE mortgage-backed securities	7	99,555	(1,999)	0	0	0	7	99,555	(1,999)
Corporate note	0	0	0	1	3,708	(765)	1	3,708	(765)
Municipal bonds	5	1,929	(31)	0	0	0	5	1,929	(31)

	19	$176,040	$(2,987)	3	$21,045	$(835)	22	$197,085	$(3,822)

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

The corporate note at June 30, 2011 and December 31, 2010 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $560 thousand at June 30, 2011. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at June 30, 2011 and December 31, 2010 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the corporate note at June 30, 2011.

We consider the losses on our investments in an unrealized loss position at June 30, 2011 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	June 30, 2011	December 31, 2010
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,748	$2,263
Commercial & industrial	1,564,091	1,524,650
Construction	35,323	46,900

Total real estate loans	1,602,162	1,573,813
Commercial business	509,324	491,811
Trade finance	69,184	57,430
Consumer and other	11,755	13,268

Total loans outstanding	2,192,425	2,136,322
Less: deferred loan fees	(2,386)	(2,261)

Gross loans receivable	2,190,039	2,134,061
Less: allowance for loan losses	(59,696)	(62,320)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,130,343	2,071,741
Guaranteed portion of delinquent SBA loans	12,407	13,684

Loans receivable, net	$2,142,750	$2,085,425

The activity in the allowance for loan losses by segment of loans for the three and six months ended June 30, 2011 is as follows:

For three months:	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
Balance, beginning of period	$15	$36,519	$4,376	$21,771	$170	$489	$—	$63,340
Provision for loan losses	(3)	10,750	(353)	(239)	18	(126)	—	10,047
Loans charged off	—	(10,191)	(2,561)	(2,431)	—	(8)	—	(15,191)
Recoveries of charged offs	—	511	—	957	—	32	—	1,500

Balance, end of period	$12	$37,589	$1,462	$20,058	$188	$387	$—	$59,696

For six months:	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
Balance, beginning of period	$14	$32,884	$3,396	$24,930	$192	$635	$269	$62,320
Provision for loan losses	(2)	16,540	1,320	(1,944)	(4)	(332)	(269)	$15,309
Loans charged off	0	(12,580)	(3,254)	(4,544)	0	(123)	0	$(20,501)
Recoveries of charged offs	0	745	0	1,616	0	207	0	$2,568

Balance, end of period	$12	$37,589	$1,462	$20,058	$188	$387	$—	$59,696

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 is as follows:

	Period Ended June 30, 2010
	Three months	Six months
	(In thousands)
Balance, beginning of period	$63,995	$59,424
Provision for loan losses	42,323	67,730
Loans charged off	(44,678)	(65,735)
Recoveries of charge-offs	1,348	1,569

Balance, end of period	$62,988	$62,988

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analysis.

Interest income on individually impaired loans was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	Interest income recognized during impairment	Cash-basis interest income recognized	Interest income recognized during impairment	Cash-basis interest income recognized
	(In Thousands)		(In Thousands)
Real Estate - Commercial
Retail	$22	$15	$103	$96
Hotel & Motel	233	206	590	594
Gas Station & Car Wash	24	24	105	107
Mixed Use	17	15	35	38
Industrial & Warehouse	83	82	160	159
Other	94	97	195	200
Real Estate - Construction	28	24	56	47
Commercial Business	148	146	396	378

	$649	$609	$1,640	$1,619

	For the Three Months Ended	For the Six Months Ended
	June 30, 2010	June 30, 2010
	(In Thousands)
Average of individually impaired loans during the period	$118,704	$119,316
Interest income recognized during impairment	1,622	3,138
Cash-basis interest income received	1,622	3,138

Interest income recognized during impairment represents interest income earned on accruing impaired loans. Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.

The impaired loans at the periods indicated are set forth in the following table by class of loans.

	As of June 30, 2011			As of December 31, 2010
	Unpaid Principal Balance*	Related Allowance	Average Balance	Unpaid Principal Balance*	Related Allowance	Average Balance
	(In Thousands)			(In Thousands)
With Related Allowance:
Real Estate - Residential	$—	$—	$—	$—	$—	$—
Real Estate - Commercial
Retail	2,705	(1,160)	4,569	7,441	(1,559)	7,498
Hotel & Motel	16,389	(4,700)	11,592	5,349	(987)	11,439
Gas Station & Car Wash	3,093	(1,120)	3,111	3,142	(1,411)	8,844
Mixed Use	0	0	1,425	308	(53)	2,334
Industrial & Warehouse	4,040	(601)	3,961	7,539	(1,729)	2,453
Other	491	(81)	3,276	2,603	(407)	5,711
Real Estate - Construction	0	0	4,497	5,789	(1,686)	4,027
Commercial Business	14,585	(5,535)	27,821	35,961	(13,270)	29,753
Trade Finance	0	0	0	0	0	0
Consumer and Other	0	0	0	0	0	89

	$41,303	$(13,197)	$60,252	$68,132	$(21,102)	$72,148

With No Related Allowance
Real Estate - Residential	$—	$—	$—	$—	$—	$—
Real Estate - Commercial
Retail	2,626	0	7,702	9,127	0	10,100
Hotel & Motel	1,345	0	6,130	8,619	0	7,299
Gas Station & Car Wash	3,202	0	5,713	5,197	0	8,361
Mixed Use	2,618	0	3,360	3,660	0	4,635
Industrial & Warehouse	2,706	0	2,629	367	0	2,510
Other	11,357	0	11,387	17,530	0	10,853
Real Estate - Construction	3,295	0	3,866	4,469	0	2,481
Commercial Business	7,136	0	5,629	5,029	0	4,550
Trade Finance	454	0	470	469	0	287
Consumer and Other	162	0	84	88	0	18

	$34,901	$—	$46,970	$54,555	$—	$51,094

Total	$76,204	$(13,197)	$107,222	$122,687	$(21,102)	$123,242

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on loans is $5.9 million and $6.1 million and deferred loan fees on total loans are $(2.4) million and $(2.3) million at June 30, 2011 and December 31, 2010.

The following table provides the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	As of June 30, 2011
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Commercial
Retail	$4,275	$—	$4,275
Hotel & Motel	1,700	0	1,700
Gas Station & Car Wash	5,100	0	5,100
Mixed Use	1,664	0	1,664
Industrial & Warehouse	2,706	0	2,706
Other	3,631	0	3,631
Construction	1,585	0	1,585

Total	20,661	0	20,661
Commercial business	13,888	0	13,888
Trade finance	454	0	454
Consumer and other	382	0	382

	$35,385	$—	$35,385

*	Adjustment to recorded investment is not deemed material to this presentation.

	As of December 31, 2010
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Commercial
Retail	$1,615	$—	$1,615
Hotel & Motel	1,187	0	1,187
Gas Station & Car Wash	3,054	0	3,054
Mixed Use	3,968	0	3,968
Industrial & Warehouse	3,690	0	3,690
Other	4,834	0	4,834
Construction	8,547	0	8,547

Total	26,895	0	26,895
Commercial business	15,991	0	15,991
Trade finance	469	0	469
Consumer and other	448	0	448

	$43,803	$—	$43,803

*	Adjustment to recorded investment is not deemed material to this presentation.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	As of June 30, 2011
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
		(In Thousands)
Real estate - Residential	$—	$—	$—	$—
Real estate - Commercial
Retail	0	670	4,275	4,945
Hotel & Motel	0	0	1,700	1,700
Gas Station & Car Wash	0	0	5,100	5,100
Mixed Use	37	0	1,664	1,701
Industrial & Warehouse	234	131	2,706	3,071
Other	327	301	3,631	4,259
Real estate - Construction	0	0	1,585	1,585
Commercial business	841	766	13,888	15,495
Trade finance	0	0	454	454
Consumer and other	11	0	382	393

	$1,450	$1,868	$35,385	$38,703

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $5.9 million and deferred loan fees on total loans are $(2.4) million at June 30, 2011.

	As of December 31, 2010
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
		(In Thousands)
Real estate - Residential	$46	$—	$—	$46
Real estate - Commercial
Retail	950	188	1,708	2,846
Hotel & Motel	455	0	1,187	1,642
Gas Station & Car Wash	0	0	3,054	3,054
Mixed Use	401	0	3,968	4,369
Industrial & Warehouse	133	239	3,690	4,062
Other	302	0	4,741	5,043
Real estate - Construction	0	0	8,547	8,547
Commercial business	684	855	15,991	17,530
Trade finance	0	0	469	469
Consumer and other	41	2	448	491

	$3,012	$1,284	$43,803	$48,099

*	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass-rated loans. The risk category of loans by class of loans is as follows:

	As of June 30, 2011
	Special Mention	Substandard	Doubtful	Total
Real estate - Residential	$—	$40	$—	$40
Real estate - Commercial
Retail	4,501	20,531	0	25,032
Hotel & Motel	1,944	19,856	0	21,800
Gas Station & Car Wash	2,122	6,866	0	8,988
Mixed Use	556	4,501	0	5,057
Industrial & Warehouse	923	7,782	0	8,705
Other	1,417	13,533	0	14,950
Real estate - Construction	133	3,295	0	3,428
Commercial business	3,192	36,894	5,174	45,260
Trade finance	553	2,402	0	2,955
Consumer and other	0	862	0	862

Total Watch List Loans	$15,341	$116,562	$5,174	$137,077

	As of December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Real estate - Residential	$—	$46	$—	$46
Real estate - Commercial
Retail	1,948	18,898	0	20,846
Hotel & Motel	10,896	15,490	0	26,386
Gas Station & Car Wash	8,798	8,923	0	17,721
Mixed Use	364	5,887	0	6,251
Industrial & Warehouse	385	8,871	0	9,256
Other	1,865	21,431	0	23,296
Real estate - Construction	0	10,257	0	10,257
Commercial business	4,182	45,054	260	49,496
Trade finance	305	469	0	774
Consumer and other	830	448	0	1,278

Total Watch List Loans	$29,573	$135,774	$260	$165,607

The following table presents loans sold during the three months ended June 30, 2011 by portfolio segment:

	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Total
Sales or reclassification to held for sale	$—	$10,739	$4,600	$49	$—	$—	$15,388

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools. The stratification of the non-impaired loan portfolio resulted in a quantitative general loan loss allowance of $25.1 million at June 30, 2011, compared to $23.9 million at December 31, 2010.

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

The qualitative loan loss allowance on the loan portfolio was $21.4 million at June 30, 2011 compared to $17.0 million at December 31, 2010.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment as of the date that the loan become impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from a qualified independent appraiser. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.

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

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for potential impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans over $2.0 million that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded the scope to include all loans over $1 million. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process. Effective March 31, 2011, we implemented a higher-level, preliminary non-impairment test, that is applied to loans that are graded Substandard, but are not TDRs and are on accrual. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the original LTV is below 100%. If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at June 30, 2011, were $76.2 million, a net decrease of $46.5 million from $122.7 million at December 31, 2010. This net decrease in impaired loans is due primarily to the sales of 17 impaired loans, totaling $18.7 million, and the return of sixteen loans totaling $26.8 million to non-impaired status year-to-date. The return to non-impaired status was based on a review of the current financial information and payment performance.

The following table presents the recorded investment in loans by portfolio segment and impairment status at June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$—	$50,572	$3,295	$21,721	$454	$162	$76,204
Specific allowance	$—	$7,662	$—	$5,535	$—	$—	$13,197
Loss coverage ratio	—%	15.15%	—%	25.48%	—%	—%	17.32%

Non-impaired loans	$2,748	$1,513,519	$32,028	$487,603	$68,730	$11,593	$2,116,221
General allowance	$12	$29,927	$1,462	$14,523	$188	$387	$46,499
Loss coverage ratio	0.44%	1.98%	4.56%	2.98%	0.27%	3.34%	2.20%

Total loans (1)	$2,748	$1,564,091	$35,323	$509,324	$69,184	$11,755	$2,192,425
Total allowance for loan loss	$12	$37,589	$1,462	$20,058	$188	$387	$59,696
Loss coverage ratio	0.44%	2.40%	4.14%	3.94%	0.27%	3.29%	2.72%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $5.9 million and deferred loan fees on total loans are $(2.4) million at June 30, 2011.

	As of December 31, 2010
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$—	$70,882	$10,258	$40,990	$469	$88	$122,687
Specific allowance	$—	$6,145	$1,686	$13,271	$—	$—	$21,102
Loss coverage ratio	—%	8.67%	16.44%	32.38%	—%	—%	17.20%

Non-impaired loans	$2,263	$1,453,768	$36,642	$450,821	$56,961	$13,180	$2,013,635
General allowance	$14	$26,740	$1,710	$11,659	$192	$903	$41,218
Loss coverage ratio	0.62%	1.84%	4.67%	2.59%	0.34%	6.85%	2.05%

Total loans (1)	$2,263	$1,524,650	$46,900	$491,811	$57,430	$13,268	$2,136,322
Total allowance for loan loss	$14	$32,885	$3,396	$24,930	$192	$903	$62,320
Loss coverage ratio	0.62%	2.16%	7.24%	5.07%	0.33%	6.81%	2.92%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

Under certain circumstances, we will provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At June 30, 2011, total modified loans were $31.9 million, compared to $55.6 million at December 31, 2010. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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

A summary of TDRs on accrual by type of concession as of June 30, 2011 and December 31, 2010 is presented below:

	As of June 30, 2011			As of December 31, 2010
(In Thousands)	Real estate - Commercial	Commercial Business	Total	Real estate - Commercial	Commercial Business	Total
Payment concession	$953	$1,521	$2,474	$975	$8,744	$9,719
Maturity / Amortization concession	8,322	1,285	9,607	4,968	7,144	12,112
Rate concession	3,706	0	3,706	12,250	1,022	13,272

	$12,981	$2,806	$15,787	$18,193	$16,910	$35,103

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at June 30, 2011 were comprised of 4 commercial real estate loans totaling $13.0 million and 21 commercial business loans totaling $2.8 million. TDRs on accrual status at December 31, 2010 were comprised of 17 commercial real estate loans totaling $18.2 million and 43 commercial business loans totaling $16.9 million. We expect that the TDRs on accrual status as of June 30, 2011, which are all performing in accordance with their restructured terms to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs with sustained performance may be reclassified as non-TDRs after each year end.

We have allocated $8.0 million and $15.8 million of specific reserves to TDRs as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, we did not have any outstanding commitments to extend additional funds to these borrowers.

7.	Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $666.2 million at June 30, 2011. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB-SF equal to at least 100% of outstanding advances.

At June 30, 2011 and December 31, 2010, real estate secured loans with a carrying amount of approximately $1.1 billion were pledged as collateral for borrowings from the FHLB-SF. At June 30, 2011 and December 31, 2010, other than FHLB-SF stock, no securities were pledged as collateral for borrowings from the FHLB-SF.

At June 30, 2011 and December 31, 2010, FHLB-SF borrowings were $300 million and $350 million, had a weighted average interest rate of 3.19% and 3.18%, respectively, and had various maturities through September 2016. At June 30, 2011 and December 31, 2010, advances with various put dates and strike prices were $150 million. The cost of FHLB borrowings as of June 30, 2011 ranged between 0.68% and 4.57%. At June 30, 2011, the Company had a remaining borrowing capacity of $365.5 million.

At June 30, 2011, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$36,000	$186,000
Due after one year through five years	259,000	109,000
Due after five years through ten years	5,000	5,000

	$300,000	$300,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is 96% of the fair value of the securities that we pledge and up to 63% of the outstanding principal balance of the qualifying loans that we pledge. At June 30, 2011, the outstanding principal balance of the qualifying loans was $386.2 million. As of June 30, 2011 and December 31, 2010, no borrowing was outstanding against the line.

8.	Subordinated Debentures

At June 30, 2011, five wholly-owned subsidiary grantor trusts that were established by Nara Bancorp at various times had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures for such securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption of the Debentures as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and the related Debentures at June 30, 2011:

		(Dollars in Thousands)
	Issuance	Trust Preferred	Subordinated Debentures			Rate at	Maturity
Issuance Trust	Date	Security Amount	Amount	Rate Type	Initial Rate	6/30/2011	Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	N/A	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	3.40%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.13%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.20%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.90%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at June 30, 2011 and December 31, 2010 is included in other assets. Although the securities issued by of the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.7 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2011, all of the $38 million of the trusts’ securities qualified as Tier 1 capital along with the $64.7 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at June 30, 2011, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred securities in Tier 1 capital.

The Board of Governors of the Federal Reserve System, which is Nara Bancorp’s federal banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning June 30, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability.

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

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At June 30, 2011, the aggregate fair value of the outstanding interest rate caps was $27 thousand, and we recognized mark-to-market losses on valuation of $118 thousand for the quarter and $139 thousand for the six months ended June 30, 2011.

At June 30, 2011, summary information about these interest-rate caps is as follows:

Notional amounts	$100.0 million
Weighted average pay rates	N/A
Weighted average receive rates	N/A
Weighted average maturity	0.88 years
Fair value of combined interest rate caps	$27 thousand

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	June 30, 2011		December 31, 2010
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps		$27	Other Assets	$167

Total derivatives not designated as hedging instruments		$27		$167

The effect of derivative instruments on the Consolidated Statement of Income for the three six months ended June 30, 2011 and 2010 are as follows:

		Three Months Ended		Six Months Ended
		June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(In thousands)		(In thousands)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(118)	$(506)	$(140)	$(748)

Total		$(118)	$(506)	$(140)	$(748)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

10.	Business Segments

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three months ended June 30, 2011 and 2010.

Three Months Ended June 30,
(Dollars in thousands)	Business Segment
2011	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$25,894	$1,806	$1,631	$29,331
Less provision for loan losses*	4,806	(147)	5,388	10,047
Non-interest income	2,161	694	4,829 **	7,684

Net revenue	23,249	2,647	1,072	26,968
Non-interest expense	15,484	515	887	16,886

Income (loss) before income taxes	$7,765	$2,132	$185	$10,082

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,495,575	$241,277	$230,436	$2,967,288

2010	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$21,215	$2,860	$2,733	$26,808
Less provision for loan losses	25,955	2,570	13,798	42,323
Non-interest income	2,568	662	230	3,460

Net revenue	(2,172)	952	(10,835)	(12,055)
Non-interest expense	14,057	522	1,388	15,967

Income (loss) before income taxes	$(16,229)	$430	$(12,223)	$(28,022)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,390,512	$244,594	$265,959	$2,901,065

*	The decrease from the prior year period is primarily due to the higher charge-offs taken on the loans that were transferred to loans held for sale during the second quarter of 2010.
**	The increase form the prior year period is due to the higher level of production and sales of SBA loans.

Six Months Ended June 30,
(Dollars in thousands)	Business Segment
2011	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$50,938	$3,700	$3,576	$58,214
Less provision for loan losses*	4,599	1,900	8,810	15,309
Non-interest income	4,452	1,285	6,457 **	12,194

Net revenue	50,791	3,085	1,223	55,099
Non-interest expense	31,025	1,031	1,525	33,581

Income (loss) before income taxes	$19,766	$2,054	$(302)	$21,518

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,495,575	$241,277	$230,436	$2,967,288

2010	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$41,961	$4,880	$5,210	$52,051
Less provision for loan losses	45,797	5,564	16,369	67,730
Non-interest income	10,880	1,219	745	12,844

Net revenue	7,044	535	(10,414)	(2,835)
Non-interest expense	27,303	995	1,853	30,151

Income (loss) before income taxes	$(20,259)	$(460)	$(12,267)	$(32,986)

Goodwill	$2,509	$—	$—	$2,509

Total assets	$2,390,512	$244,594	$265,959	$2,901,065

*	The decrease is primarily due to the higher charge-offs taken on the loans that were transferred to loans held for sale during the second quarter of 2010.
**	The increase from the prior year period is due to the higher level of production and sales of SBA loans.

The SBA business segment primarily originates for sale and services SBA loans. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at June 30, 2011 and 2010 included SBA loans (principally, the unguaranteed portion) of $92.1 million and $100.0 million; commercial real estate loans of $106.6 million and $129.8 million; and commercial business loans of $16.3 million and $14.4 million, respectively.

11.	Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes. We had total unrecognized tax benefits of $334 thousand at June 30, 2011 and $202 thousand at December 31, 2010 that relate primarily to uncertainties related to state income tax matters in prior years. The amount of unrecognized tax benefits increased during the quarter due to state income tax positions taken in prior years. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2006. The expiration of the statute of limitations for various state income taxes varies by state.

We recognize interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties of approximately $37 thousand and $23 thousand at June 30, 2011 and December 31, 2010, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2011.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$97,152	$—	$97,152	$—
GSE collateralized mortgage obligations	88,222	0	88,222	0
GSE mortgage-backed securities	272,076	0	272,076	0
Corporate note	3,920	0	3,920	0
Municipal bonds	5,474	0	5,474	0
Mutual funds	5,576	5,576	0	0
Derivatives - Interest rate caps	27	0	27	0

There were no significant transfers between Level 1, 2 and 3 during the quarter ended June 30, 2011

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$125,718	$—	$125,718	$—
GSE collateralized mortgage obligations	103,201	0	103,201	0
GSE mortgage-backed securities	284,834	0	284,834	0
Corporate note	3,708	0	3,708	0
Municipal bonds	5,258	0	5,258	0
Mutual funds	5,519	5,519	0	0
Derivatives - Interest rate caps	167	0	167	0

Fair value adjustments for interest rate caps resulted in a net expense of $22 thousand and $140 thousand for the three and six months ended June 30, 2011 and $901 thousand for the year ended December 31, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$28,629	$—	$—	$28,629
Commercial business	1,302	0	0	1,302
Loans held for sale, net	6,372	0	6,372	0
Other real estate owned	804	0	0	804

		Fair Value Measurements at Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$35,009	$—	$—	$35,009
Commercial business	6,611	0	0	6,611
Loans held for sale, net	3,225	0	3,225	0
Other real estate owned	675	0	0	675

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a carrying amount of $54.8 million at June 30, 2011, after partial charge-offs of $22.5 million. In addition, these loans had a specific valuation allowance of $7.4 million at June 30, 2011. Of this $54.8 million, $37.3 million were carried at their fair value of $29.9 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $17.5 million were carried at cost at June 30, 2011, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $21.4 million at June 30, 2011 which are measured based on the present value of expected future cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $15.4 million were carried below cost as a result of charge-offs or assigned specific reserves of $6.1 million at June 30, 2011. The remaining $6.0 million of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances for the three and six months ended June 30, 2011 on impaired loans carried at the fair value of loan collateral at June 30, 2011 resulted in additional provisions for loan losses of $2.1 million and $9.3 million, respectively.

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a loan principal balance of $94.6 million at December 31, 2010, after partial charge-offs of $20.0 million. In addition, these loans had a specific valuation allowance of $11.2 million at December 31, 2010. Of this $94.6 million, $52.8 million were carried at their fair value of $41.6 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $41.8 million were carried at cost at December 31, 2010, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $28.1 million at December 31, 2010 which are measured based on the present value of expected cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $27.8 million were carried below cost as a result of charge-offs or assigned specific reserves of $9.9 million at December 31, 2010. The remaining $231 thousand of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at the fair value of loan collateral at December 31, 2010 resulted in additional provision for loan losses of $43.2 million.

Loans held for sale, which were carried at their fair value, approximated $6.4 million, after partial charge-offs of $2.5 million at June 30, 2011. The charges-offs on loans held for sale were $10.4 million and $10.6 million for the three and six months ended June 30, 2011. Charge-offs for the quarter ended June 30, 2011 includes $7.8 million pertaining to the bulk sale of $15 million loans during the quarter.

Loans held for sale, which were carried at their fair value, approximated $3.2 million, after partial charge-offs of $1.3 million and a valuation allowance of $100 thousand at December 31, 2010. Total charge-offs on loans held for sale were $33.8 million during 2010.

Other real estate owned carried at its fair value had a carrying amount of $804 thousand at June 30, 2011, which is made up of an outstanding balance of $1.6 million, with a valuation allowance of $794 thousand. Changes in the valuation allowance on other real estate owned outstanding at June 30, 2011 resulted in a write-down of $78 thousand and $105 thousand for the three and six months ended June 30, 2011.

Other real estate owned carried at its fair value had a carrying amount of $675 thousand at December 31, 2010, which is made up of an outstanding balance of $1.1 million, with a valuation allowance of $439 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2010 resulted in a write-down of $2.2 million during 2010.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$171,129	$171,129
Loans held for sale	20,748	22,283
Loans receivable—net	2,112,819	2,151,932
Federal Reserve Bank stock	6,372	N/A
Federal Home Loan Bank stock	16,285	N/A
Accrued interest receivable	8,069	8,069
Customers’ liabilities on acceptances	11,360	11,360

Financial Liabilities:
Noninterest-bearing deposits	$(432,616)	$(432,616)
Saving and other interest bearing demand deposits	(838,722)	(838,722)
Time deposits	(960,842)	(964,917)
Borrowings from Federal Home Loan Bank	(300,000)	(313,683)
Subordinated debentures	(39,268)	(39,682)
Secured borrowing	0	0
Accrued interest payable	(3,382)	(3,382)
Bank’s liabilities on acceptances outstanding	(11,360)	(11,360)

	December 31, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$172,331	$172,331
Loans held for sale	23,702	25,364
Loans receivable—net	2,043,806	2,076,384
Federal Reserve Bank stock	6,367	N/A
Federal Home Loan Bank stock	17,717	N/A
Accrued interest receivable	8,648	8,648
Customers’ liabilities on acceptances	11,528	11,528

Financial Liabilities:
Noninterest-bearing deposits	$(388,731)	$(388,731)
Saving and other interest bearing demand deposits	(814,848)	(814,848)
Time deposits	(972,535)	(977,762)
Borrowings from Federal Home Loan Bank	(350,000)	(365,167)
Subordinated debentures	(39,268)	(39,649)
Secured borrowing	(11,758)	(11,758)
Accrued interest payable	(4,830)	(4,830)
Bank’s liabilities on acceptances outstanding	(11,528)	(11,528)

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

13.	Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$6,318	$(15,877)	$13,064	$(18,409)

Unrealized holding gains on securities available-for sale and interest only strips	3,384	5,532	3,127	10,429
Reclassification adjustments for gains realized in income	(6)	(96)	(6)	(6,392)

Net unrealized gain	3,378	5,436	3,121	4,037
Tax expense (benefit)	1,318	2,137	1,224	1,559

Net of tax amount	$2,060	$3,299	$1,897	$2,478

Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	$(11)	$(11)	$(22)	$(22)

Net unrealized loss	(11)	(11)	(22)	(22)
Tax benefit	(4)	(4)	(9)	(9)

Net of tax amount	$(7)	$(7)	$(13)	$(13)

Total other comprehensive income	$2,053	$3,292	$1,884	$2,465

Comprehensive income (loss)	$8,371	$(12,585)	$14,948	$(15,944)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of June 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant is ten years. On December 3, 2009, US Treasury approved the Company’s request for an adjustment to the Company’s warrant share position due to a qualified equity offering in November 2009, which is discussed below. The adjusted number of warrants are 521,266, or 50% of original issuance of 1,042,531.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2011
Total capital (to risk-weighted assets):
Company	$418,151	17.7%	$189,104	8.0%	N/A	N/A
Bank	$409,201	17.3%	$188,894	8.0%	$236,118	10.0%
Tier I capital (to risk-weighted assets):
Company	$388,176	16.4%	$94,552	4.0%	N/A	N/A
Bank	$379,259	16.1%	$94,447	4.0%	$141,671	6.0%
Tier I capital (to average assets):
Company	$388,176	13.3%	$116,605	4.0%	N/A	N/A
Bank	$379,259	13.0%	$116,587	4.0%	$145,734	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010
Total capital (to risk-weighted assets):
Company	$403,298	17.7%	$182,389	8.0%	N/A	N/A
Bank	$393,292	17.3%	$182,065	8.0%	$227,581	10.0%
Tier I capital (to risk-weighted assets):
Company	$374,353	16.4%	$91,194	4.0%	N/A	N/A
Bank	$364,397	16.0%	$91,032	4.0%	$136,549	6.0%
Tier I capital (to average assets):
Company	$374,353	12.6%	$118,718	4.0%	N/A	N/A
Bank	$364,397	12.3%	$118,742	4.0%	$148,427	5.0%

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

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$37,294	$36,593	$74,488	$75,254
Interest expense	7,963	9,785	16,274	23,203

Net interest income	29,331	26,808	58,214	52,051
Provision for loan losses	10,047	42,323	15,309	67,730

Net interest income after provision for loan losses	19,284	(15,515)	42,905	(15,679)
Non-interest income	7,684	3,460	12,194	12,844
Non-interest expense	16,886	15,967	33,581	30,151

Income (loss) before income tax expense (benefit)	10,082	(28,022)	21,518	(32,986)
Income tax expense (benefit)	3,764	(12,145)	8,454	(14,577)

Net income (loss)	$6,318	$(15,877)	$13,064	$(18,409)

Dividends and discount accretion on preferred stock	$(1,075)	$(1,073)	$(2,150)	$(2,144)

Net income (loss) available to common stockholders	$5,243	$(16,950)	$10,914	$(20,553)

Per Share Data:
Earnings (loss) per common share - basic	$0.14	$(0.45)	$0.29	$(0.54)
Earnings (loss) per common share - diluted	$0.14	$(0.45)	$0.29	$(0.54)
Book value (period end, excluding preferred stock and warrants)	$8.02	$7.52	$8.02	$7.52
Common shares outstanding	38,097,327	37,956,527	38,097,327	37,956,527
Weighted average shares - basic	38,047,371	37,921,885	38,017,473	37,875,494
Weighted average shares - diluted	38,082,023	37,921,885	38,079,650	37,875,494

Statement of Financial Condition Data - at Period End:
Assets	$2,967,288	$2,901,065	$2,967,288	$2,901,065
Securities available for sale	472,420	426,158	472,420	426,158
Gross loans, net of deferred loan fees and costs * (excludes loans held for sale)	2,190,039	2,110,873	2,190,039	2,110,873
Deposits	2,232,180	2,130,389	2,232,180	2,130,389
Federal Home Loan Bank borrowings	300,000	350,000	300,000	350,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	372,539	351,629	372,539	351,629

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,933,003	$2,899,677	$2,934,546	$3,037,248
Securities available for sale	501,298	459,883	513,751	560,394
Gross loans, including loans held for sale *	2,190,436	2,177,523	2,179,150	2,188,942
Deposits	2,193,191	2,109,103	2,175,746	2,241,077
Stockholders’ equity	369,485	367,038	366,343	369,686
Selected Performance Ratios:
Return on average assets (1) (7)	0.86%	(2.19)%	0.89%	(1.21)%
Return on average stockholders’ equity (1) (7)	6.84%	(17.30)%	7.13%	(9.96)%
Non-interest expense to average assets (1)	2.30%	2.20%	2.29%	1.99%
Efficiency ratio (2)	45.62%	52.75%	47.69%	46.46%
Net interest margin (3) *	4.16%	3.86%	4.15%	3.60%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	13.32%	12.69%	13.32%	12.69%
Tier 1 risk-based capital ratio	16.42%	16.01%	16.42%	16.01%
Total risk-based capital ratio	17.69%	17.28%	17.69%	17.28%
Tangible common equity ratio (8)	10.21%	9.74%	10.21%	9.74%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.73%	2.98%	2.73%	2.98%
Allowance for loan losses to non-performing loans (excludes accruing restructured loans)	168.70%	131.17%	168.70%	131.17%
Allowance for loan losses to non-performing loans (includes accruing restructured loans)	116.66%	76.84%	116.66%	76.84%
Total non-performing loans (excludes accruing restructured loans) to gross loans	1.62%	2.27%	1.62%	2.27%
Total non-performing loans (includes accruing restructured loans) to gross loans	2.34%	3.88%	2.34%	3.88%
Total non-performing assets to total assets (6)	1.87%	2.99%	1.87%	2.99%

*	Excludes the guaranteed portion of delinquent SBA loans
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned, and accruing restructured loans.
(7)	Based on net loss before effect of dividends and discount accretion on preferred stock.
(8)	Excludes TARP preferred stock, net of discount, of $64.7 million and $63.7 million and stock warrants of $2.4 million and $2.4 million at June 30, 2011 and 2010, respectively.

Results of Operations

Overview

Our total assets increased $4.0 million, or 0.1%, to $2.97 billion at June 30, 2011, from $2.96 billion at December 31, 2010. Gross loans receivable increased 3% during the six months ended June 30, 2011. Our deposits also increased $56.1 million, or 3%, to $2.23 billion at June 30, 2011 from $2.18 billion at December 31, 2010. The increase was driven primarily by growth in non-interest bearing demand deposits and money market accounts. Investment securities declined 11% during the first six months of 2011 as a result of paydowns and maturities.

Our net income available to common stockholders for the second quarter of 2011 was $5.2 million, or $0.14 per diluted common share, compared to the net loss available to common stockholders of $(17.0) million, or $(0.45) per diluted common share, for the same period of 2010, representing an increase in net income of $22.2 million, or 130.9%. The improvement in results of operations is primarily due to a decrease in the provision for loan losses.

The annualized income (loss) on average assets was 0.86% for the second quarter of 2011, compared to (2.19)% for the same period of 2010. The annualized income (loss) on average equity was 6.84% for the second quarter of 2011, compared to (17.30)% for the same period of 2010. The efficiency ratio was 45.62% for the second quarter of 2011, compared to 52.75% for the same period of 2010.

Our net income available to common stockholders for the six months ended June 30, 2011 was $10.9 million, or $0.29 per diluted common share, compared to the net loss available to common stockholders of ($20.6) million, or ($0.54) per diluted common share, for the same period of 2010, representing an increase in net income of $31.5 million, or 153.1%. The improvement in results of operations is primarily due to a decrease in the provision for loan losses.

The annualized income (loss) on average assets was 0.89% for the six months ended June 30, 2011, compared to (1.21)% for the same period of 2010. The annualized income (loss) on average equity was 7.13% for the six months ended June 30, 2011, compared to (9.96)% for the same period of 2010. The efficiency ratio was 47.69% for the six months ended June 30, 2011, compared to 46.46% for the same period of 2010.

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

Net interest income before provision for loan losses was $29.3 million for the second quarter of 2011, an increase of $2.5 million, or 9%, compared to $26.8 million for the same period of 2010. The increase is primarily due to an improvement in the net interest margin. The net interest margin improved to 4.16% for the second quarter 2011, compared to 3.86% for the same period of 2010. The improvement in the net interest margin was primarily due to lower rates paid on time deposits and interest-bearing demand deposits. The cost of time deposits decreased to 1.20% for the second quarter of 2011 from 1.49% for the same period of 2010. The cost of interest-bearing demand deposits also decreased to 0.87% for the second quarter of 2011 from 1.08% for the same period of 2010.

Interest income for the second quarter of 2011 was $37.3 million compared to $36.6 million for the same period of 2010. The increase of $701 thousand was primarily the result of a $245 thousand increase in interest income due to an increase in the average yield earnings on average interest-earnings assets and a $456 thousand increase in interest income due to an increase in the volume of average interest-earning assets.

Interest expense for the second quarter of 2011 was $8.0 million, a decrease of $1.8 million, or 19%, compared to interest expense of $9.8 million for the same quarter of 2010. The decrease was the result of a $1.3 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $486 thousand decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net interest income before provision for loan losses was $58.2 million for the six months ended June 30, 2011, an increase of $6.1 million, or 12%, compared to $52.1 million for the same period of 2010. The increase is primarily due to an improvement in the net interest margin. The net interest margin improved to 4.15% for the six months ended June 30, 2011, compared to 3.60% for the same period of 2010. The improvement in the net interest margin was primarily caused by the downward repricing of our interest bearing liabilities.

Interest income for the six months ended June 30, 2011 was $74.5 million compared to $75.3 million for the same period of 2010. Interest income decreased $1.1 million due to a decrease in the volume of average interest-earning assets, which was offset by an increase in the average yield on average interest-earning assets of $321 thousand.

Interest expense for the six months ended June 30, 2011 was $16.3 million, a decrease of $6.9 million, or 30%, compared to interest expense of $23.2 million for the same period of 2010. The decrease was primarily the result of a $4.9 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $2.0 million decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net Interest Margin

During the second quarter of 2011, our net interest margin increased 30 basis points to 4.16% from 3.86% for the same period of 2010. The improvement in the net interest margin was primarily due to lower rates paid on time deposits and interest-bearing demand deposits. The cost of time deposits decreased to 1.20% for the second quarter of 2011 from 1.49% for the same period of 2010. The cost of interest-bearing demand deposits also decreased to 0.87% for the second quarter of 2011 from 1.08% for the same period of 2010.

The weighted average yield on the loan portfolio for the second quarter of 2011 decreased 10 basis points to 6.07% from 6.17% for the same period of 2010. At June 30, 2011, fixed rate loans were 45% of the loan portfolio, compared to 51% at June 30, 2010, reflecting the emphasis on variable rate commercial business loans. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at June 30, 2011 was 4.91% and 7.06%, respectively, compared to 4.76% and 7.19% at June 30, 2010.

The weighted average yield on securities available-for-sale for the second quarter of 2011 increased 65 basis points to 3.16% from 2.51% for the same period of 2010. The increase was primarily attributable to a higher level of premium amortization for FNMA and FHLMC mortgage related securities during the second quarter of 2010. The higher level of premium amortization was due to accelerated prepayments resulting from the buyouts of seriously delinquent mortgage loans from the special purpose entities of FNMA and FHLMC.

The weighted average cost of deposits for the second quarter of 2011 decreased 26 basis points to 0.93% from 1.19% for the same period of 2010, driven primarily by the decrease in the cost of time deposits and interest-bearing demand deposits and the increase in the average balance of non-interest bearing demand deposits.

The weighted average cost of FHLB advances for the second quarter of 2011 decreased 22 basis points to 3.23% for the second quarter of 2011, compared to 3.45% for the same period of 2010, as maturing advances with higher rates were paid in full or refinanced at lower rates.

Following are selected weighted average data on a spot rate basis at June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Weighted average loan portfolio yield (excluding discounts)	5.89%	5.99%
Weighted average securities available-for-sale portfolio yield	3.29%	2.93%
Weighted average cost of deposits	0.89%	1.07%
Weighted average cost of total interest-bearing deposits	1.11%	1.28%
Weighted average cost of FHLB advances	3.19%	3.42%
Net interest margin	4.05%	3.83%

Prepayment penalty income for the second quarter of 2011 and 2010 was $34 thousand and $123 thousand, respectively. Non-accrual interest income reversed was $237 thousand and $304 thousand for the second quarter of 2011 and 2010, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the second quarter 2011 and 2010 would have been as 4.19% and 3.89%, respectively.

During the six months ended June 30, 2011, our net interest margin increased 55 basis points to 4.15% from 3.60% for the same period of 2010. The weighted average yield on the loan portfolio for the six months ended June 30, 2011 slightly decreased by 3 basis points to 6.13% from 6.16% for the same period of 2010.

The weighted average yield on our investment securities for the six months ended June 30, 2011 increased 22 basis points to 3.07% from 2.85% for the same period of 2010. The increase was for the reasons mentioned previously in the second quarter discussion.

The weighted average cost of deposits for the six months ended June 30, 2011 decreased 51 basis points to 0.95% from 1.46% for the same period of 2010. The cost of time deposits decreased 71 basis points to 1.23% from 1.94%, accounting for a substantial portion of the decrease. The decrease in the weighted average cost of deposits was for the same reasons mentioned previously in the second quarter discussion.

Prepayment penalty income for the six months ended June 30, 2011 and 2010 was $263 thousand and $296 thousand, respectively. Non-accrual interest income reversed was $337 thousand and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the six months ended June 30, 2011 and 2010 would have been 4.15% and 3.65%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,190,436	$33,150	6.07%	$2,177,523	$33,510	6.17%
Securities available for sale (3)	501,298	3,965	3.16%	459,883	2,884	2.51%
FRB and FHLB stock and other investments	132,957	179	0.54%	142,210	192	0.54%
Federal funds sold	—	—	N/A	4,615	7	0.61%

Total interest earning assets	$2,824,691	$37,294	5.29%	$2,784,231	$36,593	5.27%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$710,948	$1,545	0.87%	$591,012	$1,603	1.08%
Savings	126,238	729	2.32%	135,906	828	2.44%
Time deposits:
$100,000 or more	315,278	381	0.49%	461,708	1,349	1.17%
Other	623,361	2,435	1.57%	571,790	2,499	1.75%

Total time deposits	938,639	2,816	1.20%	1,033,498	3,848	1.49%

Total interest bearing deposits	1,775,825	5,090	1.15%	1,760,416	6,279	1.43%

FHLB advances	300,000	2,412	3.23%	350,000	3,012	3.45%
Other borrowings	42,624	461	4.27%	40,927	494	4.78%

Total interest bearing liabilities	2,118,449	$7,963	1.51%	2,151,343	$9,785	1.82%

Non-interest bearing demand deposits	417,366			348,687

Total funding liabilities / cost of funds	$2,535,815		1.26%	$2,500,030		1.57%

Net interest income/net interest spread		$29,331	3.78%		$26,808	3.45%

Net interest margin			4.16%			3.86%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			4.20%			3.90%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			4.19%			3.89%

Cost of deposits:
Non-interest demand deposits	$417,366	$—		$348,687	$—
Interest bearing deposits	1,775,825	5,090	1.15%	1,760,416	6,279	1.43%

Total deposits	$2,193,191	$5,090	0.93%	$2,109,103	$6,279	1.19%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Non-accrual interest income reversed was $237 thousand and $304 thousand for the three months ended June 30, 2011 and 2010, respectively.
(5)	Loan prepayment fee income excluded was $34 thousand and $123 thousand for the three months ended June 30, 2011 and 2010, respectively.

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,179,150	$66,235	6.13%	$2,188,942	$66,858	6.16%
Securities available for sale (3)	513,751	7,895	3.07%	560,395	7,972	2.85%
FRB and FHLB stock and other investments	135,016	358	0.53%	154,134	375	0.49%
Federal funds sold	—	—	N/A	12,265	49	0.79%

Total interest earning assets	$2,827,917	$74,488	5.31%	$2,915,736	$75,254	5.20%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$695,686	$3,009	0.87%	$548,077	$2,894	1.06%
Savings	126,449	1,439	2.29%	135,177	1,633	2.44%
Time deposits:
$100,000 or more	318,475	837	0.53%	681,367	6,308	1.87%
Other	631,907	4,936	1.58%	536,127	5,391	2.03%

Total time deposits	950,382	5,773	1.23%	1,217,494	11,699	1.94%

Total interest bearing deposits	1,772,517	10,221	1.16%	1,900,748	16,226	1.72%

FHLB advances	312,238	4,984	3.22%	350,000	5,997	3.45%
Other borrowings	48,822	1,069	4.35%	40,350	980	4.83%

Total interest bearing liabilities	2,133,577	16,274	1.54%	2,291,098	23,203	2.04%
Non-interest bearing demand deposits	403,229			340,329

Total funding liabilities / cost of funds	$2,536,806		1.29%	$2,631,427		1.78%

Net interest income/net interest spread		$58,214	3.77%		$52,051	3.16%

Net interest margin			4.15%			3.60%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			4.17%			3.67%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			4.16%			3.65%

Cost of deposits:
Non-interest demand deposits	$403,229	$—		$340,329	$—
Interest bearing deposits	1,772,517	10,221	1.16%	1,900,749	16,226	1.72%

Total deposits	$2,175,746	$10,221	0.95%	$2,241,078	$16,226	1.46%

*	Annualized

(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $337 thousand and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.
(5)	Loan prepayment fee income excluded was $263 thousand and $296 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

	Three months ended June 30, 2011 over June 30, 2010
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$(360)	$(558)	$198
Interest on securities	1,081	804	277
Interest on other investments	(13)	(1)	(12)
Interest on federal funds sold	(7)	—	(7)

Total interest income	$701	$245	$456

INTEREST EXPENSE:
Interest on demand deposits	$(58)	$(351)	$293
Interest on savings	(99)	(42)	(57)
Interest on time deposits	(1,032)	(701)	(331)
Interest on FHLB borrowings	(600)	(189)	(411)
Interest on other borrowings	(33)	(53)	20

Total interest expense	$(1,822)	$(1,336)	$(486)

Net Interest Income	$2,523	$1,581	$942

	Six months ended June 30, 2011 over June 30, 2010
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$(623)	$(325)	$(298)
Interest on securities	(77)	614	(691)
Interest on other investments	(17)	32	(49)
Interest on federal funds sold	(49)	—	(49)

Total interest income	$(766)	$321	$(1,087)

INTEREST EXPENSE:
Interest on demand deposits	$115	$(580)	$695
Interest on savings	(194)	(92)	(102)
Interest on time deposits	(5,926)	(3,712)	(2,214)
Interest on FHLB borrowings	(1,013)	(393)	(620)
Interest on other borrowings	89	(103)	192

Total interest expense	$(6,929)	$(4,880)	$(2,049)

Net Interest Income	$6,163	$5,201	$962

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

The provision for loan losses for the second quarter of 2011 was $10.0 million, a decrease of $32.3 million, or 76%, from $42.3 million for the same period last year. The decrease is primarily due to lower charge-offs for the three most recent quarters resulting in lower historical loss rates that are used to calculate general reserve requirements. Net charge-offs decreased to $13.7 million for the three months ended June 30, 2011, compared to $43.3 million for the same period last year. The higher net charge-offs during the same period of last year were primarily due to the transfer of $63.3 million of problem loans to loans held for sale, resulting in additional loan charge offs, other valuation adjustments of $26.7 million to mark such assets to estimated fair market value, less selling costs. The $10.0 million loan loss provision for the second quarter of 2011 was allocated among three operating segments as follows: banking operations $4.8 million, trade finance services ($0.1) million and Small Business Administration $5.4 million.

During the second quarter of 2011, the Company completed or entered into loan sale contracts totaling $25.6 million, compared to $63.3 million during the same period of last year. Loans totaling $10.5 million, against which the Company had a $2.5 million reserve, were sold in private transactions at an average discount of 27% or $2.9 million. The remaining $15.1 million of loans against which the Company had a $1.4 million reserve, were sold in a pool transaction at a discount of 52%, or $7.9 million. The larger discount on the loan pool sale was primarily due to both the relatively small size of the total loan pool and the small size of the individual loans within the pool. The diverse geographical locations of the individual loans sold also contributed to the discount. The Company determined that the sale of problem loans was a better alternative than holding such loans, which would have required long workout period.

The provision for loan losses for the six months ended June 30, 2011 was $15.3 million, a decrease of $52.4 million, or 77%, from $67.7 million for the same period last year. The decrease is also due to the same reasons previously discussed for the second quarter. Net charge-offs decreased to $17.9 million, compared to $64.2 million for the same period last year. The higher net charge-offs during the same period of last year were primarily due to the transfer of $63.3 million of problem loans to loans held for sale, resulting in additional loan charge offs, other valuation adjustments of $26.7 million to mark such assets to estimated fair market value, less selling costs. The $15.3 million loan loss provision for the six months ended June 30, 2011 was allocated among three operating segments as follows: banking operations $4.6 million, trade finance services $1.9 million and Small Business Administration $8.8 million.

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

Non-interest income for the second quarter of 2011 was $7.7 million, compared to $3.5 million for the same quarter of 2010, an increase of $4.2 million, or 122%. The increase was primarily due to an increase of $4.0 million in net gains on sales of SBA loans. Net gains on sale of SBA loans were $4.4 million for the second quarter of 2011, an increase of $4.0 million from $329 thousand for the same period of 2010. The increase reflected higher levels of SBA loan production and sales. Of the net gains of $4.4 million, $1.5 million was due to recognition of deferred gains from sales of $15.3 million in SBA loans during the first quarter of 2011, and $2.9 million was from sales of $31.7 million in SBA loans originated during the second quarter of 2011.

Non-interest income for the six months ended June 30, 2011 was $12.2 million compared to $12.8 million for the same period of 2010, a decrease of $0.6 million, or 5%. The decrease was primarily due to a decrease in net gains on sales of securities available for sale of $6.4 million, offset by an increase in net gains on sales of SBA loans of $5.1 million. During the six months ended June 30, 2011, no securities were sold. During the same period in 2010, we sold $201.8 million in securities available for sale at net gains of $6.3 million. The increase in net gains on sales of SBA loans is also due to the same reasons previously discussed for the second quarter.

The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,413	$1,572	$(159)	-10.1%
International service fees	669	613	56	9.1%
Loan servicing fees, net	418	443	(25)	-5.6%
Wire transfer fees	348	302	46	15.2%
Other income and fees	557	517	40	7.7%
Net gains on sales of SBA loans	4,354	329	4,025	1,223.4%
Net gains on sales of other loans	—	650	(650)	-100.0%
Net gains on sales securities available for sale	6	96	(90)	-93.8%
Net valuation losses on interest rate contracts	(106)	(495)	389	-78.6%
Net gains (losses) on sale of OREO	25	(567)	592	-104.4%

Total non-interest income	$7,684	$3,460	$4,224	122.1%

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$2,910	$3,191	$(281)	-8.8%
International service fees	1,239	1,152	87	7.6%
Loan servicing fees, net	881	900	(19)	-2.1%
Wire transfer fees	670	595	75	12.6%
Other income and fees	1,064	870	194	22.3%
Net gains on sales of SBA loans	5,514	372	5,142	1,382.3%
Net gains on sales of other loans	—	650	(650)	-100.0%
Net gains on sales securities available for sale	6	6,392	(6,386)	-99.9%
Net valuation losses on interest rate contracts	(117)	(726)	609	-83.9%
Net gains (losses) on sale of OREO	27	(552)	579	-104.9%

Total non-interest income	$12,194	$12,844	$(650)	-5.1%

Non-interest Expense

Non-interest expense for the second quarter of 2011 was $16.9 million, an increase of $919 thousand, or 6%, from $16.0 million for the same period of last year. The increase was primarily due to increases in salaries and benefits expense, partially offset by a decrease in credit-related expense. Salaries and benefits expense increased $1.6 million, or 28%, to $7.6 million for the second quarter of 2011, compared to $6.0 million for the same period of 2010. The increase is due to an increase in the number of full-time equivalent (FTE) employees, which increased to 369 at June 30, 2011 from 347 at June 30, 2010, an increase of $546 thousand in vacation and bonus accrual, an increase of $146 thousand in group insurance expense due to the increase in premium costs, and an increase of $141 thousand in 401(k) plan contributions, as the Company reinstated the company matching program effective January 1, 2011. The year-over-year increase in FTE employees was a due to a number of factors including the opening of two new branches in our Eastern Region, the addition of business development and servicing staff, and increasing our staffing in Information Technology and Risk Management. Credit related expense decreased $738 thousand, or 42%, to $1.0 million for the second quarter of 2011, compared to $1.7 million for the same period of 2010. The decrease was primarily due to higher OREO valuation allowances and higher allowance for unfunded loan commitments in the second quarter of 2010.

Non-interest expense for the six months ended June 30, 2011 was $33.6 million, an increase of $3.4 million, or 11%, compared to $30.2 million for the same period of 2010. The increase was primarily due to increase in salaries and benefits expense, which increased $3.2 million, or 28%, to $14.8 million for the second quarter of 2011. Salaries and benefits expense was higher for the reasons mentioned previously.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,625	$5,977	$1,648	27.6%
Occupancy	2,445	2,424	21	0.9%
Furniture and equipment	934	884	50	5.7%
Advertising and marketing	594	612	(18)	-2.9%
Data processing and communications	923	1,051	(128)	-12.2%
Professional fees	769	756	13	1.7%
FDIC assessment	877	1,191	(314)	-26.4%
Credit related expenses	1,004	1,742	(738)	-42.4%
Other	1,715	1,330	385	28.9%

Total non-interest expense	$16,886	$15,967	$919	5.8%

	Six Months Ended June 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$14,779	$11,570	$3,209	27.7%
Occupancy	4,882	4,851	31	0.6%
Furniture and equipment	1,869	1,662	207	12.5%
Advertising and marketing	1,173	1,071	102	9.5%
Data processing and communications	1,906	1,984	(78)	-3.9%
Professional fees	1,478	1,458	20	1.4%
FDIC assessment	2,166	2,558	(392)	-15.3%
Credit related expenses	1,748	2,305	(557)	-24.2%
Other	3,580	2,692	888	33.0%

Total non-interest expense	$33,581	$30,151	$3,430	11.4%

Provision for Income Taxes

Income tax expense (benefit) was $3.8 million and ($12.1) million for the second quarter ended June 30, 2011 and 2010, respectively. The effective income tax rate for the quarters ended June 30, 2011 and 2010 was 37.3% and (43.3%), respectively. Income tax expense (benefit) was $8.5 million and ($14.6) million for the six months ended June 30, 2011 and 2010, respectively. The effective income tax rate for the six months ended June 30, 2011 and 2010 was 39.3% and (44.2%), respectively. The higher effective benefit tax rate during the quarter and six months ended June 30, 2010 compared to the statutory tax rate was primarily due to the impact of state taxes and tax credits in a loss year. The effective tax rate will vary from quarter to quarter depending on the level of tax credits applied during the quarter. Tax credits primarily consist of Enterprise Zone tax credits related to applicable loans located within the economically depressed areas in California.

Financial Condition

At June 30, 2011, our total assets were $2.97 billion, an increase of $4.0 million, or 0.1%, from $2.96 billion at December 31, 2010.

Investment Securities Portfolio

As of June 30, 2011, we had $472.4 million in available-for-sale securities, compared to $528.3 million of such securities at December 31, 2010. The net unrealized gain on the available-for sale securities at June 30, 2011 was $7.2 million, compared to a net unrealized gain on such securities of $4.1 million at December 31, 2010. During the six months ended June 30, 2011, $47.8 million in mortgage related securities were paid down and $28.3 million in securities were either called or matured. No securities were sold or purchased during the six months ended June 30, 2011. During the same period of last year, we sold $201.8 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains of $6.3 million.

Loan Portfolio

As of June 30, 2011, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale and the guaranteed portion of delinquent SBA loans, increased $56 million, to $2.19 billion from $2.13 billion at December 31, 2010. New loan production during the six months ended June 30, 2011 was $204.2 million, compared to $151.0 million during the same period of 2010.

All of the loans that we originate are subject to our underwriting guidelines and loan origination standards. We have undertaken a number of actions to minimize risks in response to the economic downturn, the related increase in nonperforming assets, and regulatory actions. We have enhanced our loan origination quality control practices by improving our appraisal review process to continue to comply with all new regulations and standards. We have expanded our loan review and monitoring process to include the review and monitoring of pass graded loans as well as problem loans in an attempt to improve early detection of potential problem loans. In addition, the loan review and monitoring process includes steps to verify compliance with internal lending policies and procedures. Finally, we have added additional qualified personnel to our credit administration function.

These tightened underwriting standards and credit practices may adversely impact loan origination volumes. However, we believe that there will likely be beneficial long term impact on credit performance and loan quality.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
		(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,748	—%	$2,263	—%
Commercial & industrial	1,564,091	71%	1,524,650	71%
Construction	35,323	2%	46,900	2%

Total real estate loans	1,602,162	73%	1,573,813	74%
Commercial business	509,324	23%	491,811	23%
Trade finance	69,184	3%	57,430	3%
Consumer and other	11,755	1%	13,268	1%

Total loans outstanding	2,192,425	100%	2,136,322	100%

Less: deferred loan fees	(2,386)		(2,261)

Gross loans receivable	2,190,039		2,134,061
Less: allowance for loan losses	(59,696)		(62,320)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,130,343		2,071,741
Guaranteed portion of delinquent SBA loans	12,407		13,684

Loans receivable, net	$2,142,750		$2,085,425

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $34.6 million at June 30, 2011 and $48.1 million at December 31, 2010 and SBA loans included in commercial and industrial real estate loans were $57.5 million at June 30, 2011 and $57.5 million at December 31, 2010.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Loan commitments	$243,474	$205,752
Standby letters of credit	15,243	9,777
Other commercial letters of credit	40,913	30,180

	$299,630	$245,709

Non-performing Assets

Nonperforming assets, which include non-accrual loans, loans past due 90 days or more and accruing restructured loans, and other real estate owned, were $55.6 million at June 30, 2011, compared to $80.5 million at December 31, 2010. Restructured loans that are accruing as defined by FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”, decreased to $15.8 million at June 30, 2011, compared to $35.1 million at December 31, 2010, resulting from the removal of $19.7 million or 32 restructured loans from the TDR disclosures in the year after restructuring as these loans had sustained performance as agreed to under the modified loan terms. The ratio of nonperforming assets to gross loans plus OREO was 2.53% and 3.77% at June 30, 2011 and December 31, 2010, respectively.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$35,385	$43,803
Loans past due 90 days or more, still accruing	—	—

Total Nonperforming Loans	35,385	43,803
Other real estate owned	4,404	1,581
Restructured loans	15,787	35,103

Total Nonperforming Assets	$55,576	$80,487

Nonperforming loans (excludes accruing restructured loans) to total gross loans*, excluding loans held for sale	1.62%	2.05%
Nonperforming loans (includes accruing restructured loans) to total gross loans*, excluding loans held for sale	2.34%	3.70%
Nonperforming assets to gross loans* plus OREO	2.53%	3.77%
Nonperforming assets to total assets	1.87%	2.72%
Allowance for loan losses to non-performing loans (excludes accruing restructured loans)*	168.70%	142.27%
Allowance for loan losses to non-performing loans (includes accruing restructured loans)*	116.66%	78.98%

*	Excludes the guaranteed portion of delinquent SBA loans as these are 100% guaranteed by the SBA.

Allowance for Loan Losses

The allowance for loan losses was $59.7 million at June 30, 2011, compared to $62.3 million at December 31, 2010. We recorded a provision for loan losses of $15.3 million during the six months ended June 30, 2011, compared to $67.7 million for the same period of 2010. The allowance for loan losses was 2.73% of gross loans at June 30, 2011 and 2.92% of gross loans at December 31, 2010. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $76.2 million and $122.7 million as of June 30, 2011 and December 31, 2010, respectively, with specific allowances of $13.2 million and $21.1 million, respectively. The decrease in the impaired loans by $46.5 million from December 31, 2010 to June 30, 2011 was primarily due to the sale of problem loans of $18.7 million during the six months ended June 30, 2011 and the return of $26.8 million to non-impaired status. The return to non-impaired status was based on the review of current financial information and payment performance.

Activity in the allowance for loan losses for the individual operating segments is as follows for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six Months Ended June 30, 2011
	Banking Operations	Trade Finance Services	Small Business Administration	TOTAL
	(Dollars in thousands)
Balance, beginning of period	$44,645	$3,515	$14,160	$62,320
Provision for loan losses	4,599	1,900	8,810	15,309
Loans charged off	(11,855)	(414)	(8,232)	(20,501)
Recoveries of charge-offs	1,691	219	658	2,568

Balance, end of period	$39,080	$5,220	$15,396	$59,696

	Year Ended December 31, 2010
	Banking Operations	Trade Finance Services	Small Business Administration	TOTAL
	(Dollars in thousands)
Balance, beginning of period	$38,285	$3,392	$17,747	$59,424
Provision for loan losses	51,607	5,146	27,877	84,630
Loans charged off	(47,418)	(5,088)	(32,146)	(84,652)
Recoveries of charge-offs	2,171	65	682	2,918

Balance, end of period	$44,645	$3,515	$14,160	$62,320

The impaired loans for the individual operating segments at the period indicated are set forth in the following table by class of loans:

	Six Months Ended June 30, 2011
	Banking Operations		Trade Finance Services		Small Business Administration		TOTAL
	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—	$—	—	—	$—	$—
Real Estate - Commercial
Retail	3,113	449	136	—	2,082	711	5,331	1,160
Hotel & Motel	3,706	14	—	—	14,028	4,686	17,734	4,700
Gas Station & Car Wash	2,581	—	—	—	3,714	1,120	6,295	1,120
Mixed Use	2,618	—	—	—	—	—	2,618	—
Industrial & Warehouse	2,231	—	—	—	4,515	601	6,746	601
Other	10,594	—	763	—	491	81	11,848	81
Real Estate - Construction	1,710	—	—	—	1,585	—	3,295	—
Commercial Business	10,559	2,132	6,903	1,426	4,259	1,977	21,721	5,535
Trade Finance	—	—	454	—	—	—	454	—
Consumer and Other	162	—	—	—	—	—	162	—

	$37,274	$2,595	$8,256	$1,426	$30,674	$9,176	$76,204	$13,197

*	Adjustment to recorded investment is not deemed material to this presentation.

	Year Ended December 31, 2010
	Banking Operations		Trade Finance Services		Small Business Administration		TOTAL
	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance
	(Dollars in thousands)
Real Estate - Residential	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate - Commercial
Retail	14,388	1,254	184	—	1,996	305	16,568	1,559
Hotel & Motel	6,193	180	—	—	7,775	807	13,968	987
Gas Station & Car Wash	4,569	—	—	—	3,770	1,411	8,339	1,411
Mixed Use	3,968	53	—	—	—	—	3,968	53
Industrial & Warehouse	2,978	1,020	—	—	4,928	709	7,906	1,729
Other	18,883	358	763	—	487	49	20,133	407
Real Estate - Construction	7,641	1,686	—	—	2,617	—	10,258	1,686
Commercial Business	24,467	10,079	11,545	518	4,978	2,673	40,990	13,270
Trade Finance	—	—	469	—	—	—	469	—
Consumer and Other	88	—	—	—	—	—	88	—

	$83,175	$14,630	$12,961	$518	$26,551	$5,954	$122,687	$21,102

*	Adjustment to recorded investment is not deemed material to this presentation.

The following tables provide the nonperforming loans (excludes accruing restructured loans) by class of loans for the individual operating segments:

	As of June 30, 2011
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Commercial
Retail	$2,118	$136	$2,021	$4,275
Hotel & Motel	—	—	1,700	1,700
Gas Station & Car Wash	2,582	—	2,518	5,100
Mixed Use	1,664	—	—	1,664
Industrial & Warehouse	2,231	—	475	2,706
Other	2,678	762	191	3,631
Construction	—	—	1,585	1,585

Total	11,273	898	8,490	20,661
Commercial business	6,506	5,000	2,382	13,888
Trade finance	—	454	—	454
Consumer and other	382	—	—	382

	$18,161	$6,352	$10,872	$35,385

*	Adjustment to recorded investment is not deemed material to this presentation.

	As of December 31, 2010
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Commercial
Retail	$371	$—	1,244	1,615
Hotel & Motel	—	—	1,187	1,187
Gas Station & Car Wash	1,060	—	1,994	3,054
Mixed Use	3,968	—	—	3,968
Industrial & Warehouse	2,978	—	712	3,690
Other	3,490	763	581	4,834
Construction	5,931	—	2,616	8,547

Total	17,798	763	8,334	26,895
Commercial business	7,988	5,355	2,648	15,991
Trade finance	—	469	—	469
Consumer and other	448	—	—	448

	$26,234	$6,587	10,982	43,803

*	Adjustment to recorded investment is not deemed material to this presentation.

The following tables present the past due loans greater than 30 days (includes non-accrual loans), by class of loans for the individual operating segments:

	As of June 30, 2011
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Commercial
Retail	$2,788	$136	$2,021	$4,945
Hotel & Motel	—	—	1,700	1,700
Gas Station & Car Wash	2,582	—	2,518	5,100
Mixed Use	1,664	—	37	1,701
Industrial & Warehouse	2,231	—	840	3,071
Other	2,679	762	818	4,259
Construction	—	—	1,585	1,585

Total	11,944	898	9,519	22,361
Commercial business	7,468	5,000	3,027	15,495
Trade finance	—	454	—	454
Consumer and other	393	—	—	393

	$19,805	$6,352	$12,546	$38,703

*	Adjustment to recorded investment is not deemed material to this presentation.

	As of December 31, 2010
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Residential	$46	$—	$—	$46
Commercial
Retail	632	—	2,214	2,846
Hotel & Motel	—	—	1,642	1,642
Gas Station & Car Wash	1,060	—	1,994	3,054
Mixed Use	4,331	—	38	4,369
Industrial & Warehouse	2,978	—	1,084	4,062
Other	3,490	763	790	5,043
Construction	5,931	—	2,616	8,547

Total	18,468	763	10,378	29,609
Commercial business	8,732	5,355	3,443	17,530
Trade finance	—	469	—	469
Consumer and other	491	—	—	491

	$27,691	$6,587	$13,821	$48,099

*	Adjustment to recorded investment is not deemed material to this presentation.

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Type
Real estate - Residential	$12	—%	$14	—%
Real estate - Commercial	37,589	71%	32,884	71%
Real estate - Construction	1,462	2%	3,396	2%
Commercial business	20,058	23%	24,930	23%
Trade finance	188	3%	192	3%
Consumer and other	387	1%	635	1%
Unallocated	—	N/A	269	N/A

Total	$59,696	100%	$62,320	100%

The reduction in the commercial business class of loans was primarily due to a decrease in impaired loans and the corresponding impaired reserve amounts. The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and other pertinent ratios as of the dates and for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,179,150	$2,188,942

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,190,039	$2,110,873

ALLOWANCE:
Balance-beginning of period	$62,320	$59,424
Less: Loan charge-offs:
Residential real estate	—	119
Commercial & industrial real estate	12,580	46,513
Construction	3,252	1,274
Commercial business loans	4,544	16,747
Trade finance	—	—
Consumer and other loans	123	1,082

	20,501	65,735

Plus: Loan recoveries
Commercial & industrial real estate	745	208
Commercial business loans	1,616	1,302
Consumer and other loans	207	59

	2,568	1,569

Net loan charge-offs	17,933	64,166
Provision for loan losses	15,309	67,730

Balance-end of period	$59,696	$62,988

Net loan charge-offs to average gross loans *	1.65%	5.86%
Allowance for loan losses to total loans at end of period	2.73%	2.98%
Net loan charge-offs to beginning allowance *	57.55%	215.96%
Net loan charge-offs to provision for loan losses	117.14%	94.74%

*	Annualized

(1)	Total loans are net of deferred loan fees and costs of $2.4 million and $2.5 million at June 30, 2011 and 2010, respectively. They also exclude the guaranteed portion of delinquent SBA loans of $12.4 million and $15.8 million at June 30, 2011 and 2010, respectively.

We believe the allowance for loan losses as of June 30, 2011 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2011, our deposits had increased by $56 million, or 3%, to $2.23 billion from $2.18 billion at December 31, 2010. The increase was driven by growth in non-interest bearing demand deposits, money market accounts and jumbo CDs. Retail deposits totaled $2.12 billion at June 30, 2011, an increase of $12 million from $2.11 billion at December 31, 2010. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $838.7 million at June 30, 2011, an increase of $23.9 million from $814.8 million at December 31, 2010.

At June 30, 2011, 19.4% of total deposits were non-interest bearing demand deposits, 43.0% were time deposits and 37.6% were interest bearing demand and savings deposits. By comparison, at December 31, 2010, 17.9% of total deposits were non-interest bearing demand deposits, 44.7% were time deposits, and 37.4% were interest bearing demand and saving deposits. Time deposits continue to dominate our deposit composition; however, our recent focus on increasing transaction accounts has helped to reduce our dependency on time deposits.

At June 30, 2011, we had $107.3 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $63.1 million and $200.0 million at December 31, 2010, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.11% at June 30, 2011 and were collateralized with securities with a carrying value of $228.6 million. The weighted average interest rate for brokered deposits was 0.51% at June 30, 2011.

The following is a schedule of CD maturities as of June 30, 2011:

Maturity Schedule of Time Deposits

(in thousands)

Quarter Ending	Balance*	Weighted Average Interest Rate
September 30, 2011	$152,424	1.46%
December 31, 2011	223,180	1.50%
March 31, 2012	135,598	1.42%
June 30, 2012	78,289	1.42%

Total one year or less	589,491	1.46%
Over one year	104,045	1.67%

Total time deposits	$693,536	1.49%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At June 30, 2011, we had $300.0 million of FHLB advances with average remaining maturities of 2.0 years, compared to $350.0 million with average remaining maturities of 2.2 years at December 31, 2010. The weighted average rate was 3.19% and 3.18% at June 30, 2011 and at December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, five wholly-owned subsidiary grantor trusts established at various times by Nara Bancorp had $38 million of outstanding pooled trust preferred securities (“trust preferred securities”). The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

We lease our banking facilities and equipment under non-cancelable operating leases under which we must make monthly payments over periods up to 30 years.

Stockholders’ Equity and Regulatory Capital

Historically, our primary source of capital has been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as needs arise, through the issuance of additional stock or debt. Based on our analysis of our capital needs (including any needs arising out of our financial condition and results of operations) and the input of our regulators, we may decide, or our regulators may require us, to raise additional capital. For example, we anticipate that we will raise additional capital through an offering of our common stock in connection with the pending Center Merger, although the amount of such an offering has not yet been finally decided upon.

Total stockholders’ equity was $372.5 million at June 30, 2011 compared to $358.6 million at December 31, 2010. The increase was primarily due to net income to common stockholders of $10.9 million for the six months ended June 30, 2011. Our ratio of tangible common equity to tangible assets was 10.21% at June 30, 2011, compared to 9.76% at December 31, 2010. The increase was attributable to the decrease in tangible assets.

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

At June 30, 2011, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $388.1 million, compared to $374.4 million at December 31, 2010, representing an increase of $13.8 million, or 4%. This increase was primarily due to the net income to common stockholders of $10.9 million for the six months ended June 30, 2011. At June 30, 2011, the total capital to risk-weighted assets ratio was 17.7% and the Tier I capital to risk-weighted assets ratio was 16.4%. The Tier I leverage capital ratio was 13.3%.

As of June 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of June 30, 2011 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$388,176	13.3%	$145,756	5.0%	$242,420	8.3%
Tier 1 risk-based capital ratio	$388,176	16.4%	$141,828	6.0%	$246,348	10.4%
Total risk-based capital ratio	$418,151	17.7%	$236,380	10.0%	$181,771	7.7%

Nara Bank
Tier I capital to total assets	$379,259	13.0%	$145,734	5.0%	$233,525	8.0%
Tier 1 risk-based capital ratio	$379,259	16.1%	$141,671	6.0%	$237,588	10.1%
Total risk-based capital ratio	$409,201	17.3%	$236,118	10.0%	$173,083	7.3%

	As of December 31, 2010 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$374,353	12.6%	$148,398	5.0%	$225,955	7.6%
Tier 1 risk-based capital ratio	$374,353	16.4%	$136,791	6.0%	$237,562	10.4%
Total risk-based capital ratio	$403,298	17.7%	$227,986	10.0%	$175,312	7.7%

Nara Bank
Tier I capital to total assets	$364,397	12.3%	$148,427	5.0%	$215,970	7.3%
Tier 1 risk-based capital ratio	$364,397	16.0%	$136,549	6.0%	$227,848	10.0%
Total risk-based capital ratio	$393,292	17.3%	$227,581	10.0%	$165,711	7.3%

Under federal banking law and regulations, dividends declared by the Bank in any calendar year may not, without the approval of the regulatory agency, exceed its net income for that year combined with its retained income from the preceding two years. However, the regulatory agency has previously issued a bulletin to all banks outlining guidelines limiting the circumstances under which banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest, that prior approval of the regulatory agency should be obtained before a dividend is paid if a bank is the subject of administrative action or if the payment could be viewed by the regulatory agency as unsafe or unusual. In 2009, the Bank agreed with its primary regulatory agencies to obtain their prior written approval before paying any dividends.

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

At June 30, 2011, our total borrowing capacity from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank was $909 million, of which $609 million was available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $444.3 million at June 30, 2011 compared to $510.5 million at December 31, 2010. Cash and cash equivalents, including federal funds sold were $171.1 million at June 30, 2011 compared to $172.3 million at December 31, 2010. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest-bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling non-interest expense, and enhancing non-interest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate and monitor risk.

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

Market risk is the risk of adverse impacts on our future earnings, the fair values of our assets and liabilities, or our future cash flows that may result from changes in the price of a financial instrument. The fundamental objective of our ALCO is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALCO meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2011, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2011		December 31, 2010
Simulated	Estimated Net Interest Income	Market Value Of Equity	Estimated Net Interest Income	Market Value Of Equity
Rate Changes	Sensitivity	Volatility	Sensitivity	Volatility
+ 200 basis points	3.48%	(3.44)%	(3.12)%	(4.62)%
+ 100 basis points	3.65%	(1.20)%	(2.92)%	(2.27)%
- 100 basis points	0.64%	0.14%	0.56%	0.24%
- 200 basis points	(4.04)%	(0.50)%	(4.33)%	(0.57)%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The court granted the Company’s motion for summary judgment in September 2010, in the Chung Lawsuit described in the Company’s Form 10K for the period ended December 31, 2010, and the case was dismissed. Chung filed an opening Appellate Brief on June 16, 2011 and our response is due on August 8, 2011.

On May 2, 2011, a purported shareholder class action was filed in Los Angeles Superior Court against 1) the directors of Center Financial Corporation (“Center”), 2) Center, and 3) Nara Bancorp, Inc. (Rational Strategies Fund vs. Jin Chul Jhung, et, al, Center Financial Corporation, and Nara Bancorp, Inc., Case #BC460783). The Complaint alleges the directors of Center breached their fiduciary duties of care, good faith and loyalty, in approving the proposed merger of Center and Nara Bancorp, and that all defendants failed to properly disclose material information in the registration statement relating to the merger that has been filed with the SEC. In addition, it alleges that Nara Bancorp, Inc. aided and abetted the Center directors’ alleged breaches of fiduciary duty. The complaint seeks damages in an unspecified amount, attorneys fees, interest and costs. The parties to the class action have signed a Memorandum of Understanding to settle this lawsuit, subject to court approval, by making certain additional disclosures, all of which appear in the amended Registration Statement filed by the Company on Form S-4 on July 15, 2011. Center has further agreed to pay, following consummation of the merger, up to $400,000 in plaintiff’s attorneys’ fees, if and to the extent awarded by the court. Any such payment would not become due until the merger is consummated and would be payable by the combined company.

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

NARA BANCORP, INC.

Date: August 8, 2011	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date: August 8, 2011

/s/ Philip E. Guldeman
Philip E. Guldeman
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

10.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 13, 2011, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 1.1, filed with the SEC on April 15, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith.