Form 10-Q
period 2011-09-30
NARA BANCORP INC
filed 2011-11-09
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011 there were 46,820,368 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available for sale securities declining significantly in value as interest rates rise; and regulatory risks associated with current and future regulations as well as the possibility of regulatory enforcement actions to which we are subject. For additional information concerning these and other risk factors, and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	(Unaudited)
	September 30, 2011	December 31, 2010
	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$32,976	$23,916
Interest-bearing deposit at Federal Reserve Bank	142,851	148,415

Total cash and cash equivalents	175,827	172,331

Securities available for sale, at fair value	455,789	528,262
Loans held for sale, at the lower of cost or fair value	31,342	26,927
Loans receivable, net of allowance for loan losses (September 30, 2011 - $60,009 ; December 31, 2010 - $62,320)	2,208,119	2,085,425
Other real estate owned, net	4,838	1,581
Federal Reserve Bank stock, at cost	6,372	6,367
Federal Home Loan Bank (FHLB) stock, at cost	15,561	17,717
Premises and equipment, net	9,408	10,915
Accrued interest receivable	8,257	8,648
Deferred tax assets, net	28,030	37,072
Customers’ liabilities on acceptances	9,343	11,528
Bank owned life insurance	24,677	24,117
Goodwill	2,509	2,509
Other intangible assets, net	302	534
Prepaid FDIC insurance	6,644	9,639
Other assets	29,109	19,724

Total assets	$3,016,127	$2,963,296

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
	September 30, 2011	December 31, 2010
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$454,842	$388,731
Interest bearing:
Money market and NOW accounts	711,748	688,593
Savings deposits	123,413	126,255
Time deposits of $100,000 or more	424,044	321,542
Other time deposits	553,149	650,993

Total deposits	2,267,196	2,176,114
Federal Home Loan Bank borrowings	300,000	350,000
Subordinated debentures	39,268	39,268
Other borrowings	701	11,758
Accrued interest payable	3,752	4,830
Acceptances outstanding	9,343	11,528
Other liabilities	12,252	11,235

Total liabilities	2,632,512	2,604,733

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A with a liquidation preference of $67,428,000 at September 30, 2011 and December 31, 2010	67,000	67,000
Preferred stock discount	(2,082)	(2,797)
Common stock, $0.001 par value; authorized, 150,000,000 and 100,000,000 shares at September 30, 2011 and December 31, 2010, respectively; issued and outstanding, 38,095,260 and 37,983,027 shares at September 30, 2011 and December 31, 2010, respectively	38	38
Capital surplus	172,065	171,364
Retained earnings	140,013	120,361
Accumulated other comprehensive income, net	6,581	2,597

Total stockholders’ equity	383,615	358,563

Total liabilities and stockholders’ equity	$3,016,127	$2,963,296

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the three and nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$34,902	$33,444	$101,137	$100,302
Interest on securities	3,843	3,438	11,738	11,410
Interest on federal funds sold and other investments	182	248	540	672

Total interest income	38,927	37,130	113,415	112,384

INTEREST EXPENSE:
Interest on deposits	4,977	5,968	15,198	22,194
Interest on FHLB advances	2,438	3,045	7,422	9,042
Interest on other borrowings	459	507	1,528	1,487

Total interest expense	7,874	9,520	24,148	32,723

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	31,053	27,610	89,267	79,661
PROVISION FOR LOAN LOSSES	3,483	11,100	18,792	78,830

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,570	16,510	70,475	831

NON-INTEREST INCOME:
Service fees on deposit accounts	1,352	1,637	4,262	4,828
International service fees	603	633	1,842	1,785
Loan servicing fees, net	464	492	1,345	1,392
Wire transfer fees	343	289	1,013	884
Other income and fees	534	539	1,598	1,409
Net gains on sales of SBA loans	823	308	6,337	680
Net gains (losses) on sales of other loans	(30)	3,725	(30)	4,375
Net gains on sales and calls of securities available for sale	64	4	70	6,396
Net valuation losses on interest rate swaps and caps	(3)	(226)	(120)	(952)
Net gains on sales of OREO	108	(62)	135	(614)

Total non-interest income	4,258	7,339	16,452	20,183

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,657	6,258	22,436	18,065
Occupancy	2,480	2,470	7,362	7,321
Furniture and equipment	984	952	2,853	2,614
Advertising and marketing	354	527	1,527	1,598
Data processing and communications	813	951	2,719	2,935
Professional fees	612	627	2,090	1,848
FDIC assessments	983	1,171	3,149	3,729
Credit related expenses	867	1,483	2,615	3,788
Merger-related expenses	574	0	1,465	0
Other	1,493	1,254	4,182	3,946

Total non-interest expense	16,817	15,693	50,398	45,844

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	15,011	8,156	36,529	(24,830)
INCOME TAX PROVISION (BENEFIT)	5,196	3,056	13,650	(11,521)

NET INCOME (LOSS)	$9,815	$5,100	$22,879	$(13,309)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,077)	$(1,073)	$(3,227)	$(3,217)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$8,738	$4,027	$19,652	$(16,526)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.23	$0.11	$0.52	$(0.44)
Diluted	$0.23	$0.11	$0.52	$(0.44)

See accompanying notes to condensed consolidated financial statements (unaudited)

NARA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

							Accumulated
		Preferred					Other
	Preferred	Stock	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Stock	Discount	Shares	Amount	Surplus	Earnings	Income (loss), net	Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$67,000	$(3,737)	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans			132,520		1,055
Tax effects of stock plans					(21)
Stock-based compensation					271
Preferred stock cash dividends accrued (5%)						(2,513)
Accretion on preferred stock discount		704				(704)
Comprehensive income:
Net loss						(13,309)		$(13,309)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax							2,663	2,663
Change in unrealized gain (loss) on interest-only strips, net of tax							1	1
Change in unrealized gain (loss) on interest rate swaps, net of tax							(20)	(20)

Total comprehensive income (loss)								$(10,665)

BALANCE, SEPTEMBER 30, 2010	$67,000	$(3,033)	37,956,527	$38	$171,111	$115,365	$5,621

							Accumulated
		Preferred					Other
	Preferred	Stock	Common Stock		Capital	Retained	Comprehensive	Comprehensive
	Stock	Discount	Shares	Amount	Surplus	Earnings	Income (loss), net	Income (loss)
	(In thousands, except share data)
BALANCE, JANUARY 1, 2011	$67,000	$(2,797)	37,983,027	$38	$171,364	$120,361	$2,597
Issuance of additional shares pursuant to various stock plans			112,233		510
Tax effects of stock plans					139
Stock-based compensation					52
Preferred stock cash dividends accrued (5%)						(2,512)
Accretion of preferred stock discount		715				(715)
Comprehensive income:
Net income						22,879		22,879
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax							3,999	3,999
Change in unrealized gain on interest-only strips, net of tax							5	5
Change in unrealized gain (loss) on interest rate swaps, net of tax							(20)	(20)

Total comprehensive income (loss)								26,863

BALANCE, SEPTEMBER 30, 2011	$67,000	$(2,082)	38,095,260	$38	$172,065	$140,013	$6,581

See accompanying notes to consolidated financial statements (unaudited).

NARA BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,879	$(13,309)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, net of discount accretion	6,242	8,600
Stock-based compensation expense	52	271
Provision for loan losses	18,792	78,830
Valuation adjustment of loans held for sale	35	0
Valuation adjustment of OREO	491	1,891
Proceeds from sales of loans	82,849	93,373
Originations of loans held for sale	(57,713)	(18,921)
Deferred gain on transfer of assets	0	(790)
Net gains on sales of SBA and other loans	(6,307)	(5,055)
Net change in bank owned life insurance	(560)	(362)
Net gains on sales and calls of securities available for sale	(70)	(6,396)
Net (gains) losses on sales of OREO	(135)	614
Net losses on dispositions of furniture and equipment	18	14
Net valuation losses on interest rate swaps and caps	120	952
Tax benefits from stock options exercised	139	0
Change in accrued interest receivable	391	2,655
Change in deferred income taxes	6,524	(11,066)
Change in prepaid FDIC insurance	2,995	3,371
Change in other assets	(9,534)	1,358
Change in accrued interest payable	(1,078)	(7,832)
Change in other liabilities	1,017	(3,580)

Net cash provided by operating activities	67,147	124,618

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(171,323)	(104,197)
Proceeds from sales of securities available for sale	0	208,141
Proceeds from sales of OREO	2,945	8,408
Purchase of premises and equipment	(833)	(2,452)
Purchase of securities available for sale	(64,517)	(96,741)
Purchase of Federal Reserve Bank stock	(5)	(1,963)
Redemption of Federal Home Loan Bank Stock	2,156	1,480
Proceeds from matured, called, or paiddown securities available for sale	139,903	196,159

Net cash provided by (used in) investing activities	(91,674)	208,835

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	91,082	(231,534)
Net change in secured borrowings	(11,057)	8,129
Payment of cash dividends on Preferred Stock	(2,512)	(2,513)
Proceeds from FHLB borrowings	0	10,000
Repayment of FHLB borrowings	(50,000)	(10,000)
Issuance of additional stock pursuant to various stock plans	510	1,055
Tax effects on issuance of shares from stock plan	0	(21)

Net cash used in financing activities	28,023	(224,884)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,496	108,569
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	172,331	125,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,827	$234,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,226	$40,555
Income taxes paid	$15,182	$146
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$6,558	$12,460
Transfer from loan receivables to loans held for sale	$23,279	$76,752

See accompanying notes to condensed consolidated financial statements (unaudited)

Nara Bancorp, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nara Bancorp, Inc.

Nara Bancorp, Inc. (“Nara Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), incorporated under the laws of the State of Delaware in 2000, is a bank holding company, headquartered in Los Angeles, California, offering a full range of commercial banking and certain consumer financial services through its wholly owned subsidiary, Nara Bank (“Nara Bank” or “the Bank”). The Bank has branches in California, the New York metropolitan area and Northern New Jersey as well as a loan production office in Dallas, Texas that, in the current market, is primarily engaged in servicing loans previously made through the office.

On December 9, 2010, we entered into a definitive agreement to merge with Center Financial in an all stock transaction valued at $285.7 million, or approximately $7.16 per Center Financial share based on the closing price on December 8, 2010. As of November 3, 2011, the transaction was valued at $277.4 million, or approximately $5.81 per Center Financial common share. The boards of directors of both companies each unanimously approved the merger and all required regulatory approvals for the merger have been received. Subject to the satisfaction of certain other customary closing conditions, we expect to complete the merger by November 30, 2011.

Upon consummation of the merger, each share of common stock of Center Financial issued and outstanding immediately prior to the effective time of the merger will be converted into 0.7804 of a share of common stock of Nara Bancorp, subject to the payment of cash in lieu of the issuance of fractional shares. Based on the number of shares Center Financial common stock outstanding on the date of the merger agreement and not including the effect of outstanding in-the-money options, this will result in approximately 31.1 million Nara Bancorp common shares being exchanged for approximately 39.9 million outstanding Center Financial common shares, subject to adjustment in certain limited circumstances. Historical Nara Bancorp shareholders will own 49% of the combined company and historical Center Financial shareholders will own 40%, not including shares of Nara common stock issued in a common stock offering completed by Nara on October 31, 2011. Please see Note 15, Subsequent Event for further information.

In addition, the merger agreement provides that the Fixed Rate Cumulative Perpetual Preferred Stock, Series A that Center Financial issued to the United States Treasury Department pursuant to the Capital Purchase Program portion of the Treasury Department’s Troubled Asset Relief Program, or TARP, will be converted into a new series of Nara Preferred Stock to be designated Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having substantially the same rights, preferences, privileges and voting powers as Center Financial Corporation’s Series A Preferred Stock.

See “Item 1.A. Risk Factors – Risks Relating to the Center Merger” included in our 2010 Annual Report on Form 10-K for a description of risks relating to the merger.

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

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at September 30, 2011 and the results of our operations for the three- and nine-month periods then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K.

Adoption of New Accounting Standards:

FASB ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations — This ASU specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We are evaluating the impact of adoption of ASU 2011-05 on its disclosures in the consolidated financial statements upon the consummation of anticipated merger with Center Financial.

FASB ASU 2011-02, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” — ASU 2011-02 clarifies the guidance for evaluating whether a restructuring constitutes a troubled debt restructuring (‘TDR”). The guidance requires that a creditor separately conclude that both of the following exist: i) The restructuring constitutes a concession, ii) The debtor is experiencing financial difficulties. In addition, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We adopted ASU 2011-02 on its disclosures in the consolidated financial statements effective third quarter of 2011.

Newly Issued But Not Yet Effective Accounting Standards:

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” — This ASU provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)” — This ASU is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 are effective fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of ASU 2011-05 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350); Testing Goodwill for Impairment” — This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that is is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 is not expected to have a significant impact on our financial condition or result of operations.

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

The 2007 Plan reserves 1,300,000 shares for issuance. 1,231,000 shares were available for future grants as of September 30, 2011.

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

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2011	493,250	$9.82
Granted	0	0
Exercised	(106,000)	5.00
Forfeited	0	0

Outstanding - September 30, 2011	387,250	$11.13	2.50	$4,000

Options exercisable - September 30, 2011	387,250	$11.13	2.50	$4,000

The following is a summary of restricted and performance unit activity under the Plan for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2011	36,200	$8.25
Granted	5,000	8.37
Vested	(9,200)	11.61
Forfeited	0	0

Outstanding - September 30, 2011	32,000	$7.30	8.59

The total fair value of performance units vested for the nine months ending September 30, 2011 and 2010 was $56 thousand and $59 thousand, respectively.

The amount charged against income, before income tax benefit of $5 thousand and $12 thousand, in relation to the stock-based payment arrangements was $13 thousand and $32 thousand for the three months ending September 30, 2011 and 2010, respectively. The amount charged against income, before income tax benefit of $21 thousand and $27 thousand, in relation to the stock-based payment arrangements was $52 thousand and $271 thousand for the nine months ending September 30, 2011 and 2010, respectively. At September 30, 2011, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $188 thousand, and is expected to be recognized over a remaining weighted average vesting period of 2.34 years.

The estimated annual stock-based compensation as of September 30, 2011 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2011	$13
For the year ended December 31:
2012	52
2013	53
2014	46
2015	24

Total	$188

4.	Earnings Per Share (“EPS”)

Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2011 and 2010, stock options and restricted shares awards for approximately 381,000 shares and 464,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2011 and 2010, stock options and restricted shares awards for approximately 376,000 shares and 623,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 521,266 shares of common stock were also antidilutive and excluded for the three and nine months ended September 30, 2011 and 2010.

The following table shows the computation of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,
	2011			2010
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income as reported	$9,815			$5,100
Less: preferred stock dividends and accretion of preferred stock discount	(1,077)			(1,073)

Basic EPS - common stock	$8,738	38,098,142	$0.23	$4,027	37,956,527	$0.11

Effect of Dilutive Securities:
Stock Options and Performance Units		5,541			48,241
Common stock warrants		0			0

Diluted EPS - common stock	$8,738	38,103,683	$0.23	$4,027	38,004,768	$0.11

	For the nine months ended September 30,
	2011			2010
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income (loss) as reported	$22,879			$(13,309)
Less: preferred stock dividends and accretion of preferred stock discount	(3,227)			(3,217)

Basic EPS - common stock	$19,652	38,044,625	$0.52	$(16,526)	37,902,809	$(0.44)

Effect of Dilutive Securities:
Stock Options and Performance Units		25,516			0
Common stock warrants		0			0

Diluted EPS - common stock	$19,652	38,070,141	$0.52	$(16,526)	37,902,809	$(0.44)

5.	Securities Available for Sale

The following table summarizes the amortized cost, estimated fair value and distribution of our investment securities portfolio as of the dates indicated:

	At September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities *:
GSE bonds	$51,015	$752	$0	$51,767
GSE collateralized mortgage obligations	112,055	3,481	(60)	115,476
GSE mortgage-backed securities	263,862	6,931	(31)	270,762
Corporate note	4,484	0	(1,078)	3,406
Municipal bonds	5,257	401	0	5,658

Total debt securities	436,673	11,565	(1,169)	447,069
Mutual funds - GSE mortgage related securities	8,462	258	0	8,720

	$445,135	$11,823	$(1,169)	$455,789

	At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for Sale
Debt securities*:
GSE bonds	$125,429	$1,059	$(770)	$125,718
GSE collateralized mortgage obligations	101,312	2,146	(257)	103,201
GSE mortgage-backed securities	282,205	4,628	(1,999)	284,834
Corporate note	4,473	0	(765)	3,708
Municipal bonds	5,258	55	(31)	5,282

Total debt securities	518,677	7,888	(3,822)	522,743
Mutual funds - GSE mortgage related securities	5,462	57	0	5,519

	$524,139	$7,945	$(3,822)	$528,262

*	As of September 30, 2011 and December 31, 2010, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB and are all residential property-based investments.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Proceeds	$0	$0	$0	$208,141
Gross gains	0	0	0	6,296
Gross losses	0	0	0	0

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$0	$0
Due after one year through five years	340	358
Due after five years through ten years	1,652	1,813
Due after ten years	58,765	58,659
GSE collaterized mortgage obligations	112,054	115,476
GSE mortgage-backed securities	263,862	270,763
Mutual funds - GSE mortgage related securities	8,462	8,720

	$445,135	$455,789

Securities with carrying values of approximately $243.2 million and $270.3 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At September 30, 2011	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
					(In thousands)
GSE bonds	0	$0	$0	0	$0	$0	0	$0	$0
GSE collaterized mortgage obligations	1	8,092	(15)	1	14,124	(45)	2	22,216	(60)
GSE mortgage-backed securities	2	6,412	(31)	0	0	0	2	6,412	(31)
Corporate note	0	0	0	1	3,406	(1,078)	1	3,406	(1,078)
Municipal bonds	0	0	0	0	0	0	0	0	0

	3	$14,504	$(46)	2	$17,530	$(1,123)	5	$32,034	$(1,169)

At December 31, 2010	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
					(In thousands)
GSE bonds	4	$65,465	$(770)	0	$0	$0	4	$65,465	$(770)
GSE collaterized mortgage obligations	3	9,091	(187)	2	17,337	(70)	5	26,428	(257)
GSE mortgage-backed securities	7	99,555	(1,999)	0	0	0	7	99,555	(1,999)
Corporate note	0	0	0	1	3,708	(765)	1	3,708	(765)
Municipal bonds	5	1,929	(31)	0	0	0	5	1,929	(31)

	19	$176,040	$(2,987)	3	$21,045	$(835)	22	$197,085	$(3,822)

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

The corporate note at September 30, 2011 and December 31, 2010 consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $1.1 million at September 30, 2011. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at September 30, 2011 and December 31, 2010 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the corporate note at September 30, 2011.

We consider the losses on our investments in an unrealized loss position at September 30, 2011 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	September 30, 2011	December 31, 2010
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,073	$2,263
Commercial & industrial	1,610,391	1,524,650
Construction	41,292	46,900

Total real estate loans	1,653,756	1,573,813
Commercial business	507,737	491,811
Trade finance	86,659	57,430
Consumer and other	12,222	13,268

Total loans outstanding	2,260,374	2,136,322
Less: deferred loan fees	(2,707)	(2,261)

Gross loans receivable	2,257,667	2,134,061
Less: allowance for loan losses	(60,009)	(62,320)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,197,658	2,071,741
Guaranteed portion of delinquent SBA loans	10,461	13,684

Loans receivable, net	$2,208,119	$2,085,425

The activity in the allowance for loan losses by segment of loans for the three and nine months ended September 30, 2011 is as follows:

For three months:	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
Balance, July 1, 2011	$12	$37,589	$1,462	$20,058	$188	$387	$0	$59,696
Provision for loan losses	(3)	8	(696)	2,007	1,602	303	262	3,483
Loans charged off	0	(2,358)	0	(1,479)	0	(133)	0	(3,970)
Recoveries of charged offs	0	455	0	321	0	24	0	800

Balance, September 30, 2011	$9	$35,694	$766	$20,907	$1,790	$581	$262	$60,009

For nine months:	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Unallocated	Total
Balance, January 1, 2011	$14	$32,884	$3,396	$24,930	$192	$635	$269	$62,320
Provision for loan losses	(5)	16,548	624	63	1,598	(29)	(7)	$18,792
Loans charged off	0	(14,938)	(3,254)	(6,023)	0	(256)	0	$(24,471)
Recoveries of charged offs	0	1,200	0	1,937	0	231	0	$3,368

Balance, September 30, 2011	$9	$35,694	$766	$20,907	$1,790	$581	$262	$60,009

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 is as follows:

	Period Ended September 30, 2010
	Three months	Nine months
	(In thousands)
Balance, beginning of period	$62,988	$59,424
Provision for loan losses	11,100	78,830
Loans charged off	(10,828)	(76,563)
Recoveries of charge-offs	432	2,001

Balance, end of period	$63,692	$63,692

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analysis.

Interest income on individually impaired loans was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Interest income recognized during impairment	Cash-basis interest income recognized	Interest income recognized during impairment	Cash-basis interest income recognized
	(In Thousands)		(In Thousands)
Real Estate - Commercial
Retail	$8	$8	$111	$104
Hotel & Motel	246	239	836	833
Gas Station & Car Wash	24	24	129	131
Mixed Use	17	19	52	57
Industrial & Warehouse	77	77	237	236
Other	140	100	335	300
Real Estate - Construction	28	37	84	84
Commercial Business	158	165	554	543
Trade Finance	19	8	19	8

	$717	$677	$2,357	$2,296

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2010	September 30, 2010
	(In Thousands)
Average of individually impaired loans during the period	$113,218	$123,381
Interest income recognized during impairment	1,960	5,098
Cash-basis interest income received	1,917	5,055

Interest income recognized during impairment represents interest income earned on accruing impaired loans. Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans.

The impaired loans at the periods indicated are set forth in the following table by class of loans.

	As of September 30, 2011			As of December 31, 2010
	Unpaid Principal Balance*	Related Allowance	Average Balance	Unpaid Principal Balance*	Related Allowance	Average Balance
	(In Thousands)			(In Thousands)
With Related Allowance:
Real Estate - Residential	$0	$0	$24	$0	$0	$0
Real Estate - Commercial
Retail	2,037	(762)	3,891	7,441	(1,559)	7,498
Hotel & Motel	17,572	(3,701)	13,866	5,349	(987)	11,439
Gas Station & Car Wash	2,089	(433)	2,964	3,142	(1,411)	8,844
Mixed Use	2,108	(176)	1,661	308	(53)	2,334
Industrial & Warehouse	4,286	(420)	4,967	7,539	(1,729)	2,453
Other	10,862	(1,730)	4,000	2,603	(407)	5,711
Real Estate - Construction	0	0	3,099	5,789	(1,686)	4,027
Commercial Business	18,885	(7,366)	23,808	35,961	(13,270)	29,753
Trade Finance	0	0	0	0	0	0
Consumer and Other	0	0	0	0	0	89

	$57,839	$(14,588)	$58,280	$68,132	$(21,102)	$72,148

With No Related Allowance
Real Estate - Residential	$0	$0	$0	$0	$0	$0
Real Estate - Commercial
Retail	2,465	0	5,259	9,127	0	10,100
Hotel & Motel	581	0	4,713	8,619	0	7,299
Gas Station & Car Wash	515	0	3,204	5,197	0	8,361
Mixed Use	—	0	2,335	3,660	0	4,635
Industrial & Warehouse	2,694	0	2,313	367	0	2,510
Other	2,130	0	10,642	17,530	0	10,853
Real Estate - Construction	3,295	0	3,673	4,469	0	2,481
Commercial Business	3,988	0	5,055	5,029	0	4,550
Trade Finance	1,942	0	831	469	0	287
Consumer and Other	155	0	144	88	0	18

	$17,765	$0	$38,169	$54,555	$0	$51,094

Total	$75,604	$(14,588)	$96,449	$122,687	$(21,102)	$123,242

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation. Accrued interest receivable on loans is $5.9 million and $6.1 million and deferred loan fees on total loans are $(2.7) million and $(2.3) million at September 30, 2011 and December 31, 2010.

The following table provides the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans:

	As of September 30, 2011
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Commercial
Retail	$3,912	$0	$3,912
Hotel & Motel	1,264	0	1,264
Gas Station & Car Wash	1,414	0	1,414
Mixed Use	1,156	0	1,156
Industrial & Warehouse	3,107	0	3,107
Other	2,287	0	2,287
Construction	1,585	0	1,585

Total	14,725	0	14,725
Commercial business	12,466	0	12,466
Trade finance	442	0	442
Consumer and other	157	0	157

	$27,790	$0	$27,790

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

	As of December 31, 2010
	Non-accrual Loans*	Loans past due 90 days or more, still accruing*	Total nonperforming loans*
	(In Thousands)
Real estate loans:
Commercial
Retail	$1,615	$0	$1,615
Hotel & Motel	1,187	0	1,187
Gas Station & Car Wash	3,054	0	3,054
Mixed Use	3,968	0	3,968
Industrial & Warehouse	3,690	0	3,690
Other	4,834	0	4,834
Construction	8,547	0	8,547

Total	26,895	0	26,895
Commercial business	15,991	0	15,991
Trade finance	469	0	469
Consumer and other	448	0	448

	$43,803	$0	$43,803

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

The following table presents the aging of the recorded investment in past due loans by class of loans:

	As of September 30, 2011
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
		(In Thousands)
Real estate - Residential	$0	$0	$0	$0
Real estate - Commercial
Retail	170	0	3,912	4,082
Hotel & Motel	3,367	0	1,264	4,631
Gas Station & Car Wash	0	0	1,414	1,414
Mixed Use	37	0	1,156	1,193
Industrial & Warehouse	362	0	3,107	3,469
Other	4,490	665	2,287	7,442
Real estate - Construction	0	0	1,585	1,585
Commercial business	1,027	834	12,466	14,327
Trade finance	0	0	442	442
Consumer and other	1	5	157	163

	$9,454	$1,504	$27,790	$38,748

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation. Accrued interest receivable on total loans is $5.9 million and deferred loan fees on total loans are $(2.7) million at September 30, 2011.

	As of December 31, 2010
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due*	Total Past Due*
		(In Thousands)
Real estate - Residential	$46	$0	$0	$46
Real estate - Commercial
Retail	950	188	1,708	2,846
Hotel & Motel	455	0	1,187	1,642
Gas Station & Car Wash	0	0	3,054	3,054
Mixed Use	401	0	3,968	4,369
Industrial & Warehouse	133	239	3,690	4,062
Other	302	0	4,741	5,043
Real estate - Construction	0	0	8,547	8,547
Commercial business	684	855	15,991	17,530
Trade finance	0	0	469	469
Consumer and other	41	2	448	491

	$3,012	$1,284	$43,803	$48,099

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation. Accrued interest receivable on total loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans and is performed at least on a quarterly basis. We use the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be Pass-rated loans. The risk category of loans by class of loans is as follows:

	As of September 30, 2011
	Special Mention	Substandard	Doubtful	Total
Real estate - Residential	$0	$38	$0	$38
Real estate - Commercial
Retail	2,704	14,862	0	17,566
Hotel & Motel	4,940	19,332	0	24,272
Gas Station & Car Wash	3,255	2,882	0	6,137
Mixed Use	2,461	5,046	0	7,507
Industrial & Warehouse	4,006	7,306	412	11,724
Other	1,410	12,537	0	13,947
Real estate - Construction	128	3,295	0	3,423
Commercial business	12,579	31,816	5,188	49,583
Trade finance	93	5,562	0	5,655
Consumer and other	0	1,122	0	1,122

Total Watch List Loans	$31,576	$103,798	$5,600	$140,974

	As of December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Real estate - Residential	$0	$46	$0	$46
Real estate - Commercial
Retail	1,948	18,898	0	20,846
Hotel & Motel	10,896	15,490	0	26,386
Gas Station & Car Wash	8,798	8,923	0	17,721
Mixed Use	364	5,887	0	6,251
Industrial & Warehouse	385	8,871	0	9,256
Other	1,865	21,431	0	23,296
Real estate - Construction	0	10,257	0	10,257
Commercial business	4,182	45,054	260	49,496
Trade finance	305	469	0	774
Consumer and other	830	448	0	1,278

Total Watch List Loans	$29,573	$135,774	$260	$165,607

The following table presents loans sold during the three and nine months ended September 30, 2011 by portfolio segment:

For three months ended:	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Total
Sales or reclassification to held for sale	$0	$5,970	$0	$0	$0	$0	$5,970

For nine months ended:	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial Business	Trade Finance	Consumer and other	Total
Sales or reclassification to held for sale	$0	$21,955	$4,600	$49	$0	$0	$26,604

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools. The quantitative general loan loss allowance was $22.4 million at September 30, 2011, compared to $23.9 million at December 31, 2010.

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

The qualitative loan loss allowance on the loan portfolio was $22.8 million at September 30, 2011 compared to $17.0 million at December 31, 2010.

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

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for potential impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans of $2.0 million or more that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded the scope to include all loans of $1 million or more. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process. Effective March 31, 2011, we implemented a higher-level, preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard, are less than 60 days past due and accruing, and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%. If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at September 30, 2011, were $75.6 million, a net decrease of $47.1 million from $122.7 million at December 31, 2010. This net decrease in impaired loans is due primarily to the sales of 17 impaired loans, totaling $22.5 million, and the return of 33 loans totaling $26.1 million to non-impaired status year-to-date. The return to non-impaired status was based on a review of the current financial information and payment performance.

The following table presents the recorded investment in loans by portfolio segment and impairment status at September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$0	$47,339	$3,295	$22,873	$1,942	$155	$75,604
Specific allowance	$0	$7,222	$0	$7,366	$0	$0	$14,588
Loss coverage ratio	0%	15.26%	0%	32.20%	0%	0%	19.30%

Non-impaired loans	$2,073	$1,563,052	$37,997	$484,864	$84,717	$12,067	$2,184,770
General allowance	$9	$28,473	$766	$13,540	$1,790	$843	$45,421
Loss coverage ratio	0.43%	1.82%	2.02%	2.79%	2.11%	6.99%	2.08%

Total loans (1)	$2,073	$1,610,391	$41,292	$507,737	$86,659	$12,222	$2,260,374
Total allowance for loan loss	$9	$35,695	$766	$20,906	$1,790	$843	$60,009
Loss coverage ratio	0.43%	2.22%	1.86%	4.12%	2.07%	6.90%	2.65%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $5.9 million and deferred loan fees on total loans are $(2.7) million at September 30, 2011.

	As of December 31, 2010
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$0	$70,882	$10,258	$40,990	$469	$88	$122,687
Specific allowance	$0	$6,145	$1,686	$13,271	$0	$0	$21,102
Loss coverage ratio	0%	8.67%	16.44%	32.38%	0%	0%	17.20%

Non-impaired loans	$2,263	$1,453,768	$36,642	$450,821	$56,961	$13,180	$2,013,635
General allowance	$14	$26,740	$1,710	$11,659	$192	$903	$41,218
Loss coverage ratio	0.62%	1.84%	4.67%	2.59%	0.34%	6.85%	2.05%

Total loans (1)	$2,263	$1,524,650	$46,900	$491,811	$57,430	$13,268	$2,136,322
Total allowance for loan loss	$14	$32,885	$3,396	$24,930	$192	$903	$62,320
Loss coverage ratio	0.62%	2.16%	7.24%	5.07%	0.33%	6.81%	2.92%

(1)	Excludes the guaranteed portion of delinquent SBA loans.
(2)	Adjustment to recorded investment is not deemed material to this presentation. Accrued interest receivable on total loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At September 30, 2011, total modified loans were $37.6 million, compared to $55.6 million at December 31, 2010. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructured (“TDR”) loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors,” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.

A summary of TDRs on accrual and non-accrual by type of concession as of September 30, 2011 and December 31, 2010 is presented below:

	As of September 30, 2011
	TDR on accrual				TDR on non-accrual
(In Thousands)	Real estate - Commercial	Commercial Business	Trade Finance	Total	Real estate - Commercial	Commercial Business	Trade Finance and Other	Total	TOTAL
Payment concession	$952	$1,246	$0	$2,198	$3,676	$1,700	$0	$5,376	$7,574
Maturity / Amortization concession	3,367	1,482	1,500	6,349	2,087	2,213	597	4,897	11,246
Rate concession	12,445	2551	0	14,996	3,067	678	0	3,745	18,741
Principal forgiveness	0	0	0	0	0	82	0	82	82

	$16,764	$5,279	$1,500	$23,543	$8,830	$4,673	$597	$14,100	$37,643

	December 31, 2010
	TDR on accrual			TDR on non-accrual
(In Thousands)	Real estate - Commercial	Commercial Business	Total	Real estate - Commercial	Commercial Business	Trade Finance and Other	Total	TOTAL
Payment concession	$975	$8,460	$9,435	$3,018	$2,773	$0	$5,791	$15,226
Maturity / Amortization concession	4,968	7,145	12,113	2,847	4,055	557	7,459	19,572
Rate concession	12,250	1,305	13,555	4,346	2,834	0	7,180	20,735
Principal forgiveness	0	0	0	0	91	0	91	91

	$18,193	$16,910	$35,103	$10,211	$9,753	$557	$20,521	$55,624

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at September 30, 2011 were comprised of 7 commercial real estate loans totaling $16.8 million and 21 commercial business loans totaling $6.8 million. TDRs on accrual status at December 31, 2010 were comprised of 17 commercial real estate loans totaling $18.2 million and 43 commercial business loans totaling $16.9 million. We expect that the TDRs on accrual status as of September 30, 2011, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end.

The following table presents loans by class modified as troubled debt restructuring that occurred during the three months and nine months ended September 30, 2011:

	Three months ended			Nine months ended
	September 30, 2011
	Number of Loans	Pre- Modification*	Post- Modification	Number of Loans	Pre- Modification*	Post- Modification
Real estate - Commercial
Retail	0	$0	$0	3	$2,555	$1,871
Hotel & Motel	0	0	0	4	10,084	9,119
Gas Station & Car Wash	0	0	0	0	0	0
Mixed Use	1	848	835	2	1,801	1,787
Industrial & Warehouse	1	46	46	3	156	143
Other	2	645	640	2	645	640
Real estate - Construction	0	0	0	0	0	0
Commercial business	7	272	764	22	1,382	1,773
Trade finance	1	1,999	1,500	1	1,999	1,500
Consumer and other	0	0	0	1	85	73

Total	12	$3,810	$3,785	38	$18,707	$16,906

*	Pre-modification represents the month-end balance at the time of modification. Adjustment to recorded investment at the time of modification is not deemed material to this presentation.

The allowance for loan losses for the troubled debt restructuring described above as of September 30, 2011 was $4.4 million and the charge offs for the three months ended September 30, 2011 was $0 and $1.5 million.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months and nine months ended September 30, 2011:

	Three months ended		Nine months ended
	As of September 30, 2011
	Number of Loans	Balance	Number of Loans	Balance
	(In thousands)
Real estate - Commercial
Retail	1	$52	3	$1,476
Hotel & Motel	1	3,367	2	3,726
Gas Station & Car Wash	3	691	4	1,246
Industrial & Warehouse	2	2,277	4	2,374
Other	0	0	1	416
Commercial Business	17	4,599	29	5,718
Consumer and Other	1	82	1	82

	25	$11,068	44	$15,038

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The allowance for loan losses for the troubled debt restructuring described above as of September 30, 2011 was $0.4 million and the charge offs for the nine months ended September 30, 2011 was $1.5 million.

We have allocated $7.6 million and $15.8 million of specific reserves to TDRs as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, we did not have any outstanding commitments to extend additional funds to these borrowers.

7.	Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB – SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $666.2 million at September 30, 2011. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB-SF equal to at least 100% of outstanding advances.

At September 30, 2011 and December 31, 2010, real estate secured loans with a carrying amount of approximately $1.1 billion were pledged as collateral for borrowings from the FHLB-SF. At September 30, 2011 and December 31, 2010, other than FHLB-SF stock, no securities were pledged as collateral for borrowings from the FHLB-SF.

At September 30, 2011 and December 31, 2010, FHLB-SF borrowings were $300 million and $350 million, had a weighted average interest rate of 3.19% and 3.18%, respectively, and had various maturities through September 2016. At September 30, 2011 and December 31, 2010, advances with various put dates and strike prices were $150 million. The cost of FHLB borrowings as of September 30, 2011 ranged between 0.68% and 4.57%. At September 30, 2011, the Company had a remaining borrowing capacity of $365.5 million.

At September 30, 2011, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$71,000	$196,000
Due after one year through five years	229,000	104,000

	$300,000	$300,000

In addition, as a member of the Federal Reserve Bank (“FRB”) system, we may borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is calculated by the FRB based on the fair value of the securities and the outstanding principal balance of the qualifying loans that we pledge. At September 30, 2011, the Bank’s borrowing capacity at the FRB’s discount window was $310.4 million based on $403.0 million of the outstanding principal balance of the qualifying loans that we pledged. As of September 30, 2011 and December 31, 2010, no borrowing was outstanding against the line.

8.	Subordinated Debentures

At September 30, 2011, five wholly-owned subsidiary grantor trusts that were established by Nara Bancorp at various times had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures for such securities. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption of the Debentures as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date. Nara Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and the related Debentures at September 30, 2011:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 9/30/2011	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	N/A	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	3.50%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.10%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.30%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.00%	6/15/2037

TOTAL ISSUANCE		$38,000	$39,268

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million at September 30, 2011 and December 31, 2010 is included in other assets. Although the securities issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the securities are treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $38 million of securities issued by the trusts qualify as Tier 1 capital, along with the $64.9 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2011, all of the $38 million of the trusts’ securities qualified as Tier 1 capital along with the $64.9 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at September 30, 2011, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred securities in Tier 1 capital.

The Board of Governors of the Federal Reserve System, which is Nara Bancorp’s federal banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning September 30, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability.

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

During the third quarter of 2009, we entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million which were matured in the third quarter of 2011. Under these cap agreements, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the first quarter of 2010, we entered into another three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we also receive quarterly payments from the counterparty when the quarterly resetting 3 Mo. LIBOR exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At September 30, 2011, the aggregate fair value of the outstanding interest rate caps was $14 thousand, and we recognized mark-to-market losses on valuation of $14 thousand for the quarter and $153 thousand for the nine months ended September 30, 2011.

At September 30, 2011, summary information about these interest-rate caps is as follows:

Notional amounts	$50.0 million
Weighted average pay rates	N/A
Weighted average receive rates	N/A
Weighted average maturity	1.41 years
Fair value of interest rate cap	$14 thousand

The following tables summarize the fair value of derivative financial instruments utilized by the Company:

	Derivatives at
	September 30, 2011		December 31, 2010
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Interest rate caps	Other Assets	$14	Other Assets	$167

Total derivatives not designated as hedging instruments		$14		$167

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010 are as follows:

		Three Months Ended		Nine Months Ended
		September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)		(In thousands)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(14)	$(237)	$(153)	$(985)

Total		$(14)	$(237)	$(153)	$(985)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

10.	Business Segments

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

The following tables present the operating results and other key financial measures for the individual operating segments for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30,
(Dollars in thousands)	Business Segment
2011	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$24,748	$3,000	$3,305	$31,053
Less provision for (reversal of) loan losses*	3,295	2,442	(2,254)	3,483
Non-interest income	2,306	631	1,321	4,258

Net revenue	23,759	1,189	6,880	31,828
Non-interest expense	15,692	521	604	16,817

Income (loss) before income taxes	$8,067	$668	$6,276	$15,011

Goodwill	$2,509	$0	$0	$2,509

Total assets	$2,535,001	$230,245	$250,881	$3,016,127

2010	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$22,307	$2,953	$2,350	$27,610
Less provision for loan losses*	7,776	98	3,226	11,100
Non-interest income	3,983	710	2,646	7,339

Net revenue	18,514	3,565	1,770	23,849
Non-interest expense	13,633	641	1,419	15,693

Income (loss) before income taxes	$4,881	$2,924	$351	$8,156

Goodwill	$2,509	$0	$0	$2,509

Total assets	$2,499,001	$235,792	$250,183	$2,984,976

*	The overall decline in provision for loan losses is due to decline in net charge-offs for the current reporting period.

Nine Months Ended September 30,
(Dollars in thousands)	Business Segment
2011	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$75,686	$6,700	$6,881	$89,267
Less provision for loan losses*	8,474	4,249	6,069	18,792
Non-interest income	6,758	1,916	7,778	16,452

Net revenue	73,970	4,367	8,590	86,927
Non-interest expense	46,718	1,551	2,129	50,398

Income (loss) before income taxes	$27,252	$2,816	$6,461	$36,529

Goodwill	$2,509	$0	$0	$2,509

Total assets	$2,535,001	$230,245	$250,881	$3,016,127

2010	Banking Operations	TFS	SBA	Company
Net interest income, before provision for loan losses	$64,268	$7,833	$7,560	$79,661
Less provision for loan losses*	53,573	5,662	19,595	78,830
Non-interest income	14,863	1,929	3,391	20,183

Net revenue	25,558	4,100	(8,644)	21,014
Non-interest expense	40,936	1,636	3,272	45,844

Income (loss) before income taxes	$(15,378)	$2,464	$(11,916)	$(24,830)

Goodwill	$2,509	$0	$0	$2,509

Total assets	$2,499,001	$235,792	$250,183	$2,984,976

*	The overall decline in provision for loan losses is due to decline in net charge-offs for the current reporting period.

The SBA business segment primarily originates for sale and services SBA loans. It also originates commercial real estate loans and commercial business loans, not covered by the SBA guarantee program. Total SBA business segment assets at September 30, 2011 and 2010 included SBA loans (principally, the unguaranteed portion) of $91.9 million and $102.9 million; commercial real estate loans of $118.2 million and $124.6 million; and commercial business loans of $17.0 million and $16.9 million, respectively.

11.	Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes. We had total unrecognized tax benefits of $340 thousand at September 30, 2011 and $202 thousand at December 31, 2010 that relate primarily to uncertainties related to state income tax matters in prior years. The amount of unrecognized tax benefits increased slightly during the quarter due to state income tax positions taken in prior years. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2006. The expiration of the statute of limitations for various state income taxes varies by state.

We recognize interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties of approximately $43 thousand and $23 thousand at September 30, 2011 and December 31, 2010, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2011.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$51,767	$0	$51,767	$0
GSE collateralized mortgage obligations	115,476	0	115,476	0
GSE mortgage-backed securities	270,762	0	270,762	0
Corporate note	3,406	0	3,406	0
Municipal bonds	5,658	0	5,658	0
Mutual funds	8,720	8,720	0	0
Derivatives - Interest rate caps	14	0	14	0

There were no significant transfers between Level 1, 2 and 3 during the quarter ended September 30, 2011.

		Fair Value Measurements Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$125,718	$0	$125,718	$0
GSE collateralized mortgage obligations	103,201	0	103,201	0
GSE mortgage-backed securities	284,834	0	284,834	0
Corporate note	3,708	0	3,708	0
Municipal bonds	5,258	0	5,258	0
Mutual funds	5,519	5,519	0	0
Derivatives - Interest rate caps	167	0	167	0

Fair value adjustments for interest rate caps resulted in a net expense of $14 thousand and $153 thousand for the three and nine months ended September 30, 2011 and $901 thousand for the year ended December 31, 2010.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$13,629	$0	$0	$13,629
Commercial business	1,306	0	0	1,306
Loans held for sale, net*	5,620	0	5,620	0
Other real estate owned*	3,356	0	0	3,356
*	The balance consists of real estate portfolio segment only.

		Fair Value Measurements at Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$35,009	$0	$0	$35,009
Commercial business	6,611	0	0	6,611
Loans held for sale, net*	3,225	0	3,225	0
Other real estate owned*	675	0	0	675
*	The balance consists of real estate portfolio segment only.

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a carrying amount of $23.9 million at September 30, 2011, after partial charge-offs of $8.6 million. In addition, these loans had a specific valuation allowance of $3.9 million at September 30, 2011. Of this $23.9 million, $18.8 million were carried at their fair value of $14.9 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $5.1 million were carried at cost at September 30, 2011, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $51.7 million at September 30, 2011 which are measured based on the present value of expected future cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $47.9 million were carried below cost as a result of charge-offs or assigned specific reserves of $11.5 million at September 30, 2011. The remaining $3.8 million of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances for the three and nine months ended September 30, 2011 on impaired loans carried at the fair value of loan collateral at September 30, 2011 resulted in additional provisions for loan losses of $3.0 million and $12.2 million, respectively.

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

Loans held for sale, which were carried at their fair value, approximated $5.6 million, after partial charge-offs of $3.4 million at September 30, 2011. The charges-offs on loans held for sale were $0.9 million and $11.5 million for the three and nine months ended September 30, 2011.

Loans held for sale, which were carried at their fair value, approximated $3.2 million, after partial charge-offs of $1.3 million and a valuation allowance of $100 thousand at December 31, 2010. Total charge-offs on loans held for sale were $33.8 million during 2010.

Other real estate owned carried at its fair value had a carrying amount of $3.4 million at September 30, 2011, which is made up of an outstanding balance of $3.7 million, with a valuation allowance of $296 thousand. Changes in the valuation allowance on other real estate owned outstanding at September 30, 2011 resulted in a write-down of $386 thousand and $491 thousand for the three and nine months ended September 30, 2011.

Other real estate owned carried at its fair value had a carrying amount of $675 thousand at December 31, 2010, which is made up of an outstanding balance of $1.1 million, with a valuation allowance of $439 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2010 resulted in a write-down of $2.2 million during 2010.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$175,827	$175,827
Loans held for sale	25,722	27,823
Loans receivable—net	2,193,184	2,243,339
Federal Reserve Bank stock	6,372	N/A
Federal Home Loan Bank stock	15,561	N/A
Accrued interest receivable	8,257	8,257
Customers’ liabilities on acceptances	9,343	9,343

Financial Liabilities:
Noninterest-bearing deposits	$(454,842)	$(454,842)
Saving and other interest bearing demand deposits	(835,161)	(835,161)
Time deposits	(977,193)	(979,413)
Borrowings from Federal Home Loan Bank	(300,000)	(313,118)
Subordinated debentures	(39,268)	(45,174)
Accrued interest payable	(3,752)	(3,752)
Bank’s liabilities on acceptances outstanding	(9,343)	(9,343)

	December 31, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$172,331	$172,331
Loans held for sale	23,702	25,364
Loans receivable—net	2,043,806	2,076,384
Federal Reserve Bank stock	6,367	N/A
Federal Home Loan Bank stock	17,717	N/A
Accrued interest receivable	8,648	8,648
Customers’ liabilities on acceptances	11,528	11,528

Financial Liabilities:
Noninterest-bearing deposits	$(388,731)	$(388,731)
Saving and other interest bearing demand deposits	(814,848)	(814,848)
Time deposits	(972,535)	(977,762)
Borrowings from Federal Home Loan Bank	(350,000)	(365,167)
Subordinated debentures	(39,268)	(39,649)
Secured borrowing	(11,758)	(11,758)
Accrued interest payable	(4,830)	(4,830)
Bank’s liabilities on acceptances outstanding	(11,528)	(11,528)

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

13.	Comprehensive Income (Loss)

Comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$9,815	$5,100	$22,879	$(13,309)

Unrealized holding gains on securities available-for sale and interest only strips	3,479	287	6,606	10,716
Reclassification adjustments for gains realized in income	(64)	(4)	(70)	(6,396)

Net unrealized gain	3,415	283	6,536	4,320
Tax expense (benefit)	1,308	97	2,532	1,656

Net of tax amount	$2,107	$186	$4,004	$2,664

Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	$(11)	$(11)	$(33)	$(33)

Net unrealized loss	(11)	(11)	(33)	(33)
Tax benefit	(4)	(4)	(13)	(13)

Net of tax amount	$(7)	$(7)	$(20)	$(20)

Total other comprehensive income	$2,100	$179	$3,984	$2,644

Comprehensive income (loss)	$11,915	$5,279	$26,863	$(10,665)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2011 and December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant is ten years. On December 3, 2009, US Treasury approved the Company’s request for an adjustment to the Company’s warrant share position due to a qualified equity offering in November 2009. The adjusted number of warrants are 521,266 shares, or 50% of original issuance of 1,042,531.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011
Total capital (to risk-weighted assets):
Company	$431,969	18.0%	$192,241	8.0%	N/A	N/A
Bank	$424,778	17.7%	$192,029	8.0%	$240,037	10.0%
Tier I capital (to risk-weighted assets):
Company	$401,441	16.7%	$96,121	4.0%	N/A	N/A
Bank	$394,283	16.4%	$96,015	4.0%	$144,022	6.0%
Tier I capital (to average assets):
Company	$401,441	13.5%	$118,954	4.0%	N/A	N/A
Bank	$394,283	13.3%	$118,940	4.0%	$148,675	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010
Total capital (to risk-weighted assets):
Company	$403,298	17.7%	$182,389	8.0%	N/A	N/A
Bank	$393,292	17.3%	$182,065	8.0%	$227,581	10.0%
Tier I capital (to risk-weighted assets):
Company	$374,353	16.4%	$91,194	4.0%	N/A	N/A
Bank	$364,397	16.0%	$91,032	4.0%	$136,549	6.0%
Tier I capital (to average assets):
Company	$374,353	12.6%	$118,718	4.0%	N/A	N/A
Bank	$364,397	12.3%	$118,742	4.0%	$148,427	5.0%

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

15.	Subsequent Event

On October 31, 2011, the Company announced that it has completed an underwritten public offering of 8.7 million shares of the Company’s common stock at a price of $7.25 per share, including 1,137,975 shares sold on exercised by the underwriters of a 15% over-allotment option granted to them by the Company. Gross proceeds were approximately $63.3 million and net proceeds were approximately $59.7 million after underwriting fees and estimated offering expenses. The Company intends to use the net proceeds of the offering for general corporate purposes. These purposes include enhancement of Nara’s capital position to support Nara’s pending merger of equals with Center Financial Corporation, supporting internal growth in its banking business, funding working capital requirements and possible retirement of debt, preferred stock or other securities. On November 4, 2011, the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco notified the Company that they would not object to termination by the boards of directors of the Company and Nara Bank of the resolutions previously adopted by the respective boards at the request of such bank regulatory authorities. The resolutions addressed certain actions that would be taken by the Company and Nara Bank with respect to their business operations and related matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share data)		(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$38,927	$37,130	$113,415	$112,384
Interest expense	7,874	9,520	24,148	32,723

Net interest income	31,053	27,610	89,267	79,661
Provision for loan losses	3,483	11,100	18,792	78,830

Net interest income after provision for loan losses	27,570	16,510	70,475	831
Non-interest income	4,258	7,339	16,452	20,183
Non-interest expense	16,817	15,693	50,398	45,844

Income (loss) before income tax expense (benefit)	15,011	8,156	36,529	(24,830)
Income tax expense (benefit)	5,196	3,056	13,650	(11,521)

Net income (loss)	$9,815	$5,100	$22,879	$(13,309)

Dividends and discount accretion on preferred stock	$(1,077)	$(1,073)	$(3,227)	$(3,217)

Net income (loss) available to common stockholders	$8,738	$4,027	$19,652	$(16,526)

Per Share Data:
Earnings (loss) per common share - basic	$0.23	$0.11	$0.52	$(0.44)
Earnings (loss) per common share - diluted	$0.23	$0.11	$0.52	$(0.44)
Book value per common share (period end, excluding preferred stock and warrants)	$8.30	$7.63	$8.30	$7.63
Common shares outstanding	38,095,260	37,956,527	38,095,260	37,956,527
Weighted average shares - basic	38,098,142	37,956,527	38,044,625	37,902,809
Weighted average shares - diluted	38,103,683	38,004,768	38,070,141	37,902,809

Statement of Financial Condition Data - at Period End:
Assets	$3,016,127	$2,984,976	$3,016,127	$2,984,976
Securities available for sale	455,789	479,779	455,789	479,779
Gross loans, net of deferred loan fees and costs * (excludes loans held for sale)	2,257,667	2,147,513	2,257,667	2,147,513
Deposits	2,267,196	2,202,656	2,267,196	2,202,656
Federal Home Loan Bank borrowings	300,000	350,000	300,000	350,000
Subordinated debentures	39,268	39,268	39,268	39,268
Stockholders’ equity	383,615	356,102	383,615	356,102

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Average Balance Sheet Data:
Assets	$2,987,441	$2,968,151	$2,952,371	$3,013,934
Securities available for sale	486,009	441,298	504,402	520,259
Gross loans, including loans held for sale *	2,248,544	2,158,073	2,202,535	2,178,540
Deposits	2,244,808	2,191,472	2,199,023	2,224,364
Stockholders’ equity	377,654	356,915	370,155	365,351
Selected Performance Ratios:
Return on average assets (1) (7)	1.31%	0.69%	1.03%	(0.59)%
Return on average stockholders’ equity (1) (7)	10.40%	5.72%	8.24%	(4.86)%
Non-interest expense to average assets (1)	2.25%	2.11%	2.28%	2.03%
Efficiency ratio (2)	47.63%	44.90%	47.67%	45.92%
Net interest margin (3) *	4.29%	3.85%	4.20%	3.68%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	13.50%	12.78%	13.50%	12.78%
Tier 1 risk-based capital ratio	16.71%	16.55%	16.71%	16.55%
Total risk-based capital ratio	17.98%	17.82%	17.98%	17.82%
Tangible common equity ratio (8)	10.40%	9.61%	10.40%	9.61%
Asset Quality Ratios: *
Allowance for loan losses to gross loans, excluding loans held for sale	2.66%	2.97%	2.66%	2.97%
Allowance for loan losses to non-performing loans (excludes accruing restructured loans)	215.94%	126.07%	215.94%	126.07%
Allowance for loan losses to non-performing loans (includes accruing restructured loans)	116.90%	75.01%	116.90%	75.01%
Total non-performing loans (excludes accruing restructured loans) to gross loans, excluding loans held for sale	1.23%	2.35%	1.23%	2.35%
Total non-performing loans (includes accruing restructured loans) to gross loans, excluding loans held for sale	2.27%	3.95%	2.27%	3.95%
Total non-performing assets to total assets (6)	1.86%	2.96%	1.86%	2.96%

*	Excludes the guaranteed portion of delinquent SBA loans of $10.5 million and $14.3 million as of September 30, 2011 and 2010, respectively.
(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The required ratios for a “well-capitalized” institution are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned, and accruing restructured loans.
(7)	Based on net income (loss) before effect of dividends and discount accretion on preferred stock.
(8)	Excludes TARP preferred stock, net of discount, of $64.9 million and $64.0 million and stock warrants of $2.4 million and $2.4 million at September 30, 2011 and 2010, respectively.

Results of Operations

Overview

Our total assets increased $52.8 million, or 1.78%, to $3.02 billion at September 30, 2011, from $2.96 billion at December 31, 2010. Gross loans receivable increased 6% during the nine months ended September 30, 2011. Our deposits also increased $91.1 million, or 4.19%, to $2.27 billion at September 30, 2011 from $2.18 billion at December 31, 2010. The increase was driven primarily by growth in non-interest bearing demand deposits and money market accounts. Securities available for sale declined 13.72% during the first nine months of 2011 as a result of paydowns and maturities.

Our net income available to common stockholders for the third quarter of 2011 was $8.7 million, or $0.23 per diluted common share, compared to the net income available to common stockholders of $4.0 million, or $0.11 per diluted common share, for the same period of 2010, representing an increase in net income of $4.7 million, or 116.99%. The improvement in results of operations is primarily due to a decrease in the provision for loan losses.

The annualized income before effect of dividends and discount accretion on preferred stock on average assets was 1.31% for the third quarter of 2011, compared to 0.69% for the same period of 2010. The annualized income before effect of dividends and discount accretion on preferred stock on average equity was 10.40% for the third quarter of 2011, compared to 5.72% for the same period of 2010. The efficiency ratio was 47.63% for the third quarter of 2011, compared to 44.90% for the same period of 2010.

Our net income available to common stockholders for the nine months ended September 30, 2011 was $19.7 million, or $0.52 per diluted common share, compared to the net loss available to common stockholders of ($16.5) million, or ($0.44) per diluted common share, for the same period of 2010, representing an increase in net income of $36.2 million. The improvement in results of operations is primarily due to a decrease in the provision for loan losses.

The annualized income (loss) before effect of dividends and discount accretion on preferred stock on average assets was 1.03% for the nine months ended September 30, 2011, compared to (0.59)% for the same period of 2010. The annualized income (loss) before effect of dividends and discount accretion on preferred stock on average equity was 8.24% for the nine months ended September 30, 2011, compared to (4.86)% for the same period of 2010. The efficiency ratio was 47.67% for the nine months ended September 30, 2011, compared to 45.92% for the same period of 2010.

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

Net interest income before provision for loan losses was $31.1 million for the third quarter of 2011, an increase of $3.5 million, or 12.47%, compared to $27.6 million for the same period of 2010. The increase is primarily due to an improvement in the net interest margin. The net interest margin improved to 4.29% for the third quarter 2011, compared to 3.85% for the same period of 2010. The improvement in the net interest margin was primarily due to lower rates paid on time deposits and interest-bearing demand deposits. The cost of time deposits decreased to 1.11% for the third quarter of 2011 from 1.25% for the same period of 2010. The cost of interest-bearing demand deposits also decreased to 0.84% for the third quarter of 2011 from 1.11% for the same period of 2010.

Interest income for the third quarter of 2011 was $38.9 million compared to $37.1 million for the same period of 2010. The increase of $1.8 million was primarily the result of a $157 thousand increase in interest income due to an increase in the average yield earnings on average interest-earnings assets and a $1.6 million increase in interest income due to an increase in the volume of average interest-earning assets.

Interest expense for the third quarter of 2011 was $7.9 million, a decrease of $1.6 million, or 17%, compared to interest expense of $9.5 million for the same quarter of 2010. The decrease was the result of a $1.0 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $621 thousand decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net interest income before provision for loan losses was $89.3 million for the nine months ended September 30, 2011, an increase of $9.6 million, or 12%, compared to $79.7 million for the same period of 2010. The increase is primarily due to an improvement in the net interest margin. The net interest margin improved to 4.20% for the nine months ended September 30, 2011, compared to 3.68% for the same period of 2010. The improvement in the net interest margin was primarily caused by the downward repricing of our interest bearing liabilities.

Interest income for the nine months ended September 30, 2011 was $113.4 million compared to $112.4 million for the same period of 2010. The increase of $1.0 million was primarily the result of a $512 thousand increase in interest income due to an increase in the average yield earnings on average interest-earnings assets and a $519 thousand increase in interest income due to an increase in the volume of average interest-earning assets.

Interest expense for the nine months ended September 30, 2011 was $24.1 million, a decrease of $8.6 million, or 26%, compared to interest expense of $32.7 million for the same period of 2010. The decrease was primarily the result of a $6.0 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities and a $2.6 million decrease in interest expense due to a decrease in the volume of average interest-bearing liabilities.

Net Interest Margin

During the third quarter of 2011, our net interest margin increased 44 basis points to 4.29% from 3.85% for the same period of 2010. The improvement in the net interest margin was primarily due to lower rates paid on time deposits and interest-bearing demand deposits. The cost of time deposits decreased to 1.11% for the third quarter of 2011 from 1.25% for the same period of 2010. The cost of interest-bearing demand deposits also decreased to 0.84% for the third quarter of 2011 from 1.11% for the same period of 2010.

The weighted average yield on the loan portfolio for the third quarter of 2011 was 6.16%, essentially unchanged from 6.15% for the same period of 2010. At September 30, 2011, fixed rate loans were 44% of the loan portfolio, compared to 49% at September 30, 2010, reflecting the emphasis on variable rate commercial business loans. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at September 30, 2011 was 4.96% and 6.94%, respectively, compared to 4.79% and 7.24% at September 30, 2010.

The weighted average yield on securities available-for-sale for the third quarter of 2011 slightly increased to 3.16% from 3.12% for the same period of 2010.

The weighted average cost of deposits for the third quarter of 2011 decreased 20 basis points to 0.88% from 1.08% for the same period of 2010, driven primarily by the decrease in the cost of time deposits and interest-bearing demand deposits and the increase in the average balance of non-interest bearing demand deposits.

The weighted average cost of FHLB advances for the third quarter of 2011 decreased 22 basis points to 3.23% for the third quarter of 2011, compared to 3.45% for the same period of 2010, as maturing advances with higher rates were paid in full or refinanced at lower rates.

Following are selected weighted average data on a spot rate basis at September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Weighted average loan portfolio yield (excluding discounts)	5.82%	5.99%
Weighted average securities available-for-sale portfolio yield	3.33%	3.16%
Weighted average cost of deposits	0.82%	1.06%
Weighted average cost of total interest-bearing deposits	1.03%	1.27%
Weighted average cost of FHLB advances	3.19%	3.42%
Net interest margin	4.10%	3.78%

Prepayment penalty income for the third quarter of 2011 and 2010 was $175 thousand and $124 thousand, respectively. Non-accrual interest income recognized (reversed) was $154 thousand and ($188) thousand for the third quarter of 2011 and 2010, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the third quarter 2011 and 2010 would have been as 4.24% and 3.86%, respectively.

During the nine months ended September 30, 2011, our net interest margin increased 52 basis points to 4.20% from 3.68% for the same period of 2010. The weighted average yield on the loan portfolio for the nine months ended September 30, 2011 slightly decreased by 2 basis points to 6.14% from 6.16% for the same period of 2010.

The weighted average yield on our investment securities for the nine months ended September 30, 2011 increased 18 basis points to 3.10% from 2.92% for the same period of 2010. The increase was primarily attributable to a higher level of premium amortization for FNMA and FHLMC mortgage related securities during the nine months ended September 30, 2010. The higher level of premium amortization was due to accelerated prepayments resulting from the buyouts of seriously delinquent mortgage loans from the special purpose entities of FNMA and FHLMC.

The weighted average cost of deposits for the nine months ended September 30, 2011 decreased 41 basis points to 0.92% from 1.33% for the same period of 2010. The cost of time deposits decreased 54 basis points to 1.19% from 1.73%, accounting for a substantial portion of the decrease. The decrease in the weighted average cost of deposits was for the same reasons mentioned previously in the third quarter discussion.

Prepayment penalty income for the nine months ended September 30, 2011 and 2010 was $438 thousand and $420 thousand, respectively. Non-accrual interest income reversed was $184 thousand and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the nine months ended September 30, 2011 and 2010 would have been 4.18% and 3.72%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,248,544	$34,902	6.16%	$2,158,073	$33,444	6.15%
Securities available for sale (3)	486,009	3,843	3.16%	441,298	3,438	3.12%
FRB and FHLB stock and other investments	142,306	182	0.51%	248,417	248	0.40%

Total interest earning assets	$2,876,859	$38,927	5.37%	$2,847,788	$37,130	5.18%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$701,109	$1,490	0.84%	$637,814	$1,782	1.11%
Savings	126,231	764	2.40%	137,278	851	2.46%
Time deposits:
$100,000 or more	363,155	351	0.38%	364,199	572	0.62%
Other	607,193	2,372	1.55%	698,201	2,763	1.57%

Total time deposits	970,348	2,723	1.11%	1,062,400	3,335	1.25%

Total interest bearing deposits	1,797,688	4,977	1.10%	1,837,492	5,968	1.29%

FHLB advances	300,000	2,438	3.23%	350,000	3,045	3.45%
Other borrowings	37,816	459	4.75%	40,199	507	4.93%

Total interest bearing liabilities	2,135,504	$7,874	1.46%	2,227,691	$9,520	1.69%

Non-interest bearing demand deposits	477,120			353,980

Total funding liabilities / cost of funds	$2,612,624		1.21%	$2,581,671		1.46%

Net interest income/net interest spread		$31,053	3.91%		$27,610	3.49%

Net interest margin			4.29%			3.85%
Net interest margin, excluding effect of non-accrual loan income (expense) (4)			4.27%			3.88%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income (4) (5)			4.24%			3.86%

Cost of deposits:
Non-interest demand deposits	$477,120	$0		$353,980	$0
Interest bearing deposits	1,797,688	4,977	1.10%	1,837,492	5,968	1.29%

Total deposits	$2,274,808	$4,977	0.88%	$2,191,472	$5,968	1.08%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income recognized (reversed) was $154 thousand and $(188) thousand for the three months ended September 30, 2011 and 2010, respectively.

(5)	Loan prepayment fee income excluded was $175 thousand and $124 thousand for the three months ended September 30, 2011 and 2010, respectively.

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans (1) (2)	$2,202,535	$101,137	6.14%	$2,178,540	$100,302	6.16%
Securities available for sale (3)	504,402	11,738	3.10%	520,259	11,410	2.92%
FRB and FHLB stock and other investments	137,473	540	0.52%	185,907	623	0.45%
Federal funds sold	0	0	N/A	8,132	49	0.79%

Total interest earning assets	$2,844,410	$113,415	5.33%	$2,892,838	$112,384	5.19%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$697,513	$4,500	0.86%	$578,318	$4,675	1.08%
Savings	126,375	2,202	2.33%	135,885	2,484	2.44%
Time deposits:
$100,000 or more	333,532	1,187	0.48%	574,482	6,880	1.60%
Other	623,579	7,309	1.57%	590,746	8,155	1.85%

Total time deposits	957,111	8,496	1.19%	1,165,228	15,035	1.73%

Total interest bearing deposits	1,780,999	15,198	1.14%	1,879,431	22,194	1.58%

FHLB advances	308,114	7,422	3.22%	350,000	9,042	3.45%
Other borrowings	45,113	1,528	4.47%	40,299	1,487	4.87%

Total interest bearing liabilities	2,134,226	24,148	1.51%	2,269,730	32,723	1.93%
Non-interest bearing demand deposits	418,024			344,933

Total funding liabilities / cost of funds	$2,552,250		1.26%	$2,614,663		1.67%

Net interest income/net interest spread		$89,267	3.82%		$79,661	3.26%

Net interest margin			4.20%			3.68%
Net interest margin, excluding effect of non-accrual loan income(expense) (4)			4.20%			3.74%
Net interest margin, excluding effect of non-accrual loan income(expense) and prepayment fee income (4) (5)			4.18%			3.72%

Cost of deposits:
Non-interest demand deposits	$418,024	$0		$344,933	$0
Interest bearing deposits	1,780,999	15,198	1.14%	1,879,431	22,194	1.58%

Total deposits	$2,199,023	$15,198	0.92%	$2,224,364	$22,194	1.33%

*	Annualized
(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $184 thousand and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.
(5)	Loan prepayment fee income excluded was $438 thousand and $420 thousand for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three months ended September 30, 2011 over September 30, 2010
	Net Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$1,458	$54	$1,404
Interest on securities	405	45	360
Interest on other investments	(66)	58	(124)

Total interest income	$1,797	$157	$1,640

INTEREST EXPENSE:
Interest on demand deposits	$(292)	$(453)	$161
Interest on savings	(87)	(20)	(67)
Interest on time deposits	(612)	(342)	(270)
Interest on FHLB borrowings	(607)	(191)	(416)
Interest on other borrowings	(48)	(19)	(29)

Total interest expense	$(1,646)	$(1,025)	$(621)

Net Interest Income	$3,443	$1,182	$2,261

	Nine months ended September 30, 2011 over September 30, 2010
	Net Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$835	$(267)	$1,102
Interest on securities	328	683	(355)
Interest on other investments	(83)	96	(179)
Interest on federal funds sold	(49)	0	(49)

Total interest income	$1,031	$512	$519

INTEREST EXPENSE:
Interest on demand deposits	$(175)	$(1,040)	$865
Interest on savings	(282)	(113)	(169)
Interest on time deposits	(6,539)	(4,159)	(2,380)
Interest on FHLB borrowings	(1,620)	(585)	(1,035)
Interest on other borrowings	41	(128)	169

Total interest expense	$(8,575)	$(6,025)	$(2,550)

Net Interest Income	$9,606	$6,537	$3,069

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

The provision for loan losses for the third quarter of 2011 was $3.5 million, a decrease of $7.6 million, or 69%, from $11.1 million for the same period last year. The decrease is primarily due to lower charge-offs for the most recent quarters resulting in lower historical loss rates that are used to calculate general reserve requirements. Net charge-offs decreased to $3.2 million for the three months ended September 30, 2011, compared to $10.4 million for the same period last year. The $3.5 million loan loss provision for the third quarter of 2011 was allocated among three operating segments as follows: banking operations $3.3 million, trade finance services $2.4 million and Small Business Administration $(2.2) million.

The provision for loan losses for the nine months ended September 30, 2011 was $18.8 million, a decrease of $60.0 million, or 76%, from $78.8 million for the same period last year. The decrease is also due to the same reasons previously discussed for the third quarter. Net charge-offs decreased to $21.1 million, compared to $74.6 million for the same period last year. The higher net charge-offs during the same period of last year were primarily due to the transfer of $63.3 million of problem loans to loans held for sale, resulting in additional loan charge offs, other valuation adjustments of $26.7 million to mark such assets to estimated fair market value, less selling costs. The $18.8 million loan loss provision for the nine months ended September 30, 2011 was allocated among three operating segments as follows: banking operations $8.5 million, trade finance services $4.2 million and Small Business Administration $6.1 million.

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

Non-interest income for the third quarter of 2011 was $4.3 million, compared to $7.3 million for the same quarter of 2010, a decrease of $3.1 million, or 42%. The decrease was primarily due to a decrease of $3.8 million in net gains on sale of other loans. In third quarter 2010, problem assets that were recorded at estimated fair value, less selling costs, at June 30, 2010 were sold at a net gain of $3.7 million during the third quarter of 2010.

Non-interest income for the nine months ended September 30, 2011 was $16.5 million compared to $20.2 million for the same period of 2010, a decrease of $3.7 million, or 19%. The decrease was primarily due to decreases in net gains on sales of securities available for sale of $6.3 million and net gains on sale of other loans of $4.4 million, offset by an increase in net gains on sales of SBA loans of $5.7 million. During the nine months ended September 30, 2011, no securities were sold and $44.9 million in securities available for sale were called at net loss of $64 thousand. During the same period in 2010, we sold $201.8 million in securities available for sale at net gains of $6.3 million. The increase in net gains on sales of SBA loans reflected higher levels of SBA loan production and sales. During the nine months ended September 30, 2011, $56.7 million of SBA loans were sold compared to $15.6 million for the same period 2010. The decrease in net gains on sale of other loans was for the same reason mentioned previously in the third quarter discussion.

The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$1,352	$1,637	$(285)	-17.4%
International service fees	603	633	(30)	(4.7)%
Loan servicing fees, net	464	492	(28)	-5.7%
Wire transfer fees	343	289	54	18.7%
Other income and fees	534	539	(5)	(0.9)%
Net gains on sales of SBA loans	823	308	515	167.2%
Net gains on sales of other loans	(30)	3,725	(3,755)	-100.8%
Net gains on sales and calls of securities available for sale	64	4	60	1,500.0%
Net valuation losses on interest rate contracts	(3)	(226)	223	-98.7%
Net gains (losses) on sales of OREO	108	(62)	170	-274.2%

Total non-interest income	$4,258	$7,339	$(3,081)	(42.0)%

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$4,262	$4,828	$(566)	-11.7%
International service fees	1,842	1,785	57	3.2%
Loan servicing fees, net	1,345	1,392	(47)	-3.4%
Wire transfer fees	1,013	884	129	14.6%
Other income and fees	1,598	1,409	189	13.4%
Net gains on sales of SBA loans	6,337	680	5,657	831.9%
Net gains on sales of other loans	(30)	4,375	(4,405)	-100.7%
Net gains on sales and calls of securities available for sale	70	6,396	(6,326)	-98.9%
Net valuation losses on interest rate contracts	(120)	(952)	832	-87.4%
Net gains (losses) on sales of OREO	135	(614)	749	-122.0%

Total non-interest income	$16,452	$20,183	$(3,731)	-18.5%

Non-interest Expense

Non-interest expense for the third quarter of 2011 was $16.8 million, an increase of $1.1 million, or 7%, from $15.7 million for the same period of last year. The increase was primarily due to increases in salaries and benefits expense and merger-related expenses, partially offset by a decrease in credit-related expenses.

Salaries and benefits expense increased $1.4 million, or 22%, to $7.7 million for the third quarter of 2011, compared to $6.3 million for the same period of 2010. The increase was due to an increase in the number of full-time equivalent (FTE) employees, which increased to 377 at September 30, 2011 from 364 at September 30, 2010, an increase of $541 thousand in vacation and bonus accrual, an increase of $179 thousand in group insurance expense due to the increase in premium costs, and an increase of $146 thousand in 401(k) plan contributions, as the Company reinstated the company matching program effective January 1, 2011. The year-over-year increase in FTE employees was due to increases in our staffing in our Eastern Region lending unit, Information Technology and loan servicing unit. Merger-related expenses of $574 thousand were recorded during third quarter 2011 as a result of the pending merger with Center Financial Corporation. Credit-related expense decreased $616 thousand, or 42%, to $867 thousand for third quarter 2011, compared to $1.5 million for the same period of 2010. The decrease was primarily due to a lower need for collection activities in third quarter 2011.

Non-interest expense for the nine months ended September 30, 2011 was $50.4 million, an increase of $4.6 million, or 10%, compared to $45.8 million for the same period of 2010. The increase was primarily due to increases in salaries and benefits expense and merger-related expenses, partially offset by a decrease in credit-related expenses. Salaries and benefits expense and merger-related expenses were higher for the reasons mentioned previously.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$7,657	$6,258	$1,399	22.4%
Occupancy	2,480	2,470	10	0.4%
Furniture and equipment	984	952	32	3.4%
Advertising and marketing	354	527	(173)	-32.8%
Data processing and communications	813	951	(138)	-14.5%
Professional fees	612	627	(15)	(2.4)%
FDIC assessment	983	1,171	(188)	-16.1%
Credit related expenses	867	1,483	(616)	-41.5%
Merger-related expenses	574	0	574	100.0%
Other	1,493	1,254	239	19.1%

Total non-interest expense	$16,817	$15,693	$1,124	7.2%

	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$22,436	$18,065	$4,371	24.2%
Occupancy	7,362	7,321	41	0.6%
Furniture and equipment	2,853	2,614	239	9.1%
Advertising and marketing	1,527	1,598	(71)	(4.4)%
Data processing and communications	2,719	2,935	(216)	-7.4%
Professional fees	2,090	1,848	242	13.1%
FDIC assessment	3,149	3,729	(580)	-15.6%
Credit related expenses	2,615	3,788	(1,173)	-31.0%
Merger-related expenses	1,465	0	1,465	100.0%
Other	4,182	3,946	236	6.0%

Total non-interest expense	$50,398	$45,844	$4,554	9.9%

Provision for Income Taxes

Income tax expense was $5.2 million and $3.1 million for the third quarter ended September 30, 2011 and 2010, respectively. The effective income tax rate for the quarters ended September 30, 2011 and 2010 was 35% and 37%, respectively. Income tax expense (benefit) was $13.7 million and ($11.5) million for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate for the nine months ended September 30, 2011 and 2010 was 37% and (46%), respectively. The higher effective benefit tax rate during the nine months ended September 30, 2010 compared to the statutory tax rate was primarily due to the impact of state taxes and tax credits in a loss year. The effective tax rate will vary from period to period depending on the level of tax credits applied during the period. Tax credits primarily consist of Enterprise Zone tax credits related to applicable loans located within the economically depressed areas in California. The lower effective income tax rate for the third quarter of 2011 compared to 2010 was primarily due to an increase in the federal and state tax credits for 2011 versus 2010.

Financial Condition

At September 30, 2011, our total assets were $3.02 billion, an increase of $52.8 million, or 1.78%, from $2.96 billion at December 31, 2010.

Investment Securities Portfolio

As of September 30, 2011, we had $455.8 million in available-for-sale securities, compared to $528.3 million of such securities at December 31, 2010. The net unrealized gain on the available-for sale securities at September 30, 2011 was $10.4 million, compared to a net unrealized gain on such securities of $4.1 million at December 31, 2010. During the nine months ended September 30, 2011, $64.5 million in securities was purchased, $66.6 million in mortgage related securities were paid down, and $73.3 million in securities were either called or matured. No securities were sold during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, $96.7 million in securities was purchased, $160.7 million in mortgage related securities were paid down, and $34.2 million in securities were either called or matured. During the same period of last year, we sold $201.8 million in various available-for-sale agency debt and mortgage related securities, and recognized gross gains of $6.3 million.

Loan Portfolio

As of September 30, 2011, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale and the guaranteed portion of delinquent SBA loans, increased $124 million, to $2.26 billion from $2.13 billion at December 31, 2010. New loan production during the nine months ended September 30, 2011 was $319.6 million, compared to $248.2 million during the same period of 2010.

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

These tightened underwriting standards and credit practices may adversely impact loan origination volumes. However, we believe that there will likely be a beneficial long term impact on credit performance and loan quality.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,073	0%	$2,263	0%
Commercial & industrial	1,610,391	71%	1,524,650	71%
Construction	41,292	2%	46,900	2%

Total real estate loans	1,653,756	73%	1,573,813	73%
Commercial business	507,737	22%	491,811	23%
Trade finance	86,659	4%	57,430	3%
Consumer and other	12,222	1%	13,268	1%

Total loans outstanding	2,260,374	100%	2,136,322	100%

Less: deferred loan fees	(2,707)		(2,261)

Gross loans receivable	2,257,667		2,134,061
Less: allowance for loan losses	(60,009)		(62,320)

Loans receivable, excluding guaranteed portion of delinquent SBA loans	2,197,658		2,071,741
Guaranteed portion of delinquent SBA loans	10,461		13,684

Loans receivable, net	$2,208,119		$2,085,425

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $26.4 million at September 30, 2011 and $48.1 million at December 31, 2010 and SBA loans included in commercial and industrial real estate loans were $55.0 million at September 30, 2011 and $57.5 million at December 31, 2010.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loan commitments	$261,997	$205,752
Standby letters of credit	12,808	9,777
Other commercial letters of credit	28,823	30,180

	$303,628	$245,709

Nonperforming Assets

Nonperforming assets, which include non-accrual loans, loans past due 90 days or more and accruing, restructured loans, and other real estate owned, were $56.2 million at September 30, 2011, compared to $80.5 million at December 31, 2010. Restructured loans that are accruing as defined by FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”, decreased to $23.5 million at September 30, 2011, compared to $35.1 million at December 31, 2010, resulting from the removal of $11.7 million or 19 restructured loans from the TDR disclosures in the year after restructuring as these loans were restructured at market interest rates and had sustained performance as agreed to under the modified loan terms. The ratio of nonperforming assets to gross loans plus OREO was 2.48% and 3.77% at September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$27,790	$43,803
Loans past due 90 days or more, still accruing	0	0

Total Nonperforming Loans	27,790	43,803
Other real estate owned	4,838	1,581
Restructured loans	23,543	35,103

Total Nonperforming Assets	$56,171	$80,487

Nonperforming loans (excludes accruing restructured loans) to total gross loans*, excluding loans held for sale	1.23%	2.05%
Nonperforming loans (includes accruing restructured loans) to total gross loans*, excluding loans held for sale	2.27%	3.70%
Nonperforming assets to gross loans* plus OREO	2.48%	3.77%
Nonperforming assets to total assets	1.86%	2.72%
Allowance for loan losses to non-performing loans (excludes accruing restructured loans)*	215.94%	142.27%
Allowance for loan losses to non-performing loans (includes accruing restructured loans)*	116.90%	78.98%

*	Excludes the guaranteed portion of delinquent SBA loans as these are 100% guaranteed by the SBA.

Allowance for Loan Losses

The allowance for loan losses was $60.0 million at September 30, 2011, compared to $62.3 million at December 31, 2010. We recorded a provision for loan losses of $18.8 million during the nine months ended September 30, 2011, compared to $78.8 million for the same period of 2010. The allowance for loan losses was 2.66% of gross loans at September 30, 2011 and 2.92% of gross loans at December 31, 2010. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $75.6 million and $122.7 million as of September 30, 2011 and December 31, 2010, respectively, with specific allowances of $14.6 million and $21.1 million, respectively. The decrease in the impaired loans by $47.1 million from December 31, 2010 to September 30, 2011 was primarily due to the sale of problem loans of $22.5 million during the nine months ended September 30, 2011 and the return of $26.1 million to non-impaired status. The return to non-impaired status was based on the review of current financial information and payment performance.

Activity in the allowance for loan losses for the individual operating segments is as follows for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine Months Ended September 30, 2011
	Banking Operations	Trade Finance Services	Small Business Administration	TOTAL
	(Dollars in thousands)
Balance, beginning of period	$44,645	$3,515	$14,160	$62,320
Provision for loan losses	8,474	4,249	6,069	18,792
Loans charged off	(13,920)	(812)	(9,739)	(24,471)
Recoveries of charge-offs	2,348	239	781	3,368

Balance, end of period	$41,547	$7,191	$11,271	$60,009

	Year Ended December 31, 2010
	Banking Operations	Trade Finance Services	Small Business Administration	TOTAL
	(Dollars in thousands)
Balance, beginning of period	$38,285	$3,392	$17,747	$59,424
Provision for loan losses	51,607	5,146	27,877	84,630
Loans charged off	(47,418)	(5,088)	(32,146)	(84,652)
Recoveries of charge-offs	2,171	65	682	2,918

Balance, end of period	$44,645	$3,515	$14,160	$62,320

The impaired loans for the individual operating segments at the period indicated are set forth in the following table by class of loans:

	Nine Months Ended September 30, 2011
	Banking Operations		Trade Finance Services		Small Business Administration		TOTAL
	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance
	(Dollars in thousands)
Real Estate - Residential	$0	$0	$0	$0	0	0	$0	$0
Real Estate - Commercial
Retail	2,752	464	136	0	1,614	298	4,502	762
Hotel & Motel	4,632	205	0	0	13,521	3,496	18,153	3,701
Gas Station & Car Wash	0	0	0	0	2,604	433	2,604	433
Mixed Use	2,108	176	0	0	0	0	2,108	176
Industrial & Warehouse	2,644	412	0	0	4,336	8	6,980	420
Other	10,817	1,727	1,427	0	748	3	12,992	1,730
Real Estate - Construction	1,710	0	0	0	1,585	0	3,295	0
Commercial Business	11,602	3,513	7,430	2,529	3,841	1,324	22,873	7,366
Trade Finance	0	0	1,942	0	0	0	1,942	0
Consumer and Other	155	0	0	0	0	0	155	0

	$36,420	$6,497	$10,935	$2,529	$28,249	$5,562	$75,604	$14,588

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

	Year Ended December 31, 2010
			Trade Finance		Small Business
	Banking Operations		Services		Administration		TOTAL
	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance	Unpaid Principal Balance*	Related Allowance
	(Dollars in thousands)
Real Estate - Residential	$0	$0	$0	$0	$0	$0	$0	$0
Real Estate - Commercial
Retail	14,388	1,254	184	0	1,996	305	16,568	1,559
Hotel & Motel	6,193	180	0	0	7,775	807	13,968	987
Gas Station & Car Wash	4,569	0	0	0	3,770	1,411	8,339	1,411
Mixed Use	3,968	53	0	0	0	0	3,968	53
Industrial & Warehouse	2,978	1,020	0	0	4,928	709	7,906	1,729
Other	18,883	358	763	0	487	49	20,133	407
Real Estate - Construction	7,641	1,686	0	0	2,617	0	10,258	1,686
Commercial Business	24,467	10,079	11,545	518	4,978	2,673	40,990	13,270
Trade Finance	0	0	469	0	0	0	469	0
Consumer and Other	88	0	0	0	0	0	88	0

	$83,175	$14,630	$12,961	$518	$26,551	$5,954	$122,687	$21,102

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

The following tables provide the nonperforming loans (excludes accruing restructured loans) by class of loans for the individual operating segments:

	As of September 30, 2011
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Commercial
Retail	$2,162	$136	$1,614	$3,912
Hotel & Motel	0	0	1,264	1,264
Gas Station & Car Wash	0	0	1,414	1,414
Mixed Use	1,156	0	0	1,156
Industrial & Warehouse	2,643	0	464	3,107
Other	776	763	748	2,287
Construction	0	0	1,585	1,585

Total	6,737	899	7,089	14,725
Commercial business	5,150	5,000	2,316	12,466
Trade finance	0	442	0	442
Consumer and other	157	0	0	157

	$12,044	$6,341	$9,405	$27,790

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

	As of December 31, 2010
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Commercial
Retail	$371	$0	1,244	1,615
Hotel & Motel	0	0	1,187	1,187
Gas Station & Car Wash	1,060	0	1,994	3,054
Mixed Use	3,968	0	0	3,968
Industrial & Warehouse	2,978	0	712	3,690
Other	3,490	763	581	4,834
Construction	5,931	0	2,616	8,547

Total	17,798	763	8,334	26,895
Commercial business	7,988	5,355	2,648	15,991
Trade finance	0	469	0	469
Consumer and other	448	0	0	448

	$26,234	$6,587	10,982	43,803

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

The following tables present the past due loans greater than 30 days (includes non-accrual loans), by class of loans for the individual operating segments:

	As of September 30, 2011
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Commercial
Retail	$2,162	$136	$1,784	$4,082
Hotel & Motel	3,367	0	1,264	4,631
Gas Station & Car Wash	0	0	1,414	1,414
Mixed Use	1,156	0	37	1,193
Industrial & Warehouse	2,644	0	825	3,469
Other	4,823	1,427	1,192	7,442
Construction	0	0	1,585	1,585

Total	14,152	1,563	8,101	23,816
Commercial business	6,165	5,142	3,020	14,327
Trade finance	0	442	0	442
Consumer and other	163	0	0	163

	$20,480	$7,147	$11,121	$38,748

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

	As of December 31, 2010
	Banking Operations*	Trade Finance Services*	Small Business Administration*	TOTAL
	(Dollars in thousands)
Real estate loans:
Residential	$46	$0	$0	$46
Commercial
Retail	632	0	2,214	2,846
Hotel & Motel	0	0	1,642	1,642
Gas Station & Car Wash	1,060	0	1,994	3,054
Mixed Use	4,331	0	38	4,369
Industrial & Warehouse	2,978	0	1,084	4,062
Other	3,490	763	790	5,043
Construction	5,931	0	2,616	8,547

Total	18,468	763	10,378	29,609
Commercial business	8,732	5,355	3,443	17,530
Trade finance	0	469	0	469
Consumer and other	491	0	0	491

	$27,691	$6,587	$13,821	$48,099

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts, is not materially different from loan balance in this presentation.

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loan Type
Real estate - Residential	$9	0%	$14	0%
Real estate - Commercial	35,694	71%	32,885	71%
Real estate - Construction	766	2%	3,396	2%
Commercial business	20,907	22%	24,930	23%
Trade finance	1,790	4%	192	3%
Consumer and other	581	1%	634	1%
Unallocated	262	N/A	269	N/A

Total	$60,009	100%	$62,320	100%

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

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
LOANS (1)
Average gross loans, including loans held for sale	$2,202,535	$2,178,540

Gross loans, excluding loans held for sale, the guaranteed portion of delinquent SBA loans and net of deferred loan fees and costs, at end of period	$2,257,667	$2,147,513

ALLOWANCE:
Balance-beginning of period	$62,320	$59,424
Less: Loan charge-offs:
Residential real estate	0	(23)
Commercial & industrial real estate	(14,938)	(53,026)
Construction	(3,254)	(848)
Commercial business loans	(6,023)	(21,542)
Trade finance	0	0
Consumer and other loans	(256)	(1,123)

	(24,471)	(76,562)

Plus: Loan recoveries
Commercial & industrial real estate	1,200	378
Commercial business loans	1,937	1,549
Consumer and other loans	231	74

	3,368	2,001

Net loan charge-offs	(21,103)	(74,561)
Provision for loan losses	18,792	78,830

Balance-end of period	$60,009	$63,693

Net loan charge-offs to average gross loans *	1.28%	4.56%
Allowance for loan losses to total loans at end of period	2.66%	2.97%
Net loan charge-offs to beginning allowance *	45.15%	167.30%
Net loan charge-offs to provision for loan losses	112.30%	94.58%

*	Annualized
(1)	Total loans are net of deferred loan fees and costs of $2.7 million and $2.4 million at September 30, 2011 and 2010, respectively. They also exclude the guaranteed portion of delinquent SBA loans of $10.5 million and $14.3 million at September 30, 2011 and 2010, respectively.

We believe the allowance for loan losses as of September 30, 2011 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2011, our deposits had increased by $91 million, or 4%, to $2.27 billion from $2.18 billion at December 31, 2010. The increase was driven by growth in non-interest bearing demand deposits and money market accounts. Retail deposits totaled $2.13 billion at September 30, 2011, an increase of $21 million from $2.11 billion at December 31, 2010. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $835.2 million at September 30, 2011, an increase of $20.4 million from $814.8 million at December 31, 2010.

At September 30, 2011, 20.1% of total deposits were non-interest bearing demand deposits, 43.1% were time deposits and 36.8% were interest bearing demand and savings deposits. By comparison, at December 31, 2010, 17.9% of total deposits were non-interest bearing demand deposits, 44.7% were time deposits, and 37.4% were interest bearing demand and saving deposits. Time deposits continue to dominate our deposit composition; however, our recent focus on increasing transaction accounts has helped to reduce our dependency on time deposits.

At September 30, 2011, we had $133.4 million in brokered deposits and $200.0 million in California State Treasurer deposits, compared to $63.1 million and $200.0 million at December 31, 2010, respectively. The California State Treasurer deposits have three-month maturities with a weighted average interest rate of 0.04% at September 30, 2011 and were collateralized with securities with a carrying value of $242.4 million. The weighted average interest rate for brokered deposits was 0.18% at September 30, 2011.

The following is a schedule of CD maturities as of September 30, 2011:

Maturity Schedule of Time Deposits

(in thousands)

		Weighted Average
Quarter Ending	Balance*	Interest Rate
December 31, 2011	$217,507	1.48%
March 31, 2012	157,311	1.33%
June 30, 2012	77,274	1.42%
September 30, 2012	58,473	1.25%

Total one year or less	510,565	1.40%
Over one year	149,314	1.45%

Total time deposits	$659,879	1.41%

*	Excludes wholesale time deposits

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At September 30, 2011, we had $300.0 million of FHLB advances with average remaining maturities of 1.7 years, compared to $350.0 million with average remaining maturities of 2.2 years at December 31, 2010. The weighted average rate was 3.19% and 3.18% at September 30, 2011 and at December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, five wholly-owned subsidiary grantor trusts established at various times by Nara Bancorp had $38 million of outstanding pooled trust preferred securities (“trust preferred securities”). The trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures. The trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) of Nara Bancorp. The Debentures are the sole assets of the trusts. Nara Bancorp’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by Nara Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. Nara Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Total stockholders’ equity was $383.6 million at September 30, 2011 compared to $358.6 million at December 31, 2010. The increase was primarily due to net income to common stockholders of $19.7 million for the nine months ended September 30, 2011. Our ratio of tangible common equity to tangible assets was 10.40% at September 30, 2011, compared to 9.76% at December 31, 2010. The increase was attributable to the increase in stockholders’ equity.

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

At September 30, 2011, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $401.4 million, compared to $374.4 million at December 31, 2010, representing an increase of $27.1 million, or 7%. This increase was primarily due to the net income to common stockholders of $19.7 million for the nine months ended September 30, 2011. At September 30, 2011, the total capital to risk-weighted assets ratio was 18.0% and the Tier I capital to risk-weighted assets ratio was 16.7%. The Tier I leverage capital ratio was 13.5%.

As of September 30, 2011 and December 31, 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of September 30, 2011 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$401,441	13.5%	$148,692	5.0%	$252,749	8.5%
Tier 1 risk-based capital ratio	$401,441	16.7%	$144,181	6.0%	$257,260	10.7%
Total risk-based capital ratio	$431,969	18.0%	$240,301	10.0%	$191,668	8.0%

Nara Bank
Tier I capital to total assets	$394,283	13.3%	$148,675	5.0%	$245,608	8.3%
Tier 1 risk-based capital ratio	$394,283	16.4%	$144,022	6.0%	$250,261	10.4%
Total risk-based capital ratio	$424,778	17.7%	$240,037	10.0%	$184,741	7.7%

	As of December 31, 2010 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Nara Bancorp, Inc
Tier 1 capital to total assets	$374,353	12.6%	$148,398	5.0%	$225,955	7.6%
Tier 1 risk-based capital ratio	$374,353	16.4%	$136,791	6.0%	$237,562	10.4%
Total risk-based capital ratio	$403,298	17.7%	$227,986	10.0%	$175,312	7.7%

Nara Bank
Tier I capital to total assets	$364,397	12.3%	$148,427	5.0%	$215,970	7.3%
Tier 1 risk-based capital ratio	$364,397	16.0%	$136,549	6.0%	$227,848	10.0%
Total risk-based capital ratio	$393,292	17.3%	$227,581	10.0%	$165,711	7.3%

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

At September 30, 2011, our total borrowing capacity from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank was $990 million, of which $689 million was available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $433.6 million at September 30, 2011 compared to $510.5 million at December 31, 2010. Cash and cash equivalents, including federal funds sold were $175.8 million at September 30, 2011 compared to $172.3 million at December 31, 2010. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

Recent Developments

In October 2011, we completed a public equity offering of 8,724,475 shares of common stock (including 1,137,975 shares pursuant to the full exercise by the underwriters of their overallotment option) at a price of $7.25 per share, less an underwriting discount of $0.3625 per share. Total proceeds from the equity offering, net of underwriters’ discount and offering costs, were approximately $59.7 million. We intend to use the net proceeds of the offering for general corporate purposes. The offering was conducted to increase our capital to support our pending merger with Center Financial, which is subject to regulatory and customary closing conditions. For further discussion of our public equity offering, see Note 15, Subsequent Event in the Notes to Condensed Consolidated Financial Statements (unaudited), included in Item 1. Financial Statements.

On November 4, 2011, the California Department of Financial Institutions and the Federal Reserve Bank of San Francisco notified the Company that they would not object to termination by the boards of directors of the Company and Nara Bank of the resolutions previously adopted by the respective boards at the request of such bank regulatory authorities. The resolutions addressed certain actions that would be taken by the Company and Nara Bank with respect to their business operations and related matters.

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

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2011, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	September 30, 2011		December 31, 2010
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	(3.16)%	(2.72)%	(3.12)%	(4.62)%
+ 100 basis points	(3.82)%	(0.96)%	(2.92)%	(2.27)%
- 100 basis points	0.36%	0.24%	0.56%	0.24%
- 200 basis points	(3.36)%	6.84%	(4.33)%	(0.57)%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The court granted the Company’s motion for summary judgment in September 2010, in the Chung Lawsuit described in the Company’s Form 10K for the period ended December 31, 2010, and the case was dismissed. Chung filed an appeal and oral arguments are scheduled for November 17, 2011.

On May 2, 2011, a purported shareholder class action was filed in Los Angeles Superior Court against 1) the directors of Center Financial Corporation (“Center”), 2) Center, and 3) Nara Bancorp, Inc. (Rational Strategies Fund vs. Jin Chul Jhung, et, al, Center Financial Corporation, and Nara Bancorp, Inc., Case #BC460783). The Complaint alleges the directors of Center breached their fiduciary duties of care, good faith and loyalty, in approving the proposed merger of Center and Nara Bancorp, and that all defendants failed to properly disclose material information in the registration statement relating to the merger that has been filed with the SEC. In addition, it alleges that Nara Bancorp, Inc. aided and abetted the Center directors’ alleged breaches of fiduciary duty. The complaint seeks damages in an unspecified amount, attorneys fees, interest and costs. The parties to the class action signed a Memorandum of Understanding (“MOU”) to settle this lawsuit, subject to court approval, by making certain additional disclosures, all of which appear in the amended Registration Statement filed by the Company on Form S-4 on July 15, 2011. Center further agreed to pay, following consummation of the merger, up to $400,000 in plaintiff’s attorneys’ fees, if and to the extent awarded by the court. Any such payment would not become due until the merger is consummated and would be payable by the combined company. The parties signed a stipulation, dated as of October 28, 2011, formalizing the settlement reflected in the MOU. On October 31, 2011, the plaintiff filed a motion seeking the court’s preliminary approval of the settlement.

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

NARA BANCORP, INC.

Date: November 9, 2011	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date: November 9, 2011

/s/ Philip E. Guldeman
Philip E. Guldeman
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on October 17, 2011*

3.7	Amended and Restated Bylaws of Nara Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 3.1 filed with the SEC on December 28, 2007)

10.1	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2011, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on July 7, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith.