Form 10-K
period 2011-12-31
BBCN BANCORP INC
filed 2012-03-13
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File # 000-50245

BBCN BANCORP, INC.

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011, as reported on the NASDAQ Global Select Market, was approximately $309,731,000.

Number of shares outstanding of the Registrant’s Common Stock as of March 2, 2012: 77,984,252

Documents Incorporated by Reference: Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders – Part III

PART I

Forward-Looking Information

Some statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. BBCN Bancorp does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.	BUSINESS

General

BBCN Bancorp, Inc. (“BBCN Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer commercial banking loan and deposit products through our wholly owned subsidiary, BBCN Bank, a California state-chartered bank (the “Bank” or “BBCN Bank”). BBCN Bank primarily focuses its business in Korean communities in California, New York City metropolitan area, New Jersey, Chicago and Seattle. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.

BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., was formed to become the holding company for Nara Bank effective in February 2002. Nara Bank opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and became “Nara Bank” upon converting to a California state-chartered bank in January 2005. On November 30, 2011, we merged with Center Financial Corporation (“Center Financial” or “Center”) in a merger of equals transaction. Concurrently with the merger, Nara Bancorp changed its name to “BBCN Bancorp, Inc.” At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to “BBCN Bank.”

BBCN Bancorp is registered as a bank holding company and is regulated in that capacity by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). BBCN Bancorp exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. BBCN Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to applicable limits.

Through the merger with Center , we added Center Bank’s 21 full-service branch offices, 18 of which are located in California, as well as a Loan Production Office in Seattle and one in Denver. Under the terms of the merger agreement, Center Financial shareholders received 0.7805 shares of Company common stock in exchange for each share of common stock of Center Financial, resulting in our issuance of approximately 31.2 million shares of our common stock, with a merger date fair value of $292 million.

We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy statements and information statements in connection with our stockholders meetings and other information. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. Our website address is http://www.bbcnbank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC.

Business Overview

Our principal business activities are conducted through BBCN Bank and primarily consist of earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received and interest paid, gains and losses on the sale of financial assets, and fees earned for financial services provided. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation affecting the banking industry, and the policies of various governmental and regulatory authorities. Although our business may vary with local and national economic conditions, such variations are not generally seasonal in nature.

Through our network of 44 branches and three loan production offices, we offer commercial banking loan and deposit products to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, and Small Business Administration (“SBA”) loans. BBCN Bank offers cash management services to our business customers, which includes remote deposit capture, lock box and ACH origination services. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Each of our branches operates 24-hour automated teller machines (“ATMs”). We also offer debit card services to all customers and courier services to qualifying customers. Our banking officers focus on customers to better support their banking needs. In addition, most of our branches offer travelers’ checks, safe deposit boxes, and other customary bank services. We also offer 24-hour banking by telephone. Our website at www.bbcnbank.com offers internet banking services and applications in both English and Korean.

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

Our commercial business loan portfolio includes trade finance loans from BBCN Bank’s Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. The Corporate Banking Center also issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

•	Commercial: An undertaking by the issuing bank to pay for a commercial transaction.

•	Standby: An undertaking by the issuing bank to pay for the non-performance of the applicant customer.

•	Revocable: Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide the beneficiary with a firm promise of payment).

•	Irrevocable: Letter of credit that cannot be altered or cancelled without mutual consent of all parties.

•	Sight: Letter of credit requiring payment upon presentation of conforming shipping documents.

•	Usance: Letter of credit which allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

•	Import: Letter of credit issued to assist customers in purchasing goods from overseas.

•	Export: Letter of credit issued to assist customers selling goods to overseas.

•	Transferable: Letter of credit which allows the beneficiary to transfer its drawing (payment) rights, in part or full, to another party.

•	Non-transferable: Letter of credit which does not allow the beneficiary to transfer their right, in part or full, to another.

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

Commercial Real Estate Loans

Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on such loans are generally restricted to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity; however, our loan portfolio is composed of predominantly 5-year term loans. We offer both fixed and floating rate commercial real estate loans. It is our general policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property at the date of origination.

Small Business Administration Loans

The Bank also extends loans partially guaranteed by the SBA. The Bank extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million, and a maximum SBA guaranteed amount of $3.75 million.

We are able generally to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.

SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a

Certified Development Company (“CDC”). Generally, the loans are structured so as to give the Bank a 50% first deed of trust (“TD”), the CDC a 40% second TD, and the remaining 10% is funded by the borrower. Interest rates for the first TD Bank loans are subject to normal bank commercial rates and terms, and the second TD CDC loans are fixed for the life of the loans based on certain indices.

All of our SBA loans are originated through BBCN Bank’s SBA Loan Department. The SBA Loan Department is staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.

Consumer Loans

Our consumer loans consist of home equity and signature loans, with a majority of our consumer loan portfolio currently consisting of signature loans. Effective February 28, 2007, we discontinued originating auto loans and effective January 1, 2008, we discontinued originating new home equity loans, due to the lack of scalability and profitability of these types of loans. However, upon the merger with Center, we resumed originating direct auto loans effective December 1, 2011. The consumer loans totaled $66.5 million at December 31, 2011, compared to $11.3 million at December 31, 2010.

Investing Activities

The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CD”s) and federal funds sold. Our investment portfolio consists of U.S. Treasury bills, government sponsored agency bonds, mortgage backed securities, collateralized mortgage obligations (“CMOs”), corporate bonds, municipal bonds, and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investment Security Portfolio.”

Our securities are classified for accounting purposes as available-for-sale. We do not maintain a held-to-maturity or trading portfolio. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2011, we had $740.9 million in securities available-for-sale. We purchased $236.0 million, and sold $138.2 million in investment securities during 2011. Investment securities available-for-sale acquired from Center Financial at the merger date was $293.1 million.

Deposit Activities

We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings, certificates of deposit, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock box and ACH origination services.

FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze our retail and wholesale deposits’ maturities and interest rates to monitor and manage the cost of funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Deposits.”

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

The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing qualifying mortgage loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB borrowings is included in Note 7 of “Notes to Consolidated Financial Statements.”

We may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2011, the principal balance of the qualifying loans was $494.2 million and the collateral value of investment securities was $50.5 million, and no borrowings were outstanding against this line.

Market Area and Competition

We have 44 banking offices in areas having high concentrations of Korean Americans, of which 34 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 7 are located in the New York metropolitan area and New Jersey, 2 are in Washington, and 1 is in Chicago. We also have three loan production offices located in Dallas, Seattle and Denver. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation”.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on BBCN Bancorp and the Bank of future changes in monetary and fiscal policies cannot be predicted.

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

Supervision and Regulation

General

As a California state-charted bank whose accounts are insured by the FDIC, BBCN Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the “DFI”) and the FDIC. In addition, while BBCN Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the Federal Reserve Board. The Bank is subject to supervision and regulation of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. BBCN Bancorp is registered with and subject to examination by the FRB as a bank holding company and is also subject to the bank holding company provisions of the California Financial Code, including being subject to examination by the DFI. These regulatory systems are intended primarily for the protection of depositors, the FDIC insurance fund and the banking system as a whole, rather than for the protection of shareholders or other investors.

The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.

Recent Developments

In response to the economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Moreover, especially in the current economic environment, bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (“Treasury”) implemented the Capital Purchase Program under the Treasury’s Troubled Asset Relief Program (the “CPP”), a program designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the CPP so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we issued $67 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. Upon the merger with Center Financial, the $55 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A that Center Financial issued to the Treasury pursuant to the CPP was converted into a new series of BBCN Preferred Stock, designated as Fixed Rate Cumulative Perpetual Stock, Series B, having substantially the same rights preferences, privileges and voting powers as Center Financial’s Series A Preferred Stock.

On November 4, 2011, the DFI and the FRB notified the Company that they would not object to termination by the boards of directors of the Company and the Bank of the resolutions previously adopted by the respective boards at the request of such bank regulatory authorities. The resolutions, which provided among other things for submission to the DFI and the FRB of plans for improvements in the operations of the Company and the Bank and that neither company would declare dividends without regulatory approval, have now been terminated since their objectives have been accomplished.

Bank Holding Company Regulation

BBCN Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act (“BHCA”) and that capacity is subject to supervision and examination by the FRB and its authority to:

•	Require periodic reports and such additional information as the FRB may require;

•	Require bank holding companies to maintain increased levels of capital if deemed appropriate by the FRB (See “Capital Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

•

Terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the FRB determines the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require the prior approval of senior executive officer or director changes;

•	Regulate provisions of certain bank holding company debt and require prior approval to purchase or redeem securities in certain situations; and

•

Approve or disapprove acquisitions and mergers with banks and consider certain competitive, management, financial or other factors in granting these approvals in addition to similar federal, California or other state banking agency approvals which may also be required.

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

Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage without prior FRB approval in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined by the FRB, in consultation with the Treasury, to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to maintain compliance with these requirements or correct any non-compliance within a fixed time period could lead to required divestiture of subsidiary banks or a requirement to conform all of the holding company’s activities to those permissible for a bank holding company. BBCN Bancorp has not elected financial holding company status.

Securities Exchange Act of 1934

BBCN Bancorp’s common stock is publicly held and listed on Nasdaq Global Select Market, and BBCN Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated hereunder and the Nasdaq listing requirements.

Sarbanes-Oxley Act

BBCN Bancorp is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal control over financial reporting.

Dodd-Frank Act

As required by the Dodd-Frank Act, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

On February 7, 2011, the FDIC approved a final rule, as mandated by the Dodd-Frank Act, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.

Bank Regulation

BBCN Bank is subject to regulation, supervision, and regular examination by the DFI and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the Federal Reserve Board. Federal and state laws and regulations which are specifically applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to FRB Regulation O and Federal Reserve Act Sections 23A and 23B and FRB Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain limits and exceptions and only on terms and conditions at least as favorable as those prevailing for comparable transactions with unaffiliated parties.

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate risk exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC have authority to:

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

Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Additionally, BBCN Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent that national banks may conduct such activities, provided the bank is and remains well capitalized, well managed and in satisfactory compliance with the CRA. BBCN Bank currently does not conduct activities in subsidiaries.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, a banking organizations is required to maintain certain minimum capital ratios, which are computed by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital as follows:

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

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2011, the respective capital ratios of BBCN Bancorp and BBCN Bank exceeded the minimum percentage requirements to be deemed “well-capitalized.” Further information is provided in the schedule in Note 14 of Notes to Consolidated Financial Statements.

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

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee published an agreement among its member country bank regulatory authorities to establish a new set of capital and other standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased-in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased-in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased-in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer. In general, it is expected that implementation of the Basel III standards will result in increased capital requirements for commercial banks in the United States.

BBCN Bancorp and BBCN Bank are required by the U.S. bank regulatory agencies to also maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. As of December 31, 2011, BBCN Bancorp and BBCN Bank’s leverage capital ratios were 19.81% and 18.13%, respectively, exceeding regulatory minimums.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (the “DIF”) and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. On November 9, 2010, the FDIC Board of Directors issued a final rule to implement the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0084% of insured deposits in fiscal 2011. These assessments will continue until the FICO bonds mature in 2017.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The proposed rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011 and was used to calculate the June 30, 2011. Our FDIC insurance expense totaled $4.3 million in 2011.

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

It is the FRB’s policy that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the FRB’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The terms of our Series A Preferred Stock, Series B Preferred Stock and Junior Subordinated Securities also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our Series A Preferred Stock, Series B Preferred Stock, or in our payment of interest on our Junior Subordinated Securities, we may not pay dividends on our common stock.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implementing regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedite Funds Availability Act, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the CRA, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various other federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. BBCN Bancorp and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

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

On November 18, 2009, the Department of Justice entered a Consent Decree (CD) in the case of the United States v. Nara Bank relating to Nara Bank’s past indirect auto lending practices. Although Nara Bank exited indirect auto lending in 2006 and BBCN Bank exited indirect auto lending as of December 1, 2011, BBCN Bank has acceded to the former Nara Bank’s obligations under the CD. The CD will remain in place until the year 2013 and prescribes ongoing compliance with the provisions of the Equal Credit Opportunity Act.  Given the impact the economic environment has had on consumers, Fair Lending remains a high priority of regulators.

Employees

As of December 31, 2011, we had 678 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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

Economic conditions in California, New York or other markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City metropolitan area and New Jersey. We also have banking operations in Chicago and Seattle. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A continued economic slowdown in California, New York or other markets in which we operate may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase,

•	problem assets and foreclosures may increase,

•	the level and duration of deposits may decline,

•	demand for our products and services may decline, and

•	collateral for loans may decline in value below the principal amount owed by the borrower.

Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable incurred losses, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of lending operations. We create allowances for estimated loan losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:

•	historical experience with our loans,

•	evaluation of current economic conditions and other factors,

•	reviews of the quality, mix and size of the overall loan portfolio,

•	reviews of delinquencies, and

•	the quality of the collateral underlying our loans.

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

We have a high level of loans secured by real estate collateral. A further downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2011, approximately 72% of our loan portfolio consisted of loans secured by various types of real estate. There has been a general slowdown in the economy and declines in value in the commercial real estate market in Southern California, along with high levels of unemployment. Continued deterioration in the real estate market generally and in commercial real estate values in particular, along with high levels of unemployment, may result in additional loan charge-offs and provisions for loan losses, which may have an adverse effect on our net income and capital levels.

Changes in interest rates affect our profitability. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more net interest income we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

If we lose key employees, our business may suffer. There is intense competition for experienced and highly qualified personnel in the Korean American banking industry. In addition, the America Recovery and Reinvestment Act of 2009 places certain restrictions on executive compensation that may impact our ability to attract, retain and motivate senior management personnel. Our future success depends on the continued employment of existing senior management personnel. If we lose key employees temporarily or permanently, it may hurt our business. We may be particularly hurt if our key employees became employed by our competitors in the Korean American banking industry.

Environmental laws may force us to pay for environmental problems. The cost of cleaning up or paying damages and penalties associated with environmental problems may increase our operating expenses. When a borrower defaults on a loan secured by real property, we often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We also lease premises where our branches and other facilities are located and where environmental problems may exist. Although we have lending, foreclosure and facilities guidelines that are intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, lease, manage or occupy. We may face the risk that environmental laws may force us to clean up the properties at our expense. The cost of cleaning up a property may exceed the value of the property. We may also be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default. We may find it difficult or impossible to sell contaminated properties.

We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California, which is an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood or other natural catastrophe occurs in Southern California.

An increase in non-performing assets would reduce our income and increase our expenses. If the level of non-performing assets increases in the future, it may adversely affect our operating results and financial condition. Non-performing assets are mainly loans on which the borrowers are not making their required payments. Non-performing assets also include loans that have been restructured to permit the borrower to make payments and real estate that has been acquired through foreclosure or deed in lieu of foreclosure of unpaid loans. To the extent that assets are non-performing, we have less earning assets generating interest income and an increase in credit related expenses, including provisions for loan losses.

We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past and consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Acquisitions that are large in relation to our asset size, such as our recently completed merger with Center Financial, may increase the degree of such risks.

Risks involved in acquisitions of other companies include:

•	the risk of failure adequately to evaluate the asset quality of the acquired company,

•	difficulty in assimilating the operations, technology and personnel of the acquired company,

•	diversion of management’s attention from other important business activities,

•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company,

•	inability to maintain uniform standards, controls, procedures and policies,

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities, and

•	amortization of expenses related to acquired intangible assets that have finite lives.

Liquidity risks may impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources may have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities may be impaired by factors that affect us specifically or the financial services industry in general. Factors that may detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow may also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the banking industry or the general financial services industry as a whole.

The level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may adversely affect our business and the market price of our common stock. The DFI, the FDIC and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See “Item 1. Business—Supervision and Regulation” for a further description of such regulatory powers.

Increased deposit insurance costs may adversely affect our results of operations. Due to the greatly increased rate of bank failures experienced in the current period of financial stress, as well as the extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s Deposit Insurance Fund has been substantially reduced and the FDIC has incurred substantially increased operating costs. For these reasons, the FDIC has significantly increased the rates of deposit insurance premiums that it charges insured banks, including BBCN Bank, which has increased our costs of operation. Additional increases in the deposit insurance premium rates of the FDIC or other increases in costs related to deposit insurance may be imposed, which may result in further increases in BBCN Bank’s operating costs.

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

Our business reputation is important and any damage to it may have a material adverse effect on our business. Our reputation is very important for our business, as we rely on our relationships with our current, former and potential clients and stockholders, and in the communities we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, our conduct of our business or otherwise may have a material adverse effect on our business.

As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have seven offices in New York and New Jersey. We also have banking offices in Chicago and Seattle. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be adversely affected.

Adverse conditions in South Korea may adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions there. If economic conditions in South Korea deteriorate, we may, among other things, be exposed to economic and transfer risk, and may experience an outflow of deposits by our customers with connections to South Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments in or loans made to such entities. Adverse economic conditions in South Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans. In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment and adherence to professional standards. If the appraisal does not accurately reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property and as a result, we may suffer losses.

Changes in governmental regulation may impair our operations or restrict our growth. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that we must maintain,

•	the dividends that we may pay,

•	the kinds of activities that we may engage in,

•	the compensation that we may pay,

•	the kinds and amounts of investments that we can make,

•	the locations of our offices,

•	how much interest we can pay on demand deposits,

•	insurance of deposits and the premiums that we must pay for this insurance, and

•	how much cash we must set aside as reserves for deposits.

The governmental supervision and regulations to which we are subject, which are intended primarily for the protection of depositors rather than our stockholders, may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. BBCN Bank is subject to regulation and examination by the DFI and the FDIC and BBCN Bancorp is subject to the rules and regulations of the FRB. In addition to governmental supervision and regulation, BBCN Bank and BBCN Bancorp are subject to changes in other federal and state laws, including changes in tax laws, which may materially affect the banking industry. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or force the bank into receivership.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; (ii) the creation of a Consumer Financial Protection Bureau authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iii) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination, with exceptions for banking organizations having assets of less than $10 billion, of the ability to treat trust preferred securities as Tier 1 capital; (iv) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (v) the elimination of proprietary trading and private equity investment activities by banks; (vi) the elimination of barriers to de novo interstate branching by banks; (vii) permanent establishment of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per insured account; (viii) the authorization of interest-bearing transaction accounts and (ix) changes in the calculation of FDIC deposit insurance assessments and an increase in the minimum designated reserve ratio for the DIF.

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

Our stock price may be volatile, which may result in substantial losses for our stockholders. The market price of our common stock may be subject to fluctuations in response to a number of factors, including:

•	issuing new equity securities;

•	the amount of our common stock outstanding and the trading volume of our stock;

•	actual or anticipated changes in our future financial performance;

•	changes in financial performance estimates of us or by securities analysts;

•	competitive developments, including announcements by us or our competitors of new products or services or acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the operating and stock performance of our competitors;

•	changes in interest rates;

•	changes in key personnel;

•	changes in economic conditions that affect the Bank’s performance; and

•	changes in legislation or regulations that affect the Bank.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock. We periodically evaluate opportunities to access capital markets, taking into account our financial condition, regulatory capital ratios, business strategies, anticipated asset growth and other relevant considerations. Among other considerations, we intend to redeem, at an appropriate time prior to February 15, 2014, the Series A Preferred Stock, the Series B Preferred Stock and the warrants we issued to the U.S. Treasury Department. In addition, it is possible that future acquisitions, organic growth or changes in regulatory capital requirements could require us to increase the amount or change the composition of our current capital, including our common equity. For all of these reasons, and subject to market conditions, we may issue additional shares of common stock or other capital securities in public or private transactions.

The issuance of additional common stock or securities convertible into or exchangeable for our common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock, including purchasers of common stock in this offering. Holders of our common stock have no preemptive or other rights that would entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in dilution of the ownership interests of our stockholders.

We have suspended declaration and payment of dividends on our common stock. Our ability to declare and pay dividends in the future, as well as the ability of the Bank to make dividend payments to us, will be subject to regulatory, statutory and other restrictions. In March, 2009, we announced the suspension of our prior policy of paying quarterly dividends in order to preserve capital and to provide us with increased flexibility to invest in our business. Until November 2011, we were also subject to special regulatory limitations on the payment of dividends under resolutions adopted by the boards of directors of Nara Bancorp and Nara Bank after consultation with the DFI and the FRB. Our board of directors intends to consider reinstating our prior dividend policy if economic conditions warrant it and subject to other business and strategic considerations. There can be no assurance, however, when or if we will reinstate payment of regular cash dividends. Our ability to pay dividends at that time will be subject to statutory and other limitations applicable to us or to the Bank.

Our outstanding preferred stock may diminish the net income per share available dividends to holders of our common stock or on liquidation. The accrual of dividends and the accretion of discount on our Series A Preferred Stock and Series B Preferred Stock reduce the net income available to holders of our common stock. Dividends on the Series A Preferred Stock and the Series B Preferred Stock, which accrue at the rate of 5% per annum until February 15, 2014 and 9% per annum thereafter, are cumulative, which means that any dividends not declared or paid will accumulate and be payable when the payment of dividends is resumed. Depending on our financial condition at the time, these dividend requirements may adversely affect our ability to declare and pay dividends on our common stock. The holders of the Series A Preferred Stock and Series B Preferred Stock would also be entitled to receive a liquidation payment of $1,000 per share before any payments of liquidation proceeds may be made to our common stockholders in the event of the liquidation, dissolution or winding up of the Company.

Our results of operations or financial condition could be adversely affected as a result of future impairment of our intangible assets. At December 31, 2011, we had $90.5 million of goodwill, primarily resulting from our merger with Center Financial Corporation. Future acquisitions could result in increases in the amount of our goodwill or other intangible assets. We assess the carrying value of intangible assets, including goodwill, at least annually in order to determine whether such assets are impaired. In reviewing the carrying value of intangible assets, we look to the market value of our common stock, compared to book value. We further assess the recoverability of such intangible assets by evaluating the fair value of the related business unit. If recoverability is deemed impaired, a write-down of such intangible assets would be required.

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

Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. As of December 31, 2011, we operated full-service branches at 42 leased operations, 2 owned facilities operations and LPOs at 3 leased operations. Expiration dates of our leases range from March 2012 to April 2022. The two owned facilities, the Olympic and Western branches, had carrying values (including land value) of $3.9 million and $4.4 million, respectively, at December 31, 2011. We believe our present facilities are adequate for our current needs.

As of December 31, 2011, premises and equipment, net of accumulated depreciation and amortization, totaled $20.9 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2011, was $15.9 million. Total lease expense for the year ended December 31, 2011 was $8.6 million.

Item 3.	LEGAL PROCEEDINGS

On May 2, 2011, a purported shareholder class action was filed in Los Angeles Superior Court against 1) the directors of Center Financial Corporation (“Center”), 2) Center, and 3) Nara Bancorp, Inc. (Rational Strategies Fund vs. Jin Chul Jhung, et, al, Center Financial Corporation, and Nara Bancorp, Inc., Case #BC460783). The Complaint alleges the directors of Center breached their fiduciary duties of care, good faith and loyalty, in approving the proposed merger of Center and Nara Bancorp, and that all defendants failed to properly disclose material information in the registration statement relating to the merger that has been filed with the SEC. In addition, it alleges that Nara Bancorp, Inc. aided and abetted the Center directors’ alleged breaches of fiduciary duty. The complaint seeks damages in an unspecified amount, attorneys fees, interest and costs. The parties to the class action signed a Memorandum of Understanding (“MOU”) to settle this lawsuit, subject to court approval, by making certain additional disclosures, all of which appear in the amended Registration Statement filed by the Company on Form S-4 on July 15, 2011. Center further agreed that it or its successor (the Company) would pay, following consummation of the merger, up to $400,000 in plaintiff’s attorneys’ fees, if and to the extent awarded by the court. Any such payment would not become due until the merger was consummated and would be payable by the combined company. The parties signed a stipulation, dated as of October 28, 2011, formalizing the settlement reflected in the MOU. On March 7, 2012, the Court entered an order and final judgment approving the settlement and awarding plaintiff’s counsel only $250,000 in attorneys’ fees and expenses.

The Company was a nominal defendant in Thomas Chung v. Nara Bancorp, Inc., et al, a shareholder derivative lawsuit which purports to be brought on the Company’s behalf by Mr. Thomas Chung, a former chairman of the Company’s board of directors (the “Chung Lawsuit”) and which was filed on May 20, 2008 in the Superior Court of California, County of Los Angeles. The Chung Lawsuit alleges that the members of the Company’s board of directors as composed on the date the lawsuit was filed, as well as the Company’s board of directors as it was composed in March 2005 (collectively, the “Boards”) breached their fiduciary duties to the Company’s shareholders and mismanaged corporate assets. The complaint sought damages exceeding $54 million from the Boards, together with reimbursement from all defendants of Mr. Chung’s legal costs incurred in pursuing the Chung Lawsuit. If any damages are recovered in the purported shareholder derivative lawsuit, such damages, but not any awards of legal costs to Mr. Chung would be payable to BBCN Bancorp. The court granted the Company’s motion for summary judgment in September 2010 and the case was dismissed. Chung filed an appeal, and the Court of Appeals affirmed the trial court’s ruling in January 2012. Mr. Chung did not file an appeal with the California Supreme Court within the required timeframe and thus the appellate court’s ruling is final, and the case is over.

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “BBCN.”

We had approximately 3,186 beneficial owners and 610 registered holders of our common stock as of March 2, 2012. The following table sets forth, the range of high and low sales prices for, and quarterly dividend paid on our common stock for the calendar quarters indicated.

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2011	$9.46	$5.72	0
September 30, 2011	$8.54	$5.96	0
June 30, 2011	$9.84	$7.05	0
March 31, 2011	$10.48	$9.18	0
December 31, 2010	$9.86	$6.98	0
September 30, 2010	$8.43	$5.96	0
June 30, 2010	$10.24	$7.34	0
March 31, 2010	$11.78	$8.33	0

The closing price for our common stock on the Nasdaq Global Select Market on March 2, 2012 was $9.88 per share.

In March 2009, we announced our decision to suspend our prior policy of paying quarterly cash dividends in order to preserve capital. Future dividends are subject to the discretion of our Board of Directors after its consideration of a number of factors, including our future earnings, financial condition, bank regulatory capital requirements, cash needs and general business conditions. In addition, BBCN Bancorp agreed as a condition of its issuance of the Series A and Series B Preferred Stocks to the Treasury under the CPP that it would not pay cash dividends on its common stock at a quarterly rate greater than $0.0275 per share, or redeem, purchase or acquire any of its common stock or other equity securities, without the prior approval of the Treasury Department while the Series A and Series B Preferred Stock remains outstanding.

BBCN Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by BBCN Bancorp is subject to review and possible limitation by the FRB under its authority as regulator of bank holding companies. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, BBCN Bancorp would also be prohibited from paying any dividends on our common stock or preferred stock until BBCN Bancorp is current on its interest payments.

BBCN Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to BBCN Bancorp. The ability of the Bank to declare a cash dividend to BBCN Bancorp is subject to compliance with its minimum capital requirements, additional limitations under federal and California law and regulations and policies of the FRB.

The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business—Supervision and Regulation.”

We did not repurchase any of our securities during 2011. Our ability to repurchase common stock is subject to prior approval of the FRB and the U.S. Treasury Department pursuant to the agreements we entered into in connection with our participation in the Treasury Department’s Capital Purchase Program.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	830,011	$16.35	3,128,161
Equity compensation plans not approved by security holders	0	0	0

Total	830,011	$16.35	3,128,161

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

The following graph does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing by BBCN Bancorp under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we may specifically incorporate this graph by reference.

COMPARATIVE CUMULATIVE TOTAL RETURN

AMONG BBCN BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,

SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2006

ASSUMES DIVIDENDS REINVESTED

FISCAL YEAR ENDING DEC. 31, 2011

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
BBCN Bancorp, Inc.	100	56.20	47.79	55.13	47.91	45.94
NASDAQ Composite	100	110.66	66.42	96.54	114.06	113.16
S&P 600 Index	100	99.70	68.71	86.28	108.98	110.09
SNL Bank and Thrift	100	76.26	43.85	43.27	48.30	37.56
S&P 500	100	105.49	66.46	84.05	96.71	98.76

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data of the Company as of and for each of the years in the five-year period ended December 31, 2011. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$161,895	$150,436	$158,045	$166,928	$175,773
Interest expense	32,077	42,052	65,699	70,707	78,568

Net interest income	129,818	108,384	92,346	96,221	97,205
Provision for loan losses	27,939	84,630	61,023	48,825	7,530

Net interest income after provision for loan losses	101,879	23,754	31,323	47,396	89,675
Noninterest income	23,130	24,481	18,468	13,993	22,573
Noninterest expense	82,234	63,374	61,713	57,009	56,450

Income before income tax provision (benefit)	42,775	(15,139)	(11,922)	4,380	55,798
Income tax provision (benefit)	15,660	(7,900)	(6,199)	1,625	22,599

Net income (loss)	$27,115	$(7,239)	$(5,723)	$2,755	$33,199

Dividends and discount accretion on preferred stock	(4,568)	(4,291)	(4,276)	(474)	0

Net income (loss) available to common stockholders	$22,547	$(11,530)	$(9,999)	$2,281	$33,199

Per Common Share Data:
Earnings (loss)—basic	$0.53	$(0.30)	$(0.35)	$0.09	$1.27
Earnings (loss)—diluted	0.53	(0.30)	(0.35)	0.09	1.25
Book value (period end, excluding preferred stock and warrants)	8.64	7.69	7.99	8.49	8.48
Cash dividends declared per common share	0	0	0	0.11	0.11
Number of common shares outstanding (period end)	77,984,252	37,983,027	37,824,007	26,246,560	26,193,560
Balance Sheet Data—At Period End:
Assets	$5,166,604	$2,963,296	$3,227,957	$2,672,054	$2,423,410
Securities available for sale and held to maturity	740,920	528,262	782,690	406,586	258,773
Gross loans, net of unearned loan fees and discounts
(excludes loans held for sale)	3,738,826	2,147,745	2,221,433	2,119,354	2,013,221
Deposits	3,940,892	2,176,114	2,434,190	1,938,603	1,833,346
Federal Home Loan Bank borrowings	344,402	350,000	350,000	350,000	297,000
Subordinated debentures	52,102	39,268	39,268	39,268	39,268
Stockholders’ equity	795,939	358,563	367,975	289,953	222,180
Average Balance Sheet Data:
Assets	$3,168,124	$3,007,294	$3,038,969	$2,544,667	$2,216,514
Securities available for sale	520,460	516,460	619,594	298,886	199,293
Gross loans, including loans held for sale	2,352,253	2,173,840	2,124,615	2,089,803	1,879,457
Deposits	2,360,786	2,213,940	2,291,346	1,855,629	1,772,230
Stockholders’ equity	414,768	364,159	304,770	238,800	204,863
Selected Performance Ratios:
Return on average assets(1)	0.86%	(0.24)%	(0.19)%	0.11%	1.50%
Return on average stockholders’ equity(2)	6.54%	(1.99)%	(1.88)%	1.15%	16.21%
Average stockholders’ equity to average assets	13.09%	12.11%	10.03%	9.38%	9.24%
Dividend payout ratio
(Dividends per share/earnings per share)	0.00%	0.00%	0.00%	122.22%	8.66%
Net interest spread(3)	3.92%	3.35%	2.64%	3.22%	3.41%
Net interest margin(4)	4.29%	3.75%	3.15%	3.96%	4.60%
Yield on interest-earning assets(5)	5.35%	5.21%	5.39%	6.87%	8.32%
Cost of interest-bearing liabilities(6)	1.43%	1.86%	2.75%	3.65%	4.91%
Efficiency ratio(7)	53.77%	47.70%	55.69%	51.73%	47.13%

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp: Leverage	19.81%	12.61%	12.36%	12.61%	10.77%
Tier 1 risk-based	18.15%	16.42%	16.73%	14.32%	11.84%
Total risk-based	19.41%	17.69%	17.99%	15.58%	12.78%
Bank: Leverage	18.13%	12.27%	11.77%	12.43%	10.36%
Tier I risk-based	16.62%	16.00%	16.02%	14.10%	11.41%
Total risk-based	17.88%	17.27%	17.29%	15.34%	12.34%
Asset Quality Data:
Nonaccrual loans	$31,060	$43,803	$51,674	$37,580	$16,592
Loans 90 days or more past due and still accruing(8)	17,255	0	0	0	0
Restructured loans (accruing)	18,795	35,103	64,341	3,256	765

Total nonperforming loans	67,110	78,906	116,015	40,836	17,357
Other real estate owned	7,624	1,581	2,044	2,969	—

Total nonperforming assets	$74,734	$80,487	$118,059	$43,805	$17,357

Asset Quality Ratios:
Nonaccrual loans to gross loans	0.83%	2.04%	2.33%	1.77%	0.82%
Nonperforming loans to gross loans	1.79%	3.67%	5.22%	1.93%	0.86%
Nonperforming assets to total assets	1.45%	2.72%	3.66%	1.64%	0.72%
Nonperforming assets to gross loans and OREO	1.99%	3.74%	5.31%	2.06%	0.86%
Allowance for loan losses to gross loans	1.66%	2.90%	2.68%	2.05%	1.00%
Allowance for loan losses to nonaccrual loans	199.46%	142.27%	115.00%	115.54%	120.75%
Allowance for loan losses to nonperforming loans	92.31%	78.98%	51.22%	106.33%	115.43%
Allowance for loan losses to nonperforming assets	82.90%	77.43%	50.33%	99.12%	115.43%
Net charge-offs to average gross loans	1.20%	3.76%	2.12%	1.22%	0.35%

(1)	Net income (loss) divided by the average assets
(2)	Net income (loss) divided by the average stockholders’ equity
(3)	Difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities
(4)	Net interest income expressed as a percentage of average interest-earning assets
(5)	Interest income divided by the average interest-earning assets
(6)	Interest expense divided by the average interest-bearing liabilities
(7)	Noninterest expense divided by the sum of net interest income plus noninterest income
(8)	Acquired loans that were originally recorded at fair value upon acquisitions. These loans are considered to be accruing as we can reasonably estimate future cash flows on acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank, formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, we merged with Center Financial Corporation (“Center Financial” or “Center”) in a merger equals transaction. Concurrently with the merger, Nara Bancorp changed its name to “BBCN Bancorp, Inc.” At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to “BBCN Bank.”

We offer a full range of commercial banking and consumer deposit products through BBCN Bank, a California state-chartered bank. BBCN Bank primarily focuses its business in Korean-American communities in California, in the New York City metropolitan area, and New Jersey. Our November 2011 merger with Center Financial allowed us to expand our organization by adding banking operations in Chicago and Seattle and strengthen our strategic position in California. Upon the completion of merger with Center Financial, our banking offices increased from 23 to 44 in California, the New York metropolitan area, New Jersey, Chicago and Seattle and three loan production offices located in Dallas, Seattle and Denver. We offer our banking services through out network of banking offices and loan production offices to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance and SBA loans. We have discontinued origination of consumer loans, but continue to service such loans in our portfolio. Effective December 1, 2011, upon the merger with Center, we resumed originating direct auto loans and started issuing credit cards.

Through the merger with Center Financial, we acquired Center Bank’s 21 full-service branch offices, 18 of which are located in California, as well as two Loan Production Offices in Seattle and Denver. Under the terms of the merger agreement, Center Financial shareholders received 0.7805 shares of Company common stock in exchange for each share of common stock of Center Financial, resulting in our issuance of approximately 31.2 million shares of Company common stock, with a merger date fair value of $292 million.

The merger was accounted for as an acquisition of Center Financial by Nara Bancorp in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification (“ASC”) 805, Business Combination. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. We engaged a third party valuation specialist to assist us in determining the fair value of Center’s loan portfolio, time deposits, servicing assets, FDIC loss share receivable, debt, investments in affordable housing partnerships and operating leases. Additionally, the firm was asked to assist in the determination of the value of the intangible asset associated with the core deposit intangibles. Goodwill of $88.0 million was recorded, which is equal to the excess of the consideration transferred over the fair value of identifiable net assets acquired in connection with the merger. See Note 2 of Notes to the Consolidated Financial Statements for more detailed information on Center merger.

We had previously identified three principal operating segments: banking operations, trade finance services and small business administration lending services. However, our strategic focus has migrated from transactional banking to relationship banking upon the merger with Center Financial. While the chief operating decision makers continue to monitor the revenue streams of the various products and services, we now focus more on the relational aspects of our customers who are encouraged to purchase a multitude of products and services. Accordingly, all of the operations are considered by us to be aggregated in one reportable operating segment.

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

We have a significant business and geographic concentration in the Korean-American communities in California, the New York City metropolitan area, New Jersey, Washington, and Chicago and our results are affected by economic conditions in these areas and in South Korea. A further decline in economic and business conditions in our market areas and in South Korea may have some impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have some adverse effect on our results of operations.

On November 4, 2011, the DFI and the FRB notified the Company that they would not object to termination by the boards of directors of the Company and the Bank of the resolutions previously adopted by the respective boards at the request of such bank regulatory authorities. The resolutions, which provided among other things for submission to the DFI and the FRB of plans for improvements in the operations of the Company and the Bank and that neither company would declare dividends without regulatory approval, have now been terminated since their objectives have been accomplished.

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

Allowance for Loan Losses

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

Investment Securities

The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors’ reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends, and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external brokers or independent external pricing service providers for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2011 or 2010.

We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be “other-than-temporarily” impaired as of December 31, 2011. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.

Acquired Loans

Loans that we acquired in the merger with Center Financial are recorded at fair value with no carryover of the related allowance for loan losses. We considered all classified and criticized loans and FDIC-assisted Innovative Bank acquisition related loans as credit impaired loans (“Credit Impaired Loans”) under the provisions of Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality resulting from the Center Financial merger. Pass graded loans acquired from Center Financial (“Performing Loans”) were not accounted for under ASC 310-30. These Performing Loans were placed in pools with similar risk characteristics and were recorded at fair value at the merger date. Management will periodically reassess the net realizable value of each loan pool and record interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.

Credit Impaired Loans

In accordance with ASC 310-30, Credit Impaired Loans acquired from Center were aggregated into pools based on individually evaluated common risk characteristics (including whether the loans were currently in nonperforming status) and expected cash flows were estimated on a pool basis. A pool was accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. We aggregated all of Credit Impaired Loans into 17 different pools. A loan will be removed from a pool of loans only if the loan is sold or foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed form the pool at the carrying value.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield will be disclosed quarterly.

The excess of the contractual balances due over the cash flows expected to be collected is considered to be nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the merger date. Subsequent to the merger date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the merger date are recognized by recording a provision for loan losses.

Credit Impaired Loans that met the criteria for nonaccrual of interest prior to the merger may be considered performing upon merger, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to collect the new carrying value of the loans in full. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.

At the merger date, the gross loan portfolio, including covered loans, of Center Financial, was approximately $1.5 billion with a related allowance for loan losses of $39.9 million. The valuation resulted in a discount of approximately $118.0 million as of November 30, 2011. This discount consists of two components; nonaccretable discount and accretable discount. The Performing Loans portfolio was approximately $1.31 billion and was discounted by $67 million related to credit discount and $12 million for yield. The Credit Impaired Loans portfolio, including covered loans, was approximately $223 million and was discounted by $39 million, with substantially all of the discount being related to credit.

FDIC Loss Share Receivable

In conjunction with the FDIC-assisted acquisition of Innovative Bank by Center Financial in 2010, Center Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of merger with Center Financial, consistent with Center Financial’s accounting treatment, we elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss sharing agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into other income over the life of the FDIC loss share receivable.

The FDIC loss share receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in the cash flows of the covered assets over those expected will reduce the FDIC loss share receivable and any decreases in cash flows of the covered assets under those expected will increase the FDIC loss share receivable. Increase and decrease to the FDIC loss share receivable are recorded as adjustments to other income.

Goodwill

We test goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2011.

Income Taxes

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

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years). As a result of the merger on November 30, 2011, both Nara Bancorp and Center Financial underwent a greater than 50% ownership change. There is expected to be no limitation on the use of either company’s tax attributes, because as of November 30, 2011 both companies had net unrealized built in gains, rather than net unrealized built in losses. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger future Section 382 limitations on the Company’s use of tax attributes.

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

The other significant source of our income is non-interest income, including service charges and fees on deposit accounts, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans that were held for sale and investment securities available for sale. Our non-interest income can be reduced by net losses on sales of other real estate owned and charges for other than temporary impairment on investment securities and derivative instruments.

In addition to interest expense, our income is impacted by provisions for loan losses, and non-interest expenses, primarily salaries and benefits and occupancy expense.

Net Income

Our net income (loss) available to common stockholders was $22.5 million for 2011 compared to ($11.5 million) for 2010 and ($10.0 million) for 2009. Our earnings (loss) per common share based on fully diluted shares were $0.53, ($0.30) and ($0.35) for 2011, 2010 and 2009, respectively. The return on average assets was 0.86%, -0.24% and -0.19% and the return on average stockholders’ equity was 6.54%, -1.99% and -1.88%.

The increase in earnings for 2011 compared to 2010 was primarily due to decreases in loan loss provisions and increases in net interest margin, partially offset by the the increase in non-interest expense. The decline in earnings for 2010 compared to 2009 was primarily due to increases in loan loss provisions and non-interest expense, partially offset by increases in net interest margin and non-interest income.

Operations Summary

	Year Ended December 31,
	2011	Increase (Decrease)		2010	Increase (Decrease)		2009
(Dollars in thousands)		Amount	%		Amount	%
Interest income	$161,895	$11,459	8%	$150,436	($7,609)	(5)%	$158,045
Interest expense	32,077	(9,975)	(24)%	42,052	(23,647)	(36)%	65,699

Net interest income	129,818	21,434	20%	108,384	16,038	17%	92,346
Provision for loan losses	27,939	(56,691)	(67)%	84,630	23,607	39%	61,023
Non-interest income	23,130	(1,351)	(6)%	24,481	6,013	33%	18,468
Non-interest expense	82,234	18,860	30%	63,374	1,661	3%	61,713

Income before income tax provision	42,775	57,914	(383)%	(15,139)	(3,217)	(27)%	(11,922)
Income tax provision	15,660	23,560	(298)%	(7,900)	(1,701)	(27)%	(6,199)

Net income	$27,115	$34,354	(475)%	($7,239)	($1,516)	(26)%	($5,723)

Net Interest Margin and Net Interest Rate Spread

We analyze our earnings performance using, among other measures, the net interest spread and net interest margin. The net interest spread represents the difference between the weighted average yield on interest-earning assets and average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of the amounts of interest-earning assets to interest-bearing liabilities.

Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the weighted average yield on each category of interest-earning assets, the average rate paid on each category of interest-bearing liabilities, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2011.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$2,352,253	$145,554	6.19%	$2,173,840	$134,390	6.18%	$2,124,615	$131,416	6.19%
Securities(3)	520,460	15,501	2.98%	516,460	15,141	2.93%	619,594	25,742	4.15%
Other investments	148,339	812	0.55%	192,459	856	0.44%	171,270	680	0.40%
Federal funds sold	3,469	28	0.81%	6,082	49	0.81%	14,806	207	1.40%

Total interest-earning assets	3,024,521	161,895	5.35%	2,888,841	150,436	5.21%	2,930,285	158,045	5.39%
Non-interest earning assets:
Cash and due from bank	48,632			29,844			71,025
Premises and equipment, net	11,036			11,082			11,585
Accrued interest receivable	9,381			9,560			10,246
Intangible assets	11,207			3,312			3,857
Other assets	63,347			64,655			11,971

Total non-interest earning assets	143,603			118,453			108,684

Total assets	$3,168,124			$3,007,294			$3,038,969

INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$751,783	6,322	0.84%	$608,051	6,374	1.05%	$467,764	8,948	1.91%
Savings	130,568	2,945	2.26%	135,008	3,274	2.43%	125,877	3,948	3.14%
Time certificates	1,002,780	10,978	1.09%	1,118,383	18,234	1.63%	1,397,419	37,740	2.70%
FHLB advances	314,216	9,774	3.11%	353,384	12,099	3.42%	356,528	13,041	3.66%
Other borrowings	44,971	2,058	4.58%	42,895	2,071	4.83%	37,883	2,022	5.34%

Total interest-bearing liabilities	2,244,318	32,077	1.43%	2,257,721	42,052	1.86%	2,385,471	65,699	2.75%

Non-interest bearing liabilities and equity
Demand deposits	475,655			352,498			300,286
Other liabilities	33,383			32,916			48,442
Stockholders’ equity	414,768			364,159			304,770

Total liabilities and stockholders’ equity	$3,168,124			$3,007,294			$3,038,969

NET INTEREST INCOME AND YIELD:
Net interest income		$129,818			$108,384			$92,346

Net interest margin			4.29%			3.75%			3.15%
Net interest margin, excluding non-accrual interest			4.31%			3.80%			3.20%
Net interest margin, excluding non-accrual interest and loan prepayment fee income			4.29%			3.78%			3.18%
Net interest spread(4)			3.92%			3.35%			2.64%
Net interest spread(5)			4.17%			3.60%			2.94%
Cost of funds(6)			1.18%			1.61%			2.45%

(1)	Interest income on loans includes amortization of loan fees, prepayment fees received on loan pay-offs, and accretion of discount on acquired loans from Center. See the table below for detail. The average balance of loans is net of deferred loan fees.

Year ended December 31,	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income	Non-accrual Loan Income (expense)	Accretion of discount on acquired loans from Center
	(In Thousands)
2011	$2,173	($2,744)	$487	($368)	$2,429
2010	1,855	(2,261)	525	(1,415)	0
2009	1,311	(2,343)	632	(1,470)	0

(2)	Average balances of loans are net of deferred loan fees and costs and include non-accrual loans and loans held for sale, but excludes the guaranteed portion of delinquent SBA loans.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Interest on interest-earning assets minus interest on interest-bearing liabilities
(5)	Interest on interest-earning assets minus interest on interest-bearing liabilities and non-interest bearing deposits
(6)	Interest on interest-bearing liabilities and non-interest bearing deposits

	Year Ended December 31,
	2011 compared to 2010			2010 compared to 2009
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$11,164	$116	$11,048	$2,974	$(69)	$3,043
Interest on other investments	(44)	175	(219)	176	87	89
Interest on securities	360	242	118	(10,601)	(6,772)	(3,829)
Interest on federal funds sold	(21)	0	(21)	(158)	(66)	(92)

TOTAL INTEREST INCOME	$11,459	$533	$10,926	$(7,609)	$(6,820)	$(789)

INTEREST EXPENSE:
Interest on demand deposits	$(52)	$(1,396)	$1,344	$(2,574)	$(4,774)	$2,200
Interest on savings	(329)	(224)	(105)	(674)	(945)	271
Interest on time certificates of deposit	(7,256)	(5,519)	(1,737)	(19,506)	(12,971)	(6,535)
Interest on FHLB	(2,325)	(1,051)	(1,274)	(942)	(828)	(114)
Interest on other borrowings	(13)	(111)	98	49	(204)	253

TOTAL INTEREST EXPENSE	$(9,975)	$(8,301)	$(1,674)	$(23,647)	$(19,722)	$(3,925)

NET INTEREST INCOME	$21,434	$8,834	$12,600	$16,038	$12,902	$3,136

Net Interest Income and Net Interest Margin

Net interest income was $129.8 million for 2011, compared to $108.4 million for 2010 and $92.3 million for 2009. The net interest margin was 4.29% for 2011 compared to 3.75% for 2010 and 3.15% for 2009. Interest income reversed for non-accrual loans (net of income recognized) was $368 thousand for 2011, compared to $1.4 million for 2010 and $1.5 million for 2009. Excluding this effect, the net interest margin for 2011, 2010 and 2009 was 4.31%, 3.80% and 3.20%, respectively.

Comparison of 2011 with 2010

Net interest income increased $21.4 million, or 20%, during 2011. The increase in net interest income was primarily attributable to an improvement in the net interest margin and one month of net interest income following the merger with Center. Net interest income for the year ended December 31, 2011, also included approximately $2.4 million of additional loan interest income resulting from the December 2011 accretion of the loan discount on acquired loans. The cost of deposits decreased during 2011 due to the decrease in the rates paid on certificates of deposit upon renewal as well as a favorable shift in the mix of deposits following the merger.

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

Interest Income

Interest income was $161.9 million for 2011, compared to $150.4 million for 2010 and $158.0 million for 2009. The yield on average interest-earning assets was 5.35% for 2011, compared to 5.21% for 2010 and 5.39% for 2009.

Comparison of 2011 with 2010

The increase in interest income of $11.5 million, or 8%, for 2011 compared to 2010 was primarily due to the interest income on acquired loans from the merger for the month of December 2011, which approximate $6.9 million. The weighted average yield on investment securities for 2011 increased due to $236 million in available-for-sale securities purchased during 2011, yielding 2.57%, and $293 million in available-for-sale securities acquired from the merger, yielding 1.86%.

Comparison of 2010 with 2009

The decrease in interest income of $7.6 million, or 5%, for 2010 compared to 2009 was primarily due to a decrease in the weighted average yield on average interest-earning assets, particularly in investment securities. The yield on average investment securities was 2.93% for 2010, compared to 4.15% for 2009. The decrease in the weighted average yield on investment securities was due to sale of investment securities totaling $201.8 million with a weighted average yield of 4.89%, which was replaced by new investment securities purchased in 2010, which had lower yields than the weighted average yield of the portfolio as a result of decreases in market interest rates. The weighted average yield on loans for 2010 was 6.18%, compared to 6.19% for 2009. Average loans increased $49.2 million to $2.2 billion for 2010 from $2.1 billion for 2009.

Interest Expense

Deposits

Interest expense on deposits was $20.2 million for 2011 compared to $27.9 million for 2010 and $50.6 million for 2009. The average cost of total deposits was 0.86% for 2011 compared to 1.26% for 2010 and 2.21% for 2009. The average cost of interest-bearing deposits was 1.07% compared to 1.50% for 2010 and 2.54% for 2009.

Comparison of 2011 with 2010

The decrease in interest expense on total deposits of $7.6 million, or 27%, for 2011 compared to 2010 was due to the decrease in the rates paid on certificates of deposit upon renewal as well as a favorable shift in the mix of deposits following the merger. Non-interest bearing deposits accounted for 25% of total deposits at December 31, 2011, compared with 18% at December 31, 2010 and 14% at December 31, 2009.

Comparison of 2010 with 2009

The decrease in interest expense on total deposits of $22.8 million, or 45%, for 2010 compared to 2009 was primarily due to the decrease in the rates paid on certificates of deposits upon renewal and on money market accounts as a result of the decline in market interest rates.

Borrowings

Borrowings include borrowings from the FHLB, the FRB, federal funds purchased and subordinated debentures. As part of our asset-liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.

Average FHLB advances were $314.2 million in 2011, compared to $353.4 million in 2010 and $356.5 million in 2009. Interest expense on FHLB borrowings was $9.8 million in 2011, compared to $12.1 million for 2010 and $13.0 million for 2009. The average cost of FHLB advances was 3.11% for 2011, compared to 3.42% for 2010 and 3.66% for 2009. The decrease in the average cost of FHLB advances in 2011 was primarily due to the early retirement of $70 million in higher-rate advances, which resulted in a prepayment expense of $6.4 million during the month of December 2011. In addition, matured advances with higher rates being either refinanced at lower rates or allowed to expire during 2011 contributed to the decrease in the average cost. The assumed FHLB advances from the merger accounted for $129.4 million and the average cost of 0.50% as of December 31, 2011.

The average cost of other borrowings, including subordinated debentures, was 4.58% for 2011, compared to 4.83% for 2010 and 5.34% for 2009. The fluctuation in the average cost of other borrowings was due to changes in the 3-month LIBOR, to which all but one of our issues of subordinated debentures are tied. For 2011, the 3-month LIBOR average was 0.34%, compared to 0.34% and 0.69% for 2010 and 2009, respectively. Interest expense on subordinated debentures was $1.9 million for 2011, compared to $1.9 million for 2010 and $2.0 million for 2009.

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material respects from current estimates. If the allowance for loan losses is inadequate, we may be required to record additional loan loss provision, which may have a material adverse effect on our financial condition.

Comparison of 2011 with 2010

The provision for loan losses was $27.9 million for 2011, a decrease of $56.7 million, or 67%, from $84.6 million for 2010. The reduction in the the provision for loan losses reflects a decrease in net charge offs, which decreased to $28.3 million for 2011, compared to $81.7 million for 2010.

Comparison of 2010 with 2009

The provision for loan losses was $84.6 million for 2010, an increase of $23.6 million, or 39%, from $61.0 million for 2009. The increase is primarily due to an additional $26.3 million of charge-offs taken on over $60 million of problem loans that were transferred to loans held for sale at June 30, 2010 and sold in a bulk sale in the third quarter 2010. Net charge-offs increased to $81.7 million for 2010, compared to $45.0 million for 2009. The increase in net charge-offs was mostly due to an increase in partial charge-offs on impaired loans resulting primarily from declines in collateral values on collateral dependent loans as well as the charge-offs associated with the loans transferred to loans held for sale. Total classified loans decreased to $136.0 million at December 31, 2010, compared to $157.2 million at December 31, 2009, primarily due to sales of $115 million of problem loans during the year, the majority of which were classified, as well as the charge-off of classified loans, offset by $131.0 million in additional classified credits during the year.

See “Financial Condition—Allowance for Loan Losses” for a description of our methodology for determining the allowance for loan losses.

Non-interest Income

Non-interest income was $23.1 million for 2011, compared to $24.5 million for 2010 and $18.5 million for 2009.

Comparison of 2011 with 2010

Net gains on sales of SBA loans increased $6.0 million, or 425%, to $7.4 million in 2011 from $1.4 million in 2010. Total SBA loan originations during 2011 increased $41.8 million, or 77% to $96.4 million compared to $54.6 million for 2010 due to the continues improvement of the of the SBA secondary market. Sales of SBA loans for 2011 were $71.1 million compared to $27.4 million for 2010. The increase reflected higher levels of SBA loan production and sales. Of the net gains of $7.4 million, $1.2 million was due to recognition of deferred gains from sales of $11.9 million in SBA loans during 2010. Other loans sold in 2011 and 2010 were $28.1 million and $77.2 million, respectively.

Net gains on sales of securities available-for-sale decreased $5.1 million, or 80%, to $1.3 million for 2011 from $6.4 million for 2010. A total of $138.2 million in available-for-sale investment securities were sold in December 2011 as part of the rebalancing of duration and mix of the investment securities portfolio, and purchased replacement investment securities with an aggregate book value of $108.9 million. Net gains on sales of other real estate owned (“OREO”) was $193 thousand in 2011 compared to $605 thousand loss in 2010. We sold 12 properties during 2011 compared to 13 properties during 2010.

Comparison of 2010 with 2009

Service charges on deposit accounts decreased $320 thousand, or 5%, to $6.5 million for 2010 from $6.8 million for 2009. The decrease was primarily due to a decrease in overdraft and NSF charges, assessed on deposit customers, which decreased $299 thousand, or 6%, to $4.8 million for 2010 from $5.1 million for 2009. Net gains on sales of SBA loans increased $706 thousand, or 102%, to $1.4 million in 2010 from $694 thousand in 2009. Total SBA loan originations during 2010 increased $43.4 million, or 386% to $54.6 million compared to $11.2 million for 2009 due to the recovery of the SBA secondary market. Sales of SBA loans for 2010 was $27.4 million compared to $11.0 million for 2009. The increase in net gains on sales of SBA loans was also due to the increase in premium paid. The average premium increased to 9.38% for 2010 compared to 6.14% for 2009. Other loans sold in 2010 and 2009 were $77.2 million and $13.7 million, respectively. Net gains on sales of other loans increased $3.6 million, or 500%, to $4.4 million for 2010 from $728 thousand for 2009. The increase in net gains on sales of other loans was due to the sale of problem assets of $61.1 million, which had been written down to estimated market value at June 30, 2010, but which resulted in a net gain of $3.7 million during third quarter of 2010.

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

A breakdown of non-interest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2011	Amount	%	2010	Amount	%	2009
Non-interest Income:
Service charges on deposit accounts	$6,370	$(94)	(1)%	$6,464	$(320)	(5)%	$6,784
International service fees	2,625	256	11%	2,369	363	18	2,006
Loan servicing fees, net	1,533	(303)	(17)%	1,836	(30)	(2)	1,866
Wire transfer fees	1,555	363	30%	1,192	(140)	(11)	1,332
Net gains on sales of SBA loans	7,354	5,954	425%	1,400	706	102	694
Net gains on sales of other loans	33	(4,335)	(99)%	4,368	3,640	500	728
Net gains on sales and calls of securities available for sale	1,289	(5,107)	(80)%	6,396	1,969	45	4,427
Net gains (losses) on sales of OREO	193	798	(132)%	(605)	(285)	(89)	(320)
Net valuation losses on interest rate swaps	(114)	743	(87)%	(857)	(411)	(92)	(446)
Other income and fees	2,292	374	19%	1,918	521	37	1,397

Total non-interest income	$23,130	$(1,351)	(6)%	$24,481	$6,013	33%	$18,468

Non-interest Expense

Non-interest expense was $82.2 million for 2011, compared to $63.4 million for 2010 and $61.7 million for 2009. The increases were $18.9 million, or 30% for 2011 and $1.7 million, or 3% for 2010.

Comparison of 2011 with 2010

The increase in non-interest expense for 2011 over 2010 primarily reflected higher costs associated with the combined operations of the former Nara and Center for one month, the $6.4 million prepayment charge for early retirement of FHLB advances as part of a balance sheet restructuring strategy implemented during the fourth quarter of 2011, and merger and integration expenses of $4.7 million.

Salaries and employee benefits amounted to $31.6 million for 2011, an increase of $6.4 million, or 25%, compared to $25.3 million for 2010. The increase was due to an increase in the number of full-time equivalent employees, which increased to 678 at December 31, 2011 from 376 as of December 31, 2010, an increase of $1.2 million in bonus accrual, an increase of $773 thousand in group insurance expense due to the increase in premium costs, and an increase of $591 thousand in 401(k) plan contributions, as we reinstated the company matching program effective January 1, 2011. The increase in FTE employee was primarily due to the inclusion of the former Center employees, which was 319 FTE at December 31, 2011. FTEs at the merger date was 712.

Our occupancy expense increased $2.1 million, or 21%, to $11.8 million for 2011 compared to $9.8 million for 2010. This increase is primarily the result of the cost associated with the termination of a lease which resulted in a non-recurring one-time expense of $1.5 million during the fourth quarter, as well as one month of expense related to the consummation of the merger, which increased the number of branches in December from 23 pre-merger to 44 post-merger.

Credit-related expense decreased $992 thousand, or 21%, to $3.8 million for 2011 compared to $4.8 million in 2010. The decrease was primarily due to a lower need for collection activities during 2011.

Comparison of 2010 with 2009

The increase in non-interest expense for 2010 over 2009 was primarily due to increases in furniture and equipment, credit related, and merger and integration expense, partially offset by a decrease in the FDIC insurance premium. Furniture and equipment expense increased $614 thousand, or 21% to $3.5 million for 2010 from $2.9 million for 2009. The increase was primarily due to an increase in depreciation expense for information technology equipment purchased in 2010. Credit related expenses increased $374 thousand, or 8% to $4.8 million for 2010 from $4.4 million for 2009. This increase was primarily due to an increase in loan collection related expense. The increase in merger and integration expense was due to Center merger related expenses such as investment banking and legal fees of $1.0 million. The decrease in the FDIC insurance premium was due to a one-time assessment of $1.47 million paid on June 30, 2009. Excluding the one-time assessment, the FDIC insurance premium increased $1.2 million, or 32%, due to an increase in the assessment rate.

A breakdown of non-interest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2011	Amount	%	2010	Amount	%	2009
Non-interest Expense:
Salaries and employee benefits	$31,629	$6,368	25%	$25,261	$(176)	(1)%	$25,437
Occupancy	11,833	2,066	21	9,767	(151)	(2)	9,918
Furniture and equipment	4,033	493	14	3,540	614	21	2,926
Advertising and marketing	2,486	466	23	2,020	349	21	1,671
Data processing and communications	3,913	(41)	(1)	3,954	212	6	3,742
Professional fees	2,971	433	17	2,538	214	9	2,324
FDIC assessment	4,347	(621)	(13)	4,968	(269)	(5)	5,237
Credit related expense	3,789	(992)	(21)	4,781	374	8	4,407
Merger and integration expense	4,713	3,712	371	1,001	1,001	100	0
Prepayment charge on retirement of debt	6,385	6,385	100	0	0	0	0
Other	6,135	591	11	5,544	(507)	(8)%	6,051

Total non-interest expense:	$82,234	$18,860	30%	63,374	$1,661	3%	$61,713

Income Tax Provision

The provision (benefit) for income taxes for 2011 was $15.7 million compared to ($7.9 million) in 2010 and ($6.2 million) in 2009. The effective income tax (benefit) rate was 37% for 2011 compared to (52%) for 2010 and (52%) for 2009. The effective tax rate for 2011 reflected larger affordable housing tax credits in 2011 versus 2010, partially offset by larger non-deductible merger costs incurred in 2011 versus 2010. The higher effective tax benefit rates during 2010 and 2009 compared to the statutory tax rate was primarily due to the impact of state taxes and tax credits in a loss year. See Note 9 of Notes to Consolidated Financial Statements for more detailed information on Income taxes.

Financial Condition

Our total assets were $5.17 billion at December 31, 2011 compared to $2.96 billion at December 31, 2010, an increase of $2.2 billion or 75%. Total assets increased due to the merger as we recorded the Center assets and liabilities at fair value as of the November 30, 2011 merger date in accordance with the acquisition method of accounting. A summary of the major assets acquired and liabilities assumed with the fair value adjustments is provided in the table below.

	As of November 30, 2011
(in thousands)	Carrying Balances	Fair Value Adjustments	Adjusted Balances
Assets Acquired:
Cash and cash equivalents	$325,993	$0	$325,993
Investment securities available for sale	293,065	0	293,065
Term federal funds sold, original maturities more than 90 days	50,000	0	50,000
Loans, net	1,486,407	(55,942)	1,430,465
FRB and FHLB stock	12,591	0	12,591
Premises and equipment	12,053	410	12,463
FDIC loss share receivable	17,503	(6,651)	10,852
Deferred tax assets	19,627	29,243	48,870
Core deposit intangible	408	3,692	4,100
Other assets	64,992	(1,507)	63,485

Total assets acquired	$2,282,639	$(30,755)	$2,251,884

Liabilities Assumed:
Certificates of deposit	$(1,822,974)	$(4,432)	$(1,827,406)
Borrowings	(149,812)	1,052	(148,760)
Other liabilities	(16,572)	(276)	(16,848)
Preferred stock	(54,158)	0	(54,158)

Total liabilities assumed	$(2,043,516)	$(3,656)	$(2,047,172)

Total identifiable net assets	$239,123	$(34,411)	$204,712

Center merger and fair value adjustments are discussed in more detail in Note 2 to our Consolidated Financial Statements presented elsewhere herein.

Loan Portfolio

We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. Gross loan receivable rose by $1.59 billion to $3.74 billion at December 31, 2011 from $2.15 billion at December 31, 2010, principally reflecting the addition of the acquired Center loan portfolio at fair value.

During 2011, new loans originated were $476.8 million compared to $376.4 million for 2010. Loan growth remained concentrated in commercial real estate loans . The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 59% of our total loans were adjustable rate loans at December 31, 2011, compared to 52% at December 31, 2010. Approximately 36% of new loan originations were fixed rate loans for 2011 compared to 30% for 2010.

With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us (if any). As of December 31, 2011, our lending limit was approximately $110 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of $183.3 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $40.6 million, which were performing as agreed at December 31, 2011.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$2,043	0%	$2,263	0%	$4,801	0%	$5,280	0%	$7,412	0%
Commercial	2,631,880	70%	1,525,687	71%	1,597,839	72%	1,406,068	66%	1,305,164	65%
Construction	44,756	1%	46,900	2%	54,084	2%	61,524	3%	61,920	3%

Total real estate loans	2,678,679	71%	1,574,850	73%	1,656,724	75%	1,472,872	69%	1,374,496	68%
Commercial business	849,576	23%	504,458	23%	497,606	22%	552,864	26%	527,320	26%
Trade finance	146,684	4%	57,430	3%	51,411	2%	66,603	3%	78,055	4%
Consumer and other	66,631	2%	13,268	1%	18,035	1%	28,520	1%	34,809	2%

Total loans outstanding	3,741,570	100%	2,150,006	100%	2,223,776	100%	2,120,859	100%	2,014,680	100%
Less: deferred loan fees	(2,744)		(2,261)		(2,343)		(1,505)		(1,459)

Gross loans receivable	3,738,826		2,147,745		2,221,433		2,119,354		2,013,221
Less: allowance for loan losses	(61,952)		(62,320)		(59,424)		(43,419)		(20,035)

Loans receivable, net	$3,676,874		$2,085,425		$2,162,009		$2,075,935		$1,993,186

Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 70% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio, and are currently not being offered by the Bank. This pool of residential real estate loans is made up of loans funded in prior years that are still being serviced by the Bank. Construction loans are also a small portion of the total real estate portfolio, comprising approximately 1% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $1.1 billion or, 70%, to $2.7 billion at December 31, 2011 from $1.6 billion at December 31, 2010 primarily due to the addition of the acquired Center loan portfolio at fair value.

Other Loans

Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2011, commercial business loans increased by $345.1 million, or 68%, to $849.6 million at December 31, 2011 from $504.5 million at December 31, 2010 primarily due to the addition of the acquired Center loan portfolio at fair value. Consumer loans comprise less than 2% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans. We ceased offering auto loans in February 2007 and ceased offering home equity loans in January 2008. However, upon the merger with Center, we resumed originating direct auto loans effective December 1, 2011.

We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commitments to extend credit	$458,096	$205,752	$198,807	$200,170	$224,837
Standby letters of credit	29,028	9,777	9,907	9,354	15,231
Other commercial letters of credit.	49,457	30,180	23,575	17,183	18,552

	$536,581	$245,709	$232,289	$226,707	$258,620

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

Non-performing assets were $74.7 million at December 31, 2011, compared to $80.5 million at December 31, 2010. The change in non-performing assets in 2011 was primarily due to decreases in restructured loans and increases in loans past due 90 days or more, still accruing of $17.3 million. Loans past due 90 days or more, still accruing represent acquired loans from Center that were recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

The amount of additional interest income that the Bank would have recorded in 2011, 2010 and 2009, if non-accrual loans had been current in accordance with their original contracted terms, was $1.9 million, $2.3 million and $3.2 million, respectively. The following table illustrates the composition of non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans	$31,060	$43,803	$51,674	$37,580	$16,592
Loans past due 90 days or more, still accruing	17,255	0	0	0	0
Restructured loans	18,795	35,103	64,341	3,256	765

Total nonperforming loans	$67,110	$78,906	$116,015	$40,836	$17,357
Other real estate owned	7,624	1,581	2,044	2,969	0

Total non-performing assets	$74,734	$80,487	$118,059	$43,805	$17,357

We did not have any commitments to extend additional credit on restructured loans as of December 31, 2011 or 2010.

The following tables present information on nonaccrual loans by type of businesses the borrowers are engaged in as of December 31, 2011 and 2010:

	December 31, 2011
Type of Business	Real Estate and Rental and Leasing	Retail Trade/ Wholesale Trade	Construction	Finance and Insurance	Other	Total
	(In Thousands)
Real estate loans:
Residential	$0	$0	$0	$0	$0	$0
Commercial	4,101	3,671	857	0	10,575	19,204
Construction	127	0	0	0	0	127

Total	4,228	3,671	857	0	10,575	19,331
Commercial business	689	1,331	25	4,989	4,428	11,462
Trade finance	0	117	0	0	0	117
Consumer and other	0	0	0	0	150	150

	$4,917	$5,119	$882	$4,989	$15,153	$31,060

	December 31, 2010
Type of Business	Real Estate and Rental and Leasing	Retail Trade/ Wholesale Trade	Construction	Finance and Insurance	Other	Total
	(In Thousands)
Real estate loans:
Residential	$0	$0	$0	$0	$0	$0
Commercial	9,460	4,506	894	0	3,488	18,348
Construction	0	0	8,547	0	0	8,547

Total	9,460	4,506	9,441	0	3,488	26,895
Commercial business	939	4,654	34	5,027	5,337	15,991
Trade finance	0	469	0	0	0	469
Consumer and other	0	0	0	0	448	448

	$10,399	$9,629	$9,475	$5,027	$9,273	$43,803

Maturity and Repricing of Loans

The following table illustrates the maturity distribution and repricing intervals of loans outstanding as of December 31, 2011. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2011
	Loans Maturing and repricing
(Dollars in thousands)
	Within One Year	Between One and Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$0	$2,043	$0	$2,043
Commercial	298,191	1,607,900	725,789	2,631,880
Construction	42,872	1,884	0	44,756

Total real estate loans	341,063	1,611,827	725,789	2,678,679
Commercial business loans	290,726	395,514	163,336	849,576
Trade finance loans	144,808	1,876	0	146,684
Consumer loans	29,885	35,602	1,145	66,632

Total	$806,482	$2,044,819	$890,270	$3,741,571

Loans with fixed interest rates	$213,897	$1,019,533	$288,339	$1,521,769
Loans with variable interest rates without interest rate floors	257,156	598,778	314,484	1,170,418
Loans with variable interest rates with interest rate floors	335,429	426,508	287,447	1,049,384

Total	$806,482	$2,044,819	$890,270	$3,741,571

Concentrations

Loan concentrations are considered to exist when there are significant amounts of loans to multiple borrowers engaged in similar activities, which would cause them to be similarly affected by economic or other conditions. The following table summarizes the industry concentrations exceeding 10% of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2011		2010		2009		2008		2007
	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent	Amount	% of Portfolio Percent
Wholesale Trade	$387,905	10%	$149,686	7%	$126,017	6%	$129,541	6%	$196,853	10%
Retail Trade	718,436	19%	521,349	24%	515,009	23%	524,763	25%	508,252	25%
Services	793,526	21%	485,738	23%	655,981	29%	639,807	30%	573,455	28%
Finance, Insurance, Property Management	1,301,386	35%	727,767	34%	748,264	34%	633,572	30%	628,683	31%

Total	$3,201,253	86%	$1,884,540	88%	$2,045,271	92%	$1,927,683	91%	$1,907,243	95%

Total Loans Outstanding	$3,741,570		$2,150,006		$2,223,776		$2,120,859		$2,014,680

Our lending activities are predominately in California, the New York City metropolitan area, and New Jersey. At December 31, 2011, California represented 72.0% of the total loans outstanding and New York and New Jersey represented 17.5%. The remaining 10.5% of total loans outstanding represented other states.

Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in December 2011 was approximately 11.9%. Our loan portfolio has been affected by the economy, but the impact is lessened by having most of our loans in large metropolitan California cities rather than in the outlying suburban communities that have seen higher declines in real estate values.

Allowance for Loan Losses

The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, we fully analyze each loan application package, with experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”) and Directors Loan Committee. MLC is comprised of the Chief Executive Officer, Chief Credit Officer, Chief Operating Officer, Chief Lending Officer, and Eastern Regional Manager. For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and quarterly reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.

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

The allowance for loan losses was $62.0 million at December 31, 2011, compared to $62.3 million at December 31, 2010. We recorded provisions for loan losses of $27.9 million in 2011, compared to $84.6 million in 2010 and $61.0 million in 2009. During 2011, we charged off $32.2 million in loans outstanding, and recovered $3.9 million in loans previously charged off. Total Watch List loans at December 31, 2011 were $302.8 million compared to $165.6 million at December 31, 2010 as the December 31, 2011 balance reflected the inclusion of $163.1 million of acquired Center loans. The allowance for loan losses was 1.66% of gross loans at December 31, 2011, compared to 2.90% at December 31, 2010. The decrease in this ratio was primarily due to the addition of loans acquired from Center that had no allowance allocated to them as a result of acquisition accounting.

For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. We further segregate these stratifications between loans accounted for under the amortized cost method (referred to as “legacy” loans” and loans acquired from Center Financial (referred to as “acquired” loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.

Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan” totaled $82.0 million and $122.7 million, respectively as of December 31, 2011 and December 31, 2010, with specific allowances of $18.0 million and $21.1 million, respectively. None of the acquired Center loans were deemed to be impaired as of December 31, 2011 as a result of the fair value accounting. Management and the Directors’ Loan Committee of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2011. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.

The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE*	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
	(In thousands)
Real estate—Residential	$36	$46	$784	$0	$0
Real estate—Commercial	38,929	21,016	51,876	22,230	24,810
Real estate—Construction	4,626	8,547	0	6,179	0
Commercial business	25,524	17,530	15,303	20,937	8,797
Trade finance	319	469	0	93	37
Consumer and other	1,930	491	1,514	1,776	1,030

Total Delinquent Loans	$71,364	$48,099	$69,477	$51,215	$34,674

Non-accrual loans included above	$31,060	$43,803	$51,674	$37,580	$16,592

*	Delinquent over 30 days, including non-accrual loans, but excluding the guaranteed portion of delinquent SBA loans.

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate—Residential	$36	$0	$0	$36	$0	$36	$0
Real estate—Commercial
Retail	431	0	0	431	2,612	3,043	0
Hotel & Motel	0	0	0	0	482	482	0
Gas Station & Car Wash	634	0	0	634	1,368	2,002	0
Mixed Use	0	0	0	0	822	822	0
Industrial & Warehouse	360	0	0	360	3,055	3,415	0
Other	0	119	0	119	10,865	10,984	0
Real estate—Construction	0	0	0	0	127	127	0
Commercial business	1,396	392	0	1,788	11,462	13,250	0
Trade finance	0	0	0	0	117	117	0
Consumer and other	5	0	0	5	150	155	0

Subtotal	$2,862	$511	$0	$3,373	$31,060	$34,433	$0

Acquired Loans
Real estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real estate—Commercial
Retail	147	64	1,675	1,886	0	1,886	1,675
Hotel & Motel	0	45	0	45	0	45	0
Gas Station & Car Wash	2,547	177	817	3,541	0	3,541	817
Mixed Use	1,178	1,702	389	3,269	0	3,269	389
Industrial & Warehouse	3,393	0	110	3,503	0	3,503	110
Other	1,472	228	4,237	5,937	0	5,937	4,237
Real estate—Construction	0	4,499	0	4,499	0	4,499	0
Commercial business	1,747	1,402	9,125	12,274	0	12,274	9,125
Trade finance	0	0	202	202	0	202	202
Consumer and other	705	370	700	1,775	0	1,775	700

Subtotal	$11,189	$8,487	$17,255	$36,931	$0	$36,931	$17,255

TOTAL	$14,051	$8,998	$17,255	$40,304	$31,060	$71,364	$17,255

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

The following table illustrates total watch list loans as of the dates indicated:

WATCH LIST LOANS	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
	(In thousands)
Special Mention	$96,936	$29,573	$42,671	$71,169	$9,351
Substandard	199,150	135,774	153,535	55,622	20,226
Doubtful	6,751	260	3,655	9,883	1,210
Loss	0	0	0	0	10

Total Watch List Loans	$302,837	$165,607	$199,861	$136,674	$30,797

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

(Dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$2,352,253	$2,173,840	$2,124,615	$2,089,803	$1,879,457
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	3,738,826	2,134,061	2,208,943	2,098,443	2,008,729
ALLOWANCE:
Balance—beginning of year	$62,320	$59,424	$43,419	$20,035	$19,112
Loans charged off:
Residential real estate	0	23	0	0	0
Commercial real estate	18,698	58,818	18,218	4,763	0
Construction	3,489	848	6,116	2,614	0
Commercial business loans	9,756	23,607	19,775	17,801	6,568
Consumer and other loans	256	1,356	1,577	515	880

Total loans charged off	32,199	84,652	45,686	25,693	7,448

Less: recoveries:
Commercial and industrial real estate	1,328	770	166	49	0
Commercial business loans	2,320	1,951	445	100	646
Consumer and other loans	244	197	57	103	195

Total loan recoveries	3,892	2,918	668	252	841

Net loans charged off	28,307	81,734	45,018	25,441	6,607
Provision for loan losses	27,939	84,630	61,023	48,825	7,530

Balance—end of year	$61,952	$62,320	$59,424	$43,419	$20,035

(Dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
RATIOS:
Net loan charge-offs to average gross loans	1.20%	3.76%	2.12%	1.22%	0.35%
Allowance for loan losses to gross loans at end of year	1.66%	2.90%	2.68%	2.05%	1.00%
Net loan charge-offs to beginning allowance	45.42%	137.54%	103.68%	126.98%	34.57%
Net loan charge-offs to provision for loan losses	101.32%	96.58%	73.77%	52.11%	87.74%
Allowance for loan losses to nonperforming loans	92.31%	78.98%	51.22%	106.33%	115.43%

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

The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2011		12/31/2010		12/31/2009		12/31/2008		12/31/2007
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—Residential	$9	0%	$14	0%	$18	0%	$27	0%	$24	0%
Real estate—Commercial	38,307	70%	32,885	71%	40,841	73%	24,144	67%	12,498	65%
Real estate—Construction	724	1%	3,396	2%	913	2%	0	3%	0	3%
Commercial business	20,681	23%	24,930	23%	15,655	22%	18,060	26%	6,752	26%
Trade finance	1,786	4%	192	3%	410	2%	0	4%	0	4%
Consumer and other	445	2%	634	1%	1,144	1%	869	2%	643	2%
Unallocated	0	N/A	269	N/A	443	N/A	319	N/A	118	N/A

Total	$61,952	100%	$62,320	100%	$59,424	100%	$43,419	100%	$20,035	100%

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For the acquired loans, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired Commercial Real Estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired Commercial and Industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools. The quantitative general loan loss allowance was $20.4 million at December 31, 2011, compared to $23.9 million at December 31, 2010.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio or individual specific reserve allocations by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

The qualitative loan loss allowance on the loan portfolio was $23.5 million at December 31, 2011 compared to compared to $17.0 million at December 31, 2010.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired are accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment as of the date that the loan become impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from a qualified independent appraiser. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.

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

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for potential impairment, which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans of $2.0 million or more that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded the scope to include all loans of $1 million or more. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process. Effective March 31, 2011, we implemented a higher-level, preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard, are less than 60 days past due and accruing, and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%. If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2011, were $82.1 million , a net decrease of $40.6 million from $122.7 million at December 31, 2010. This net decrease in impaired loans is due primarily to the sales of 24 impaired loans, totaling $33.1 million, and the return of 34 loans totaling $22.4 million to non-impaired status year-to-date. The return to non-impaired status was based on a review of the current financial information and payment performance.

Covered Loans

On April 16, 2010, the DFI closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. Upon the merger between Nara Bancorp and Center Financial, we assumed the loss sharing agreements with the FDIC.

Covered nonperforming assets totaled $3.6 million at December 31, 2011. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2011 were as follows:

(in thousands)	December 31, 2011
Covered loans on non-accrual status	$0
Covered other real estate owned	3,575

Total covered nonperforming assets	$3,575

Acquired covered loans	$89,959
Covered nonperforming assets to net covered loans	3.97%

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete the accretable discount to interest income over the estimate life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.

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

Our available-for-sale securities totaled $740.9 million at December 31, 2011, compared to $528.3 million at December 31, 2010. We had no securities in the held to maturity category at December 31, 2011 or 2010. During 2011, we acquired $293.1 million of available-for-sale securities in the merger with Center, $100.6 million in mortgage related securities were paid down, $138.2 million in securities were sold, $83.3 million in securities were called, and $236.0 million were purchased. All of the securities involved in these transactions were classified as available for sale. Securities with an amortized cost of $53.1 million were pledged to the FRB at December 31, 2011. We also pledged securities with an amortized cost of $360.0 million to the California State Treasurer’s Office as collateral for time certificates deposit. Our investment portfolio consists of U.S. Treasury bills, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, a corporate note and municipal bonds.

Our available-for-sale securities portfolio is primarily invested in CMOs and residential MBS, which comprised 97% and 73% of our total available-for-sale portfolio as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, all of our CMOs and MBS were issued by GNMA, FNMA or FHLMC, which guarantee the contractual cash flows of these investments.

The following table summarizes the amortized cost, estimated fair value and maturity distribution of our investment securities portfolio as of dates indicated:

Investment Portfolio Balance and Fair Value

	December 31,
	2011			2010
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)
Available-for-sale:
Debt securities*:
U.S. Treasury	$300	$300	$0	$0	$0	$0
GSE Bonds	0	0	0	125,429	125,718	289
GSE CMOs	222,400	227,836	5,436	101,312	103,201	1,889
GSE MBS	477,555	487,754	10,199	282,205	284,834	2,629
U.S. Corporate debt securities	5,532	4,348	(1,184)	4,473	3,708	(765)
Municipal Bonds	5,257	5,764	507	5,258	5,282	24

Total debt securities	711,044	726,002	14,958	518,677	522,743	4,066
Mutual funds	14,710	14,918	208	5,462	5,519	57

Total available-for-sale	$725,754	$740,920	$15,166	$524,139	$528,262	$4,123

*	Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2011.

Investment Portfolio Maturities and Weighted Average Yields

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
U.S. Treasury	$300	0.05%	$0	0%	$0	0%	$0	0%	$300	0.05%
GSE CMOs	0	0	903	1.21	23,996	1.52	197,501	2.58	222,400	2.47%
GSE MBS	0	0	0	0	53,697	2.26	423,858	3.14	477,555	3.04%
U.S. Corporate debt securities	0	0	0	0	0	0	5,532	3.84	5,532	3.84%
Municipal Bonds	0	0	340	4.78	2,480	6.71	2,437	6.42	5,257	6.45%
Mutual funds	0	0	0	0	0	0	14,710	2.61	14,710	2.61%

Total available-for-sale	$300	0.05%	$1,243	2.19%	$80,173	2.18%	$644,038	2.97%	$725,754	2.88%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE CMOs	2	$3,305	$(28)	1	$14,007	$(16)	3	$17,312	$(44)
GSE MBS	5	38,082	(123)	0	0	0	5	38,082	(123)
U.S. Corporate debt securities	0	0	0	1	3,303	(1,184)	1	3,303	(1,184)
Municipal Bonds	1	5,229	(19)	0	0	0	1	5,229	(19)

	8	$46,616	$(170)	2	$17,310	$(1,200)	10	$63,926	$(1,370)

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

We consider the losses on our investments in an unrealized loss position at December 31, 2011 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

Deposits

Deposits are our primary source of funds for making loans and investment activities. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $3.94 billion at December 31, 2011 from to $2.18 billion at December 31, 2010.

The increase in deposits during 2011 was primarily due to the addition of Center’s deposit balances of $1.83 billion at the time of acquisition, partially offset by a strategic reduction of time deposits. At December 31, 2011, we had $80.7 million in brokered deposits and $300 million in California State Treasurer deposits, compared to

$63.1 million and $200.0 million, respectively, at December 31, 2010. The brokered deposits represented approximately 2% of our total deposits as of December 31, 2011 compared to 3% as of December 31, 2010. The California State Treasurer deposits have three to six months maturities with a weighted average interest rate of 0.05% at December 31, 2011 compared to 0.22% at December 31, 2010.

Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated.

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$984,350	25%	$388,731	18%	$330,489	14%
Demand, interest bearing	1,237,378	32%	688,593	31%	524,188	21%
Savings	198,063	5%	126,255	6%	136,804	6%
Time deposit of $100,000 or more	759,923	19%	321,542	15%	932,699	38%
Other time deposits	761,178	19%	650,993	30%	510,010	21%

Total Deposits	$3,940,892	100%	$2,176,114	100%	$2,434,190	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$570,292	37%	$339,857	35%	$739,857	51%
Over three months through six months	271,743	18%	152,838	16%	537,378	37%
Over six months through twelve months	434,687	29%	311,210	32%	135,265	10%
Over twelve months	244,379	16%	168,630	17%	30,209	2%

Total time deposits	$1,521,101	100%	$972,535	100%	$1,442,709	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2011.

	December 31, 2011
	(Dollars in thousands)
	Amount	Percentage
Three months or less	$378,942	49%
Over three months through six months	118,118	16%
Over six months through twelve months	196,731	26%
Over Twelve months	66,132	9%

Total time deposits	$759,923	100%

There can be no assurance that we will be able to continue to replace maturing CDs at competitive rates. However, if we are unable to replace these maturing CDs with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB as well as with liquid assets.

Borrowings

We utilize a combination of short-term and long-term borrowings to help manage our liquidity position.

Federal Funds Purchased

Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2011 and 2010, we did not have any federal funds purchased.

FHLB Advances

We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2011 and 2010, FHLB advances totaled $344.4 million and $350.0 million with average remaining maturities of 1.3 years and 2.2 years, respectively. During 2011, long-term FHLB advances totaling $71.0 million were retired prior to maturity, which resulted in a prepayment charge of $6.4 million. The weighted average rate for FHLB advances was 1.93% at year-end 2011, compared to 3.18% at year-end 2010. As of December 31, 2011, our FHLB borrowing capacity based on pledged collateral and the remaining available borrowing capacity were $1,270.3 million and $930.2 million, respectively. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.

Secured Borrowings

Secured borrowings of $11.8 million at December 31, 2010 represents the sold portion of SBA loans sold with 90 days recourse. Recognition of these sales is required to be deferred until the end of the 90-day recourse period. As the SBA amended their agreements in February 2011, all loans submitted for secondary market sales on or after February 15, 2011 are treated as sales and they are not recorded as secured borrowings.

Subordinated Debentures

At December 31, 2011, six wholly owned subsidiary grantor trusts (“Trusts”) established by us had issued $56 million of pooled Trust Preferred Securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

As of December 31, 2011 and 2010, Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $56 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $52.1 million as of December 31, 2011, issued by us to the Trust and the investment in Trusts’ common stock of $2.0 million (included in other assets) are separately reported.

The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2011.

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2011	INTEREST DISTRIBUTION DATES
(Dollars in thousands)
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	6/8/2031	0.1018	10.18%	June 8 and December 8
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.70%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.25%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.51%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	2.20%	Every 15th of March, June, September and December
Center Capital Trust I	12/29/2003	$18,000	$12,834	1/7/2034	3 month LIBOR +2.85%	3.25%	Every 7th of January, April, July and October

Total Trust		$56,000	$52,102

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

On November 21, 2008, we issued 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 1,042,531 shares of Nara Bancorp common stock at an exercise price of $9.64 per share, to the United States Department of the Treasury for gross proceeds of $67 million. The sale of the Series A Preferred Stock was made pursuant to the United States Treasury Department’s TARP Capital Purchase Program. The warrant was reduced to 521,266 shares upon our completion of a qualified common stock offering in November, 2009.

Upon the merger with Center, we issued 55,000 shares of a new series of our preferred stock having substantially the same rights, preferences, privileges and voting powers as our Series A Preferred Stock in exchange for the shares of similar preferred issued by Center under the Treasury Department’s TARP Capital Purchase Program. The new series of preferred stock is designated as our Fixed Rate Cumulative Perpetual Preferred Stock, Series B. The ten-year warrant to purchase Center Financial common stock that was in connection with Center Financial’s sale of its Series A Preferred Stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.

On October 31, 2011, we raised additional capital of $59.9 million, net proceeds after underwriting fees and offering expenses, through a public offering of 8.7 million shares of our common stock at a price of $7.25 per share.

Our total stockholders’ equity increased $437.3 million, or 122%, to $795.9 million at December 31, 2011 from $358.6 million at December 31, 2010 primarily as the result above mentioned capital raise and merger with Center. At December 31, 2011, our ratio of common equity to total assets was 13.04% compared to 9.85% at December 31, 2010, and our tangible common equity represented 11.42% of tangible assets at December 31, 2011, compared with 9.76% of tangible assets at December 31, 2010. Tangible common equity per share was $7.43 at December 31, 2011, compared with $7.61 at December 31, 2010. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.

The following tables compare BBCN Bancorp’s and the Bank’s actual capital at December 31, 2011 to those required by our regulatory agencies to be deemed “adequately capitalized” for capital adequacy classification purposes (It should be noted that the following capital ratios are higher than those estimated in our previously released earnings press release. The change was the result of further analysis of the purchase accounting adjustments used to determine the amount of deferred tax asset that could be included as capital):

	As of December 31, 2011 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier 1 capital to total assets	$733,319	19.81%	$148,044	4.00%	$585,275	15.81%
Tier 1 risk-based capital ratio	$733,319	18.15%	$161,572	4.00%	$571,747	14.15%
Total risk-based capital ratio	$784,054	19.41%	$323,144	8.00%	$460,910	11.41%

	As of December 31, 2011 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bank
Tier I capital to total assets	$670,855	18.13%	$148,038	4.00%	$522,817	14.13%
Tier 1 risk-based capital ratio	$670,855	16.62%	$161,445	4.00%	$509,410	12.62%
Total risk-based capital ratio	$721,551	17.88%	$322,891	8.00%	$398,660	9.88%

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

We manage our liquidity actively on a daily basis and it is reviewed periodically by our management-level Asset/Liability Management Committee (“ALM”) and the Board Asset Liability Committee (“ALCO”). This process is intended to ensure the maintenance of sufficient funds to meet our liquidity needs, including adequate cash flow for off-balance-sheet commitments. In general, our liquidity is managed daily by controlling the level of federal funds and the funds provided by cash flow from operations. To meet unexpected demands, lines of credit are maintained with the Federal Home Loan Bank of San Francisco, the Federal Reserve Bank of San Francisco and other correspondent banks. The sale of investment securities also serves as a source of funds.

Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank Discount Window. These funding sources are augmented by payments of principal and interest on loans, proceeds from sale of loans and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

Net cash inflows from operating activities totaled $96.6 million, $135.8 million and $57.0 million during 2011, 2010 and 2009, respectively. Net cash inflows from operating activities for 2011 were primarily attributable to proceeds from sales of loans and net income.

Net cash inflows (outflows) from investing activities totaled $190.3 million, $159.5 million and $(554.1) million during 2011, 2010 and 2009, respectively. Net cash inflows for investing activities during 2011 were primarily due to the net cash received from the merger with Center.

Net cash inflows (outflows) from financing activities totaled $(159.1) million, $(248.5) million and $573.5 million during 2011, 2010 and 2009, respectively. Net cash outflows from financing activities for 2011 were primarily attributable to repayments of FHLB borrowings.

When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. The maximum amount that we are currently available to borrow on an overnight basis from the FHLB and the FRB is $1,293.4 million. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The Federal Home Loan Bank of San Francisco has suspended its regular stock dividend beginning with the fourth quarter of 2008 to preserve capital and recently reinstated partial redemptions of excess capital stock in May of 2010.

At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $689.8 million at December 31, 2011 compared to $510.5 million at December 31, 2010. Cash and cash equivalents, including federal funds sold were $300.1 million at December 31, 2011 compared to $172.3 million at December 31, 2010.

Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2011, our gross loan to deposit ratio averaged 100%, compared to an average ratio of 98% and 93% for 2010 and 2009.

We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2011, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2011, we are not aware of any material commitments for capital expenditures in the foreseeable future.

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

Traditional off-balance-sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit. These activities may require us to make cash payments to third parties in the event specified future events occur. The contractual amounts represent the extent of our exposure in these off-balance-sheet activities. However, since certain off-balance-sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of our customers.

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

We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding risks from our off-balance-sheet financial instruments can be found in Note 12 of the Notes to Consolidated Financial Statements and in Item 7A.—“Quantitative and Qualitative Disclosures about Market Risk.”

We lease our banking facilities and equipment under non-cancelable operating leases, which have remaining terms of up to 10 years. Our facility lease obligations are discussed in Note 12 of the Notes to Consolidated Financial Statements.

The following table summarizes BBCN Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2011. Payments shown for time deposits and borrowings do not include interest.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$1,521,101	$1,276,723	$239,838	$4,378	$162
Subordinated Debentures	52,102	0	0	0	52,102
Federal Home Loan Bank Borrowings	340,146	211,146	109,000	0	20,000
Operating Lease Obligations	47,730	8,399	14,543	11,402	13,386
Unused commitments to extend credit	458,096	361,356	77,068	4,908	14,764
Standby letters of credit	29,028	27,436	1,592	0	0
Other commercial letters of credit	49,457	49,457	0	0	0

Total	$1,647,134	$1,074,689	$405,099	$107,864	$59,482

Recently Issued Accounting Standards

FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)”—This ASU provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)”—This ASU is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB issued FASB ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” that defers the effective date of ASU 2011-05. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The FASB has not yet established a timetable for its reconsideration.

FASB ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350); Testing Goodwill for Impairment”—This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 is not expected to have a significant impact on our financial condition or result of operations.

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

Interest Rate Risk

Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously or at the same rate of interest or in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the Asset/Liability Committee (“ALCO”) of the board and the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.

The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. The ALM meets regularly to monitor the interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, and our investment activities and directs changes in the composition of our interest earning assets and interest bearing liabilities. The ALM reports at least quarterly to the ALCO. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Further, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

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

During the first quarter of 2010, we entered into a three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. The interest rate cap agreement is considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2011, the aggregate fair value of the outstanding interest rate caps was $9 thousand and we recognized mark-to-market losses on valuation of $157 thousand in 2011. See Note 17 of Notes to Consolidated Financial Statements for more detailed information on swaps and caps. As of December 31, 2011, we did not have any outstanding interest rate swap agreements at December 31, 2011.

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

The following table illustrates our combined asset and liability repricing as of December 31, 2011:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(Dollars in thousands)
Total Investments(1)	$343,887	$114,887	$348,003	$221,098	$1,027,875
Loan Total Loans(2)	1,113,490	648,580	1,361,124	660,784	3,783,978

Rate Sensitive Assets	$1,457,377	$763,467	$1,709,127	$881,882	$4,811,853

TCD $100,000 or more	378,942	314,849	65,977	155	759,923
TCD under $100,000	191,350	391,581	178,239	8	761,178
Money Market accounts and other	1,237,378	0	0	0	1,237,378
Savings accounts	118,252	24,347	55,464	0	198,063
Borrowings from FHLB	11,000	202,314	109,000	22,088	344,402
Subordinated Debentures	42,102	0	0	10,000	52,102

Rate Sensitive Liabilities	$1,979,024	$933,091	$408,680	$32,251	$3,353,046

Interest Rate Cap	50,000	0	(50,000)	0
Net Gap Position	$(471,647)	$(169,624)	$1,250,447	$849,631
Cumulative Gap Position	$(471,647)	$(641,271)	$609,176	$1,458,807

(1)	Includes investment securities, term federal funds sold and FHLB stocks, and interest bearing deposits with other financial institutions.
(2)	Includes loans held for sale of $42.4 million.

The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2011, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.

Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2011		December 31, 2010
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	5.46%	(4.61)%	(3.12)%	(4.62)%
+ 100 basis points	2.91%	(1.84)%	(2.92)%	(2.27)%
- 100 basis points	0.77%	4.57%	0.56%	0.24%
- 200 basis points	0.83%	8.58%	(4.33)%	(0.57)%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements of BBCN Bancorp, together with the reports thereon of Crowe Horwath LLP, begin on page F-1 of this Report and are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December  31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December  31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

b. Management’s Annual Report on Internal Control Over Financial Reporting

The management of BBCN Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal

Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As permitted, the Company has excluded the current year acquisition of Center Financial (representing approximately 43% of total assets at December 31, 2011) from the scope of management’s report on internal control over financial reporting.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-2 of this report.

/S/ ALVIN D. KANG	/S/ PHILIP E. GULDEMAN
Alvin D. Kang	Phillip E. Guldeman
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Los Angeles, California	Los Angeles, California
March 13, 2012	March 13, 2012

c. Evaluation of Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors in the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section of BBCN Bancorp’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) entitled “Election of Directors” and the discussion in the 2012 Proxy Statement of the Code of Ethics and Business Conduct in the Nomination and Governance Committee Report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections of the 2012 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the sections of the 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections of the 2012 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the section of the 2012 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

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

(b) List of Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 13, 2010, SEC file number 000-50245)

2.2	Amendment No. 1, dated as of April 13, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 1.1, filed with the SEC on April 15, 2011, SEC file number 000-50245)

2.3	Amendment No. 2, dated as of July 6, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1,filed with the SEC on July 7, 2011, SEC file number 000-50245)

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004, SEC file number 000-50245)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B, filed with the SEC on September 6, 2005, SEC file number 000-50245)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007, SEC file number 000-50245)

3.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on August 6, 2010 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Proposal No. 4, filed with the SEC on May 24, 2010, SEC file number 000-50245)

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 5.1, filed with the SEC on February 1, 2012, SEC file number 000-50245)

4.1	Amended and Restated Declaration of Trust, dated March 28, 2001, by and among Delaware Trustee, Wilmington Trust Company as Property Trustee, Nara Bancorp and the Administrative Trustees named therein (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.5, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

4.2	Indenture, dated March 28, 2001, between Nara Bancorp and Wilmington Trust Company as Debenture Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

4.3	Common Securities Guarantee Agreement, dated March 28, 2001, of Nara Bancorp (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.7, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

4.4	Capital Securities Guarantee Agreement, dated March 28, 2001, between Nara Bancorp and Wilmington Trust Company as Guarantee Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.8, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

4.5	Amended and Restated Declaration of Trust, dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.6	Junior Subordinated Indenture, dated June 5, 2003, between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.7	Guarantee Agreement, dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.8	Amended and Restated Declaration of Trust, dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.9	Indenture, dated December 17, 2003 between Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.10	Guarantee Agreement, dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.11	Amended and Restated Declaration of Trust, dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.12	Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.13	Guarantee Agreement, dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.14	Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 29, 2007, SEC file number 000-50245)

4.15	Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007, SEC file number 000-50245)

4.16	Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007, SEC file number 000-50245)

4.17	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Nara Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on November 28, 2008, SEC file number 000-50245)

4.18	Form of Nara Bancorp, Inc. Series A Preferred Stock Certificate (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on November 28, 2008, SEC file number 000-50245)

4.19	Warrant to Purchase Common Stock of Nara Bancorp, Inc. dated November 21, 2008, issued to United States Treasury Department (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on November 28, 2008, SEC file number 000-50245)

4.20	Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association*

4.21	Amended and Restated Declaration of Trust of Center Capital Trust I, dated December 30, 2003, by and among Wells Fargo Delaware Trust Company, Center Financial Corporation, and the Administrators named therein*

4.22	Guarantee Agreement, dated December 30, 2003, by and between Center Financial and Wells Fargo, National Association*

4.23	Certificate of Designations for Series B Preferred Stock of Nara Bancorp, Inc, dated November 30, 2011*

4.24	Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated November 30, 2011, issued to United States Treasury Department*

10.1	Amended and Restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, filed with the SEC on July 26, 2007, SEC file number 000-50245)

10.2	Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001, SEC file number 333-58508)

10.3	Nara Bank Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.4	Center Bank Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 1, 2006, filed with the SEC on May 5, 2006, SEC file number 000-50050)

10.5	Center Financial Corporation 2006 Stock Incentive Plan, as Amended and Restated June 13, 2007 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit10.2, for the quarter ended June 30, 2007, filed with the SEC on July 26, 2007, SEC file number 000-50050)

10.6	Tax Sharing Agreement among Nara Bancorp, Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.7	Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.8	Form of Nara Bancorp, Inc. Option Agreement (entered into with directors Jesun Paik and named executive officers Alvin D. Kang, Bonita I. Lee, and Kyu Kim) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006, filed with the SEC on March 15, 2007, SEC file number 000-50245)

10.9	Form of Change in Control Agreement (entered into by named executive officer Alvin D. Kang, Bonita I. Lee, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on August 6, 2008, SEC file number 000-50245)

10.10	Form of Nara Bank Long Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Bonita I. Lee) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008, filed with the SEC on March 4, 2009, SEC file number 000-50245)

10.11	Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, and Scott Whang and named executive officers Alvin D. Kang, Bonita I. Lee, Kyu Kim, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007, SEC file number 000-50245)

10.12	Letter Agreement, between Nara Bancorp, Inc. and the United States Treasury, dated November 21, 2008, including the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Senior Preferred Stock and the Warrant referred to therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 10.1, filed with the SEC on December 17, 2008, SEC file number 000-50245)

10.13	Employment offer letter among Nara Bancorp, Inc., Nara Bank and Philip E. Guldeman, dated November 10, 2010 and effective December 17, 2010 (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on December 20, 2010, SEC file number 000-50245)

10.14	First Amendment to Office Lease, dated November 18, 2011, between Nara Bank and Colonnade Wilshire Corp.*

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Discount Accretion*

14.1	Director Code of Ethics and Business Conduct*

14.2	Code of Ethics and Business Conduct*

21.1	List of Subsidiaries*

23.1	Consent of Crowe Horwath LLP *

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Interim Final Rule—TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

Except as noted above, Form 8-K, Form 10-K and proxy statements filed by the Company and identified in the Exhibit Index have SEC file number 000-50245.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

By:	/s/ ALVIN D. KANG
Alvin D. Kang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By	/s/ ALVIN D. KANG	March 13, 2012	Alvin D. Kang
Director, President and Chief Executive Officer (Principal Executive Officer)

By	/S/ PHILIP E. GULDEMAN	March 13, 2012	Philip E. Guldeman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ STEVEN D. BROIDY	March 13, 2012	Steven D. Broidy
Director

By:	/s/ LOUIS M. COSSO	March 13, 2012	Louis M. Cosso
Director

By:	/s/ JIN CHUL JHUNG	March 13, 2012	Jin Chul Jhung
Director

By:	/s/ CHANG HWI KIM	March 13, 2012	Chang Hwi Kim
Vice Chairman of the Board

By:	/s/ KEVIN S. KIM	March 13, 2012	Kevin S. Kim
Director

By:	/s/ PETER Y.S. KIM	March 13, 2012	Peter Y.S. Kim
Director

By:	/s/ SANG HOON KIM	March 13, 2012	Sang Hoon Kim
Director

By:	/s/ CHUNG HYUN LEE	March 13, 2012	Chung Hyun Lee
Director

By:	/s/ JESUN PAIK	March 13, 2012	Jesun Paik
Director

By:	/s/ JOHN H. PARK	March 13, 2012	John H. Park
Director

By:	/s/ KI SUH PARK	March 13, 2012	Ki Suh Park
Chairman of the Board

By:	/s/ SCOTT YOON-SUK WHANG	March 13, 2012	Scott Yoon-Suk Whang
Director

BBCN Bancorp, Inc. and Subsidiaries

Consolidated Financial Statements at December 31, 2011 and 2010 and

for Each of the Three Years in the Period Ended December 31, 2011 and

Report of Independent Registered Public Accounting Firm thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

BBCN Bancorp, Inc.

Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of BBCN Bancorp, Inc. and Subsidiaries (formerly known as Nara Bancorp, Inc.) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting located in Item 9a of Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As permitted, the Company excluded the operations of Center Financial Corporation, the acquired institution, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBCN Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ CROWE HORWATH LLP

Sherman Oaks, California

March 13, 2012

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 AND 2010

	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$81,785	$23,916
Interest-bearing deposit at Federal Reserve Bank	217,800	148,415
Federal funds sold	525	0

Total cash and cash equivalents	300,110	172,331
Term federal funds sold, original maturities more than 90 days	40,000	0
Securities available for sale, at fair value	740,920	528,262
Loans held for sale, at the lower of cost or fair value	42,407	26,927
Loans receivable, net of allowance for loan losses (December 31, 2011—$61,952; December 31, 2010—$62,320)	3,676,874	2,085,425
Other real estate owned, net	7,624	1,581
Federal Reserve Bank stock, at cost	0	6,367
Federal Home Loan Bank (FHLB) stock, at cost	27,373	17,717
Premises and equipment, net	20,913	10,915
Accrued interest receivable	13,439	8,648
Deferred tax assets, net	72,604	37,072
Customers’ liabilities on acceptances	10,515	11,528
Bank owned life insurance	42,514	24,117
Investments in affordable housing partnerships	15,367	7,998
Goodwill	90,473	2,509
Other intangible assets, net	4,276	534
Prepaid FDIC insurance	9,720	9,639
FDIC loss share receivable	10,819	0
Other assets	40,656	11,726

Total assets	$5,166,604	$2,963,296

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued)

DECEMBER 31, 2011 AND 2010

	2011	2010
	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$984,350	$388,731
Interest bearing:
Money market and other	1,237,378	688,593
Savings deposits	198,063	126,255
Time deposits of $100,000 or more	759,923	321,542
Other time deposits	761,178	650,993

Total deposits	3,940,892	2,176,114

FHLB borrowings	344,402	350,000
Subordinated debentures	52,102	39,268
Secured borrowings	0	11,758
Accrued interest payable	6,519	4,830
Acceptances outstanding	10,515	11,528
Other liabilities	16,235	11,235

Total liabilities	4,370,665	2,604,733

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; authorized 10,000,000 undesignated shares; issued and outstanding 122,000 shares and 67,000 shares as of December 31, 2011 and 2010, respectively
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 67,000 shares at December 31, 2011 and 2010, net, with a liquidation preference of $67,428,000 at December 31, 2011 and 2010	65,158	64,203
Series B, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 55,000 shares at December 31, 2011 and none at December 31, 2010, net, with a liquidation preference of $55,229,000 and $0 at December 31, 2011 and 2010, respectively	54,192	0
Common stock, $0.001 par value; authorized, 150,000,000 shares at December 31, 2011 and 100,000,000 shares at December 31, 2010; issued and outstanding, 77,984,252 and 37,983,027 shares at December 31, 2011 and 2010, respectively	78	38
Capital surplus	524,644	171,364
Retained earnings	142,909	120,361
Accumulated other comprehensive income, net	8,958	2,597

Total stockholders’ equity	795,939	358,563

Total liabilities and stockholders’ equity	$5,166,604	$2,963,296

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$145,554	$134,390	$131,416
Interest on securities	15,501	15,141	25,742
Interest on federal funds sold and other investments	840	905	887

Total interest income	161,895	150,436	158,045

INTEREST EXPENSE:
Interest on deposits	20,245	27,882	50,636
Interest on FHLB advances	9,926	12,099	13,041
Interest on other borrowings	1,906	2,071	2,022

Total interest expense	32,077	42,052	65,699

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	129,818	108,384	92,346
PROVISION FOR LOAN LOSSES	27,939	84,630	61,023

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	101,879	23,754	31,323
NON-INTEREST INCOME:
Service charges on deposit accounts	6,370	6,464	6,784
International service fees	2,625	2,369	2,006
Loan servicing fees, net	1,533	1,836	1,866
Wire transfer fees	1,555	1,192	1,332
Net gains on sales of SBA loans	7,354	1,400	694
Net gains on sales of other loans	33	4,368	728
Net gains on sales and calls of securities available for sale	1,289	6,396	4,427
Net gains (losses) on sales of OREO	193	(605)	(320)
Net valuation losses on interest rate swaps	(114)	(857)	(446)
Other income and fees	2,292	1,918	1,397

Total non-interest income	23,130	24,481	18,468

NON-INTEREST EXPENSE:
Salaries and employee benefits	31,629	25,261	25,437
Occupancy	11,833	9,767	9,918
Furniture and equipment	4,033	3,540	2,926
Advertising and marketing	2,486	2,020	1,671
Data processing and communications	3,913	3,954	3,742
Professional fees	2,971	2,538	2,324
FDIC assessment	4,347	4,968	5,237
Credit related expenses	3,789	4,781	4,407
Merger and integration expense	4,713	1,001	0
Prepayment charge on retirement of debt	6,385	0	0
Other	6,135	5,544	6,051

Total non-interest expense	82,234	63,374	61,713

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	42,775	(15,139)	(11,922)
INCOME TAX PROVISION (BENEFIT)	15,660	(7,900)	(6,199)

NET INCOME (LOSS)	$27,115	$(7,239)	$(5,723)

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	(4,568)	(4,291)	(4,276)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$22,547	$(11,530)	$(9,999)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.53	$(0.30)	$(0.35)
Diluted	$0.53	$(0.30)	$(0.35)

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Preferred Stock, net of discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
		Shares	Amount

	(In thousands, except share data)
BALANCE, JANUARY 1, 2009	$62,336	26,246,560	$26	$86,843	$141,890	$(1,142)
Issuance of additional stock under public offering, net of offering costs		11,500,000	12	81,960
Issuance of additional shares pursuant to various stock plans		77,447		(81)
Tax effects of stock plan				(408)
Stock-based compensation				1,492
Cash dividends accrued (5%)					(3,349)
Accretion of preferred stock discount	927				(927)
Comprehensive income (loss):
Net loss					(5,723)		$(5,723)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						4,193	4,193
Change in unrealized gain (loss) on interest-only strips, net of tax						10	10
Change in unrealized gain (loss) on interest rate swaps, net of tax						(84)	(84)

Total comprehensive income (loss)							$(1,604)

BALANCE, DECEMBER 31, 2009	$63,263	37,824,007	$38	$169,806	$131,891	$2,977

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Preferred Stock, net of discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
		Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2010	$63,263	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans		159,020		1,150
Tax effects of stock plan				32
Stock-based compensation				376
Cash dividends accrued (5%)					(3,351)
Accretion of preferred stock discount	940				(940)
Comprehensive income (loss):
Net loss					(7,239)		$(7,239)
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						(355)	(355)
Change in unrealized gain (loss) on interest-only strips, net of tax						1	1
Change in unrealized gain (loss) on interest rate swaps, net of tax						(26)	(26)

Total comprehensive income (loss)							$(7,619)

BALANCE, DECEMBER 31, 2010	$64,203	37,983,027	$38	$171,364	$120,361	$2,597

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Preferred Stock, net of discount	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Comprehensive Income (Loss)
		Shares	Amount
	(In thousands, except share data)
BALANCE, JANUARY 1, 2011	$64,203	37,983,027	$38	$171,364	$120,361	$2,597
Acquisition of Center Financial Corporation	54,158	31,160,884	31	292,646
Issuance of additional stock under public offering, net of offering costs		8,724,475	9	59,869
Issuance of additional shares pursuant to various stock plans		115,866		524
Tax effects of stock plan				138
Stock-based compensation				103
Cash dividends accrued (5%)					(3,578)
Accretion of preferred stock discount	989				(989)
Comprehensive income (loss):
Net income					27,115		$27,115
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net of tax						6,382	6,382
Change in unrealized gain (loss) on interest-only strips, net of tax						5	5
Change in unrealized gain (loss) on interest rate swaps, net of tax						(26)	(26)

Total comprehensive income (loss)							$33,476

BALANCE, DECEMBER 31, 2011	$119,350	77,984,252	$78	$524,644	$142,909	$8,958

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,115	$(7,239)	$(5,723)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	8,687	10,977	5,006
Stock-based compensation expense	103	376	1,492
Provision for loan losses	27,939	84,630	61,023
Valuation adjustment of a loan held for sale	35	0	0
Valuation adjustment of OREO	1,022	2,155	2,276
Proceeds from sales of loans	105,602	110,885	25,429
Originations of loans held for sale	(64,752)	(46,045)	(5,221)
Deferred gain on transfer of assets	0	(1,166)	0
Net gains on sales of SBA and other loans	(7,387)	(5,768)	(1,422)
Net gains on sales and calls of securities available for sale	(1,289)	(6,396)	(4,427)
Net (gains) losses on sales of OREO	(193)	605	320
Net valuation losses on interest rate swaps and caps	114	857	446
Increase in cash surrender value on bank owned life insurance	(788)	(546)	(222)
Tax benefits from stock option exercised	139	32	(489)
Change in investments in affordable housing partnership	1,068	1,008	(3,060)
Change in FDIC loss share receivable	33	0	0
Change in accrued interest receivable	457	2,613	(3,093)
Change in deferred income taxes	8,696	(7,910)	(6,372)
Change in FDIC insurance prepayment	4,219	5,509	(14,148)
Change in other assets	(6,803)	2,110	1,464
Change in accrued interest payable	(2,122)	(7,844)	4,125
Change in other liabilities	(5,313)	(3,072)	(363)

Net cash provided by operating activities	96,582	135,771	57,041

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(245,979)	(100,783)	(167,651)
Purchase of premises and equipment	(1,168)	(2,973)	(1,650)
Purchase of securities available for sale	(236,033)	(190,577)	(787,755)
Proceeds from disposition of equipment	0	2	0
Proceeds from sales of OREO	4,847	10,363	5,162
Proceeds from sales of securities available for sale	139,458	208,142	239,734
Proceeds from matured or called, or paid down securities available for sale	183,945	235,063	160,189
Proceeds from sale of term federal funds	10,000	0	0
Purchase of Federal Reserve Bank stock	0	(1,968)	(2,079)
Redemption of Federal Home Loan Bank stock	2,875	2,218	0
Redemption of Federal Reserve Bank stock	6,367	0	0
Net cash received from merger	325,993	0	0

Net cash provided by / (used in) investing activities	190,305	159,487	(554,050)

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
		(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(62,628)	$(258,076)	$495,587
Net change in other borrowings	(12,541)	11,758	0
Repayments of FHLB borrowings	(140,982)	(35,000)	(50,000)
Proceeds from FHLB borrowings	0	35,000	50,000
Issuance of additional common stock	59,869	0	81,972
Issuance of additional stock pursuant to various stock plans	524	1,150	0
Payments of cash dividends	(3,350)	(3,351)	(4,015)

Net cash provided by / (used in) financing activities	(159,108)	(248,519)	573,544

NET INCREASE IN CASH AND CASH EQUIVALENTS	127,779	46,739	76,535
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	172,331	125,592	49,057

CASH AND CASH EQUIVALENTS, END OF YEAR	$300,110	$172,331	$125,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$30,388	$49,896	$61,574
Income taxes paid (refund)	$17,867	$(1,458)	$(4,671)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENT ACTIVITIES
Transfer from loans receivable to other real estate owned	$8,078	$12,660	$6,833
Transfer from loans receivable to loans held for sale	$31,471	$80,077	$13,721
Reduction of common stock warrants	$0	$0	$(2,383)
Center Merger:
Assets acquired	$2,251,884	$0	$0
Liabilities assumed	$(1,993,014)	$0	$0
Issuance of 55,000 shares of a new series of the preferred stock to the Treasury Department’s TARP Capital Purchase Program	$(54,158)	$0	$0

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank, formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, we merged with Center Financial Corporation (“Center Financial” or “Center”) in a merger equals transaction. Concurrently with the merger, Nara Bancorp changed its name to “BBCN Bancorp, Inc.” At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to “BBCN Bank.”

Principles of Consolidation—The accounting and reporting policies of BBCN Bancorp, Inc. and Subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of BBCN Bancorp, Inc. (“BBCN Bancorp”) and its wholly owned subsidiaries, principally BBCN Bank (the “Bank”).

Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $400 thousand at December 31, 2011 and $18.4 million at December 31, 2010. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.

Securities—Securities are classified and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2011 and 2010, we did not own securities in this category;

(ii)	Securities are classified as “available for sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of taxes.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest on loans is credited to income as earned and is accrued only if deemed collectible. Generally, loans for all loan segments are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans for all loan segments to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nonrefundable fees, net of certain direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.

SBA Loans—Certain Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost, and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.

Acquired Loans—Loans that the Company acquired from Center Financial are recorded at fair value with no carryover of the related allowance for loan losses. The Company considered all classified and criticized loans and certain of the FDIC-assisted Innovative Bank acquisition related loans as credit impaired loans (“Credit Impaired Loans”) under the provisions of Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality resulting from the Center Financial merger. Excluding

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Impaired Loans, Pass graded loans from Center Financial (“Performing Loans”) were not accounted for under ASC 310-30. These Performing Loans were placed in pools with similar risk characteristics and were recorded at fair value at the merger date.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield will be disclosed quarterly.

The excess of the contractual balances due over the cash flows expected to be collected is considered to be nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the merger date. Subsequent to the merger date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the merger date are recognized by recording a provision for loan losses.

Credit Impaired Loans that met the criteria for nonaccrual of interest prior to the merger may be considered performing upon merger, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans. As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.

Loan Servicing Assets—The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. During 2010, in accordance with newly issued accounting literature, this gain was deferred until the 90 day recourse period expired. This resulted in $1.2 million of gains being deferred at December 31, 2010 and secured borrowings of $11.8 million. In February 2011, the SBA amended their agreements and effective for all loans submitted for secondary market sales on or after February 15, 2011, the gain is again recognized at the time of sale. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition.

Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate, plus 1 to 2%. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has capitalized $1.3 million, $283 thousand and $200 thousand of servicing assets during 2011, 2010 and 2009, respectively, and amortized $706 thousand, $868 thousand and $1.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. The acquired servicing assets from Center was $2.5 million at the acquisition date. The carrying amount of servicing assets was $5.6 million and $2.2 million at December 31, 2011 and 2010, respectively.

Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. At December 31, 2011, the fair value of servicing assets was determined using a weighted-average discount rate of 5.8% and prepayment speed of 14.2%. At December 31, 2010, the fair value of servicing assets was determined using a weighted-average discount rate of 5.7% and prepayment speed of 14.8%. The fair values of servicing assets were approximately $7.9 million and $4.0 million at December 31, 2011 and 2010, respectively, on serviced loans totaling $559.5 million and $222.7 million at December 31, 2011 and 2010 and is included in other assets in the accompanying consolidated statements of condition. No impairment charges were required in 2011, 2010, or 2009.

The estimated annual amortization of servicing assets as of December 31, 2011, for each of the succeeding five fiscal years is indicated in the table below:

Year Ending December 31
(In thousands)
2012	$1,184
2013	858
2014	686
2015	541
2016	733
Thereafter	1,613

$5,615

Servicing fee income which is reported on the income statement as “Loan Servicing Fees, net” is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $2.2 million, $2.4 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

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

For all loan classes, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, may be considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not deemed to be impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment. The Company further segregate these segments between loans accounted for under the amortized cost method (referred to as “legacy” loans”) and loans acquired from Center Financial (referred to as “acquired” loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. For the legacy loans, the historical loss experience is based on the actual loss history experienced by the Company over the most recent three years. The loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following major portfolio segments have been identified: Real estate loans (residential, commercial, and construction), commercial business loans, trade finance loans, and consumer/other loans. Due to the overall high level of real estate loans within the loan portfolio as a whole, as compared to other portfolio segments, for risk assessment and allowance purposes this segment was segregated into more granular pools by collateral property type. Construction and land loans have the highest qualitative adjustments for economic and other credit risk factors, such as the incomplete status of the collateral and deleterious effect of the recent economic downturn on these types of properties during, but total balances in these portfolio segments are not a concentration in the overall portfolio. The commercial real estate loan portfolio segment as a whole had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to the commercial business tenants. Commercial real estate loans secured by hotels, golf courses, and gas station/car washes pose an industry concentration risk within this portfolio segment, have historically shown higher credit risk than in other collateral property types,

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and were negatively impacted by the effect of the recent poor economy on the hospitality and recreation industries as well as increasing fuel and travel costs. These factors resulted in higher qualitative adjustments made to these sub-portfolio segments. Within the commercial business and trade finance portfolio segments, risk analysis is performed based on concentrations within industries, as well as by individual loan type. Commercial business loans granted under various SBA-guaranteed programs show higher historical risks as these loans are made to small businesses which were more negatively impacted by the economic issues of past few years. This impact resulted in increased qualitative adjustments for this sub-portfolio segment during the year. Trade finance loans show minimal historical losses and have the lowest level of inherent risk as they are generally structured for transaction based funding and businesses within this portfolio segment were less impacted by local market downturns. Qualitative adjustments made to this portfolio segment are generally minor as a result.

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

Concentration of Credit Risk—Our loan portfolio is divided into three general markets: California, New York / New Jersey, and all other states. The California market represents the biggest credit market concentration (72.0%) followed by New York / New Jersey (17.5%) and All Other States (10.5%). Within the California market, most of our business activity is with customers located within Los Angeles County (60.7%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our CRE loan portfolio, the largest industry concentrations are retail building (29.4%), hotel/motel (16.2%), gas stations (15.3%), and industrial & warehouse (9.8%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (28.4%), retail trade (24.2%), and manufacturing (12.7%).

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:

Buildings	15-30 years
Furniture, fixture, and equipment	3-7 years
Computer equipment	5 years
Computer software	3 years
Leasehold improvement	life of lease or improvements, whichever is shorter

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

FDIC Loss Share Receivable—In conjunction with the FDIC-assisted acquisition of Innovative Bank by Center Financial in 2010, Center Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of merger with Center Financial, consistent with Center Financial’s accounting treatment, we elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The discount factor utilized was 1.62%. The cash flows expected to be received under the loss agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into non-interest income over the life of the FDIC loss share receivable.

The FDIC loss share receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in the cash flows of the covered assets over those expected will reduce the FDIC loss share receivable and any decreases in cash flows of the covered assets under those expected will increase the FDIC loss share receivable. Increase and decrease to the FDIC loss share receivable are recorded as adjustments to non-interest income.

Goodwill and Intangible Assets—Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. The Company acquired Center Financial on November 30, 2011, which resulted in goodwill of $88.0 million being recorded. The Company tested goodwill and other intangibles for impairment as of December 31, 2011 and 2010 noting no impairment of recorded goodwill and other intangibles.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation—Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years). As a result of the merger on November 30, 2011, both Nara Bancorp and Center Financial underwent a greater than 50% ownership change. There is expected to be no limitation on the use of either company’s tax attributes, because as of November 30, 2011 both companies had net unrealized built in gains, rather than net unrealized built in losses. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger future Section 382 limitations on the Company’s use of tax attributes.

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

Equity—The Company accrues for preferred stock dividends as earned and for common stock dividends as declared. Preferred stock dividends of $3.4 million and $3.4 million were paid in 2011 and 2010 and there were $657,000 and $428,000 of preferred stock dividends accrued but unpaid at December 31, 2011 and 2010, respectively. There were no common stock dividends declared during 2011 and 2010. Accrued preferred and common stock dividends are included in other liabilities.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank Owned Life Insurance—The Company has purchased life insurance policies on certain key executives and directors. Bank owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Investments in Affordable Housing Partnerships—The Company owns limited partnerships interest in projects of affordable housing for lower income tenants. The investments in which the Company has significant influence are recorded using the equity method of accounting. For those investments in limited partnerships for which the Company does not have a significant influence, such investments are accounted for using the cost method of accounting and the annual amortization is based on the proportion of tax credits received in the current year to the total estimated tax credits to be allocated to the Company. The tax credits are recognized in the consolidated financial statements to the extent that they are utilized on the Company’s tax returns.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, cash flow hedges, and interest-only strips which are also recognized as separate components of stockholders’ equity, net of tax.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2011 or 2010.

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

Operating Segments—The Company previously identified three principal operating segments: banking operations, trade finance services and small business administration lending services. However, the Company’s strategic focus has migrated from transactional banking to relationship banking upon the merger with Center Financial. While the chief operating decision makers continue to monitor the revenue streams of the various products and services, the Company now focuses more on the relational aspects of the customers who are encouraged to purchase a multitude of products and services. Accordingly, all of the operations are considered by the Company to be aggregated in one reportable operating segment.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.

Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recent Accounting Pronouncements

FASB ASU 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations—This ASU specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We disclosed pro forma information in the notes to consolidated financial statements of the merger with Center Financial. See Note 2 of Notes to Consolidated Financial Statements.

FASB ASU 2011-02, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”—ASU 2011-02 clarifies the guidance for evaluating whether a restructuring constitutes a troubled debt restructuring (‘TDR”). The guidance requires that a creditor separately conclude that both of the following exist: i) The restructuring constitutes a concession, ii) The debtor is experiencing financial difficulties. In addition, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a TDR. The amendments in ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We adopted ASU 2011-02 on its disclosures in the consolidated financial statements effective third quarter of 2011.

Newly Issued But Not Yet Effective Accounting Pronouncements

ASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)”—This ASU provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition or result of operations.

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)”—This ASU is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB issued FASB ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” that defers the effective date of ASU 2011-05. The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The FASB has not yet established a timetable for its reconsideration.

FASB ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350); Testing Goodwill for Impairment”—This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that is is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 is not expected to have a significant impact on our financial condition or result of operations.

2. CENTER MERGER

On November 30, 2011, the merger of Center and Nara was completed. Pursuant to the merger agreement, holders of Center common stock received 0.7805 of a share of common stock of BBCN for each share of Center common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares. Outstanding Center stock options and restricted stock awards were converted into stock options with respect to shares of BBCN common stock or shares of BBCN common stock, respectively, with appropriate adjustments to reflect the exchange ratio. The merger was accounted for by BBCN using the acquisition method of accounting. Accordingly, the assets and liabilities of Center were recorded at their respective fair values and represents management’s estimates based on available information.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of Center’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

(in thousands)
Consideration paid:
BBCN common stock issued	$291,977
Cash in lieu of fractional shares paid to Center Financial stockholders	1
Fair value of Center Financial employee stock options	1,347
Fair value of Center Financial common stock warrant	(648)

Total consideration paid	$292,677

Assets Acquired:
Cash and cash equivalents	$325,993
Investment securities available for sale	293,065
Term federal funds sold, original maturities more than 90 days	50,000
Loans, net	1,430,465
FRB and FHLB stock	12,591
Premises and equipment	12,463
FDIC loss share receivable	10,852
Deferred tax assets, net	48,870
Core deposit intangible	4,100
Other assets	63,485

Liabilities Assumed:
Certificates of deposits	(1,827,406)
Borrowings	(148,760)
Other liabilities	(16,848)
Preferred stock	(54,158)

Total identifiable net assets	$204,712

Excess of consideration paid over fair value of net assets acquired (goodwill)	$87,965

We estimated the fair value for most loans acquired from Center by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Center’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Center Financial loans for which at the acquisition date, it was probable that all contractually required payments would not be received as of November 30, 2011 are as follows:

(In Thousands)
Contractually required principal and interest at acquisition	$245,246
Contractual cash flows not expected to be collected (nonaccretable discount)	(28,095)

Expected cash flows at acquisition	217,151
Interest component of expected cash flows (accretable discount)	(32,872)

Fair value of acquired loans	$184,279

The core deposit intangible asset recognized as part of the Center merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method. The goodwill of approximately $88.0 million was recorded in conjunction with the transaction. The goodwill arising from the merger is largely the result of the benefit to the Company of acquiring Center Financial, thereby creating a platform for future operations, strengthening the Company’s presence in the primary existing markets in Southern California, expanding the national presence through the addition of Center’s offices in Chicago and Seattle, as well as Center’s offices in Northern California location, and realizing annual cost synergies. The goodwill is not amortized for book purposes and is not deductible for tax purposes.

The fair value of savings and transactional deposit accounts acquired from Center was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by comparing the contractual cost of the the portfolio to an identical portfolio bearing current market rates. The projected cash flows from maturing certificates were calculated based on contractual rates. The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity.

The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest.

The fair value of FDIC loss share receivable was determined based on the discounted value of expected future cash flows under the loss sharing agreement.

Direct costs related to the Center merger were expensed as incurred. During the year ended December 31, 2011, we incurred $4.7 million in merger and integration expenses related to Center transaction, including $0.3 million in salaries and benefits, $1.0 million in occupancy and equipment, $2.4 million in professional services, and $1.0 million in other noninterest expense. During the year ended December 31, 2010, we incurred $1.0 million in merger related expenses related to Center.

The following table presents financial information regarding the Center Financial operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2011. The following table also presents unaudited pro forma information as if the merger had occurred on January 1, 2010. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and related income tax effects. Merger and integration expenses incurred by the Company and Center of $7.8 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively, were excluded. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Center at the beginning of 2010. We assumed no adjustments to the historical deferred tax asset valuations in the amount of $6.4 million and $6.0 million, respectively, recorded by Center during the eleven months ended November 30, 2011 and the year ended December 31, 2010. Had Nara acquired Center as of January 1, 2010, the reversal of all or a portion of the deferred tax asset valuation allowance of the combined entity

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could have differed materially from the amount presented in the unaudited pro forma combined condensed consolidated income statements. In addition, the pro forma combined condensed consolidated financial statements do not take into account the impact, if any, of an ownership change under Section 382 of the Code that would have occurred with respect to BBCN as of January 1, 2010. The merger is expected to result in annual cost savings to be achieved following the consummation of the merger. These expected savings have not been included in the pro forma combined amounts. In addition, the pro forma results for the year ended December 31, 2010 does not reflect any adjustment to eliminate Center’s historical preferred stock dividend of $29 million for the beneficial conversion feature of its Series B Preferred Stock issued in December 2009.

	Actual from acquisition date through December 31, 2011	Pro forma Year ended December 31,
		2011	2010
	(In Thousands)
Net interest income	$7,727	$170,401	$89,599
Non-interest income	1,268	45,082	50,569
Non-interest expense	(1,705)	(123,885)	(109,667)
Income tax provision	(1)	(26,769)	(2,326)

Net income	$7,289	$64,829	$28,175

Preferred stock dividends and accretion of preferred stock discount		(7,838)	(36,287)

Net income (loss) available to common stockholders		$56,991	$(8,112)

Pro forma earnings (loss) per share:
Basic		$0.73	$(0.10)
Diluted		$0.73	$(0.10)

3. SECURITIES AVAILABLE FOR SALE

The following is a summary of securities available for sale at December 31:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities*:
U.S. Treasury	$300	$0	$0	$300
GSE collateralized mortgage obligations	222,400	5,480	(44)	227,836
GSE mortgage-backed securities	477,555	10,322	(123)	487,754
Corporate notes	5,532	0	(1,184)	4,348
Municipal bonds	5,257	507	0	5,764

Total debt securities	711,044	16,309	(1,351)	726,002
Mutual funds	14,710	227	(19)	14,918

Total	$725,754	$16,536	$(1,370)	$740,920

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities*:
GSE bonds	$125,429	$1,059	$(770)	$125,718
GSE collateralized mortgage obligations	101,312	2,146	(257)	103,201
GSE mortgage-backed securities	282,205	4,628	(1,999)	284,834
Corporate note	4,473	0	(765)	3,708
Municipal bonds	5,258	55	(31)	5,282

Total debt securities	518,677	7,888	(3,822)	522,743
Mutual funds	5,462	57	0	5,519

Total	$524,139	$7,945	$(3,822)	$528,262

*	As of December 31, 2011 and 2010, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB, and are all residential based investments.

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The proceeds from sales of securities and the associated gains are listed below:

	2011	2010	2009
	(In thousands)
Proceeds	$139,458	$208,142	$239,734
Gross gains	1,219	6,296	4,413
Gross losses	0	0	(3)

The tax expense related to these net realized gains and losses was $446 thousand, $3.3 million and $2.3 million, respectively.

The proceeds from calls of securities were $83.3 million, $35.3 million and $24.6 million for 2011, 2010 and 2009 with gross gains of $70 thousand, $100 thousand and $17 thousand, respectively. There were no losses on calls.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$300	$300
Due after one year through five years	340	357
Due after five years through ten years	2,480	2,781
Due after ten years	7,969	6,974
GSE collaterized mortgage obligations	222,400	227,836
GSE mortgage-backed securities	477,555	487,754
Mutual funds	14,710	14,918

	$725,754	$740,920

Securities with carrying values of approximately $425.5 million and $270.3 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows the gross unrealized losses and fair value of securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

At December 31, 2011:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	2	$3,305	$(28)	1	$14,007	$(16)	3	$17,312	$(44)
GSE mortgage-backed securities	5	38,082	(123)	0	0	0	5	38,082	(123)
Corporate note	0	0	0	1	3,303	(1,184)	1	3,303	(1,184)
Municipal bonds	1	5,229	(19)	0	0	0	1	5,229	(19)

	8	$46,616	$(170)	2	$17,310	$(1,200)	10	$63,926	$(1,370)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010:	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE bonds	4	$65,465	$(770)	0	$0	$0	4	$65,465	$(770)
GSE collaterized mortgage obligations	3	9,091	(187)	2	17,337	(70)	5	26,428	(257)
GSE mortgage-backed securities	7	99,555	(1,999)	0	0	0	7	99,555	(1,999)
Corporate note	0	0	0	1	3,708	(765)	1	3,708	(765)
Municipal bonds	5	1,929	(31)	0	0	0	5	1,929	(31)

	19	$176,040	$(2,987)	3	$21,045	$(835)	22	$197,085	$(3,822)

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

The corporate notes at December 31, 2011 and 2010 primarily consists of one bond with an amortized cost of $4.5 million and an unrealized loss of $1.2 million at December 31, 2011. The bond is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent other-than-temporary impairment at December 31, 2011 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at December 31, 2011.

We consider the losses on our investments in an unrealized loss position at December 31, 2011 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, or it is more likely than not that it will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans by major category at December 31:

	2011	2010
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$2,043	$2,263
Commercial & industrial	2,631,880	1,525,687
Construction	44,756	46,900

Total real estate loans	2,678,679	1,574,850
Commercial business	849,576	504,458
Trade finance	146,684	57,430
Consumer and other	66,631	13,268

Total loans outstanding	3,741,570	2,150,006
Less: deferred loan fees	(2,744)	(2,261)

Gross loans receivable	3,738,826	2,147,745
Less: allowance for loan losses	(61,952)	(62,320)

Loans receivable, net	$3,676,874	$2,085,425

The following table presents the outstanding principal balance and the related carrying amount of the acquired Center Financial loans as of November 2011 included in our Consolidated Statements of Condition at December 31, 2011:

Outstanding principal balance	$1,458,133
Carrying amount	1,347,525

The following table presents changes in the accretable discount on the acquired Credit Impaired Loans in the Center merger for the year ended December 31, 2011:

Balance at January 1, 2011	$0
Center merger	32,872
Accretion	(873)

Balance at December 31, 2011	$31,999

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 is as follows:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$36,295	$24,930	$192	$903	$0	$0	$0	$0	$62,320
Provision (credit) for loan losses	23,604	2,067	2,714	(446)	0	0	0	0	27,939
Loans charged off	(22,187)	(8,603)	(1,153)	(256)	0	0	0	0	(32,199)
Recoveries of charged offs	1,328	2,287	33	244	0	0	0	0	3,892

Balance, end of year	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952

Allowance for loan losses:
Individually evaluated for impairment	$10,525	$7,168	$342	$0	$0	$0	$0	$0	$18,035
Collectively evaluated for impairment	28,515	13,513	1,444	445	0	0	0	0	43,917

Total	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952

Loans receivable:
Individually evaluated for impairment	$51,752	$25,150	$4,997	$150	$0	$0	$0	$0	$82,049
Collectively evaluated for impairment	1,694,483	507,841	97,013	12,660	0	0	0	0	2,311,997
Loans acquired from Center	0	0	0	0	932,444	316,585	44,674	53,821	1,347,524

Total	$1,746,235	$532,991	$102,010	$12,810	$932,444	$316,585	$44,674	$53,821	$3,741,570

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2010 is as follows:

	Legacy				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In Thousands)
Allowance for loan losses:
Balance, beginning of year	$41,772	$15,656	$410	$1,586	$59,424
Provision (credit) for loan losses	53,441	30,930	(218)	477	84,630
Loans charged off	(59,689)	(23,607)	0	(1,356)	(84,652)
Recoveries of charged offs	771	1,951	0	196	2,918

Balance, end of year	$36,295	$24,930	$192	$903	$62,320

Allowance for loan losses:
Individually evaluated for impairment	$7,831	$13,271	$0	$0	$21,102
Collectively evaluated for impairment	28,464	11,659	192	903	41,218

Total	$36,295	$24,930	$192	$903	$62,320

Loans receivable:
Individually evaluated for impairment	$81,140	$40,990	$469	$88	$122,687
Collectively evaluated for impairment	1,493,710	463,468	56,961	13,180	2,027,319

Total	$1,574,850	$504,458	$57,430	$13,268	$2,150,006

Activity in the allowance for loan losses is as follows for the year ended December 31, 2009:

(In Thousands)
Balance, beginning of year	$43,419
Provision for loan losses	61,023
Loans charged off	(45,686)
Recoveries of charge-offs	668

Balance, end of year	$59,424

Individually impaired loans were as follows:

	As of and for the Year Ended December 31,
	2011	2010
	(In Thousands)
With Allocated Allowance
Without charge-off	$67,202	$63,944
With charge-off	341	4,188
With No Allocated Allowance
Without charge-off	8,123	42,015
With charge-off	6,383	12,540
Allowance on Impaired Loans	(18,035)	(21,102)

Impaired Loans, net of allowance	$64,014	$101,585

Average Impaired Loans	$93,627	$123,242
Interest income recognized during impairment	$3,121	$6,188
Cash-basis interest income recognized	$3,021	$6,135

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the amount of our legacy impaired loans by class with no related allowance for loan losses, as well as the amount of impaired loans for which there is a related allowance for loan losses as of December 31, 2011 and 2010. Loans with no related allowance for loan losses have adequate collateral securing their carrying value and in some circumstances, have been charged down to their current carrying value, which is based on the fair value of the collateral.

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In Thousands)
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	1,810	1,810	(668)	3,475
Hotel & Motel	17,439	17,441	(4,093)	14,581
Gas Station & Car Wash	2,266	2,265	(550)	2,825
Mixed Use	2,828	2,822	(128)	1,953
Industrial & Warehouse	4,262	4,242	(407)	4,826
Other	14,870	14,982	(4,630)	6,192
Real Estate—Construction	127	128	(49)	2,504
Commercial Business	19,413	19,416	(7,168)	22,929
Trade Finance	4,528	4,497	(342)	906
Consumer and Other	0	0	0	0

	$67,543	$67,603	$(18,035)	$60,191
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	1,388	1,391	0	4,485
Hotel & Motel	0	0	0	3,770
Gas Station & Car Wash	288	287	0	2,621
Mixed Use	0	0	0	1,868
Industrial & Warehouse	2,651	2,662	0	2,380
Other	2,102	2,092	0	8,934
Real Estate—Construction	1,721	1,710	0	3,283
Commercial Business	5,737	5,740	0	5,191
Trade Finance	469	467	0	759
Consumer and Other	150	150	0	145

	$14,506	$14,499	$0	$33,436

Total	$82,049	$82,102	$(18,035)	$93,627

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In Thousands)
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	7,379	7,347	(1,518)	7,498
Hotel & Motel	5,326	5,349	(987)	11,439
Gas Station & Car Wash	3,140	3,142	(1,411)	8,844
Mixed Use	307	308	(53)	2,334
Industrial & Warehouse	7,549	7,539	(1,729)	2,453
Other	2,701	2,697	(448)	5,711
Real Estate—Construction	5,789	5,789	(1,686)	4,027
Commercial Business	35,926	35,961	(13,270)	29,753
Trade Finance	0	0	0	0
Consumer and Other	0	0	0	89

	$68,117	$68,132	$(21,102)	$72,148

With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	9,121	9,127	0	10,100
Hotel & Motel	8,626	8,619	0	7,299
Gas Station & Car Wash	5,205	5,197	0	8,361
Mixed Use	3,660	3,660	0	4,635
Industrial & Warehouse	367	367		2,510
Other	17,558	17,530	0	10,853
Real Estate—Construction	4,457	4,469	0	2,481
Commercial Business	5,018	5,029	0	4,550
Trade Finance	469	469	0	287
Consumer and Other	89	88	0	18

	$54,570	$54,555	$0	$51,094

Total	$122,687	$122,687	$(21,102)	$123,242

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides nonaccrual loans by class of loans as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010*
	(In Thousands)
Real estate loans:
Residential	$0	$0
Commercial
Retail	2,612	1,615
Hotel & Motel	482	1,187
Gas Station & Car Wash	1,368	3,054
Mixed Use	822	3,968
Industrial & Warehouse	3,055	3,690
Other	10,865	4,834
Construction	127	8,547

Total	$19,331	$26,895
Commercial business	11,462	15,991
Trade finance	117	469
Consumer and other	150	448

	$31,060	$43,803

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts is not materially different from loan balance in this presentation. Accrued interest receivable on loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the aging of past due loans as of December 31, 2011 and 2010 by class of loans:

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate—Residential	$36	$0	$0	$36	$0	$36	$0
Real estate—Commercial
Retail	431	0	0	431	2,612	3,043	0
Hotel & Motel	0	0	0	0	482	482	0
Gas Station & Car Wash	634	0	0	634	1,368	2,002	0
Mixed Use	0	0	0	0	822	822	0
Industrial & Warehouse	360	0	0	360	3,055	3,415	0
Other	0	119	0	119	10,865	10,984	0
Real estate—Construction	0	0	0	0	127	127	0
Commercial business	1,396	392	0	1,788	11,462	13,250	0
Trade finance	0	0	0	0	117	117	0
Consumer and other	5	0	0	5	150	155	0

Subtotal	$2,862	$511	$0	$3,373	$31,060	$34,433	$0
Acquired Loans
Real estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real estate—Commercial
Retail	147	64	1,675	1,886	0	1,886	1,675
Hotel & Motel	0	45	0	45	0	45	0
Gas Station & Car Wash	2,547	177	817	3,541	0	3,541	817
Mixed Use	1,178	1,702	389	3,269	0	3,269	389
Industrial & Warehouse	3,393	0	110	3,503	0	3,503	110
Other	1,472	228	4,237	5,937	0	5,937	4,237
Real estate—Construction	0	4,499	0	4,499	0	4,499	0
Commercial business	1,747	1,402	9,125	12,274	0	12,274	9,125
Trade finance	0	0	202	202	0	202	202
Consumer and other	705	370	700	1,775	0	1,775	700

Subtotal	$11,189	$8,487	$17,255	$36,931	$0	$36,931	$17,255

TOTAL	$14,051	$8,998	$17,255	$40,304	$31,060	$71,364	$17,255

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	30-59 Days Past Due*	60-89 Days Past Due*	Greater than 90 Days Past Due	Total Past Due*	Non Accrual*	Total Delinquent Loans*	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate—Residential	$46	$0	$0	$46	$0	$46	$0
Real estate—Commercial
Retail	950	188	0	1,138	1,615	2,753	0
Hotel & Motel	455	0	0	455	1,187	1,642	0
Gas Station & Car Wash	0	0	0	0	3,054	3,054	0
Mixed Use	401	0	0	401	3,968	4,369	0
Industrial & Warehouse	133	239	0	372	3,690	4,062	0
Other	302	0	0	302	4,834	5,136	0
Real estate—Construction	0	0	0	0	8,547	8,547	0
Commercial business	684	855	0	1,539	15,991	17,530	0
Trade finance	0	0	0	0	469	469	0
Consumer and other	41	2	0	43	448	491	0

Total	$3,012	$1,284	$0	$4,296	$43,803	$48,099	$0

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts is not materially different from loan balance in this presentation. Accrued interest receivable on loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass-rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of December 31, 2011
	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$0	$36	$0	$36
Real estate—Commercial
Retail	3,430	13,477	0	16,907
Hotel & Motel	5,008	17,875	0	22,883
Gas Station & Car Wash	3,489	2,554	0	6,043
Mixed Use	2,279	3,026	0	5,305
Industrial & Warehouse	3,998	7,238	404	11,640
Other	5,914	15,393	0	21,307
Real estate—Construction	0	1,848	0	1,848
Commercial business	11,357	30,114	5,994	47,465
Trade finance	274	4,997	0	5,271
Consumer and other	0	1,081	0	1,081
Subtotal	$35,749	$97,639	$6,398	$139,786
Acquired Loans:
Real estate—Residential	$0	$0	$0	$0

Real estate—Commercial
Retail	11,591	11,334	0	22,925
Hotel & Motel	13,138	16,746	0	29,884
Gas Station & Car Wash	5,665	5,760	0	11,425
Mixed Use	3,532	2,829	0	6,361
Industrial & Warehouse	2,673	3,770	0	6,443
Other	6,702	12,598	0	19,300
Real estate—Construction	0	5,489	0	5,489
Commercial business	16,096	39,630	353	56,079
Trade finance	128	829	0	957
Consumer and other	1,662	2,526	0	4,188

Subtotal	$61,187	$101,511	$353	$163,051

Total	$96,936	$199,150	$6,751	$302,837

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2010
	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate—Residential	$0	$46	$0	$46
Real estate—Commercial
Retail	1,948	18,898	0	20,846
Hotel & Motel	10,896	15,490	0	26,386
Gas Station & Car Wash	8,798	8,923	0	17,721
Mixed Use	364	5,887	0	6,251
Industrial & Warehouse	385	8,871	0	9,256
Other	1,865	21,431		23,296
Real estate—Construction	0	10,257	0	10,257
Commercial business	4,182	45,054	260	49,496
Trade finance	305	469	0	774
Consumer and other	830	448	0	1,278

Total Watch List Loans	$29,573	$135,774	$260	$165,607

The following table presents loans sold during the years ended December 31, 2011 and 2010 by portfolio segment:

	Real estate - Commercial	Real estate - Construction	Commercial Business	Total
	(In Thousands)
December 31, 2011:
Sales or reclassification to held for sale	$25,358	$5,920	$193	$31,471
December 31, 2010:
Sales or reclassification to held for sale	$69,280	$10,295	$502	$80,077

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools. The quantitative general loan loss allowance was $20.4 million at December 31, 2011, compared to $23.9 million at December 31, 2010.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio or individual specific reserve allocations by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

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

The qualitative loan loss allowance on the loan portfolio was $23.5 million at December 31, 2011 compared to compared to $17.0 million at December 31, 2010.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain a new appraisal to determine the amount of impairment as of the date that the loan become impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an updated appraisal every twelve months from a qualified independent appraiser. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.

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

In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for potential impairment which resulted in an increase in impaired loans from the prior quarter. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective September 30, 2010, we expanded the scope of the loans reviewed for individual impairment by including all loans of $2.0 million or more that were risk-graded as Substandard, even though such loans were less than 60 days delinquent and were performing under their contractual terms. Effective December 31, 2010, we expanded the scope to include all loans of $1 million or more. This enhancement to our impairment analysis provided more coverage in terms of current fair values on classified loans as updated market values are required as part of the impairment analysis process. Effective March 31, 2011, we implemented a higher-level, preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard, are less than 60 days past due and accruing, and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%. If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2011, were $82.1 million , a net decrease of $40.6 million from $122.7 million at

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010. This net decrease in impaired loans is due primarily to the sales of 24 impaired loans, totaling $33.1 million, and the return of 34 loans totaling $22.4 million to non-impaired status year-to-date. The return to non-impaired status was based on a review of the current financial information and payment performance.

The following table presents loans by portfolio segment and impairment method at December 31, 2011 and 2010:

	As of December 31, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$0	$49,904	$1,848	$25,150	$4,997	$150	$82,049
Specific allowance	$0	$10,476	$49	$7,168	$342	$0	$18,035
Loss coverage ratio	0.0%	21.0%	2.7%	28.5%	6.8%	0.0%	22.0%
Non-impaired loans	$2,043	$2,581,976	$42,908	$824,426	$141,687	$66,482	$3,659,522
General allowance	$9	$27,831	$675	$13,513	$1,444	$445	$43,917
Loss coverage ratio	0.4%	1.1%	1.6%	1.6%	1.0%	0.7%	1.2%
Total loans	$2,043	$2,631,880	$44,756	$849,576	$146,684	$66,632	$3,741,571
Total allowance for loan losses	$9	$38,307	$724	$20,681	$1,786	$445	$61,952
Loss coverage ratio	0.4%	1.5%	1.6%	2.4%	1.2%	0.7%	1.7%

	As of December 31, 2010
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans*	$0	$70,882	$10,258	$40,990	$469	$88	$122,687
Specific allowance	$0	$6,145	$1,686	$13,271	$0	$0	$21,102
Loss coverage ratio	0.0%	8.7%	16.4%	32.4%	0.0%	0.0%	17.2%
Non-impaired loans	$2,263	$1,453,768	$36,642	$450,821	$56,961	$13,180	$2,013,635
General allowance	$14	$26,740	$1,710	$11,659	$192	$903	$41,218
Loss coverage ratio	0.6%	1.8%	4.7%	2.6%	0.3%	6.9%	2.0%
Total loans	$2,263	$1,524,650	$46,900	$491,811	$57,430	$13,268	$2,136,322
Total allowance for loan losses	$14	$32,885	$3,396	$24,930	$192	$903	$62,320
Loss coverage ratio	0.6%	2.2%	7.2%	5.1%	0.3%	6.8%	2.9%

*	Recorded investment, which is net of unpaid principal, accrued interest receivable, deferred loan fees and discounts is not materially different from loan balance in this presentation. Accrued interest receivable on loans is $6.1 million and deferred loan fees on total loans are $(2.3) million at December 31, 2010.

Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At December 31, 2011, total modified loans were $32.7 million, compared to $55.6 million at December 31, 2010. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of TDRs on accrual and non-accrual by type of concession as of December 31, 2011 and 2010 is presented below:

	As of December 31, 2011
	TDR on accrual				TDR on non-accrual
(In Thousands)	Real estate - Commercial	Commercial Business	Trade Finance	Total	Real estate - Commercial	Commercial Business	Trade Finance and Other	Total	TOTAL
Payment concession	$949	$1,365	$0	$2,314	$3,769	$3,441	$0	$7,210	$9,524
Maturity / Amortization concession	0	888	469	1,357	1,178	1,578	150	2,906	4,263
Rate concession	12,384	2,740	0	15,124	3,335	396	0	3,731	18,855
Principal forgiveness	0	0	0	0	0	78	0	78	78

	$13,333	$4,993	$469	$18,795	$8,282	$5,493	$150	$13,925	$32,720

	December 31, 2010
	TDR on accrual			TDR on non-accrual
(In Thousands)	Real estate - Commercial	Commercial Business	Total	Real estate - Commercial	Commercial Business	Trade Finance and Other	Total	TOTAL
Payment concession	$975	$8,744	$9,719	$3,018	$2,773	$0	$5,791	$15,510
Maturity / Amortization concession	4,968	7,144	12,112	2,847	4,055	557	7,459	19,571
Rate concession	12,250	1,022	13,272	4,346	2,834	0	7,180	20,452
Principal forgiveness	0	0	0	0	91	0	91	91

	$18,193	$16,910	$35,103	$10,211	$9,753	$557	$20,521	$55,624

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2011 were comprised of 6 commercial real estate loans totaling $13.3 million and 19 commercial business loans totaling $5.0 million. TDRs on accrual status at December 31, 2010 were comprised of 17 commercial real estate loans totaling $18.2 million and 43 commercial business loans totaling $16.9 million. We expect that the TDRs on accrual status as of December 31, 2011, which are all performing in accordance with their restructured terms, to

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end.

The following table presents loans by class modified as troubled debt restructuring that occurred during the year ended December 31, 2011:

(In thousands)	Number of Loans	Pre- Modification	Post- Modification as of December 31, 2011
Real estate—Commercial
Retail	2	$2,105	$1,210
Hotel & Motel	3	8,847	8,704
Gas Station & Car Wash	0	0	0
Mixed Use	2	1,794	1,771
Industrial & Warehouse	5	464	456
Other	4	962	880
Real estate—Construction	0	0	0
Commercial business	24	2,039	1,919
Trade finance	1	500	469
Consumer and other	1	84	69

Total	42	$16,795	$15,478

The allowance for loan losses for the troubled debt restructuring described above as of December 31, 2011 was $4.2 million and the charge offs for the year ended December 31, 2011 was $3.2 million.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011:

	Number of Loans	Balance
		(In thousands)
Real estate—Commercial
Retail	1	$769
Hotel & Motel	0	0
Gas Station & Car Wash	0	0
Industrial & Warehouse	3	139
Other	1	294
Commercial Business	3	284
Consumer and Other	0	0

	8	$1,486

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The allowance for loan losses for the troubled debt restructuring described above as of December 31, 2011 was $0.3 million and the charge offs for the year ended December 31, 2011 was $2.0 million.

We have allocated $6.4 million and $15.8 million of specific reserves to TDRs as of December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and December 31, 2010, we did not have any outstanding commitments to extend additional funds to these borrowers.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Covered Loans

On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, Center Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. Upon the merger between Nara Bancorp and Center Financial, the Company assumed the loss sharing agreements with the FDIC.

Covered nonperforming assets totaled $3.6 million at December 31, 2011. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2011 were as follows:

(in thousands)	December 31, 2011
Covered loans on non-accrual status	$0
Covered other real estate owned	3,575

Total covered nonperforming assets	$3,575

Acquired covered loans	$89,959
Covered nonperforming assets to net covered loans	3.97%

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete the accretable discount to interest income over the estimate life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The change in goodwill during the year is as follows:

	2011	2010	2009
	(In thousands)
Beginning of year	$2,509	$2,509	$2,509
Center acquisition	87,964	0	0
Impairment	0	0	0

End of year	$90,473	$2,509	$2,509

Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. At December 31, 2011, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that goodwill was not impaired at December 31, 2011. At December 31, 2010, the election to perform a qualitative assessment was not available. Therefore, the Company performed Step 1 of the two-step impairment test and determined that goodwill was not impaired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information regarding the amortizing intangible assets at December 31, 2011 and 2010:

		2011		2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	Amortization period	(In thousands)
Intangible assets:
Core deposit—IBKNY acquisition	10 years	$1,187	$(1,155)	$1,187	$(1,118)
Core deposit—Asiana Bank acquisition	10 years	1,018	(970)	1,018	(898)
Core deposit—KEB, Broadway acquisition	10 years	2,726	(2,581)	2,726	(2,381)
Core deposit—Center Financial Corporation acquisition	7 years	4,100	(49)	0	0

Total		$9,031	$(4,755)	$4,931	$(4,397)

Total amortization expense on deposit premiums was $357 thousand, $508 thousand and $585 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $1,243 thousand in 2012, $897 thousand in 2013, $720 thousand in 2014, $574 thousand in 2015, and $427 thousand in 2016.

6. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $759.9 million and $321.5 million, respectively. Included in time deposits of $100,000 or more were $300.0 million and $200.0 million in California State Treasurer’s deposits at December 31, 2011 and 2010, respectively. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2011 and 2010, securities with carrying values of approximately $368.6 million and $268.3 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.

At December 31, 2011, the scheduled maturities for time deposits were as follows:

Year Ended December 31
(In thousands)
2012	$1,276,723
2013	230,870
2014	8,969
2015	3,248
2016 and thereafter	1,291

$1,521,101

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense on the deposits is summarized as follows:

	2011	2010	2009
	(In thousands)
Money market and other	$6,322	$6,374	$8,948
Savings deposits	2,945	3,274	3,948
Time deposits	10,978	18,234	37,740

	$20,245	$27,882	$50,636

7. BORROWINGS

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB—SF”) against which the Company may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.3 billion and $543.9 million at December 31, 2011 and 2010, respectively. The terms of this credit facility require the Company to pledge with the FHLB, eligible collateral equal to at least 100% of outstanding advances.

At December 31, 2011 and December 31, 2010, real estate secured loans with a carrying amount of approximately $2.0 billion and $1.1 billion, respectively, were pledged as collateral for borrowings from the FHLB. At December 31, 2011 and 2010, other than FHLB stock, securities totaling $3.0 million and $0 were pledged as collateral for borrowings from the FHLB.

At December 31, 2011 and December 31, 2010, FHLB borrowings were $344.4 million and $350.0 million, had a weighted average interest rate of 1.93% and 3.18%, respectively, and had various maturities through September 2017. At December 31, 2011, $205 million of the advances were putable advances with various putable dates and strike prices. During 2011, the Bank added $135.9 million of additional FHLB advances through the merger with Center, and repaid $141.0 million during the same period. Of $141.0 million, $70 million in higher-rate advances was early retired, which resulted in a prepayment expense of $6.4 million during the month of December 2011. The new advances have a weighted average cost of 0.50% with average remaining maturities of 1.3 years. The cost of FHLB borrowings as of December 31, 2011 ranged between 0.23% and 4.52%. At December 31, 2011, the Company had a remaining borrowing capacity of $930.2 million.

At December 31, 2011, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousand)
Due within one year	$211,146	$276,146
Due after one year through five years	109,000	64,000
Due after five years through ten years	20,000	0

	$340,146	$340,146

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2011, the principal balance of the qualifying loans were $494.2 million and the collateral value of investment securities were $50.5 million, and no borrowing were outstanding against this line.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured borrowings of $11.8 million at December 31, 2010 represents the sold portion of SBA loans with 90 days recourse clause. Recognition of these sales is required to be deferred until the end of the 90 day recourse period. As the SBA amended their agreements in February 2011, all loans submitted for secondary market sales on or after February 15, 2011 are treated as sales and they are not recorded as secured borrowings.

8. SUBORDINATED DEBENTURES

At December 31, 2011, five wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and debentures at December 31, 2011:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at 12/31/11	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	3.70%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.25%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.51%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.20%	6/15/2037
Center Capital Trust I	12/29/2003	18,000	12,834	Variable		3.25%	1/7/2034

TOTAL ISSUANCE		$56,000	$52,102

The Company’s investment in the common trust securities of the issuer trusts of $2.0 million and $1.5 million at December 31, 2011 and 2010, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $56 million of debt issued by the trusts qualify as Tier 1 capital, along with the $119.4 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2011, all of the $56 million of the trusts’ debt qualified as Tier 1 capital along with the $119.4 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2011, under the Dodd-Frank Act, it will be able to continue to include its existing trust preferred debt in Tier 1 capital.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board of Governors of the Federal Reserve System, which is BBCN Bancorp’s federal banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2011, the Company is required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. The Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders’ equity less certain intangibles, including core deposit intangibles, net of any related deferred income tax liability. The existing regulations in effect limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. The adoption of this modification is not expected to have a material impact on the inclusion of our trust preferred securities for purposes of Tier 1 capital.

9. INCOME TAXES

A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2011
Federal	$4,154	$7,614	$11,768
State	2,810	1,082	3,892

	$6,964	$8,696	$15,660

2010
Federal	$(463)	$(4,906)	$(5,369)
State	473	(3,004)	(2,531)

	$10	$(7,910)	$(7,900)

2009
Federal	$469	$(4,497)	$(4,028)
State	(296)	(1,875)	(2,171)

	$173	$(6,372)	$(6,199)

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2011	2010	2009
Statutory tax rate (benefit)	35%	(35)%	(35)%
State taxes (benefit)-net of federal tax effect	6	(11)	(12)
CRA investment tax credit	(3)	(4)	(4)
Other	(1)	(2)	(1)

	37%	(52)%	(52)%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities at December 31, 2011 and 2010 are comprised of the following:

	2011	2010
	(In thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$46,957	$0
Statutory bad debt deduction less than financial statement provision	28,881	29,160
Net operating loss carryforward	6,901	6,600
Capital loss carryforward	53	0
Investment security provision	1,657	802
Lease expense	1,653	1,510
State tax deductions	799	1
Accrued compensation	106	469
Deferred compensation	625	452
Mark to market on loans held for sale	2,158	801
Depreciation	1,180	540
Nonaccrual loan interest	53	645
Other real estate owned	475	205
Tax credits	0	1,191
Other	2,072	733
Non-qualified stock option and restricted unit expense	1,486	1,549
Goodwill	1,126	0
Amortization of intangibles	0	324

	$96,182	$44,982

Deferred tax liabilities:
FHLB stock dividends	$(1,428)	$(490)
Deferred loan costs	(1,439)	(1,018)
State taxes deferred and other	(8,409)	(3,692)
Prepaid expenses	(955)	(1,013)
FDIC loss share receivable	(3,081)	0
Amortization of intangibles	(953)	0
Unrealized gain on securities available for sale	(7,210)	(1,628)
Unrealized gain on interest rate swaps	(17)	(35)
Unrealized gain on interest only strips	(33)	(34)

	(23,525)	(7,910)

Valuation allowance on capital loss carryforward	(53)	0

Net deferred tax assets:	$72,604	$37,072

At December 31, 2011, the Company had capital loss carryforwards of approximately $53 thousand. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined that it is not more likely than not that the Company would generate future capital gains to offset the capital loss carryforwards, and accordingly, the Company has recorded a valuation allowance against the capital loss carryforwards of $53 thousand. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

BBCN BANCORP, INC. AND SUBSIDIARIES

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that except for the valuation allowance against the capital loss carryforwards of $53 thousand, a valuation allowance for deferred tax assets was not required as of December 31, 2011.

A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation
	(In thousands)
2011
Nara Ownership Change	$0	N/A	$0	$124	2016	$83
Korea First Bank of New York	3,973	2019	497	0	N/A	0
Asiana	1,146	2015	348	723	2014	348
Nara Bank Net Operating Loss	0	N/A	N/A	12,539	2031	12,539
Center Bank Net Operating Loss	0	N/A	N/A	37,394	2031	13,356

Total	$5,119		$845	$50,780		$26,326

2010
Nara Ownership Change	$0	N/A	$0	$124	2015	$83
Korea First Bank of New York	4,967	2019	497	0	N/A	0
Asiana	1,841	2015	348	723	2013	348
Nara Bank Net Operating Loss	8,323	2025	N/A	11,735	2030	N/A

Total	$15,131		$845	$12,582		$431

For the 2010 and 2011 tax years, the state of California suspended the utilization of Net Operating Losses (“NOLs”). Suspended NOLs for 2010 and 2011 will be allowed additional carryover periods of two years and one year, respectively.

The Company and our subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under examination by New York City for the 2007, 2008, and 2009 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)
Balance at January 1,	$276	$215
Additions based on tax positions related to the current year	101	52
Additions based on tax positions related to the prior year	192	9

Balance at December 31,	$569	$276

The total amount of unrecognized tax benefits was $569 thousand at December 31, 2011 and $276 thousand at December 31, 2010 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $420 thousand and $202 thousand at December 31, 2011 and 2010, respectively. The amount of unrecognized tax benefits increased due to the current year accrual of $101 thousand and additional accrual of $192 thousand for prior years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $77 thousand and $35 thousand for interest and penalties accrued at December 31, 2011 and 2010, respectively.

10. STOCK BASED INCENTIVE PLANS

The Company has a stock based incentive plan, the 2007 BBCN Bancorp Equity Incentive Plan (“2007 Plan”). The 2007 Plan, which was approved by our stockholders on May 31, 2007 as amended and restated on July 25, 2007 and again on December 1, 2011, provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the merger with Center Financial Corporation effective November 30, 2011, the former Center’s stock based incentive plan the Center Financial Corporation 2006 Stock Incentive Plan, adopted April 12, 2006, as amended and restated June 13, 2007 (“2006 Plan”) converted the outstanding share awards of 585,860 shares and 2,443,513 shares available for future grants at November 30, 2011 at an exchange ratio of 0.7805.

The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The options prices of all options granted under the 2006 Plan must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the non-employee directors vest at the rate of 33 1/3% per year. All options not exercised generally expire ten years after the date of grant.

The 2007 Plan initially reserved 1,300,000 shares for issuance. Including the 1,907,161 shares available for future grants under the 2006 Plan, 3,128,161 shares were available for future grants as of December 31, 2011.

The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

For the year ended December 31, 2011, 15,000 shares of performance unit awards were granted under the 2007 Plan. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2011, 2010 and 2009, 0, 0 and 40,000 options were granted, respectively. The fair value of each option granted for the year ended December 31, 2009 was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. Expected stock price volatility was based on the historical volatility of our stock. We use historical data to estimate the option exercise and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2011	2010	2009
Risk-free interest rate	0	0	2.3%
Expected option life (years)	0	0	6.2
Expected stock price volatility	0	0	51.2%
Dividend yield	0	0	3.4%
Weighted average fair value of options granted during the period	0	0	$0.44

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the Plan for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2011	493,250	$9.82
Granted	0	0
Converted upon the merger	445,761	20.81
Exercised	(109,000)	5.02
Forfeited/canceled	0	0

Outstanding—December 31, 2011	830,011	$16.35	6.37	$309,000

Options exercisable—December 31, 2011	782,297	$14.80	5.16	$243,000
Unvested options expected to vest after December 31, 2011	47,714	$19.78	9.92	$66,000

A summary of restricted unit activity under the Plan for the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding—January 1, 2011	36,200	$8.25
Granted	15,000	8.97
Converted upon the merger	11,480	9.27
Vested	(10,200)	11.18
Forfeited/canceled	0	0

Outstanding—December 31, 2011	52,480	$7.42	8.98

The total fair value of performance units vested for the years ended December 31, 2011, 2010 and 2009 was $96 thousand, $100 thousand and $586 thousand, respectively.

The amount charged against income, before income tax benefit of $16 thousand, $124 thousand and $562 thousand, in relation to the stock-based payment arrangements was $103 thousand, $376 thousand and $1.5 million for 2011, 2010 and 2009, respectively. At December 31, 2011, unrecognized compensation expense related to non-vested stock option grants and restricted units aggregated $263 thousand, and is expected to be recognized over a weighted average period of 2.54 years.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated annual stock-based compensation as of December 31, 2011 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(in thousands)
For the year ended December 31:
2012	$69
2013	68
2014	63
2015	42
2016	21

Total	$263

11. EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan—In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows key executives of the Company additional deferment of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. In May 2004, Center Bank approved Center Bank Executive Deferred Compensation Plan and BBCN has assumed and renamed the plan as the BBCN Bank Executive Deferred Compensation Plan. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2011 and 2010 amounted to $1.5 million and $1.1 million, respectively, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $54 thousand, $42 thousand and $58 thousand for 2011, 2010 and 2009, respectively.

In 2008, the Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only two NEO are currently participating in the LTIP. The Company accrued $70 thousand in 2011 and $0 in 2010 as the Company did not meet the required performance goals in 2010.

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

401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 75% of the next 2% of employee deferrals for an additional contribution of up to 1.5% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $591 thousand, $0 and $360 thousand for 2011, 2010 and 2009, respectively. Effective September 7, 2009, the

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company had amended the Plan to discontinue the safe harbor employer matching contributions. The employer matching contributions were reinstated effective January 1, 2011. Pursuant to the merger, the 401(k) plans of Nara Bank and Center Bank were merged and the matching was increased to 100% up to 3% of employee deferred and 75% of the next 2% of the employee deferral effective January 1, 2012.

Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased 11,638, 10,259 and 0 shares of its common stock for the ESOP in 2011, 2010 and 2009, respectively. The Company’s contribution and expense to the ESOP was approximately $100 thousand, $100 thousand and $0 for 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the ESOP held 152,358 and 162,773 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.

Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2011, 2010 and 2009, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 22,053, 5,843 and 18,289 shares, respectively. During 2011, 2010 and 2009, no shares were added to the ESOP plan from dividend reinvestments.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its premises under non-cancelable operating leases, and at December 31, 2011, the future minimum rental commitments under these leases are as follows:

(In thousands)
2012	$8,399
2013	7,639
2014	6,904
2015	6,219
2016	5,183
Thereafter	13,386

$47,730

Operating lease expense recorded under such leases in 2011, 2010 and 2009 amounted to approximately $8.6 million, $6.6 million and $6.3 million, respectively.

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2011, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2011 and 2010, the Company recorded an accrued liability of $400,000 and $0, for litigation settlements.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commitments at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(In thousands)
Commitments to extend credit	$458,096	$205,752
Standby letters of credit	29,028	9,777
Other commercial letters of credit	49,457	30,180

	$536,581	$245,709

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2011 and 2010.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Treasury	$300	$0	$300	$0
GSE collateralized mortgage obligations	227,836	0	227,836	0
GSE mortgage-backed securities	487,754	0	487,754	0
Corporate note	4,348	0	4,348	0
Municipal bonds	5,764	0	5,764	0
Mutual funds	14,918	14,918	0	0
Derivatives—Interest rate caps	9	0	9	0

There were no significant transfers between Level 1 and 2 during 2011.

		Fair Value Measurements Using
	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE bonds	$125,718	$0	$125,718	$0
GSE collateralized mortgage obligations	103,201	0	103,201	0
GSE mortgage-backed securities	284,834	0	284,834	0
Corporate note	3,708	0	3,708	0
Municipal bonds	5,258	0	5,258	0
Mutual funds	5,519	5,519	0	0
Derivatives—Interest rate caps	167	0	167	0

Fair value adjustments for interest rate caps resulted in a net expense of $157 thousand and $901 thousand for 2011 and 2010, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at Using
	At December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$15,456	$0	$0	$15,456
Commercial business	4,245	0	0	4,245
Loans held for sale, net	24,408	0	24,408	0
Other real estate owned*	6,505	0	0	6,505

*	The balance consists of real estate portfolio segment only.

		Fair Value Measurements at Using
	At December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$35,009	$0	$0	$35,009
Commercial business	6,611	0	0	6,611
Loans held for sale, net	3,225	0	3,225	0
Other real estate owned*	675	0	0	675

*	The balance consists of real estate portfolio segment only.

Impaired loans, which are measured for impairment using the fair value of the loan collateral, had a carrying amount of $30.4 million at December 31, 2011, after partial charge-offs of $7.3 million. In addition, these loans had a specific valuation allowance of $8.2 million at December 31, 2011. Of this $30.4 million, $28.0 million were carried at their fair value of $19.7 million as a result of the aforementioned charge-offs and specific valuation allowances. The remaining $2.4 million were carried at cost at December 31, 2011, as the fair value of the collateral on these loans exceeded the book value for each individual credit. The Company also has impaired loans totaling $51.7 million at December 31, 2011 which are measured based on the present value of expected cash flows and are not included in the above table as this is not a measurement of fair value. Of these, $45.8 million were carried below cost as a result of charge-offs or assigned specific reserves of $9.9 million at December 31, 2011. The remaining $5.9 million of impaired loans measured based on the present value of expected cash flows are carried at cost. Charge-offs and changes in specific valuation allowances during 2011 on impaired loans carried at the fair value of loan collateral at December 31, 2011 resulted in additional provision for loan losses of $19.6 million.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other real estate owned carried at its fair value had a carrying amount of $6.5 million at December 31, 2011, which is made up of an outstanding balance of $7.5 million, with a valuation allowance of $1.0 million. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2011 resulted in a write-down of $3.2 million during 2011.

Other real estate owned carried at its fair value had a carrying amount of $675 thousand at December 31, 2010, which is made up of an outstanding balance of $1.1 million, with a valuation allowance of $439 thousand. Changes in the valuation allowance on other real estate owned outstanding at December 31, 2010 resulted in a write-down of $2.2 million during 2010.

Loans held for sale, which were carried at their fair value, approximated $24.4 million, after partial charge-offs of $3.0 million and a valuation allowance of $0. Total charge-offs on loans held for sale were $16.1 million during 2011.

Loans held for sale, which were carried at their fair value, approximated $3.2 million, after partial charge-offs of $1.3 million and a valuation allowance of $100 thousand. Total charge-offs on loans held for sale were $33.8 million during 2010.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at years ended December 31 were as follows:,

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$300,110	$300,110
Term federal funds sold	40,000	40,000
Loans held for sale	18,000	19,374
Loans receivable—net	3,657,173	3,909,721
Federal Home Loan Bank stock	27,373	N/A
Accrued interest receivable	13,439	13,439
Customers’ liabilities on acceptances	10,515	10,515
FDIC loss share receivable	10,819	10,819

Financial Liabilities:
Noninterest-bearing deposits	$(984,350)	$(984,350)
Saving and other interest bearing demand deposits	(1,435,441)	(1,435,441)
Time deposits	(1,521,101)	(1,532,152)
Borrowings from Federal Home Loan Bank	(344,402)	(349,311)
Subordinated debentures	(52,102)	(53,757)
Accrued interest payable	(6,519)	(6,519)
Bank’s liabilities on acceptances outstanding	(10,515)	(10,515)

	December 31, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$172,331	$172,331
Loans held for sale	23,702	25,364
Loans receivable—net	2,043,806	2,076,384
Federal Reserve Bank stock	6,367	N/A
Federal Home Loan Bank stock	17,717	N/A
Accrued interest receivable	8,648	8,648
Customers’ liabilities on acceptances	11,528	11,528

Financial Liabilities:
Noninterest-bearing deposits	$(388,731)	$(388,731)
Saving and other interest bearing demand deposits	(814,848)	(814,848)
Time deposits	(972,535)	(977,762)
Borrowings from Federal Home Loan Bank	(350,000)	(365,167)
Subordinated debentures	(39,268)	(39,649)
Secured borrowing	(11,758)	(11,758)
Accrued interest payable	(4,830)	(4,830)
Bank’s liabilities on acceptances outstanding	(11,528)	(11,528)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methods and assumptions used to estimate fair value are described as follows.

The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s and Bank’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of loans held for sale is based on market quotes. The fair value of the FDIC loss share receivable is based on the discounted value of expected future cash flows under the loss sharing agreement with the FDIC. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or Federal Home Loan Bank stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011 and 2010, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

Upon the merger with Center Financial, we issued 55,000 shares of a new series of our preferred stock having substantially the same rights, preferences, privileges and voting powers as our Series A Preferred Stock in exchange for the shares of similar preferred issued by Center Financial under the Treasury Department’s TARP

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital Purchase Program. The new series of preferred stock is designated as our Fixed Rate Cumulative Perpetual Preferred Stock, Series B. The ten-year warrant to purchase Center Financial common stock that was in connection with Center Financial’s sale of its Series A Preferred Stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.

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

In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant is ten years. On December 3, 2009, US Treasury approved the Company’s request for an adjustment to the Company’s warrant share position due to a qualified equity offering in November 2009, which is discussed below. The adjusted number of warrant is 521,266, or 50% of original issuance of 1,042,531. Upon the merger with Center Financial, the ten-year warrant to purchase Center Financial common stock in connection with Center Financial’s sale of its Series A Preferred Stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock. Based on the merger exchange ratio of 0.7805, the warrant entitled the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.

On October 31, 2011, we raised additional capital of $59.9 million, net proceeds after underwriting fees and offering expenses, through a public offering of 8.7 million shares of our common stock at a price of $7.25 per share.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below (It should be noted that the following capital ratios are higher than those estimated in the previously released earnings press release. The change was the result of further analysis of the purchase accounting adjustments used to determine the amount of deferred tax asset that could be included as capital):

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total capital
(to risk-weighted assets):
Company	$784,054	19.4%	$323,144	8.0%	N/A	N/A
Bank	$721,551	17.9%	$322,891	8.0%	$403,613	10.0%
Tier I capital
(to risk-weighted assets):
Company	$733,319	18.2%	$161,572	4.0%	N/A	N/A
Bank	$670,855	16.6%	$161,445	4.0%	$242,168	6.0%
Tier I capital (to average assets):
Company	$733,319	19.8%	$148,044	4.0%	N/A	N/A
Bank	$670,855	18.1%	$148,038	4.0%	$185,048	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

EPS information is as follows for the years ended December 31:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except share and per share data)
2011
Net Income as reported	$27,115
Less: preferred stock dividends and accretion of preferred stock discount	(4,568)

Basic EPS—common stock	$22,547	42,187,110	$0.53

Effect of dilutive securities:
Stock options	0	23,490

Diluted EPS—common stock	$22,547	42,210,600	$0.53

2010
Net loss as reported	$(7,239)
Less: preferred stock dividends and accretion of preferred stock discount	(4,291)

Basic EPS—common stock	$(11,530)	37,919,340	$(0.30)

Effect of dilutive securities:
Stock options	0	0

Diluted EPS—common stock	$(11,530)	37,919,340	$(0.30)

2009
Net loss as reported	$(5,723)
Less: preferred stock dividends and accretion of preferred stock discount	(4,276)

Basic EPS—common stock	$(9,999)	28,359,496	$(0.35)

Effect of dilutive securities:
Stock options	0	0

Diluted EPS—common stock	$(9,999)	28,359,496	$(0.35)

Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2011, 2010 and 2009, stock options and restricted shares awards for approximately 414,000, 533,000 and 1,092,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 858,746, 521,266 and 521,266 shares of common stock were also antidilutive for years ended December 31, 2011, 2010 and 2009, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) components and related tax effects were as follows:

	2011	2010	2009
	(In thousands)
Net income (loss)	$27,115	$(7,239)	$(5,723)
Unrealized holding gains on securities available-for sale and interest only strips	12,337	5,773	11,401
Reclassification adjustments for gains realized in income	(1,289)	(6,396)	(4,427)

Net unrealized gain (loss)	11,048	(623)	6,974
Tax expense (benefit)	4,666	(269)	2,771

Net of tax amount	$6,382	$(354)	$4,203
Change in fair value of the effective portion of derivatives used for cash flow hedges	$0	$0	$0
Reclassification adjustment for gains realized for the ineffective portion of swaps and caps and discontinued hedge positions	(44)	(44)	(140)
Reclassification adjustments for losses realized in income for swaps and caps	0	0	0

Net unrealized loss	(44)	(44)	(140)
Tax benefit	(18)	(18)	(56)

Net of tax amount	$(26)	$(26)	$(84)

Total other comprehensive income (loss)	$6,356	$(380)	$4,119

Comprehensive income (loss)	$33,471	$(7,619)	$(1,604)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at 12/31/2010	Current Period Change	Balance at 12/31/2011
	(In thousands)
Unrealized gains (losses) on securities available for sale	$2,496	$6,382	$8,878
Unrealized gains (losses) on interest only strips	48	5	53
Unrealized gains (losses) on interest rate swaps	53	(26)	27

Total	$2,597	$6,361	$8,958

17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

As part of our asset and liability management strategy, the Company may enter into derivative financial instruments, such as interest rate swaps, caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.

During the third quarter of 2009, the Company entered into two two-year interest rate cap agreements with an aggregate notional amount of $50 million. Under these cap agreements, the Company receives quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate (“3 Mo. LIBOR”) exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into these two interest rate cap agreements was $359 thousand. During the third quarter of 2011, these two two-year interest rate cap agreements with an aggregate notional amount of $50 million have matured.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2010, the Company entered into a three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, the Company receives quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand.

These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of the Company’s financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2011, the aggregate fair value of the outstanding interest rate caps was $9 thousand and we recognized mark-to-market losses on valuation of $157 thousand in 2011. As of December 31, 2011, we did not have any outstanding interest rate swap agreements at December 31, 2011.

At December 31, 2011, summary information about these interest-rate caps is as follows:

Notional amounts	$50.0 million
Weighted average pay rates	N/A
Weighted average receive rates	N/A
Weighted average maturity	1.16 years
Fair value of combined interest rate caps	$9 thousand

The effect of derivative instruments on the Consolidated Statement of Income for 2011 and 2010 are as follows:

		2011	2010
		(In thousands)
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
	(In thousand)
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(157)	$(901)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2011
Interest income	$37,194	$37,294	$38,927	$48,480
Interest expense	8,311	7,963	7,874	7,929

Net interest income before provision for loan losses	28,883	29,331	31,053	40,551
Provision for loan losses	5,262	10,047	3,483	9,147

Net interest income after provision for loan losses	23,621	19,284	27,570	31,404
Non-interest income	4,510	7,684	4,258	6,678
Non-interest expense	16,695	16,886	16,817	31,836

Income before income tax provision	11,436	10,082	15,011	6,246
Income tax provision	4,690	3,764	5,196	2,010

Net income	$6,746	$6,318	$9,815	$4,236

Dividends and discount accretion on preferred stock	$(1,075)	$(1,075)	$(1,077)	$(1,341)

Net income available to common stockholders	$5,671	$5,243	$8,738	$2,895

Basic earnings per common share	$0.15	$0.14	$0.23	$0.05
Diluted earnings per common share	$0.15	$0.14	$0.23	$0.05

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2010
Interest income	$38,661	$36,593	$37,130	$38,052
Interest expense	13,418	9,785	9,520	9,329

Net interest income before provision for loan losses	25,243	26,808	27,610	28,723
Provision for loan losses	25,407	42,323	11,100	5,800

Net interest income after provision for loan losses	(164)	(15,515)	16,510	22,923
Non-interest income	9,384	3,460	7,339	4,298
Non-interest expense	14,184	15,967	15,693	17,530

Income (loss) before income tax provision	(4,964)	(28,022)	8,156	9,691
Income tax provision (benefit)	(2,432)	(12,145)	3,056	3,621

Net income (loss)	$(2,532)	$(15,877)	$5,100	$6,070

Dividends and discount accretion on preferred stock	$(1,071)	$(1,073)	$(1,073)	$(1,074)

Net income (loss) available to common stockholders	$(3,603)	$(16,950)	$4,027	$4,996

Basic earnings (loss) per common share	$(0.10)	$(0.45)	$0.11	$0.13
Diluted earnings (loss) per common share	$(0.10)	$(0.45)	$0.11	$0.13

The net loss in the second quarter was primarily due to the higher provision for loan losses related $63.3 million of problem assets being marketed for sale to improve the asset quality.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, BBCN Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
	(In thousands)
ASSETS:
Cash and cash equivalents	$66,491	$11,750
Other assets	5,553	4,197
Investment in bank subsidiary	778,234	382,976

TOTAL ASSETS	$850,278	$398,923

LIABILITIES:
Other borrowings	$52,102	$39,268
Accounts payable and other liabilities	2,236	1,092

Total liabilities	54,338	40,360
STOCKHOLDERS’ EQUITY	795,940	358,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$850,278	$398,923

STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income	$0	$13	$50
Interest expense	1,906	1,851	2,022
Dividends from bank subsidiary	0	0	1,200
Other operating expense	5,024	2,263	1,530
Equity in undistributed earnings (losses) of bank subsidiary	31,508	(5,574)	(5,242)

Income (loss) before income tax benefit	24,578	(9,675)	(7,544)
Income tax benefit	(2,537)	(2,436)	(1,821)

Net income (loss)	$27,115	$(7,239)	$(5,723)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,115	$(7,239)	$(5,723)
Adjustments to reconcile net income to net cash from operating activities:
Amortization	20	20	21
Stock-based compensation expense	8	52	479
Change in other assets	(1,276)	(730)	2,758
Change in accounts payable and other liabilities	(238)	479	(89)
Equity in undistributed loss (earnings) of bank subsidiary	(31,508)	5,574	5,242

Net cash from operating activities	(5,879)	(1,844)	2,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	3,438	0	0
Investment in bank subsidiary	0	0	(65,600)

Net cash from investing activities	3,438	0	(65,600)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional common stock	59,869	0	81,972
Issuance of additional stock pursuant to various stock plans	524	1,150	0
Tax effect on issuance of shares from stock plan	139	35	(463)
Payments of cash dividends	(3,350)	(3,351)	(4,015)

Net cash from financing activities	57,182	(2,166)	77,494

NET CHANGE IN CASH AND CASH EQUIVALENTS	54,741	(4,010)	14,582
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,750	15,760	1,178

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,491	$11,750	$15,760