Form 10-Q
period 2012-03-31
BBCN BANCORP INC
filed 2012-05-10
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of March 31, 2012, there were 77,996,391 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information

Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS	(Unaudited)
	March 31, 2012	December 31, 2011
	(Dollars in thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$79,439	$81,785
Interest-bearing deposit at Federal Reserve Bank	284,970	217,800
Federal funds sold	1,270	525

Total cash and cash equivalents	365,679	300,110
Term federal funds sold, original maturities more than 90 days	20,000	40,000
Securities available for sale, at fair value	697,808	740,920
Loans held for sale, at the lower of cost or fair value	50,620	42,407
Loans receivable, net of allowance for loan losses (March 31, 2012 - $62,309; December 31, 2011 - $61,952)	3,674,890	3,676,874
Other real estate owned, net	5,641	7,624
Federal Home Loan Bank (FHLB) stock, at cost	26,064	27,373
Premises and equipment, net of accumulated depreciation and amortization (March 31, 2012 - $20,309; December 31, 2011 - $19,018)	20,353	20,913
Accrued interest receivable	12,253	13,439
Deferred tax assets, net	66,590	72,604
Customers’ liabilities on acceptances	12,187	10,515
Bank owned life insurance	42,819	42,514
Investments in affordable housing partnerships	14,854	15,367
Goodwill	89,882	90,473
Other intangible assets, net	3,938	4,276
Prepaid FDIC insurance	8,760	9,720
FDIC loss share receivable	11,095	10,819
Other assets	45,882	40,656

Total assets	$5,169,315	$5,166,604

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
	March 31, 2012	December 31, 2011
	(Dollars in thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$1,011,466	$984,350
Interest bearing:
Money market and NOW accounts	1,240,295	1,237,378
Savings deposits	193,458	198,063
Time deposits of $100,000 or more	787,774	759,923
Other time deposits	687,471	761,178
Total deposits	3,920,464	3,940,892
Federal Home Loan Bank borrowings	332,109	344,402
Subordinated debentures	52,137	52,102
Accrued interest payable	6,485	6,519
Acceptances outstanding	12,187	10,515
Other liabilities	27,767	16,235
Total liabilities	4,351,149	4,370,665
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—authorized 10,000,000 undesignated shares; issued and outstanding 122,000 shares as of March 31, 2012 and December 31, 2011
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 67,000 shares at March 31, 2012 and December 31, 2011, net, with a liquidation preference of $67,428,000 at March 31, 2012 and December 31, 2011	65,399	65,158
Series B, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 55,000 shares at March 31, 2012 and December 31, 2011, net, with a liquidation preference of $55,229,000 at March 31, 2012 and December 31, 2011	54,295	54,192
Common stock, $0.001 par value; authorized, 150,000,000 shares at March 31, 2012 and December 31, 2011; issued and outstanding, 77,996,391 and 77,984,252 shares at March 31, 2012 and December 31, 2011, respectively	78	78
Capital surplus	525,123	524,644
Retained earnings	164,974	142,909
Accumulated other comprehensive income, net	8,297	8,958

Total stockholders’ equity	818,166	795,939

Total liabilities and stockholders’ equity	$5,169,315	$5,166,604

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$63,419	$33,085
Interest on securities	4,909	3,930
Interest on federal funds sold and other investments	227	179

Total interest income	68,555	37,194

INTEREST EXPENSE:
Interest on deposits	5,403	5,131
Interest on FHLB advances	1,626	2,572
Interest on other borrowings	667	608

Total interest expense	7,696	8,311

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	60,859	28,883
PROVISION FOR LOAN LOSSES	2,600	5,262

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	58,259	23,621

NON-INTEREST INCOME:
Service fees on deposit accounts	3,160	1,497
International service fees	1,224	570
Loan servicing fees, net	1,337	463
Wire transfer fees	741	322
Other income and fees	1,340	507
Net gains on sales of SBA loans	2,963	1,160
Net gains on sales and calls of securities available for sale	816	0
Net valuation gains (losses) on interest rate swaps and caps	3	(11)
Net gains on sales of OREO	61	2

Total non-interest income	11,645	4,510

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,079	7,154
Occupancy	3,646	2,437
Furniture and equipment	1,218	935
Advertising and marketing	1,458	579
Data processing and communications	1,611	983
Professional fees	613	709
FDIC assessments	1,037	1,289
Credit related expenses	2,180	744
Merger and integration expense	1,773	511
Other	2,820	1,354

Total non-interest expense	30,435	16,695

INCOME BEFORE INCOME TAX PROVISION	39,469	11,436
INCOME TAX PROVISION	15,535	4,690

NET INCOME	$23,934	$6,746

DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(1,869)	$(1,075)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,065	$5,671

EARNINGS PER COMMON SHARE
Basic	$0.28	$0.15
Diluted	$0.28	$0.15

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$23,934	$6,746
Other comprehensive income (loss):
Unrealized loss on securities available for sale and interest only strips	(312)	(257)
Reclassification adjustments for gains realized in income	(816)	0
Tax expense (benefit)	(474)	(95)

Change in unrealized loss on securities available for sale and interest only strips	(654)	(162)
Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	(11)	(11)
Tax expense (benefit)	(4)	(4)
Change in unrealized gain on interest-rate caps	(7)	(7)

Total other comprehensive loss	(661)	(169)

Total comprehensive income	$23,273	$6,577

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

		Common Stock
	Preferred Stock	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss), net
	(In thousands, except share data)
BALANCE, JANUARY 1, 2011	$64,203	37,983,027	$38	$171,364	$120,361	$2,597
Issuance of additional shares pursuant to various stock plans		10,300		6
Tax effects of stock plans
Stock-based compensation				27
Preferred stock cash dividends accrued (5%)					(837)
Accretion of preferred stock discount	238				(238)
Comprehensive income:
Net income					6,746
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						(164)
Change in unrealized gain on interest-only strips, net of tax						2
Change in unrealized gain (loss) on interest-rate caps, net of tax						(7)

BALANCE, MARCH 31, 2011	$64,441	37,993,327	$38	$171,397	$126,032	$2,428

BALANCE, JANUARY 1, 2012	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Issuance of additional shares pursuant to various stock plans		12,139		81
Tax effects of stock plans
Stock-based compensation				398
Preferred stock cash dividends accrued (5%)					(1,525)
Accretion of preferred stock discount	344				(344)
Comprehensive income:
Net income					23,934
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						(656)
Change in unrealized gain on interest-only strips, net of tax						2
Change in unrealized gain (loss) on interest-rate caps, net of tax						(7)

BALANCE, MARCH 31, 2012	$119,694	77,996,391	$78	$525,123	$164,974	$8,297

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,934	$6,746
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	2,023	2,293
Stock-based compensation expense	398	27
Provision for loan losses	2,600	5,262
Valuation adjustment of loans held for sale	668	0
Valuation adjustment of OREO	390	27
Proceeds from sales of loans	37,904	11,695
Originations of loans held for sale	(43,822)	(20,326)
Deferred gain on transfer of assets	0	(1,474)
Net gains on sales of SBA and other loans	(2,963)	(1,160)
Net change in bank owned life insurance	(305)	(184)
Net gains on sales and calls of securities available for sale	(816)	0
Net gains on sales of OREO	(61)	(2)
Net valuation losses on interest rate swaps and caps	(3)	11
Change in accrued interest receivable	1,186	(83)
Change in deferred income taxes	6,058	2,391
Change in prepaid FDIC insurance	960	1,181
Change in investments in affordable housing partnership	513	0
Change in FDIC loss share receivable	(27)	0
Change in other assets	(5,227)	628
Change in accrued interest payable	(34)	(97)
Change in other liabilities	12,197	2,774

Net cash provided by operating activities	35,573	9,709

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(1,028)	(14,680)
Proceeds from sales of securities available for sale	1,883	0
Proceeds from sales of OREO	2,066	422
Proceeds from matured term federal funds	40,000	0
Proceeds from sales of equipment	3	0
Purchase of premises and equipment	(752)	(397)
Purchase of securities available for sale	0	(19,808)
Redemption of Federal Home Loan Bank Stock	1,309	702
Purchase of term federal funds	(20,000)	0
Proceeds from matured, called, or paiddown securities available for sale	39,334	34,359

Net cash provided by (used in) investing activities	62,815	598

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(20,428)	(16)
Net change in secured borrowings	0	3,550
Payment of cash dividends on Preferred Stock	(1,410)	(837)
Proceeds from FHLB borrowings	0	0
Repayment of FHLB borrowings	(11,062)	(50,000)
Issuance of additional stock pursuant to various stock plans	81	6
Tax effects on issuance of shares from stock plan	0	0

Net cash used in financing activities	(32,819)	(47,297)

NET CHANGE IN CASH AND CASH EQUIVALENTS	65,569	(36,990)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300,110	172,331

CASH AND CASH EQUIVALENTS, END OF PERIOD	$365,679	$135,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,730	$8,408
Income taxes paid (refunds received)	$(4,250)	$45
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to other real estate owned	$412	$1,574
Transfer from loan receivables to loans held for sale	$0	$2,496
Non-cash goodwill adjustment, net	$591	$0

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN Bancorp, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BBCN Bancorp, Inc.

BBCN Bancorp, Inc. (“BBCN Bancorp”, on a parent-only basis, and “Company,” “we” or “our” on a consolidated basis), formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank (“BBCN Bank” or “the Bank”), formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, we merged with Center Financial Corporation (“Center Financial” or “Center”) in a merger of equals transaction. Concurrently with the merger, Nara Bancorp, Inc. (“Nara”) changed its name to “BBCN Bancorp, Inc.” At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to “BBCN Bank.” The Bank has branches in California, the New York metropolitan area, New Jersey, Washington and Chicago as well as loan production offices located in Dallas, Seattle and Denver.

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

The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation.

We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at March 31, 2012 and the results of our operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

Adoption of New Accounting Standards:

ASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)”—This ASU provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. We adopted ASU 2011-04 on its guidance and disclosures in the consolidated financial statements effective first quarter 2012.

FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)”— This ASU is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. However, based on an amendment, FASB ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” issued in December 2011, companies are not required to present separate line items on the income statement for reclassifications adjustments of items out of accumulated other comprehensive income into net income as would have been required under the initial standard. Companies are required to present reclassification adjustments within other comprehensive income or in the notes to the financial statements. We adopted ASU 2011-05 and presented the components of net income, the components of other comprehensive income, and total comprehensive income in two consecutive statements effective first quarter 2012.

FASB ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350); Testing Goodwill for Impairment”—This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that is is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. The ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. We adopted ASU 2011-08 effective first quarter 2012.

3.	Center Merger

On November 30, 2011, the merger of Center and Nara was completed. Pursuant to the merger agreement, holders of Center common stock received 0.7805 of a share of common stock of BBCN for each share of Center common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares, resulting in our issuance of approximately 31.2 million shares of Company common stock, with a merger date fair value of $292 million. Outstanding Center stock options and restricted stock awards were converted into stock options with respect to shares of BBCN common stock or shares of BBCN common stock, respectively, with appropriate adjustments to reflect the exchange ratio.

The merger was accounted for by BBCN using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the assets and liabilities of Center were recorded at their respective fair values and represent management’s estimates based on available information. Through the merger with Center, we acquired Center Bank’s 21 full-service branch offices as well as two Loan Production Offices, $326 million in cash, loans with a fair value of $1.4 billion, and core deposit intangibles of $4 million, as well as deposits with a fair value of $1.8 billion, and borrowings with a fair value of $149 million. Goodwill of approximately $88 million was initially recorded in conjunction with the transaction. The goodwill arising from the merger is intangible future benefit to the Company of acquiring Center Financial, thereby creating a platform for future operations, strengthening our presence in the primary existing markets in Southern California, expanding our national presence through the addition of Center’s offices in Chicago, Seattle and Northern California. The results of Center’s operations are included in our Consolidated Statements of Income from the date of merger.

The change in goodwill during the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
	(In Thousands)
Beginning of period	$90,473	$2,509
Adjustment	(591)	0
Impairment	0	0

End of period	$89,882	$2,509

The goodwill arising from the Center merger was reduced by a net $591 thousand to $87.4 million due to adjustments of certain acquisition date fair value asset and liability estimates during first quarter 2012. There are a number of estimates made in the acquisition accounting as of the acquisition date that may be subject to revisions during the subsequent one-year measurement period. Due to the immateriality of the revision amount, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustments in first quarter 2012. Goodwill is not amortized for book purposes and is not deductible for tax purposes.

Direct costs related to the Center merger were expensed as incurred. During the three months ended March 31, 2012, we incurred $1.8 million in merger and integration expenses, including $0.6 million in salaries and benefits, $1.0 million in professional fees and other non-interest expenses of $0.1 million. During the three months ended March 31, 2011, we incurred $511 thousand in merger and integration expenses.

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

ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recorded over the vesting period.

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

From both 2006 and 2007 plans, 2,637,000 shares were available for future grants as of March 31, 2012.

The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	830,011	$16.35
Granted	0	0
Exercised	(12,139)	7.07
Forfeited	0	0

Outstanding - March 31, 2012	817,872	$16.49	6.07	$707,000

Options exercisable - March 31, 2012	787,588	$16.33	5.93	$707,000
Unvested options expected to vest after March 31, 2012	30,284	$20.73	9.67	$0

The following is a summary of restricted and performance unit activity under the Plan for the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2012	52,480	$7.42
Granted	490,710	10.42
Vested	0	0
Forfeited	0	0

Outstanding - March 31, 2012	543,190	$10.20	9.76

The total fair value of performance units vested for the three months ending March 31, 2012 and 2011 was $0 and $79 thousand, respectively.

The amount charged against income, before income tax benefit of $169 thousand and $11 thousand, in relation to the stock-based payment arrangements, was $398 thousand and $27 thousand for the three months ending March 31, 2012 and 2011, respectively. At March 31, 2012, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $5.0 million, and is expected to be recognized over a remaining weighted average vesting period of 1.7 years.

The estimated annual stock-based compensation expense as of March 31, 2012 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2012	$2,235
For the year ended December 31:
2013	1,404
2014	651
2015	630
2016	86

Total	$5,006

5.	Earnings Per Share (“EPS”)

Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2012 and 2011, stock options and restricted shares awards for approximately 564,000 shares and 150,000 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 337,480 shares and 521,266 shares of common stock (related to the TARP Capital Purchase Plan) were also antidilutive and excluded for the three months ended March 31, 2012 and 2011, respectively.

The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012			2011
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income as reported	$23,934			$6,746
Less: preferred stock dividends and accretion of preferred stock discount	(1,869)			(1,075)

Basic EPS - common stock	$22,065	77,987,342	$0.28	$5,671	37,987,345	$0.15

Effect of Dilutive Securities:
Stock Options and Performance Units		73,323			105,622
Common stock warrants		41,153			5,881

Diluted EPS - common stock	$22,065	78,101,818	$0.28	$5,671	38,098,848	$0.15

6.	Securities Available for Sale

The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$300	$0	$0	$300
GSE collateralized mortgage obligations*	206,679	4,717	0	211,396
GSE mortgage-backed securities*	453,091	9,537	(130)	462,498
Trust preferred security	4,491	0	(793)	3,698
Municipal bonds	4,507	511	0	5,018

Total debt securities	669,068	14,765	(923)	682,910
Mutual funds - GSE mortgage related securities	14,709	217	(28)	14,898

	$683,777	$14,982	$(951)	$697,808

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$300	$0	$0	$300
GSE collateralized mortgage obligations*	222,400	5,480	(44)	227,836
GSE mortgage-backed securities*	477,555	10,322	(123)	487,754
Trust preferred securities	5,532	0	(1,184)	4,348
Municipal bonds	5,257	507	0	5,764

Total debt securities	711,044	16,309	(1,351)	726,002
Mutual funds - GSE mortgage related securities	14,710	227	(19)	14,918

	$725,754	$16,536	$(1,370)	$740,920

*	As of March 31, 2012 and December 31, 2011, Government Sponsored Enterprises (GSE) included GNMA, FHLB, FNMA, FHLMC, and FFCB, and are all residential based investments.

As of March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended March 31,
	2012	2011
	(In thousands)
Proceeds	$1,883	$0
Gross gains	816	0
Gross losses	0	0

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$300	$300
Due after one year through five years	340	359
Due after five years through ten years	2,480	2,770
Due after ten years	6,178	5,587
GSE collaterized mortgage obligations	206,679	211,396
GSE mortgage-backed securities	453,091	462,498
Mutual funds - GSE mortgage related securities	14,709	14,898

	$683,777	$697,808

Securities with carrying values of approximately $398.1 million and $425.5 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

At March 31, 2012	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	0	$0	$0	0	$0	$0	0	$0	$0
GSE mortgage-backed securities	6	28,148	(129)	0	0	0	6	28,148	(129)
Trust preferred security	0	0	0	1	3,698	(793)	1	3,698	(793)
Mutual funds - GSE mortgage related securities	1	5,219	(28)	0	0	0	1	5,219	(28)

	7	$33,367	$(157)	1	$3,698	$(793)	8	$37,065	$(950)

At December 31, 2011	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	2	$3,305	$(28)	1	$14,007	$(16)	3	$17,312	$(44)
GSE mortgage-backed securities	5	38,082	(123)	0	0	0	5	38,082	(123)
Trust preferred securities	0	0	0	1	3,303	(1,184)	1	3,303	(1,184)
Mutual funds - GSE mortgage related securities	1	5,229	(19)	0	0	0	1	5,229	(19)

	8	$46,616	$(170)	2	$17,310	$(1,200)	10	$63,926	$(1,370)

We evaluate securities for other-than-temporary-impairment, (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value of the securities has been less than our cost for the securities, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

The trust preferred security at March 31, 2012 has an amortized cost of $4.5 million and an unrealized loss of $793 thousand. The trust preferred security is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at March 31, 2012 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the trust preferred security has been paid as agreed and management believes this will continue in the future and the trust preferred security will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the trust preferred security at March 31, 2012.

We consider the losses on our investments in an unrealized loss position at March 31, 2012 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses

The following is a summary of loans receivable by major category:

	March 31, 2012	December 31, 2011
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$1,995	$2,043
Commercial & industrial	2,626,530	2,631,880
Construction	48,064	44,756

Total real estate loans	2,676,589	2,678,679
Commercial business	846,307	849,576
Trade finance	152,704	146,684
Consumer and other	64,095	66,631

Total loans outstanding	3,739,695	3,741,570
Less: deferred loan fees	(2,496)	(2,744)

Gross loans receivable	3,737,199	3,738,826
Less: allowance for loan losses	(62,309)	(61,952)

Loans receivable, net	$3,674,890	$3,676,874

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between our loans accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired from Center Financial (referred to as “acquired” loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. The acquired loans are further segregated between Credit Impaired Loans (ASC 310-30 loans acquired with the credit deterioration) and performing loans (pass graded loans acquired from Center at the time of merger). The following table presents the outstanding principal balance and the related carrying amount of the acquired Center Financial loans included in our Consolidated Statements of Condition at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Outstanding principal balance	$1,327,898	$1,458,133
Carrying amount	1,229,410	1,347,525

The following table presents changes in the accretable discount on the acquired Credit Impaired Loans in the Center merger for the dates indicated:

(In thousands)
Balance at January 1, 2011	$0
Center merger	32,872
Accretion	(873)

Balance at December 31, 2011	31,999
Accretion	(3,561)
Changes in expected cash flows	1,350

Balance at March 31, 2012	$29,788

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 is as follows:

	Legacy				Acquired
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952
Provision (credit) for loan losses	(1,317)	1,627	(23)	548	1,254	477	16	18	2,600
Loans charged off	(1,934)	(1,362)	0	0	(14)	(47)	0	(25)	(3,382)
Recoveries of charged offs	20	645	60	17	303	87	0	7	1,139

Balance, end of period	$35,809	$21,591	$1,823	$1,010	$1,543	$517	$16	$0	$62,309

Allowance for loan losses:
Individually evaluated for impairment	$6,624	$8,434	$1	$479	$673	$241	$0	$0	$16,452
Collectively evaluated for impairment	29,185	13,157	1,822	531	56	276	16	0	45,043
Loans acquired with credit deterioration	0	0	0	0	814	0	0	0	814

Total	$35,809	$21,591	$1,823	$1,010	$1,543	$517	$16	$0	$62,309

Loans outstanding:
Individually evaluated for impairment	$55,448	$27,423	$4,702	$624	$10,770	$821	$0	$0	$99,788
Collectively evaluated for impairment	1,737,254	530,484	132,926	21,424	725,865	211,926	14,108	17,931	3,391,918
Loans acquired with credit deterioration	0	0	0		147,252	75,653	968	24,116	247,989

Total	$1,792,702	$557,907	$137,628	$22,048	$883,887	$288,400	$15,076	$42,047	$3,739,695

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 is as follows:

	Legacy
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Allowance for loan losses:
Balance, beginning of period	$36,563	$24,930	$192	$635	$62,320
Provision (credit) for loan losses	7,195	(1,705)	(22)	(206)	5,262
Loans charged off	(3,082)	(2,113)	0	(115)	(5,310)
Recoveries of charged offs	234	659	0	175	1,068

Balance, end of period	$40,910	$21,771	$170	$489	$63,340

Allowance for loan losses:
Individually evaluated for impairment	$10,651	$7,839	$0	$0	$18,490
Collectively evaluated for impairment	30,259	13,932	170	489	44,850

Total	$40,910	$21,771	$170	$489	$63,340

Loans outstanding:
Individually evaluated for impairment	$79,142	$29,866	$460	$170	$109,638
Collectively evaluated for impairment	1,498,889	478,104	57,064	12,465	2,046,522

Total	$1,578,031	$507,970	$57,524	$12,635	$2,156,160

As of March 31, 2012 and December 31, 2011, we had a liability for unfunded commitments of $686 thousand and $686 thousand, respectively. For the three months ended March 31, 2012 and 2011, we recognized provision for credit losses related to our unfunded commitments of $0.

Individually impaired loans were as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
With Allocated Allowance
Without charge-off	$79,838	$67,202
With charge-off	628	341
With No Allocated Allowance
Without charge-off	13,138	8,123
With charge-off	6,184	6,383
Allowance on Impaired Loans	(16,452)	(18,035)

Impaired Loans, net of allowance	$83,336	$64,014

Average Impaired Loans	$89,398	$93,627

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)
Interest income recognized during impairment	$823	$991

Interest income recognized during impairment represents the related amount of interest income recognized during the time within the period that the loans were impaired.

The following table details the amount of our impaired loans by class with no related allowance for loan losses, as well as the amount of impaired loans for which there is a related allowance for loan losses as of March 31, 2012 and December 31, 2011. Loans with no related allowance for loan losses have adequate collateral securing their carrying value, and in some circumstances, have been written down to their current carrying value, which is based on the fair value of the collateral.

	As of March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In Thousands)
With Related Allowance:
Real Estate - Residential	$0	$0	$0	$0
Real Estate - Commercial
Retail	2,563	2,529	(1,179)	2,518
Hotel & Motel	22,762	22,553	(3,351)	18,064
Gas Station & Car Wash	5,449	5,389	(1,310)	3,286
Mixed Use	5,120	5,108	(162)	3,156
Industrial & Warehouse	5,265	5,254	(405)	4,371
Other	12,564	12,527	(890)	8,166
Real Estate - Construction	0	0	0	1,346
Commercial Business	26,269	26,187	(8,675)	20,990
Trade Finance	442	440	(1)	994
Consumer and Other	479	479	(479)	96

	$80,913	$80,466	($16,452)	$62,987

With No Related Allowance
Real Estate - Residential	$0	$0	$0	$0
Real Estate - Commercial
Retail	1,622	1,591	0	2,984
Hotel & Motel	0	0	0	2,046
Gas Station & Car Wash	928	924	0	1,767
Mixed Use	0	0	0	1,136
Industrial & Warehouse	5,684	5,663	0	3,444
Other	2,977	2,970	0	6,023
Real Estate - Construction	1,723	1,710	0	2,733
Commercial Business	2,063	2,057	0	4,598
Trade Finance	4,285	4,262	0	1,523
Consumer and Other	145	145	0	157

	$19,427	$19,322	$0	$26,411

Total	$100,340	$99,788	($16,452)	$89,398

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(In Thousands)
With Related Allowance:
Real Estate - Residential	$0	$0	$0	$0
Real Estate - Commercial
Retail	1,810	1,810	(668)	3,475
Hotel & Motel	17,439	17,441	(4,093)	14,581
Gas Station & Car Wash	2,266	2,265	(550)	2,825
Mixed Use	2,828	2,822	(128)	1,953
Industrial & Warehouse	4,262	4,242	(407)	4,826
Other	14,870	14,982	(4,630)	6,192
Real Estate - Construction	127	128	(49)	2,504
Commercial Business	19,413	19,416	(7,168)	22,929
Trade Finance	4,528	4,497	(342)	906
Consumer and Other	0	0	0	0

	$67,543	$67,603	$(18,035)	$60,191

With No Related Allowance
Real Estate - Residential	$0	$0	$0	$0
Real Estate - Commercial
Retail	1,388	1,391	0	4,485
Hotel & Motel	0	0	0	3,770
Gas Station & Car Wash	288	287	0	2,621
Mixed Use	0	0	0	1,868
Industrial & Warehouse	2,651	2,662	0	2,380
Other	2,102	2,092	0	8,934
Real Estate - Construction	1,721	1,710	0	3,283
Commercial Business	5,737	5,740	0	5,191
Trade Finance	469	467	0	759
Consumer and Other	150	150	0	145

	$14,506	$14,499	$0	$33,436

Total	$82,049	$82,102	$(18,035)	$93,627

The following table presents the aging of past due loans as of March 31, 2012 and December 31, 2011 by class of loans:

	As of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate - Residential	$34	$0	$0	$34	$0	$34	$0
Real estate - Commercial
Retail	606	273	0	879	2,979	3,858	0
Hotel & Motel	228	0	0	228	487	715	0
Gas Station & Car Wash	377	2,881	0	3,258	1,934	5,192	0
Mixed Use	0	0	0	0	805	805	0
Industrial & Warehouse	358	0	0	358	3,054	3,412	0
Other	745	118	0	863	7,810	8,673	0
Real estate - Construction	0	0	0	0	0	0	0
Commercial business	745	542	0	1,287	11,065	12,352	0
Trade finance	0	0	0	0	0	0	0
Consumer and other	0	0	0	0	624	624	0

Subtotal	$3,093	$3,814	$0	$6,907	$28,758	$35,665	$0

Acquired Loans (1)
Real estate - Residential	$0	$0	$0	$0	$0	$0	$0
Real estate - Commercial
Retail	79	8	2,047	2,134	0	2,134	2,047
Hotel & Motel	990	15	0	1,005	6,341	7,346	0
Gas Station & Car Wash	1,467	146	3,206	4,819	384	5,203	3,206
Mixed Use	1,392	1,564	19	2,975	0	2,975	19
Industrial & Warehouse	3	5	32	40	3,028	3,068	32
Other	639	623	4,529	5,791	705	6,496	4,529
Real estate - Construction	0	0	6,363	6,363	0	6,363	6,363
Commercial business	1,036	513	1,335	2,884	371	3,255	1,335
Trade finance	100	13	0	113	0	113	0
Consumer and other	633	243	726	1,602	348	1,950	726

Subtotal	6,339	3,130	18,257	27,726	11,177	38,903	18,257

TOTAL	9,432	6,944	18,257	34,633	39,935	74,568	18,257

(1)	The acquired loans include credit impaired loans (ASC 310-30 loans) and performing loans (pass graded loans acquired from Center at the time of merger).

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate - Residential	$36	$0	$0	$36	$0	$36	$0
Real estate - Commercial
Retail	431	0	0	431	2,612	3,043	0
Hotel & Motel	0	0	0	0	482	482	0
Gas Station & Car Wash	634	0	0	634	1,368	2,002	0
Mixed Use	0	0	0	0	822	822	0
Industrial & Warehouse	360	0	0	360	3,055	3,415	0
Other	0	119	0	119	10,865	10,984	0
Real estate - Construction	0	0	0	0	127	127	0
Commercial business	1,396	392	0	1,788	11,462	13,250	0
Trade finance	0	0	0	0	117	117	0
Consumer and other	5	0	0	5	150	155	0

Subtotal	2,862	511	0	3,373	31,060	34,433	0

Acquired Loans (1)
Real estate - Residential	$0	$0	$0	$0	$0	$0	$0
Real estate - Commercial
Retail	147	64	1,675	1,886	0	1,886	1,675
Hotel & Motel	0	45	0	45	0	45	0
Gas Station & Car Wash	2,547	177	817	3,541	0	3,541	817
Mixed Use	1,178	1,702	389	3,269	0	3,269	389
Industrial & Warehouse	3,393	0	110	3,503	0	3,503	110
Other	1,472	228	4,237	5,937	0	5,937	4,237
Real estate - Construction	0	4,499	0	4,499	0	4,499	0
Commercial business	1,747	1,402	9,125	12,274	0	12,274	9,125
Trade finance	0	0	202	202	0	202	202
Consumer and other	705	370	700	1,775	0	1,775	700

Subtotal	$11,189	$8,487	$17,255	$36,931	$0	$36,931	$17,255

TOTAL	$14,051	$8,998	$17,255	$40,304	$31,060	$71,364	$17,255

(1)	The acquired loans include credit impaired loans (ASC 310-30 loans) and performing loans (pass graded loans acquired from Center at the time of merger).

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass-rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of March 31, 2012
	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate - Residential	$0	$34	$0	$34
Real estate - Commercial
Retail	3,710	13,657	0	17,367
Hotel & Motel	2,279	16,854	0	19,133
Gas Station & Car Wash	3,484	5,994	0	9,478
Mixed Use	2,224	5,319	0	7,543
Industrial & Warehouse	3,976	8,245	398	12,619
Other	11,326	12,486	0	23,812
Real estate - Construction	0	1,723	0	1,723
Commercial business	12,234	30,352	5,845	48,431
Trade finance	516	4,727	0	5,243
Consumer and other	0	1,521	0	1,521

Subtotal	$39,749	$100,912	$6,243	$146,904

Acquired Loans:
Real estate - Residential	$0	$0	$0	$0
Real estate - Commercial
Retail	13,101	11,671	0	24,772
Hotel & Motel	16,870	23,280	0	40,150
Gas Station & Car Wash	5,696	5,892	0	11,588
Mixed Use	2,467	4,184	0	6,651
Industrial & Warehouse	3,675	6,821	0	10,496
Other	6,704	13,161	0	19,865
Real estate - Construction	0	7,514	0	7,514
Commercial business	18,486	32,853	210	51,549
Trade finance	284	589	0	873
Consumer and other	649	3,941	341	4,931

Subtotal	$67,932	$109,906	$551	$178,389

Total	$107,681	$210,818	$6,794	$325,293

	As of December 31, 2011
	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate - Residential	$0	$36	$0	$36
Real estate - Commercial
Retail	3,430	13,477	0	16,907
Hotel & Motel	5,008	17,875	0	22,883
Gas Station & Car Wash	3,489	2,554	0	6,043
Mixed Use	2,279	3,026	0	5,305
Industrial & Warehouse	3,998	7,238	404	11,640
Other	5,914	15,393	0	21,307
Real estate - Construction	0	1,848	0	1,848
Commercial business	11,357	30,114	5,994	47,465
Trade finance	274	4,997	0	5,271
Consumer and other	0	1,081	0	1,081

Subtotal	$35,749	$97,639	$6,398	$139,786

Acquired Loans:
Real estate - Residential	$0	$0	$0	$0
Real estate - Commercial
Retail	11,591	11,334	0	22,925
Hotel & Motel	13,138	16,746	0	29,884
Gas Station & Car Wash	5,665	5,760	0	11,425
Mixed Use	3,532	2,829	0	6,361
Industrial & Warehouse	2,673	3,770	0	6,443
Other	6,702	12,598	0	19,300
Real estate - Construction	0	5,489	0	5,489
Commercial business	16,096	39,630	353	56,079
Trade finance	128	829	0	957
Consumer and other	1,662	2,526	0	4,188

Subtotal	$61,187	$101,511	$353	$163,051

Total	$96,936	$199,150	$6,751	$302,837

The following table presents loans sold from loans held for investment during the three months ended March 31, 2012 and 2011 by portfolio segment:

	Real estate - Commercial	Real estate - Construction	Commercial Business	Total
	(In thousands)
March 31, 2012:
Sales or reclassification to held for sale	$0	$0	$0	$0
March 31, 2011:
Sales or reclassification to held for sale	$2,713	$0	$0	$2,713

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. For the Performing Loans acquired from Center, a general loan loss allowance is provided to the extent that there has been credit deterioration since the acquisition. The estimate of that credit deterioration becomes more evident as time passes since the acquisition. As of March 31, 2012, the historical loss experience from Center was utilized to provide for a nominal allowance. The quantitative general loan loss allowance was $19.5 million ($19.1 million for legacy loans and $348 thousand for acquired loans) at March 31, 2012, compared to $20.4 million at December 31, 2011.

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

The qualitative loan loss allowance on the loan portfolio was $25.6 million at March 31, 2012, compared to $23.5 million at December 31, 2011.

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

Impaired loans at March 31, 2012, were $99.8 million, a net increase of $17.7 million from $82.1 million at December 31, 2011. This net increase in impaired loans is due primarily to three commercial real estate (CRE) loans, aggregating $9.9 million, which were placed on non-accrual status and three loans, two CRE and one C&I, totaling $5.4 million, which were restructured.

For our Credit Impaired Loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

The following table presents loans by portfolio segment and impairment method at March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$0	$64,508	$1,710	$28,244	$4,702	$624	$99,788
Specific allowance	$0	$7,297	$0	$8,675	$1	$479	$16,452
Loss coverage ratio	0.0%	11.3%	0.0%	30.7%	0.0%	76.8%	16.5%
Non-impaired loans	$1,995	$2,562,022	$46,354	$818,063	$148,002	$63,471	$3,639,907
General allowance	$9	$29,406	$640	$13,433	$1,838	$531	$45,857
Loss coverage ratio	0.5%	1.1%	1.4%	1.6%	1.2%	0.8%	1.3%
Total loans	$1,995	$2,626,530	$48,064	$846,307	$152,704	$64,095	$3,739,695
Total allowance for loan losses	$9	$36,703	$640	$22,108	$1,839	$1,010	$62,309
Loss coverage ratio	0.5%	1.4%	1.3%	2.6%	1.2%	1.6%	1.7%

	As of December 31, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans	$0	$49,904	$1,848	$25,150	$4,997	$150	$82,049
Specific allowance	$0	$10,476	$49	$7,168	$342	$0	$18,035
Loss coverage ratio	0.0%	21.0%	2.7%	28.5%	6.8%	0.0%	22.0%
Non-impaired loans	$2,043	$2,581,976	$42,908	$824,426	$141,687	$66,482	$3,659,522
General allowance	$9	$27,831	$675	$13,513	$1,444	$445	$43,917
Loss coverage ratio	0.4%	1.1%	1.6%	1.6%	1.0%	0.7%	1.2%
Total loans	$2,043	$2,631,880	$44,756	$849,576	$146,684	$66,632	$3,741,571
Total allowance for loan losses	$9	$38,307	$724	$20,681	$1,786	$445	$61,952
Loss coverage ratio	0.4%	1.5%	1.6%	2.4%	1.2%	0.7%	1.7%

Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive troubled debt restructurings. At March 31, 2012, total modified loans were $43.7 million, compared to $32.7 million at December 31, 2011. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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

A summary of TDRs on accrual and non-accrual by type of concession as of March 31, 2012 and December 31, 2011 is presented below:

	As of March 31, 2012
	TDR on accrual				TDR on non-accrual
(In thousands)	Real estate - Commercial	Commercial Business	Trade Finance	Total	Real estate - Commercial	Commercial Business	Consumer & Other	Total	TOTAL
Payment concession	$2,230	$1,578	$442	$4,250	$9,729	$3,790	$0	$13,519	$17,769
Maturity / Amortization concession	0	2,899	0	2,899	963	1,450	145	2,558	5,457
Rate concession	14,389	2,637	0	17,026	3,320	0	0	3,320	20,346
Principal forgiveness	0	0	0	0	0	112	0	112	112

	$16,619	$7,114	$442	$24,175	$14,012	$5,352	$145	$19,509	$43,684

	As of December 31, 2011
	TDR on accrual				TDR on non-accrual
(In thousands)	Real estate - Commercial	Commercial Business	Trade Finance	Total	Real estate - Commercial	Commercial Business	Trade Finance and Other	Total	TOTAL
Payment concession	$949	$1,365	$0	$2,314	$3,769	$3,441	$0	$7,210	$9,524
Maturity / Amortization concession	0	888	469	1,357	1,178	1,578	150	2,906	4,263
Rate concession	12,384	2,740	0	15,124	3,335	396	0	3,731	18,855
Principal forgiveness	0	0	0	0	0	78	0	78	78

	$13,333	$4,993	$469	$18,795	$8,282	$5,493	$150	$13,925	$32,720

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at March 31, 2012 were comprised of 10 commercial real estate loans totaling $16.4 million and 25 commercial business loans totaling $7.1 million. TDRs on accrual status at December 31, 2011 were comprised of 6 commercial real estate loans totaling $13.3 million and 19 commercial business loans totaling $5.0 million. We expect that the TDRs on accrual status as of March 31, 2012, which are all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

(In thousands)	Number of Loans	Pre- Modification	Post- Modification
Real estate - Commercial
Retail	4	$903	$906
Hotel & Motel	0	0	0
Gas Station & Car Wash	1	218	217
Mixed Use	1	2,319	2,317
Industrial & Warehouse	1	1,064	1,064
Other	2	7,335	5,733
Real estate - Construction	0	0	0
Commercial business	8	2,538	2,524

Total	17	$14,377	$12,761

The specific reserves for the troubled debt restructurings described above as of March 31, 2012 was $1.3 million and the charge offs for the three months ended March 31, 2012 was $1.7 million.

The following table presents loans by class for TDR loans that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2012:

	Number of Loans	Balance
	(In thousands)
Real estate - Commercial
Retail	1	$258
Industrial & Warehouse	2	1,102
Other	2	1,031
Commercial Business	7	2,883

	12	$5,274

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the troubled debt restructurings described above as of March 31, 2012 was $472 thousand and the charge offs for the three months ended March 31, 2012 was $0.

We have allocated $7.2 million and $6.4 million of specific reserves to TDRs as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, we did not have any outstanding commitments to extend additional funds to these borrowers.

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

Covered nonperforming assets totaled $3.7 million and $3.6 million at March 31, 2012 and December 31, 2011, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Covered loans on non-accrual status	$0	$0
Covered other real estate owned	3,677	3,575

Total covered nonperforming assets	$3,677	$3,575

Acquired covered loans	$78,748	$89,959

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans and the accretable discount is accreted to interest income over the estimate life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.

8.	Borrowings

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Company may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.3 billion at March 31, 2012 and December 31, 2011. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.

At March 31, 2012 and December 31, 2011, real estate secured loans with a carrying amount of approximately $2.0 billion were pledged as collateral for borrowings from the FHLB. At March 31, 2012 and December 31, 2011, other than FHLB stock, securities totaling $2.2 million and $3.0 million, respectively, were pledged as collateral for borrowings from the FHLB.

At March 31, 2012 and December 31, 2011, FHLB borrowings were $332.1 million and $344.4 million, had a weighted average interest rate of 1.85% and 1.93%, respectively, and had various maturities through September 2017. At March 31, 2012 and December 31, 2011, $205 million of the advances were putable advances with various putable dates and strike prices. The cost of FHLB borrowings as of March 31, 2012 ranged between 0.23% and 4.52%. At March 31, 2012, the Company had a remaining borrowing capacity of $906.6 million.

At March 31, 2012, the contractual maturities for FHLB-SF borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$239,084	$304,084
Due after one year through five years	70,000	25,000
Due after five years through ten years	20,000	0

	$329,084	$329,084

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At March 31, 2012, the principal balance of the qualifying loans were $511.1 million and the collateral value of investment securities were $46.9 million, and no borrowing were outstanding against this line.

9.	Subordinated Debentures

At March 31, 2012, five wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $38 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and debentures at March 31, 2012:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at March 31, 2012	Maturity Date
Nara Bancorp Capital Trust I	3/28/2001	$10,000	$10,400	Fixed	10.18%	10.18%	6/8/2031
Nara Capital Trust III	6/5/2003	5,000	5,155	Variable	4.44%	3.62%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.42%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.42%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.12%	6/15/2037
Center Capital Trust I	12/29/2003	18,000	12,869	Variable		3.42%	1/7/2034

TOTAL ISSUANCE		$56,000	$52,137

The Company’s investment in the common trust securities of the issuer trusts of $2.0 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. Specifically, under applicable regulatory guidelines, the $56 million of securities issued by the trusts qualify as Tier 1 capital, along with the $120 million of our outstanding Fixed Rate Cumulative Perpetual Preferred Stock, net of discount. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2012, all of the $56 million of the trusts’ securities qualified as Tier 1 capital along with the $120 million of preferred stock. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at March 31, 2012, under the Dodd-Frank Act, wewill be able to continue to include its existing trust preferred securities in Tier 1 capital.

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

These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At March 31, 2012, the aggregate fair value of the outstanding interest rate caps was $1 thousand, and we recognized mark-to-market losses on valuation of $8 thousand for the three months ended March 31, 2012.

At March 31, 2012 and December 31, 2011, summary information about these interest-rate caps is as follows:

	March 31, 2012	December 31, 2011
Notional amounts	$50.0 million	$50.0 million
Weighted average pay rates	N/A	N/A
Weighted average receive rates	N/A	N/A
Weighted average maturity	0.91 years	1.16 years
Fair value of combined interest rate caps	$1 thousand	$9 thousand

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011 are as follows:

		Three Months Ended
		March 31, 2012	March 31, 2011
	Location of Gain or (Loss) Recognized in Income on Derivatives	(In thousands) Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(8)	$(22)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

11.	Income Taxes

Our Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes. We had total unrecognized tax benefits of $685 thousand at March 31, 2012 and $569 thousand at December 31, 2011 that relate primarily to uncertainties related to California enterprise zone loan interest deductions taken in prior years.

We anticipate an increase of approximately $126 thousand in the unrecognized tax benefit related to the California enterprise zone loan interest deduction within the next twelve months. We are subject to U.S. federal income taxes, California franchise taxes and various other state franchise taxes.

The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

We are currently under examination by New York City for the 2007, 2008, and 2009 tax years. While the outcome of the examination is unknown, we expect no material adjustments.

We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $47 thousand and $77 thousand for interest and penalties accrued at March 31, 2012 and December 31, 2011, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that except for the valuation allowance against the capital loss carryforwards of $53 thousand, a valuation allowance for deferred tax assets was not required as of March 31, 2012.

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

For the quarter ended March 31, 2012, there were no changes in valuation techniques and related inputs resulting from the adoption of ASU 2011-04.

The table below summarizes information about valuation method, inputs and assumptions for nonrecurring Level 3 fair value measurements. The weight assigned to each input is based on the facts and circumstances that exist at the date of measurement.

	Valuation Method	Unobservable Inputs	Range of Quantitative Information

Impaired loans at fair value	Market	Adjustments to appraisal value; Selling costs	8.5%

Other real estate owned	Market	Adjustments to appraisal value; Discount to reflect realizable value, Selling costs	0% - 8.5% 8.5%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Treasury	$300	$0	$300	$0
GSE collateralized mortgage obligations	211,396	0	211,396	0
GSE mortgage-backed securities	462,498	0	462,498	0
Trust preferred security	3,698	0	3,698	0
Municipal bonds	5,018	0	5,018	0
Mutual funds	14,898	14,898	0	0
Derivatives—Interest rate caps	1	0	1	0

There were no transfers between Level 1, 2 and 3 during the quarter ended March 31, 2012.

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Treasury	$300	$0	$300	$0
GSE collateralized mortgage obligations	227,836	0	227,836	0
GSE mortgage-backed securities	487,754	0	487,754	0
Trust preferred securities	4,348	0	4,348	0
Municipal bonds	5,764	0	5,764	0
Mutual funds	14,918	14,918	0	0
Derivatives—Interest rate caps	9	0	9	0

Fair value adjustments for interest rate caps resulted in a net expense of $8 thousand for the three months ended March 31, 2012 and $157 thousand for the year ended December 31, 2011.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended March 31, 2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$13,464	$0	$0	$13,464	$(630)
Commercial business	5,824	0	0	5,824	530
Loans held for sale, net*	11,140	0	11,140	0	(668)
Other real estate owned*	2,986	0	0	2,986	(363)

*	The balance consists of real estate portfolio segment only.

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Twelve Months Ended December 31, 2011
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$15,485	$0	$0	$15,485	$(6,018)
Commercial business	6,360	0	0	6,360	(2,553)
Loans held for sale, net*	6,901	0	6,901	0	(3,393)
Other real estate owned*	3,471	0	0	3,471	(1,031)

*	The balance consists of real estate portfolio segment only.

Fair Value of Financial Instruments

Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$365,679	$365,679	Level 1
Term federal funds sold	20,000	20,000	Level 1
Loans held for sale	28,107	30,508	Level 2
Loans receivable—net	3,655,602	3,941,945	Level 3
Federal Home Loan Bank stock	26,064	N/A	N/A
Accrued interest receivable	12,253	12,253	Level 2
FDIC loss share receivable	11,095	11,095	Level 3
Customers’ liabilities on acceptances	12,187	12,187	Level 2

Financial Liabilities:
Noninterest-bearing deposits	$1,011,466	$1,011,466	Level 2
Saving and other interest bearing demand deposits	1,433,752	1,433,752	Level 2
Time deposits	1,475,245	1,482,475	Level 2
Borrowings from Federal Home Loan Bank	332,109	336,606	Level 2
Subordinated debentures	52,137	49,848	Level 2
Accrued interest payable	6,485	6,485	Level 2
Bank’s liabilities on acceptances outstanding	12,187	12,187	Level 2

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$300,110	$300,110
Term federal funds sold	40,000	40,000
Loans held for sale	18,000	19,374
Loans receivable—net	3,655,029	3,911,865
Federal Home Loan Bank stock	27,373	N/A
Accrued interest receivable	13,439	13,439
FDIC loss share receivable	10,819	10,819
Customers’ liabilities on acceptances	10,515	10,515

Financial Liabilities:
Noninterest-bearing deposits	984,350	984,350
Saving and other interest bearing demand deposits	1,435,441	1,435,441
Time deposits	1,521,101	1,532,152
Borrowings from Federal Home Loan Bank	344,402	349,311
Subordinated debentures	52,102	53,757
Accrued interest payable	6,519	6,519
Bank’s liabilities on acceptances outstanding	10,515	10,515

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

13.	Stockholders’ Equity and Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements, such as restrictions on the growth, expansion or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of March 31, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

Upon the merger with Center Financial, we issued 55,000 shares of a new series of our preferred stock having substantially the same rights, preferences, privileges and voting powers as our Series A Preferred Stock in exchange for the shares of similar preferred issued by Center Financial under the Treasury Department’s TARP Capital Purchase Program. The new series of preferred stock is designated as our Fixed Rate Cumulative Perpetual Preferred Stock, Series B. The ten-year warrant to purchase Center Financial common stock that was issued in connection with Center Financial’s sale of its Series A Preferred Stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.

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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2012
Total capital (to risk-weighted assets):
Company	$810,404	20.1%	$322,431	8.0%	N/A	N/A
Bank	$746,199	18.5%	$322,174	8.0%	$402,717	10.0%
Tier I capital (to risk-weighted assets):
Company	$759,784	18.9%	$161,215	4.0%	N/A	N/A
Bank	$695,618	17.3%	$161,087	4.0%	$241,630	6.0%
Tier I capital (to average assets):
Company	$759,784	15.1%	$201,560	4.0%	N/A	N/A
Bank	$695,618	13.8%	$201,486	4.0%	$251,858	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
Company	$784,054	19.4%	$323,144	8.0%	N/A	N/A
Bank	$721,551	17.9%	$322,891	8.0%	$403,613	10.0%
Tier I capital (to risk-weighted assets):
Company	$733,319	18.2%	$161,572	4.0%	N/A	N/A
Bank	$670,855	16.6%	$161,445	4.0%	$242,168	6.0%
Tier I capital (to average assets):
Company	$733,319	19.8%	$148,044	4.0%	N/A	N/A
Bank	$670,855	18.1%	$148,038	4.0%	$185,048	5.0%

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

The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL

Selected Financial Data

The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$68,555	$37,194
Interest expense	7,696	8,311

Net interest income	60,859	28,883
Provision for loan losses	2,600	5,262

Net interest income after provision for loan losses	58,259	23,621
Non-interest income	11,645	4,510
Non-interest expense	30,435	16,695

Income before income tax expense	39,469	11,436
Income tax expense	15,535	4,690
Net income	$23,934	$6,746

Dividends and discount accretion on preferred stock	$(1,869)	$(1,075)

Net income available to common stockholders	$22,065	$5,671

Per Share Data:
Earnings per common share-basic	$0.28	$0.15
Earnings per common share-diluted	$0.28	$0.15
Book value per common share (period end, excluding preferred stock and warrants)	$8.92	$7.83
Tangible book value per common share (period end, excluding preferred stock and warrants) (1) (12)	$7.72	$7.75
Number of common shares outstanding (period end)	77,996,391	37,993,327
Weighted average shares-basic	77,996,391	37,987,345
Weighted average shares-diluted	78,101,818	38,098,848
Tangible common equity ratio (9)	11.86%	10.08%
Statement of Financial Condition Data-at Period End:
Assets	$5,169,315	$2,926,143
Securities available for sale	697,808	512,000
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	3,737,199	2,154,113
Deposits	3,920,464	2,176,098
Federal Home Loan Bank borrowings	332,109	300,000
Subordinated debentures	52,137	39,268
Stockholders’ equity	818,166	364,336

	At or for the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$5,139,396	$2,936,114
Securities available for sale	725,728	526,341
Gross loans, including loans held for sale	3,777,495	2,167,739
Deposits	3,903,661	2,158,100
Stockholders’ equity	806,384	363,166
Selected Performance Ratios:
Return on average assets (1) (8)	1.86%	0.92%
Return on average stockholders’ equity (1) (8)	11.87%	7.43%
Return on average tangible equity (8) (11)	13.44%	7.49%
Pre Tax- Pre Provision income to average assets (1)	3.27%	2.27%
Efficiency ratio (2)	41.98%	50.00%
Net interest margin (3)	5.11%	4.13%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	15.08%	12.92%
Tier 1 risk-based capital ratio	18.85%	16.47%
Total risk-based capital ratio	20.11%	17.74%
Tier 1 common risk-based capital ratio (13)	14.63%	11.99%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.67%	2.94%
Allowance for loan losses to legacy loans (10)	2.40%	2.94%
Allowance for loan losses to non-accrual loans	157.14%	134.88%
Allowance for loan losses to non-performing loans (6)	75.97%	82.93%
Allowance for loan losses to non-performing assets (7)	71.08%	80.09%
Nonaccrual loans to gross loans, excluding loans held for sale	1.06%	2.18%
Nonperforming loans to gross loans, excluding loans held for sale (6)	2.19%	3.55%
Nonperforming assets to gross loans and OREO (7)	2.34%	3.67%
Total non-performing assets to total assets (7)	1.69%	2.70%

(1)	Annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.
(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.
(4)	The ratios required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.
(5)	Calculations are based on average quarterly asset balances.
(6)	Non-performing loans include non-accrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans. Loans 90 days or more past due and still accruing consist of acquired loans that were originally recorded at fair value upon acquisitions. These loans are considered to be accruing as we can reasonably estimate future cash flows on acquired loans and we expect to fully collect the carrying value of these loans.
(7)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned, and accruing restructured loans.
(8)	Based on net income (loss) before effect of dividends and discount accretion on preferred stock.
(9)	Excludes TARP preferred stock, net of discount, of $119.7 million and $64.9 million and stock warrants of $2.8 million and $2.4 million at March 31, 2012 and 2011, respectively.
(10)	Legacy loans are those loans accounted for under the amortized cost method, and do not include loans acquired from Center Financial Corporation on November 30, 2011. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position. Allowance for loan losses to legacy loans is calculated by dividing gross legacy loan balance by allowance for loan losses.
(11)	Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders’ equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2012	March 31, 2011
	(In Thousands)
Net income	$23,934	$6,746
Average stockholders’ equity	$806,384	$363,166
Less: Average goodwill and other intangible assets, net	(94,197)	(3,015)

Average tangible equity	$712,187	$360,151

Net income (annualized) to average tangible equity	13.44%	7.49%

(12)	Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total stockholders’ equity and diving the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2012	March 31, 2011
	(In Thousands)
Total stockholders’ equity	$818,166	$364,336
Less: Preferred stock, net of discount	(119,694)	(64,441)
Common stock warrant	(2,760)	(2,383)
Goodwill and other intangible assets, net	(93,820)	(2,965)

Tangible common equity	$601,892	$294,547

Common shares outstanding	77,996,391	37,993,327
Tangible common equity per share	$7.72	$7.75

(13)	Tier 1 common is calculated as tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities.

	March 31, 2012	March 31, 2011
	(In Thousands)
Tier 1 capital	$759,784	$376,383
Less: Preferred stock, net of discount	(119,694)	(64,441)
Subordinated debentures	(50,312)	(38,000)

Tier 1 common-risk based capital	$589,778	$273,942

Total Risk-weighted assets less disallowed allowance for loan losses	4,030,387	2,285,268

Tier 1 common-risk based capital ratio	14.63%	11.99%

Results of Operations

Overview

Our total assets were unchanged at $5.17 billion at March 31, 2012 and December 31, 2011. Gross loans receivable was unchanged at $3.74 billion during the three months ended March 31, 2012. Our deposits decreased $20 million, or 1%, to $3.92 billion at March 31, 2012 from $3.94 billion at December 31, 2011. Securities available for sale declined 6% during the first three months of 2012 as a result of paydowns and maturities.

Our net income available to common stockholders for the first quarter of 2012 was $22.1 million, or $0.28 per diluted common share, compared to the net income available to common stockholders of $5.7 million, or $0.15 per diluted common share, for the same period of 2011, representing an increase in net income of $16.4 million, or 289%. The merger with Center Financial Corporation (“Center”) completed on November 30, 2011 impacts the comparability of operating results for the first quarter of 2012 compared to the same period of 2011. Our operating results for the three months ended March 31, 2012 and 2011, include the following pre-tax acquisition accounting adjustments and expenses related to the merger. The increase (decrease) to pre-tax income of these adjustments is summarized below. The impact which these adjustments have on certain yields and costs are described in subsequent sections.

	Three Months Ended March 31,
(In thousands)	2012	2011
Accretion of discount on acquired Center loans (1)	$9,114	$0
Amortization of premiums on Center FHLB borrowings (2)	1,231	0
Accretion of discount on Center subordinated debt (3)	(35)	0
Amortization of premium on Center time deposits (4)	1,275	0
Amortization of core deposit intangibles from Center (5)	(290)	0
Accretion of discounts on other Center assets (6)	57	0
Amortization of unfavorable lease liability (7)	58	0
Merger and integration expense (8)	(1,773)	(511)
Increase (decrease) to pre-tax income	$9,637	$(511)

(1)

We have estimated the fair value of the loans acquired as the result of our merger. The valuation resulted in a discount of approximately $118.0 million as of November 30, 2011. The accretion of this purchase discount over the remaining lives of the acquired loans is included in our reported interest income on loans.

(2)

The fair value of the outstanding FHLB borrowings assumed from Center was estimated to be above the face amount of such debt. Our reported interest expense on FHLB advances includes amortization to the face amount of these advances over the remaining term of the debt.

(3)

The fair value of the outstanding subordinated debt assumed from Center was estimated to be below the face amount of such debt. Our reported interest expense on other borrowings includes accretion to the face amount of this debt over the remaining term of the debt.

(4)

The fair value of certificate of deposit liabilities assumed from Center was estimated to be above the face amount of such deposits. Our reported interest expense on deposits includes amortization to the face amount of such liabilities over the remaining term of the deposits.

(5)

A core deposit intangible arises from a financial institution or a financial institution branch having a deposit base comprised of funds associated with stable customer relationships. These customer relationships provide a cost benefit to the acquiring institution since the associated customer deposits typically are at lower interest rates and can be expected to be retained on a long-term basis. Deposit customer relationships have value due to their favorable interest rates in comparison to market rates for alternative funding sources with expected lives comparable to expected lives of the core deposits. The discounted cash flow method, which we have used to estimate this value, is based upon the principle of future benefits; economic value tends to be based on anticipated future benefits as measured by cash flows expected to occur in the future. The core deposit intangible asset recognized as part of the Center merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method.

(6)	Accretion of discounts on other assets primarily consist of servicing assets, investments in affordable housing partnerships and the fair value of the favorable operating leases.

(7)	Amortization of unfavorable lease liability represents the Center facilities lease contracts having rental rates that exceeded current market rates at the merger date.

(8)

Direct costs related to the Center merger were expensed as incurred. During the three months ended March 31, 2012, we incurred $1.8 million in merger and integration expenses related to the Center merger , including $0.6 million in salaries and benefits, $1.0 million in professional fees, and $0.1 million in other noninterest expense. During the three months ended March 31, 2011, we incurred $0.5 million in merger related expenses.

The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.86% for the first quarter of 2012, compared to 0.92% for the same period of 2011. The annualized return on average equity, before effect of dividends and discount accretion on preferred stock, was 11.87% for the first quarter of 2012, compared to 7.43% for the same period of 2011. The efficiency ratio was 41.98% for the first quarter of 2012, compared to 50.00% for the same period of 2011.

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

Net interest income before provision for loan losses was $60.9 million for the first quarter of 2012, an increase of $32.0 million, or 111%, compared to $28.9 million for the same period of 2011. The increase was principally attributable to the higher level of interest earning assets, as well as the net interest margin improvement, following the merger. The net interest margin improved to 5.11% for the first quarter of 2012, compared to 4.13% for the same period of 2011. The improvement in the net interest margin was largely attributable to the effect of acquisition accounting adjustments.

Interest income for the first quarter of 2012 was $68.6 million compared to $37.2 million for the same period of 2011. The increase of $31.4 million was primarily the result of a $2.8 million increase in interest income due to an increase in the average yield earnings on average interest-earnings assets and a $28.6 million increase in interest income due to an increase in the volume of average interest-earning assets.

Interest expense for the first quarter of 2012 was $7.7 million, a decrease of $0.6 million, or 7%, compared to interest expense of $8.3 million for the same quarter of 2011. The decrease was the result of a $3.3 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities, which was offset by an increase in the volume of average interest-bearing liabilities of $2.7 million.

Net Interest Margin

The net interest margin (net interest income divided by average interest-earning assets) for the first quarter of 2012 was 5.11%, an increase of 98 basis points from 4.13% for the first quarter of 2011. The improvement in net interest margin was largely attributable to the effect of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net interest margin, excluding effect of acquisition accounting adjustments	4.04%	4.13%
Acquisition accounting adjustments (1)	1.07	0.00
Reported net interest margin	5.11%	4.13%

1)	Acquisition accounting adjustments is calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

The weighted average yield on loans increased to 6.75% for the first quarter of 2012 from 6.19% for the first quarter of 2011. The increase in the yield is largely attributable to the accretion of discounts on loans acquired from Center in the merger, as summarized in the following table.

	Three Months Ended
	March 31, 2012	March 31, 2011
The weighted average yield on loans, excluding effect of acquisition accounting adjustments	5.61%	6.19%
Acquisition accounting adjustments (1)	1.14	0.00

Reported weighted average yield on loans	6.75%	6.19%

(1)	Acquisition accounting adjustments is calculated by subtracting the weighted average yield on loans, excluding effect of acquisition accounting adjustments, from reported weighted average yield on loans.

Excluding the accretion of discounts on loans acquired from Center, the weighted average yield on loans for the first quarter of 2012 was 5.61%, down 58 basis points from the first quarter of 2011. The reduction in yield, excluding the effect of acquisition accounting adjustments, is primarily due the lower yielding former Center Bank loan portfolio, and to a lesser extent, continued pricing pressures in the market place. At March 31, 2012, fixed rate loans accounted for 39% of the loan portfolio, compared with 46% at March 31, 2011, reflecting the Company’s focus on variable rate commercial lending. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at March 31, 2012 was 4.61% and 6.49%, respectively, compared with 4.82% and 7.12% at March 31, 2011.

The weighted average yield on securities available for sale for the first quarter of 2012 was 2.71%, compared with 2.99% for the first quarter of 2011. The decline in yield from the quarter ended March 31, 2011 was the result of the replacement of maturing securities with lower yield investments as market interest rates declined and the impact of acquisition accounting adjustments. The acquired Center securities portfolio of approximately $290 million was adjusted to fair value of $293 million as of the merger date, resulting in interest income on investment securities for that portfolio being recognized at a lower average yield, compared with the yield on the balance of the Company’s securities portfolio.

The weighted average cost of deposits for the first quarter of 2012 was 0.56%, an improvement of 40 basis points from 0.96% for the first quarter of 2011. The amortization of premium on time deposits assumed from Center positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended
	March 31, 2012	March 31, 2011
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.69%	0.96%
Acquisition accounting adjustments (1)	(0.13)	0.00

Reported weighted average cost of deposits	0.56%	0.96%

(1)

Acquisition accounting adjustments is calculated by subtracting the weighted average cost of deposits, excluding effect of acquisition accounting adjustments, from reported weighted average cost of deposits.

Excluding amortization of premium on time deposits assumed from Center, the weighted average cost of deposits was 0.69% for the first quarter of 2012, compared with 0.96% for the same period of 2011. The improvement was driven by reductions in the cost of interest-bearing demand deposits, as well as a favorable shift in the mix of deposits to higher concentrations of non-interest bearing demand deposits. Non-interest bearing demand deposits accounted for 26% of total deposits at March 31, 2012, compared with 19% at March 31, 2011.

The weighted average cost of FHLB advances for the first quarter of 2012 was 1.92%, a decrease of 129 basis points from 3.21% in the first quarter of 2011. The significant improvement was attributable to the amortization of premiums on Center FHLB borrowings, as summarized in the following table.

	Three Months Ended
	March 31, 2012	March 31, 2011
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	3.41%	3.21%
Acquisition accounting adjustments	(1.49)	0.00

Reported weighted average cost on FHLB advances	1.92%	3.21%

(1)	Acquisition accounting adjustments is calculated by subtracting the weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on assumed Center FHLB borrowings, the weighted average cost of FHLB advances increased slightly to 3.41% for the first quarter of 2012 from 3.21% for the same period of 2011. The increase is attributed to higher rates on the assumed Center FHLB borrowings in relation to the Company’s legacy rates.

Prepayment penalty income for the first quarter of 2012 and 2011 was $116 thousand and $229 thousand, respectively. Non-accrual interest income reversed was $349 thousand and $100 thousand for the first quarter of 2012 and 2011, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the first quarter 2012 and 2011 would have been as 5.13 and 4.11%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$3,777,495	$63,419	6.75%	$2,167,739	$33,085	6.19%
Securities available for sale(3)	725,728	4,909	2.71%	526,341	3,930	2.99%
FRB and FHLB stock and other investments	257,583	178	0.27%	137,094	179	0.52%
Federal funds sold	25,780	49	0.74%	0	0	N/A

Total interest earning assets	$4,786,586	$68,555	5.76%	$2,831,174	$37,194	5.32%

INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,232,763	$2,123	0.69%	$680,254	$1,464	0.87%
Savings	195,932	922	1.89%	126,661	709	2.27%
Time deposits:
$100,000 or more	767,171	1,411	0.74%	321,708	455	0.57%
Other	722,982	947	0.53%	640,549	2,502	1.58%

Total time deposits	1,490,153	2,358	0.64%	962,257	2,957	1.25%

Total interest bearing deposits	2,918,848	5,403	0.74%	1,769,172	5,130	1.18%

FHLB advances	339,964	1,626	1.92%	324,611	2,572	3.21%
Other borrowings	50,108	667	5.26%	55,088	608	4.42%

Total interest bearing liabilities	3,308,920	$7,696	0.93%	2,148,871	$8,310	1.57%

Non-interest bearing demand deposits				388,928

Total funding liabilities / cost of funds	$3,308,920		0.72%	$2,537,799		1.33%

Net interest income/net interest spread		$60,859	4.83%		$28,884	3.75%

Net interest margin			5.11%			4.13%
Net interest margin, excluding effect of non-accrual loan income (expense)(4)			5.14%			4.14%
Net interest margin, excluding effect of non-accrual loan income (expense) and prepayment fee income(4) (5)			5.13%			4.11%

Cost of deposits:
Non-interest bearing demand deposits	$984,813	$0		$388,928	$0
Interest bearing deposits	2,918,848	5,403	0.74%	1,769,172	5,130	1.18%

Total deposits	$3,903,661	$5,403	0.56%	$2,158,100	$5,130	0.96%

*	Annualized
(1)	Interest income on loans includes loan fees.
(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.
(3)	Interest income and yields are not presented on a tax-equivalent basis.
(4)	Non-accrual interest income reversed was $349 thousand and $100 thousand for the three months ended March 31, 2012 and 2011, respectively.
(5)	Loan prepayment fee income excluded was $116 thousand and $229 thousand for the three months ended March 31, 2012 and 2011, respectively.

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

	Three months ended March 31, 2012 over March 31, 2011
	Net Increase	Change due to
	(Decrease)	Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$30,334	$3,271	$27,063
Interest on securities	979	(395)	1,374
Interest on FRB and FHLB stock and other investments	(1)	(112)	111
Interest on federal funds sold	49	0	49

Total interest income	$31,361	$2,764	$28,597

INTEREST EXPENSE:
Interest on demand, interest bearing	$659	$(356)	$1,015
Interest on savings	213	(136)	349
Interest on time deposits	(599)	(1,841)	1,242
Interest on FHLB advances	(946)	(1,089)	143
Interest on other borrowings	59	108	(49)

Total interest expense	$(614)	$(3,314)	$2,700

Net Interest Income	$31,975	$6,078	$25,897

Provision for Loan Losses

The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral for problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material respects from current estimates. If the allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition.

The provision for loan losses for the first quarter of 2012 was $2.6 million, a decrease of $2.7 million, or 51%, from $5.3 million for the same period last year. The decrease is primarily due to lower charge-offs for the most recent quarters resulting in lower historical loss rates that are used to calculate general reserve requirements. Net charge-offs decreased to $2.2 million for the three months ended March 31, 2012, compared to $4.2 million for the same period last year.

See Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.

Non-interest Income

Non-interest income is primarily comprised of service fees on deposits accounts, fees received from our trade finance letter of credit operations and net gains on sales of loans and securities available for sale.

Non-interest income for the first quarter of 2012 was $11.6 million, compared to $4.5 million for the same quarter of 2011, an increase of $7.1 million, or 158%. The increase was primarily attributable to the merger with Center. Net gains on sales of SBA loans totaled $3.0 million and $1.2 million for the first quarter of 2012 and 2011, respectively. We sold $33.4 million in SBA loans to the secondary market during the first quarter of 2012. We posted a net gain on sale of securities available-for-sale of $816 thousand in the first quarter of 2012. This compares with none in first quarter 2011. This included sale of a relatively illiquid trust preferred security which had been marked to market in a prior period. We had no sales of securities in first quarter 2011.

The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,160	$1,497	$1,663	111.1%
International service fees	1,224	570	654	114.7%
Loan servicing fees, net	1,337	463	874	188.8%
Wire transfer fees	741	322	419	130.1%
Other income and fees	1,340	507	833	164.3%
Net gains on sales of SBA loans	2,963	1,160	1,803	155.4%
Net gains on sales and calls of securities available for sale	816	0	816	100.0%
Net valuation losses on interest rate contracts	3	(11)	14	-127.3%
Net gains (losses) on sales of OREO	61	2	59	2,950.0%

Total non-interest income	$11,645	$4,510	$7,135	158.2%

Non-interest Expense

Non-interest expense for the first quarter of 2012 was $30.4 million, an increase of $13.7 million, or 82%, from $16.7 million for the same period of last year. The increase largely reflected the combined operations of new BBCN.

Salaries and benefits expense increased $6.9 million, or 97%, to $14.1 million for the first quarter of 2012, compared to $7.2 million for the same period of 2011. The increase was due to an increase in the number of full-time equivalent (FTE) employees, which increased to 661 at March 31, 2012 from 376 at March 31, 2011. Occupancy expense for the first quarter of 2012 rose 50% to $3.6 million from $2.4 million for the same period of 2011 due to the increase in the number of branches from 23 pre-merger to 44 post-merger.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$14,079	$7,154	$6,925	96.8%
Occupancy	3,646	2,437	1,209	49.6%
Furniture and equipment	1,218	935	283	30.3%
Advertising and marketing	1,458	579	879	151.8%
Data processing and communications	1,611	983	628	63.9%
Professional fees	613	709	(96)	(13.5)%
FDIC assessment	1,037	1,289	(252)	(19.6)%
Credit related expenses	2,180	744	1,436	193.0%
Merge and integration expenses	1,773	511	1,262	247.0%
Other	2,820	1,354	1,466	108.3%

Total non-interest expense	$30,435	$16,695	$13,740	82.3%

Provision for Income Taxes

Income tax expense was $15.5 million and $4.7 million for the first quarter ended March 31, 2012 and 2011, respectively. The effective income tax rate for the quarters ended March 31, 2012 and 2011 was 39.4% and 41.0%, respectively. The lower effective tax rate during the first quarter of 2012 compared to 2011 was primarily due to an increase in the Federal affordable housing tax credits, California enterprise zone hiring credits, California enterprise zone loan interest deductions.

Financial Condition

At March 31, 2012, our total assets were $5.18 billion, an increase of $9.9 million from $5.17 billion at December 31, 2011.

Investment Securities Portfolio

As of March 31, 2012, we had $697.8 million in available-for-sale securities, compared to $740.9 million of such securities at December 31, 2011. The net unrealized gain on the available-for sale securities at March 31, 2012 was $14.0 million, compared to a net unrealized gain on such securities of $15.2 million at December 31, 2011. During the three months ended March 31, 2012, no securities was purchased, $38.6 million in mortgage related securities were paid down, and $0.8 million in securities were either called or matured. We sold $1.0 million corporate trust preferred security acquired from Center Financial, and recognized a gain of $0.8 million. No securities were sold during the same period of last year,.

Loan Portfolio

As of March 31, 2012, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale, was $3.737 billion, a decrease of $2 million from $3.739 billion at December 31, 2011. Total loan originations during the three months ended March 31, 2012 was $167.6 million, including SBA loan originations of $34.6 million, compared to $88.1 million during the same period of 2011.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan type at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
		(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$1,995	0%	$2,043	0%
Commercial & industrial	2,626,530	70%	2,631,880	70%
Construction	48,064	1%	44,756	1%
Total real estate loans	2,676,589	72%	2,678,679	73%
Commercial business	846,307	23%	849,576	23%
Trade finance	152,704	4%	146,684	4%
Consumer and other	64,095	2%	66,631	2%

Total loans outstanding	3,739,695	100%	3,741,570	100%

Less: deferred loan fees	(2,496)		(2,744)

Gross loans receivable	3,737,199		3,738,826
Less: allowance for loan losses	(62,309)		(61,952)

Loans receivable, net	$3,674,890		$3,676,874

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $73.3 million at March 31, 2012 and $81.6 million at December 31, 2011. SBA loans included in commercial and industrial real estate loans were $139.9 million at March 31, 2012 and $152.5 million at December 31, 2011.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loan commitments	$534,070	$458,096
Standby letters of credit	33,039	29,028
Other commercial letters of credit	58,938	49,457

	$626,047	$536,581

Nonperforming Assets

Nonperforming assets, which include non-accrual loans, loans past due 90 days or more and accruing, restructured loans, and other real estate owned, were $87.7 million at March 31, 2012, compared to $73.8 million at December 31, 2011. The increase in the dollar amount of non-performing loans primarily reflects three commercial real estate (CRE) loans, aggregating $9.9 million, which were placed on non-accrual status and three loans, two CRE and one C&I, totaling $5.4 million, which were restructured. The ratio of nonperforming assets to gross loans plus OREO was 2.34% and 1.97% at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$39,935	$31,212
Delinquent loans 90 days or more on accrual status	18,257	16,169
Accruing restructured loans	23,888	18,775
Total Nonperforming Loans	82,080	66,156
Other real estate owned	5,641	7,625

Total Nonperforming Assets	$87,721	$73,781

Nonperforming loans to total gross loans, excluding loans held for sale	2.19%	1.77%
Nonperforming assets to gross loans plus OREO	2.34%	1.97%
Nonperforming assets to total assets	1.70%	1.43%
Allowance for loan losses to non-performing loans	75.97%	123.94%
Allowance for loan losses to non-performing assets	71.08%	83.97%

Allowance for Loan Losses

The allowance for loan losses was $62.3 million at March 31, 2012, compared to $62.0 million at December 31, 2011. We recorded a provision for loan losses of $2.6 million during the three months ended March 31, 2012, compared to $5.3 million for the same period of 2011. The allowance for loan losses was 1.67% of gross loans at March 31, 2012 and 1.66% of gross loans at December 31, 2011. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $99.8 million and $82.1 million as of March 31, 2012 and December 31, 2011, respectively, with specific allowances of $16.5 million and $18.0 million, respectively. The $17.7 million increase in impaired loans by from December 31, 2011 to March 31, 2012 was due primarily to three CRE loans, aggregating $9.9 million, which were placed on non-accrual status and three loans, two CRE and one C&I, totaling $5.4 million, which were restructured.

The following table reflects our allocation of the allowance for loan and lease losses (“ALLL”) by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2012		December 31, 2011
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate - Residential	$9	0%	$9	0%
Real estate - Commercial	36,703	70%	38,307	70%
Real estate - Construction	640	1%	724	1%
Commercial business	22,108	23%	20,681	23%
Trade finance	1,839	4%	1,786	4%
Consumer and other	1,010	2%	445	2%

Total	$62,309	100%	$61,952	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans, which are accounted for under the amortized cost method (referred to as “legacy” loans) and loans acquired from Center (referred to as “acquired” loans). The acquired loans were further segregated between credit impaired loans (ASC 310-30 loans) and performing loans (pass graded loans acquired from Center in the merger). The activity in the ALLL for the three months ended March 31, 2012 is as follows:

	Acquired Loans (2)
	Legacy Loans (1)	Credit Impaired Loans	Performing Loans	Total
Balance, beginning of period	$61,952	$0	$0	$61,952
Provision for loan losses	835	814	951	2,600
Loans charged off	(3,296)	0	(86)	(3,382)
Recoveries of charged offs	742	0	397	1,139

Balance, end of period	60,233	814	1,262	62,309

Gross loans, net of deferred loan fees and costs	$2,507,789	170,837	1,058,573	$3,737,199
Loss coverage ratio	2.40%	0.48%	0.12%	1.67%

(1)	Legacy Loans includes acquired loans that have been renewed or refinanced after the merger.
(2)	Acquired loans were marked to fair value at the acquisition date, and provisions for loan losses reflect credit deterioration since the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and certain other ratios as of the dates and for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
LOANS
Average gross loans receivable, including loans held for sale (net of deferred fees)	$3,777,495	$2,167,739

Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	$3,737,199	$2,139,933

ALLOWANCE:
Balance-beginning of period	$61,952	$62,320
Less: Loan charge-offs:
Residential real estate	0	0
Commercial & industrial real estate	(1,934)	(2,389)
Construction	0	(693)
Commercial business loans	(1,422)	(2,113)
Trade finance	0	0
Consumer and other loans	(26)	(115)

Total loans charged off	(3,382)	(5,310)

Plus: Loan recoveries
Commercial & industrial real estate	323	234
Commercial business loans	792	659
Consumer and other loans	24	175

Total loans recoveries	1,139	1,068

Net loan charge-offs	(2,243)	(4,242)

Provision for loan losses	2,600	5,262

Balance-end of period	$62,309	$63,340

Net loan charge-offs to average gross loans, including loans held for sale (net of deferred fees) *	0.24%	0.78%
Allowance for loan losses to gross loans at end of period	1.67%	2.96%
Net loan charge-offs to beginning allowance *	14.48%	27.23%
Net loan charge-offs to provision for loan losses	86.27%	80.62%

*	Annualized

We believe the allowance for loan losses as of March 31, 2012 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.

Deposits and Other Borrowings

Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2012, our deposits had decreased by $20 million, or 1%, to $3.92 billion from $3.94 billion at December 31, 2011. Retail deposits totaled $3.55 billion at March 31, 2012, a decrease of $6 million from $3.56 billion at December 31, 2011. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $1.43 billion at March 31, 2012, a decrease of $1.7 million from $1.44 billion at December 31, 2011.

At March 31, 2012, 25.8% of total deposits were non-interest bearing demand deposits, 37.6% were time deposits and 36.6% were interest bearing demand and savings deposits. By comparison, at December 31, 2011, 25.0% of total deposits were non-interest bearing demand deposits, 38.6% were time deposits, and 36.4% were interest bearing demand and saving deposits.

At March 31, 2012, we had $66.5 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $80.7 million and $300.0 million of such deposits at December 31, 2011, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.09% at March 31, 2012 and were collateralized with securities with a carrying value of $347.6 million. The weighted average interest rate for brokered deposits was 0.33% at March 31, 2012.

The following is a schedule of CD maturities as of March 31, 2012:

Maturity Schedule of Time Deposits

(in thousands)

		Weighted Average
Quarter Ending	Balance*	Interest Rate
June 30, 2012	$551,705	0.55%
September 30, 2012	232,391	1.10%
December 31, 2012	244,836	1.28%
March 31, 2013	258,822	1.21%

Total one year or less	1,287,754	0.92%
Over one year	187,491	1.25%

Total time deposits	$1,475,245	0.96%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.

At March 31, 2012, we had $332.1 million of FHLB advances with average remaining maturities of 1.1 years, compared to $344.4 million with average remaining maturities of 1.3 years at December 31, 2011. The weighted average rate, including the acquisition accounting adjustments was 1.85% and 1.93% at March 31, 2012 and at December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, six wholly-owned subsidiary grantor trusts (“Trusts”) established by us had issued $56 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.

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

Traditional off-balance-sheet credit-related financial instruments are primarily commitments to extend credit and standby letters of credit. These activities could require us to make cash payments to third parties if certain specified future events occur. The contractual amounts represent the extent of our exposure in these off-balance-sheet activities. However, since certain off-balance-sheet commitments, particularly standby letters of credit, are expected to expire or be only partially used, the total amount of commitments does not necessarily represent future cash requirements. These activities are necessary to meet the financing needs of our customers.

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

Our leased banking facilities and equipment are leased under non-cancelable operating leases under which we must make monthly payments over periods up to 20 years.

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

Total stockholders’ equity was $818.2 million at March 31, 2012 compared to $795.9 million at December 31, 2011. The increase was primarily due to net income to common stockholders of $22.1 million for the three months ended March 31, 2012. Our ratio of tangible common equity to tangible assets was 11.86% at March 31, 2012, compared to 11.42% at December 31, 2011. The increase was attributable to the increase in stockholders’ equity.

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

At March 31, 2012, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $759.8 million, compared to $733.3 million at December 31, 2011, representing an increase of $26.5 million, or 4%. This increase was primarily due to the net income available to common stockholders of $22.1 million for the three months ended March 31, 2012. At March 31, 2012, the total capital to risk-weighted assets ratio was 20.11% and the Tier I capital to risk-weighted assets ratio was 18.85%. The Tier I leverage capital ratio was 15.08%.

As of March 31, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of March 31, 2012 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier I capital to total assets	$759,784	15.1%	N/A	N/A
Tier I risk-based capital ratio	$759,784	18.9%	N/A	N/A
Total risk-based capital ratio	$810,404	20.1%	N/A	N/A
BBCN Bank
Tier I capital to total assets	$695,618	13.8%	$251,858	5.0%	$443,760	8.8%
Tier I risk-based capital ratio	$695,618	17.3%	$241,630	6.0%	$453,988	11.3%
Total risk-based capital ratio	$746,199	18.5%	$402,717	10.0%	$343,482	8.5%

	As of December 31, 2011 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier I capital to total assets	$733,319	19.8%	N/A	N/A
Tier I risk-based capital ratio	$733,319	18.2%	N/A	N/A
Total risk-based capital ratio	$784,054	19.4%	N/A	N/A
BBCN Bank
Tier I capital to total assets	$670,855	18.1%	$185,048	5.0%	$485,807	13.1%
Tier I risk-based capital ratio	$670,855	16.6%	$242,168	6.0%	$428,687	10.6%
Total risk-based capital ratio	$721,551	17.9%	$403,613	10.0%	$317,938	7.9%

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

Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank Discount Window. These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans and the liquidation or sale of securities from our available for sale portfolio. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

At March 31, 2012, our total borrowing capacity from the Federal Home Loan Bank of San Francisco was $1.2 billion, of which $$907 million was unused and available to borrow. At March 31, 2012, our total borrowing capacity from the Federal Reserve Bank was $472 million, of which $472 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $735.2 million at March 31, 2012 compared to $689.8 million at December 31, 2011. Cash and cash equivalents, including federal funds sold were $365.7 million at March 31, 2012 compared to $300.1 million at December 31, 2011. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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

Interest Rate Risk

Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset Liability Committee of the Board (“ALCO”) and to the Asset and Liability Management Committee (“ALM”), which is composed of Nara Bank’s senior executives and other designated officers.

Market risk is the risk of adverse impacts on our future earnings, the fair values of our assets and liabilities, or our future cash flows that may result from changes in the price of a financial instrument. The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALM meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities . Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.

Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2012, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.

The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	March 31, 2012		December 31, 2011
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	10.53%	0.55%	5.46%	(4.61)%
+ 100 basis points	5.29%	0.68%	2.91%	(1.84)%
- 100 basis points	0.08%	3.47%	0.77%	4.57%
- 200 basis points	0.32%	7.28%	0.83%	8.58%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

See “Index to Exhibits”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date: May 10, 2012	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date: May 10, 2012	/s/ Philip E. Guldeman
Philip E. Guldeman
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6	Certificate of Merger, filed with the Delaware Secretary of State on November 30, 2011*

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 5.1 filed with the SEC on February 1, 2012, SEC file number 000-50245)

10.1	Amendment No. 2 to Agreement and Plan of Merger, dated as of July 6, 2011, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on July 7, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith