Form 10-Q
period 2012-06-30
BBCN BANCORP INC
filed 2012-08-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission File Number: 000-50245
______________________________________________
BBCN BANCORP, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3731 Wilshire Boulevard, Suite 1000, Los Angeles, California	90010
(Address of Principal executive offices)	(ZIP Code)
(213) 639-1700
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of June 30, 2012, there were 78,014,107 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$74,675	$81,785
Interest-earning deposit at Federal Reserve Bank	104,946	217,800
Federal funds sold	0	525
Total cash and cash equivalents	179,621	300,110
Term federal funds sold, original maturities more than 90 days	0	40,000
Securities available for sale, at fair value	666,852	740,920
Loans held for sale, at the lower of cost or fair value	32,590	42,407
Loans receivable, net of allowance for loan losses (June 30, 2012 - $65,505; December 31, 2011 - $61,952)	3,809,033	3,676,874
Other real estate owned, net	6,712	7,624
Federal Home Loan Bank ("FHLB") stock, at cost	24,778	27,373
Premises and equipment, net of accumulated depreciation and amortization (June 30, 2012 - $20,275; December 31, 2011 - $19,018)	21,805	20,913
Accrued interest receivable	12,062	13,439
Deferred tax assets, net	64,780	72,604
Customers’ liabilities on acceptances	11,206	10,515
Bank owned life insurance	43,119	42,514
Investments in affordable housing partnerships	14,161	15,367
Goodwill	89,882	90,473
Other intangible assets, net	3,636	4,276
Prepaid FDIC insurance	8,782	9,720
FDIC loss share receivable	9,287	10,819
Other assets	51,099	40,656
Total assets	$5,049,405	$5,166,604

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$1,064,013	$984,350
Interest bearing:
Money market and NOW accounts	1,143,329	1,237,378
Savings deposits	183,087	198,063
Time deposits of $100,000 or more	834,719	759,923
Other time deposits	657,532	761,178
Total deposits	3,882,680	3,940,892
Federal Home Loan Bank borrowings	371,143	344,402
Subordinated debentures	41,772	52,102
Accrued interest payable	5,924	6,519
Acceptances outstanding	11,206	10,515
Other liabilities	21,219	16,235
Total liabilities	4,333,944	4,370,665
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 122,000 shares as of December 31, 2011
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 67,000 shares at December 31, 2011, net, with a liquidation preference of $67,428,000 at December 31, 2011	0	65,158
Series B, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 55,000 shares at December 31, 2011, net, with a liquidation preference of $55,229,000 at December 31, 2011	0	54,192
Common stock, $0.001 par value; authorized, 150,000,000 shares at June 30, 2012 and December 31, 2011; issued and outstanding, 78,014,107 and 77,984,252 shares at June 30, 2012 and December 31, 2011, respectively	78	78
Additional Paid-in Capital	525,985	524,644
Retained earnings	180,567	142,909
Accumulated other comprehensive income, net	8,831	8,958
Total stockholders’ equity	715,461	795,939
Total liabilities and stockholders’ equity	$5,049,405	$5,166,604

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$62,504	$33,150	$125,923	$66,235
Interest on securities	4,249	3,965	9,158	7,895
Interest on federal funds sold and other investments	190	179	417	358
Total interest income	66,943	37,294	135,498	74,488
INTEREST EXPENSE:
Interest on deposits	5,245	5,090	10,648	10,221
Interest on FHLB advances	1,603	2,412	3,229	4,984
Interest on other borrowings	593	461	1,260	1,069
Total interest expense	7,441	7,963	15,137	16,274
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	59,502	29,331	120,361	58,214
PROVISION FOR LOAN LOSSES	7,182	10,047	9,782	15,309
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	52,320	19,284	110,579	42,905
NON-INTEREST INCOME:
Service fees on deposit accounts	3,269	1,413	6,429	2,910
International service fees	1,403	669	2,627	1,239
Loan servicing fees, net	810	418	2,147	881
Wire transfer fees	775	348	1,516	670
Other income and fees	1,354	557	2,694	1,064
Net gains on sales of SBA loans	2,463	4,354	5,426	5,514
Net gains on sales of other loans	146	0	146	0
Net gains on sales and calls of securities available for sale	0	6	816	6
Net valuation gains (losses) on interest rate swaps and caps	10	(106)	13	(117)
Net gains (losses) on sales of OREO	(8)	25	53	27
Total non-interest income	10,222	7,684	21,867	12,194
NON-INTEREST EXPENSE:
Salaries and employee benefits	14,658	7,625	28,737	14,779
Occupancy	4,232	2,445	7,878	4,882
Furniture and equipment	1,468	934	2,686	1,869
Advertising and marketing	1,525	594	2,983	1,173
Data processing and communications	1,573	923	3,184	1,906
Professional fees	1,069	769	1,682	1,478
FDIC assessments	51	877	1,088	2,166
Credit related expenses	2,290	1,004	4,470	1,748
Merger and integration expense	1,348	381	3,121	892
Other	2,863	1,334	5,683	2,688
Total non-interest expense	31,077	16,886	61,512	33,581
INCOME BEFORE INCOME TAX PROVISION	31,465	10,082	70,934	21,518
INCOME TAX PROVISION	12,101	3,764	27,636	8,454
NET INCOME	$19,364	$6,318	$43,298	$13,064
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(3,771)	$(1,075)	$(5,640)	$(2,150)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,593	$5,243	$37,658	$10,914
EARNINGS PER COMMON SHARE
Basic	$0.20	$0.14	$0.48	$0.29
Diluted	$0.20	$0.14	$0.48	$0.29
See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$19,364	$6,318	$43,298	$13,064
Other comprehensive income (loss):
Unrealized gain on securities available for sale and interest only strips	809	3,384	493	3,127
Reclassification adjustments for gains realized in income	0	(6)	(816)	(6)
Tax expense (benefit)	269	1,318	(209)	1,224
Change in unrealized gain on securities available for sale and interest only strips	540	2,060	(114)	1,897

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	(11)	(11)	(22)	(22)
Tax benefit	(5)	(4)	(9)	(9)
Change in unrealized gain on interest-rate caps	(6)	(7)	(13)	(13)

Total other comprehensive gain (loss)	534	2,053	(127)	1,884
Total comprehensive income	$19,898	$8,371	$43,171	$14,948

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

		Common Stock
	Preferred Stock	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2011	$64,203	37,983,027	$38	$171,364	$120,361	$2,597
Issuance of additional shares pursuant to various stock plans		114,300		524
Tax effects of stock plans				139
Stock-based compensation				39
Preferred stock cash dividends accrued (5%)					(1,674)
Accretion of preferred stock discount	476				(476)
Comprehensive income:
Net income					13,064
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						1,892
Change in unrealized gain on interest-only strips, net of tax						5
Change in unrealized gain (loss) on interest rate swaps, net of tax						(13)
BALANCE, JUNE 30, 2011	$64,679	38,097,327	$38	$172,066	$131,275	$4,481

BALANCE, JANUARY 1, 2012	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		29,855		200
Tax effects of stock plans
Stock-based compensation				1,141
Preferred stock cash dividends accrued (5%)					(2,990)
Accretion of preferred stock discount	2,650				(2,650)
Comprehensive income:
Net income					43,298
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						(141)
Change in unrealized gain on interest-only strips, net of tax						27
Change in unrealized gain (loss) on interest rate swaps, net of tax						(13)
BALANCE, JUNE 30, 2012	$0	78,014,107	$78	$525,985	$180,567	$8,831

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,298	$13,064
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(14,353)	4,329
Stock-based compensation expense	1,141	39
Provision for loan losses	9,782	15,309
Valuation adjustment of loans held for sale	668	35
Valuation adjustment of OREO	1,067	105
Proceeds from sales of loans	88,822	65,602
Originations of loans held for sale	(73,003)	(43,007)
Net gains on sales of SBA and other loans	(6,014)	(5,514)
Net change in bank owned life insurance	(605)	(372)
Net gains on sales and calls of securities available for sale	(816)	(6)
Net gains on sales of OREO	(53)	(27)
Net valuation (gains) losses on interest rate swaps and caps	(13)	117
Change in accrued interest receivable	1,377	579
Change in deferred income taxes	7,604	5,131
Change in prepaid FDIC insurance	938	2,056
Change in investments in affordable housing partnership	1,206	0
Change in FDIC loss share receivable	1,781	0
Change in other assets	(10,384)	(12,008)
Change in accrued interest payable	(595)	(1,448)
Change in other liabilities	6,421	(2,676)
Net cash provided by operating activities	58,269	41,308
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(128,519)	(95,082)
Proceeds from sales of securities available for sale	1,883	0
Proceeds from sales of OREO	3,160	2,238
Proceeds from matured term federal funds	100,000	0
Proceeds from sales of equipment	3	0
Purchase of premises and equipment	(3,494)	(586)
Purchase of securities available for sale	(15,457)	(19,808)
Purchase of Federal Reserve Bank stock	0	(5)
Redemption of Federal Home Loan Bank Stock	2,595	1,432
Purchase of term federal funds	(60,000)	0
Proceeds from matured, called, or paid-down securities available for sale	84,735	76,143
Net cash used in investing activities	(15,094)	(35,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(56,693)	56,066
Net change in secured borrowings	0	(11,758)
Redemption of subordinated debenture	(10,400)	0
Redemption of preferred stock	(122,000)	0
Payment of cash dividends on Preferred Stock	(3,647)	(1,674)
Proceeds from FHLB borrowings	125,000	0
Repayment of FHLB borrowings	(96,124)	(50,000)
Issuance of additional stock pursuant to various stock plans	200	524
Net cash used in financing activities	(163,664)	(6,842)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(120,489)	(1,202)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300,110	172,331
CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,621	$171,129
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$15,732	$17,722
Income taxes paid	$19,022	$15,169
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to other real estate owned	$3,262	$5,139
Transfer from loan receivables to loans held for sale	$656	$17,309
Non-cash goodwill adjustment, net	$591	0
See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp", on a parent-only basis, and "Company," "we" or "our" on a consolidated basis), formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank ("BBCN Bank" or "the Bank"), formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, we merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrent with the merger, Nara Bancorp, Inc. ("Nara") changed its name to "BBCN Bancorp, Inc." At the bank level, Nara Bank merged into Center Bank, and concurrent with the merger, Center Bank changed its name to "BBCN Bank." The Bank has branches in California, the New York metropolitan area, New Jersey, Washington and Chicago as well as loan production offices in Dallas, Seattle and Denver.

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
We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at June 30, 2012 and the results of our operations for the three and six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

3.	Center Merger
On November 30, 2011, the merger of Center and Nara (the "Merger") was completed. Pursuant to the merger agreement, holders of Center common stock received 0.7805 of a share of common stock of BBCN for each share of Center common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares, resulting in our issuance of approximately 31.2 million shares of Company common stock, with a Merger date fair value of $292 million. Outstanding Center stock options and restricted stock awards were converted into stock options with respect to shares of BBCN common stock or shares of BBCN common stock, respectively, with appropriate adjustments to reflect the exchange ratio.
The Merger was accounted for by BBCN using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the assets and liabilities of Center were recorded at their respective fair values and represent management's estimates based on available information. Through the Merger, we acquired Center Bank's 21 full-service branch offices as well as two Loan Production Offices, $326 million in cash, loans with a fair value of $1.4 billion, deposits with a fair value of $1.8 billion, and borrowings with a fair value of $149 million. Goodwill of approximately $88 million was initially recorded in conjunction with the transaction. The goodwill arising from the merger is intangible future benefit to the

Company of acquiring Center Financial, thereby creating a platform for future operations, strengthening our presence in the primary existing markets in Southern California, expanding our national presence through the addition of Center's offices in Chicago, Seattle and Northern California, and realizing annual cost synergies. The results of Center's operations are included in our Consolidated Statements of Income from the date of merger.
The change in goodwill during the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Beginning of period	$89,882	$2,509	$90,473	$2,509
Adjustment	0	0	(591)	0
Impairment	0	0	0	0
End of period	$89,882	$2,509	$89,882	$2,509

The goodwill arising from the Merger was reduced by a net $591 thousand to $87.4 million due to adjustments of certain acquisition date fair value asset and liability estimates during first quarter 2012.  There are a number of estimates made in the acquisition accounting as of the acquisition date that may be subject to revisions during the subsequent one-year measurement period.  Due to the immateriality of the revision amount, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustments in first quarter 2012. Goodwill is not amortized for book purposes and is not deductible for tax purposes.

Direct costs related to the Merger were expensed as incurred. During the three months ended June 30, 2012, we incurred $1.3 million in merger and integration expenses, including $0.5 million in salaries and benefits and $0.9 million in professional fees. During the three months ended June 30, 2011, we incurred $381 thousand in merger and integration expenses. During the six months ended June 30, 2012, we incurred $3.1 million in merger and integration expenses, including $1.1 million in salaries and benefits and $2.0 million in professional fees. During the six months ended June 30, 2011, we incurred $892 thousand in merger and integration expenses.

4.	Stock-Based Compensation

The Company has a stock-based incentive plan, the 2007 BBCN Bancorp Equity Incentive Plan (“2007 Plan”). The 2007 Plan, approved by our stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either “incentive stock options” (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
Concurrent with the merger, Center's stock-based incentive plan the Center Financial Corporation 2006 Stock Incentive Plan, adopted April 12, 2006, as amended and restated June 13, 2007 ("2006 Plan") converted the outstanding share awards of 585,860 shares and 2,443,513 shares available for future grants at November 30, 2011 at an exchange ratio of 0.7805.

The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The options prices of all options granted under the 2006 Plan must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the non-employee directors vest at the rate of 33% per year. All options not exercised generally expire ten years after the date of grant.
From both 2007 and 2006 plans, 2,630,451 shares were available for future grants as of June 30, 2012.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	830,011	$16.35
Granted	0	0
Exercised	(28,639)	7.11
Forfeited	0	0
Outstanding - June 30, 2012	801,372	$16.68	5.94	$584,000
Options exercisable - June 30, 2012	791,146	$16.66	5.89	$584,000
Unvested options expected to vest after June 30, 2012	10,226	$18.63	9.42	$0

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the six months ended June 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2012	52,480	$7.42
Granted	497,710	10.42
Vested	(2,000)	8.52
Forfeited	0	0
Outstanding - June 30, 2012	548,190	$10.21	9.52

The total fair value of performance units vested for the six months ending June 30, 2012 and 2011 was $22 thousand and $79 thousand, respectively.
The amount charged against income, before income tax benefit of $308 thousand and $5 thousand, in relation to the stock-based payment arrangements, was $743 thousand and $12 thousand for the three months ending June 30, 2012 and 2011, respectively. The amount charged against income, before income tax benefit of $477 thousand and $16 thousand, in relation to the stock-based payment arrangements, was $1.1 million and $39 thousand for the six months ending June 30, 2012 and 2011, respectively. At June 30, 2012, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $4.3 million, and is expected to be recognized over a remaining weighted average vesting period of 1.69 years.
The estimated annual stock-based compensation expense as of June 30, 2012 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2012	$1,480
For the year ended December 31:
2013	1,413
2014	666
2015	645
2016	102
2017	7
Total	$4,313

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2012 and 2011, stock options and restricted shares awards for approximately 564 thousand shares and 190 thousand shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2012 and 2011, stock options and restricted shares awards for approximately 564 thousand and 150 thousand of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 337,000 shares of common stock (related to the TARP Capital Purchase Plan) were also antidilutive and excluded for the three and six months ended June 30, 2012. Warrants to purchase 337,000 shares of common stock (related to the TARP Capital Purchase Plan) were excluded for the three and six months ended June 30, 2011.
The following table shows the computation of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30,
	2012			2011
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income as reported	$19,364			$6,318
Less: preferred stock dividends and accretion of preferred stock discount	(3,771)			(1,075)
Basic EPS - common stock	$15,593	78,007,270	$0.20	$5,243	38,047,371	$0.14
Effect of Dilutive Securities:
Stock Options and Performance Units		79,063			34,652
Common stock warrants		55,194			0
Diluted EPS - common stock	$15,593	78,141,527	$0.20	$5,243	38,082,023	$0.14

	For the six months ended June 30,
	June 30, 2012			June 30, 2011
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(Dollars in thousands, except share and per share data)
Net income as reported	$43,298			$13,064
Less: preferred stock dividends and accretion of preferred stock discount	(5,640)			(2,150)
Basic EPS - common stock	$37,658	77,997,305	$0.48	$10,914	38,017,473	$0.29
Effect of Dilutive Securities:
Stock Options and Performance Units		75,621			62,177
Common stock warrants		48,333			0
Diluted EPS - common stock	$37,658	78,121,259	$0.48	$10,914	38,079,650	$0.29

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$0	$0	$0	$0
GSE collateralized mortgage obligations*	189,221	4,335	(25)	193,531
GSE mortgage-backed securities*	439,123	10,967	(245)	449,845
Trust preferred security	4,494	0	(1,112)	3,382
Municipal bonds	4,507	551	0	5,058
Total debt securities	637,345	15,853	(1,382)	651,816
Mutual funds - GSE mortgage related securities	14,710	326	0	15,036
	$652,055	$16,179	$(1,382)	$666,852
	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$300	$0	$0	$300
GSE collateralized mortgage obligations*	222,400	5,480	(44)	227,836
GSE mortgage-backed securities*	477,555	10,322	(123)	487,754
Trust preferred securities	5,532	0	(1,184)	4,348
Municipal bonds	5,257	507	0	5,764
Total debt securities	711,044	16,309	(1,351)	726,002
Mutual funds - GSE mortgage related securities	14,710	227	(19)	14,918
	$725,754	$16,536	$(1,370)	$740,920
 * Government Sponsored Enterprises (GSE) investments are backed by GNMA, FNMA and FHLMC, and are all residential based investments.
As of June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds	$0	$0	$1,883	$0
Gross gains	0	0	816	0
Gross losses	0	0	0	0

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$0	$0
Due after one year through five years	340	359
Due after five years through ten years	2,480	2,791
Due after ten years	6,181	5,290
GSE collaterized mortgage obligations	189,221	193,531
GSE mortgage-backed securities	439,123	449,845
Mutual funds - GSE mortgage related securities	14,710	15,036
	$652,055	$666,852

Securities with carrying values of approximately $380.9 million and $425.5 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At June 30, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	3	$6,879	$(25)	0	$0	$0	3	$6,879	$(25)
GSE mortgage-backed securities	5	35,691	(217)	1	3,956	(28)	6	39,647	(245)
Trust preferred security	0	0	0	1	3,382	(1,112)	1	3,382	(1,112)
Mutual funds - GSE mortgage related security	0	0	0	0	0	0	0	0	0
	8	$42,570	$(242)	2	$7,338	$(1,140)	10	$49,908	$(1,382)

	At December 31, 2011
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	2	$3,305	$(28)	1	$14,007	$(16)	3	$17,312	$(44)
GSE mortgage-backed securities	5	38,082	(123)	0	0	0	5	38,082	(123)
Trust Preferred security	0	0	0	1	3,303	(1,184)	1	3,303	(1,184)
Mutual funds - GSE mortgage related security	1	5,229	(19)	0	0	0	1	5,229	(19)
	8	$46,616	$(170)	2	$17,310	$(1,200)	10	$63,926	$(1,370)

We evaluate securities for other-than-temporary-impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value of the securities has been less than our cost for the securities, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The trust preferred security at June 30, 2012 has an amortized cost of $4.5 million and an unrealized loss of $1.1 million at June 30, 2012. The trust preferred security is scheduled to mature in May 2047, with a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at June 30, 2012 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the trust preferred security been paid as agreed and management believes this will continue in the future and the trust preferred security will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the trust preferred security at June 30, 2012.
We consider the losses on our investments in an unrealized loss position at June 30, 2012 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2012	December 31, 2011
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$1,931	$2,043
Commercial & industrial	2,717,924	2,631,880
Construction	43,365	44,756
Total real estate loans	2,763,220	2,678,679
Commercial business	877,405	849,576
Trade finance	175,638	146,684
Consumer and other	60,732	66,631
Total loans outstanding	3,876,995	3,741,570
Less: deferred loan fees	(2,457)	(2,744)
Gross loans receivable	3,874,538	3,738,826
Less: allowance for loan losses	(65,505)	(61,952)
Loans receivable, net	$3,809,033	$3,676,874

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between our loans accounted for under the amortized cost method (referred to as "legacy" loans) and loans acquired (referred to as "acquired" loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. The acquired loans are further segregated between Credit Impaired Loans (ASC 310-30, Loans Acquired with the Credit Deterioration) and Performing Loans (pass graded loans acquired from Center at the time of merger). The following table presents the outstanding principal balance and the related carrying amount of the acquired loans included in our Consolidated Statements of Condition at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Outstanding principal balance	$1,200,216	$1,458,133
Carrying amount	1,110,669	1,347,524

The following table presents changes in the accretable discount on the acquired Credit Impaired Loans in the merger for three and six months ended June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of period	$29,788	$0	$31,999	$0
Accretion	(3,890)	0	(7,451)	0
Changes in expected cash flows	(2,932)	0	(1,582)	0
Balance at end of period	$22,966	$0	$22,966	$0

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 is as follows:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2012
Balance, beginning of period	$35,809	$21,591	$1,823	$1,010	$1,543	$517	$16	$0	$62,309
Provision (credit) for loan losses	2,650	588	1,341	569	895	440	624	75	7,182
Loans charged off	(2,330)	(1,534)	0	(482)	(155)	(590)	(300)	(218)	(5,609)
Recoveries of charged offs	1,108	235	0	18	0	30	0	232	1,623
Balance, end of period	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505
Six Months Ended June 30, 2012
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952
Provision (credit) for loan losses	1,333	2,215	1,318	1,118	2,149	917	640	92	9,782
Loans charged off	(4,264)	(2,896)	0	(483)	(169)	(637)	(300)	(243)	(8,992)
Recoveries of charged offs	1,128	880	60	35	303	117	0	240	2,763
Balance, end of period	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505

The activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 is as follows:

	Legacy				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2011
Balance, beginning of period	$40,910	$21,771	$170	$489	$63,340
Provision (credit) for loan losses	10,394	(239)	18	(126)	10,047
Loans charged off	(12,752)	(2,431)	0	(8)	(15,191)
Recoveries of charged offs	511	957	0	32	1,500
Balance, end of period	$39,063	$20,058	$188	$387	$59,696
Six Months Ended June 30, 2011
Balance, beginning of period	$36,563	$24,930	$192	$635	$62,320
Provision (credit) for loan losses	17,589	(1,944)	(4)	(332)	15,309
Loans charged off	(15,834)	(4,544)	0	(123)	(20,501)
Recoveries of charged offs	745	1,616	0	207	2,568
Balance, end of period	$39,063	$20,058	$188	$387	$59,696

The following table disaggregates the allowance for loan losses and the loans receivables by impairment methodology at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,735	$6,919	$57	$0	$368	$121	$0	$0	$13,200
Collectively evaluated for impairment	31,502	13,961	3,107	1,115	(4)	276	340	89	50,386
Loans acquired with credit deterioration	0	0	0	0	1,919	0	0	0	1,919
Total	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505

Loans outstanding:
Individually evaluated for impairment	$48,694	$23,581	$4,970	$136	$12,039	$1,949	$0	$0	$91,369
Collectively evaluated for impairment	1,896,017	606,281	159,289	27,358	700,593	191,281	9,783	30,065	3,620,667
Loans acquired with credit deterioration	0	0	0	0	105,877	54,313	1,596	3,173	164,959
Total	$1,944,711	$629,862	$164,259	$27,494	$818,509	$247,543	$11,379	$33,238	$3,876,995

	December 31, 2011
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$10,525	$7,168	$342	$0	$0	$0	$0	$0	$18,035
Collectively evaluated for impairment	28,515	13,513	1,444	445	0	0	0	0	43,917
Loans acquired with credit deterioration	0	0	0	0	0	0	0	0	0
Total	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952

Loans outstanding:
Individually evaluated for impairment	$51,752	$25,150	$4,997	$150	$0	$0	$0	$0	$82,049
Collectively evaluated for impairment	1,694,483	507,841	97,013	12,660	824,786	250,050	43,327	50,003	3,480,163
Loans acquired with credit deterioration	0	0	0	0	107,658	66,535	1,347	3,818	179,358
Total	$1,746,235	$532,991	$102,010	$12,810	$932,444	$316,585	$44,674	$53,821	$3,741,570
As of June 30, 2012 and December 31, 2011, we had a liability for unfunded commitments of $802 thousand and $686 thousand, respectively. For the three months ended June 30, 2012 and 2011, we recognized provision for credit losses related to our unfunded commitments of $116 thousand and $0. For the six months ended June 30, 2012 and 2011, we recognized provision for credit losses related to our unfunded commitments of $116 thousand and $0.

Individually impaired loans were as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
With Allocated Allowance
Without charge-off	$70,704	$67,202
With charge-off	2,057	341
With No Allocated Allowance
Without charge-off	15,073	8,123
With charge-off	3,919	6,383
Allowance on Impaired Loans	(13,200)	(18,035)
Impaired Loans, net of allowance	$78,553	$64,014
Note that the impaired loans balances represent recorded investment balances.

The following table details the amount of our impaired loans by class with no related allowance for loan losses, as well as the amount of impaired loans for which there is a related allowance for loan losses as of June 30, 2012 and December 31, 2011. Loans with no related allowance for loan losses have adequate collateral securing their carrying value, and in some circumstances, have been written down to their current carrying value, which is based on the fair value of the collateral.

	As of June 30, 2012				For the six months ended June 30, 2012		For the three months ended June 30, 2012
Total Impaired Loans	Recorded Investment	Gross Carrying Value*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized during Impairment	Average Recorded Investment	Interest Income Recognized during Impairment

As of and for the three and six months ended June 30, 2012
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	3,340	3,291	3,381	(604)	2,571	53	2,952	21
Hotel & Motel	23,210	23,117	24,404	(3,210)	21,137	433	22,986	211
Gas Station & Car Wash	3,312	3,304	5,065	(908)	3,676	46	4,381	23
Mixed Use	5,253	5,242	5,283	(163)	4,401	103	5,187	46
Industrial & Warehouse	1,446	1,442	1,456	(394)	3,658	27	3,355	13
Other	11,964	11,942	12,120	(824)	13,132	179	12,264	87
Real Estate—Construction	0	0	0	0	42	0	0	0
Commercial Business	23,696	23,606	26,236	(7,040)	23,126	426	24,982	209
Trade Finance	540	518	968	(57)	1,837	14	491	7
Consumer and Other	0	0	0	0	160	0	240	0
	$72,761	$72,462	$78,913	$(13,200)	$73,740	$1,281	$76,838	$617
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	953	930	3,627	0	1,321	0	1,288	0
Hotel & Motel	282	282	491	0	94	0	141	0
Gas Station & Car Wash	1,675	1,667	4,127	0	964	0	1,302	0
Mixed Use	0	0	0	0	0	0	0	0
Industrial & Warehouse	5,893	5,874	11,450	0	4,743	18	5,789	9
Other	1,937	1,931	3,346	0	2,339	17	2,457	8
Real Estate—Construction	1,714	1,710	1,710	0	1,719	56	1,719	28
Commercial Business	1,920	1,924	3,188	0	3,240	10	1,992	5
Trade Finance	4,482	4,452	4,452	0	3,079	57	4,384	42
Consumer and Other	136	136	171	0	144	0	141	0
	$18,992	$18,906	$32,562	$0	$17,643	$158	$19,213	$92
Total	$91,753	$91,368	$111,475	$(13,200)	$91,383	$1,439	$96,051	$709
The table above includes total impaired loans (Legacy and Acquired impaired loans).
* Gross carrying value represents unpaid principal balances that were net of charge-offs.

	As of June 30, 2012				For the six months ended June 30, 2012		For the three months ended June 30, 2012
Acquired Impaired Loans	Recorded Investment	Gross Carrying Value*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized during Impairment	Average Recorded Investment	Interest Income Recognized during Impairment
	(In Thousands)
As of and for the three and six months ended June 30, 2012
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	953	948	948	(23)	392	27	588	8
Hotel & Motel	6,112	6,112	7,375	(345)	4,151	120	6,227	(12)
Gas Station & Car Wash	0	0	0	0	95	0	142	0
Mixed Use	0	0	0	0	0	0	0	0
Industrial & Warehouse	0	0	0	0	0	0	0	0
Other	0	0	0	0	12	0	18	0
Real Estate—Construction	0	0	0	0	0	0	0	0
Commercial Business	547	544	1,454	(121)	357	39	535	16
Trade Finance	0	0	0	0	0	0	0	0
Consumer and Other	0	0	0	0	0	0	0	0
	$7,612	$7,604	$9,777	$(489)	$5,007	$186	$7,510	$12
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	0	0	0	0	0	0	0	0
Hotel & Motel	0	0	0	0	0	0	0	0
Gas Station & Car Wash	276	276	1,878	0	125	11	167	1
Mixed Use	0	0	0	0	0	0	0	0
Industrial & Warehouse	3,810	3,807	3,935	0	2,279	(1)	3,039	9
Other	899	896	1,760	0	596	26	795	12
Real Estate—Construction	0	0	0	0	0	0	0	0
Commercial Business	1,404	1,405	1,459	0	569	21	758	13
Trade Finance	0	0	0	0	0	0	0	0
Consumer and Other	0	0	0	0	0	0	0	0
	$6,389	$6,384	$9,032	$0	$3,569	$57	$4,759	$35
Total	$14,001	$13,988	$18,809	$(489)	$8,576	$243	$12,269	$47
The table above includes only Acquired Loans that became impaired.
* Gross carrying value represents unpaid principal balances that were net of charge-offs.

	For the six months ended June 30, 2011		For the three months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized during Impairment	Average Recorded Investment	Interest Income Recognized during Impairment

As of and for the three and six months ended June 30, 2012
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	4,509	41	3,091	22
Hotel & Motel	12,631	487	16,272	229
Gas Station & Car Wash	3,256	47	3,313	24
Mixed Use	1,438	0	2,568	0
Industrial & Warehouse	5,194	166	4,021	83
Other	1,744	28	1,267	14
Real Estate—Construction	4,131	240	3,303	120
Commercial Business	25,448	0	20,192	0
Trade Finance	0	0	0	0
Consumer and Other	0	0	0	0
	$58,351	$1,009	$54,027	$492
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	6,190	0	5,212	0
Hotel & Motel	6,090	8	5,247	4
Gas Station & Car Wash	4,101	0	3,736	0
Mixed Use	3,113	35	2,931	17
Industrial & Warehouse	2,186	0	2,792	0
Other	13,479	160	12,129	80
Real Estate—Construction	3,799	56	3,576	28
Commercial Business	5,411	41	5,538	29
Trade Finance	461	0	458	0
Consumer and Other	140	0	157	0
	$44,970	$300	$41,776	$158
Total	$103,321	$1,309	$95,803	$650

	As of December 31, 2011				For the year ended December 31, 2011
	Recorded Investment	Gross Carrying Value*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized during Impairment
	(In Thousands)
As of and for the year ended December 31, 2011
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	1,810	1,810	2,686	(668)	3,475	34
Hotel & Motel	17,439	17,441	17,459	(4,093)	14,581	1,013
Gas Station & Car Wash	2,266	2,265	2,669	(550)	2,825	95
Mixed Use	2,828	2,822	2,840	(128)	1,953	158
Industrial & Warehouse	4,262	4,242	4,246	(407)	4,826	310
Other	14,870	14,982	14,994	(4,630)	6,192	298
Real Estate—Construction	127	128	128	(49)	2,504	0
Commercial Business	19,413	19,416	20,248	(7,168)	22,929	538
Trade Finance	4,528	4,497	4,497	(342)	906	71
Consumer and Other	0	0	0	0	0	0
	$67,543	$67,603	$69,767	$(18,035)	$60,191	$2,517
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	1,388	1,391	4,113	0	4,485	0
Hotel & Motel	0	0	0	0	3,770	0
Gas Station & Car Wash	288	287	2,851	0	2,621	0
Mixed Use	0	0	0	0	1,868	0
Industrial & Warehouse	2,651	2,662	8,346	0	2,380	0
Other	2,102	2,092	3,739	0	8,934	0
Real Estate—Construction	1,721	1,710	1,710	0	3,283	113
Commercial Business	5,737	5,740	6,964	0	5,191	203
Trade Finance	469	467	467	0	759	30
Consumer and Other	150	150	180	0	145	0
	$14,506	$14,499	$28,370	$0	$33,436	$346
Total	$82,049	$82,102	$98,137	$(18,035)	$93,627	$2,863
The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.
* Gross carrying value represents unpaid principal balances that were net of charge-offs.

The following table presents the aging of past due loans as of June 30, 2012 and December 31, 2011 by class of loans:

	As of June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate—Residential	$31	$0	$0	$31	$0	$31	$0
Real estate—Commercial
Retail	459	0	0	459	2,360	2,819	0
Hotel & Motel	2,160	0	0	2,160	991	3,151	0
Gas Station & Car Wash	2,182	0	0	2,182	3,539	5,721	0
Mixed Use	0	0	0	0	1,886	1,886	0
Industrial & Warehouse	356	0	0	356	2,473	2,829	0
Other	0	118	0	118	6,615	6,733	0
Real estate—Construction	0	0	0	0	0	0	0
Commercial business	313	725	0	1,038	10,166	11,204	0
Trade finance	0	0	0	0	50	50	0
Consumer and other	16	0	0	16	136	152	0
Subtotal	$5,517	$843	$0	$6,360	$28,216	$34,576	$0
Acquired Loans (1)
Real estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real estate—Commercial
Retail	333	19	2,149	2,501	0	2,501	2,149
Hotel & Motel	0	1,530	948	2,478	6,112	8,590	948
Gas Station & Car Wash	254	1,249	3,062	4,565	276	4,841	3,062
Mixed Use	0	0	2,815	2,815	0	2,815	2,815
Industrial & Warehouse	48	813	0	861	2,996	3,857	0
Other	1,325	1,077	4,500	6,902	681	7,583	4,500
Real estate—Construction	0	0	6,245	6,245	0	6,245	6,245
Commercial business	1,326	1,020	459	2,805	1,303	4,108	459
Trade finance	77	3	74	154	0	154	74
Consumer and other	253	376	449	1,078	146	1,224	449
Subtotal	3,616	6,087	20,701	30,404	11,514	41,918	20,701
TOTAL	9,133	6,930	20,701	36,764	39,730	76,494	20,701
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

•
Doubtful/Loss: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass-rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	As of June 30, 2012
	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$0	$31	$0	$31
Real estate—Commercial
Retail	3,411	13,231	0	16,642
Hotel & Motel	3,724	16,353	0	20,077
Gas Station & Car Wash	3,824	4,712	0	8,536
Mixed Use	1,786	5,867	0	7,653
Industrial & Warehouse	3,953	4,099	390	8,442
Other	8,010	10,866	0	18,876
Real estate—Construction	0	1,714	0	1,714
Commercial business	16,301	26,095	5,140	47,536
Trade finance	7,802	5,006	0	12,808
Consumer and other	0	995	0	995
Subtotal	$48,811	$88,969	$5,530	$143,310
Acquired Loans:
Real estate—Residential	$0	$0	$0	$0
Real estate—Commercial
Retail	13,219	12,774	0	25,993
Hotel & Motel	16,017	22,593	0	38,610
Gas Station & Car Wash	6,383	5,803	0	12,186
Mixed Use	2,354	4,026	0	6,380
Industrial & Warehouse	1,379	9,184	0	10,563
Other	4,823	12,728	0	17,551
Real estate—Construction	0	7,338	0	7,338
Commercial business	16,099	31,184	174	47,457
Trade finance	248	491	0	739
Consumer and other	338	4,432	99	4,869
Subtotal	$60,860	$110,553	$273	$171,686
Total	$109,671	$199,522	$5,803	$314,996

	As of December 31, 2011
	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$0	$36	$0	$36
Real estate—Commercial
Retail	3,430	13,477	0	16,907
Hotel & Motel	5,008	17,875	0	22,883
Gas Station & Car Wash	3,489	2,554	0	6,043
Mixed Use	2,279	3,026	0	5,305
Industrial & Warehouse	3,998	7,238	404	11,640
Other	5,914	15,393	0	21,307
Real estate—Construction	0	1,848	0	1,848
Commercial business	11,357	30,114	5,994	47,465
Trade finance	274	4,997	0	5,271
Consumer and other	0	1,081	0	1,081
Subtotal	$35,749	$97,639	$6,398	$139,786
Acquired Loans:
Real estate—Residential	$0	$0	$0	$0
Real estate—Commercial
Retail	11,591	11,334	0	22,925
Hotel & Motel	13,138	16,746	0	29,884
Gas Station & Car Wash	5,665	5,760	0	11,425
Mixed Use	3,532	2,829	0	6,361
Industrial & Warehouse	2,673	3,770	0	6,443
Other	6,702	12,598	0	19,300
Real estate—Construction	0	5,489	0	5,489
Commercial business	16,096	39,630	353	56,079
Trade finance	128	829	0	957
Consumer and other	1,662	2,526	0	4,188
Subtotal	$61,187	$101,511	$353	$163,051
Total	$96,936	$199,150	$6,751	$302,837

The following table presents loans sold from loans held for investment or transfered from held for investment to held for sale during the three and six months ended June 30, 2012 and 2011 by portfolio segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales or reclassification to held for sale	(In thousands)
Real estate - Commercial	$656	$10,739	$1,882	$15,985
Real estate - Construction	0	4,600	0	4,600
Commercial Business	20,892	49	20,892	49
Total	$21,548	$15,388	$22,774	$20,634

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.

The Migration Analysis is a formula methodology based on the Bank's actual historical net charge-off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful). The migration analysis is centered on the Bank's internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The allowance is determined first based on a quantitative analysis using a historical loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for the most recent 12 quarters and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. For the Performing Loans acquired from Center, a general loan loss allowance is provided to the extent that there has been credit deterioration since the acquisition.  The estimation of that credit deterioration becomes more evident as time passes since the acquisition.  As of June 30, 2012, the recent loss experience on the acquired portfolio was utilized to provide for a nominal allowance.
The quantitative general loan loss allowance was $21.6 million ($20.9 million for legacy loans and $0.7 million for acquired loans) at June 30, 2012, compared to $20.4 million at December 31, 2011.
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
The qualitative loan loss allowance on the loan portfolio was $28.8 million at June 30, 2012, compared to $23.5 million at December 31, 2011.
We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain an updated appraisal every twelve months from a qualified independent appraiser. Furthermore, if the most current appraisal is dated more than six months prior to the effective date of the impairment test, we validate the most current value with third party market data appropriate to the location and property type of the collateral. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
The Bank considers a loan to be impaired when it is probable that not all amounts due (principal and interest) will be collectible in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis by taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.
For commercial business loans, real estate loans and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan's effective interest rate or on the fair value of the loan's collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans have generally smaller balances and are homogeneous in the underwriting terms and conditions, and in the type of collateral.
Impaired loans (recorded investment balance) at June 30, 2012, were $91.8 million, a net increase of $9.7 million from $82.0 million at December 31, 2011. This net increase in impaired loans is due primarily to inflow of acquired loans.
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
The following table presents loans by portfolio segment and impairment method at June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans (Gross carrying value)	$0	$59,023	$1,710	$25,529	$4,970	$136	$91,368
Specific allowance	$0	$6,103	$0	$7,040	$57	$0	$13,200
Loss coverage ratio	0.0%	10.3%	0.0%	27.6%	1.1%	0.0%	14.4%
Non-impaired loans	$1,931	$2,658,901	$41,655	$851,876	$170,668	$60,596	$3,785,627
General allowance	$9	$32,891	$521	$14,233	$3,447	$1,204	$52,305
Loss coverage ratio	0.5%	1.2%	1.3%	1.7%	2.0%	2.0%	1.4%
Total loans	$1,931	$2,717,924	$43,365	$877,405	$175,638	$60,732	$3,876,995
Total allowance for loan losses	$9	$38,994	$521	$21,273	$3,504	$1,204	$65,505
Loss coverage ratio	0.5%	1.4%	1.2%	2.4%	2.0%	2.0%	1.7%

	As of December 31, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In Thousands)
Impaired loans (Gross carrying value)	$0	$49,994	$1,838	$25,156	$4,964	$150	$82,102
Specific allowance	$0	$10,476	$49	$7,168	$342	$0	$18,035
Loss coverage ratio	0.0%	21.0%	2.7%	28.5%	6.9%	0.0%	22.0%
Non-impaired loans	$2,043	$2,581,886	$42,918	$824,420	$141,720	$66,481	$3,659,468
General allowance	$9	$27,831	$675	$13,513	$1,444	$445	$43,917
Loss coverage ratio	0.4%	1.1%	1.6%	1.6%	1.0%	0.7%	1.2%
Total loans	$2,043	$2,631,880	$44,756	$849,576	$146,684	$66,631	$3,741,570
Total allowance for loan losses	$9	$38,307	$724	$20,681	$1,786	$445	$61,952
Loss coverage ratio	0.4%	1.5%	1.6%	2.4%	1.2%	0.7%	1.7%
Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”), or are more substantive. At June 30, 2012, total modified loans were $48.1 million, compared to $32.7 million at December 31, 2011. The temporary modifications generally consist of interest only payments for a three- to six- month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and non-accrual by type of concession as of June 30, 2012 and December 31, 2011 is presented below:

	As of June 30, 2012
	TDR on accrual				TDR on non-accrual				TOTAL
	Real estate - Commercial	Commercial Business	Trade Finance	Total	Real estate - Commercial	Commercial Business	Consumer & Other	Total
	(In thousands)
Payment concession	$2,514	$1,639	$0	$4,153	$8,665	$3,614	$0	$12,279	$16,432
Maturity / Amortization concession	0	2,789	490	3,279	678	1,841	186	2,705	5,984
Rate concession	14,344	1,306	0	15,650	9,842	48	0	9,890	25,540
Principal forgiveness	0	0	0	0	0	109	0	109	109
	$16,858	$5,734	$490	$23,082	$19,185	$5,612	$186	$24,983	$48,065

	As of December 31, 2011
	TDR on accrual				TDR on non-accrual				TOTAL
	Real estate - Commercial	Commercial Business	Trade Finance	Total	Real estate - Commercial	Commercial Business	Trade Finance and Other	Total
	(In thousands)
Payment concession	$949	$1,365	$0	$2,314	$3,769	$3,441	$0	$7,210	$9,524
Maturity / Amortization concession	0	888	469	1,357	1,178	1,578	150	2,906	4,263
Rate concession	12,384	2,740	0	15,124	3,335	396	0	3,731	18,855
Principal forgiveness	0	0	0	0	0	78	0	78	78
	$13,333	$4,993	$469	$18,795	$8,282	$5,493	$150	$13,925	$32,720
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at June 30, 2012 were comprised of 9 commercial real estate loans totaling $16.9 million and 25 commercial business loans totaling $5.7 million. TDRs on accrual status at December 31, 2011 were comprised of 6 commercial real estate loans totaling $13.3 million and 19 commercial business loans totaling $5.0 million. We expect that the TDRs on accrual status as of June 30, 2012, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	($ in thousand)
Legacy Loans:
Real estate - Commercial
Retail	1	$288	$283	4	$969	$943
Hotel & Motel	0	0	0	0	0	0
Gas Station & Car Wash	0	0	0	1	218	101
Mixed Use	0	0	0	1	2,319	2,316
Industrial & Warehouse	0	0	0	1	1,064	1,056
Other	0	0	0	2	7,335	5,646
Real estate - Construction	0	0	0	0	0	0
Commercial business	2	89	88	8	2,397	2,339
Trade Finance	1	157	50	1	157	50
Subtotal	4	$534	$421	18	$14,459	$12,451
Acquired Loans:
Real estate - Commercial
Retail	1	$957	$953	1	$957	$953
Hotel & Motel	1	6,341	6,112	1	6,341	6,112
Gas Station & Car Wash	0	0	0	0	0	0
Mixed Use	0	0	0	0	0	0
Industrial & Warehouse	0	0	0	0	0	0
Other	0	0	0	0	0	0
Real estate - Construction	0	0	0	0	0	0
Commercial business	2	244	1,062	4	474	1,278
Trade Finance	0	0	0	0	0	0
Subtotal	4	$7,542	$8,127	6	$7,772	$8,343
Total	8	$8,076	$8,548	24	$22,231	$20,794

The specific reserves for the troubled debt restructurings described above as of June 30, 2012 was $1.3 million and the charge offs for the three and six months ended June 30, 2012 were $0 and $0, respectively.
The following table presents loans by class for TDR loans that have been modified within the previous twelve months and have subsequently had a payment default during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Balance	Number of Loans	Balance
	($ In thousands)
Legacy Loans:
Real estate - Commercial
Retail	1	$283	2	$536
Gas Station & Car Wash	1	219	1	219
Industrial & Warehouse	2	1,093	2	1,093
Other	2	1,021	2	1,021
Commercial Business	4	992	7	1,188
Subtotal	10	$3,608	14	$4,057
Acquired Loans:
Real estate - Commercial
Retail	0	$0	0	$0
Hotel & Motel	1	6,112	1	6,112
Industrial & Warehouse	0	0	0	0
Other	0	0	0	0
Commercial Business	1	153	2	244
Subtotal	2	$6,265	3	$6,356
	12	$9,873	17	$10,413
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the troubled debt restructurings described above as of June 30, 2012 were $133 thousand and the charge offs for the three and six months ended June 30, 2012 was $118 thousand and $118 thousand, respectively.
We have allocated $6.4 million and $6.4 million of specific reserves to TDRs as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, we did not have any outstanding commitments to extend additional funds to these borrowers.

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
Covered nonperforming assets totaled $4.2 million and $3.6 million at June 30, 2012 and December 31, 2011, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In thousand)
Covered loans on non-accrual status	$242	$0
Covered other real estate owned	3,961	3,575
Total covered nonperforming assets	$4,203	$3,575

Acquired covered loans	$76,339	$89,959
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
We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.2 billion and $1.3 billion at June 30, 2012 and December 31, 2011, respectively. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2012 and December 31, 2011, real estate secured loans with a carrying amount of approximately $1.9 billion and $2.0 billion, respectively, were pledged as collateral for borrowings from the FHLB. At June 30, 2012 and December 31, 2011, other than FHLB stock, securities totaling $1.5 million and $3.0 million, respectively, were pledged as collateral for borrowings from the FHLB.
At June 30, 2012 and December 31, 2011, FHLB borrowings were $371.1 million and $344.4 million, had a weighted average interest rate of 1.77% and 1.93%, respectively, and had various maturities through September 2017. At June 30, 2012 and December 31, 2011, $155.0 million and $205.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB borrowings as of June 30, 2012 ranged between 0.28% and 4.52%. At June 30, 2012, the Company had a remaining borrowing capacity of $837.7 million.
At June 30, 2012, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$174,021	$264,021
Due after one year through five years	175,000	105,000
Due after five years through ten years	20,000	0
	$369,021	$369,021

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At June 30, 2012, the principal balance of the qualifying loans was $472.2 million and the collateral value of investment securities were $43.0 million, and no borrowings were outstanding against this line.

9.	Subordinated Debentures
At June 30, 2012, 4 wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and 1 wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at June 30, 2012:

		(Dollars in Thousands)
Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Rate at June 30, 2012	Maturity Date
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.62%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.32%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.42%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.12%	6/15/2037
Center Capital Trust I	12/29/2003	18,000	12,904	Variable	4.01%	3.32%	1/7/2034
TOTAL ISSUANCE		$46,000	$41,772
The Company’s investment in the common trust securities of the issuer trusts of $1.6 million and $2.0 million at June 30, 2012 and December 31, 2011, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2012, all of the $46 million of the trusts’ securities qualified as Tier 1 capital. In July 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits to bank holding companies having total assets of more than $15 billion the ability to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at June 30, 2012, under the Dodd-Frank Act, we will be able to continue to include its existing trust preferred securities in Tier 1 capital.

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
During the first quarter of 2010, the Company entered into a three-year interest rate cap agreement with an aggregate notional amount of $50.0 million. Under this cap agreement, the Company receives quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand.
These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At June 30, 2012, the aggregate fair value of the outstanding interest rate caps was $0, and we recognized mark-to-market losses on valuation of $1 thousand and $9 thousand for the three and six months ended June 30, 2012.
At June 30, 2012 and December 31, 2011, summary information about these interest-rate caps is as follows:

	June 30, 2012		December 31, 2011
Notional amounts	$50	million	$50	million
Weighted average pay rates	N/A		N/A
Weighted average receive rates	N/A		N/A
Weighted average maturity	0.65 years		1.16 years
Fair value of combined interest rate caps	$0		$9	thousand

The effect of derivative instruments on the Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	Location of Gain or (Loss) Recognized in Income on Derivatives	(In thousands) Amount of Gain or (Loss) Recognized in Income on Derivatives		(In thousands) Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(1)	$(118)	$(9)	$(140)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

11.	Income Taxes
Our Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes. We had total unrecognized tax benefits of $665 thousand at June 30, 2012 and $569 thousand at December 31, 2011 that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
We anticipate an increase of approximately $193 thousand in the unrecognized tax benefit related to the California enterprise zone loan interest deduction within the next twelve months. We are subject to U.S. federal income taxes, California franchise taxes and various other state income and franchise taxes.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. We are currently under examination by New York City for the 2007, 2008, and 2009 tax years. While the outcome of the examination is unknown, we do not expect any material adjustments.
We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $53 thousand and $77 thousand for interest and penalties accrued at June 30, 2012 and December 31, 2011, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that except for the valuation allowance against the capital loss carryforwards of $53 thousand, a valuation allowance for deferred tax assets was not required as of June 30, 2012.

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
Level 3: Significant unobservable inputs that reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Securities Available for Sale
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Impaired Loans
The fair values of impaired loans are generally measured for impairment permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These are considered Level 3 inputs.
Derivatives
The fair value of our derivative financial instruments, including interest rate swaps and caps, is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments. (Level 2 inputs).
Other Real Estate Owned
Other real estate owned is fair valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted to lower of cost or market accordingly, based on the same factors identified above.
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
For the quarter ended March 31, 2012, there were no changes in valuation techniques and related inputs resulting from the adoption of ASU 2011-04. The table below summarizes information about valuation method and unobservable inputs for nonrecurring Level 3 fair value measurements. The weight assigned to each input is based on the facts and circumstances that exist at the date of measurement.

	Valuation Method	Unobservable Inputs

Impaired loans at fair value	Market	Adjustments to external or internal appraised values for selling cost of 8.5%.
Probability weighting of broker price opinions
Management assumptions regarding market trends or other relevant factors
Loans held for sale, net	Market	Adjustments to external or internal appraised values for selling cost in a range of 0% to 5%.
Probability weighting of broker price opinions
Management assumptions regarding market trends or other relevant factors
Other real estate owned	Market	Adjustments to external or internal appraised values for selling cost of 8.5%.
Probability weighting of broker price opinions
Management assumptions regarding market trends or other relevant factors

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$193,531	$0	$193,531	$0
GSE mortgage-backed securities	449,845	0	449,845	0
Trust preferred security	3,382	0	3,382	0
Municipal bonds	5,058	0	5,058	0
Mutual funds	15,036	15,036	0	0

There were no transfers between Level 1, 2 and 3 during the period ended June 30, 2012.

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Treasury	$300	$0	$300	$0
GSE collateralized mortgage obligations	227,836	0	227,836	0
GSE mortgage-backed securities	487,754	0	487,754	0
Trust preferred security	4,348	0	4,348	0
Municipal bonds	5,764	0	5,764	0
Mutual funds	14,918	14,918	0	0
Derivatives - Interest rate caps	9	0	9	0
Fair value adjustments for interest rate caps resulted in a net expense of $9 thousand for the six months ended June 30, 2012 and $157 thousand for the year ended December 31, 2011.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Six Months Ended June 30, 2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$12,221	$0	$0	$12,221	$(1,863)
Commercial business	6,265	0	0	6,265	492
Loans held for sale, net	656	0	656	0	(156)
Other real estate owned	5,379	0	0	5,379	(922)

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Three Months Ended June 30, 2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$12,378	$0	$0	$12,378	$(1,050)
Commercial business	1,887	0	0	1,887	(28)
Loans held for sale, net	656	0	656	0	(156)
Other real estate owned	2,634	0	0	2,634	(560)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Twelve Months Ended December 31, 2011
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$15,485	$0	$0	$15,485	$(6,018)
Commercial business	6,360	0	0	6,360	(2,553)
Loans held for sale, net	6,901	0	6,901	0	(3,393)
Other real estate owned	3,471	0	0	3,471	(1,031)
Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$179,621	$179,621	Level 1
Term federal funds sold	0	0	Level 1
Loans held for sale	32,590	35,674	Level 2
Loans receivable—net	3,809,033	4,147,077	Level 3
Federal Home Loan Bank stock	24,778	N/A	N/A
Accrued interest receivable	12,062	12,062	Level 2
FDIC loss share receivable	9,287	9,287	Level 3
Customers’ liabilities on acceptances	11,206	11,206	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,064,013	$1,064,013	Level 2
Saving and other interest bearing demand deposits	1,326,416	1,326,416	Level 2
Time deposits	1,492,251	1,496,548	Level 2
Borrowings from Federal Home Loan Bank	371,143	376,222	Level 2
Subordinated debentures	41,772	40,174	Level 2
Accrued interest payable	5,924	5,924	Level 2
Bank’s liabilities on acceptances outstanding	11,206	11,206	Level 2
	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$300,110	$300,110
Term federal funds sold	40,000	40,000
Loans held for sale	42,407	43,782
Loans receivable—net	3,676,874	3,933,710
Federal Home Loan Bank stock	27,373	N/A
Accrued interest receivable	13,439	13,439
FDIC loss share receivable	10,819	10,819
Customers’ liabilities on acceptances	10,515	10,515
Financial Liabilities:
Noninterest-bearing deposits	984,350	984,350
Saving and other interest bearing demand deposits	1,435,441	1,435,441
Time deposits	1,521,101	1,532,152
Borrowings from Federal Home Loan Bank	344,402	349,311
Subordinated debentures	52,102	53,757
Accrued interest payable	6,519	6,519
Bank’s liabilities on acceptances outstanding	10,515	10,515

The methods and assumptions used to estimate fair value are described as follows.
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s and Bank’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of SBA loans held for sale is based on market quotes. For fair value of non-SBA loans held for sale, see the measurement method discussed previously. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or Federal Home Loan Bank stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
On November 21, 2008, the Company received $67 million from the U.S. Treasury through its TARP capital purchase plan and issued 67,000 shares of cumulative preferred stock, Series A. The preferred stock pays cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares are callable by the Company at par after three years if the repurchase is made with proceeds of a new offering or placement of common equity or of certain preferred stock treated as Tier 1 capital under applicable Federal banking regulations.
In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant is ten years. On December 3, 2009, US Treasury approved the Company’s request for an adjustment to the Company’s warrant share position due to a qualified equity offering in November 2009. The adjusted number of warrant shares is 521,266, which is 50% of original number of warrant shares 1,042,531.
Upon the merger with Center Financial, the Company issued 55,000 shares of a new series of our preferred stock having substantially the same rights, preferences, privileges and voting powers as our Series A Preferred Stock in exchange for the shares of similar preferred stock issued by Center Financial under the Treasury Department's TARP Capital Purchase Program. The new series of preferred stock is designated as our Fixed Rate Cumulative Perpetual Preferred Stock, Series B. The ten-year warrant to purchase Center Financial common stock that was issued in connection with Center Financial's sale of its Series A Preferred Stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, and a reduction of 50% of the original number of warrant shares is issued due to additional capital raise, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.
On June 27, 2012, the Company redeemed $67 million and $55 million of the aforementioned Series A and Series B Preferred Stock, respectively. The preferred stock issued qualifies as Tier 1 capital.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2012
Total capital (to risk-weighted assets):
Company	$701,835	16.8%	$334,218	8.0%	N/A	N/A
Bank	$677,914	16.2%	$333,972	8.0%	$417,465	10.0%
Tier I capital (to risk-weighted assets):
Company	$649,293	15.5%	$167,109	4.0%	N/A	N/A
Bank	$625,409	15.0%	$166,986	4.0%	$250,479	6.0%
Tier I capital (to average assets):
Company	$649,293	13.0%	$200,203	4.0%	N/A	N/A
Bank	$625,409	12.5%	$200,284	4.0%	$250,355	5.0%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
Company	$784,054	19.4%	$323,144	8.0%	N/A	N/A
Bank	$721,551	17.9%	$322,891	8.0%	$403,613	10.0%
Tier I capital (to risk-weighted assets):
Company	$733,319	18.2%	$161,572	4.0%	N/A	N/A
Bank	$670,855	16.6%	$161,445	4.0%	$242,168	6.0%
Tier I capital (to average assets):
Company	$733,319	19.8%	$148,044	4.0%	N/A	N/A
Bank	$670,855	18.1%	$148,038	4.0%	$185,048	5.0%

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

14.	Subsequent Event

On August 8, 2012, we purchased from the Treasury Department, the outstanding warrant dated November 21, 2008 relating to 521,266 shares of the Company's common stock, at a purchase price of $2.2 million. We have not reached agreement with the Treasury Department regarding repurchase of the warrant for the purchase of 337,480 shares of of the Company's common stock that we issued in connection with our merger with Center Financial. See Note 13 Stock holders' Equity and Regulatory Matters for further information regarding the warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$66,943	$37,294	$135,498	$74,488
Interest expense	7,441	7,963	15,137	16,274
Net interest income	59,502	29,331	120,361	58,214
Provision for loan losses	7,182	10,047	9,782	15,309
Net interest income after provision for loan losses	52,320	19,284	110,579	42,905
Non-interest income	10,222	7,684	21,867	12,194
Non-interest expense	31,077	16,886	61,512	33,581
Income before income tax expense	31,465	10,082	70,934	21,518
Income tax expense	12,101	3,764	27,636	8,454
Net income	$19,364	$6,318	$43,298	$13,064
Dividends and discount accretion on preferred stock	$(3,771)	$(1,075)	$(5,640)	$(2,150)
Net income available to common stockholders	$15,593	$5,243	$37,658	$10,914
Per Share Data:
Earnings per common share - basic	$0.20	$0.14	$0.48	$0.29
Earnings per common share - diluted	$0.20	$0.14	$0.48	$0.29
Book value per common share (period end, excluding preferred stock and warrants)	$9.14	$8.02	$9.14	$8.02
Tangible book value per common share (period end, excluding preferred stock and warrants) (1) (12)	$7.94	$7.94	$7.94	$7.94
Number of common shares outstanding (period end)	78,014,107	38,097,327	78,014,107	38,097,327
Weighted average shares - basic	78,007,270	38,047,371	77,997,305	38,017,473
Weighted average shares - diluted	78,141,527	38,082,023	78,121,259	38,079,650
Tangible common equity ratio (9)	12.49%	10.21%	12.49%	10.21%
Statement of Financial Condition Data - at Period End:
Assets	$5,049,405	$2,967,288	$5,049,405	$2,967,288
Securities available for sale	666,852	472,420	666,852	472,420
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	3,874,538	2,202,446	3,874,538	2,202,446
Deposits	3,882,680	2,232,180	3,882,680	2,232,180
Federal Home Loan Bank borrowings	371,143	300,000	371,143	300,000
Subordinated debentures	41,772	39,268	41,772	39,268
Stockholders’ equity	715,461	372,539	715,461	372,539

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$5,102,769	$2,933,003	$5,121,082	$2,934,546
Securities available for sale	692,399	501,298	709,063	513,751
Gross loans, including loans held for sale	3,847,921	2,190,436	3,812,708	2,179,150
Deposits	3,854,756	2,193,202	3,879,207	2,175,751
Stockholders’ equity	823,839	369,485	815,111	366,343
Selected Performance Ratios:
Return on average assets (1) (8)	1.52%	0.86%	1.69%	0.89%
Return on average stockholders’ equity (1) (8)	9.40%	6.84%	10.62%	7.13%
Return on average tangible equity (8) (11)	10.61%	6.89%	12.01%	7.19%
Pre Tax- Pre Provision income to average assets (1)	3.03%	2.75%	3.15%	2.51%
Efficiency ratio (2)	44.57%	45.62%	43.25%	47.69%
Net interest margin (3)	5.02%	4.16%	5.07%	4.15%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.97%	13.32%	12.97%	13.32%
Tier 1 risk-based capital ratio	15.54%	16.42%	15.54%	16.42%
Total risk-based capital ratio	16.80%	17.69%	16.80%	17.69%
Tier 1 common -risk based capital ratio (13)	14.58%	12.08%	14.58%	12.08%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.69%	2.71%	1.69%	2.71%
Allowance for loan losses to legacy loans (10)	2.26%	2.71%	2.26%	2.71%
Allowance for loan losses to non-accrual loans	164.88%	168.70%	164.88%	168.70%
Allowance for loan losses to non-performing loans (6)	78.44%	116.66%	78.44%	116.66%
Allowance for loan losses to non-performing assets (7)	72.60%	107.41%	72.60%	107.41%
Nonaccrual loans to gross loans, excluding loans held for sale	1.03%	1.61%	1.03%	1.61%
Nonperforming loans to gross loans, excluding loans held for sale (6)	2.16%	2.32%	2.16%	2.32%
Nonperforming assets to gross loans and OREO (7)	2.32%	2.52%	2.32%	2.52%
Total non-performing assets to total assets (7)	1.79%	1.87%	1.79%	1.87%

(1)	Annualized.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The ratios required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

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

(7)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned, and accruing restructured loans.

(8)	Based on net income before effect of dividends and discount accretion on preferred stock.

(9)	Excludes TARP preferred stock, net of discount, of $0 and $64.7 million and stock warrants of $2.8 million and $2.4 million at June 30, 2012 and 2011, respectively.

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

(11)
Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Net income	$19,364	$6,318	$43,298	$13,064

Average stockholders' equity	$823,839	$369,485	$815,111	$366,343
Less: Average goodwill and other intangible assets, net	(93,713)	(2,939)	(93,955)	(2,977)
Average tangible equity	$730,126	$366,546	$721,156	$363,366

Net income (annualized) to average tangible equity	10.61%	6.89%	12.01%	7.19%

(12)
Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total stockholders' equity and diving the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	June 30, 2012	June 30, 2011
	(In Thousands)
Total stockholders' equity	$715,461	$372,539
Less: Preferred stock, net of discount	0	(64,679)
Common stock warrant	(2,760)	(2,383)
Goodwill and other intangible assets, net	(93,518)	(2,888)
Tangible common equity	$619,183	$302,589

Common shares outstanding	78,014,107	38,097,327

Tangible common equity per share	$7.94	$7.94

(13)
Tier 1 common is calculated as Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities.

	June 30, 2012	June 30, 2011
	(In Thousands)
Tier 1 capital	$649,293	$388,176
Less: Preferred stock, net of discount	0	(64,679)
Trust Preferred	(40,347)	(38,000)
Tier 1 common-risk based capital	$608,946	$285,497

Total risk weighted assets less disallowed allowance for loan losses	4,177,728	2,363,799

Tier 1 common-risk based capital ratio	14.58%	12.08%

Results of Operations
Overview
Our total assets decreased from $5.17 billion at December 31, 2011 to $5.05 billion at June 30, 2012. The decrease in total assets was due to the decrease in cash and cash equivalent from $300.1 million at December 31, 2011 to $179.6 million at June 30, 2012 to redeem $122 million of Series A and Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program on June 27, 2012. The redemption covered the total combined preferred stock investment by the U.S. Treasury of $67 million in the former Nara Bancorp, Inc. and $55 million in the former Center Financial Corporation ("Center"). Gross loans receivable increased by $136 million at $3.87 billion during the six months ended June 30, 2012. Our deposits decreased $58 million, or 1%, to $3.88 billion at June 30, 2012 from $3.94 billion at December 31, 2011. Securities available for sale declined 10% during the first six months of 2012 as a result of paydowns and maturities.
Our net income available to common stockholders for the second quarter of 2012 was $15.6 million, or $0.20 per diluted common share, compared to the net income available to common stockholders of $5.2 million, or $0.14 per diluted common share, for the same period of 2011, representing an increase in net income of $10.4 million, or 197%. Our net income available to common stockholders for the six months ended June 30, 2012 was $37.7 million, or $0.48 per diluted common share, compared to the net income available to common stockholders of $10.9 million, or $0.29 per diluted common share, for the same period of 2011, representing an increase in net income of $26.7 million, or 245%. The merger with Center completed on November 30, 2011 impacts the comparability of operating results for the second quarter of 2012 compared to the same period of 2011 and for the six months ended June 30, 2012 compared to the same reporting period of 2011. As the balances of interest earning assets and liabilities significantly increased as a result of the merger of equals, the amounts of interest income and expenses were significantly larger when comparing to the same reporting period of 2011. In addition, the application of acquisition accounting results in the acquisition premiums and discounts, reflecting the acquisition date fair value adjustment being recorded and impacting yields as they are amortized or accreted by the interest method based on the related assets or liabilities. Our operating results for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, include the following pre-tax acquisition accounting adjustments and expenses related to the merger. The increase (decrease) to pre-tax income of these adjustments is summarized below. The impact which these adjustments have on certain yields and costs are described in subsequent sections.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Accretion of discount on acquired Center loans (1)	$7,696	$0	$17,340	$0
Amortization of premiums on Center FHLB borrowings (2)	904	0	2,135	0
Accretion of discount on Center subordinated debt (3)	(36)	0	(71)	0
Amortization of premium on Center time deposits (4)	787	0	2,062	0
Amortization of core deposit intangibles from Center (5)	(253)	0	(543)	0
Accretion of discounts on other Center assets (6)	57	0	114	0
Amortization of unfavorable lease liability (7)	57	0	115	0
Merger and integration expense (8)	(1,348)	(381)	(3,121)	(892)
Increase (decrease) to pre-tax income	$7,864	$(381)	$18,031	$(892)
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
(8) Direct costs related to the Center merger were expensed as incurred. During the three months ended June 30, 2012, we incurred $1.3 million in merger and integration expenses, including $0.5 million in salaries and benefits and $0.9 million in professional fees. During the three months ended June 30, 2011, we incurred $381 thousand in merger and integration expenses. During the six months ended June 30, 2012, we incurred $3.1 million in merger and integration expenses, including $1.1 million in salaries and benefits and $2.0 million in professional fees. During the six months ended June 30, 2011, we incurred $892 thousand in merger and integration expenses.
The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.52% for the second quarter of 2012, compared to 0.86% for the same period of 2011. The annualized return on average equity, before effect of dividends and discount accretion on preferred stock, was 9.40% for the second quarter of 2012, compared to 6.84% for the same period of 2011. The efficiency ratio was 44.57% for the second quarter of 2012, compared to 45.62% for the same period of 2011.
The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.69% for the six months ended June 30, 2012, compared to 0.89% for the same period of 2011. The annualized return on average equity, before the effect of dividends and discount accretion on preferred stock, was 10.62% for the six months ended June 30, 2012, compared to 7.13% for the same period of 2011. The efficiency ratio was 43.25% for the six months ended June 30, 2012, compared to 47.69% for the same period of 2011.
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
Comparison of Three Months Ended June 30, 2012 with the Same Period of 2011
Net interest income before provision for loan losses was $59.5 million for the second quarter of 2012, an increase of $30.2 million, or 103%, compared to $29.3 million for the same period of 2011. The increase was principally attributable to the higher level of interest earning assets, as well as the improvement in net interest margin, following the merger. The net interest margin improved to 5.02% for the second quarter of 2012, compared to 4.16% for the same period of 2011. The improvement in the net interest margin was largely attributable to the effect of acquisition accounting adjustments.
Interest income for the second quarter of 2012 was $66.9 million compared to $37.3 million for the same period of 2011. The increase of $29.6 million was primarily the result of a $1.6 million increase in interest income due to an increase in the average yield on average interest-earnings assets and a $28.1 million increase in interest income due to an increase in the volume of average interest-earning assets.
Interest expense for the second quarter of 2012 was $7.4 million, a decrease of $0.6 million, or 7%, compared to interest expense of $8.0 million for the same quarter of 2011. The decrease was the result of a $3.1 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities, which was offset by an increase in the volume of average interest-bearing liabilities of $2.6 million.
Comparison of Six Months Ended June 30, 2012 with the Same Period of 2011
Net interest income before provision for loan losses was $120.4 million for the six months ended June 30, 2012, an increase of $62.1 million, or 107%, compared to $58.2 million for the same period of 2011. The increase was principally attributable to the higher level of interest earning assets, as well as the improvement in net interest margin, following the merger.

Interest income for the six months ended June 30, 2012 was $135.5 million compared to $74.5 million for the same period of 2011. The increase of $61.0 million was primarily the result of a $4.6 million increase in interest income due to an increase in the average yield earnings on average interest-earnings assets and a $56.4 million increase in interest income due to an increase in the volume of average interest-earning assets.
Interest expense for the six months ended June 30, 2012 was $15.1 million, a decrease of $1.1 million, or 7%, compared to interest expense of $16.3 million for the same quarter of 2011. The decrease was the result of a $6.3 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities, which was offset by an increase in the volume of average interest-bearing liabilities of $5.2 million.

Net Interest Margin

Net interest margin (net interest income divided by average interest-earning assets) for the second quarter of 2012 was 5.02%, an increase of 86 basis points from 4.16% for the same period of 2011. Net interest margin for the six months ended June 30, 2012 was 5.07%, an increase of 92 basis points from 4.15% for the same period of 2011. The improvement in net interest margin was largely attributable to the effect of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net interest margin, excluding the effect of acquisition accounting adjustments	4.15%	4.16%	4.10%	4.15%
Acquisition accounting adjustments (1)	0.87	0.00	0.97	0.00
Reported net interest margin	5.02%	4.16%	5.07%	4.15%
(1) Acquisition accounting adjustments is calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

Excluding the effect of acquisition accounting adjustments, the core net interest margin for the second quarter of 2012 decreased 1 basis point to 4.15% over the second quarter of 2011. The core interest margin for the six months ended June 30, 2012, decreased 5 basis points to 4.10%, compared with the core net interest margin for the same period of 2011. The decrease was largely attributable to the decrease in the weighted average yield on loans.

The weighted average yield on loans increased to 6.53% for the second quarter of 2012 from 6.07% for the second quarter of 2011. The weighted average yield on loans increased to 6.64% for the six months ended June 30, 2012 from 6.13% for the same period of 2011. The increase in the yield is largely attributable to the accretion of discounts on loans acquired, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	5.59%	6.07%	5.60%	6.13%
Acquisition accounting adjustments (1)	0.94	0.00	1.04	0.00
Reported weighted average yield on loans	6.53%	6.07%	6.64%	6.13%
(1)  Acquisition accounting adjustments is calculated by subtracting the weighted average yield on loans, excluding effect of acquisition accounting adjustments, from reported weighted average yield on loans.

Excluding the accretion of discounts on acquired loans, the weighted average yield on loans for the second quarter of 2012 was 5.59%, down 48 basis points from the second quarter of 2011. Excluding the accretion of discounts on acquired loans, the weighted average yield on loans for the six months ended June 30, 2012 was 5.60% compared to 6.13% for the same period of 2011. The reduction in yield, excluding the effect of acquisition accounting adjustments, is primarily due the lower yielding acquired loan portfolio, and to a lesser extent, continued pricing pressures in the market place. At June 30, 2012, fixed rate loans accounted for 38% of the loan portfolio, compared with 45% at June 30, 2011, reflecting the Company's focus on variable rate business loans. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at June 30, 2012 was 4.60% and 6.25%, respectively, compared with 4.91% and 7.06% at June 30, 2011.

The weighted average yield on securities available for sale for the second quarter of 2012 was 2.45%, compared with 3.16% for the second quarter of 2011. The weighted average yield on securities available for sale for the six months ended June 30, 2012 was 2.58%, compared with 3.07% for the same period of 2011. The reductions were primarily attributable to the replacement of maturing securities with lower yielding investments as market interest rates declined, as well as the impact of acquisition accounting.

The weighted average cost of deposits for the second quarter of 2012 was 0.55%, an improvement of 38 basis points from 0.93% for the second quarter of 2011. The weighted average cost of deposits for the six months ended June 30, 2012 was 0.55%, compared with 0.95% for the same period of 2011. The amortization of premium on time deposits assumed from merger positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.63%	0.93%	0.66%	0.95%
Acquisition accounting adjustments (1)	(0.08)	0.00	(0.11)	0.00
Reported weighted average cost of deposits	0.55%	0.93%	0.55%	0.95%
(1)  Acquisition accounting adjustments is calculated by subtracting the weighted average cost of deposits, excluding effect of acquisition accounting adjustments, from reported weighted average cost of deposits.

Excluding amortization of premium on time deposits assumed from merger, the weighted average cost of deposits was 0.63% for the second quarter of 2012, compared with 0.93% for the same period of 2011 and 0.66% for the six months ended June 30, 2012, compared with 0.95% for the same period of 2011. The improvement was driven by reductions in the cost of interest-bearing demand deposits, as well as a favorable shift in the mix of deposits to higher concentrations of non-interest bearing demand deposits. Non-interest bearing demand deposits accounted for 27% of total deposits at June 30, 2012, compared with 19% at June 30, 2011.

The weighted average cost of FHLB advances for the second quarter of 2012 was 1.95%, a decrease of 128 basis points from 3.23% in the second quarter of 2011. The weighted average cost of FHLB advances for the six months ended June 30, 2012 was 1.94%, compared with 3.22% for the same period of 2011. The significant improvement was attributable to the amortization of premiums on assumed FHLB borrowings, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	3.08%	3.23%	3.25%	3.22%
Acquisition accounting adjustments	(1.13)	0.00	(1.31)	0.00
Reported weighted average cost on FHLB advances	1.95%	3.23%	1.94%	3.22%
(1)  Acquisition accounting adjustments is calculated by subtracting the weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on assumed FHLB borrowings, the weighted average cost of FHLB advances decreased to 3.08% for the second quarter of 2012 from 3.23% for the same period of 2011, reflecting the addition of $105.0 million in new FHLB borrowings at a rate of 0.76%, which was substantially lower than the weighted average rate of the rest of the borrowings. The weighted average original maturity of the new borrowings was 3.67 years. In addition, a total of $65.1 million of FHLB borrowings with weighted average rates of 0.57% matured during the quarter and were paid off.

Excluding amortization of premiums on assumed FHLB borrowings, the weighted average cost of FHLB advances slightly increased to 3.25% for the six months ended June 30, 2012, compared with 3.22% for the same period of 2011. The increase was attributed to higher rates on the assumed FHLB borrowings in relation to the Company's legacy rates.

Prepayment penalty income for the second quarter of 2012 and 2011 was $198 thousand and $34 thousand, respectively. Non-accrual interest income reversed was $400 thousand and $237 thousand for the second quarter of 2012 and 2011, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for second quarter 2012 and 2011 would have been as 5.04% and 4.19%, respectively.

Prepayment penalty income for the six months ended June 30, 2012 and 2011 was $314 thousand and $263 thousand, respectively. Non-accrual interest income reversed was $749 thousand and $337 thousand for the six months ended June 30, 2012 and 2011, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the six months ended June 30, 2012 and 2011 would have been as 5.09% and 4.16%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$3,847,921	$62,504	6.53%	$2,190,436	$33,150	6.07%
Securities available for sale(3)	692,399	4,249	2.45%	501,298	3,965	3.16%
FRB and FHLB stock and other investments	203,935	160	0.31%	132,957	179	0.54%
Federal funds sold	19,794	30	0.59%	0	0	N/A
Total interest earning assets	$4,764,049	$66,943	5.65%	$2,824,691	$37,294	5.29%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,184,339	$1,849	0.63%	$710,948	$1,545	0.87%
Savings	187,872	830	1.78%	126,238	729	2.32%
Time deposits:
$100,000 or more	807,803	1,498	0.75%	315,278	381	0.49%
Other	652,937	1,068	0.66%	623,361	2,435	1.57%
Total time deposits	1,460,740	2,566	0.71%	938,639	2,816	1.20%
Total interest bearing deposits	2,832,951	5,245	0.74%	1,775,825	5,090	1.15%
FHLB advances	329,066	1,603	1.95%	300,000	2,412	3.23%
Other borrowings	47,488	593	4.95%	42,624	461	4.27%
Total interest bearing liabilities	3,209,505	$7,441	0.93%	2,118,449	$7,963	1.51%
Non-interest bearing demand deposits	1,021,805			417,377
Total funding liabilities / cost of funds	$4,231,310		0.71%	$2,535,826		1.26%
Net interest income/net interest spread		$59,502	4.72%		$29,331	3.78%
Net interest margin			5.02%			4.16%
Net interest margin, excluding the effect of non-accrual loan income (expense)(4)			5.06%			4.20%
Net interest margin, excluding the effect of non-accrual loan income (expense) and prepayment fee income(4) (5)			5.04%			4.19%
Cost of deposits:
Non-interest bearing demand deposits	$1,021,805	$0		$417,377	$0
Interest bearing deposits	2,832,951	5,245	0.74%	1,775,825	5,090	1.15%
Total deposits	$3,854,756	$5,245	0.55%	$2,193,202	$5,090	0.93%
 *    Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Non-accrual interest income reversed was $400 thousand and $237 thousand for the three months ended June 30, 2012 and 2011, respectively.

(5)	Loan prepayment fee income excluded was $198 thousand and $34 thousand for the three months ended June 30, 2012 and 2011, respectively.

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$3,812,708	$125,923	6.64%	$2,179,150	$66,235	6.13%
Securities available for sale(3)	709,063	9,158	2.58%	513,751	7,895	3.07%
FRB and FHLB stock and other investments	230,789	339	0.29%	135,016	358	0.53%
Federal funds sold	22,787	78	0.68%	0	0	N/A
Total interest earning assets	$4,775,347	$135,498	5.70%	$2,827,917	$74,488	5.31%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,208,551	$3,973	0.66%	$695,686	$3,009	0.87%
Savings	191,902	1,752	1.84%	126,449	1,439	2.29%
Time deposits:
$100,000 or more	787,468	2,895	0.74%	318,475	837	0.53%
Other	687,979	2,029	0.59%	631,907	4,936	1.58%
Total time deposits	1,475,447	4,924	0.67%	950,382	5,773	1.23%
Total interest bearing deposits	2,875,900	10,649	0.74%	1,772,517	10,221	1.16%
FHLB advances	334,515	3,229	1.94%	312,238	4,984	3.22%
Other borrowings	48,798	1,260	5.11%	48,822	1,069	4.35%
Total interest bearing liabilities	3,259,213	$15,138	0.93%	2,133,577	$16,274	1.54%
Non-interest bearing demand deposits	1,003,307			403,234
Total funding liabilities / cost of funds	$4,262,520		0.71%	$2,536,811		1.29%
Net interest income/net interest spread		$120,360	4.77%		$58,214	3.77%
Net interest margin			5.07%			4.15%
Net interest margin, excluding the effect of non-accrual loan income (expense)(4)			5.10%			4.17%
Net interest margin, excluding the effect of non-accrual loan income (expense) and prepayment fee income(4) (5)			5.09%			4.16%
Cost of deposits:
Non-interest bearing demand deposits	$1,003,307	$0		$403,234	$0
Interest bearing deposits	2,875,900	10,649	0.74%	1,772,517	10,221	1.16%
Total deposits	$3,879,207	$10,649	0.55%	$2,175,751	$10,221	0.95%
*    Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Non-accrual interest income reversed was $749 thousand and $337 thousand for the six months ended June 30, 2012 and 2011, respectively.

(5)	Loan prepayment fee income excluded was $314 thousand and $263 thousand for the six months ended June 30, 2012 and 2011, respectively.

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

	Three months ended June 30, 2012 over June 30, 2011
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$29,354	$2,685	$26,669
Interest on securities	284	(1,013)	1,297
Interest on FRB and FHLB stock and other investments	(19)	(94)	75
Interest on federal funds sold	30	0	30
Total interest income	$29,649	$1,578	$28,071
INTEREST EXPENSE:
Interest on demand, interest bearing	$304	$(508)	$812
Interest on savings	101	(197)	298
Interest on time deposits	(250)	(1,417)	1,167
Interest on FHLB advances	(809)	(1,032)	223
Interest on other borrowings	132	77	55
Total interest expense	$(522)	$(3,077)	$2,555
Net Interest Income	$30,171	$4,655	$25,516

	Six months ended June 30, 2012 over June 30, 2011
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$59,688	$6,182	$53,506
Interest on securities	1,263	(1,401)	2,664
Interest on FRB and FHLB stock and other investments	(19)	(203)	184
Interest on federal funds sold	78	0	78
Total interest income	$61,010	$4,578	$56,432
INTEREST EXPENSE:
Interest on demand, interest bearing	$964	$(853)	$1,817
Interest on savings	313	(325)	638
Interest on time deposits	(849)	(3,247)	2,398
Interest on FHLB advances	(1,755)	(2,089)	334
Interest on other borrowings	191	192	(1)
Total interest expense	$(1,136)	$(6,322)	$5,186
Net Interest Income	$62,146	$10,900	$51,246

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
The provision for loan losses for the second quarter of 2012 was $7.2 million, a decrease of $2.9 million, or 29%, from $10.0 million for the same period last year. The decrease is primarily due to lower charge-offs for the most recent quarters resulting in lower historical loss rates that are used to calculate general reserve requirements. Net charge-offs decreased to $4.0 million for the three months ended June 30, 2012, compared to $13.7 million for the same period last year.
The provision for loan losses for the six months ended June 30, 2012 was $9.8 million, a decrease of $5.5 million, or 36%, from $15.3 million for the same period last year. The decrease is also due to the same reasons previously discussed for the second quarter. Net charge-offs decreased to $6.2 million for the six months ended June 30, 2012, compared to $17.9 million for the same period last year.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.
Non-interest Income
Non-interest income is primarily comprised of service fees on deposits accounts, fees received from our trade finance letters of credit operations and net gains on sales of loans and securities available for sale.
Non-interest income for the second quarter of 2012 was $10.2 million, compared to $7.7 million for the same quarter of 2011, an increase of $2.5 million, or 33%. The increase reflected operations as a combined Company, partially offset by a $1.9 million reduction in net gains on sale of SBA loans from $4.4 million for the second quarter of 2011 to $2.5 million for the second quarter of 2012.
Non-interest income for the six months ended June 30, 2012 was $21.9 million, compared to $12.2 million for the same period of 2011, an increase of $9.7 million, or 79%. The increase was primarily attributable to the merger with Center, as discussed previously. We posted a net gain on sale of securities consisted of a Trust Preferred security, which had been marked to market in a prior period, of $816 thousand during the six months ended June 30, 2012. This compares with none in the same reporting period of 2011.
The breakdown of changes in our non-interest income by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,269	$1,413	$1,856	131.4%
International service fees	1,403	669	734	109.7%
Loan servicing fees, net	810	418	392	93.8%
Wire transfer fees	775	348	427	122.7%
Other income and fees	1,354	557	797	143.1%
Net gains on sales of SBA loans	2,463	4,354	(1,891)	(43.4)%
Net gains on sales of other loans	146	0	146	100.0%
Net gains on sales and calls of securities available for sale	0	6	(6)	-100.0%
Net valuation gains (losses) on interest rate contracts	10	(106)	116	-109.4%
Net gains (losses) on sales of OREO	(8)	25	(33)	-132.0%
Total non-interest income	$10,222	$7,684	$2,538	33.0%

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,429	$2,910	$3,519	120.9%
International service fees	2,627	1,239	1,388	112.0%
Loan servicing fees, net	2,147	881	1,266	143.7%
Wire transfer fees	1,516	670	846	126.3%
Other income and fees	2,694	1,064	1,630	153.2%
Net gains on sales of SBA loans	5,426	5,514	(88)	(1.6%)
Net gains on sales of other loans	146	0	146	100.0%
Net gains on sales and calls of securities available for sale	816	6	810	(100.0%)
Net valuation gains (losses) on interest rate contracts	13	(117)	130	(111.1%)
Net gains (losses) on sales of OREO	53	27	26	96.3%
Total non-interest income	$21,867	$12,194	$9,673	79.3%

Non-interest Expense
Non-interest expense for the second quarter of 2012 was $31.1 million, an increase of $14.2 million, or 84%, from $16.9 million for the same period of last year. The significant increase reflected the combined operations of BBCN in 2012 compared with the pre-merger totals for 2011. Salaries and benefits expense increased $7.0 million, or 92%, to $14.7 million for the second quarter of 2012, compared to $7.6 million for the same period of 2011. The increase was due to an increase in the number of full-time equivalent (FTE) employees, which increased to 653 at June 30, 2012 from 369 at June 30, 2011. The FTEs as of June 30, 2011 on a pro forma basis was 682. The adjusted number of FTEs as of the merger closing date of November 30, 2011 was 690. Notwithstanding a slight decrease in FTEs from March 31, 2012 of 661, salaries and benefits expense increased modestly, reflecting annual salary increases, as well as higher vacation and bonus accruals. Occupancy expense for the second quarter of 2012 rose 73% to $4.2 million from $2.4 million for the same period of 2011, primarily reflecting the combined number of branches post-merger. The FDIC assessment for the second quarter of 2012 amounted to $51 thousand, compared with $877 thousand for the second quarter of 2011. The significant decline is attributed to the recognition of a $686 thousand assessment rate reduction for fourth quarter of 2011 as a result of an upgrade of the Company's risk category. We noted that the FDIC assessment is primarily based on assets and expects it will be approximately $1.0 million for the third quarter of 2012. Other non-interest expense for the second quarter of 2012 included a $461 thousand loss incurred on the early retirement of a $10.0 million Trust Preferred security, bearing a 10.18% interest rate.
Non-interest expense for the six months ended June 30, 2012 was $61.5 million, an increase of $27.9 million, or 83%, from $33.6 million for the same period of last year. The increase largely reflected the combined operations of new BBCN. Salaries and benefits expense increased $14.0 million, or 94%, to $28.7 million for the the six months ended June 30, 2012, compared to $14.8 million for the same period of 2011. The increase was due to an increase in the FTE employees, as previously discussed for the second quarter.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$14,658	$7,625	$7,033	92.2%
Occupancy	4,232	2,445	1,787	73.1%
Furniture and equipment	1,468	934	534	57.2%
Advertising and marketing	1,525	594	931	156.7%
Data processing and communications	1,573	923	650	70.4%
Professional fees	1,069	769	300	39.0%
FDIC assessment	51	877	(826)	-94.2%
Credit related expenses	2,290	1,004	1,286	128.1%
Merge and integration expenses	1,348	381	967	253.8%
Other	2,863	1,334	1,529	114.6%
Total non-interest expense	$31,077	$16,886	$14,191	84.0%

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$28,737	$14,779	$13,958	94.4%
Occupancy	7,878	4,882	2,996	61.4%
Furniture and equipment	2,686	1,869	817	43.7%
Advertising and marketing	2,983	1,173	1,810	154.3%
Data processing and communications	3,184	1,906	1,278	67.1%
Professional fees	1,682	1,478	204	13.8%
FDIC assessment	1,088	2,166	(1,078)	-49.8%
Credit related expenses	4,470	1,748	2,722	155.7%
Merge and integration expenses	3,121	892	2,229	249.9%
Other	5,683	2,688	2,995	111.4%
Total non-interest expense	$61,512	$33,581	$27,931	83.2%

Provision for Income Taxes
Income tax expense was $12.1 million and $3.8 million for the second quarter ended June 30, 2012 and 2011, respectively. The effective income tax rate for the quarters ended June 30, 2012 and 2011 was 38.5% and 37.3%, respectively. Income tax expense was $27.6 million and $8.5 million for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 and 2011 was 39.0% and 39.3%.

Financial Condition
At June 30, 2012, our total assets were $5.05 billion, a decrease of $117 million from $5.17 billion at December 31, 2011. As discussed previously, the decrease in total assets was due to the decrease in Cash and cash equivalent from $300.1 million at December 31, 2011 to $179.6 million at June 30, 2012 to redeem $122 million of Series A and Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program on June 27, 2012.
Investment Securities Portfolio
As of June 30, 2012, we had $666.9 million in available-for-sale securities, compared to $740.9 million of such securities at December 31, 2011. The net unrealized gain on the available-for-sale securities at June 30, 2012 was $14.8 million, compared to a net unrealized gain on such securities of $15.2 million at December 31, 2011. During the six months ended June 30, 2012, $15.5 million in securities were purchased, $83.5 million in mortgage related securities were paid down, and $1.1 million in securities were either called or matured. We sold a $1.0 million corporate Trust Preferred security acquired in the merger, and recognized a gain of $0.8 million. No securities were sold during the same period of last year. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available-for-sale securities was 3.38 years and 3.54 years at June 30, 2012 and December 31, 2011, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available-for-sale securities was 3.70 years and 3.91 years at June 30, 2012 and December 31, 2011, respectively.
Loan Portfolio
As of June 30, 2012, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale, was $3.87 billion, an increase of $135.7 million from $3.74 billion at December 31, 2011. Total loan originations during the six months ended June 30, 2012 were $409.1 million, including SBA loan originations of $101.7 million, compared to $204.2 million during the same period of 2011.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
		(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$1,931	0%	$2,043	0%
Commercial & industrial	2,717,924	70%	2,631,880	70%
Construction	43,365	1%	44,756	1%
Total real estate loans	2,763,220	71%	2,678,679	73%
Commercial business	877,405	23%	849,576	23%
Trade finance	175,638	5%	146,684	4%
Consumer and other	60,732	2%	66,631	2%
Total loans outstanding	3,876,995	100%	3,741,570	100%
Less: deferred loan fees	(2,457)		(2,744)
Gross loans receivable	3,874,538		3,738,826
Less: allowance for loan losses	(65,505)		(61,952)
Loans receivable, net	$3,809,033		$3,676,874

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $74.0 million at June 30, 2012 and $81.6 million at December 31, 2011. SBA loans included in commercial and industrial real estate loans were $145.8 million at June 30, 2012 and $152.5 million at December 31, 2011.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loan commitments	$554,256	$458,096
Standby letters of credit	37,097	29,028
Other commercial letters of credit	60,484	49,457
	$651,837	$536,581

Nonperforming Assets
Nonperforming assets, which include non-accrual loans, loans past due 90 days or more and accruing, restructured loans,

and other real estate owned, were $90.2 million at June 30, 2012, compared to $73.8 million at December 31, 2011. The increase in the dollar amount of non-performing loans primarily reflects three commercial real estate (CRE) loans, aggregating $9.9 million, which were placed on non-accrual status and three loans, two CRE and one C&I, totaling $5.4 million, which were restructured. The ratio of nonperforming assets to gross loans plus OREO was 2.32% and 1.97% at June 30, 2012 and December 31, 2011, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$39,730	$31,212
Delinquent loans 90 days or more on accrual status	20,701	16,169
Accruing restructured loans	23,082	18,775
Total Nonperforming Loans	83,513	66,156
Other real estate owned	6,712	7,625
Total Nonperforming Assets	$90,225	$73,781
Nonperforming loans to total gross loans, excluding loans held for sale	2.16%	1.77%
Nonperforming assets to gross loans plus OREO	2.32%	1.97%
Nonperforming assets to total assets	1.79%	1.43%
Allowance for loan losses to non-performing loans (excludes delinquent loans 90 days or more on accrual status)	104.29%	123.94%
Allowance for loan losses to non-performing assets	72.60%	83.97%

Allowance for Loan Losses
The allowance for loan losses was $65.5 million at June 30, 2012, compared to $62.0 million at December 31, 2011. We recorded a provision for loan losses of $9.8 million during the six months ended June 30, 2012, compared to $15.3 million for the same period of 2011. The allowance for loan losses was 1.69% of gross loans at June 30, 2012 and 1.66% of gross loans at December 31, 2011. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $91.4 million and $82.0 million as of June 30, 2012 and December 31, 2011, respectively, with specific allowances of $13.2 million and $18.0 million, respectively. The $9.3 million increase in impaired loans from December 31, 2011 to June 30, 2012 was due primarily to inflow of acquired loans being placed on non-accrual status.
The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2012		December 31, 2011
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate - Residential	$9	0%	$9	0%
Real estate - Commercial	38,994	70%	38,307	70%
Real estate - Construction	521	1%	724	1%
Commercial business	21,273	23%	20,681	23%
Trade finance	3,504	4%	1,786	4%
Consumer and other	1,204	2%	445	2%
Total	$65,505	100%	$61,952	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans, which are accounted for under the amortized cost method (referred to as "legacy" loans) and loans acquired from Center (referred to as "acquired" loans). The acquired loans were further segregated between Credit Impaired Loans

(ASC 310-30, Loans Acquired with the Credit Deterioration) and performing loans (pass graded loans acquired from Center in the merger). The activity in the ALLL for the three and six months ended June 30, 2012 is as follows:

		Acquired Loans (2)
For three months	Legacy Loans (1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$60,233	$814	$1,262	$62,309
Provision for loan losses	5,148	1,100	934	7,182
Loans charged off	(4,346)	0	(1,263)	(5,609)
Recoveries of charged offs	1,361	0	262	1,623
Balance, end of period	$62,396	$1,914	$1,195	$65,505

Gross loans, net of deferred loan fees and costs	$2,763,869	164,959	945,710	$3,874,538
Loss coverage ratio	2.26%	1.16%	0.13%	1.69%

		Acquired Loans (2)
For six months	Legacy Loans (1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$61,952	$0	$0	$61,952
Provision for loan losses	5,984	1,914	1,884	9,782
Loans charged off	(7,643)	0	(1,349)	(8,992)
Recoveries of charged offs	2,103	0	660	2,763
Balance, end of period	$62,396	$1,914	$1,195	$65,505

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and certain other ratios as of the dates and for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
LOANS
Average gross loans receivable, including loans held for sale (net of deferred fees)	$3,812,708	$2,167,739
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	$3,874,538	$2,202,446
ALLOWANCE:
Balance-beginning of period	$61,952	$62,320
Less: Loan charge-offs:
Residential real estate	0	0
Commercial & industrial real estate	(4,285)	(12,580)
Construction	0	(3,254)
Commercial business loans	(3,533)	(4,544)
Trade finance	(300)	0
Consumer and other loans	(874)	(123)
Total loans charged off	(8,992)	(20,501)
Plus: Loan recoveries
Commercial & industrial real estate	1,283	745
Commercial business loans	997	1,616
Trade Finance	60	0
Consumer and other loans	423	207
Total loans recoveries	2,763	2,568
Net loan charge-offs	(6,229)	(17,933)
Provision for loan losses	9,782	15,309
Balance-end of period	$65,505	$59,696
Net loan charge-offs to average gross loans, including loans held for sale (net of deferred fees) *	0.33%	1.65%
Allowance for loan losses to gross loans at end of period	1.69%	2.71%
Net loan charge-offs to beginning allowance *	20.11%	57.55%
Net loan charge-offs to provision for loan losses	63.68%	117.14%
* Annualized
We believe the allowance for loan losses as of June 30, 2012 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2012, our deposits had decreased by $58 million, or 1%, to $3.88 billion from $3.94 billion at December 31, 2011. Retail deposits totaled $3.48 billion at June 30, 2012, a decrease of $83 million from $3.56 billion at December 31, 2011. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $1.33 billion at June 30, 2012, a decrease of $109 million from $1.44 billion at December 31, 2011. The decrease reflected the deposit mix shift to non-interest bearing deposits, which increased to $1.06 billion at June 30, 2012, from $984 million at December 31, 2011.
At June 30, 2012, 27.4% of total deposits were non-interest bearing demand deposits, 38.4% were time deposits and 34.2% were interest bearing demand and savings deposits. By comparison, at December 31, 2011, 25.0% of total deposits were non-interest bearing demand deposits, 38.6% were time deposits, and 36.4% were interest bearing demand and saving deposits.
At June 30, 2012, we had $105.2 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $80.7 million and $300.0 million of such deposits at December 31, 2011, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.14% at June 30, 2012 and were collateralized with securities with a carrying value of $326.6 million. The weighted average interest rate for brokered deposits was 0.35% at June 30, 2012.
The following is a schedule of CD maturities as of June 30, 2012:

Maturity Schedule of Time Deposits
($ in thousands)

		Weighted Average
Quarter Ending	Balance	Interest Rate
September 30, 2012	$579,259	0.53%
December 31, 2012	306,344	1.12%
March 31, 2013	250,683	1.22%
June 30, 2013	228,969	0.97%
Total one year or less	1,365,255	0.86%
Over one year	126,996	1.27%
Total time deposits	$1,492,251	0.90%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2012, we had $371.1 million of FHLB advances with average remaining maturities of 1.8 years, compared to $344.4 million with average remaining maturities of 1.3 years at December 31, 2011. The weighted average rate, including the acquisition accounting adjustments was 1.77% and 1.93% at June 30, 2012 and at December 31, 2011, respectively.
During the second quarter of 2012, we retired a $10.0 million Trust Preferred Security (Nara Bancorp Capital Trust I), beating a 10.18% interest rate. At June 30, 2012 , five wholly-owned subsidiary grantor trusts ("Trusts") established by us had issued $46 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $715.5 million at June 30, 2012 compared to $795.9 million at December 31, 2011. The decrease was primarily due to the redemption of $122 million of Series A and Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program ("TARP") on June 27, 2012, as discussed previously. The overall decrease was offset by the net income to common stockholders of $37.7 million for the six months ended June 30, 2012. Our ratio of tangible common equity to tangible assets was 12.49% at June 30, 2012, compared to 11.42% at December 31, 2011. The increase was attributable to the increase in common stockholders' equity.
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
At June 30, 2012, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $649.3 million, compared to $733.3 million at December 31, 2011, representing an increase of $84 million, or 11%. The decrease was primarily due to the redemption of $122 million of TARP on June 27, 2012. At June 30, 2012, the total capital to risk-weighted assets ratio was 16.80% and the Tier I capital to risk-weighted assets ratio was 15.54%. The Tier I leverage capital ratio was 12.97%.
As of June 30, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of June 30, 2012 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier 1 capital to total assets	$649,292	13.0%	N/A	N/A
Tier 1 risk-based capital ratio	$649,292	15.5%	N/A	N/A
Total risk-based capital ratio	$701,835	16.8%	N/A	N/A
BBCN Bank
Tier I capital to total assets	$625,409	12.5%	$250,355	5.0%	$375,054	7.5%
Tier 1 risk-based capital ratio	$625,409	15.0%	$250,479	6.0%	$374,930	9.0%
Total risk-based capital ratio	$677,914	16.2%	$417,465	10.0%	$260,449	6.2%
	As of December 31, 2011 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier 1 capital to total assets	$733,319	19.8%	N/A	N/A
Tier 1 risk-based capital ratio	$733,319	18.2%	N/A	N/A
Total risk-based capital ratio	$784,054	19.4%	N/A	N/A
BBCN Bank
Tier I capital to total assets	$670,855	18.1%	$185,048	5.0%	$485,807	13.1%
Tier 1 risk-based capital ratio	$670,855	16.6%	$242,168	6.0%	$428,687	10.6%
Total risk-based capital ratio	$721,551	17.9%	$403,613	10.0%	$317,938	7.9%

Liquidity Management
Liquidity risk is the risk of reduction in our earnings or capital that would result if we were not able to meet our obligations when they come due without incurring unacceptable losses. Liquidity risk includes the risk of unplanned decreases or changes in funding sources and changes in market conditions that affect our ability to liquidate assets quickly and with minimum loss of value. Factors considered in liquidity risk management are the stability of the deposit base; the marketability, maturity, and pledging of our investments; the availability of alternative sources of funds; and our demand for credit. The objective of our liquidity management is to have funds available to meet cash flow requirements arising from fluctuations in deposit levels and the demands of daily operations, which include funding of securities purchases, providing for customers' credit needs, and ongoing repayment of borrowings.
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
At June 30, 2012, our total borrowing capacity from the Federal Home Loan Bank of San Francisco was $1.2 billion, of which $838 million was unused and available to borrow. At June 30, 2012, our total borrowing capacity from the Federal Reserve Bank was $339 million, of which $339 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $519.1 million at June 30, 2012 compared to $689.8 million at December 31, 2011. Cash and cash equivalents, including federal funds sold were $179.6 million at June 30, 2012 compared to $300.1 million at December 31, 2011. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset Liability Committee of the Board ("ALCO") and to the Asset and Liability Management Committee (“ALM”), which is composed of Nara Bank’s senior executives and other designated officers.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2012, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2012		December 31, 2011
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	3.69%	(1.24)%	5.46%	(4.61)%
+ 100 basis points	(0.26)%	0.21%	2.91%	(1.84)%
- 100 basis points	(1.87)%	(0.90)%	0.77%	4.57%
- 200 basis points	(7.15)%	3.75%	0.83%	8.58%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

BBCN has received communications from the Small Business Administration ("SBA") asserting that the SBA is entitled to receive from BBCN a portion of the amounts to be paid to BBCN by the FDIC in respect of SBA loans that are covered by the FDIC loss share agreements. The amounts claimed by the SBA with respect to covered SBA loans are based on the SBA's guarantee percentage of the individual covered loans referred to in the communications. An aggregate of $55 million of SBA loans were subject to the loss share agreements at inception. BBCN disagrees with the SBA's position. The discussions with the SBA regarding this matter are at an early stage and BBCN is not presently able to determine the probable outcome.

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

BBCN BANCORP, INC.

Date:	August 9, 2012	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date:	August 9, 2012

/s/ Philip E. Guldeman
Philip E. Guldeman
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8 Exhibit 3.3 filed with the SEC on February 5, 2003)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.1.1 filed with the SEC on November 8, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix B filed with the SEC on September 6, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Registration Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6
Certificate of Merger, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Registration Statement on Form 10-Q Exhibit 3.6 filed with SEC on May 10, 2012)

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

*	Filed herewith

**	Furnished herewith