Form 10-Q
period 2012-09-30
BBCN BANCORP INC
filed 2012-11-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2012, there were 78,041,511 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information
Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see "Part II, Item 1A. Risk Factors" contained herein and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$74,441	$81,785
Interest-earning deposit at Federal Reserve Bank	155,202	217,800
Federal funds sold	0	525
Total cash and cash equivalents	229,643	300,110
Term federal funds sold, original maturities more than 90 days	0	40,000
Securities available for sale, at fair value	687,059	740,920
Loans held for sale, at the lower of cost or fair value	58,484	42,407
Loans receivable, net of allowance for loan losses (September 30, 2012 - $65,952; December 31, 2011 - $61,952)	4,003,542	3,676,874
Other real estate owned, net	4,135	7,624
Federal Home Loan Bank ("FHLB") stock, at cost	23,500	27,373
Premises and equipment, net of accumulated depreciation and amortization (September 30, 2012 - $21,473; December 31, 2011 - $19,018)	22,672	20,913
Accrued interest receivable	12,881	13,439
Deferred tax assets, net	63,497	72,604
Customers’ liabilities on acceptances	10,373	10,515
Bank owned life insurance	43,416	42,514
Investments in affordable housing partnerships	13,776	15,367
Goodwill	89,882	90,473
Other intangible assets, net	3,335	4,276
Prepaid FDIC insurance	8,212	9,720
FDIC loss share receivable	7,325	10,819
Other assets	50,247	40,656
Total assets	$5,331,979	$5,166,604

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$1,105,161	$984,350
Interest bearing:
Money market and NOW accounts	1,145,304	1,237,378
Savings deposits	185,709	198,063
Time deposits of $100,000 or more	892,941	759,923
Other time deposits	723,409	761,178
Total deposits	4,052,524	3,940,892
Federal Home Loan Bank borrowings	460,815	344,402
Subordinated debentures	41,809	52,102
Accrued interest payable	5,451	6,519
Acceptances outstanding	10,373	10,515
Other liabilities	26,552	16,235
Total liabilities	4,597,524	4,370,665
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 122,000 shares as of December 31, 2011
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 67,000 shares at December 31, 2011, net, with a liquidation preference of $67,428,000 at December 31, 2011	0	65,158
Series B, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 55,000 shares at December 31, 2011, net, with a liquidation preference of $55,229,000 at December 31, 2011	0	54,192
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2012 and December 31, 2011; issued and outstanding, 78,016,260 and 77,984,252 shares at September 30, 2012 and December 31, 2011, respectively	78	78
Additional paid-in capital	524,608	524,644
Retained earnings	198,964	142,909
Accumulated other comprehensive income, net	10,805	8,958
Total stockholders’ equity	734,455	795,939
Total liabilities and stockholders’ equity	$5,331,979	$5,166,604

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$61,553	$34,902	$187,476	$101,137
Interest on securities	3,782	3,843	12,940	11,738
Interest on federal funds sold and other investments	120	182	537	540
Total interest income	65,455	38,927	200,953	113,415
INTEREST EXPENSE:
Interest on deposits	5,214	4,977	15,862	15,198
Interest on FHLB advances	1,603	2,438	4,832	7,422
Interest on other borrowings	407	459	1,667	1,528
Total interest expense	7,224	7,874	22,361	24,148
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	58,231	31,053	178,592	89,267
PROVISION FOR LOAN LOSSES	6,900	3,483	16,682	18,792
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	51,331	27,570	161,910	70,475
NON-INTEREST INCOME:
Service fees on deposit accounts	3,121	1,352	9,550	4,262
International service fees	1,183	603	3,810	1,842
Loan servicing fees, net	1,031	464	3,178	1,345
Wire transfer fees	833	343	2,349	1,013
Other income and fees	1,364	534	4,058	1,598
Net gains on sales of SBA loans	0	823	5,426	6,337
Net gains (losses) on sales of other loans	0	(30)	146	(30)
Net gains on sales and calls of securities available for sale	133	64	949	70
Net valuation gains (losses) on interest rate swaps and caps	11	(3)	24	(120)
Net gains (losses) on sales of OREO	(12)	108	41	135
Total non-interest income	7,664	4,258	29,531	16,452
NON-INTEREST EXPENSE:
Salaries and employee benefits	13,611	7,657	42,348	22,436
Occupancy	3,910	2,480	11,788	7,362
Furniture and equipment	1,495	984	4,181	2,853
Advertising and marketing	1,159	354	4,142	1,527
Data processing and communications	1,659	813	4,843	2,719
Professional fees	876	612	2,558	2,090
FDIC assessments	644	983	1,732	3,149
Credit related expenses	2,497	867	6,967	2,615
Merger and integration expense	183	574	3,304	1,465
Other	2,736	1,493	8,419	4,182
Total non-interest expense	28,770	16,817	90,282	50,398
INCOME BEFORE INCOME TAX PROVISION	30,225	15,011	101,159	36,529
INCOME TAX PROVISION	11,827	5,196	39,463	13,650
NET INCOME	$18,398	$9,815	$61,696	$22,879
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$0	$(1,077)	$(5,640)	$(3,227)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$18,398	$8,738	$56,056	$19,652
EARNINGS PER COMMON SHARE
Basic	$0.24	$0.23	$0.72	$0.52
Diluted	$0.24	$0.23	$0.72	$0.52
See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$18,398	$9,815	$61,696	$22,879
Other comprehensive income (loss):
Unrealized gain on securities available for sale and interest only strips	3,374	3,479	3,867	6,606
Reclassification adjustments for gains realized in income	(133)	(64)	(949)	(70)
Tax expense (benefit)	1,261	1,308	1,051	2,532
Change in unrealized gain on securities available for sale and interest only strips	1,980	2,107	1,867	4,004

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	(11)	(11)	(33)	(33)
Tax benefit	(5)	(4)	(13)	(13)
Change in unrealized gain on interest-rate caps	(6)	(7)	(20)	(20)

Total other comprehensive gain (loss)	1,974	2,100	1,847	3,984
Total comprehensive income	$20,372	$11,915	$63,543	$26,863

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2011	$64,203	37,983,027	$38	$171,364	$120,361	$2,597
Issuance of additional shares pursuant to various stock plans		112,233		510
Tax effects of stock plans				139
Stock-based compensation				52
Preferred stock cash dividends accrued (5%)					(2,512)
Accretion of preferred stock discount	715				(715)
Comprehensive income:
Net income					22,879
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						3,999
Change in unrealized gain on interest-only strips, net of tax						5
Change in unrealized gain (loss) on interest rate swaps, net of tax						(20)
BALANCE, SEPTEMBER 30, 2011	$64,918	38,095,260	$38	$172,065	$140,013	$6,581

BALANCE, JANUARY 1, 2012	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		32,008		200
Tax effects of stock plans				(6)
Stock-based compensation				1,959
Redemption of common stock warrant				(2,189)
Preferred stock cash dividends accrued (5%)					(2,991)
Accretion of preferred stock discount	2,650				(2,650)
Comprehensive income:
Net income					61,696
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						1,840
Change in unrealized gain on interest-only strips, net of tax						27
Change in unrealized gain (loss) on interest rate swaps, net of tax						(20)
BALANCE, SEPTEMBER 30, 2012	$0	78,016,260	$78	$524,608	$198,964	$10,805

See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,696	$22,879
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(18,518)	6,242
Stock-based compensation expense	1,959	52
Provision for loan losses	16,682	18,792
Valuation adjustment of loans held for sale	703	35
Valuation adjustment of OREO	2,659	491
Proceeds from sales of loans	90,022	82,849
Originations of loans held for sale	(97,968)	(57,713)
Net gains on sales of SBA and other loans	(6,014)	(6,307)
Net change in bank owned life insurance	(902)	(560)
Net gains on sales and calls of securities available for sale	(949)	(70)
Net gains on sales of OREO	(41)	(135)
Net valuation (gains) losses on interest rate swaps and caps	(24)	120
Change in accrued interest receivable	558	391
Change in deferred income taxes	7,625	6,524
Change in prepaid FDIC insurance	1,508	2,995
Change in investments in affordable housing partnership	1,591	0
Change in FDIC loss share receivable	3,743	0
Change in other assets	(9,532)	(9,377)
Change in accrued interest payable	(1,068)	(1,078)
Change in other liabilities	11,754	1,017
Net cash provided by operating activities	65,484	67,147
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(326,194)	(171,323)
Proceeds from sales of securities available for sale	28,446	0
Proceeds from sales of OREO	4,341	2,945
Proceeds from matured term federal funds	100,000	0
Proceeds from sales of equipment	3	0
Purchase of premises and equipment	(5,572)	(833)
Purchase of securities available for sale	(111,696)	(64,517)
Purchase of Federal Reserve Bank stock	0	(5)
Redemption of Federal Home Loan Bank Stock	3,873	2,156
Purchase of term federal funds	(60,000)	0
Proceeds from matured, called, or paid-down securities available for sale	135,686	139,903
Net cash used in investing activities	(231,113)	(91,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	114,344	91,082
Net change in secured borrowings	0	(11,057)
Redemption of subordinated debenture	(10,400)	0
Redemption of preferred stock	(122,000)	0
Payment of cash dividends on Preferred Stock	(3,648)	(2,512)
Proceeds from FHLB borrowings	625,000	0
Repayment of FHLB borrowings	(506,145)	(50,000)
Issuance of additional stock pursuant to various stock plans	200	510
Redemption of common stock warrant	(2,189)	0
Net cash used in financing activities	95,162	28,023
NET CHANGE IN CASH AND CASH EQUIVALENTS	(70,467)	3,496
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300,110	172,331
CASH AND CASH EQUIVALENTS, END OF PERIOD	$229,643	$175,827
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$23,429	$25,226
Income taxes paid	$26,663	$15,182
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to other real estate owned	$3,470	$6,558
Transfer from loan receivables to loans held for sale	$2,820	$23,279
Non-cash goodwill adjustment, net	$591	$0
See accompanying notes to condensed consolidated financial statements (unaudited)

BBCN Bancorp, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp", on a parent-only basis, and "Company", "we" or "our" on a consolidated basis), formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank ("BBCN Bank" or "the Bank"), formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank. On November 30, 2011, we merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrently with the merger, Nara Bancorp, Inc. ("Nara") changed its name to "BBCN Bancorp, Inc." At the bank level, Nara Bank merged into Center Bank and, concurrently with the merger, Center Bank changed its name to "BBCN Bank." The Bank has branches in California, the New York metropolitan area, New Jersey, the Seattle area of Washington and Chicago, as well as loan production offices in Atlanta, Dallas, Denver and Seattle.

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
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly-owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation.
We believe that we have made all adjustments, consisting solely of normal recurring accruals, necessary to fairly present our financial position at September 30, 2012 and the results of our operations for the three and nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, the determination of the carrying value for cash surrender value of life insurance, the determination of the carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.
Recent Accounting Pronouncements:
FASB ASC 350 – In September 2011, the FASB issued an update (ASU No. 2011-08, Testing Goodwill for Impairment) impacting FASB ASC 350-20, Intangibles – Goodwill and Other. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update became effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has performed an analysis under this approach and it did not have a material impact on the consolidated financial statements.
8

FASB ASC 220 – In December 2011, the FASB issued an update (ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05) impacting FASB ASC 220, Comprehensive Income. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement where net income is presented and the statement where other comprehensive income is presented. An entity should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the consolidated financial statements.
FASB ASC 805 – In October 2012, the FASB issued an update (ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution) impacting FASB ASC 805, Business Combinations. This update specifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This update becomes effective for interim and annual periods beginning on or after December 15, 2012, and is consistent with the Company’s current accounting treatment of changes in expected cash flows and the indemnification asset and will not have a material impact on the consolidated financial statements.

3.	Center Merger
On November 30, 2011, the merger of Center and Nara (the "Merger") was completed. Pursuant to the merger agreement, holders of Center common stock received 0.7805 shares of BBCN common stock for each share of Center common stock held immediately prior to the effective time of the merger. The total Company shares issued to each Center shareholder was rounded down to the nearest whole share and cash was paid for any remaining fractional shares. Approximately 31.2 million shares of Company common stock, with a Merger date fair value of $292 million, were issued to Center shareholders. Outstanding Center stock options and restricted stock awards were converted into stock options with respect to shares of BBCN common stock or shares of BBCN common stock, respectively, with appropriate adjustments to reflect the share exchange ratio.
The Merger was accounted for by BBCN using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the assets and liabilities of Center were recorded at their respective fair values and represent management's estimates based on available information. Through the Merger we acquired Center Bank's 21 full-service branch offices, two loan production offices, $326 million in cash, loans with a fair value of $1.4 billion, deposits with a fair value of $1.8 billion and borrowings with a fair value of $149 million. Goodwill of approximately $88 million was initially recorded in conjunction with the transaction. The goodwill related to the Merger represents the future economic benefit arising from the acquisition of Center Financial. The future economic benefits include the creation of a platform that can support future operations; strengthening our existing presence in Southern California; expanding our national presence through the addition of offices in Chicago, Seattle and Northern California; and future cost synergies. The results of Center's operations are included in our Consolidated Statements of Income subsequent to the date of the Merger.
The change in goodwill during the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning of period	$89,882	$2,509	$90,473	$2,509
Adjustment	0	0	(591)	0
Impairment	0	0	0	0
End of period	$89,882	$2,509	$89,882	$2,509

The goodwill arising from the Merger was reduced by a net $591 thousand to $87.4 million due to adjustments of certain acquisition date fair value asset and liability estimates during first quarter 2012.  Estimates made in the acquisition date accounting are subject to revisions during the subsequent one-year measurement period.  Due to the immateriality of the revision amount, the Company elected not to retrospectively adjust the acquisition date accounting and instead recorded the adjustments in first quarter 2012. Goodwill is not amortized for book purposes and is not deductible for tax purposes.

Direct costs related to the Merger were expensed as incurred. During the three months ended September 30, 2012, we incurred $183 thousand in merger and integration expenses, including $33 thousand in salaries and benefits and $150 thousand in professional fees. During the three months ended September 30, 2011, we incurred $574 thousand in merger and integration expenses. During the nine months ended September 30, 2012, we incurred $3.3 million in merger and integration expenses, including $1.1 million in salaries and benefits and $2.2 million in professional fees. During the nine months ended September 30, 2011, we incurred $1.5 million in merger and integration expenses.

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
Concurrently with the merger, Center's stock-based incentive plan, the Center Financial Corporation 2006 Stock Incentive Plan, adopted April 12, 2006, as amended and restated June 13, 2007 ("2006 Plan"), was assumed by BBCN, with the outstanding share awards of 585,860 shares and the 2,443,513 shares available for future grants at November 30, 2011 being converted at an exchange ratio of 0.7805.
The 2006 Plan provides for the granting of incentive stock options to officers and employees, and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The option prices of all options granted under the 2006 Plan must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the non-employee directors vest at the rate of 33% per year. All options not exercised generally expire ten years after the date of grant.
Under the 2007 and 2006 plans 2,630,050 shares were available for future grants as of September 30, 2012.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	830,011	$16.35
Granted	0	0
Exercised	(28,639)	7.11
Forfeited	0	0
Outstanding - September 30, 2012	801,372	$16.68	5.68	$992,000
Options exercisable - September 30, 2012	798,484	$16.68	5.67	$992,000
Unvested options expected to vest after September 30, 2012	2,888	$15.95	9.17	$0

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the nine months ended September 30, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2012	52,480	$7.42
Granted	502,710	10.45
Vested	(9,401)	6.69
Forfeited	(4,599)	7.46
Outstanding - September 30, 2012	541,190	$10.31	9.31

The total fair value of performance units vested for the nine months ended September 30, 2012 and 2011 was $100 thousand and $56 thousand, respectively.
The amount charged against income, before income tax benefit of $328 thousand and $5 thousand, in relation to the stock-based payment arrangements, was $818 thousand and $13 thousand for the three months ended September 30, 2012 and 2011, respectively. The amount charged against income, before income tax benefit of $805 thousand and $21 thousand, in relation to the stock-based payment arrangements, was $2.0 million and $52 thousand for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $3.6 million, and is expected to be recognized over a remaining weighted average vesting period of 1.68 years.
The estimated annual stock-based compensation expense as of September 30, 2012 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2012	$751
For the year ended December 31:
2013	1,412
2014	659
2015	639
2016	101
2017	7
Total	$3,569

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2012 and 2011, stock options and restricted shares awards for approximately 565 thousand shares and 381 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2012 and 2011, stock options and restricted shares awards for approximately 564 thousand and 376 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 337,000 shares of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three and nine months ended September 30, 2012. Warrants to purchase 521,000 shares of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three and nine months ended September 30, 2011.
The following table shows the computation of basic and diluted EPS for the three and six months ended September 30, 2012 and 2011.

	For the three months ended September 30,
	2012			2011
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$18,398			$9,815
Less: preferred stock dividends and accretion of preferred stock discount	0			(1,077)
Basic EPS - common stock	$18,398	78,015,960	$0.24	$8,738	38,098,142	$0.23
Effect of Dilutive Securities:
Stock Options and Performance Units		87,835			5,541
Common stock warrants		0			0
Diluted EPS - common stock	$18,398	78,103,795	$0.24	$8,738	38,103,683	$0.23

	For the nine months ended September 30,
	2012			2011
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$61,696			$22,879
Less: preferred stock dividends and accretion of preferred stock discount	(5,640)			(3,227)
Basic EPS - common stock	$56,056	78,004,458	$0.72	$19,652	38,044,625	$0.52
Effect of Dilutive Securities:
Stock Options and Performance Units		77,601			25,516
Common stock warrants		0			0
Diluted EPS - common stock	$56,056	78,082,059	$0.72	$19,652	38,070,141	$0.52

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$0	$0	$0	$0
GSE collateralized mortgage obligations*	230,819	4,875	(25)	235,669
GSE mortgage-backed securities*	414,487	13,243	(141)	427,589
Trust preferred security	4,498	0	(961)	3,537
Municipal bonds	4,506	633	0	5,139
Total debt securities	654,310	18,751	(1,127)	671,934
Mutual funds - GSE mortgage related securities	14,710	415	0	15,125
	$669,020	$19,166	$(1,127)	$687,059
	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$300	$0	$0	$300
GSE collateralized mortgage obligations*	222,400	5,480	(44)	227,836
GSE mortgage-backed securities*	477,555	10,322	(123)	487,754
Trust preferred securities	5,532	0	(1,184)	4,348
Municipal bonds	5,257	507	0	5,764
Total debt securities	711,044	16,309	(1,351)	726,002
Mutual funds - GSE mortgage related securities	14,710	227	(19)	14,918
	$725,754	$16,536	$(1,370)	$740,920

*	Government Sponsored Enterprises (GSE) investments were issued by GNMA, FNMA and FHLMC and are all residential mortgage-backed investments.
As of September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
The proceeds from sales of securities and the associated gains are listed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Proceeds	$26,563	$0	$28,446	$0
Gross gains	132	0	948	0
Gross losses	0	0	0	0

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$0	$0
Due after one year through five years	340	358
Due after five years through ten years	3,883	4,451
Due after ten years	4,781	3,867
GSE collaterized mortgage obligations	230,819	235,669
GSE mortgage-backed securities	414,487	427,589
Mutual funds - GSE mortgage related securities	14,710	15,125
	$669,020	$687,059

Securities with carrying values of approximately $348.9 million and $425.5 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At September 30, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	4	$7,323	$(25)	0	$0	$0	4	$7,323	$(25)
GSE mortgage-backed securities	6	9,541	(107)	1	3,756	(34)	7	13,297	(141)
Trust preferred security	0	0	0	1	3,537	(961)	1	3,537	(961)
Mutual funds - GSE mortgage related security	0	0	0	0	0	0	0	0	0
	10	$16,864	$(132)	2	$7,293	$(995)	12	$24,157	$(1,127)

	At December 31, 2011
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	2	$3,305	$(28)	1	$14,007	$(16)	3	$17,312	$(44)
GSE mortgage-backed securities	5	38,082	(123)	0	0	0	5	38,082	(123)
Trust Preferred security	0	0	0	1	3,303	(1,184)	1	3,303	(1,184)
Mutual funds - GSE mortgage related security	1	5,229	(19)	0	0	0	1	5,229	(19)
	8	$46,616	$(170)	2	$17,310	$(1,200)	10	$63,926	$(1,370)
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
The trust preferred security at September 30, 2012 has an amortized cost of $4.5 million and an unrealized loss of $1.0 million at September 30, 2012. The trust preferred security is scheduled to mature in May 2047, and had a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at September 30, 2012 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the trust preferred security been paid as agreed and management believes this will continue in the future and the trust preferred security will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the trust preferred security at September 30, 2012.
We consider the losses on our investments in unrealized loss positions at September 30, 2012 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2012	December 31, 2011
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$3,354	$2,043
Commercial & industrial	2,881,079	2,631,880
Construction	56,433	44,756
Total real estate loans	2,940,866	2,678,679
Commercial business	898,977	849,576
Trade finance	177,285	146,684
Consumer and other	54,442	66,631
Total loans outstanding	4,071,570	3,741,570
Less: deferred loan fees	(2,076)	(2,744)
Gross loans receivable	4,069,494	3,738,826
Less: allowance for loan losses	(65,952)	(61,952)
Loans receivable, net	$4,003,542	$3,676,874

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method (referred to as "Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (referred to as "Acquired Loans"). The loans acquired from Center are further segregated between Credit Impaired Loans (loans with credit deterioration at the time of the Merger and accounted for under ASC 310-30) and Performing Loans (loans that were pass graded at the time of the Merger).

The following table presents changes in the accretable discount on the acquired Credit Impaired Loans in the merger for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at beginning of period	$22,966	$0	$31,999	$0
Accretion	(3,415)	0	(10,866)	0
Changes in expected cash flows	516	0	(1,066)	0
Balance at end of period	$20,067	$0	$20,067	$0

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the followings: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income, 2) indicies for variable rates of interest on acquired loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 is as follows:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2012
Balance, beginning of period	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505
Provision (credit) for loan losses	5,499	988	(495)	(418)	750	784	(157)	(51)	6,900
Loans charged off	(1,832)	(5,574)	0	(2)	(242)	(118)	0	(1)	(7,769)
Recoveries of charged offs	973	275	0	24	0	15	0	29	1,316
Balance, end of period	$41,877	$16,569	$2,669	$719	$2,791	$1,078	$183	$66	$65,952
Nine Months Ended September 30, 2012
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952
Provision (credit) for loan losses	6,831	3,203	823	700	2,899	1,701	483	42	16,682
Loans charged off	(6,095)	(8,470)	0	(485)	(411)	(755)	(300)	(244)	(16,760)
Recoveries of charged offs	2,101	1,155	60	59	303	132	0	268	4,078
Balance, end of period	$41,877	$16,569	$2,669	$719	$2,791	$1,078	$183	$66	$65,952

The activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 is as follows:

	Legacy				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2011
Balance, beginning of period	$39,063	$20,058	$188	$387	$59,696
Provision (credit) for loan losses	(429)	2,007	1,602	303	3,483
Loans charged off	(2,358)	(1,479)	0	(133)	(3,970)
Recoveries of charged offs	455	321	0	24	800
Balance, end of period	$36,731	$20,907	$1,790	$581	$60,009
Nine Months Ended September 30, 2011
Balance, beginning of period	$36,563	$24,930	$192	$635	$62,320
Provision (credit) for loan losses	17,161	62	1,598	(28)	18,793
Loans charged off	(18,193)	(6,022)	0	(256)	(24,471)
Recoveries of charged offs	1,200	1,937	0	230	3,367
Balance, end of period	$36,731	$20,907	$1,790	$581	$60,009

The following table disaggregates the allowance for loan losses and the loans receivables by impairment methodology at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,510	$2,529	$82	$0	$678	$905	$0	$0	$8,704
Collectively evaluated for impairment	37,367	14,040	2,587	719	1	173	183	66	55,136
Loans acquired with credit deterioration	0	0	0	0	2,112	0	0	0	2,112
Total	$41,877	$16,569	$2,669	$719	$2,791	$1,078	$183	$66	$65,952

Loans outstanding:
Individually evaluated for impairment	$35,031	$24,912	$5,968	$134	$13,611	$2,663	$0	$0	$82,319
Collectively evaluated for impairment	2,152,581	689,949	161,907	28,014	635,692	133,098	9,102	23,197	3,833,540
Loans acquired with credit deterioration	0	0	0	0	103,951	48,355	308	3,097	155,711
Total	$2,187,612	$714,861	$167,875	$28,148	$753,254	$184,116	$9,410	$26,294	$4,071,570

	December 31, 2011
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$10,525	$7,168	$342	$0	$0	$0	$0	$0	$18,035
Collectively evaluated for impairment	28,515	13,513	1,444	445	0	0	0	0	43,917
Loans acquired with credit deterioration	0	0	0	0	0	0	0	0	0
Total	$39,040	$20,681	$1,786	$445	$0	$0	$0	$0	$61,952

Loans outstanding:
Individually evaluated for impairment	$53,023	$34,922	$4,963	$149	$0	$0	$0	$0	$93,057
Collectively evaluated for impairment	1,744,740	529,195	100,658	13,963	780,152	223,928	40,110	48,700	3,481,446
Loans acquired with credit deterioration	0	0	0	0	100,764	61,531	953	3,819	167,067
Total	$1,797,763	$564,117	$105,621	$14,112	$880,916	$285,459	$41,063	$52,519	$3,741,570
As of September 30, 2012 and December 31, 2011, we had a liability for unfunded commitments of $802 thousand and $686 thousand, respectively. For the three months ended September 30, 2012 and 2011, we recognized provision for credit losses related to our unfunded commitments of $0 and $0. For the nine months ended September 30, 2012 and 2011, we recognized provision for credit losses related to our unfunded commitments of $116 thousand and $0.

The recorded investment in individually impaired loans was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
With Allocated Allowance
Without charge-off	$72,827	$67,262
With charge-off	448	341
With No Allocated Allowance
Without charge-off	5,111	19,064
With charge-off	3,933	6,390
Allowance on Impaired Loans	(8,704)	(18,035)
Impaired Loans, net of allowance	$73,615	$75,022

The following tables detail impaired loans (Legacy and Acquired) as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and for the year ended December 31, 2011. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of September 30, 2012			For the nine months ended September 30, 2012		For the three months ended September 30, 2012
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	4,453	4,608	(585)	3,021	124	3,872	39
Hotel & Motel	15,580	16,932	(2,457)	19,673	327	19,349	106
Gas Station & Car Wash	1,688	1,726	(539)	3,162	69	2,496	23
Mixed Use	1,837	1,914	(260)	3,753	0	3,540	0
Industrial & Warehouse	2,248	2,332	(443)	3,297	67	1,845	22
Other	15,249	17,293	(904)	13,675	483	13,596	160
Real Estate—Construction	0	0	0	32	0	0	0
Commercial Business	26,191	28,873	(3,434)	23,850	1,048	24,899	341
Trade Finance	5,968	6,417	(82)	2,856	108	3,243	63
Consumer and Other	60	60	0	135	3	30	2
	$73,274	$80,155	$(8,704)	$73,454	$2,229	$72,870	$756
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	948	3,847	0	1,384	0	939	0
Hotel & Motel	333	2,338	0	154	0	308	0
Gas Station & Car Wash	2,649	5,593	0	1,382	0	2,158	0
Mixed Use	0	0	0	0	0	0	0
Industrial & Warehouse	376	2,814	0	3,644	0	3,125	0
Other	1,569	2,528	0	2,269	0	1,750	0
Real Estate—Construction	1,710	1,710	0	1,710	85	1,710	28
Commercial Business	1,384	3,818	0	9,442	15	5,818	5
Trade Finance	0	0	0	2,295	0	2,226	0
Consumer and Other	74	93	0	126	0	105	0
	$9,043	$22,741	$0	$22,406	$100	$18,139	$33
Total	$82,317	$102,896	$(8,704)	$95,860	$2,329	$91,009	$789

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	As of September 30, 2012			For the nine months ended September 30, 2012		For the three months ended September 30, 2012
Acquired Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	2,144	2,186	(148)	828	86	1,546	26
Hotel & Motel	6,051	7,375	(351)	4,595	0	6,082	0
Gas Station & Car Wash	0	0	0	71	0	0	0
Mixed Use	0	0	0	0	0	0	0
Industrial & Warehouse	822	889	(57)	206	27	411	9
Other	3,484	4,467	(123)	880	216	1,742	72
Real Estate—Construction	0	0	0	0	0	0	0
Commercial Business	2,282	3,176	(905)	837	69	1,413	21
Trade Finance	0	0	0	0	0	0	0
Consumer and Other	0	0	0	0	0	0	0
	$14,783	$18,093	$(1,584)	$7,417	$398	$11,194	$128
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	4	224	0	1	0	2	0
Hotel & Motel	0	0	0	0	0	0	0
Gas Station & Car Wash	272	1,872	0	162	0	237	0
Mixed Use	0	0	0	0	0	0	0
Industrial & Warehouse	0	0	0	1,709	0	1,839	0
Other	835	1,248	0	655	0	796	0
Real Estate—Construction	0	0	0	0	0	0	0
Commercial Business	381	515	0	521	15	769	5
Trade Finance	0	0	0	0	0	0	0
Consumer and Other	0	0	0	0	0	0	0
	$1,492	$3,859	$0	$3,048	$15	$3,643	$5
Total	$16,275	$21,952	$(1,584)	$10,465	$413	$14,837	$133

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

The table above includes only Acquired Loans that became impaired.

	For the nine months ended September 30, 2011		For the three months ended September 30, 2011
	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	3,891	25	2,713	8
Hotel & Motel	13,866	764	17,448	246
Gas Station & Car Wash	2,964	71	2,591	24
Mixed Use	1,336	52	1,234	17
Industrial & Warehouse	4,967	231	4,163	77
Other	4,000	382	7,400	127
Real Estate—Construction	3,099	0	0	0
Commercial Business	23,808	327	22,188	115
Trade Finance	0	0	0	0
Consumer and Other	0	0	0	0
	$57,931	$1,852	$57,737	$614
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0
Real Estate—Commercial
Retail	5,742	0	3,838	0
Hotel & Motel	5,182	0	2,369	0
Gas Station & Car Wash	3,204	0	2,307	0
Mixed Use	2,606	0	1,861	0
Industrial & Warehouse	2,313	0	2,571	0
Other	12,629	40	8,878	13
Real Estate—Construction	3,673	84	3,421	28
Commercial Business	11,480	133	10,887	43
Trade Finance	831	0	1,076	0
Consumer and Other	144	0	154	0
	$47,804	$257	$37,362	$84
Total	$105,735	$2,109	$95,099	$698

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	As of December 31, 2011			For the year ended December 31, 2011
	Recorded Investment*	Unpaid Contractual Principal Balance**	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	1,810	2,686	(668)	3,611	34
Hotel & Motel	17,441	17,459	(4,093)	14,581	1,013
Gas Station & Car Wash	2,265	2,669	(550)	2,824	95
Mixed Use	2,822	2,840	(128)	1,705	158
Industrial & Warehouse	4,242	4,246	(407)	4,822	310
Other	14,982	14,994	(4,630)	6,300	298
Real Estate—Construction	128	128	(49)	2,504	0
Commercial Business	19,416	20,248	(7,168)	24,941	538
Trade Finance	4,497	4,497	(342)	899	71
Consumer and Other	0	0	0	0	0
	$67,603	$69,767	$(18,035)	$62,187	$2,517
With No Related Allowance
Real Estate—Residential	$0	$0	$0	$0	$0
Real Estate—Commercial
Retail	2,067	4,789	0	4,871	0
Hotel & Motel	0	0	0	4,146	0
Gas Station & Car Wash	287	2,851	0	2,621	0
Mixed Use	0	0	0	2,013	0
Industrial & Warehouse	2,662	8,346	0	2,383	0
Other	2,605	4,252	0	10,521	0
Real Estate—Construction	1,710	1,710	0	3,280	113
Commercial Business	15,506	16,905	0	10,274	203
Trade Finance	467	467	0	758	30
Consumer and Other	150	180	0	145	0
	$25,454	$39,500	$0	$41,012	$346
Total	$93,057	$109,267	$(18,035)	$103,199	$2,863

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

**
The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs, interest applied to principal and purchase discounts.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The following tables present the aging of past due loans as of September 30, 2012 and December 31, 2011 by class of loans:

	As of September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In thousands)
Legacy Loans
Real estate—Residential	$29	$0	$0	$29	$0	$29	$0
Real estate—Commercial
Retail	1,670	0	0	1,670	2,291	3,961	0
Hotel & Motel	0	0	364	364	1,021	1,385	364
Gas Station & Car Wash	362	0	0	362	2,904	3,266	0
Mixed Use	0	0	0	0	1,837	1,837	0
Industrial & Warehouse	125	0	0	125	758	883	0
Other	0	263	0	263	6,150	6,413	0
Real estate—Construction	0	0	0	0	0	0	0
Commercial business	855	254	0	1,109	4,843	5,952	0
Trade finance	50	0	0	50	50	100	0
Consumer and other	17	0	0	17	74	91	0
Subtotal	$3,108	$517	$364	$3,989	$19,928	$23,917	$364
Acquired Loans (1)
Real estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real estate—Commercial
Retail	810	22	1,930	2,762	4	2,766	1,930
Hotel & Motel	0	1,549	938	2,487	6,051	8,538	938
Gas Station & Car Wash	232	0	3,134	3,366	272	3,638	3,134
Mixed Use	467	0	2,811	3,278	0	3,278	2,811
Industrial & Warehouse	18	119	0	137	0	137	0
Other	543	52	5,402	5,997	965	6,962	5,402
Real estate—Construction	0	0	6,305	6,305	0	6,305	6,305
Commercial business	1,592	676	1,147	3,415	1,315	4,730	1,147
Trade finance	0	0	0	0	0	0	0
Consumer and other	349	20	423	792	833	1,625	423
Subtotal	4,011	2,438	22,090	28,539	9,440	37,979	22,090
TOTAL	7,119	2,955	22,454	32,528	29,368	61,896	22,454

(1)	The acquired loans include Credit Impaired Loans (ASC 310-30 loans) and Performing Loans (loans that were pass graded at the time of the Merger).

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	Greater than 90 days and accruing
	(In Thousands)
Legacy Loans
Real estate—Residential	$36	$0	$0	$36	$0	$36	$0
Real estate—Commercial
Retail	428	0	0	428	2,615	3,043	0
Hotel & Motel	0	0	0	0	481	481	0
Gas Station & Car Wash	627	0	0	627	1,367	1,994	0
Mixed Use	0	0	0	0	820	820	0
Industrial & Warehouse	360	0	0	360	3,066	3,426	0
Other	0	119	0	119	10,992	11,111	0
Real estate—Construction	0	0	0	0	128	128	0
Commercial business	1,388	388	0	1,776	11,477	13,253	0
Trade finance	0	0	0	0	117	117	0
Consumer and other	3	0	0	3	150	153	0
Subtotal	2,842	507	0	3,349	31,213	34,562	0
Acquired Loans (1)
Real estate—Residential	$0	$0	$0	$0	$0	$0	$0
Real estate—Commercial
Retail	145	64	1,675	1,884	0	1,884	1,675
Hotel & Motel	0	45	0	45	0	45	0
Gas Station & Car Wash	2,536	175	820	3,531	0	3,531	820
Mixed Use	1,178	1,677	389	3,244	0	3,244	389
Industrial & Warehouse	3,372	0	110	3,482	0	3,482	110
Other	1,467	226	4,237	5,930	0	5,930	4,237
Real estate—Construction	0	4,499	0	4,499	0	4,499	0
Commercial business	1,739	1,383	9,132	12,254	0	12,254	9,132
Trade finance	0	0	202	202	0	202	202
Consumer and other	701	369	700	1,770	0	1,770	700
Subtotal	$11,138	$8,438	$17,265	$36,841	$0	$36,841	$17,265
TOTAL	$13,980	$8,945	$17,265	$40,190	$31,213	$71,403	$17,265

(1)	The acquired loans include Credit Impaired Loans (ASC 310-30 loans) and Performing Loans (loans that were pass graded at the time of the Merger).
We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. We use the following definitions for risk ratings:

•	Pass: Loans that meet a preponderance or more of the Company's underwriting criteria and evidence an acceptable level of risk.

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
Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. As of September 30, 2012 and December 31, 2011, Criticized Loans by class of loans were as follows:

	As of September 30, 2012
	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$0	$29	$0	$29
Real estate—Commercial
Retail	3,059	12,188	0	15,247
Hotel & Motel	3,692	16,565	0	20,257
Gas Station & Car Wash	1,658	9,399	0	11,057
Mixed Use	1,774	3,480	0	5,254
Industrial & Warehouse	4,036	2,943	382	7,361
Other	2,958	14,695	0	17,653
Real estate—Construction	0	1,710	0	1,710
Commercial business	7,638	23,924	215	31,777
Trade finance	7,893	5,968	0	13,861
Consumer and other	0	954	0	954
Subtotal	$32,708	$91,855	$597	$125,160
Acquired Loans:
Real estate—Residential	$0	$0	$0	$0
Real estate—Commercial
Retail	13,042	7,296	0	20,338
Hotel & Motel	17,726	13,287	0	31,013
Gas Station & Car Wash	6,301	5,894	0	12,195
Mixed Use	2,320	4,017	0	6,337
Industrial & Warehouse	1,370	6,109	0	7,479
Other	4,739	16,327	0	21,066
Real estate—Construction	0	7,383	0	7,383
Commercial business	15,728	31,078	188	46,994
Trade finance	303	6	0	309
Consumer and other	422	4,226	91	4,739
Subtotal	$61,951	$95,623	$279	$157,853
Total	$94,659	$187,478	$876	$283,013

	As of December 31, 2011
	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$0	$36	$0	$36
Real estate—Commercial
Retail	3,434	13,468	0	16,902
Hotel & Motel	5,005	17,876	0	22,881
Gas Station & Car Wash	3,491	2,552	0	6,043
Mixed Use	2,281	3,019	0	5,300
Industrial & Warehouse	3,992	7,227	404	11,623
Other	5,904	15,500	0	21,404
Real estate—Construction	0	1,838	0	1,838
Commercial business	11,360	30,116	6,007	47,483
Trade finance	273	4,963	0	5,236
Consumer and other	0	1,079	0	1,079
Subtotal	$35,740	$97,674	$6,411	$139,825
Acquired Loans:
Real estate—Residential	$0	$0	$0	$0
Real estate—Commercial
Retail	11,562	11,286	0	22,848
Hotel & Motel	13,081	16,677	0	29,758
Gas Station & Car Wash	5,645	5,755	0	11,400
Mixed Use	3,500	2,823	0	6,323
Industrial & Warehouse	2,659	3,750	0	6,409
Other	6,673	12,579	0	19,252
Real estate—Construction	0	5,485	0	5,485
Commercial business	16,062	39,536	353	55,951
Trade finance	126	827	0	953
Consumer and other	1,658	2,518	0	4,176
Subtotal	$60,966	$101,236	$353	$162,555
Total	$96,706	$198,910	$6,764	$302,380

The following table presents loans sold from loans held for investment or transfered from held for investment to held for sale during the three and nine months ended September 30, 2012 and 2011 by portfolio segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales or reclassification to held for sale	(In thousands)
Real estate - Commercial	$2,163	$5,970	$2,819	$18,679
Real estate - Construction	0	0	0	4,600
Commercial Business	0	0	0	0
Total	$2,163	$5,970	$2,819	$23,279

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.

The Migration Analysis is a formula methodology based on the Bank's actual historical net charge-off experience for each loan class (type) pool and risk grade. The migration analysis is centered on the Bank's internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a historical loss migration methodology. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for the most recent 12 quarters and then weighted to place more significance to the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For the Performing Loans acquired from Center, a general loan loss allowance is provided to the extent that there has been credit deterioration since the Merger.
The quantitative general loan loss allowance was $20.7 million ($20.3 million for legacy loans and $0.4 million for acquired loans) at September 30, 2012, compared to $20.4 million at December 31, 2011.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due loans, Classified Loans, non-accrual loans, troubled debt restructurings and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in our loan portfolio.
The qualitative loan loss allowance on the loan portfolio was $34.1 million at September 30, 2012, compared to $23.5 million at December 31, 2011.
We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we either obtain updated appraisals every twelve months from a qualified independent appraiser or an internal re-valuation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For commercial business loans, real estate loans and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan's effective interest rate or on the fair value of the loan's collateral, less estimated costs to sell, if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions and in the type of collateral.
For our Credit Impaired Loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
The following table presents loans by portfolio segment and impairment method at September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$0	$46,930	$1,710	$27,575	$5,968	$134	$82,317
Specific allowance	$0	$5,188	$0	$3,434	$82	$0	$8,704
Loss coverage ratio	0.0%	11.1%	0.0%	12.5%	1.4%	0.0%	10.6%
Non-impaired loans	$3,354	$2,834,149	$54,723	$871,402	$171,317	$54,308	$3,989,253
General allowance	$32	$38,640	$808	$14,213	$2,770	$785	$57,248
Loss coverage ratio	1.0%	1.4%	1.5%	1.6%	1.6%	1.4%	1.4%
Total loans	$3,354	$2,881,079	$56,433	$898,977	$177,285	$54,442	$4,071,570
Total allowance for loan losses	$32	$43,828	$808	$17,647	$2,852	$785	$65,952
Loss coverage ratio	1.0%	1.5%	1.4%	2.0%	1.6%	1.4%	1.6%

	As of December 31, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$0	$51,183	$1,838	$34,922	$4,964	$150	$93,057
Specific allowance	$0	$10,476	$49	$7,168	$342	$0	$18,035
Loss coverage ratio	0.0%	20.5%	2.7%	20.5%	6.9%	0.0%	19.4%
Non-impaired loans	$2,043	$2,580,697	$42,918	$814,654	$141,720	$66,481	$3,648,513
General allowance	$9	$27,831	$675	$13,513	$1,444	$445	$43,917
Loss coverage ratio	0.4%	1.1%	1.6%	1.7%	1.0%	0.7%	1.2%
Total loans	$2,043	$2,631,880	$44,756	$849,576	$146,684	$66,631	$3,741,570
Total allowance for loan losses	$9	$38,307	$724	$20,681	$1,786	$445	$61,952
Loss coverage ratio	0.4%	1.5%	1.6%	2.4%	1.2%	0.7%	1.7%
Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At September 30, 2012, total modified loans were $45.1 million, compared to $32.8 million at December 31, 2011. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.
A summary of TDRs on accrual and non-accrual by type of concession as of September 30, 2012 and December 31, 2011 is presented below:

	As of September 30, 2012
	TDR on accrual				TDR on non-accrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$2,491	$2,028	$0	$4,519	$8,871	$3,299	$0	$12,170	$16,689
Maturity / Amortization concession	398	4,267	60	4,725	662	1,810	74	2,546	7,271
Rate concession	11,896	1,035	0	12,931	8,055	47	0	8,102	21,033
Principal forgiveness	0	0	0	0	0	67	0	67	67
	$14,785	$7,330	$60	$22,175	$17,588	$5,223	$74	$22,885	$45,060

	As of December 31, 2011
	TDR on accrual				TDR on non-accrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$947	$1,364	$0	$2,311	$3,840	$3,438	$0	$7,278	$9,589
Maturity / Amortization concession	0	1,355	0	1,355	1,181	1,738	0	2,919	4,274
Rate concession	12,375	2,735	0	15,110	3,344	397	0	3,741	18,851
Principal forgiveness	0	0	0	0	0	78	0	78	78
	$13,322	$5,454	$0	$18,776	$8,365	$5,651	$0	$14,016	$32,792
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at September 30, 2012 were comprised of 9 commercial real estate loans totaling $14.8 million and 27 commercial business loans totaling $7.3 million. TDRs on accrual status at December 31, 2011 were comprised of 6 commercial real estate loans totaling $13.3 million and 19 commercial business loans totaling $5.5 million. We expect that the TDRs on accrual status as of September 30, 2012, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate - Commercial
Retail	0	$0	$0	4	$976	$935
Hotel & Motel	0	0	0	1	1,479	1,447
Gas Station & Car Wash	0	0	0	1	216	97
Mixed Use	0	0	0		0	0
Industrial & Warehouse	0	0	0	1	1,060	1,045
Other	0	0	0	2	8,604	5,581
Real estate - Construction	0	0	0	0	0	0
Commercial business	4	2,299	2,251	11	3,666	4,528
Trade Finance	0	0	0	1	0	50
Subtotal	4	$2,299	$2,251	21	$16,001	$13,683
Acquired Loans:
Real estate - Commercial
Retail	1	$401	$398	2	$1,458	$1,341
Hotel & Motel	0	0	0	1	6,165	6,051
Gas Station & Car Wash	0	0	0	0	0	0
Mixed Use	0	0	0	0	0	0
Industrial & Warehouse	0	0	0	0	0	0
Other	1	654	643	1	670	643
Real estate - Construction	0	0	0	0	0	0
Commercial business	1	241	230	5	748	1,425
Trade Finance	0	0	0	0	0	0
Subtotal	3	$1,296	$1,271	9	$9,041	$9,460
Total	7	$3,595	$3,522	30	$25,042	$23,143

The specific reserves for the TDRs described above as of September 30, 2012 were $1.9 million and the charge offs for the three and nine months ended September 30, 2012 were $6 thousand and $124 thousand, respectively.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	0	$0	0	$0
Gas Station & Car Wash	1	215	1	215
Industrial & Warehouse	0	0	1	1,045
Other	1	718	1	718
Commercial Business	2	45	2	45
Subtotal	4	$978	5	$2,023
Acquired Loans:
Real estate - Commercial
Retail	0	$0	0	$0
Hotel & Motel	0	0	1	6,051
Industrial & Warehouse	0	0	0	0
Other	0	0	0	0
Commercial Business	1	148	1	148
Subtotal	1	$148	2	$6,199
	5	$1,126	7	$8,222
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of September 30, 2012 were $113 thousand and the charge offs for the three and nine months ended September 30, 2012 were $6 thousand and $124 thousand, respectively.
We have allocated $6.1 million and $6.4 million of specific reserves to TDRs as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, we did not have any outstanding commitments to extend additional funds to these borrowers.

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
Covered nonperforming assets totaled $2.3 million and $3.6 million at September 30, 2012 and December 31, 2011, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Covered loans on non-accrual status	$476	$0
Covered other real estate owned	1,821	3,575
Total covered nonperforming assets	$2,297	$3,575

Acquired covered loans	$78,141	$89,959
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
We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.3 billion at September 30, 2012 and December 31, 2011. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2012 and December 31, 2011, real estate secured loans with a carrying amount of approximately $2.0 billion were pledged as collateral for borrowings from the FHLB. At September 30, 2012 and December 31, 2011, other than FHLB stock, securities totaling $0 and $3.0 million, respectively, were pledged as collateral for borrowings from the FHLB.
At September 30, 2012 and December 31, 2011, FHLB borrowings were $460.8 million and $344.4 million, had a weighted average interest rate of 1.33% and 1.93%, respectively, and had various maturities through September 2017. At September 30, 2012 and December 31, 2011, $80.0 million and $205.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB borrowings as of September 30, 2012 ranged between 0.28% and 3.93%. At September 30, 2012, the Company had a remaining borrowing capacity of $836.7 million.
At September 30, 2012, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$194,000	$245,815
Due after one year through five years	266,815	215,000
Due after five years through ten years	0	0
	$460,815	$460,815

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At September 30, 2012, the principal balance of the qualifying loans was $480.2 million and the collateral value of investment securities were $0.6 million, and no borrowings were outstanding against this line.

9.	Subordinated Debentures
At September 30, 2012, 4 wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and 1 wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and debentures at September 30, 2012:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at September 30, 2012		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.54%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.31%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.34%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	2.04%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	12,941	Variable	4.01%	3.31%	*	1/7/2034
TOTAL ISSUANCE		$46,000	$41,809

*
The Center Capital Trust I trust preferred security was assumed in the Merger. The remaining discount was $5.6 million at September 30, 2012 and the effective rate of the security, including the effect of the discount accretion, was 6.03% at September 30, 2012.

The Company’s investment in the common trust securities of the issuer trusts of $1.4 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2012, all of the $46 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at September 30, 2012, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

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
These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At September 30, 2012, the aggregate fair value of the outstanding interest rate caps was $0, and we recognized mark-to-market losses on valuation of $0 and $9 thousand for the three and nine months ended September 30, 2012.
At September 30, 2012 and December 31, 2011, summary information about these interest-rate caps is as follows:

	September 30, 2012		December 31, 2011
Notional amounts	$50	million	$50	million
Weighted average pay rates	N/A		N/A
Weighted average receive rates	N/A		N/A
Weighted average maturity	0.41 years		1.16 years
Fair value of combined interest rate caps	$0		$9	thousand

The effect of derivative instruments on the Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011 are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$—	$(14)	$(9)	$(153)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes. The Company had total unrecognized tax benefits of $734 thousand at September 30, 2012 and $569 thousand at December 31, 2011 that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
We anticipate an increase of approximately $220 thousand in the unrecognized tax benefit related to the California enterprise zone loan interest deduction within the next twelve months. The Company is subject to U.S. federal income taxes, California franchise taxes and various other state income and franchise taxes.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2008. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. We were under examination by New York City for the 2007, 2008, and 2009 tax years. New York City tax authority recently closed the examination for the 2007, 2008 and 2009 tax years with an immaterial adjustment.
We recognize interest and penalties related to income tax matters in income tax expense. We had approximately $58 thousand and $77 thousand for interest and penalties accrued at September 30, 2012 and December 31, 2011, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2012.

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell and result in a Level 2.
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
Loans held for sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales (Level 2 inputs), if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs) or may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 3 inputs). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$235,669	$0	$235,669	$0
GSE mortgage-backed securities	427,589	0	427,589	0
Trust preferred security	3,537	0	3,537	0
Municipal bonds	5,139	0	5,139	0
Mutual funds	15,125	15,125	0	0

There were no transfers between Level 1, 2 and 3 during the period ended September 30, 2012.

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Treasury	$300	$0	$300	$0
GSE collateralized mortgage obligations	227,836	0	227,836	0
GSE mortgage-backed securities	487,754	0	487,754	0
Trust preferred security	4,348	0	4,348	0
Municipal bonds	5,764	0	5,764	0
Mutual funds	14,918	14,918	0	0
Derivatives - Interest rate caps	9	0	9	0
Fair value adjustments for interest rate caps resulted in a net expense of $9 thousand for the nine months ended September 30, 2012 and $157 thousand for the year ended December 31, 2011.
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Nine Months Ended September 30, 2012	Total Gains (Losses) for the Three Months Ended September 30, 2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$7,928	$0	$7,928	$0	$(1,794)	$(800)
Commercial business	727	0	727	0	(494)	(160)
Loans held for sale, net	2,725	0	2,725	0	(536)	(380)
Other real estate owned	4,072	0	4072	0	(2,433)	(1,611)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Twelve Months Ended December 31, 2011
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$15,485	$0	$15,485	$0	$(6,018)
Commercial business	6,360	0	6360	0	(2,553)
Loans held for sale, net	6,901	0	6,901	0	(3,393)
Other real estate owned	3,471	0	3471	0	(1,031)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$229,643	$229,643	Level 1
Term federal funds sold	0	0	Level 1
Loans held for sale	58,484	64,501	Level 2
Loans receivable—net	4,003,542	4,301,334	Level 3
Federal Home Loan Bank stock	23,500	N/A	N/A
Accrued interest receivable	12,881	12,881	Level 2
FDIC loss share receivable	7,325	7,325	Level 3
Customers’ liabilities on acceptances	10,373	10,373	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,105,161	$1,105,161	Level 2
Saving and other interest bearing demand deposits	1,331,013	1,331,013	Level 2
Time deposits	1,616,350	1,611,240	Level 2
Borrowings from Federal Home Loan Bank	460,815	458,392	Level 2
Subordinated debentures	41,809	32,822	Level 2
Accrued interest payable	5,451	5,451	Level 2
Bank’s liabilities on acceptances outstanding	10,373	10,373	Level 2
	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$300,110	$300,110
Term federal funds sold	40,000	40,000
Loans held for sale	42,407	43,782
Loans receivable—net	3,676,874	3,933,710
Federal Home Loan Bank stock	27,373	N/A
Accrued interest receivable	13,439	13,439
FDIC loss share receivable	10,819	10,819
Customers’ liabilities on acceptances	10,515	10,515
Financial Liabilities:
Noninterest-bearing deposits	984,350	984,350
Saving and other interest bearing demand deposits	1,435,441	1,435,441
Time deposits	1,521,101	1,532,152
Borrowings from Federal Home Loan Bank	344,402	349,311
Subordinated debentures	52,102	53,757
Accrued interest payable	6,519	6,519
Bank’s liabilities on acceptances outstanding	10,515	10,515

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
On November 21, 2008, the Company received $67 million from the U.S. Treasury through its TARP capital purchase plan and issued 67,000 shares of cumulative preferred stock, Series A. The preferred stock paid cumulative dividends at the rate of 5% per year for the first five years and 9% per year thereafter. The shares are callable by the Company at par after three years if the repurchase is made with proceeds of a new offering or placement of common equity or of certain preferred stock treated as Tier 1 capital under applicable Federal banking regulations.
In conjunction with the purchase of the Company’s preferred stock, the U.S. Treasury received a warrant to purchase 1,042,531 shares of the Company’s common stock at $9.64 per share. The term of the warrant was ten years. On December 3, 2009, US Treasury approved the Company’s request for an adjustment to the Company’s warrant share position due to a qualified equity offering in November 2009. The adjusted number of warrant shares is 521,266, which is 50% of original number of warrant shares 1,042,531.
Upon the merger with Center Financial, the Company issued 55,000 shares of a new series of our preferred stock, designated as our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having substantially the same rights, preferences, privileges and voting powers as our Series A Preferred Stock in exchange for the shares of similar preferred stock issued by Center Financial under the Treasury Department's TARP Capital Purchase Program. The ten-year warrant to purchase Center Financial common stock that was issued in connection with Center Financial's sale of preferred stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.
In June 2012, the Company redeemed $67 million and $55 million of the aforementioned Series A and Series B Preferred Stock, respectively.
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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2012
Total capital (to risk-weighted assets):
Company	$723,954	16.5%	$351,432	8.0%	N/A	N/A
Bank	$702,825	16.0%	$351,209	8.0%	$439,011	10.0%
Tier I capital (to risk-weighted assets):
Company	$668,710	15.2%	$175,716	4.0%	N/A	N/A
Bank	$647,616	14.8%	$175,604	4.0%	$263,407	6.0%
Tier I capital (to average assets):
Company	$668,710	13.2%	$203,354	4.0%	N/A	N/A
Bank	$647,616	12.7%	$203,307	4.0%	$254,134	5.0%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
Company	$784,054	19.4%	$323,144	8.0%	N/A	N/A
Bank	$721,551	17.9%	$322,891	8.0%	$403,613	10.0%
Tier I capital (to risk-weighted assets):
Company	$733,319	18.2%	$161,572	4.0%	N/A	N/A
Bank	$670,855	16.6%	$161,445	4.0%	$242,168	6.0%
Tier I capital (to average assets):
Company	$733,319	19.8%	$148,044	4.0%	N/A	N/A
Bank	$670,855	18.1%	$148,038	4.0%	$185,048	5.0%

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

Under California Financial Code Section 1133, a bank, or a majority-owned subsidiary of a bank may, with the prior approval of the commissioner, make a distribution to the shareholders of such bank in an amount not exceeding the greatest of: a) the retained earnings of the bank; (b) the net income of the bank for its last fiscal year; or (c) the net income of the bank for its current fiscal year.

14.	Subsequent Event

On October 22, 2012, the Company announced that it has signed a definitive agreement under which Pacific International Bancorp, a Seattle-based company, will merge with the Company. Pacific International has total assets of approximately $200 million, and its primary subsidiary, Pacific International Bank, a Washington state-chartered bank, has four bank locations in the Seattle metropolitan area. Upon completion of the transaction, which is expected to close during first quarter 2013, the Company will have six branches in the Seattle area.
Under the terms of the merger agreement, the stock-for-stock transaction is valued at approximately $8.2 million, valuing each outstanding share of Pacific International common stock at $1.75. As part of the transaction, Pacific International’s $6.5 million in Series A Preferred Stock issued under the U.S. Treasury’s TARP Capital Purchase Program will be retired.
The transaction is subject to regulatory approval, the approval of the shareholders of Pacific International, and other customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$65,455	$38,927	$200,953	$113,415
Interest expense	7,224	7,874	22,361	24,148
Net interest income	58,231	31,053	178,592	89,267
Provision for loan losses	6,900	3,483	16,682	18,792
Net interest income after provision for loan losses	51,331	27,570	161,910	70,475
Non-interest income	7,664	4,258	29,531	16,452
Non-interest expense	28,770	16,817	90,282	50,398
Income before income tax expense	30,225	15,011	101,159	36,529
Income tax expense	11,827	5,196	39,463	13,650
Net income	$18,398	$9,815	$61,696	$22,879
Dividends and discount accretion on preferred stock	$0	$(1,077)	$(5,640)	$(3,227)
Gain on repurchase of stock warrant	193	0	193	0
Net income available to common stockholders	$18,591	$8,738	$56,249	$19,652
Per Share Data:
Earnings per common share - basic	$0.24	$0.23	$0.72	$0.52
Earnings per common share - diluted	$0.24	$0.23	$0.72	$0.52
Book value per common share (period end, excluding preferred stock and warrants)	$9.41	$8.30	$9.41	$8.30
Tangible book value per common share (period end, excluding preferred stock and warrants) (12)	$8.21	$8.23	$8.21	$8.23
Number of common shares outstanding (period end)	78,016,260	38,095,260	78,016,260	38,095,260
Weighted average shares - basic	78,015,960	38,098,142	78,004,458	38,044,625
Weighted average shares - diluted	78,103,795	38,103,683	78,082,059	38,070,141
Tangible common equity ratio (9)	12.23%	10.40%	12.23%	10.40%
Statement of Financial Condition Data - at Period End:
Assets	$5,331,979	$3,016,127	$5,331,979	$3,016,127
Securities available for sale	687,059	455,789	687,059	455,789
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	4,069,494	2,257,667	4,069,494	2,257,667
Deposits	4,052,524	2,267,196	4,052,524	2,267,196
Federal Home Loan Bank borrowings	460,815	300,000	460,815	300,000
Subordinated debentures	41,809	39,268	41,809	39,268
Stockholders’ equity	734,455	383,615	734,455	383,615

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$5,179,186	$2,987,441	$5,140,591	$2,952,371
Securities available for sale	679,764	486,009	699,225	504,402
Gross loans, including loans held for sale	4,007,402	2,248,544	3,878,080	2,202,535
Deposits	3,962,379	2,244,808	3,906,834	2,199,023
Stockholders’ equity	728,038	377,654	785,875	370,155
Selected Performance Ratios:
Return on average assets (1) (8)	1.42%	1.31%	1.60%	1.03%
Return on average stockholders’ equity (1) (8)	10.11%	10.40%	10.47%	8.24%
Return on average tangible equity (1) (8) (11)	11.60%	10.48%	11.89%	8.31%
Pre Tax- Pre Provision income to average assets (1)	2.87%	2.48%	3.06%	2.50%
Efficiency ratio (2)	43.66%	47.63%	43.38%	47.67%
Net interest margin (3)	4.79%	4.29%	4.97%	4.20%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	13.15%	13.50%	13.15%	13.50%
Tier 1 risk-based capital ratio	15.22%	16.71%	15.22%	16.71%
Total risk-based capital ratio	16.48%	17.98%	16.48%	17.98%
Tier 1 common -risk based capital ratio (13)	14.26%	12.42%	14.26%	12.42%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.62%	2.66%	1.62%	2.66%
Allowance for loan losses to legacy loans (10)	2.00%	2.66%	2.00%	2.66%
Allowance for loan losses to non-accrual loans	224.56%	215.94%	224.56%	215.94%
Allowance for loan losses to non-performing loans (6)	89.13%	116.90%	89.13%	116.90%
Allowance for loan losses to non-performing assets (7)	84.41%	106.83%	84.41%	106.83%
Nonaccrual loans to gross loans, excluding loans held for sale	0.72%	1.23%	0.72%	1.23%
Nonperforming loans to gross loans, excluding loans held for sale (6)	1.82%	2.26%	1.82%	2.26%
Nonperforming assets to gross loans and OREO (7)	1.92%	2.47%	1.92%	2.47%
Total non-performing assets to total assets (7)	1.47%	1.86%	1.47%	1.86%

(1)	Annualized.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The ratios required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

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

(7)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned, and accruing restructured loans.

(8)	Based on net income before effect of dividends and discount accretion on preferred stock.

(9)	Excludes TARP preferred stock, net of discount, of $0 and $64.9 million and stock warrants of $378 thousand and $2.4 million at September 30, 2012 and 2011, respectively.

(10)
Legacy loans are those loans accounted for under the amortized cost method and do not include loans acquired from Center Financial Corporation on November 30, 2011. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position. Allowance for loan losses to legacy loans is calculated by dividing the gross legacy loan balance by allowance for loan losses.

(11)
Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$18,398	$9,815	$61,696	$22,879

Average stockholders' equity	$728,038	$377,654	$785,875	$370,155
Less: Average goodwill and other intangible assets, net	(93,407)	(2,861)	(93,771)	(2,938)
Average tangible equity	$634,631	$374,793	$692,104	$367,217

Net income (annualized) to average tangible equity	11.60%	10.48%	11.89%	8.31%

(12)
Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	September 30, 2012	September 30, 2011
	(In thousands)
Total stockholders' equity	$734,455	$383,615
Less: Preferred stock, net of discount	0	(64,918)
Common stock warrant	(378)	(2,383)
Goodwill and other intangible assets, net	(93,216)	(2,811)
Tangible common equity	$640,861	$313,503

Common shares outstanding	78,016,260	38,095,260

Tangible common equity per share	$8.21	$8.23

(13)
Tier 1 common is calculated as Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities.

	September 30, 2012	September 30, 2011
	(In thousands)
Tier 1 capital	$666,652	$401,441
Less: Preferred stock, net of discount	0	(64,918)
Trust preferred securities less unamortized acquisition discount of $5,616	(40,384)	(38,000)
Tier 1 common-risk based capital	$626,268	$298,523

Total risk weighted assets less disallowed allowance for loan losses	4,392,505	2,402,920

Tier 1 common-risk based capital ratio	14.26%	12.42%

Results of Operations
Overview
Total assets increased $165.4 million from $5.17 billion at December 31, 2011 to $5.33 billion at September 30, 2012. The increase in total assets was primarily due to a $326.7 million increase in loans receivable, net of allowance for loan losses, from $3.7 billion at December 31, 2011 to $4.0 billion at September 30, 2012. This increase was partially offset by a $70.5 million decrease in cash and cash equivalents from $300.1 million at December 31, 2011 to $229.6 million at September 30, 2012, a $40.0 million decrease in term federal funds sold from $40.0 million at December 31, 2011 to none at September 30, 2012 and a $53.9 million decrease in securities available for sale from $740.9 million at December 31, 2011 to 687.1 million at September 30, 2012. The increase in total assets was funded by a $111.6 million increase in deposits from $3.94 billion at December 31, 2011 to $4.05 billion at September 30, 2012, a $116.4 million increase in borrowings from the FHLB from $344.4 million at December 31, 2011 to $460.8 million at September 30, 2012 and net income available to common stockholders of $56.1 million. The increases in deposits and net income available to common shareholders were partially offset by the $122 million redemption of the Series A and Series B Perpetual Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program in June 2012. The redemption covered the total combined preferred stock investment by the U.S. Treasury of $67 million in the former Nara Bancorp, Inc. and $55 million in the former Center Financial Corporation ("Center").
The net income available to common stockholders for the third quarter of 2012 was $18.4 million, or $0.24 per diluted common share, compared to the net income available to common stockholders of $8.7 million, or $0.23 per diluted common share, for the same period of 2011, an increase of $9.7 million, or 111%. The net income available to common stockholders for the nine months ended September 30, 2012 was $56.1 million, or $0.72 per diluted common share, compared to the net income available to common stockholders of $19.7 million, or $0.52 per diluted common share, for the same period of 2011, an increase of $36.4 million, or 185%. The merger with Center (the "Merger") impacts the comparability of the operating results for the third quarters of 2012 and 2011 and for the nine month periods ended September 30, 2012 and 2011 because the Merger closed in the fourth quarter of 2011 and resulted in significant increases in interest earning assets, interest bearing liabilities, employees and branch locations. In addition, the assets and liabilities of Center were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. The operating results for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011 include the following pre-tax acquisition accounting adjustments and expenses related to the Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Accretion of discount on Center loans (1)	$6,105	$0	$23,445	$0
Amortization of premiums on Center FHLB borrowings (2)	307	0	2,442	0
Accretion of discount on Center subordinated debt (3)	(37)	0	(108)	0
Amortization of premium on Center time deposits (4)	650	0	2,712	0
Amortization of core deposit intangibles from Center (5)	(253)	0	(796)	0
Accretion of discounts on other Center assets (6)	158	0	272	0
Amortization of unfavorable lease liability (7)	53	0	168	0
Merger and integration expense (8)	(183)	(574)	(3,304)	(1,466)
Increase (decrease) to pre-tax income	$6,800	$(574)	$24,831	$(1,466)
(1) The fair value of the Center loans was estimated to be $118.0 million below the principal amount of such loans on the Merger date. The accretable portion of the discounts on the loans is being accreted into interest income over the remaining lives of the acquired loans.
(2) The fair value of the outstanding FHLB borrowings assumed from Center was estimated to be above the face amount of such debt. The premiums on FHLB borrowings are being amortized into interest expense over the remaining term of the debt.
(3) The fair value of the outstanding subordinated debt assumed from Center was estimated to be below the face amount of such debt. The discounts on the subordinated debt are being accreted into interest expense over the remaining term of the debt.
(4) The fair value of time deposits assumed from Center was estimated to be above the face amount of such deposits. The premiums on certificates of deposits are being amortized into interest expense over the remaining term of the deposits.

(5) A core deposit intangible arises in an acquisition of a financial institution or a financial institution branch having a deposit base comprised of stable customer relationships. These customer relationships provide a future benefit to the acquiring institution due to their favorable interest rates in comparison to market rates for alternative funding sources with terms similar to the length of time the customer relationships are expected to be retained. The initial value assigned to a core deposit intangible represents the present value of this future economic benefit. The core deposit intangible asset recognized as part of the Merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated amortization method.
(6) Discounts on other assets primarily relate to servicing assets, investments in affordable housing partnerships and the fair value of the favorable operating leases.
(7) Unfavorable lease liability relates to the Center facility lease contracts which had rental rates that exceeded market rental rates on the Merger date.
(8) Direct costs related to the Center merger were expensed as incurred. During the three months ended September 30, 2012, we incurred $183 thousand in merger and integration expenses, including $33 thousand in salaries and benefits and $150 thousand in professional fees. During the three months ended September 30, 2011, we incurred $574 thousand in merger and integration expenses. During the nine months ended September 30, 2012, we incurred $3.3 million in merger and integration expenses, including $1.1 million in salaries and benefits and $2.2 million in professional fees. During the nine months ended September 30, 2011, we incurred $1.5 million in merger and integration expenses.
The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.42% for the third quarter of 2012 compared to 1.31% for the same period of 2011. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 10.11% for the third quarter of 2012 compared to 10.40% for the same period of 2011. The efficiency ratio was 43.66% for the third quarter of 2012 compared to 47.63% for the same period of 2011.
The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.60% for the nine months ended September 30, 2012 compared to 1.03% for the same period of 2011. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 10.47% for the nine months ended September 30, 2012 compared to 8.24% for the same period of 2011. The efficiency ratio was 43.38% for the nine months ended September 30, 2012 compared to 47.67% for the same period of 2011.
Net Interest Income and Net Interest Margin
Net Interest Income and Expense
A principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest-earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities. Net interest income is affected by changes in the balances of interest-earning assets and interest-bearing liabilities and changes in the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.
Comparison of Three Months Ended September 30, 2012 with the Same Period of 2011
Net interest income before provision for loan losses was $58.2 million for the third quarter of 2012, an increase of $27.1 million, or 88%, compared to $31.1 million for the same period of 2011. The increase was principally attributable to the higher level of interest earning assets and the improvement in the net interest margin following the merger. The net interest margin increased to 4.79% for the third quarter of 2012, compared to 4.29% for the same period of 2011. The increase was principally due to the effect of acquisition accounting adjustments.
Interest income for the third quarter of 2012 was $65.5 million, an increase of $26.5 million, or 68%, compared to $38.9 million for the same period of 2011. The increase resulted from a $28.2 million increase in interest income due to an increase in average interest-earning assets, which was partially offset by a $1.7 million decrease in interest income due to a decrease in the yield on average interest-earnings assets.
Interest expense for the third quarter of 2012 was $7.2 million, a decrease of $0.7 million, or 8%, compared to interest expense of $7.9 million for the same period of 2011. The decrease resulted from a $3.6 million decrease in interest expense due to a decrease in the rates paid on average interest-bearing liabilities, which was partially offset by a $2.9 million increase in interest expense due to an increase in average interest-bearing liabilities.
Comparison of Nine Months Ended September 30, 2012 with the Same Period of 2011
Net interest income before provision for loan losses was $178.6 million for the nine months ended September 30, 2012, an increase of $89.3 million, or 100%, compared to $89.3 million for the same period of 2011. The increase was principally due to the higher level of interest earning assets and the improvement in the net interest margin following the merger.
Interest income for the nine months ended September 30, 2012 was $201.0 million, an increase of $87.6 million, or 77%,

compared to $113.4 million for the same period of 2011. The increase resulted from a $2.6 million increase in interest income due to an increase in the yield on average interest-earnings assets and a $85.0 million increase in interest income due to an increase in average interest-earning assets.
Interest expense for the nine months ended September 30, 2012 was $22.4 million, a decrease of $1.7 million, or 7%, compared to interest expense of $24.1 million for the same period of 2011. The decrease resulted from a $10.1 million decrease in interest expense due to a decrease in the average rates paid on interest-bearing liabilities, which was partially offset by an $8.4 million increase in interest expense due to an increase in average interest-bearing liabilities.

Net Interest Margin

The net interest margin for the third quarter of 2012 was 4.79%, an increase of 50 basis points from 4.29% for the same period of 2011. Net interest margin for the nine months ended September 30, 2012 was 4.97%, an increase of 77 basis points from 4.20% for the same period of 2011. The improvement in net interest margin was principally due to the effect of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest margin, excluding the effect of acquisition accounting adjustments	4.14%	4.29%	4.29%	4.20%
Acquisition accounting adjustments (1)	0.65	0.00	0.68	0.00
Reported net interest margin	4.79%	4.29%	4.97%	4.20%
(1) Acquisition accounting adjustments is calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

Excluding the effect of acquisition accounting adjustments, the net interest margin for the third quarter of 2012 decreased 15 basis points to 4.14% compared to the net interest margin for the same period of 2011. The decrease was primarily due to continued pricing pressure on loan interest rates which was partially offset by decreases in the rates paid on deposits and borrowings. Excluding the effect of acquisition accounting adjustments, the interest margin for the nine months ended September 30, 2012 increased 9 basis points to 4.29% compared to the net interest margin for the same period of 2011. The increase was principally due to the decrease in the weighted average cost of deposits and borrowings.

The weighted average yield on loans decreased to 6.11% for the third quarter of 2012 from 6.16% for the third quarter of 2011. The weighted average yield on loans increased to 6.46% for the nine months ended September 30, 2012 from 6.14% for the same period of 2011. The change in the yield is largely attributable to the accretion of discounts on acquired loans, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	5.39%	6.16%	5.53%	6.14%
Acquisition accounting adjustments (1)	0.72	0.00	0.93	0.00
Reported weighted average yield on loans	6.11%	6.16%	6.46%	6.14%
(1)  Acquisition accounting adjustments is calculated by subtracting the weighted average yield on loans, excluding effect of acquisition accounting adjustments, from reported weighted average yield on loans.

Excluding the accretion of discounts on acquired loans, the weighted average yield on loans for the third quarter of 2012 decreased 77 basis points to 5.39% compared to the weighted average yield on loans for the same period of 2011. Excluding the accretion of discounts on acquired loans, the weighted average yield on loans for the nine months ended September 30, 2012 decreased 61 basis points to 5.53% compared to the weighted average yield on loans for the same period of 2011. These decreases were primarily due to the lower yields on the acquired loan portfolio and, to a lesser extent, continued pricing pressures in the market place. At September 30, 2012, fixed rate loans accounted for 38% of the loan portfolio, compared to 44% at September 30, 2011, reflecting the Company's focus on variable rate business loans. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at September 30, 2012 was 4.57% and 5.97%, respectively, compared with 4.60% and 6.25% at September 30, 2011.

The weighted average yield on securities available for sale for the third quarter of 2012 was 2.23% compared to 3.16% for the same period of 2011. The weighted average yield on securities available for sale for the nine months ended September 30, 2012 was 2.47% compared to 3.10% for the same period of 2011. The decreases were primarily attributable to the replacement of maturing securities with lower yielding investments as market interest rates declined.

The weighted average cost of deposits for the third quarter of 2012 was 0.52%, a decrease of 36 basis points from 0.88% for the same period of 2011. The weighted average cost of deposits for the nine months ended September 30, 2012 was 0.54%, a decrease of 38 basis points from 0.92% for the same period of 2011. The amortization of premium on time deposits assumed in the Merger positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.59%	0.88%	0.64%	0.92%
Acquisition accounting adjustments (1)	(0.07)	0.00	(0.10)	0.00
Reported weighted average cost of deposits	0.52%	0.88%	0.54%	0.92%
(1)  Acquisition accounting adjustments is calculated by subtracting the weighted average cost of deposits, excluding effect of acquisition accounting adjustments, from reported weighted average cost of deposits.

Excluding amortization of premium on time deposits assumed from merger, the weighted average cost of deposits was 0.59% for the third quarter of 2012, compared to 0.88% for the same period of 2011. Excluding amortization of premium on time deposits assumed from merger, the weighted average cost of deposits was 0.64% for the nine months ended September 30, 2012, compared to 0.92% for the same period of 2011. The decreases were due to reductions in the cost of interest-bearing demand deposits and an increase in the proportion of non-interest bearing demand deposits to total deposits. Non-interest bearing demand deposits accounted for 27% of total deposits at September 30, 2012, compared with 20% at September 30, 2011.

The weighted average cost of FHLB advances for the third quarter of 2012 was 1.56%, a decrease of 167 basis points from 3.23% for the same period of 2011. The weighted average cost of FHLB advances for the nine months ended September 30, 2012 was 1.79%, a decrease of 143 basis points from 3.22% for the same period of 2011. The decreases were attributable to decreases in FHLB advance rates and the amortization of premiums on FHLB borrowings assumed in the Merger, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	1.87%	3.23%	2.72%	3.22%
Acquisition accounting adjustments	(0.31)	0.00	(0.93)	0.00
Reported weighted average cost on FHLB advances	1.56%	3.23%	1.79%	3.22%
(1)  Acquisition accounting adjustments is calculated by subtracting the weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB borrowings assumed in the Merger, the weighted average cost of FHLB advances decreased to 1.87% for the third quarter of 2012 from 3.23% for the same period of 2011, reflecting the addition of $175.0 million in new FHLB borrowings at a rate of 0.54%, which was substantially lower than the weighted average rate of the rest of the borrowings. The weighted average original maturity of the new borrowings was 2.10 years. In addition, a total of $85.0 million of FHLB borrowings, with weighted average rates of 1.64%, matured during the quarter.

Excluding amortization of premiums on FHLB borrowings assumed in the Merger, the weighted average cost of FHLB advances decreased to 2.72% for the nine months ended September 30, 2012 compared with 3.22% for the same period of

2011. The decrease was attributed to decreases in FHLB advance rates.

Prepayment penalty income for the third quarter of 2012 and 2011 was $119 thousand and $175 thousand, respectively. Non-accrual interest income (reversed) recognized was ($44) thousand and $154 thousand for the third quarter of 2012 and 2011, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for third quarter 2012 and 2011 would have been as 4.78% and 4.24%, respectively.

Prepayment penalty income for the nine months ended September 30, 2012 and 2011 was $433 thousand and $438 thousand, respectively. Non-accrual interest income reversed was $793 thousand and $184 thousand for the nine months ended September 30, 2012 and 2011, respectively. Excluding the effects of both non-accrual loan interest income and prepayment penalty income, the net interest margin for the nine months ended September 30, 2012 and 2011 would have been as 4.98% and 4.18%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$4,007,402	$61,553	6.11%	$2,248,544	$34,902	6.16%
Securities available for sale(3)	679,764	3,782	2.23%	486,009	3,843	3.16%
FRB and FHLB stock and other investments	155,590	120	0.30%	142,306	182	0.51%
Federal funds sold	0	0	N/A	0	0	N/A
Total interest earning assets	$4,842,756	$65,455	5.38%	$2,876,859	$38,927	5.37%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,156,915	$1,775	0.61%	$701,109	$1,490	0.84%
Savings	184,219	820	1.77%	126,231	764	2.40%
Time deposits:
$100,000 or more	843,388	1,533	0.72%	363,155	351	0.38%
Other	672,861	1,086	0.64%	607,193	2,372	1.55%
Total time deposits	1,516,249	2,619	0.69%	970,348	2,723	1.11%
Total interest bearing deposits	2,857,383	5,214	0.73%	1,797,688	4,977	1.10%
FHLB advances	407,325	1,603	1.56%	300,000	2,438	3.23%
Other borrowings	40,407	407	3.95%	37,816	459	4.75%
Total interest bearing liabilities	3,305,115	$7,224	0.87%	2,135,504	$7,874	1.46%
Non-interest bearing demand deposits	1,104,996			477,120
Total funding liabilities / cost of funds	$4,410,111		0.65%	$2,612,624		1.21%
Net interest income/net interest spread		$58,231	4.51%		$31,053	3.91%
Net interest margin			4.79%			4.29%
Net interest margin, excluding the effect of non-accrual loan income (expense)(4)			4.79%			4.27%
Net interest margin, excluding the effect of non-accrual loan income (expense) and prepayment fee income(4) (5)			4.78%			4.24%
Cost of deposits:
Non-interest bearing demand deposits	$1,104,996	$0		$477,120	$0
Interest bearing deposits	2,857,383	5,214	0.73%	1,797,688	4,977	1.10%
Total deposits	$3,962,379	$5,214	0.52%	$2,274,808	$4,977	0.88%
 *    Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Non-accrual interest income (reversed) recognized was ($44 thousand) and $154 thousand for the three months ended September 30, 2012 and 2011, respectively.

(5)	Loan prepayment fee income excluded was $119 thousand and $175 thousand for the three months ended September 30, 2012 and 2011, respectively.

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$3,878,080	$187,476	6.46%	$2,202,535	$101,137	6.14%
Securities available for sale(3)	699,225	12,940	2.47%	504,402	11,738	3.10%
FRB and FHLB stock and other investments	205,540	459	0.29%	137,473	540	0.52%
Federal funds sold	15,136	78	0.68%	0	0	N/A
Total interest earning assets	$4,797,981	$200,953	5.59%	$2,844,410	$113,415	5.33%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,191,213	$5,748	0.64%	$697,513	$4,500	0.86%
Savings	189,322	2,571	1.81%	126,375	2,202	2.33%
Time deposits:
$100,000 or more	806,244	4,428	0.73%	333,532	1,187	0.48%
Other	682,903	3,115	0.61%	623,579	7,309	1.57%
Total time deposits	1,489,147	7,543	0.68%	957,111	8,496	1.19%
Total interest bearing deposits	2,869,682	15,862	0.74%	1,780,999	15,198	1.14%
FHLB advances	358,962	4,832	1.79%	308,114	7,422	3.22%
Other borrowings	45,981	1,667	4.77%	45,113	1,528	4.47%
Total interest bearing liabilities	3,274,625	$22,361	0.93%	2,134,226	$24,148	1.51%
Non-interest bearing demand deposits	1,037,152			418,024
Total funding liabilities / cost of funds	$4,311,777		0.69%	$2,552,250		1.26%
Net interest income/net interest spread		$178,592	4.68%		$89,267	3.82%
Net interest margin			4.97%			4.20%
Net interest margin, excluding the effect of non-accrual loan income (expense)(4)			4.99%			4.20%
Net interest margin, excluding the effect of non-accrual loan income (expense) and prepayment fee income(4) (5)			4.98%			4.18%
Cost of deposits:
Non-interest bearing demand deposits	$1,037,152	$0		$418,024	$0
Interest bearing deposits	2,869,682	15,862	0.74%	1,780,999	15,198	1.14%
Total deposits	$3,906,834	$15,862	0.55%	$2,199,023	$15,198	0.92%
*    Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Non-accrual interest income reversed was $793 thousand and $184 thousand for the nine months ended September 30, 2012 and 2011, respectively.

(5)	Loan prepayment fee income excluded was $433 thousand and $438 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Changes in net interest income are a function of changes in interest rates and volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Three months ended September 30, 2012 over September 30, 2011
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$26,651	$(286)	$26,937
Interest on securities	(61)	(1,332)	1,271
Interest on FRB and FHLB stock and other investments	(62)	(81)	19
Total interest income	$26,528	$(1,699)	$28,227
INTEREST EXPENSE:
Interest on demand, interest bearing	$285	$(485)	$770
Interest on savings	56	(234)	290
Interest on time deposits	(104)	(1,260)	1,156
Interest on FHLB advances	(835)	(1,528)	693
Interest on other borrowings	(52)	(80)	28
Total interest expense	$(650)	$(3,587)	$2,937
Net Interest Income	$27,178	$1,888	$25,290

	Nine months ended September 30, 2012 over September 30, 2011
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$86,339	$5,549	$80,790
Interest on securities	1,202	(2,703)	3,905
Interest on FRB and FHLB stock and other investments	(81)	(293)	212
Interest on federal funds sold	78	0	78
Total interest income	$87,538	$2,553	$84,985
INTEREST EXPENSE:
Interest on demand, interest bearing	$1,248	$(1,368)	$2,616
Interest on savings	369	(569)	938
Interest on time deposits	(953)	(4,551)	3,598
Interest on FHLB advances	(2,590)	(3,705)	1,115
Interest on other borrowings	139	103	36
Total interest expense	$(1,787)	$(10,090)	$8,303
Net Interest Income	$89,325	$12,643	$76,682

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
The provision for loan losses for the third quarter of 2012 was $6.9 million, an increase of $3.4 million, or 98%, from $3.5 million for the same period last year. The increase is primarily due to higher net charge-offs, strong loan growth and allowance needs related to increased concentration risk associated with the growth in the CRE portfolio. Net charge-offs increased to $6.5 million for the three months ended September 30, 2012, compared to $3.2 million for the same period last year.
The provision for loan losses for the nine months ended September 30, 2012 was $16.7 million, a decrease of $2.1 million, or 11%, from $18.8 million for the same period last year. The decrease primarily due to improvement in the credit quality of the loan portfolio. Net charge-offs decreased to $12.7 million for the nine months ended September 30, 2012, compared to $21.1 million for the same period of 2011.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.
Non-interest Income
Non-interest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans and securities available for sale.
Non-interest income for the third quarter of 2012 was $7.7 million, compared to $4.3 million for the same quarter of 2011, an increase of $3.4 million, or 80%. The increase was principally due to the Merger, which was partially offset by a $0.8 million reduction in net gains on sale of SBA loans from $0.8 million for the third quarter of 2011 to none for the third quarter of 2012.
Non-interest income for the nine months ended September 30, 2012 was $29.5 million, compared to $16.5 million for the same period of 2011, an increase of $13.1 million, or 79%. The increase was principally due to the Merger. The $0.9 million increase in net gains on sales and calls of securities available for sale for the nine months ended September 30, 2012 as compared to the same period of 2011 was primarily due to an $816 thousand gain on the sale of a Trust Preferred security, which had been marked to market in a prior period.
Non-interest income by category is summarized below:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,121	$1,352	$1,769	130.8%
International service fees	1,183	603	580	96.2%
Loan servicing fees, net	1,031	464	567	122.2%
Wire transfer fees	833	343	490	142.9%
Other income and fees	1,364	534	830	155.4%
Net gains on sales of SBA loans	0	823	(823)	(100.0)%
Net losses on sales of other loans	0	(30)	30	100.0%
Net gains on sales and calls of securities available for sale	133	64	69	107.8%
Net valuation gains (losses) on interest rate contracts	11	(3)	14	466.7%
Net gains (losses) on sales of OREO	(12)	108	(120)	-111.1%
Total non-interest income	$7,664	$4,258	$3,406	80.0%

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$9,550	$4,262	$5,288	124.1%
International service fees	3,810	1,842	1,968	106.8%
Loan servicing fees, net	3,178	1,345	1,833	136.3%
Wire transfer fees	2,349	1,013	1,336	131.9%
Other income and fees	4,058	1,598	2,460	153.9%
Net gains on sales of SBA loans	5,426	6,337	(911)	(14.4%)
Net gains (losses) on sales of other loans	146	(30)	176	586.7%
Net gains on sales and calls of securities available for sale	949	70	879	1,255.7%
Net valuation gains (losses) on interest rate contracts	24	(120)	144	120.0%
Net gains on sales of OREO	41	135	(94)	(69.6%)
Total non-interest income	$29,531	$16,452	$13,079	79.5%

Non-interest Expense
Non-interest expense for the third quarter of 2012 was $28.8 million, an increase of $12.0 million, or 71%, from $16.8 million for the same period of 2011. The increase was principally due to the Merger. Salaries and benefits expense increased $6.0 million, or 78%, to $13.6 million for the third quarter of 2012, from $7.7 million for the same period of 2011. The increase was due to an increase in the number of full-time equivalent (FTE) employees, which increased to 684 at September 30, 2012 from 377 at September 30, 2011. The FTE employees as of September 30, 2011 on a pro forma basis was 696. Occupancy expense for the third quarter of 2012 rose 58% to $3.9 million from $2.5 million for the same period of 2011, principally due to the increased number branches post-merger. Credit related expenses for the third quarter of 2012 were $2.5 million, an increase of $1.6 million, or 188%, from $0.9 million for the same period of 2011. The increase was primarily due to OREO valuation allowances of $1.2 million and an increase in the number of OREO properties post-merger. The FDIC assessment for the third quarter of 2012 amounted to $644 thousand, compared with $983 thousand for the same period of 2011. This decrease reflects an upgrade of the Company's risk category.
Non-interest expense for the nine months ended September 30, 2012 was $90.3 million, an increase of $39.9 million, or 79%, from $50.4 million for the same period of 2011. The increase was principally due to the Merger. Salaries and benefits expense increased $19.9 million, or 89%, to $42.3 million for the the nine months ended September 30, 2012, compared to $22.4 million for the same period of 2011. The increase was due to an increase in the FTE employees post-merger.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$13,611	$7,657	$5,954	77.8%
Occupancy	3,910	2,480	1,430	57.7%
Furniture and equipment	1,495	984	511	51.9%
Advertising and marketing	1,159	354	805	227.4%
Data processing and communications	1,659	813	846	104.1%
Professional fees	876	612	264	43.1%
FDIC assessment	644	983	(339)	(34.5)%
Credit related expenses	2,497	867	1,630	188.0%
Merge and integration expenses	183	574	(391)	(68.1)%
Other	2,736	1,493	1,243	83.3%
Total non-interest expense	$28,770	$16,817	$11,953	71.1%

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$42,348	$22,436	$19,912	88.8%
Occupancy	11,788	7,362	4,426	60.1%
Furniture and equipment	4,181	2,853	1,328	46.5%
Advertising and marketing	4,142	1,527	2,615	171.3%
Data processing and communications	4,843	2,719	2,124	78.1%
Professional fees	2,558	2,090	468	22.4%
FDIC assessment	1,732	3,149	(1,417)	(45.0)%
Credit related expenses	6,967	2,615	4,352	166.4%
Merge and integration expenses	3,304	1,465	1,839	125.5%
Other	8,419	4,182	4,237	101.3%
Total non-interest expense	$90,282	$50,398	$39,884	79.1%
Provision for Income Taxes
Income tax expense was $11.8 million and $5.2 million for the third quarter ended September 30, 2012 and 2011, respectively. The effective income tax rate for the quarters ended September 30, 2012 and 2011 was 39.1% and 34.6%, respectively. Income tax expense was $39.5 million and $13.7 million for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 and 2011 was 39.0% and 37.4%.

Financial Condition
At September 30, 2012, our total assets were $5.33 billion, an increase of $165.4 million from $5.17 billion at December 31, 2011. As previously discussed, the increase was principally due to a $326.7 million increase in loans receivable, net of allowance for loan losses, which was partially offset by decreases in cash and cash equivalents, term federal funds sold and securities available for sale of $70.5 million, $40.0 million and $53.9 million, respectively. The increase in total assets was funded by a $111.6 million increase in deposits, a $116.4 million increase in borrowings from the FHLB and net income available to common stockholders of $56.1 million. The increases in deposits and net income available to common shareholders were partially offset by the $122 million redemption of the Series A and Series B Perpetual Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program in June 2012

Investment Securities Portfolio
As of September 30, 2012, we had $687.1 million in available-for-sale securities, compared to $740.9 million at December 31, 2011. The net unrealized gain on the available-for-sale securities at September 30, 2012 was $18.0 million, compared to a net unrealized gain on such securities of $15.2 million at December 31, 2011. During the nine months ended September 30, 2012, $111.7 million in securities were purchased, $134.7 million in mortgage related securities were paid down, $1.1 million in securities were either called or matured, and $27.5 million in securities were sold. We recognized net gains of $949 thousand on the securities that were sold. No securities were sold during the same period of last year. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available-for-sale securities was 3.23 years and 3.54 years at September 30, 2012 and December 31, 2011, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available-for-sale securities was 3.47 years and 3.91 years at September 30, 2012 and December 31, 2011, respectively.
Loan Portfolio
As of September 30, 2012, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale, was $4.07 billion, an increase of $330.7 million from $3.74 billion at December 31, 2011. Total loan originations during the nine months ended September 30, 2012 were $721.8 million, including SBA loan originations of $165.4 million, compared to $319.6 million during the same period of 2011.

The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$3,354	0%	$2,043	0%
Commercial & industrial	2,881,079	71%	2,631,880	70%
Construction	56,433	1%	44,756	1%
Total real estate loans	2,940,866	72%	2,678,679	73%
Commercial business	898,977	22%	849,576	23%
Trade finance	177,285	4%	146,684	4%
Consumer and other	54,442	1%	66,631	2%
Total loans outstanding	4,071,570	100%	3,741,570	100%
Less: deferred loan fees	(2,076)		(2,744)
Gross loans receivable	4,069,494		3,738,826
Less: allowance for loan losses	(65,952)		(61,952)
Loans receivable, net	$4,003,542		$3,676,874

SBA loans, consisting principally of the unguaranteed portion, are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $84.3 million at September 30, 2012 and $81.6 million at December 31, 2011. SBA loans included in commercial and industrial real estate loans were $148.7 million at September 30, 2012 and $152.5 million at December 31, 2011.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2012	December 31, 2011
	(In thousands)
Loan commitments	$571,150	$458,096
Standby letters of credit	37,599	29,028
Other commercial letters of credit	53,932	49,457
	$662,681	$536,581

Nonperforming Assets
Nonperforming assets, which include non-accrual loans, loans past due 90 days or more and accruing, restructured loans, and other real estate owned, were $78.1 million at September 30, 2012, compared to $74.9 million at December 31, 2011. The ratio of nonperforming assets to gross loans plus OREO was 1.92% and 2.00% at September 30, 2012 and December 31, 2011, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$29,369	$31,213
Delinquent loans 90 days or more on accrual status	22,454	17,265
Accruing restructured loans	22,175	18,776
Total Nonperforming Loans	73,998	67,254
Other real estate owned	4,135	7,625
Total Nonperforming Assets	$78,133	$74,879
Nonperforming loans to total gross loans, excluding loans held for sale	1.82%	1.80%
Nonperforming assets to gross loans plus OREO	1.92%	2.00%
Nonperforming assets to total assets	1.47%	1.45%
Allowance for loan losses to non-performing loans (excludes delinquent loans 90 days or more on accrual status)	127.95%	123.93%
Allowance for loan losses to non-performing assets	84.41%	82.74%

Allowance for Loan Losses
The allowance for loan losses was $66.0 million at September 30, 2012, compared to $62.0 million at December 31, 2011. We recorded a provision for loan losses of $16.7 million during the nine months ended September 30, 2012, compared to $18.8 million for the same period of 2011. The allowance for loan losses was 1.62% of gross loans at September 30, 2012 and 1.66% of gross loans at December 31, 2011. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $82.3 million and $82.0 million as of September 30, 2012 and December 31, 2011, respectively, with specific allowances of $8.7 million and $18.0 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2012		December 31, 2011
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate - Residential	$32	0%	$9	0%
Real estate - Commercial	43,828	71%	38,307	70%
Real estate - Construction	808	1%	724	1%
Commercial business	17,647	22%	20,681	23%
Trade finance	2,852	5%	1,786	4%
Consumer and other	785	1%	445	2%
Total	$65,952	100%	$61,952	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans, which are accounted for under the amortized cost method (referred to as "Legacy Loans") and loans acquired from Center (referred to as "Acquired Loans"). The Acquired Loans were further segregated between Credit Impaired Loans (loans with credit deterioration at the time of the Merger and accounted for under ASC 310-30) and performing loans (loans that were pass graded at the time of the Merger). The activity in the ALLL for the three and nine months ended September 30, 2012 is as follows:

		Acquired Loans (2)
For three months	Legacy Loans (1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$62,396	$1,914	$1,195	$65,505
Provision for loan losses	5,574	198	1,128	6,900
Loans charged off	(7,408)	0	(361)	(7,769)
Recoveries of charged offs	1,272	0	44	1,316
Balance, end of period	$61,834	$2,112	$2,006	$65,952

Gross loans, net of deferred loan fees and costs	$3,098,496	155,712	817,362	$4,071,570
Loss coverage ratio	2.00%	1.36%	0.25%	1.62%

		Acquired Loans (2)
For nine months	Legacy Loans (1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$61,952	$0	$0	$61,952
Provision for loan losses	11,558	2,112	3,012	16,682
Loans charged off	(15,051)	0	(1,710)	(16,761)
Recoveries of charged offs	3,375	0	704	4,079
Balance, end of period	$61,834	$2,112	$2,006	$65,952

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
LOANS
Average gross loans receivable, including loans held for sale (net of deferred fees)	$3,878,080	$2,202,535
Total gross loans receivables, excluding loans held for sale (net of deferred fees)	$4,069,494	$2,257,667
ALLOWANCE:
Balance-beginning of period	$61,952	$62,320
Less: Loan charge-offs:
Residential real estate	0	0
Commercial & industrial real estate	(6,506)	(14,938)
Construction	0	(3,254)
Commercial business loans	(9,225)	(6,023)
Trade finance	(300)	0
Consumer and other loans	(729)	(256)
Total loans charged off	(16,760)	(24,471)
Plus: Loan recoveries
Commercial & industrial real estate	2,404	1,200
Commercial business loans	1,287	1,937
Trade Finance	60	0
Consumer and other loans	327	231
Total loans recoveries	4,078	3,368
Net loan charge-offs	(12,682)	(21,103)
Provision for loan losses	16,682	18,792
Balance-end of period	$65,952	$60,009
Net loan charge-offs to average gross loans, including loans held for sale (net of deferred fees) *	0.44%	1.28%
Allowance for loan losses to gross loans at end of period	1.62%	2.66%
Net loan charge-offs to beginning allowance *	27.29%	45.15%
Net loan charge-offs to provision for loan losses	76.02%	112.30%
* Annualized
We believe the allowance for loan losses as of September 30, 2012 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2012, deposits increased $111.6 million, or 3%, to $4.05 billion from $3.94 billion at December 31, 2011. Retail deposits totaled $3.49 billion at September 30, 2012, a decrease of $67 million from $3.56 billion at December 31, 2011. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $1.33 billion at September 30, 2012, a decrease of $104 million from $1.44 billion at December 31, 2011. The decrease reflected the deposit mix shift to non-interest bearing deposits, which increased to $1.11 billion at September 30, 2012, from $984 million at December 31, 2011.
At September 30, 2012, 27.2% of total deposits were non-interest bearing demand deposits, 39.9% were time deposits and 32.9% were interest bearing demand and savings deposits. By comparison, at December 31, 2011, 25.0% of total deposits were non-interest bearing demand deposits, 38.6% were time deposits, and 36.4% were interest bearing demand and saving deposits.
At September 30, 2012, we had $259.2 million in wholesale deposits and $300.0 million in California State Treasurer deposits, compared to $80.7 million and $300.0 million of such deposits at December 31, 2011, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.13% at September 30, 2012 and were collateralized with securities with a carrying value of $348.4 million. The weighted average interest rate for wholesale deposits was 0.34% at September 30, 2012.
The following is a schedule of CD maturities as of September 30, 2012:
Maturity Schedule of Time Deposits
(Dollars in thousands)

		Weighted Average
Quarter Ending	Balance	Interest Rate
December 31, 2012	$751,628	0.57%
March 31, 2013	329,130	1.04%
June 30, 2013	222,070	0.97%
September 30, 2013	213,164	0.90%
Total one year or less	1,515,992	0.78%
Over one year	100,358	1.23%
Total time deposits	$1,616,350	0.80%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. Advances from the FHLB are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2012, we had $460.8 million of FHLB advances with average remaining maturities of 2.0 years, compared to $344.4 million with average remaining maturities of 1.3 years at December 31, 2011. The weighted average rate, including the acquisition accounting adjustments was 1.33% and 1.93% at September 30, 2012 and at December 31, 2011, respectively.
During the second quarter of 2012, we retired a $10.0 million Trust Preferred Security (Nara Bancorp Capital Trust I), bearing a 10.18% interest rate. At September 30, 2012 , five wholly-owned subsidiary grantor trusts ("Trusts") established by us had issued $46 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $734.5 million at September 30, 2012 compared to $795.9 million at December 31, 2011. The decrease was primarily due to the redemption of $122 million of Series A and Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program in June 2012, which was partially offset by the net income to common stockholders of $56.1 million for the nine months ended September 30, 2012. Our ratio of tangible common equity to tangible assets was 12.23% at September 30, 2012, compared to 11.42% at December 31, 2011. The increase was attributable to the increase in common stockholders' equity.
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
At September 30, 2012, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $668.7 million, compared to $733.3 million at December 31, 2011, representing an increase of $64.6 million, or 9%. The decrease was primarily due to the redemption of $122 million of Series A and Series B Preferred Stock issued under the U.S. Treasury's TARP Capital Purchase Program in June 2012. At September 30, 2012, the total capital to risk-weighted assets ratio was 16.48% and the Tier I capital to risk-weighted assets ratio was 15.22%. The Tier I leverage capital ratio was 13.15%.
As of September 30, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of September 30, 2012 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier 1 capital to total assets	$668,710	13.2%	N/A	N/A
Tier 1 risk-based capital ratio	$668,710	15.2%	N/A	N/A
Total risk-based capital ratio	$723,954	16.5%	N/A	N/A
BBCN Bank
Tier I capital to total assets	$647,616	12.7%	$254,134	5.0%	$393,482	7.7%
Tier 1 risk-based capital ratio	$647,616	14.8%	$263,407	6.0%	$384,209	8.8%
Total risk-based capital ratio	$702,825	16.0%	$439,011	10.0%	$263,814	6.0%
	As of December 31, 2011 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Tier 1 capital to total assets	$733,319	19.8%	N/A	N/A
Tier 1 risk-based capital ratio	$733,319	18.2%	N/A	N/A
Total risk-based capital ratio	$784,054	19.4%	N/A	N/A
BBCN Bank
Tier I capital to total assets	$670,855	18.1%	$185,048	5.0%	$485,807	13.1%
Tier 1 risk-based capital ratio	$670,855	16.6%	$242,168	6.0%	$428,687	10.6%
Total risk-based capital ratio	$721,551	17.9%	$403,613	10.0%	$317,938	7.9%

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
At September 30, 2012, our total borrowing capacity from the Federal Home Loan Bank of San Francisco was $1.3 billion, of which $837 million was unused and available to borrow. At September 30, 2012, our total borrowing capacity from the Federal Reserve Bank was $378 million, of which $378 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $634.5 million at September 30, 2012 compared to $689.8 million at December 31, 2011. Cash and cash equivalents, including federal funds sold were $229.6 million at September 30, 2012 compared to $300.1 million at December 31, 2011. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset Liability Committee of the Board ("ALCO") and to the Asset and Liability Management Committee (“ALM”), which is composed of BBCN Bank’s senior executives and other designated officers.
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
Interest Rate Sensitivity

We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2012, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	September 30, 2012		December 31, 2011
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	6.02%	(0.71)%	5.46%	(4.61)%
+ 100 basis points	2.72%	0.07%	2.91%	(1.84)%
- 100 basis points	(0.61)%	2.70%	0.77%	4.57%
- 200 basis points	(0.89)%	4.58%	0.83%	8.58%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BBCN BANCORP, INC.

Date:	November 7, 2012	/s/ Alvin D. Kang
Alvin D. Kang
President and Chief Executive Officer

Date:	November 7, 2012

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

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to Current Report on Form 8-K Exhibit 5.1 filed with the SEC on February 1, 2012, SEC file number 000-50245)

10.1	Definitive Agreement and Plan of Merger, dated as of October 22, 2012, between BBCN Bancorp, Inc. and Pacific International Bancorp, Inc

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
and

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________________________

*	Filed herewith

**	Furnished herewith