Form 10-K
period 2012-12-31
BBCN BANCORP INC
filed 2013-03-01
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File # 000-50245
 ________________________________________
BBCN BANCORP, INC.
(Exact name of Registrant as specified in its charter)
_________________________________________

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

Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒
    No  ☐
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2012, as reported on the NASDAQ Global Select Market, was approximately $849,574,000.
Number of shares outstanding of the Registrant’s Common Stock as of February 27, 2013: 78,779,140
Documents Incorporated by Reference: Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders – Part III

PART I
Forward-Looking Information
Some statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. BBCN Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.    BUSINESS

General
BBCN Bancorp, Inc. (“BBCN Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer commercial banking loan and deposit products through our wholly-owned subsidiary, BBCN Bank, a California state-chartered bank (the “Bank” or “BBCN Bank”). BBCN Bank primarily focuses its business in Korean communities in California, New York City metropolitan area, New Jersey, Chicago and Seattle. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., was formed to become the holding company for Nara Bank effective in February 2002. Nara Bank opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and became “Nara Bank” upon converting to a California state-chartered bank in January 2005. On November 30, 2011, we merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrently with the merger, Nara Bancorp changed its name to "BBCN Bancorp, Inc." At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to "BBCN Bank."
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
Through the merger with Center, we added Center Bank's 21 full-service branch offices, 18 of which are located in California, as well as a Loan Production Office in Seattle and one in Denver. Under the terms of the merger agreement, Center Financial shareholders received 0.7805 shares of Company common stock in exchange for each share of common stock of Center Financial, resulting in our issuance of approximately 31.2 million shares of our common stock, with a merger date fair value of $292 million.
On February 15, 2013, the Company acquired Pacific International Bancorp ("PIB"), a Seattle-based company, pursuant to an Agreement and Plan of Merger, dated October 22, 2012. Pacific International had total assets of approximately $185 million, including $146 million of gross loans and $144 million in deposits. PIB's primary subsidiary, Pacific International Bank, a Washington state-chartered bank, had four bank locations in the Seattle metropolitan area. With the completion of the transaction, the Company has six branches in the Seattle area.

We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy statements and information statements in connection with our stockholders meetings and other information. The SEC maintains a website that contains the reports, proxy and information statements and other information we file with them. The address of the site is http://www.sec.gov. Our website address is http://www.bbcnbank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC.

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
Through our network of 40 branches and five loan production offices, we offer commercial banking loan and deposit products to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans, and Small Business Administration (“SBA”) loans. BBCN Bank offers cash management services to our business customers, which includes remote deposit capture, lock box and ACH origination services. BBCN Bank also offers a mobile banking application for smartphones that extends convenient banking services, such as mobile deposits and bill payment in the hands of customers 24/7. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Most of our branches operates 24-hour automated teller machines (“ATMs”). We also offer debit card services with a rewards program to all customers. Our banking officers focus on customers to better support their banking needs. In addition, most of our branches offer travelers’ checks, safe deposit boxes, and other customary bank services. Our website at www.bbcnbank.com offers internet banking services and applications in both English and Korean.

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
Our commercial business loan portfolio includes trade finance loans from BBCN Bank’s Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. The International Operations Department issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

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
Commercial Real Estate Loans
Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate commercial real estate loans. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the date of origination.
Small Business Administration Loans
The Bank also extends loans partially guaranteed by the SBA. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing, or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million, and a maximum SBA guaranteed amount of $3.75 million.
We are generally able to sell the guaranteed portion of the SBA 7(a) loans in the secondary market at a premium, while earning servicing fee income on the sold portion over the remaining life of the loan. In addition to the interest yield earned on the unguaranteed portion of the SBA 7(a) loans that are not sold, we recognize income from gains on sales and from loan servicing on the SBA 7(a) loans that are sold.
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
All of our SBA loans are originated through BBCN Bank’s SBA Loan Departments. The SBA Loan Departments are staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.
Consumer Loans
Our consumer loans consist of auto loans, home equity, and signature loans, with a majority of our consumer loan portfolio currently consisting of auto loans. Effective January 1, 2008, we discontinued originating new home equity loans, due to the lack of scalability and profitability of these types of loans. The consumer loans totaled $50.0 million at December 31, 2012.

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
Our securities are classified for accounting purposes as available-for-sale. We do not maintain held-to-maturity or trading portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase. At December 31, 2012, we had $704.4 million in securities available-for-sale. We purchased $184.3 million and sold $27.5 million in investment securities during 2012.

Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings, certificates of deposit, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock box and ACH origination services. In addition to our retail deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer's time deposits, brokered money market and time deposits, and deposits gathered from outside of the Bank's normal market area through deposit listing services.
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
We may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2012, the principal balance of the qualifying loans was $516.7 million and the collateral value of investment securities was $411 thousand, and no borrowings were outstanding against this line.

Market Area and Competition
We have 40 banking offices in areas having high concentrations of Korean Americans, of which 30 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 7 are located in the New York metropolitan area and New Jersey, 2 are in Washington, and 1 is in Chicago. We also have five loan production offices located in the Dallas, Seattle, Atlanta, Northern California, and Denver markets. The banking and financial services industry generally, and in our market areas specifically, are highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems, and the consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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
From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”

Supervision and Regulation
General
As a California state-chartered bank whose accounts are insured by the FDIC, BBCN Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the “DFI”) and the FDIC. Such supervision and regulation covers substantially all of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. In addition, while BBCN Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB. BBCN Bancorp is registered with and subject to examination by the FRB as a bank holding company and is also subject to the bank holding company provisions of the California Financial Code. These regulatory systems are intended primarily for the protection of depositors, the FDIC insurance fund and the banking system as a whole, rather than for the protection of shareholders or other investors.
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
Through its authority under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the U.S. Treasury (the “Treasury”) implemented the Capital Purchase Program under the Treasury's Troubled Asset Relief Program (the “CPP”), a program designed to bolster eligible healthy institutions by injecting capital into these institutions. We participated in the CPP so that we could continue to lend and support our current and prospective clients, especially during this unstable economic environment. Under the terms of our participation, we issued $67 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase common stock and thereby became subject to various requirements, including certain restrictions on paying dividends on our common stock and repurchasing our equity securities, unless the Treasury has consented. Additionally, in order to participate in the CPP, we were required to adopt certain standards for executive compensation and corporate governance. Upon the merger with Center Financial, the $55 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A that Center Financial issued to the Treasury pursuant to the CPP was converted into a new series of BBCN Preferred Stock, designated as Fixed Rate Cumulative Perpetual Stock, Series B, having substantially the same rights, preferences, privileges and voting powers as Center Financial's Series A Preferred Stock. In June 2012, we redeemed $67 million and $55 million of the aforementioned Series A and B Preferred Stock, respectively, that was issued under the CPP.
Bank Holding Company Regulation
BBCN Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act (“BHCA”) and that capacity is subject to supervision and examination by the FRB and its authority to:

•	Require periodic reports and such additional information as the FRB may require;

•
Require bank holding companies to maintain regulatory specified levels of capital, which may be increased for individual holding companies if deemed appropriate by the FRB (See “Capital Requirements”);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank;

•	Restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

•
Terminate an activity or terminate control of or liquidate or divest subsidiaries, affiliates or investments if the FRB determines the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	Require prior approval of senior executive officer or director changes;

•	Regulate provisions of certain bank holding company debt and require prior approval to purchase or redeem securities in certain situations; and

•
Approve or disapprove acquisitions and mergers with banks and consider competitive, management, financial or other factors in granting these approvals, in addition to similar federal, California or other state banking agency approvals which may also be required.

The FRB’s view is that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the FRB’s regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” See “Prompt Corrective Action” below.
Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage without prior FRB approval in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined by the FRB, in consultation with the Treasury, to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to maintain compliance with these requirements or correct any non-compliance within a fixed time period could lead to required divestiture of subsidiary banks or a requirement to conform all of the holding company's activities to those permissible for a bank holding company. BBCN Bancorp has not elected financial holding company status.
Securities Exchange Act of 1934
BBCN Bancorp’s common stock is publicly held and listed on the NASDAQ Global Select Market, and BBCN Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated hereunder and the NASDAQ listing requirements.
Sarbanes-Oxley Act
BBCN Bancorp is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, which, among other things, requires executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced disclosure of controls and procedures and internal control over financial reporting.

Dodd-Frank Act
As required by the Dodd-Frank Act, the FDIC adopted a new Deposit Insurance Fund ("DIF") restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) requires that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020, rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rule making before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.
On February 7, 2011, the FDIC approved a final rule, as mandated by the Dodd-Frank Act, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when theDIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.
Many aspects of the Dodd-Frank Act, which address a wide variety of banking activities other than deposit insurance, are subject to rule making and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues that those deposits may generate.
Bank Regulation
BBCN Bank is subject to regulation, supervision, and regular examination by the DFI and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the FRB. Federal and state laws and regulations which are specifically applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to FRB Regulation O, and Federal Reserve Act Sections 23A and 23B and FRB Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain limits and exceptions and only on terms and conditions at least as favorable as those prevailing for comparable transactions with unaffiliated parties.
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate risk exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, the DFI and the FDIC have authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which would preclude the bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the bank’s growth geographically, by products and services, or by mergers and acquisitions;

•
Enter into or issue informal or formal enforcement actions, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes;

•	Remove officers and directors and assess civil monetary penalties; and

•	Take possession of, close and liquidate the bank or appoint the FDIC as conservator or receiver under certain circumstances.
Under the California Financial Code and the Federal Deposit Insurance Act (“FDI Act”), California state chartered commercial banks may generally engage in any activity permissible for national banks. Additionally, BBCN Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries. Further, California banks may conduct certain “financial” activities in a subsidiary to the same extent that national banks may conduct such activities, provided the bank is and remains well capitalized, well managed and in satisfactory compliance with the CRA. BBCN Bank currently does not conduct activities in subsidiaries.
Capital Requirements
The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, a banking organization is required to maintain its capital above certain minimum capital ratios, which are computed by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital as follows:

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
Under the capital guidelines, there currently are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2012, the respective capital ratios of BBCN Bancorp and BBCN Bank exceeded the minimum percentage requirements to be deemed “well-capitalized.” Further information is provided in the schedule in Note 14 of Notes to Consolidated Financial Statements.
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
BBCN Bancorp and BBCN Bank are required by the U.S. bank regulatory agencies to also maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to average total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. As of December 31, 2012, BBCN Bancorp and BBCN Bank's leverage capital ratios were 14.9% and 14.5%, respectively, exceeding regulatory minimums.
The current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee published an agreement among its member country bank regulatory authorities to establish a new set of capital and other standards for major banking institutions, commonly referred to as Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain a heightened Common Equity Tier 1 capital ratio, Tier 1 capital ratio, and Total capital ratio. Common Equity Tier 1 capital ratio and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Common Equity Tier 1 capital ratio will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. Under proposed implementing regulations issued by the United States federal banking regulatory agencies in June 2012, which have not yet been finally adopted, the current bank capital standards would be revised to a requirement consisting of four fully phased-in minimum capital ratios, including (1) a ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a Tier 1 capital to risk-weighted assets of 6.0%, (3) a Total capital to risk-weighted assets of 8% and (4) a “leverage ratio” of Tier 1 capital (with certain deductions) to average consolidated assets of 4%. For this purpose, Common equity Tier 1 capital will consist of common stock and related surplus. Total Tier 1 capital will include non-cumulative perpetual preferred stock. The rule proposal would also change the capital standards set forth in the capital category definitions used in the prompt corrective action regulations discussed below to refer to the new capital ratios and increasing the levels of captial required to be considered “well capitalized” under those regulations.
Prompt Corrective Action
The federal banking agencies have issued regulations pursuant to the FDI Act defining five categories in which an insured depository institution will be assigned, based on the level of its capital ratios: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. Under the prompt corrective action regulations, the subsidiary bank will be required to submit to its federal regulator a capital restoration plan and to comply with the plan. Each parent company that controls the subsidiary bank will be required to provide assurances of compliance by the bank with the capital restoration plan. However, the aggregate liability of such parent companies will not exceed the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized and (ii) the amount necessary to bring the bank into compliance with the plan. Failure to restore capital under a capital restoration plan can result in the bank’s being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent bank holding company in other ways. These include possible restrictions or prohibitions on dividends to the parent bank holding company by the bank; subordinated debt payments to the parent; and other transactions between the bank and the holding company. In addition, the regulators may impose restrictions on the ability of the holding company itself to pay dividends; require divestiture of holding company affiliates that pose a significant risk to the bank; or require divestiture of the undercapitalized subsidiary bank. At each successive lower-capital category, an insured bank may be subject, at the agencies’ discretion, to more restrictions under the agencies’ prompt corrective action regulations, including restrictions on the bank’s activities.
Deposit Insurance
The FDIC is an independent federal agency that insures deposits of federally insured banks and savings institutions, up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. On November 9, 2010, the FDIC Board of Directors issued a final rule to implement the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.
The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. As of December 31, 2012, the Bank’s assessment rate averaged 5 cents per $100 in assessable deposits. On

November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.015% of insured deposits in fiscal 2012. These assessments will continue until the FICO bonds mature in 2017.
The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base. The proposed rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011 and were used to calculate the assessment for 2012. Our FDIC insurance expense totaled $2.4 million in 2012.
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
On  November 18, 2009, the Department of Justice entered a Consent Decree  (CD) in the case of the United States v. Nara Bank  relating to Nara Bank's past indirect auto lending practices.  Although Nara Bank exited indirect auto lending in 2006 and BBCN Bank exited indirect auto lending as of December 1, 2011,  BBCN Bank has acceded to the former Nara Bank's obligations under the CD.  The CD will remain in place until the year 2013 and prescribes ongoing compliance with the provisions of the Equal Credit Opportunity Act.  Given the impact the economic environment has had on consumers, Fair Lending remains a high priority of regulators.

Employees
As of December 31, 2012, we had 704 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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
Economic conditions in California, New York or other markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City metropolitan area, New Jersey, Chicago, and the Seattle area. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A continued economic slowdown in California, New York or other markets in which we operate may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A further downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2012, approximately 74% of our loan portfolio consisted of loans secured by various types of real estate. There has been a general slowdown in the economy and declines in value in the commercial real estate market in Southern California, along with high levels of unemployment. Continued deterioration in the real estate market generally and in commercial real estate values in particular, along with high levels of unemployment, may result in additional loan charge-offs and provisions for loan losses, which may have an adverse effect on our net income and capital levels.
Our allowance for loan losses may not cover actual loan losses. If our actual loan losses exceed the amount we have allocated for estimated probable incurred losses, our business will be adversely affected. We attempt to limit the risk that borrowers will fail to repay loans by carefully underwriting our loans, but losses nevertheless occur in the ordinary course of business operations. We create allowances for estimated loan losses through provisions that are recorded as reductions in income in our accounting records. We base these allowances on estimates of the following:

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

If we lose key employees, our business may suffer. There is intense competition for experienced and highly qualified personnel in the Korean-American banking industry. Our future success depends on the continued employment of existing senior management personnel. If we lose key employees temporarily or permanently, it may hurt our business. We may be particularly hurt if our key employees became employed by our competitors in the Korean-American banking industry. Effective as of the close of business on January 31, 2013, Alvin Kang stepped down from his position as President and Chief Executive Officer. The Board of Directors has established an Executive Council to carry out the responsibilities of the chief executive. We have retained an executive search firm to initiate a formal search for a new chief executive officer.
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
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past and consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Acquisitions may increase the degree of such risks.
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

Increases in the level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may adversely affect our business and the market price of our common stock. The DFI, the FDIC and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See “Item 1. Business – Supervision and Regulation” for a further description of such regulatory powers.
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
As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have seven offices in New York and New Jersey. We also have banking offices in Chicago and the Seattle area. Our recently closed acquisition of PIB will bring our branch total in the Seattle area to six. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be adversely affected.
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

Changes in governmental regulation may impair our operations or restrict our growth. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	the capital that we must maintain;

•	the dividends that we may pay;

•	the kinds of activities that we may engage in;

•	the compensation that we may pay;

•	the kinds and amounts of investments that we can make;

•	the locations of our offices;

•	how much interest we can pay on demand deposits;

•	insurance of deposits and the premiums that we must pay for this insurance; and

•	how much cash we must set aside as reserves for deposits.

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
We had suspended declaration and payment of dividends on our common stock. Our ability to declare and pay dividends in the future, as well as the ability of the Bank to make dividend payments to us, will be subject to regulatory, statutory and other restrictions. In March, 2009, we announced the suspension of our prior policy of paying quarterly dividends in order to preserve capital and to provide us with increased flexibility to invest in our business. Until November 2011, we were also subject to special regulatory limitations on the payment of dividends under resolutions adopted by the boards of directors of Nara Bancorp and Nara Bank after consultation with the DFI and the FRB. Our board of directors reinstated our quarterly dividend beginning in the fourth quarter of 2012. There can be no assurance, however, that we will continue payment of regular cash dividends. Our ability to pay dividends at that time will be subject to statutory and other limitations applicable to us or to the Bank.
Our results of operations or financial condition could be adversely affected as a result of future impairment of our intangible assets. At December 31, 2012, we had $89.9 million of goodwill. Future acquisitions could result in increases in the amount of our goodwill or other intangible assets. We assess the carrying value of intangible assets, including goodwill, at least annually in order to determine whether such assets are impaired. We make a qualitative assessment of whether it is more likely than not that the fair value of goodwill or other intangible assets is less than its carrying amount.
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
Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. As of December 31, 2012, we operated full-service branches at 38 leased operations and 2 owned facilities operations, and we operated Loan Production Offices at 5 leased operations. Expiration dates of our leases range from January 2013 to November 2027. The two owned facilities, the Olympic and Western branches, had carrying values (including land value) of $4.4 million and $5.0 million, respectively, at December 31, 2012. We believe our present facilities are adequate for our current needs.
As of December 31, 2012, premises and equipment, net of accumulated depreciation and amortization, totaled $22.6 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2012, was $21.3 million. Total lease expense for the year ended December 31, 2012 was $9.0 million.

Item 3.	LEGAL PROCEEDINGS
The Company has received communications from the Small Business Administration ("SBA") asserting that the SBA is entitled to receive from BBCN a portion of the amounts to be paid to BBCN by the FDIC in respect of SBA loans that are covered by the FDIC loss share agreements. The amounts claimed by the SBA with respect to covered SBA loans are based on the SBA's guarantee percentage of the individual covered loans referred to in the communications. An aggregate of $55 million of SBA loans were subject to the loss share agreements at inception; however, to date the SBA has only requested monies related to two loans BBCN disagrees with the SBA's position. The discussions with the SBA regarding this matter are at an early stage and BBCN is not presently able to determine the probable outcome.
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

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2012	$12.89	$10.62	$0.05
September 30, 2012	$13.21	$10.62	$—
June 30, 2012	$11.55	$9.98	$—
March 31, 2012	$11.59	$9.26	$—
December 31, 2011	$10.18	$5.57	$—
September 30, 2011	$8.67	$5.86	$—
June 30, 2011	$10.08	$6.75	$—
March 31, 2011	$10.75	$9.15	$—

The closing price for our common stock on the NASDAQ Global Select Market on February 26, 2013 was $12.39 per share.
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
BBCN Bancorp’s ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to BBCN Bancorp. The ability of the Bank to declare a cash dividend to BBCN Bancorp is subject to compliance with its minimum capital requirements and, additional limitations under California law and regulations.
The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business – Supervision and Regulation.”

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	797.181	$16.70	2,638.549
Equity compensation plans not approved by security holders	—	—	—
Total	797.181	$16.70	2,638.549

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the common stock of the Company with (i) the cumulative total return of the NASDAQ Compsoite Index, (ii) the cumulative total return of the S&P Small Cap 600 Index, (iii) a published index comprised of banks and thrifts selected by SNL Financial LLC , and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.
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
COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG BBCN BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,
SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

Total Return Performance
140
120
100
80
60
40
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
BBCN Bancorp, Inc.
NASDAQ Composite
S&P 600 Index
SNL Bank and Thrift
S&P 500

ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
BBCN Bancorp, Inc.	100.00	85.04	98.10	85.25	81.75	100.51
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
S&P 600 Index	100.00	68.92	86.54	109.31	110.42	128.45
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data of the Company as of and for each of the years in the five-year period ended December 31, 2012. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$267,885	$161,895	$150,436	$158,045	$166,928
Interest expense	29,647	32,077	42,052	65,699	70,707
Net interest income	238,238	129,818	108,384	92,346	96,221
Provision for loan losses	19,104	27,939	84,630	61,023	48,825
Net interest income after provision for loan losses	219,134	101,879	23,754	31,323	47,396
Non-interest income	39,390	23,130	24,481	18,468	13,993
Non-interest expense	120,891	82,234	63,374	61,713	57,009
Income before income tax provision (benefit)	137,633	42,775	(15,139)	(11,922)	4,380
Income tax provision (benefit)	54,410	15,660	(7,900)	(6,199)	1,625
Net income (loss)	$83,223	$27,115	$(7,239)	$(5,723)	$2,755
Dividends and discount accretion on preferred stock	(5,640)	(4,568)	(4,291)	(4,276)	(474)
Net income (loss) available to common stockholders	$77,583	$22,547	$(11,530)	$(9,999)	$2,281
Per Common Share Data:
Earnings (loss)—basic	$0.99	$0.53	$(0.30)	$(0.35)	$0.09
Earnings (loss)—diluted	0.99	0.53	(0.30)	(0.35)	0.09
Book value (period end, excluding preferred stock and warrants)	9.62	8.64	7.69	7.99	8.49
Cash dividends declared per common share	0.05	—	—	—	0.11
Number of common shares outstanding (period end)	78,041,511	77,984,252	37,983,027	37,824,007	26,246,560
Balance Sheet Data—At Period End:
Assets	$5,640,661	$5,166,604	$2,963,296	$3,227,957	$2,672,054
Securities available for sale and held to maturity	704,403	740,920	528,262	782,690	406,586
Gross loans, net of unearned loan fees and discounts(excludes loans held for sale)	4,296,252	3,738,826	2,147,745	2,221,433	2,119,354
Deposits	4,384,035	3,940,892	2,176,114	2,434,190	1,938,603
Federal Home Loan Bank borrowings	420,722	344,402	350,000	350,000	350,000
Subordinated debentures	41,846	52,102	39,268	39,268	39,268
Stockholders’ equity	751,104	795,939	358,563	367,975	289,953
Average Balance Sheet Data:
Assets	$5,228,557	$3,168,124	$3,007,294	$3,038,969	$2,544,667
Securities available for sale	694,719	520,460	516,460	619,594	298,886
Gross loans, including loans held for sale	3,974,626	2,352,253	2,173,840	2,124,615	2,089,803
Deposits	3,989,401	2,360,786	2,213,940	2,291,346	1,855,629
Stockholders’ equity	775,718	414,768	364,159	304,770	238,800
Selected Performance Ratios:
Return on average assets(1)	1.59%	0.86%	(0.24)%	(0.19)%	0.11%
Return on average stockholders’ equity(2)	10.73%	6.54%	(1.99)%	(1.88)%	1.15%
Average stockholders’ equity to average assets	14.84%	13.09%	12.11%	10.03%	9.38%

Dividend payout ratio
(Dividends per share/earnings per share)	5.05%	0.00%	0.00%	0.00%	122.22%
Net interest spread(3)	4.59%	3.92%	3.35%	2.64%	3.22%
Net interest margin(4)	4.88%	4.29%	3.75%	3.15%	3.96%
Yield on interest-earning assets(5)	5.48%	5.35%	5.21%	5.39%	6.87%
Cost of interest-bearing liabilities(6)	0.89%	1.43%	1.86%	2.75%	3.65%
Efficiency ratio(7)	43.54%	53.77%	47.70%	55.69%	51.73%

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp: Leverage	12.76%	19.81%	12.61%	12.36%	12.61%
Tier 1 risk-based	14.91%	18.15%	16.42%	16.73%	14.32%
Total risk-based	16.16%	19.41%	17.69%	17.99%	15.58%
Bank: Leverage	12.38%	18.13%	12.27%	11.77%	12.43%
Tier I risk-based	14.47%	16.62%	16.00%	16.02%	14.10%
Total risk-based	15.73%	17.88%	17.27%	17.29%	15.34%
Asset Quality Data:
Nonaccrual loans	$29,653	$32,291	$43,803	$51,674	$37,580
Loans 90 days or more past due and still accruing (8)	17,742	23,885	—	—	—
Restructured loans (accruing)	29,849	18,776	35,103	64,341	3,256
Total non-performing loans (9)	77,244	74,952	78,906	116,015	40,836
Other real estate owned	2,698	7,624	1,581	2,044	2,969
Total non-performing assets	$79,942	$82,576	$80,487	$118,059	$43,805
Asset Quality Ratios:
Nonaccrual loans to gross loans	0.69%	0.86%	2.04%	2.33%	1.77%
Non-performing loans to gross loans	1.80%	2.00%	3.67%	5.22%	1.93%
Non-performing assets to total assets	1.55%	1.60%	2.72%	3.66%	1.64%
Non-performing assets to gross loans and OREO	1.86%	2.20%	3.74%	5.31%	2.06%
Allowance for loan losses to gross loans	1.56%	1.66%	2.90%	2.68%	2.05%
Allowance for loan losses to nonaccrual loans	225.75%	191.86%	142.27%	115.00%	115.54%
Allowance for loan losses to non-performing loans	86.66%	82.66%	78.98%	51.22%	106.33%
Allowance for loan losses to non-performing assets	83.74%	75.02%	77.43%	50.33%	99.12%
Net charge-offs to average gross loans	0.36%	1.20%	3.76%	2.12%	1.22%

(1)	Net income (loss) divided by the average assets

(2)	Net income (loss) divided by the average stockholders’ equity

(3)	Difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities

(4)	Net interest income expressed as a percentage of average interest-earning assets

(5)	Interest income divided by the average interest-earning assets

(6)	Interest expense divided by the average interest-bearing liabilities

(7)	Non-interest expense divided by the sum of net interest income plus non-interest income

(8)
Acquired loans that were originally recorded at fair value upon acquisitions. These loans are considered to be accruing as we can reasonably estimate future cash flows on acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.

(9)
Non-performing loans include portions of certain loans that are guaranteed by the SBA and state agencies. The total guaranteed portions of non-performing loans were $3.6 million and $2.2 million during the years ended December 31, 2012 and 2011, respectively. The guaranteed portions of non-performing loans were immaterial for years ended December 31, 2010, 2009, and 2008.

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

Overview
BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank, formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, we merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrently with the merger, Nara Bancorp changed its name to "BBCN Bancorp, Inc." At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to "BBCN Bank."
We offer a full range of commercial banking and consumer deposit products through BBCN Bank, a California state-chartered bank. BBCN Bank primarily focuses its business in Korean-American communities in California, in the New York City metropolitan area, and New Jersey. Our November 2011 merger with Center Financial allowed us to expand our organization by adding banking operations in Chicago and Seattle and strengthen our strategic position in California. We now have 40 banking offices in California, the New York metropolitan area, New Jersey, Chicago and Seattle and five loan production offices located in the Atlanta, Dallas, Seattle, Northern California and Denver markets. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance and SBA loans. We have discontinued origination of consumer loans, but continue to service such loans in our portfolio. Effective December 1, 2011, upon the merger with Center, we resumed originating direct auto loans and started issuing credit cards.
Through the merger with Center Financial, we acquired Center Bank's 21 full-service branch offices, 18 of which are located in California, as well as two Loan Production Offices in Seattle and Denver. Under the terms of the merger agreement, Center Financial shareholders received 0.7805 shares of Company common stock in exchange for each share of common stock of Center Financial, resulting in our issuance of approximately 31.2 million shares of Company common stock, with a merger date fair value of $292 million.
The merger was accounted for as an acquisition of Center Financial by Nara Bancorp in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combination. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entity. We engaged a third party valuation specialist to assist us in determining the fair value of Center's loan portfolio, time deposits, servicing assets, FDIC loss share receivable, debt, investments in affordable housing partnerships and operating leases. Additionally, the firm was asked to assist in the determination of the value of the intangible asset associated with the core deposit intangibles. Goodwill of $88.0 million was recorded, which is equal to the excess of the consideration transferred over the fair value of identifiable net assets acquired in connection with the merger. See Note 2 of Notes to the Consolidated Financial Statements for more detailed information on the Center merger.
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
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors' reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends, and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external brokers or independent external pricing service providers for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2012 or 2011.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be “other-than-temporarily” impaired as of December 31, 2012. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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
Acquired Loans
Loans that we acquired are recorded at fair value with no carryover of the related allowance for loan losses. We considered all classified and criticized loans as credit impaired loans ("Credit Impaired Loans") under the provisions of Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality resulting from the Center Financial merger. Pass graded loans acquired from Center Financial and pass graded loans from the FDIC assisted Innovative Bank acquisition ("Performing Loans") were not accounted for under ASC 310-30. The Performing Loans were placed in pools with similar risk characteristics and were recorded at fair value at the merger date. Management will periodically reassess the net realizable value of each loan pool and record interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.
Credit Impaired Loans
In accordance with ASC 310-30, Credit Impaired Loans acquired from Center were aggregated into pools based on individually evaluated common risk characteristics (including whether the loans were currently in nonperforming status) and expected cash flows were estimated on a pool basis. A pool was accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. We aggregated all of Credit Impaired Loans into 17 different pools. A loan will be removed from a pool of loans only if the loan is sold or foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at its carrying value.
The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield will be disclosed quarterly.
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
FDIC Loss Share Receivable
In conjunction with the FDIC-assisted acquisition of Innovative Bank by Center Financial in 2010, Center Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of merger with Center Financial, consistent with Center Financial's accounting treatment, we elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss sharing agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into other income over the life of the FDIC loss share receivable.
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
Goodwill
We test goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2012.
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

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years).  As a result of the merger on November 30, 2011, both Nara Bancorp and Center Financial underwent a greater than 50% ownership change.  There is expected to be no limitation on the use of either company's tax attributes, because as of November 30, 2011 both companies had net unrealized built in gains, rather than net unrealized built in losses.  However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger future Section 382 limitations on the Company's use of tax attributes.

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
The other significant source of our income is non-interest income, including service charges and fees on deposit accounts, loan servicing fees, fees from trade finance activities and the issuance of letters of credit, and net gains on sale of loans that were held for sale and investment securities available for sale. Our non-interest income can be reduced by net losses on sales of other real estate owned and charges for other than temporary impairment on investment securities and derivative instruments.
In addition to interest expense, our income is impacted by provisions for loan losses, and non-interest expenses, primarily salaries and benefits and occupancy expense.

Net Income
Our net income (loss) available to common stockholders was $77.6 million for 2012 compared to $22.5 million for 2011 and ($11.5) million for 2010. Our earnings (loss) per common share based on fully diluted shares were $0.99, $0.53 and ($0.30) for 2012, 2011 and 2010, respectively. The return on average assets was 1.59%, 0.86% and (0.24)% and the return on average stockholders’ equity was 10.73%, 6.54% and (1.99)%.
The increase in earnings for 2012 compared to 2011 was primarily due to an increase in net interest income, a decrease in the provision for loan losses, and an increase in non-interest income which were partially offset by increases in non-interest expense and the income tax provision. The increase in earnings for 2011 compared to 2010 was primarily due to decreases in the provision for loan losses and an increase in net interest income due to the higher level of interest earning assets following the merger which were partially offset by increases in non-interest expense and the income tax provision.
Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2012	Amount	%	2011	Amount	%	2010
Interest income	$267,885	$105,990	65%	$161,895	$11,459	8%	$150,436
Interest expense	29,647	(2,430)	(8)%	32,077	(9,975)	(24)%	42,052
Net interest income	238,238	108,420	84%	129,818	21,434	20%	108,384
Provision for loan losses	19,104	(8,835)	(32)%	27,939	(56,691)	(67)%	84,630
Non-interest income	39,390	16,260	70%	23,130	(1,351)	(6)%	24,481
Non-interest expense	120,891	38,657	47%	82,234	18,860	30%	63,374
Income before income tax provision	137,633	94,858	222%	42,775	57,914	(383)%	(15,139)
Income tax provision	54,410	38,750	247%	15,660	23,560	(298)%	(7,900)
Net income	$83,223	$56,108	207%	$27,115	$34,354	(475)%	$(7,239)

Net Interest Margin and Net Interest Rate Spread
We analyze our earnings performance using, among other measures, the net interest spread and net interest margin. The net interest spread represents the difference between the weighted average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of the amounts of interest-earning assets to interest-bearing liabilities.
Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board. The table below presents the weighted average yield on each category of interest-earning assets, the average rate paid on each category of interest-bearing liabilities, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2012.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans(1)(2)(3)	$3,974,626	$250,583	6.30%	$2,352,253	$145,554	6.19%	$2,173,840	$134,390	6.18%
Securities(3)	694,719	16,480	2.37%	520,460	15,501	2.98%	516,460	15,141	2.93%
Other investments	205,743	744	0.36%	148,339	812	0.55%	192,459	856	0.44%
Federal funds sold	11,342	78	0.68%	3,469	28	0.81%	6,082	49	0.81%
Total interest-earning assets	4,886,430	267,885	5.48%	3,024,521	161,895	5.35%	2,888,841	150,436	5.21%
Non-interest earning assets:
Cash and due from bank	74,605			48,632			29,844
Premises and equipment, net	21,894			11,036			11,082
Accrued interest receivable	12,029			9,381			9,560
Intangible assets	93,564			11,207			3,312
Other assets	140,035			63,347			64,655
Total non-interest earning assets	342,127			143,603			118,453
Total assets	$5,228,557			$3,168,124			$3,007,294
INTEREST-BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,191,548	7,566	0.63%	$751,783	6,322	0.84%	$608,051	6,374	1.05%
Savings	187,301	3,364	1.80%	130,568	2,945	2.26%	135,008	3,274	2.43%
Time certificates	1,543,550	10,425	0.68%	1,002,780	10,978	1.09%	1,118,383	18,234	1.63%
FHLB advances	374,938	6,229	1.66%	314,216	9,774	3.11%	353,384	12,099	3.42%
Other borrowings	44,535	2,064	4.56%	44,971	2,058	4.58%	42,895	2,071	4.83%
Total interest-bearing liabilities	3,341,872	29,648	0.89%	2,244,318	32,077	1.43%	2,257,721	42,052	1.86%
Non-interest bearing liabilities and equity
Demand deposits	1,072,631			475,655			352,498
Other liabilities	38,336			33,383			32,916
Stockholders’ equity	775,718			414,768			364,159
Total liabilities and stockholders’ equity	$5,228,557			$3,168,124			$3,007,294
NET INTEREST INCOME AND YIELD:
Net interest income		$238,237			$129,818			$108,384
Net interest margin			4.88%			4.29%			3.75%
Net interest margin, excluding non-accrual interest			4.90%			4.31%			3.80%
Net interest margin, excluding non-accrual interest and loan prepayment fee income			4.88%			4.29%			3.78%
Net interest spread(4)			4.59%			3.92%			3.35%
Net interest spread(5)			4.81%			4.17%			3.60%
Cost of funds(6)			0.67%			1.18%			1.61%

(1) Interest income on loans includes amortization of loan fees, prepayment fees received on loan pay-offs, and accretion of discount on acquired loans from Center. See the table below for detail. The average balance of loans is net of deferred loan fees.

Year ended December 31,	Loan Fees	Deferred (Fees) cost	Loan prepayment fee income	Non-accrual Loan Income (expense)	Accretion of discount on acquired loans from Center
	(In Thousands)
2012	$2,171	$2,086	$(746)	$(998)	$23,253
2011	2,173	(2,744)	487	(368)	2,429
2010	1,855	(2,261)	525	(1,415)	—

(2) Average balances of loans are net of deferred loan fees and costs and include non-accrual loans and loans held for sale.
(3) Interest income and yields are not presented on a tax-equivalent basis.
(4) Interest on interest-earning assets minus interest on interest-bearing liabilities
(5) Interest on interest-earning assets minus interest on interest-bearing liabilities and non-interest bearing deposits
(6) Interest on interest-bearing liabilities and non-interest bearing deposits

	Year Ended December 31,
	2012 compared to 2011			2011 compared to 2010
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$105,029	$2,644	$102,385	$11,164	$116	$11,048
Interest on other investments	(68)	(334)	266	(44)	175	(219)
Interest on securities	979	(3,570)	4,549	360	242	118
Interest on federal funds sold	50	(5)	55	(21)	—	(21)
TOTAL INTEREST INCOME	$105,990	$(1,265)	$107,255	$11,459	$533	$10,926
INTEREST EXPENSE:
Interest on demand deposits	$1,243	$(1,855)	$3,098	$(52)	$(1,396)	$1,344
Interest on savings	419	(689)	1,108	(329)	(224)	(105)
Interest on time certificates of deposit	(553)	(5,082)	4,529	(7,256)	(5,519)	(1,737)
Interest on FHLB	(3,545)	(5,208)	1,663	(2,325)	(1,051)	(1,274)
Interest on other borrowings	6	21	(15)	(13)	(111)	98
TOTAL INTEREST EXPENSE	$(2,430)	$(12,813)	$10,383	$(9,975)	$(8,301)	$(1,674)
NET INTEREST INCOME	$108,420	$11,548	$96,872	$21,434	$8,834	$12,600

Net Interest Income and Net Interest Margin
Net interest income was $238.2 million for 2012, compared to $129.8 million for 2011 and $108.4 million for 2010. The net interest margin was 4.88% for 2012 compared to 4.29% for 2011 and 3.75% for 2010. Interest income reversed for non-accrual loans (net of income recognized) was $998 thousand for 2012, compared to $368 thousand for 2011 and $1.4 million for 2010. Excluding this effect, the net interest margin for 2012, 2011 and 2010 was 4.90%, 4.31% and 3.80%, respectively.
Comparison of 2012 with 2011
Net interest income increased $108.4 million, or 84%, during 2012. The increase in net interest income was primarily attributable to an improvement in the net interest margin and a full year of net interest income following the merger with Center. Net interest income for the year ended December 31, 2012, also included approximately $23.5 million of additional loan interest income resulting from the accretion of the loan discount on acquired loans. The cost of deposits decreased during

2012 due to the decrease in the rates paid on certificates of deposit upon renewal as well as a favorable shift in the mix of deposits,

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
Interest Income
Interest income was $267.9 million for 2012, compared to $161.9 million for 2011 and $150.4 million for 2010. The yield on average interest-earning assets was 5.48% for 2012, compared to 5.35% for 2011 and 5.21% for 2010.
Comparison of 2012 with 2011
The increase in interest income of $106.0 million, or 65%, for 2012 compared to 2011 was primarily due to the increase in in average interest earning assets as a result of the net growth in loans receivable. The weighted average yield on investment securities for 2012 decreased due to $184 million in available-for-sale securities purchased during 2012, yielding 1.98% compared to $236 million in available-for-sale securities purchased during 2011, yielding 2.57%, and $293 million in available-for-sale securities acquired from the merger, yielding 1.86%.
Comparison of 2011 with 2010
The increase in interest income of $11.5 million, or 8%, for 2011 compared to 2010 was primarily due to the interest income on loan acquired in the merger for the month of December 2011, which approximate $6.9 million. The weighted average yield on investment securities for 2011 increased due to $236 million in available-for-sale securities purchased during 2011, yielding 2.57%, and $293 million in available-for-sale securities acquired in the merger, yielding 1.86%.
Interest Expense
Deposits
Interest expense on deposits was $21.4 mllion for 2012 compared to $20.2 million for 2011 and $27.9 million for 2010. The average cost of total deposits was 0.54% for 2012 compared to 0.86% for 2011 and 1.26% for 2010. The average cost of interest-bearing deposits was 0.73% compared to 1.07% for 2011 and 1.50% for 2010.

Comparison of 2012 with 2011
The increase in interest expense on total deposits of $1.1 million, or 5%, for 2012 compared to 2011 was due to the higher level of interest earning assets following the merger, a steady increase in interest bearing deposits from the addition in wholesale deposits, and a shift in the mix of deposits to time deposits. Non-interest bearing deposits accounted for 27% of total deposits at December 31, 2012, compared to 25% at December 31, 2011.
Comparison of 2011 with 2010
The decrease in interest expense on total deposits of $7.6 million, or 27%, for 2011 compared to 2010 was due to the decrease in the rates paid on certificates of deposit upon renewal as well as a favorable shift in the mix of deposits following the merger. Non-interest bearing deposits accounted for 25% of total deposits at December 31, 2011, compared to 18% at December 31, 2010.
Borrowings
Borrowings include borrowings from the FHLB, the FRB, federal funds purchased and subordinated debentures. As part of our asset-liability management, we utilize FHLB borrowings to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB advances were $374.9 million in 2012, compared to $314.2 million in 2011 and $353.4 million in 2010. Interest expense on FHLB borrowings was $6.2 million in 2012, compared to $9.8 million for 2011 and $12.1 million for 2010. The average cost of FHLB advances was 1.66% for 2012, compared to 3.11% for 2011 and 3.42% for 2010. The decrease in the average cost of FHLB advances in 2012 was primarily due to the replacement of maturing borrowings with lower rate advances.

The average cost of other borrowings, including subordinated debentures and secured borrowings, was 4.56% for 2012, compared to 4.58% for 2011 and 4.83% for 2010. The decrease in the average cost of other borrowings decreased two basis points despite an increase in the average 3-month LIBOR, to which all but one of our issues of subordinated debentures are tied. For 2012, the 3-month LIBOR average was 0.43%, compared to 0.34% and 0.34% for 2011 and 2010, respectively. The increases in average cost due to the change in LIBOR were offset by a decrease in the amount of secured borrowings during the year. Interest expense on secured borrowings was $0 for 2012, compared to $152 thousand for 2011 and $220 thousand for 2010. Interest expense on subordinated debentures was $2.1 million for 2012, compared to $1.9 million for 2011 and $1.9 million for 2010.
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
Comparison of 2012 with 2011
The provision for loan losses was $19.1 million for 2012, a decrease of $8.8 million, or 32%, from $27.9 million for 2011. The reduction in the the provision for loan losses reflects a decrease in net charge offs, which decreased to $14.1 million for 2012, compared to $28.3 million for 2011.
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
Non-interest Income
Non-interest income was $39.4 million for 2012, compared to $23.1 million for 2011 and $24.5 million for 2010.
Comparison of 2012 with 2011
The increase in non-interest income for 2012 over 2011 primarily reflected increases in service charges on deposit accounts, loan servicing fees, and other income and fees.
Service charges on deposit accounts increased $6.1 million, or 96% to $12.5 million in 2012 from $6.4 million in 2011 primarily due to increases of $3.3 million in non-sufficient funds charges and $2.4 million in service charges on business analysis checking accounts which reflected a full twelve months of the combined operations of Nara and Center during 2012 compared to only one month of combined operations during 2011.
Loan servicing fees increased $2.6 million, or 168% to $4.1 million in 2012 from $1.5 million in 2011. Loan servicing fees are comprised mainly of servicing fee income on SBA loans which increased by $3.2 million during year due to the merger and sales of SBA loans.
Other income and fees, which includes losses on sales of fixed assets, earnings on bank owned life insurance, and other miscellaneous fee income increased $3.2 million, or 138% to $5.5 million in 2012 from $2.3 million in 2011. The increase was primarily due to an increase in Debit Card Pass Rebate of $734 thousand and an increase of $571 thousand on earnings on bank owned life insurance. The remaining increase was from minor fluctuations in other miscellaneous income and fee accounts.
Comparison of 2011 with 2010
Net gains on sales of SBA loans increased $6.0 million, or 425%, to $7.4 million in 2011 from $1.4 million in 2010. Total SBA loan originations during 2011 increased $41.8 million, or 77% to $96.4 million compared to $54.6 million for 2010 due to the continued improvement of the SBA secondary market. Sales of SBA loans for 2011 were $71.1 million compared to $27.4 million for 2010. The increase reflected higher levels of SBA loan production and sales. Of the net gains of $7.4 million, $1.2 million was due to recognition of deferred gains from sales of $11.9 million in SBA loans during 2010. Other loans sold in 2011 and 2010 were $28.1 million and $77.2 million, respectively.
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
Net gains on sales of other real estate owned ("OREO") was $193 thousand in 2011 compared to $605 thousand loss in 2010. We sold 12 properties during 2011 compared to 13 properties during 2010.
A breakdown of non-interest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2012	Amount	%	2011	Amount	%	2010
Non-interest Income:
Service charges on deposit accounts	$12,466	$6,096	96%	$6,370	$(94)	(1)%	$6,464
International service fees	5,038	2,413	92%	2,625	256	11%	2,369
Loan servicing fees, net	4,112	2,579	168%	1,533	(303)	(17)%	1,836
Wire transfer fees	3,250	1,695	109%	1,555	363	30%	1,192
Other income and fees	5,459	3,167	138%	2,292	374	19%	1,918
Net gains on sales of SBA loans	8,180	826	11%	7,354	5,954	425%	1,400
Net gains on sales of other loans	152	119	361%	33	(4,335)	(99)%	4,368
Net gains on sales and calls of securities available for sale	949	(340)	(26)%	1,289	(5,107)	(80)%	6,396
Net gains (losses) on sales of OREO	(251)	(444)	(230)%	193	798	(132)%	(605)
Net valuation gains (losses) on interest rate swaps	35	149	(131)%	(114)	743	(87)%	(857)
Total non-interest income	$39,390	$16,260	70%	$23,130	$(1,351)	(6)%	$24,481

Non-interest Expense
Non-interest expense was $120.9 million for 2012, compared to $82.2 million for 2011 and $63.4 million for 2010. The increases were $38.7 million, or 47% for 2012 as compared to 2011 and $18.9 million, or 30% for 2011 as compared to 2010.
Comparison of 2012 with 2011
The increase in non-interest expense for 2012 over 2011 primarily reflected increases in salaries and employee benefits, occupancy expense, credit-related expense, and other expenses and was offset by a decrease in prepayment charge on retirement of debt.
Salaries and employee benefits amounted to $56.5 million for 2012, an increase of $24.9 million, or 79%, compared to $31.6 million for 2011. The increase was due to an additional $20.9 million in salary expenses we incurred for the combined operations of Nara and Center for the full twelve months in 2012 compared to only one month of combined operations in 2011, an increase in bonus expenses, and an increase in the number of full-time equivalent employees, which increased to 704 at December 31, 2012 from 678 as of December 31, 2011. Group insurance expenses increased by $2.5 million due to increases in premium costs, and 401(k) plan employer contributions increased by $683 thousand.
Our occupancy expense increased $3.8 million, or 32%, to $15.6 million for 2012 compared to $11.8 million for 2011.  The increase is primarily due to an increase in the number of branches as a result of the merger, from 23 branches pre-merger to 40 branches as of December 31, 2012. Lease expense and other occupancy costs related to our branches increased by a total of $2.3 million during the year. The increase in occupancy expense is also due to an increase of $702 thousand in leasehold amortization expenses as a result of the amortization of significant leasehold improvements during 2012 and the amortization of Nara and Center leasehold improvements for the full year in 2012.

Credit-related expense increased $5.2 million, or 138%, to $9.0 million for 2012 compared to $3.8 million in 2011 primarily due to an increase of $1.9 million and $707 thousand in valuation expense for OREO and LHFS, respectively. Loan collection activity also increased during the year which accounted for a $1.4 million increase in credit-related expenses.
Other expenses increased $5.9 million, or 97%, to $12.1 million for 2012 compared to $6.1 million in 2011 due to an increase of $990 thousand in CRA investment expenses, an increase of $935 thousand in amortization of intangible assets, an increase of $676 thousand in Director fees, and an increase of $1.4 million in miscellaneous expenses.
Pre-payment charges on retirement of debt decreased $5.9 million, or 138%, to $461 thousand for 2012 compared to $6.4 million in 2011 primarily due to a $6.4 million prepayment charge for early retirement of FHLB advances in 2011 with no such charge in the year ended December 31, 2012.
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
A breakdown of non-interest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2012	Amount	%	2011	Amount	%	2010
Non-interest Expense:
Salaries and employee benefits	$56,491	$24,862	79%	$31,629	$6,368	25%	$25,261
Occupancy	15,631	3,798	32	11,833	2,066	21	9,767
Furniture and equipment	5,663	1,630	40	4,033	493	14	3,540
Advertising and marketing	5,076	2,590	104	2,486	466	23	2,020
Data processing and communications	6,364	2,451	63	3,913	(41)	(1)	3,954
Professional fees	3,882	911	31	2,971	433	17	2,538
FDIC assessment	2,442	(1,905)	(44)	4,347	(621)	(13)	4,968
Credit related expense	9,010	5,221	138	3,789	(992)	(21)	4,781
Merger and integration expense	3,809	(904)	(19)	4,713	3,712	371	1,001
Prepayment charge on retirement of debt	461	(5,924)	100	6,385	6,385	100	—
Other	12,062	5,927	97	6,135	591	11	5,544
Total non-interest expense:	$120,891	$38,657	47%	$82,234	$18,860	30%	$63,374

Income Tax Provision
The provision (benefit) for income taxes for 2012 was $54.4 million compared to $15.7 million in 2011 and $(7.9) million in 2010. The effective income tax (benefit) rate was 40% for 2012 compared to 37% for 2011 and (52)% for 2010. See Note 9 of Notes to Consolidated Financial Statements for more detailed information on Income taxes.

Financial Condition
Our total assets were $5.64 billion at December 31, 2012 compared to $5.17 billion at December 31, 2011, an increase of $474.1 million or 9%. The increase in total assets is comprised mainly of increases in net loans receivable of $552.4 million, loans held for sale of $9.2 million, and cash and cash equivalents of $12.8 million offset by decreases in term federal funds sold of $40.0 million, securities available for sale of $36.5 million and other assets of $7.8 million.

Loan Portfolio
We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. Gross loan receivable rose by $557.4 million to $4.3 billion at December 31, 2012 from $3.7 billion at December 31, 2011.
During 2012, new loans originated were $1.1 billion compared to $476.8 million for 2011. Loan growth remained concentrated in commercial real estate loans . The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and accordingly vary as the prime lending rate varies. Approximately 60% of our total loans were adjustable rate loans at December 31, 2012, compared to 59% at December 31, 2011. Approximately 46% of new loan originations were fixed rate loans for 2012 compared to 36% for 2011.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us (if any). As of December 31, 2012, our lending limit was approximately $110 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of $183.8 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $39.8 million, which were performing as agreed at December 31, 2012.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$9,247	0%	$2,043	0%	$2,263	0%	$4,801	0%	$5,280	0%
Commercial	3,100,466	72%	2,631,880	70%	1,525,687	71%	1,597,839	72%	1,406,068	67%
Construction	65,045	2%	44,756	1%	46,900	2%	54,084	2%	61,524	3%
Total real estate loans	3,174,758	74%	2,678,679	71%	1,574,850	73%	1,656,724	75%	1,472,872	70%
Commercial business	921,556	21%	849,576	23%	504,458	23%	497,606	22%	552,864	26%
Trade finance	152,070	4%	146,684	4%	57,430	3%	51,411	2%	66,603	3%
Consumer and other	49,954	1%	66,631	2%	13,268	1%	18,035	1%	28,520	1%
Total loans outstanding	4,298,338	100%	3,741,570	100%	2,150,006	100%	2,223,776	100%	2,120,859	100%
Less: deferred loan fees	(2,086)		(2,744)		(2,261)		(2,343)		(1,505)
Gross loans receivable	4,296,252		3,738,826		2,147,745		2,221,433		2,119,354
Less: allowance for loan losses	(66,941)		(61,952)		(62,320)		(59,424)		(43,419)
Loans receivable, net	$4,229,311		$3,676,874		$2,085,425		$2,162,009		$2,075,935

Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio, and are currently not being offered by the Bank. This pool of residential real estate loans is made up of loans funded in prior years that are still being serviced by the Bank. Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $496.1 million or, 19%, to $3.2 billion at December 31, 2012 from $2.7 billion at December 31, 2011 primarily due to increased loan originations during the year..
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital, and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2012, commercial business loans increased by $72.0 million, or 8.5%, to $921.6 million at December 31, 2012 from $849.6 million at December 31, 2011 primarily due to new originations. Consumer loans comprise 1% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans. We ceased offering auto loans in February 2007 and ceased offering home equity loans in January 2008. However, upon the merger with Center, we resumed originating direct auto loans effective December 1, 2011.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commitments to extend credit	$690,917	$458,096	$205,752	$198,807	$200,170
Standby letters of credit	39,176	29,028	9,777	9,907	9,354
Other commercial letters of credit.	51,257	49,457	30,180	23,575	17,183
	$781,350	$536,581	$245,709	$232,289	$226,707

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
Non-performing assets were $79.9 million at December 31, 2012, compared to $82.6 million at December 31, 2011. The decrease in non-performing assets in 2012 was primarily due to a decrease of $4.9 million in other real estate owned offset by an increase of $2.3 million in nonperforming loans. Nonperforming loans increased due to increases in restructured loans but offset by decreases in loans past due 90 days or more, still accruing. Loans past due 90 days or more, still accruing represent acquired loans from Center that were recorded at fair value upon acquisition. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows.
The amount of additional interest income that the Bank would have recorded in 2012, 2011 and 2010, if non-accrual loans had been current in accordance with their original contracted terms, was $1.5 million, $1.9 million and $2.3 million, respectively. The following table illustrates the composition of non-performing assets as of the dates indicated:

		December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$29,653	$32,291	$43,803	$51,674	$37,580
Loans past due 90 days or more, still accruing	17,742	23,885	—	—	—
Restructured loans	29,849	18,776	35,103	64,341	3,256
Total non-performing loans	$77,244	$74,952	$78,906	$116,015	$40,836
Other real estate owned	2,698	7,624	1,581	2,044	2,969
Total non-performing assets	$79,942	$82,576	$80,487	$118,059	$43,805
We did not have any commitments to extend additional credit on restructured loans as of December 31, 2012 or 2010.

Maturity and Repricing of Loans
The following table illustrates the maturity distribution and repricing intervals of loans outstanding as of December 31, 2012. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2012
	Loans Maturing and repricing
(Dollars in thousands)
	Within One Year	Between One and Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$5,510	$3,737	$0	$9,247
Commercial	340,257	1,771,476	988,733	3,100,466
Construction	58,097	6,948	0	65,045
Total real estate loans	403,864	1,782,161	988,733	3,174,758
Commercial business loans	357,128	393,904	170,524	921,556
Trade finance loans	152,070	0	0	152,070
Consumer loans	14,954	30,293	4,707	49,954
Total	$928,016	$2,206,358	$1,163,964	$4,298,338

Loans with fixed interest rates	$211,330	$1,013,476	$505,675	$1,730,481
Loans with variable interest rates without interest rate floors	389,762	518,857	362,153	1,270,772
Loans with variable interest rates with interest rate floors	326,926	674,025	296,134	1,297,085
Total	$928,018	$2,206,358	$1,163,962	$4,298,338

Concentrations
Our lending activities are predominately in California, the New York City metropolitan area, and New Jersey. At December 31, 2012, California represented 71.7% of the total loans outstanding and New York and New Jersey represented 16.6%. The remaining 11.7% of total loans outstanding represented other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the Southern California market, most of our business activity is with customers located within Los Angeles County (60.4%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our CRE loan portfolio, the largest industry concentrations are retail building (27.0%), hotel/motel (18.9%), gas stations (13.3%), and industrial & warehouse (10.6%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (31.0%), retail trade (19.2%), and manufacturing (12.6%).

Allowance for Loan Losses
The Bank has implemented a multi-faceted process to identify, manage, and mitigate the credit risks that are inherent in the loan portfolio. For new loans, we fully analyze each loan application package, with experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”) and Directors Loan Committee. MLC is comprised of the Chief Executive Officer, Chief Credit Officer, Chief Operating Officer, Chief Lending Officer, and Eastern Regional Manager. For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and periodic reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.
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
The allowance for loan losses was $66.9 million at December 31, 2012, compared to $62.0 million at December 31, 2011. We recorded provisions for loan losses of $19.1 million in 2012, compared to $27.9 million in 2011 and $84.6 million in 2010. During 2012, we charged off $18.8 million in loans outstanding, and recovered $4.7 million in loans previously charged off. Total Criticized loans at December 31, 2012 were $288.7 million compared to $313.6 million at December 31, 2011. The allowance for loan losses was 1.56% of gross loans at December 31, 2012, compared to 1.66% at December 31, 2011. The decrease in this ratio was primarily due to an increase in loans receivable due to loan originations along with decreases in the specific allowance related to impaired loans.
For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. We further segregate these stratifications between loans accounted for under the amortized cost method (referred to as "Legacy Loans" and loans acquired from Center Financial (referred to as "Acquired Loans), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.
Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan” totaled $90.2 million and $94.3 million, respectively, as of December 31, 2012 and December 31, 2011, with specific allowances of $9.2 million and $18.0 million, respectively. None of the acquired Center loans were deemed to be impaired as of December 31, 2011 as a result of the fair value accounting. Management and the Directors' Loan Committee of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2012. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.
The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE	12/31/2012	12/31/2011	12/31/2010	12/31/2009	12/31/2008
	(In thousands)
Real estate—Residential	$—	$36	$46	$784	$—
Real estate—Commercial	52,742	44,855	21,016	51,876	22,230
Real estate—Construction	5,972	4,627	8,547	—	6,179
Commercial business	11,685	29,302	17,530	15,303	20,937
Trade finance	869	419	469	0	93
Consumer and other	1,690	1,923	491	1,514	1,776
Total Delinquent Loans	$72,958	$81,162	$48,099	$69,477	$51,215
Non-accrual loans included above	$29,653	$32,291	$43,803	$51,674	$37,580

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	90 or More Days Past Due and Accruing
Legacy Loans	(In Thousands)
Real estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	87	—	—	87	3,316	3,403	—
Hotel & Motel	—	—	—	—	437	437	—
Gas Station & Car Wash	359	—	—	359	2,848	3,207	—
Mixed Use	34	—	—	34	1,799	1,833	—
Industrial & Warehouse	—	—	—	—	1,950	1,950	—
Other	—	115	—	115	2,379	2,494	—
Real estate—Construction	—	—	—	—	—	—	—
Commercial business	298	234	—	532	4,942	5,474	—
Trade finance	—	—	—	—	869	869	—
Consumer and other	190	—	—	190	—	190	—
Subtotal	$968	$349	$—	$1,317	$18,540	$19,857	$—
Acquired Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,126	6,604	1,190	8,920	—	8,920	1,190
Hotel & Motel	1,522	2,668	944	5,134	5,990	11,124	944
Gas Station & Car Wash	2,218	1,109	875	4,202	774	4,976	875
Mixed Use	985	1,918	1,507	4,410	—	4,410	1,507
Industrial & Warehouse	53	3,320	61	3,434	—	3,434	61
Other	50	25	5,542	5,617	937	6,554	5,542
Real estate—Construction	—	—	5,972	5,972	—	5,972	5,972
Commercial business	1,359	1,174	1,236	3,769	2,442	6,211	1,236
Trade finance	—	—	—	—	—	—	—
Consumer and other	98	17	415	530	970	1,500	415
Subtotal	$7,411	$16,835	$17,742	$41,988	$11,113	$53,101	$17,742
TOTAL	$8,379	$17,184	$17,742	$43,305	$29,653	$72,958	$17,742

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt including but not limited to: current financial information, historical payment experience, credit documentation, public information, and current economic trends. We analyze loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. We use the following definitions for risk ratings:

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

Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	12/31/2012	12/31/2011	12/31/2010	12/31/2009	12/31/2008
	(In thousands)
Special Mention	$79,589	$97,785	$29,573	$42,671	$71,169
Substandard	207,945	208,555	135,774	153,535	55,622
Doubtful	1,134	7,282	260	3,655	9,883
Loss	—	—	—	—	—
Total Criticized Loans	$288,668	$313,622	$165,607	$199,861	$136,674

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding, and other pertinent ratios as of the dates and for the years indicated:

(Dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$3,974,626	$2,352,253	$2,173,840	$2,124,615	$2,089,803
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	4,296,252	3,738,826	2,134,061	2,208,943	2,098,443
ALLOWANCE:
Balance—beginning of year	$61,952	$62,320	$59,424	$43,419	$20,035
Loans charged off:
Residential real estate	—	—	23	—	—
Commercial and industrial real estate	7,182	18,698	58,818	18,218	4,763
Construction	—	3,489	848	6,116	2,614
Commercial business loans and Trade Finance	10,650	9,756	23,607	19,775	17,801
Consumer and other loans	948	256	1,356	1,577	515
Total loans charged off	18,780	32,199	84,652	45,686	25,693
Less: recoveries:
Commercial and industrial real estate	2,442	1,328	770	166	49
Commercial business loans and Trade Finance	1,832	2,320	1,951	445	100
Consumer and other loans	391	244	197	57	103
Total loan recoveries	4,665	3,892	2,918	668	252
Net loans charged off	14,115	28,307	81,734	45,018	25,441
Provision for loan losses	19,104	27,939	84,630	61,023	48,825
Balance—end of year	$66,941	$61,952	$62,320	$59,424	$43,419

(Dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
RATIOS:
Net loan charge-offs to average gross loans	0.36%	1.20%	3.76%	2.12%	1.22%
Allowance for loan losses to gross loans at end of year	1.56%	1.66%	2.90%	2.68%	2.05%
Net loan charge-offs to beginning allowance	21.09%	45.42%	137.54%	103.68%	126.98%
Net loan charge-offs to provision for loan losses	50.52%	101.32%	96.58%	73.77%	52.11%
Allowance for loan losses to nonperforming loans	86.66%	82.66%	78.98%	51.22%	106.33%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2012		12/31/2011		12/31/2010		12/31/2009		12/31/2008
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—Residential	$74	—%	$9	—%	$14	—%	$18	—%	$27	—%
Real estate—Commercial	45,163	72%	38,307	70%	32,885	71%	40,841	73%	24,144	67%
Real estate—Construction	986	2%	724	1%	3,396	2%	913	2%	—	3%
Commercial business	17,606	21%	20,681	23%	24,930	23%	15,655	22%	18,060	26%
Trade finance	2,352	4%	1,786	4%	192	3%	410	2%	—	4%
Consumer and other	760	1%	445	2%	634	1%	1,144	1%	869	2%
Unallocated	—	—%	—	—%	269	—%	443	—%	319	—%
Total	$66,941	100%	$61,952	100%	$62,320	100%	$59,424	100%	$43,419	100%

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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For the acquired loans, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade, and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. During 2009, the non-impaired commercial real estate loan portfolio was stratified into ten different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type, to allocate historic loss experience to more granular loan pools. Effective June 30, 2010 four additional pools, primarily in the commercial real estate portfolio, were further stratified. In addition, a new software program was implemented effective June 30, 2010 and is used to track and allocate charge-offs to the various loan grades by loan pools. The quantitative general loan loss allowance was $20.6 million at December 31, 2012, compared to $20.4 million at December 31, 2011.
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
The qualitative loan loss allowance on the loan portfolio was $32.6 million at December 31, 2012 compared to compared to $23.5 million at December 31, 2011.
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
If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2012, were $90.2 million, a net decrease of $4.1 million from $94.3 million at December 31, 2011. This net decrease in impaired loans is due primarily to the return of loans back to non-impaired status. The return to non-impaired status was based on a review of the current financial information and payment performance.
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
Covered nonperforming assets totaled $882 thousand at December 31, 2012. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2012 were as follows:

(in thousands)	December 31, 2012
Covered loans on non-accrual status	$489
Covered other real estate owned	393
Total covered nonperforming assets	$882

Acquired covered loans	$72,528
Covered nonperforming assets to net covered loans	1.22%
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
Investment Security Portfolio
The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. Securities are classified as held to maturity or available for sale. We do not maintain a trading portfolio. The securities for which we have the ability and intent to hold to maturity are classified as held to maturity securities. All other securities are classified as available for sale.
Our available-for-sale securities totaled $704.4 million at December 31, 2012, compared to $740.9 million at December 31, 2011. We had no securities in the held to maturity category at December 31, 2012 or 2011. The decrease of $36.5 million in available-for-sale securities was caused mainly by pay-downs of $185.4 million, sales of $28.5 million and called/matured securities of $1.1 million which was partially offset by purchases totaling $184.2 million. All of the securities involved in these transactions were classified as available for sale. Securities with a carrying value of $423 thousand were pledged to the FRB at December 31, 2012. We also pledged securities with a carrying value of $338.1 million to the California State Treasurer's Office as collateral for time certificates deposit. Our investment portfolio consists of U.S. Treasury bills, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, a corporate note and municipal bonds.

Our available-for-sale securities portfolio is primarily invested in CMOs and residential MBS, which comprised 97% of our total available-for-sale portfolio as of December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, all of our CMOs and MBS were issued by GNMA, FNMA or FHLMC, which guarantee the contractual cash flows of these investments.
The following table summarizes the amortized cost, estimated fair value and maturity distribution of our investment securities portfolio as of dates indicated:
Investment Portfolio Balance and Fair Value

	December 31,
	2012			2011
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(Dollars in thousands)			(Dollars in thousands)
Available-for-sale:
Debt securities*:
U.S. Treasury	$—	$—	$—	$300	$300	$—
GSE CMOs	249,373	254,912	5,539	222,400	227,836	5,436
GSE MBS	415,925	425,540	9,615	477,555	487,754	10,199
Trust Preferred Security	4,502	3,837	(665)	5,532	4,348	(1,184)
Municipal Bonds	4,506	5,118	612	5,257	5,764	507
Total debt securities	674,306	689,407	15,101	711,044	726,002	14,958
Mutual funds	14,710	14,996	286	14,710	14,918	208
Total available-for-sale	$689,016	$704,403	$15,387	$725,754	$740,920	$15,166

* GSE bonds were issued by GNMA,, FNMA, and FHLMC and are all mortgage-backed securities.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2012.

Investment Portfolio Maturities and Weighted Average Yields
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE CMOs	$—	—%	$677	0.48%	$15,583	1.43%	$238,652	2.04%	$254,912	2.00%
GSE MBS	—	—	2,172	3.38	37,628	2.04	385,740	2.41	425,540	2.38%
Trust Preferred Security	—	—	—	—	—	—	3,837	1.69	3,837	1.69%
Municipal Bonds	—	—	357	4.78	4,434	6.79	327	7.71	5,118	6.70%
Mutual funds	—	—	—	—	—	—	14,996	2.07	14,996	2.07%
Total available-for-sale	$—	—%	$3,206	2.90%	$57,645	2.20%	$643,552	2.26%	$704,403	2.66%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
GSE CMOs	3	$18,009	$(110)	—	$—	$—	3	$18,009	$(110)
GSE MBS	7	32,406	(597)	3	8,251	(64)	10	40,657	(661)
Trust preferred security	—	—	—	1	3,837	(665)	1	3,837	(665)
	10	$50,415	$(707)	4	$12,088	$(729)	14	$62,503	$(1,436)

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
We consider the losses on our investments in an unrealized loss position at December 31, 2012 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $4.4 billion at December 31, 2012 from $3.9 billion at December 31, 2011.
The increase in deposits during 2012 was primarily due to an addition in wholesale deposits to help fund loan growth and the completion of a marketing campaign during the fourth quarter celebrating our first anniversary. The increases reflect higher balances of non-interest bearing demand deposits, money accounts and jumbo time deposits. At December 31, 2012, we had $307.2 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $80.7 million and $300.0 million, respectively, at December 31, 2011. The brokered deposits represented approximately 7.0% of our total deposits as of December 31, 2012 compared to 2% as of December 31, 2011. The California State Treasurer deposits have three months maturities with a weighted average interest rate of 0.12% at December 31, 2012 compared to 0.05% at December 31, 2011.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated.

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, non-interest bearing	$1,184,285	27%	$984,350	25%	$388,731	18%
Demand, interest bearing	1,248,304	28%	1,237,378	32%	688,593	31%
Savings	180,686	4%	198,063	5%	126,255	6%
Time deposit of $100,000 or more	1,088,611	25%	759,923	19%	321,542	15%
Other time deposits	682,149	16%	761,178	19%	650,993	30%
Total Deposits	$4,384,035	100%	$3,940,892	100%	$2,176,114	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$717,438	41%	$570,292	37%	$339,857	35%
Over three months through six months	325,812	18%	271,743	18%	152,838	16%
Over six months through twelve months	612,723	35%	434,687	29%	311,210	32%
Over twelve months	114,787	6%	244,379	16%	168,630	17%
Total time deposits	$1,770,760	100%	$1,521,101	100%	$972,535	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2012.

	December 31, 2012
	(Dollars in thousands)
	Amount	Percentage
Three months or less	$515,565	47%
Over three months through six months	147,182	14%
Over six months through twelve months	360,281	33%
Over Twelve months	65,583	6%
Total time deposits	$1,088,611	100%

There can be no assurance that we will be able to continue to replace maturing CDs at competitive rates. However, if we are unable to replace these maturing CDs with new deposits, we believe that we have adequate liquidity resources to fund these obligations through secured credit lines with the FHLB and FRB, as well as with liquid assets.
Borrowings
We utilize a combination of short-term and long-term borrowings to help manage our liquidity position.
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2012 and 2011, we did not have any federal funds purchased.
FHLB Advances
We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2012 and 2011, FHLB advances totaled $420.7 million and $344.4 million with average remaining maturities of 2.6 years and 1.3 years, respectively. The weighted average rate for FHLB advances was 1.24% at year-end 2012, compared to 1.93% at year-end 2011. As of December 31, 2012, our FHLB borrowing capacity based on pledged collateral and the remaining available borrowing capacity were $1.3 billion and $929.7 million, respectively. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.
Subordinated Debentures
At December 31, 2012, five wholly owned subsidiary grantor trusts ("Trusts") established by us had issued $46.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2012 and 2011, Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $46.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $41.8 million as of December 31, 2012, issued by us to the Trust and the investment in Trusts' common stock of $1.6 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2012.

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2012	INTEREST DISTRIBUTION DATES
(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.70%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.25%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.51%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	2.20%	Every 15th of March, June, September and December
Center Capital Trust I	12/29/2003	$18,000	$12,978	1/7/2034	3 month LIBOR +2.85%	3.25%	Every 7th of January, April, July and October
Total Trust		$46,000	$41,846

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
On November 21, 2008, we issued 67,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share, together with a ten-year warrant to purchase 1,042,531 shares of Nara Bancorp common stock at an exercise price of $9.64 per share, to the United States Department of the Treasury for gross proceeds of $67 million. The sale of the Series A Preferred Stock was made pursuant to the United States Treasury Department’s TARP Capital Purchase Program. The warrant was reduced to 521,266 shares upon our completion of a qualified common stock offering in November 2009.

Upon the merger with Center, we issued 55,000 shares of a new series of our preferred stock having substantially the same rights, preferences, privileges and voting powers as our Series A Preferred Stock in exchange for the shares of similar preferred issued by Center under the Treasury Department's TARP Capital Purchase Program. The new series of preferred stock is designated as our Fixed Rate Cumulative Perpetual Preferred Stock, Series B. The ten-year warrant to purchase Center Financial common stock that was in connection with Center Financial's sale of its Series A Preferred Stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.
On October 31, 2011, we raised additional capital of approximately $59.9 million, net proceeds after underwriting fees and estimated offering expenses, through a public offering of 8.7 million shares of our common stock at a price of $7.25 per share. In June 2012, we redeemed $67 million and $55 million of the aforementioned Series A and B Preferred Stock, respectively, that was issued under the U.S. Treasury's TARP Capital Purchase Program. In August 8, 2012, we purchased from the Treasury Department, the outstanding warrant relating to 521,666 shares of the Company's common stock, at a purchase price of $2.2 million. We have not reached agreement with the Treasury Department regarding repurchase of the warrant for the purchase of 337,480 shares of our common stock that we issued in connection with our merger with Center Financial.
Our total stockholders’ equity decreased $44.8 million, or 6%, to $751.1 million at December 31, 2012 from $795.9 million at December 31, 2011 primarily primarily due to the redemption of $122 million of Series A and Series B Preferred Stock and partially offset by net income of $83.2 million during the year. At December 31, 2012, our ratio of common equity to total assets was 13.32% compared to 13.04% at December 31, 2011, and our tangible common equity represented 11.86% of tangible assets at December 31, 2012, compared with 11.42% of tangible assets at December 31, 2011. Tangible common equity per share was $8.43 at December 31, 2012, compared with $7.43 at December 31, 2011. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.

The following tables compare BBCN Bancorp’s and the Bank’s actual capital at December 31, 2012 to those required by our regulatory agencies to be deemed "adequately capitalized" for capital adequacy classification purposes:

	As of December 31, 2012 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total capital (to risk-weighted assets	$746,396	16.16%	$369,417	8.00%	$376,979	8.16%
Tier 1 capital (to risk weighted assets)	$688,422	14.91%	$184,708	4.00%	$503,714	10.91%
Tier 1 capital (to average assets)	$688,422	12.76%	$215,861	4.00%	$472,561	8.76%

	As of December 31, 2012 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bank
Total capital (to risk-weighted assets	$725,655	15.73%	$369,134	8.00%	$356,521	7.73%
Tier 1 capital (to risk weighted assets)	$667,725	14.47%	$184,567	4.00%	$483,158	10.47%
Tier 1 capital (to average assets)	$667,725	12.38%	$215,813	4.00%	$451,912	8.38%

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
Net cash inflows from operating activities totaled $104.5 million, $96.6 million and $135.8 million during 2012, 2011 and 2010, respectively. Net cash inflows from operating activities for 2012 were primarily attributable to proceeds from sales of loans and net income.
Net cash (outflows) inflows from investing activities totaled ($474.9) million, $190.3 million and $159.5 million during 2012, 2011 and 2010, respectively. Net cash inflows for investing activities during 2012 were primarily due to the net cash received from the merger with Center.
Net cash inflows (outflows) from financing activities totaled $383.3 million, ($159.1) million and ($248.5) million during 2012, 2011 and 2010, respectively. Net cash outflows from financing activities for 2012 were primarily attributable to repayments of FHLB borrowings.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. The maximum amount that we are currently available to borrow on an overnight basis from the FHLB and the FRB is $1.3 billion, and currently we have $420.7 million in borrowings from the FHLB The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of San Francisco and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances. The Federal Home Loan Bank of San Francisco has suspended its regular stock dividend beginning with the fourth quarter of 2008 to preserve capital and recently reinstated partial redemptions of excess capital stock in May of 2010.
At times we maintain a portion of our liquid assets in interest-bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisted of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days. Cash and cash equivalents, including federal funds sold were $312.9 million at December 31, 2012 compared to $300.1 million at December 31, 2011.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2012, our gross loan to deposit ratio averaged 98%, compared to an average ratio of 100% and 98% for 2011 and 2010.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2012, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2012, we are not aware of any material commitments for capital expenditures in the foreseeable future.

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
We lease our banking facilities and equipment under non-cancelable operating leases, which have remaining terms of up to 15 years. Our facility lease obligations are discussed in Note 12 of the Notes to Consolidated Financial Statements.
The following table summarizes BBCN Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2012. Payments shown for time deposits and borrowings do not include interest.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$1,770,760	$1,655,973	$113,470	$1,315	$2
Subordinated Debentures	41,846	—	—	—	41,846
Federal Home Loan Bank Borrowings	420,722	129,000	80,000	211,722	—
Operating Lease Obligations	56,345	8,922	15,919	11,769	19,735
Unused commitments to extend credit	690,917	464,120	185,847	7,685	33,265
Standby letters of credit	39,176	28,764	10,412	—	—
Other commercial letters of credit	51,257	51,257	—	—	—
Total	$1,647,134	$1,074,689	$405,099	$107,864	$59,482

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk

Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously or at the same rate of interest or in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the Asset/Liability Committee ("ALCO") of the board and the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
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
During the first quarter of 2010, we entered into a three-year interest rate cap agreement with an aggregate notional amount of $50 million. Under this cap agreement, we receive quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate exceeds the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand. The interest rate cap agreement is considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2012, the aggregate fair value of the outstanding interest rate caps was $0 and we recognized mark-to-market losses on valuation of $9 thousand in 2012. See Note 16 of Notes to Consolidated Financial Statements for more detailed information on swaps and caps. As of December 31, 2012, we did not have any outstanding interest rate swap agreements at December 31, 2012.
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

The following table illustrates our combined asset and liability repricing as of December 31, 2012:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(Dollars in thousands)
Total Investments(1)	$311,462	$128,746	$333,497	$178,610	$952,315
Loan Total Loans(2)	1,215,547	636,739	1,503,895	993,792	4,349,973
Rate Sensitive Assets	1,527,009	765,485	1,837,392	1,172,402	5,302,288
TCD $100,000 or more	515,564	507,463	65,584	—	1,088,611
TCD under $100,000	201,874	431,071	49,202	2	682,149
Money Market accounts and other	1,248,304	—	—	—	1,248,304
Savings accounts	106,294	30,864	43,528	—	180,686
Borrowings from FHLB	89,000	40,000	291,722	—	420,722
Subordinated Debentures	41,846	—	—	—	41,846
Rate Sensitive Liabilities	2,202,882	1,009,398	450,036	2	3,662,318
Interest Rate Cap	50,000	0	(50,000)	0
Net Gap Position	$(625,873)	$(243,913)	$1,337,356	$1,172,400
Cumulative Gap Position	$(625,873)	$(869,786)	$467,570	$1,639,970
 ___________________

(1)	Includes investment securities, term federal funds sold and FHLB stocks, and interest bearing deposits with other financial institutions.

(2)	Includes loans held for sale of $51.6 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2012, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2012		December 31, 2011
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	5.31%	(2.24)%	5.46%	(4.61)%
+ 100 basis points	2.51%	(1.01)%	2.91%	(1.84)%
- 100 basis points	(3.78)%	3.06%	0.77%	4.57%
- 200 basis points	(4.52)%	4.68%	0.83%	8.58%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of BBCN Bancorp, together with the reports thereon of KPMG LLP and Crowe Horwath LLP, begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm (KPMG LLP)
Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December  31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December  31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010
See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Acting President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, our Acting President and Chief Operating Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

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
With the participation of the Company’s Chief Operating Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in the section herein.

/S/ BONITA I. LEE	/S/ PHILIP E. GULDEMAN
Bonita I. Lee	Phillip E. Guldeman
Acting President and Chief Operating Officer	Executive Vice President and Chief Financial Officer
Los Angeles, California	Los Angeles, California
March 1, 2013	March 1, 2013

c.	Evaluation of Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting or in other factors in the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited BBCN Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BBCN Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on BBCN Bancorp, Inc.'s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, BBCN Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of BBCN Bancorp, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
March 1, 2013

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section of BBCN Bancorp's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) entitled “Election of Directors” and the discussion in the 2013 Proxy Statement of the Code of Ethics and Business Conduct in the Nomination and Governance Committee Report.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the sections of the 2013 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the sections of the 2013 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the sections of the 2013 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section of the 2013 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

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

2.1
Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 13, 2010, SEC file number 000-50245)

2.2
Amendment No. 1, dated as of April 13, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 1.1, filed with the SEC on April 15, 2011, SEC file number 000-50245)

2.3
Amendment No. 2, dated as of July 6, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1,filed with the SEC on July 7, 2011, SEC file number 000-50245)

2.4
Agreement and Plan of Merger, dated as of October 22, 2012, between BBCN Bancorp, Inc. and Pacific International Bancorp, Inc. (incorporated by reference to the Current Report on 10-Q, Exhibit 10.1, filed with SEC on November 8, 2012, SEC file number 000-50245)

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed with the SEC on November 8, 2004, SEC file number 000-50245)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix B, filed with the SEC on September 6, 2005, SEC file number 000-50245

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007, SEC file number 000-50245)

3.6	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011*

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.1, filed with the SEC on September 20, 2012, SEC file number 000-50245)

Number	Description

4.1
Amended and Restated Declaration of Trust, dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.2
Junior Subordinated Indenture, dated June 5, 2003, between the Nara Bancorp as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.3
Guarantee Agreement, dated June 5, 2003, by and between Nara Bancorp and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.4
Amended and Restated Declaration of Trust, dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp as Sponsors and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.5
Indenture, dated December 17, 2003 between Nara Bancorp as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.5, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.6
Guarantee Agreement, dated December 17, 2003, by and between Nara Bancorp and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.6, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.7
Amended and Restated Declaration of Trust, dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.8
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.8, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.9
Guarantee Agreement, dated December 22, 2003, by and between Nara Bancorp and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.9, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.10
Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company, Nara Bancorp, Inc., and the Administrators named therein (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 29, 2007, SEC file number 000-50245)

4.11
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007, SEC file number 000-50245)

4.12
Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007, SEC file number 000-50245)

4.13
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 30, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

Number	Description
4.14
Amended and Restated Declaration of Trust of Center Capital Trust I, dated December 30, 2003, by and among Wells Fargo Delaware Trust Company, Center Financial Corporation, and the Administrators named therein (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 30, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.15
Guarantee Agreement, dated December 30, 2003, by and between Center Financial and Wells Fargo, National Association (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 30, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.16
Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated November 30, 2011, issued to United States Treasury Department (incorporated herein by reference to the Annual Report on form 10-K, Exhibit 4.24, for the year ended December 31, 2012, filed with the SEC on March 13, 2012, SEC file number 000-50245)

4.17	Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated February 15, 2013, issued to United States Treasury Department*

10.1	Amended and Restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, filed with the SEC on July 26, 2007, SEC file number 000-50245)

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

Number	Description
10.10
Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, and Scott Whang and named executive officers Alvin D. Kang, Bonita I. Lee, Kyu Kim, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007, SEC file number 000-50245)

10.11
Employment offer letter among Nara Bancorp, Inc., Nara Bank and Philip E. Guldeman, dated November 10, 2010 and effective December 17, 2010 (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on December 20, 2010, SEC file number 000-50245)

10.14
First Amendment to Office Lease, dated November 18, 2011, between Nara Bank and Colonnade Wilshire Corp. (incorporated hereinby reference to the Annual Report on Form 10-K, Exhibit 10.14, for the year ended December 31, 2011, filed with the SEC on March 13, 2012, SEC file number 000-50245)

10.15	BBCN Bank Employee Stock Ownership Plan, as amended and restated December 1, 2011*

10.16	BBCN Employees' 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011*

10.17	Separation and Release Agreement among BBCN Bancorp, Inc., BBCN Bank and Alvin D. Kang entered into on January 14, 2013*

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Discount Accretion*

14.1
Director Code of Ethics and Business Conduct (incorporated hereinby reference to the Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2011, filed with the SEC on March 13, 2012, SEC file number 000-50245)

14.2
Code of Ethics and Business Conduct (incorporated hereinby reference to the Annual Report on Form 10-K, Exhibit 14.2, for the year ended December 31, 2011, filed with the SEC on March 13, 2012, SEC file number 000-50245)

21.1	List of Subsidiaries*

23.1	Consent of Crowe Horwath LLP *

23.2	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**

Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
________________

*	Filed herewith
** Furnished herewith
Except as noted above, Form 8-K, Form 10-K and proxy statements filed by the Company and identified in the Exhibit Index have SEC file number 000-50245.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

By:	/s/ BONITA I. LEE
Bonita I. Lee
Acting President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By	/S/ BONITA I. LEE	March 1, 2013	Bonita I. Lee
Acting President and Chief Operating Officer (Principal Executive Officer)

By	/S/ PHILIP E. GULDEMAN	March 1, 2013	Philip E. Guldeman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ STEVEN D. BROIDY	March 1, 2013	Steven D. Broidy
Director

By:	/S/ LOUIS M. COSSO	March 1, 2013	Louis M. Cosso
Director

By:	/S/ JIN CHUL JHUNG	March 1, 2013	Jin Chul Jhung
Director

By:	/S/ CHANG HWI KIM	March 1, 2013	Chang Hwi Kim
Director

By:	/S/ KEVIN S. KIM	March 1, 2013	Kevin S. Kim
Chairman of the Board

By:	/S/ PETER Y.S. KIM	March 1, 2013	Peter Y.S. Kim
Director

By:	/S/ SANG HOON KIM	March 1, 2013	Sang Hoon Kim
Director

By:	/S/ CHUNG HYUN LEE	March 1, 2013	Chung Hyun Lee
Director

By:	/S/ JESUN PAIK	March 1, 2013	Jesun Paik
Director

By:	/S/ JOHN H. PARK	March 1, 2013	John H. Park
Director

By:	/S/ SCOTT YOON-SUK WHANG	March 1, 2013	Scott Yoon-Suk Whang
Vice Chairman of the Board

BBCN BANCORP, INC, AND SUBSIDIARIES
Consolidated Financial Statements at December 31, 2012 and 2011 and
for Each of the Three Years in the Period Ended December 31, 2012 and
Reports of Independent Registered Public Accounting Firms thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited the accompanying consolidated statement of financial condition of BBCN Bancorp, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the BBCN Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBCN Bancorp, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BBCN Bancorp, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the BBCN Bancorp, Inc.'s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BBCN Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statement of financial condition of BBCN Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2011 and 2010. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBCN Bancorp, Inc. and Subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 13, 2012

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2012 AND 2011

	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$88,506	$81,785
Interest-bearing deposit at Federal Reserve Bank	224,410	217,800
Federal funds sold	—	525
Total cash and cash equivalents	312,916	300,110
Term federal funds sold, original maturities more than 90 days	—	40,000
Securities available for sale, at fair value	704,403	740,920
Loans held for sale, at the lower of cost or fair value	51,635	42,407
Loans receivable, net of allowance for loan losses (December 31, 2012 - $ 66,941; December 31, 2011 - $61,952)	4,229,311	3,676,874
Other real estate owned, net	2,698	7,624
Federal Home Loan Bank ("FHLB") stock, at cost	22,495	27,373
Premises and equipment, net of accumulated depreciation and amortization (December 31, 2012 - $22,201; December 31, 2011 - $19,018)	22,609	20,913
Accrued interest receivable	12,117	13,439
Deferred tax assets, net	60,240	72,604
Customers’ liabilities on acceptances	10,493	10,515
Bank owned life insurance	43,767	42,514
Investments in affordable housing partnerships	13,164	15,367
Goodwill	89,878	90,473
Other intangible assets, net	3,033	4,276
Prepaid FDIC insurance	7,574	9,720
FDIC loss share receivable	5,797	10,819
Other assets	48,531	40,656
Total assets	$5,640,661	$5,166,604

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) December 31, 2012 AND 2011

	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$1,184,285	$984,350
Interest bearing:
Money market and NOW accounts	1,248,304	1,237,378
Savings deposits	180,686	198,063
Time deposits of $100,000 or more	1,088,611	759,923
Other time deposits	682,149	761,178
Total deposits	4,384,035	3,940,892
Federal Home Loan Bank borrowings	420,722	344,402
Subordinated debentures	41,846	52,102
Accrued interest payable	4,355	6,519
Acceptances outstanding	10,493	10,515
Other liabilities	28,106	16,235
Total liabilities	4,889,557	4,370,665
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value - authorized 10,000,000 undesignated shares; issued and outstanding 122,000 shares as of December 31, 2011
Series A, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 67,000 shares at December 31, 2011, net, with a liquidation preference of $67,428,000 at December 31, 2011	—	65,158
Series B, Fixed Rate Cumulative Perpetual Preferred Stock, issued and outstanding 55,000 shares at December 31, 2011, net, with a liquidation preference of $55,229,000 at December 31, 2011	—	54,192
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2012 and December 31, 2011; issued and outstanding, 78,041,511 and 77,984,252 shares at December 31, 2012 and December 31, 2011, respectively	78	78
Additional paid-in capital	525,354	524,644
Retained earnings	216,590	142,909
Accumulated other comprehensive income, net	9,082	8,958
Total stockholders’ equity	751,104	795,939
Total liabilities and stockholders' equity	$5,640,661	$5,166,604

See accompanying notes to consolidated financial statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$250,583	$145,554	$134,390
Interest on securities	16,480	15,501	15,141
Interest on federal funds sold and other investments	822	840	905
Total interest income	267,885	161,895	150,436
INTEREST EXPENSE:
Interest on deposits	21,354	20,245	27,882
Interest on FHLB advances	6,229	9,774	12,099
Interest on other borrowings	2,064	2,058	2,071
Total interest expense	29,647	32,077	42,052
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	238,238	129,818	108,384
PROVISION FOR LOAN LOSSES	19,104	27,939	84,630
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	219,134	101,879	23,754
NON-INTEREST INCOME:
Service fees on deposit accounts	12,466	6,370	6,464
International service fees	5,038	2,625	2,369
Loan servicing fees, net	4,112	1,533	1,836
Wire transfer fees	3,250	1,555	1,192
Other income and fees	5,459	2,292	1,918
Net gains on sales of SBA loans	8,180	7,354	1,400
Net gains on sales of other loans	152	33	4,368
Net gains on sales and calls of securities available for sale	949	1,289	6,396
Net valuation gains (losses) on interest rate swaps and caps	35	(114)	(857)
Net gains (losses) on sales of OREO	(251)	193	(605)
Total non-interest income	39,390	23,130	24,481
NON-INTEREST EXPENSE:
Salaries and employee benefits	56,491	31,629	25,261
Occupancy	15,631	11,833	9,767
Furniture and equipment	5,663	4,033	3,540
Advertising and marketing	5,076	2,486	2,020
Data processing and communications	6,364	3,913	3,954
Professional fees	3,882	2,971	2,538
FDIC assessments	2,442	4,347	4,968
Credit related expenses	9,010	3,789	4,781
Merger and integration expense	3,809	4,713	1,001
Prepayment charge on retirement of debt	461	6,385	—
Other	12,062	6,135	5,544
Total non-interest expense	120,891	82,234	63,374
INCOME BEFORE INCOME TAX PROVISION	137,633	42,775	(15,139)
INCOME TAX PROVISION	54,410	15,660	(7,900)
NET INCOME	$83,223	$27,115	$(7,239)
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$(5,640)	$(4,568)	$(4,291)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$77,583	$22,547	$(11,530)
EARNINGS PER COMMON SHARE
Basic	$0.99	$0.53	$(0.30)
Diluted	$0.99	$0.53	$(0.30)

See accompanying notes to consolidated financial statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	For Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$83,223	$27,115	$(7,239)
Other comprehensive income (loss):
Unrealized gain on securities available for sale and interest only strips	1,212	12,337	5,773
Reclassification adjustments for gains realized in income	(949)	(1,289)	(6,396)
Tax expense (benefit)	113	4,661	(269)
Change in unrealized gain on securities available for sale and interest only strips	150	6,387	(354)

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	(44)	(44)	(44)
Tax benefit	(18)	(18)	(18)
Change in unrealized gain on interest-rate caps	(26)	(26)	(26)

Total other comprehensive gain (loss)	124	6,361	(380)
Total comprehensive income	$83,347	$33,476	$(7,619)

See accompanying notes to consolidated financial statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2010	$63,263	37,824,007	$38	$169,806	$131,891	$2,977
Issuance of additional shares pursuant to various stock plans		159,020		1,150
Tax effects of stock plans				32
Stock-based compensation				376
Preferred stock cash dividends accrued (5%)					(3,351)
Accretion of preferred stock discount	940				(940)
Comprehensive income:
Net loss					(7,239)
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						(355)
Change in unrealized gain on interest-only strips, net of tax						1
Change in unrealized gain on interest rate swaps, net of tax						(26)
BALANCE, DECEMBER 31, 2010	$64,203	37,983,027	$38	$171,364	$120,361	$2,597
Acquisition of Center Financial Corp	54,158	31,160,884	$31	292,646
Issuance of additional stock under public offering, net of offering costs		8,724,475	$9	59,869
Issuance of additional shares pursuant to various stock plans		115,866		524
Tax effects of stock plans				138
Stock-based compensation				103
Redemption of common stock warrant				—
Preferred stock cash dividends accrued (5%)					(3,578)
Accretion of preferred stock discount	989				(989)
Comprehensive income:
Net income					27,115
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						6,382
Change in unrealized gain on interest-only strips, net of tax						5
Change in unrealized gain on interest rate swaps, net of tax						(26)
BALANCE, DECEMBER 31, 2011	$119,350	77,984,252	$78	$524,644	$142,909	$8,958

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		57,259		318
Tax effects of stock plans				20
Stock-based compensation				2,561
Redemption of common stock warrant				(2,189)
Preferred stock cash dividends accrued (5%)					(2,991)
Accretion of preferred stock discount	2,650				(2,650)
Cash dividend declared on common stock ($0.05 per share)					(3,901)
Comprehensive income:
Net income					83,223
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of tax						125
Change in unrealized gain on interest-only strips, net of tax						25
Change in unrealized gain on interest rate swaps, net of tax						(26)
BALANCE, DECEMBER 31, 2012	$—	78,041,511	$78	$525,354	$216,590	$9,082

See accompanying notes to consolidated financial statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$83,223	$27,115	$(7,239)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(21,363)	8,687	10,977
Stock-based compensation expense	2,561	103	376
Provision for loan losses	19,104	27,939	84,630
Valuation adjustment of loans held for sale	703	35	—
Valuation adjustment of OREO	2,970	1022	2155
Proceeds from sales of loans	127,434	105,602	110,885
Originations of loans held for sale	(125,972)	(64,752)	(46,045)
Deferred gain on transfer of asset	—	—	(1,166)
Net gains on sales of SBA and other loans	(8,332)	(7,387)	(5,768)
Net change in bank owned life insurance	(1,253)	(788)	(546)
Net gains on sales and calls of securities available for sale	(949)	(1,289)	(6,396)
Net (gains) loss on sales of OREO	251	(193)	605
Net valuation (gains) losses on interest rate swaps and caps	(35)	114	857
Change in accrued interest receivable	1,322	457	2,613
Change in deferred income taxes	11,834	8,696	(7,910)
Change in prepaid FDIC insurance	2,146	4,219	5,509
Change in investments in affordable housing partnership	2,203	1,068	1,008
Change in FDIC loss share receivable	5,271	33	—
Change in other assets	(7,792)	(6,664)	2,142
Change in accrued interest payable	(2,164)	(2,122)	(7,844)
Change in other liabilities	13,308	(5,313)	(3,072)
Net cash provided by operating activities	104,470	96,582	135,771
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(549,510)	(245,979)	(100,783)
Proceeds from sales of securities available for sale	28,446	139,458	208,142
Proceeds from sales of OREO	5,929	4,847	10,363
Proceeds from matured term federal funds	100,000	10,000	—
Proceeds from sales of equipment	3	—	—
Purchase of premises and equipment	(6,835)	(1,168)	(2,971)
Purchase of securities available for sale	(184,279)	(236,033)	(190,577)
Purchase of Federal Reserve Bank stock	—	—	(1,968)
Redemption of Federal Home Loan Bank Stock	4,878	2,875	2,218
Purchase of term federal funds	—	—	—
Proceeds from matured, called, or paid-down securities available for sale	186,419	183,945	235,063
Redemption of FRB stocks	—	6,367	—
Purchase of term federal funds	(60,000)	—	—
Net cash received from merger	—	325,993	—
Net cash (used in) provided by investing activities	(474,949)	190,305	159,487

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	446,230	(62,628)	(258,076)
Net change in secured borrowings	—	(12,541)	11,758
Redemption of subordinated debenture	(10,400)	—	—
Redemption of preferred stock	(122,000)	—	—
Payment of cash dividends on Preferred and Common Stock	(7,549)	(3,350)	(3,351)
Proceeds from FHLB borrowings	825,000	—	35,000
Repayment of FHLB borrowings	(746,145)	(140,982)	(35,000)
Issuance of additional common stock	—	59,869	0
Issuance of additional stock pursuant to various stock plans	338	524	1,150
Redemption of common stock warrant	(2,189)	—	—
Net cash provided by (used in) financing activities	383,285	(159,108)	(248,519)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,806	127,779	46,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	300,110	172,331	125,592
CASH AND CASH EQUIVALENTS, END OF PERIOD	$312,916	$300,110	$172,331
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$31,811	$30,388	$49,896
Income taxes paid	$31,289	$17,876	$(1,458)
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to other real estate owned	$4,224	$8,078	$12,660
Transfer from loan receivables to loans held for sale	$3,061	$31,471	$80,077
Non-cash goodwill adjustment, net	$595	$—	$—
Center Merger
Assets acquired	$—	$2,251,884	$—
Liabilities assumed	$—	$(1,993.014)	$—
Assumption of 55,000 shares of new series of preferred stock to the Treasury Department's TARP Capital Purchase Program	$—	$(54,158)	$—

See accompanying notes to consolidated financial statements

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank, formerly named Nara Bank, opened for business in June 1989 under the name “United Citizens National Bank” as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became “Nara Bank” upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, we merged with Center Financial Corporation ("Center Financial" or "Center") in a merger equals transaction. Concurrently with the merger, Nara Bancorp changed its name to "BBCN Bancorp, Inc." At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to "BBCN Bank."
Principles of Consolidation—The accounting and reporting policies of BBCN Bancorp, Inc. and Subsidiaries (the “Company”) are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of BBCN Bancorp, Inc. (“BBCN Bancorp”) and its wholly-owned subsidiaries, principally BBCN Bank (the “Bank”).
Cash Flows—Cash and cash equivalents include cash and due from banks, interest-earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company is required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was approximately $12.7 million at December 31, 2012 and $400 thousand at December 31, 2011. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2012 and 2011, we did not own securities in this category;

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
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any unearned interest, deferred loan fees and costs, and an allowance for

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest on loans is credited to income as earned and is accrued only if deemed collectible. Generally, loans for all loan segments are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question. Loans for all loan segments to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Generally, payments received on non-accrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
Acquired Loans—Loans that the Company acquires are recorded at fair value with no carryover of the related allowance for loan losses. The Company considered all classified and criticized loans as credit impaired loans ("Credit Impaired Loans") under the provisions of Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality resulting from the Center Financial merger. Excluding Credit Impaired Loans, Pass graded loans from Center Financial ("Performing Loans") were not accounted for under ASC 310-30. These Performing Loans were placed in pools with similar risk characteristics and were recorded at fair value at the merger date.
The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield will be disclosed quarterly.
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
Loan Servicing Assets—The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount between the asset sold and the retained interest, based on their relative fair values. During 2010, in accordance with newly issued accounting literature, this gain was deferred until the 90 day recourse period expired. This resulted in $1.2 million of gains being deferred at December 31, 2010 and secured borrowings of $11.8

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

million. In February 2011, the SBA amended their agreements and effective for all loans submitted for secondary market sales on or after February 15, 2011, the gain recognized at the time of sale. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans receivable—net of allowance for loan losses in the accompanying consolidated statements of financial condition.
Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company’s servicing costs approximates industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company has capitalized $2.0 million, $1.3 million and $283 thousand of servicing assets during 2012, 2011 and 2010, respectively, and amortized $1.3 million, $706 thousand and $868 thousand during the years ended December 31, 2012, 2011 and 2010, respectively. The acquired servicing assets from Center was $2.5 million at the acquisition date. The carrying amount of servicing assets was $6.3 million and $5.6 million at December 31, 2012 and 2011, respectively. and is included in other assets in the accompanying consolidated statements of financial condition. No impairment charges were required in 2012, 2011, or 2010.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2012, 2011, or 2010.
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
For all loan classes, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, may be considered troubled debt restructurings and classified as impaired. Factors considered by management in determining whether a loan is impaired include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not deemed to be impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer for impairment disclosures.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment. The Company further segregates these segments between loans accounted for under the amortized cost method (referred to as "Legacy Loans") and acquired loans (referred to as "Acquired Loans), as Acquired Loans were originally recorded at fair value with no carryover of the related allowance for loan losses. For the Legacy Loans, the historical loss experience is based on the actual loss history experienced by the Company. The loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following major portfolio segments have been identified: real estate loans (residential, commercial, and construction), commercial business loans, trade finance loans, and consumer/other loans. Due to the overall high level of real estate loans within the loan portfolio as a whole, as compared to other portfolio segments, for risk assessment and allowance purposes this segment was segregated into more granular pools by collateral property type. Construction and land loans have the highest qualitative adjustments for economic and other credit risk factors, such as the incomplete status of the collateral and deleterious effect of the recent economic downturn on these types of properties during, but total balances in these portfolio segments are not a concentration in the overall portfolio. The commercial real estate loan portfolio segment as a whole had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to the commercial business tenants. Commercial real estate loans secured by hotels, golf courses, and gas station/car washes pose an industry concentration risk within this portfolio segment, have historically shown higher credit risk than in other collateral property types, and were negatively impacted by the effect of the recent poor economy on the hospitality and recreation industries as well as increasing fuel and travel costs. These factors resulted in higher qualitative adjustments made to these sub-portfolio segments. Within the commercial business and trade finance portfolio segments, risk analysis is performed based on concentrations within industries, as well as by individual loan type. Commercial business loans granted under various SBA-guaranteed programs show higher historical risks as these loans are made to small businesses which were more negatively impacted by the economic issues of the past few years. This impact resulted in increased qualitative adjustments for this sub-portfolio segment during the year. Trade finance loans show minimal historical losses and have the lowest level of inherent risk as they are generally structured for transaction based funding and businesses within this portfolio segment were less impacted by local market downturns. Qualitative adjustments made to this portfolio segment are generally minor as a result.
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
FDIC Loss Share Receivable—In conjunction with the FDIC-assisted acquisition of Innovative Bank by Center Financial in 2011, Center Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of merger with Center Financial, consistent with Center Financial's accounting treatment, we elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into non-interest income over the life of the FDIC loss share receivable.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
In accordance with ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
The Company acquired Center Financial on November 30, 2011, which resulted in goodwill of $88.0 million being recorded. The Company tested goodwill and other intangibles for impairment noting no impairment of recorded goodwill and other intangibles in 2012 and 2011.
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

Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years).  As a result of the merger on November 30, 2011, both Nara Bancorp and Center Financial underwent a greater than 50% ownership change.  There is expected to be no limitation on the use of either company's tax attributes, because as of November 30, 2011 both companies had net unrealized built in gains, rather than net unrealized built in losses.  However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

or more of our outstanding common stock for their own account, could trigger future Section 382 limitations on the Company's use of tax attributes.
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
Equity—The Company accrues for preferred stock dividends as earned and for common stock dividends as declared. Preferred stock dividends of $3.6 million and $3.4 million were paid in 2012 and 2011 and there were $0 and $657 thousand of preferred stock dividends accrued but unpaid at December 31, 2012 and 2011, respectively. Common stock dividends of $3.9 million and $0 were paid in 2012 and 2011. There were no common stock dividends declared but unpaid at December 31, 2012 and 2011. Accrued preferred and common stock dividends are included in other liabilities.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2012 or 2011.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, determination of the fair values of other real estate owned, accounting for Credit Impaired Loans, accounting for FDIC receivable, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.
Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.
Recent Accounting Pronouncements
ASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)” - This ASU provides guidance on fair value measurement and disclosure requirements that the FASB deemed largely identical across U.S. GAAP and IFRS. The requirements do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or allowed. ASU 2011-04 supersedes most of the guidance in ASC topic 820, but many of the changes are clarifications of existing guidance or wording changes to reflect IFRS 13. Amendments in ASU 2011-04 change the wording used to describe U.S. GAAP requirements for fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Adoption of ASU 2011-04 did not have a significant impact on our financial condition or result of operations.
FASB ASU 2011-05, “Presentation of Comprehensive Income (Topic 220)” - This ASU is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this Update. These amendments apply to all entities that report items of other comprehensive income, in any period presented. Under the amendments to Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The FASB issued FASB ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" that deferred the effective date of ASU 2011-05. ASU 2011-05 and ASU 2011-12 became effective for interim and annual reporting periods beginning after December 31, 2011. The reporting requirements under ASU 2011-05 and ASU 2011-02 are included in our consolidated financial statements.
Newly Issued But Not Yet Effective Accounting Pronouncements
FASB ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350); Testing Indefinite-Lived Intangible Assets for Impairment” - This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity can support the conclusion that is is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, it would be necessary to perform a quantitative impairment assessment by comparing the fair value of the indefinite-lived intangible asset with its carrying value. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of ASU 2012-02 is not expected to have a significant impact on our financial condition or result of operations.
FASB ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” This ASU clarifies the applicable guidance on the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The provisions of the ASU state that when there is a subsequent change in the cash flows expected to be collected on the indemnification asset, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The ASU is effective for interim and annual periods beginning on or after December 15, 2012. Adoption of ASU 2012-02 is not expected to have a significant impact on our financial condition or results of operations.

2.	CENTER MERGER

On November 30, 2011, the merger of Center and Nara was completed. Pursuant to the merger agreement, holders of Center common stock received 0.7805 of a share of common stock of BBCN for each share of Center common stock held immediately prior to the effective time of the merger, rounded to the nearest whole share, plus cash in lieu of the issuance of fractional shares. Outstanding Center stock options and restricted stock awards were converted into stock options with respect to shares of BBCN common stock or shares of BBCN common stock, respectively, with appropriate adjustments to reflect the exchange ratio. The merger was accounted for by BBCN using the acquisition method of accounting. Accordingly, the assets and liabilities of Center were recorded at their respective fair values and represents management's estimates based on available information.

The results of Center's operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table:

(in thousands)
Consideration paid:
BBCN common stock issued	$291,977
Cash in lieu of fractional shares paid to Center Financial stockholders	1
Fair value of Center Financial employee stock options	1,347
Fair value of Center Financial common stock warrant	(648)
Total consideration paid	292,677

Assets Acquired:
Cash and cash equivalents	325,993
Investment securities available for sale	293,065
Term federal funds sold, original maturities more than 90 days	50,000
Loans, net	1,430,465
FRB and FHLB stock	12,591
Premises and equipment	12,463
FDIC loss share receivable	10,852
Deferred tax assets, net	48,870
Core deposit intangible	4,100
Other assets	63,485
Liabilities Assumed:
Certificates of deposits	(1,827,406)
Borrowings	(148,760)
Other liabilities	(16,848)
Preferred stock	(54,158)
Total identifiable net assets	204,712
Excess of consideration paid over fair value of net assets acquired (goodwill)	$87,965

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

We estimated the fair value for most loans acquired from Center by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, we analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of Center's allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value.

Acquired Center Financial loans for which at the acquisition date, it was probable that all contractually required payments would not have received as of November 30, 2011 are as follows:

(in thousands)
Contractually required principal and interest at acquisition	$245,246
Contractual cash flows not expected to be collected (nonaccretable discount)	28,095
Expected cash flows at acquisition	217,151
Interest component of expected cash flows (accretable discount)	32,872
Fair value of acquired loans	$184,279

The core deposit intangible asset recognized as part of the Center merger is being amortized over its estimated useful life of approximately seven years utilizing an accelerated method. The goodwill of approximately $88.0 million was recorded in conjunction with the transaction. The goodwill arising from the merger is largely the result of the benefit to the Company of acquiring Center Financial, thereby creating a platform for future operations, strengthening the Company's presence in the primary existing markets in Southern California, expanding the national presence through the addition of Center's offices in Chicago and Seattle, as well as Center's offices in Northern California location, and realizing annual cost synergies. The goodwill is not amortized for book purposes and is not deductible for tax purposes.

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

Direct costs related to the Center merger were expensed as incurred. We incurred $3.8 million, $4.7 million, $1.0 million in merger related expenses related to the Center merger during years ended December 31, 2012, 2011, and 2010, respectively. These expenses were comprised of salaries and benefits, occupancy expenses, professional services, and other non-interest expense.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Merger and integration expenses incurred by the Company and Center of $7.8 million and $1.7 million for the year ended December 31, 2011, respectively, were excluded. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with Center at the beginning of 2010. We assumed no adjustments to the historical deferred tax asset valuations in the amount of $6.4 million and $6.0 million, respectively, recorded by Center during the eleven months ended November 30, 2011 and the year ended December 31, 2010. Had Nara acquired Center as of January 1, 2010, the reversal of all or a portion of the deferred tax asset valuation allowance of the combined entity could have differed materially from the amount presented in the unaudited pro forma combined condensed consolidated income statements. In addition, the pro forma combined condensed consolidated financial statements do not take into account the impact, if any, of an ownership change under Section 382 of the Code that would have occurred with respect to BBCN as of January 1, 2010. The merger is expected to result in annual cost savings to be achieved following the consummation of the merger. These expected savings have not been included in the pro forma combined amounts. In addition, the pro forma results for the year ended December 31, 2010 does not reflect any adjustment to eliminate Center's historical preferred stock dividend of $29 million for the beneficial conversion feature of its Series B Preferred Stock issued in December 2009.

	Actual from acquisition date through December 31, 2011	Pro forma Year ended December 31,
		2011	2010
	(In Thousands)
Net interest income	$7,727	$170,401	$89,599
Non-interest income	1,268	45,082	50,569
Non-interest expense	(1,705)	(123,885)	(109,667)
Income tax provision	(1)	(26,769)	(2,326)
Net income	$7,289	$64,829	$28,175
Preferred stock dividends and accretion of preferred stock discount		(7,838)	(36,287)
Net income (loss) available to common stockholders		$56,991	$(8,112)

Pro forma earnings (loss) per share:
Basic		$0.73	$(0.10)
Diluted		0.73	(0.10)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2012 and 2011:

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$—	$—	$—	$—
GSE collateralized mortgage obligations*	249,373	5,649	(110)	254,912
GSE mortgage-backed securities*	415,925	10,277	(662)	425,540
Trust preferred security	4,502	—	(665)	3,837
Municipal bonds	4,506	612	—	5,118
Total debt securities	674,306	16,538	(1,437)	689,407
Mutual funds - GSE mortgage related securities	14,710	286	—	14,996
	$689,016	$16,824	$(1,437)	$704,403
	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Treasury	$300	$—	$—	$300
GSE collateralized mortgage obligations*	222,400	5,480	(44)	227,836
GSE mortgage-backed securities*	477,555	10,322	(123)	487,754
Trust preferred securities	5,532	—	(1,184)	4,348
Municipal bonds	5,257	507	—	5,764
Total debt securities	711,044	16,309	(1,351)	726,002
Mutual funds - GSE mortgage related securities	14,710	227	(19)	14,918
	$725,754	$16,536	$(1,370)	$740,920

*	Government Sponsored Enterprises (GSE) investments were issued by GNMA, FNMA and FHLMC and are all residential mortgage-backed investments.
As of December 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
The proceeds from sales of securities and the associated gains are listed below:

	2012	2011	2010
	(in thousands)
Proceeds	$28,446	$139,458	$208,142
Gross gains	949	1,219	6,296
Gross losses	—	—	—

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	357
Due after five years through ten years	3,884	4,434
Due after ten years	4,784	4,164
GSE collaterized mortgage obligations	249,373	254,912
GSE mortgage-backed securities	415,925	425,540
Mutual funds - GSE mortgage related securities	14,710	14,996
	$689,016	$704,403

Securities with carrying values of approximately $338.6 million and $425.5 million at December 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At December 31, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	3	$18,009	$(110)	—	$—	$—	3	$18,009	$(110)
GSE mortgage-backed securities	7	32,406	(597)	3	8,251	(64)	10	40,657	(661)
Trust preferred security	—	—	—	1	3,837	(665)	1	3,837	(665)
	10	$50,415	$(707)	4	$12,088	$(729)	14	$62,503	$(1,436)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	At December 31, 2011
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collaterized mortgage obligations	2	$3,305	$(28)	1	$14,007	$(16)	3	$17,312	$(44)
GSE mortgage-backed securities	5	38,082	(123)	—	—	—	5	38,082	(123)
Trust preferred securities	—	—	—	1	3,303	(1,184)	1	3,303	(1,184)
Mutual funds - GSE mortgage related security	1	5,229	(19)	—	—	—	1	5,229	(19)
	8	$46,616	$(170)	2	$17,310	$(1,200)	10	$63,926	$(1,370)
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
The trust preferred security at December 31, 2012 has an amortized cost of $4.5 million and an unrealized loss of $0.7 million at December 31, 2012. The trust preferred security is scheduled to mature in May 2047, and had a first call date option in May 2012. Management determined this unrealized loss did not represent OTTI at December 31, 2012 as the investment is rated investment grade and there are no credit quality concerns with the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment, which may be at maturity. Interest on the trust preferred security been paid as agreed and management believes this will continue in the future and the trust preferred security will be repaid in full as scheduled. For these reasons, no OTTI was recognized on the trust preferred security at December 31, 2012.
We consider the losses on our investments in unrealized loss positions at December 31, 2012 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and our determination that it is more likely than not that we will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$9,247	$2,043
Commercial & industrial	3,100,466	2,631,880
Construction	65,045	44,756
Total real estate loans	3,174,758	2,678,679
Commercial business	921,556	849,576
Trade finance	152,070	146,684
Consumer and other	49,954	66,631
Total loans outstanding	4,298,338	3,741,570
Less: deferred loan fees	(2,086)	(2,744)
Gross loans receivable	4,296,252	3,738,826
Less: allowance for loan losses	(66,941)	(61,952)
Loans receivable, net	$4,229,311	$3,676,874

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method ( "Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Credit Impaired Loans (loans with credit deterioration at the time of the merger and accounted for under the expected cash flow model of ASC 310-30) and Performing Loans (loans that were pass graded at the time of the merger and the fair value adjustment is amortized over the contractual life under ASC 310-20).

The following table presents changes in the accretable discount on the acquired Credit Impaired Loans for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$31,999	$—
Additions due to mergers and acquisitions	—	32,872
Accretion	(14,135)	(873)
Changes in expected cash flows	788	—
Balance at end of period	$18,652	$31,999

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011 was follows:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
December 31, 2011
Balance, beginning of period	$36,295	$24,930	$192	$903	$—	$—	$—	$—	$62,320
Provision (credit) for loan losses	23,604	2,067	2,714	(446)	—	—	—	—	27,939
Loans charged off	(22,187)	(8,603)	(1,153)	(256)	—	—	—	—	(32,199)
Recoveries of charged offs	1,328	2,287	33	244	—	—	—	—	3,892
Balance, end of period	$39,040	$20,681	$1,786	$445	$—	$—	$—	$—	$61,952

December 31, 2012
Balance, beginning of period	39,040	20,681	1,786	445	—	—	—	—	61,952
Provision for loan losses	7,098	3,700	403	673	4,824	1,903	303	200	19,104
Loans charged off	(6,770)	(9,406)	—	(568)	(411)	(945)	(300)	(380)	(18,780)
Recoveries of charged offs	2,137	1,515	160	108	305	157	—	283	4,665
Balance, end of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

The following table disaggregates the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,723	$3,084	$96	$—	$183	$1,074	$—	$—	$9,160
Collectively evaluated for impairment	36,782	13,406	2,253	658	—	41	3	103	53,246
Loans acquired with credit deterioration	—	—	—	—	4,535	—	—	—	4,535
Total	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

Loans outstanding:
Individually evaluated for impairment	$37,394	$23,951	$6,199	$536	$17,951	$3,323	$—	$802	$90,156
Collectively evaluated for impairment	2,387,080	729,904	144,173	27,284	628,449	114,621	242	18,257	4,050,010
Loans acquired with credit deterioration	—	—	—	—	103,884	49,757	1,456	3,075	158,172
Total	$2,424,474	$753,855	$150,372	$27,820	$750,284	$167,701	$1,698	$22,134	$4,298,338

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	December 31, 2011
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$10,525	$7,168	$342	$—	$—	$—	$—	$—	$18,035
Collectively evaluated for impairment	28,515	13,513	1,444	445	—	—	—	—	43,917
Loans acquired with credit deterioration	—	—	—	—	—	—	—	—	—
Total	$39,040	$20,681	$1,786	$445	$—	$—	$—	$—	$61,952

Loans outstanding:
Individually evaluated for impairment	$53,845	$35,348	$4,963	$150	$—	$—	$—	$—	$94,306
Collectively evaluated for impairment	1,692,390	497,643	97,047	12,660	827,605	248,833	40,965	48,700	3,465,843
Loans acquired with credit deterioration	—	—	—	—	104,839	67,752	3,709	5,121	181,421
Total	$1,746,235	$532,991	$102,010	$12,810	$932,444	$316,585	$44,674	$53,821	$3,741,570
As of December 31, 2012 and December 31, 2011, we had a liability for unfunded commitments of $802 thousand and $686 thousand, respectively. For the year ended December 31, 2012 and 2011, we recognized provision for credit losses related to our unfunded commitments of $116 thousand and $149 thousand.
The recorded investment in individually impaired loans was as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
With Allocated Allowance
Without charge-off	$65,526	$67,518
With charge-off	2,599	341
With No Allocated Allowance
Without charge-off	17,536	19,234
With charge-off	4,495	7,213
Allowance on Impaired Loans	(9,160)	(18,035)
Impaired Loans, net of allowance	$80,996	$76,271

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail impaired loans (Legacy and Acquired) by portfolio segment as of December 31, 2012 and December 31, 2011 and for the year ended months ended December 31, 2012 and for the year ended December 31, 2011. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of December 31, 2012			For the year ended December 31, 2012
Total Impaired Loans**	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	5,477	5,610	(1,167)	3,512	255
Hotel & Motel	8,990	8,995	(1,860)	17,536	426
Gas Station & Car Wash	1,892	2,440	(73)	2,908	—
Mixed Use	900	976	(250)	3,182	—
Industrial & Warehouse	2,074	2,153	(567)	3,052	66
Other	16,184	16,389	(989)	14,322	805
Real Estate—Construction	—	—	—	26	—
Commercial Business	26,354	29,073	(4,158)	25,227	1,252
Trade Finance	6,199	7,173	(96)	3,510	248
Consumer and Other	55	56	—	119	4
	$68,125	$72,865	$(9,160)	$73,394	$3,056
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,516	5,404	—	1,602	48
Hotel & Motel	6,212	8,202	—	1,365	—
Gas Station & Car Wash	1,731	4,359	—	1,775	—
Mixed Use	899	923	—	180	—
Industrial & Warehouse	4,392	6,450	—	4,408	160
Other	2,371	6,283	—	2,598	—
Real Estate—Construction	1,710	1,710	—	1,710	111
Commercial Business	920	1,368	—	8,028	18
Trade Finance	—	—	—	946	—
Consumer and Other	1,280	1,316	—	357	20
	$22,031	$36,015	$—	$22,969	$357
Total	$90,156	$108,880	$(9,160)	$96,363	$3,413

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.
** The Impaired Loans balances as of December 31, 2012 include $9.0 million in Troubled Debt Restructurings that were modified at a market rate and were performing in accordance with their modified terms through the year subsequent to the modification.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012			For the year ended December 31, 2012
Acquired Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,286	1,286	(9)	920	64
Hotel & Motel	—	—	—	3,676	—
Gas Station & Car Wash	—	—	—	57	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	832	887	(2)	331	36
Other	4,272	4,461	(172)	1,711	288
Real Estate—Construction	—	—	—	—	—
Commercial Business	2,974	3,072	(1,074)	1,625	26
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,364	$9,706	$(1,257)	$8,320	$414
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	800	840	—	161	48
Hotel & Motel	5,990	7,375	—	1,198	—
Gas Station & Car Wash	774	1,865	—	608	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	3,190	3,302	—	2,005	160
Other	807	3,156	—	993	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	349	681	—	680	15
Trade Finance	—	—	—	—	—
Consumer and Other	802	836	—	160	—
	$12,712	$18,055	$—	$5,805	$223
Total	$22,076	$27,761	$(1,257)	$14,125	$637

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

The table above includes only Acquired Loans that became impaired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2011			For the year ended December 31, 2011
Total Impaired Loans***	Recorded Investment*	Unpaid Contractual Principal Balance**	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,810	2,686	(668)	3,476	34
Hotel & Motel	17,441	17,459	(4,093)	14,581	1,013
Gas Station & Car Wash	2,265	2,669	(550)	2,825	95
Mixed Use	2,822	2,840	(128)	1,561	158
Industrial & Warehouse	4,242	4,246	(407)	4,819	310
Other	14,982	14,994	(4,630)	6,195	298
Real Estate—Construction	128	128	(49)	2,504	—
Commercial Business	19,672	20,248	(7,168)	23,133	538
Trade Finance	4,497	4,497	(342)	899	71
Consumer and Other	—	—	—	—	—
	$67,859	$69,767	$(18,035)	$59,993	$2,517
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,067	4,789	—	6,199	—
Hotel & Motel	—	—	—	4,722	—
Gas Station & Car Wash	288	2,851	—	2,584	—
Mixed Use	—	—	—	2,157	—
Industrial & Warehouse	3,485	8,346	—	3,150	—
Other	2,605	4,252	—	10,596	—
Real Estate—Construction	1,710	1,710	—	3,280	113
Commercial Business	15,676	16,905	—	12,432	203
Trade Finance	466	467	—	758	30
Consumer and Other	150	180	—	145	—
	$26,447	$39,500	$—	$46,023	$346
Total	$94,306	$109,267	$(18,035)	$106,016	$2,863

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

**
The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs, interest applied to principal and purchase discounts.

***The Impaired Loans balances as of December 31, 2011 include $11.1 million in Troubled Debt Restructurings that were modified at a market rate and were performing in accordance with their modified terms through the year subsequent to the modification.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
The following tables present the aging of past due loans as of December 31, 2012 and December 31, 2011 by class of loans:

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	90 or More Days Past Due and Accruing
	(In thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	87	—	—	87	3,316	3,403	—
Hotel & Motel	—	—	—	—	437	437	—
Gas Station & Car Wash	359	—	—	359	2,848	3,207	—
Mixed Use	34	—	—	34	1,799	1,833	—
Industrial & Warehouse	—	—	—	—	1,950	1,950	—
Other	—	115	—	115	2,379	2,494	—
Real estate—Construction	—	—	—	—	—	—	—
Commercial business	298	234	—	532	4,942	5,474	—
Trade finance	—	—	—	—	869	869	—
Consumer and other	190	—	—	190	—	190	—
Subtotal	$968	$349	$—	$1,317	$18,540	$19,857	$—
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,126	6,604	1,190	8,920	—	8,920	1,190
Hotel & Motel	1,522	2,668	944	5,134	5,990	11,124	944
Gas Station & Car Wash	2,218	1,109	875	4,202	774	4,976	875
Mixed Use	985	1,918	1,507	4,410	—	4,410	1,507
Industrial & Warehouse	53	3,320	61	3,434	—	3,434	61
Other	50	25	5,542	5,617	937	6,554	5,542
Real estate—Construction	—	—	5,972	5,972	—	5,972	5,972
Commercial business	1,359	1,174	1,236	3,769	2,442	6,211	1,236
Trade finance	—	—	—	—	—	—	—
Consumer and other	98	17	415	530	970	1,500	415
Subtotal	$7,411	$16,835	$17,742	$41,988	$11,113	$53,101	$17,742
TOTAL	$8,379	$17,184	$17,742	$43,305	$29,653	$72,958	$17,742

(1)	The acquired loans include Credit Impaired Loans (ASC 310-30 loans) and Performing Loans (loans that were pass graded at the time of the Merger).

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Non-accrual loans	Total Delinquent loans	90 or More Days Past Due and Accruing
	(In Thousands)
Legacy Loans
Real estate—Residential	$36	$—	$—	$36	$—	$36	$—
Real estate—Commercial
Retail	428	—	—	428	2,615	3,043	—
Hotel & Motel	—	—	—	—	481	481	—
Gas Station & Car Wash	627	—	—	627	1,367	1,994	—
Mixed Use	—	—	—	—	820	820	—
Industrial & Warehouse	360	—	—	360	3,889	4,249	—
Other	—	119	—	119	10,992	11,111	—
Real estate—Construction	—	—	—	—	128	128	—
Commercial business	1,388	388	—	1,776	11,732	13,508	—
Trade finance	—	—	—	—	117	117	—
Consumer and other	3	—	—	3	150	153	—
Subtotal	2,842	507	—	3,349	32,291	35,640	—
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	145	776	3,723	4,644	—	4,644	3,723
Hotel & Motel	—	45	—	45	—	45	—
Gas Station & Car Wash	3,408	175	820	4,403	—	4,403	820
Mixed Use	1,178	1,677	389	3,244	—	3,244	389
Industrial & Warehouse	3,372	—	110	3,482	—	3,482	110
Other	1,467	226	5,646	7,339	—	7,339	5,646
Real estate—Construction	—	4,499	—	4,499	—	4,499	—
Commercial business	2,097	1,502	12,195	15,794	—	15,794	12,195
Trade finance	—	—	302	302	—	302	302
Consumer and other	701	369	700	1,770	—	1,770	700
Subtotal	$12,368	$9,269	$23,885	$45,522	$—	$45,522	$23,885
TOTAL	$15,210	$9,776	$23,885	$48,871	$32,291	$81,162	$23,885

(1)	The acquired loans include Credit Impaired Loans (ASC 310-30 loans) and Performing Loans (loans that were pass graded at the time of the Merger).
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2012 and December 31, 2011 by class of loans:

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$9,223	$—	$24	$—	$9,247
Real estate—Commercial
Retail	589,720	3,584	12,303	—	605,607
Hotel & Motel	453,908	1,894	16,795	—	472,597
Gas Station & Car Wash	370,803	1,288	9,982	—	382,073
Mixed Use	233,687	2,131	3,423	—	239,241
Industrial & Warehouse	202,066	1,010	4,295	370	207,741
Other	431,686	1,219	17,084	—	449,989
Real estate—Construction	56,270	—	1,710	—	57,980
Commercial business	726,072	6,164	21,514	104	753,854
Trade finance	136,198	7,976	6,199	—	150,373
Consumer and other	26,801	13	1,006	—	27,820
Subtotal	$3,236,434	$25,279	$94,335	$474	$3,356,522
Acquired Loans:
Real estate—Residential	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	225,982	6,469	17,331	—	249,782
Hotel & Motel	105,032	16,150	13,215	—	134,397
Gas Station & Car Wash	33,360	7,192	4,119	—	44,671
Mixed Use	34,927	3,826	6,526	—	45,279
Industrial & Warehouse	114,616	1,385	9,470	—	125,471
Other	121,666	4,473	17,479	—	143,618
Real estate—Construction	1,093	—	5,972	—	7,065
Commercial business	119,026	14,057	34,047	571	167,701
Trade finance	242	334	1,122	—	1,698
Consumer and other	17,292	424	4,329	89	22,134
Subtotal	$773,236	$54,310	$113,610	$660	$941,816
Total	$4,009,670	$79,589	$207,945	$1,134	$4,298,338

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2011
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
		(In thousands)
Legacy Loans:
Real estate—Residential	$2,007	$—	$36	$—	$2,043
Real estate—Commercial
Retail	431,695	3,434	13,468	—	448,597
Hotel & Motel	257,468	5,005	17,876	—	280,349
Gas Station & Car Wash	340,343	3,491	2,552	—	346,386
Mixed Use	139,969	2,281	3,019	—	145,269
Industrial & Warehouse	108,493	3,992	8,049	404	120,938
Other	341,977	5,904	15,500	—	363,381
Real estate—Construction	37,434	—	1,838	—	39,272
Commercial business	485,053	11,360	30,571	6,007	532,991
Trade finance	96,774	273	4,963	—	102,010
Consumer and other	11,731	—	1,079	—	12,810
Subtotal	$2,252,944	$35,740	$98,951	$6,411	$2,394,046
Acquired Loans:
Real estate—Residential	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	313,242	11,562	14,045	—	338,849
Hotel & Motel	123,047	13,081	16,677	—	152,805
Gas Station & Car Wash	47,695	6,517	5,755	—	59,967
Mixed Use	34,676	3,500	2,823	—	40,999
Industrial & Warehouse	134,430	2,659	3,750	—	140,839
Other	172,839	6,673	13,988	—	193,500
Real estate—Construction	—	—	5,485	—	5,485
Commercial business	255,809	16,269	43,636	871	316,585
Trade finance	43,621	126	927	—	44,674
Consumer and other	49,645	1,658	2,518	—	53,821
Subtotal	$1,175,004	$62,045	$109,604	$871	$1,347,524
Total	$3,427,948	$97,785	$208,555	$7,282	$3,741,570

The following table presents loans sold from loans held for investment or transfered from held for investment to held for sale during the year ended months ended December 31, 2012 and 2011 by portfolio segment:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Year Ended December 31,
	2012	2011
Sales or reclassification to held for sale
Real estate - Commercial	$3,061	$25,358
Real estate - Construction	—	5,920
Commercial Business	—	193
Total	$3,061	$31,471

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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a historical loss migration methodology. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance to the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For the Acquired Performing Loans, a general loan loss allowance is provided to the extent that there has been credit deterioration since the Merger.
The quantitative general loan loss allowance was $20.6 million ($20.5 million for legacy loans and $147 thousand for acquired loans) at December 31, 2012, compared to $20.4 million at December 31, 2011.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in our loan portfolio.
The qualitative loan loss allowance on the loan portfolio was $32.6 million at December 31, 2012, compared to $23.5 million at December 31, 2011.
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
The following table presents loans by portfolio segment and impairment method at December 31, 2012 and December 31, 2011:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$53,634	$1,710	$27,274	$6,199	$1,338	$90,155
Specific allowance	$—	$4,906	$—	$4,158	$96	$—	$9,160
Loss coverage ratio	0.0%	9.1%	0.0%	15.2%	1.5%	0.0%	10.2%
Non-impaired loans	$9,247	$3,046,832	$63,335	$894,282	$145,871	$48,616	$4,208,183
General allowance	$74	$40,256	$986	$13,448	$2,256	$761	$57,781
Loss coverage ratio	0.8%	1.3%	1.6%	1.5%	1.5%	1.6%	1.4%
Total loans	$9,247	$3,100,466	$65,045	$921,556	$152,070	$49,954	$4,298,338
Total allowance for loan losses	$74	$45,162	$986	$17,606	$2,352	$761	$66,941
Loss coverage ratio	0.8%	1.5%	1.5%	1.9%	1.5%	1.5%	1.6%

	As of December 31, 2011
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$52,007	$1,838	$35,348	$4,963	$150	$94,306
Specific allowance	$—	$10,476	$49	$7,168	$342	$—	$18,035
Loss coverage ratio	0.0%	20.1%	2.7%	20.3%	6.9%	0.0%	19.1%
Non-impaired loans	$2,043	$2,579,873	$42,918	$814,228	$141,721	$66,481	$3,647,264
General allowance	$9	$27,831	$675	$13,513	$1,444	$445	$43,917
Loss coverage ratio	0.4%	1.1%	1.6%	1.7%	1.0%	0.7%	1.2%
Total loans	$2,043	$2,631,880	$44,756	$849,576	$146,684	$66,631	$3,741,570
Total allowance for loan losses	$9	$38,307	$724	$20,681	$1,786	$445	$61,952
Loss coverage ratio	0.4%	1.5%	1.6%	2.4%	1.2%	0.7%	1.7%
Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2012, total modified loans were $51.5 million, compared to $33.9 million at December 31, 2011. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
A summary of TDRs on accrual and non-accrual by type of concession as of December 31, 2012 and December 31, 2011 is presented below:

	As of December 31, 2012
	TDR on accrual				TDR on non-accrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$9,608	$687	$—	$10,295	$4,735	$4,618	$802	$10,155	$20,450
Maturity / Amortization concession	348	3,847	536	4,731	652	1,941	869	3,462	8,193
Rate concession	13,594	1,229	—	14,823	7,923	—	—	7,923	22,746
Principal forgiveness	—	—	—	—	—	62	—	62	62
	$23,550	$5,763	$536	$29,849	$13,310	$6,621	$1,671	$21,602	$51,451

	As of December 31, 2011
	TDR on accrual				TDR on non-accrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$947	$1,364	$—	$2,311	$4,663	$3,694	$—	$8,357	$10,668
Maturity / Amortization concession	—	888	467	1,355	1,181	1,588	150	2,919	4,274
Rate concession	12,375	2,735	—	15,110	3,344	397	—	3,741	18,851
Principal forgiveness	—	—	—	—	—	78	—	78	78
	$13,322	$4,987	$467	$18,776	$9,188	$5,757	$150	$15,095	$33,871
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on non-accrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2012 were comprised of 12 commercial real estate loans totaling $23.6 million and 20 commercial business loans totaling $5.8 million. TDRs on accrual status at December 31, 2011 were comprised of 6 commercial real estate loans totaling $13.3 million and 19 commercial business loans totaling $5.0 million. We expect that the TDRs on accrual status as of December 31, 2012, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2012 and 2011:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended			For the year ended
	December 31, 2012			December 31, 2011
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate - Residential	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	5	2,456	2,321	2	2,125	1,213
Hotel & Motel	1	1,479	1,444	3	8,909	8,707
Gas Station & Car Wash	1	216	50	—	—	—
Mixed Use	—	—	—	2	1,807	1,767
Industrial & Warehouse	1	502	494	5	1,269	1,278
Other	4	12,391	9,234	4	979	952
Real estate - Construction	—	—	—	—	—	—
Commercial business	14	4,075	4,838	24	2,468	2,061
Trade Finance	1	1,493	401	1	499	467
Consumer and Other	1	480	480	1	87	69
Subtotal	28	$23,092	$19,262	42	$18,143	$16,514
Acquired Loans:
Real estate - Residential	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	2	1,458	1,286
Hotel & Motel	1	6,165	5,990	—	—	—
Gas Station & Car Wash	—	—	—	—	—	—
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	—	—	—
Other	1	670	631	—	—	—
Real estate - Construction	—	—	—	—	—	—
Commercial business	6	2,476	2,384	—	—	—
Trade Finance	—	—	—	—	—	—
Consumer and Other	4	808	802	—	—	—
Subtotal	14	$11,577	$11,093	—	$—	$—
Total	42	$34,669	$30,355	42	$18,143	$16,514

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The specific reserves for the TDRs described above as of December 31, 2012 and 2011 were $2.5 million and $4.2 million, respectively, and the charge offs for the years ended December 31, 2012 and 2011 were $158 thousand and $3.2 million, respectively.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	1	$268	1	$771
Hotel & Motel	—	—	2	—
Gas Station & Car Wash	1	50	—	—
Industrial & Warehouse	—	—	3	961
Other	1	562	1	294
Commercial Business	3	76	8	422
Subtotal	6	$956	15	$2,448
Acquired Loans:
Real estate - Commercial
Retail	—	$—	—	$—
Hotel & Motel	1	5,990	—	—
Industrial & Warehouse	—	—	—	—
Other	—	—	—	—
Commercial Business	2	143	—	—
Subtotal	3	$6,133	—	$—
	9	$7,089	15	$2,448
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2012 and 2011were $89 thousand and $300 thousand, respectively, and the charge offs for the years ended December 31, 2012 and 2011were $158 thousand and $2.0 million, respectively. Included in the table noted above were two loans and seven loans that subsequently defaulted under their modified terms that were fully charged off during 2012 and 2011, respectively, and the charge off amounts were $130 thousand and $2.6 million for 2012 and 2011, respectively.
The six Legacy Loans that subsequently defaulted in 2012 were modified through payment concession, maturity / amortization concession, or rate concession. The payment concessions were comprised of one Real Estate Commercial - Gas Station & Car Wash loan totaling $50 thousand and one Commercial Business loan. The maturity / amortization concessions were comprised of one Real Estate Commercial - Retail loan totaling $268 thousand and two Commercial Business loans totaling $76 thousand. The rate concession was comprised of one Real Estate Commercial - Other loan totaling $562 thousand.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The three Acquired Loans that subsequently defaulted in 2012 were modified as follows: one Real Estate Commercial - Hotel & Motel loan totaling $6.0 million was modified through a rate concession and two Commercial Business loan totaling $143 thousand were modified through a payment concession and rate concession, respectively.
The fifteen Legacy Loans that subsequently defaulted during 2011 were modified through payment concessions and maturity date / amortization concessions. The payment concessions were comprised of: three Real Estate Commercial - Industrial & Warehouse loans totaling $961 thousand, five Commercial Business loans totaling $397 thousand, one Real Estate Commercial - Other loan totaling $294 thousand, and two Real Estate Commercial - Hotel & Motel loans. The maturity date / amortization concessions were comprised of one Real Estate Commercial - Retail loan totaling $771 thousand and three Commercial Business loan totaling $25 thousand.
We have allocated $6.3 million and $6.4 million of specific reserves to TDRs as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, we did not have any outstanding commitments to extend additional funds to these borrowers.

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
Covered nonperforming assets totaled $0.9 million and $3.6 million at December 31, 2012 and December 31, 2011, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Covered loans on non-accrual status	$489	$—
Covered other real estate owned	393	3,575
Total covered nonperforming assets	$882	$3,575

Acquired covered loans	$72,528	$89,959
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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The change in goodwill during the year is as follows:

	2012	2011	2010
	(In thousands)
Beginning of year	$90,473	$2,509	$2,509
Center acquisition	—	87,964	—
Adjustment	(595)	—	—
Impairment	—	—	—
End of year	$89,878	$90,473	$2,509

The goodwill arising from the Center merger was reduced by a net $595 thousand to $89.9 million due to adjustments of certain acquisition date fair value asset and liability estimates during first quarter 2012. There are a number of estimates made in the acquisition accounting as of the acquisition date that may be subject to revisions during the subsequent one-year measurement period. Due to the immateriality of the revision amount, the Company elected not to retrospectively adjust the

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

acquisition date accounting and instead recorded the adjustments in first quarter 2012. Goodwill is not amortized for book purposes and is not deductible for tax purposes.

The following table provides information regarding the amortizing intangible assets at December 31, 2012 and 2011:

		2012		2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:	Amortization period
Core deposit—IBKNY acquisition	10 years	$1,187	$(1,186)	$1,187	$(1,155)
Core deposit—Asiana Bank acquistion	10 years	1,018	(1,011)	1,018	(970)
Core deposit—KEB, Broadway acquisition	10 years	2,726	(2,703)	2,726	(2,581)
Core deposit—Center Financial Corporation acquisition	7 years	4,100	(1,098)	4,100	(49)
Total		$9,031	$(5,998)	$9,031	$(4,755)
Total amortization expense on deposit premiums was $1.2 million, $357 thousand and $508 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  The estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $897 thousand in 2013, $720 thousand in 2014, $574 thousand in 2015, $427 thousand in 2016, and $281 thousand in 2017.

6.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $1.1 billion and $759.9 million million, respectively. Included in time deposits of $100,000 or more were $300.0 million in California State Treasurer’s deposits at December 31, 2012 and 2011. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2012 and 2011, securities with carrying values of approximately $338.1 million and $368.6 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
At December 31, 2012, the scheduled maturities for time deposits were as follows:

Year Ended December 31

(In thousands)
2013	$1,656,589
2014	107,236
2015	5,714
2016	1,061
2017 and thereafter	160
$1,770,760

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Interest expense on deposits is summarized as follows:

	2012	2011	2010
	(In thousands)
Money market and other	$7,566	$6,322	$6,374
Savings deposits	3,364	2,945	3,274
Time deposits	10,424	10,978	18,234
	$21,354	$20,245	$27,882

7.	BORROWINGS

We maintain a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) against which the Bank may take advances. The borrowing capacity is limited to the lower of 25% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.3 billion at December 31, 2012 and December 31, 2011. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At December 31, 2012 and December 31, 2011, real estate secured loans with a carrying amount of approximately $2.0 billion were pledged as collateral for borrowings from the FHLB. At December 31, 2012 and December 31, 2011, other than FHLB stock, securities totaling $0 and $3.0 million, respectively, were pledged as collateral for borrowings from the FHLB.
At December 31, 2012 and December 31, 2011, FHLB borrowings were $420.7 million and $344.4 million, had a weighted average interest rate of 1.24% and 1.93%, respectively, and had various maturities through December 2017. At December 31, 2012 and December 31, 2011, $66.7 million and $205.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB borrowings as of December 31, 2012 ranged between 0.34% and 3.89%. At December 31, 2012, the Company had a remaining borrowing capacity of $929.7 million.
At December 31, 2012, the contractual maturities for FHLB borrowings were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$129,000	$180,722
Due after one year through five years	291,722	240,000
Due after five years through ten years	—	—
	$420,722	$420,722

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2012, the principal balance of the qualifying loans was $516.7 million and the collateral value of investment securities were $0.4 million, and no borrowings were outstanding against this line.

8.	SUBORDINATED DEBENTURES

At December 31, 2012, 4 wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and 1 wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at December 31, 2012:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at December 31, 2012		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.46%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.19%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.33%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.96%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	12,978	Variable	4.01%	3.19%	*	1/7/2034
TOTAL ISSUANCE		$46,000	$41,846

*
The Center Capital Trust I trust preferred security was assumed in the merger. The remaining discount was $5.6 million at December 31, 2012 and the effective rate of the security, including the effect of the discount accretion, was 5.84% at December 31, 2012.

The Company’s investment in the common trust securities of the issuer trusts of $1.4 million and $2.0 million at December 31, 2012 and December 31, 2011, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2012, all of the $46 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2012, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

9.	INCOME TAXES
A summary of income tax provision (benefit) follows for the years ended December 31:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Current	Deferred	Total
	(In thousands)
2012
Federal	$35,286	$5,579	$40,865
State	7,256	6,289	13,545
	$42,542	$11,868	$54,410
2011
Federal	$4,154	$7,614	$11,768
State	2,810	1,082	3,892
	$6,964	$8,696	$15,660
2010
Federal	$(463)	$(4,906)	$(5,369)
State	473	(3,004)	(2,531)
	$10	$(7,910)	$(7,900)

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2012	2011	2010
Statutory tax rate (benefit)	35%	35%	(35)%
State taxes (benefit)-net of federal tax effect	6%	6	(11)%
CRA investment tax credit	(2)	(3)	(4)
Other	1	(1)	(2)
	40%	37%	(52)%

Deferred tax assets and liabilities at December 31, 2012 and 2011 are comprised of the following:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	2012	2011
	(In thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$34,977	$46,957
Statutory bad debt deduction less than financial statement provision	26,579	28,881
Net operating loss carryforward	3,901	6,901
Capital loss carryforward	—	53
Investment security provision	1,657	1,657
Lease expense	1,321	1,653
State tax deductions	1,771	799
Accrued compensation	116	106
Deferred compensation	600	625
Mark to market on loans held for sale	2,891	2,158
Depreciation	1,362	1,180
Nonaccrual loan interest	782	53
Other real estate owned	463	475
Tax credits	—	—
Non-qualified stock option and restricted unit expense	2,691	1,486
Goodwill	1,053	1,126
Other	1,562	2,072
	81,726	96,182
Deferred tax liabilities:
FHLB stock dividends	(1,095)	(1,428)
Deferred loan costs	(2,724)	(1,439)
State taxes deferred and other	(7,012)	(8,409)
Prepaid expenses	(1,123)	(955)
FDIC loss share receivable	(1,684)	(3,081)
Amortization of intangibles	(529)	(953)
Unrealized gain on securities available for sale	(7,269)	(7,210)
Unrealized gain on interest rate swaps	—	(17)
Unrealized gain on interest only strips	(50)	(33)
	(21,486)	(23,525)
Valuation allowance on capital loss carryforward	—	(53)
Net deferred tax assets:	$60,240	$72,604

At December 31, 2012 and 2011, the Company had capital loss carryforwards of $0 and $53 thousand, respectively. The Company has evaluated the available evidence supporting the realization of its deferred tax assets and determined that it is not more likely than not that the Company would generate future capital gains to offset the capital loss carryforwards, and accordingly, the Company has recorded a valuation allowance against the capital loss carryforwards of $53 thousand in 2011. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets,

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Based on the analysis, the Company has determined that except for the valuation allowance against the capital loss carryforwards of $53 thousand in 2011, a valuation allowance for deferred tax assets was not required as of December 31, 2012 and 2011.
A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(In thousands)
2012
Nara Ownership Change	$—	N/A	$—	$124	2016	$83
Korea First Bank of New York	3,476	2019	497	—	N/A	—
Asiana	798	2015	348	723	2014	348
Center Bank Net Operating Loss	—	N/A	N/A	26,817	2031	13,356
Total	$4,274		$845	$27,664		$13,787

2011
Nara Ownership Change	$—	N/A	$—	$124	2016	$83
Korea First Bank of New York	3,973	2019	497	—	N/A	—
Asiana	1,146	2015	348	723	2014	348
Nara Bank Net Operating Loss	—	N/A	N/A	12,539	2031	$12,539
Center Bank Net Operating Loss	—	N/A	N/A	37,394	2031	$13,356
Total	$5,119		$845	$50,780		$26,326

For the 2010 and 2011 tax years, the state of California suspended the utilization of Net Operating Losses (“NOLs”). Suspended NOLs are allowed additional carryover period of one year. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2008. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under examination by Federal Internal Revenue Service for the 2009 and 2010 tax years. While the outcome of the examination is unknown, the Company expects no material adjustments. New York City 2007, 2008, and 2009 examinations and California 2007 and 2008 examinations were concluded with no material adjustments.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Balance at January 1,	$569	$276
Additions based on tax positions related to the current year	219	101
Additions based on tax positions related to the prior year	(40)	192
Balance at December 31,	$748	$569

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The total amount of unrecognized tax benefits was $748 thousand at December 31, 2012 and $569 thousand at December 31, 2011 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $520 thousand and $420 thousand at December 31, 2012 and 2011, respectively. The amount of unrecognized tax benefits increased due to the current year accrual of $219 thousand offset by a reduction in accrual of $40 thousand for prior years in connection with the outcome of the California 2007 and 2008 examinations. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $52 thousand and $77 thousand for interest and penalties accrued at December 31, 2012 and 2011, respectively.

10.	STOCK-BASED COMPENSATION

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
Under the 2007 and 2006 plans 2,638,549 shares were available for future grants as of December 31, 2012.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.For the year ended December 31, 2012, 497,942 shares of performance unit awards were granted under the 2007 and 2006 Plans. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2012, 2011 and 2010,no options were granted, respectively.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the year ended 2012:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2012	850,011	$16.17
Exercised	(48,149)	6.69
Forfeited	(4,681)	23.71
Outstanding - December 31, 2012	797,181	$16.70	2.66	$697,000
Options exercisable - December 31, 2012	783,513	$16.84	2.53	$657,000
Unvested options expected to vest after December 31, 2012	13,668	$8.64	9.75	$40,000

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the year ended 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2012	52,480	$7.42	8.98
Granted	497,942	10.42
Vested	(15,140)	4.16
Forfeited	(23,649)	9.87
Outstanding - December 31, 2012	511,633	$10.18	9.03

The total fair value of performance units vested for the year ended December 31, 2012, 2011, and 2010 was $160 thousand and $96 thousand, and $100 thousand respectively.
The amount charged against income, before income tax benefit of $1.1 million, $16 thousand, and $124 thousand, in relation to the stock-based payment arrangements, was $2.6 million, $103 thousand and $376 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $2.7 million, and is expected to be recognized over a remaining weighted average vesting period of 1.79 years.
The estimated annual stock-based compensation expense as of December 31, 2012 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)

For the year ended December 31:
2013	$1,361
2014	610
2015	589
2016	96
2017	7
Total	$2,663

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows key executives of the Company additional deferment of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. In May 2004, Center Bank approved Center Bank Executive Deferred Compensation Plan and BBCN has assumed and renamed the plan as the BBCN Bank Executive Deferred Compensation Plan. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2012 and 2011 amounted to $1.5 million, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $37 thousand, $54 thousand and $42 thousand for 2012, 2011 and 2010, respectively.
In 2008, the Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only three NEOs are currently participating in the LTIP. The Company accrued $90 thousand and $70 thousand in 2012 and 2011, respectively. There was no accrued expense in 2010 as the Company did not meet the required performance goals in 2010.
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
401(k) Savings Plan—In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The plan requires the Bank to match 100% up to 3% of employee deferrals and 75% of the next 2% of employee deferrals for an additional contribution of up to 1.5% during the plan year. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan and expense amounted to approximately $1.3 million, $591 thousand and $0 for 2012, 2011 and 2010, respectively. Effective September 7, 2009, the Company had amended the Plan to discontinue the safe harbor employer matching contributions. The safe harbor election and employer matching contributions were reinstated effective January 1, 2011. Pursuant to the merger, the 401(k) plans of Nara Bank and Center Bank were merged and the matching was increased to the current rate of 100% up to 3% of employee deferred and 75% of the next 2% of the employee deferral effective January 1, 2012.
Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased 0, 11,638 and 10,259 shares of its common stock for the ESOP in 2012, 2011 and 2010, respectively. The Company’s contribution and expense to the ESOP was approximately $250 thousand, $100 thousand and $100 thousand for 2012, 2011 and 2010, respectively. The 2012 ESOP contribution of $250 thousand was used to purchase shares of its company stock in January 2013. The ESOP trustee inadvertently delayed executing the Company's instructions to purchase shares before the end of the year. As of December 31, 2012 and 2011, the ESOP held 150,455 and 152,358 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.
Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2012, 2011 and 2010, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 1,903, 22,053 and 5,843 shares, respectively. During 2012, 2011 and 2010, no shares were added to the ESOP plan from dividend reinvestments.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.	COMMITMENTS AND CONTINGENCIES
The Company leases its premises under non-cancelable operating leases, and at December 31, 2012, the future minimum rental commitments under these leases are as follows:

(In thousands)
2013	$8,922
2014	8,302
2015	7,617
2016	6,352
2017	5,417
Thereafter	19,735
$56,345

Operating lease expense recorded under such leases in 2012, 2011 and 2010 amounted to approximately $9.0 million, $8.6 million and $6.6 million, respectively.
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2012, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2012 and 2011, the Company recorded an accrued liability of $220 thousand and $400 thousand, for litigation settlements.
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
Commitments at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(In thousands)
Commitments to extend credit	$690,917	$458,096
Standby letters of credit	39,176	29,028
Other commercial letters of credit	51,257	49,457
	$781,350	$536,581

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2012 and 2011.
The Company has received communications from the Small Business Administration ("SBA") asserting that the SBA is entitled to receive from BBCN a portion of the amounts to be paid to BBCN by the FDIC in respect of SBA loans that are covered by the FDIC loss share agreements. The amounts claimed by the SBA with respect to covered SBA loans are based on the SBA's guarantee percentage of the individual covered loans referred to in the communications. An aggregate of $55 million of SBA loans were subject to the loss share agreements at inception; however, to date the SBA has only requested monies related to two loans BBCN disagrees with the SBA's position. The discussions with the SBA regarding this matter are at an early stage and BBCN is not presently able to determine the probable outcome.

13.	FAIR VALUE MEASURMENTS

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
Loans held for sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales (Level 2 inputs), if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs) or may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 3 inputs). These appraisals may utilize a

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

single valuation approach or a combination of approaches including the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$249,373	$—	$249,373	$—
GSE mortgage-backed securities	415,925	—	415,925	—
Trust preferred security	4,502	—	4,502	—
Municipal bonds	4,506	—	4,056	—
Mutual funds	14,710	14,710	—	—

There were no transfers between Level 1, 2 and 3 during the period ended December 31, 2012.

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Treasury	$300	$—	$300	$—
GSE collateralized mortgage obligations	227,836	—	227,836	—
GSE mortgage-backed securities	487,754	—	487,754	—
Trust preferred security	4,348	—	4,348	—
Municipal bonds	5,764	—	5,764	—
Mutual funds	14,918	14,918	—	—
Derivatives - Interest rate caps	9	—	9	—

Fair value adjustments for interest rate caps resulted in a net expense of $9 thousand for the year ended December 31, 2012 and $157 thousand for the year ended December 31, 2011.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$4,443	$—	$4,443	$—
Commercial business	1,164	—	1,164	—
Loans held for sale, net	803	—	803	—
Other real estate owned	2,636	—	2,636	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$15,485	$—	$—	$15,485
Commercial business	6,360	—	—	6,360
Loans held for sale, net	6,901	—	6,901	—
Other real estate owned	3,471	—	—	3,471

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2012 and 2011 are summarized below:

	For the year ended December 31,
	2012	2011
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$1,169	$(19,430)
Commercial business	(3,809)	(213)
Loans held for sale, net	(2,004)	(16,093)
Other real estate owned	(2,786)	(3,239)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$312,916	$312,916	Level 1
Term federal funds sold	—	—	Level 1
Loans held for sale	51,635	57,856	Level 2
Loans receivable—net	4,229,311	4,591,685	Level 3
Federal Home Loan Bank stock	22,495	N/A	N/A
Accrued interest receivable	12,117	12,117	Level 2
FDIC loss share receivable	5,797	5,797	Level 3
Customers’ liabilities on acceptances	10,493	10,493	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,184,285	$1,184,285	Level 2
Saving and other interest bearing demand deposits	1,428,990	1,428,990	Level 2
Time deposits	1,770,760	1,772,778	Level 2
Borrowings from Federal Home Loan Bank	420,722	425,107	Level 2
Subordinated debentures	41,846	32,218	Level 2
Accrued interest payable	4,355	4,355	Level 2
Bank’s liabilities on acceptances outstanding	10,493	10,493	Level 2
	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$300,110	$300,110
Term federal funds sold	40,000	40,000
Loans held for sale	42,407	43,782
Loans receivable—net	3,676,874	3,933,710
Federal Home Loan Bank stock	27,373	N/A
Accrued interest receivable	13,439	13,439
FDIC loss share receivable	10,819	10,819
Customers’ liabilities on acceptances	10,515	10,515
Financial Liabilities:
Noninterest-bearing deposits	984,350	984,350
Saving and other interest bearing demand deposits	1,435,441	1,435,441
Time deposits	1,521,101	1,532,152
Borrowings from Federal Home Loan Bank	344,402	349,311
Subordinated debentures	52,102	53,757
Accrued interest payable	6,519	6,519
Bank’s liabilities on acceptances outstanding	10,515	10,515

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2012 and December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2012 and December 31, 2011, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share.
In June 2012, the Company redeemed $67 million and $55 million of the aforementioned Series A and Series B Preferred Stock, respectively.
On August 8, 2012, we purchased from the Treasury Department, the outstanding warrant dated November 21, 2008 relating to 521,266 shares of the Company's common stock, at a purchase price of $2.2 million. We have not reached agreement with the Treasury Department regarding repurchase of the warrant for the purchase of 337,480 shares of the Company's common stock that we issued in connection with our merger with Center Financial.
The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
Company	$746,396	16.2%	$369,417	8.0%	N/A	N/A
Bank	$725,655	15.7%	$369,134	8.0%	$461,417	10.0%
Tier I capital (to risk-weighted assets):
Company	$688,422	14.9%	$184,708	4.0%	N/A	N/A
Bank	$667,725	14.5%	$184,567	4.0%	$276,850	6.0%
Tier I capital (to average assets):
Company	$688,422	12.8%	$215,861	4.0%	N/A	N/A
Bank	$667,725	12.4%	$215,813	4.0%	$269,767	5.0%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total capital (to risk-weighted assets):
Company	$784,054	19.4%	$323,144	8.0%	N/A	N/A
Bank	$721,551	17.9%	$322,891	8.0%	$403,613	10.0%
Tier I capital (to risk-weighted assets):
Company	$733,319	18.2%	$161,572	4.0%	N/A	N/A
Bank	$670,855	16.6%	$161,445	4.0%	$242,168	6.0%
Tier I capital (to average assets):
Company	$733,319	19.8%	$148,044	4.0%	N/A	N/A
Bank	$670,855	18.1%	$148,038	4.0%	$185,048	5.0%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15.	EARNINGS PER SHARE ("EPS")
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2012, 2011 and 2010, stock options and restricted shares awards for approximately 559,000, 414,000 and 533,000 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 338,000, 859,000 and 521,000 shares of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the year ended ended December 31, 2012, 2011 and 2010, respectively.
The following table shows the computation of basic and diluted EPS for the years ended December 31, 2012, 2011 and 2010:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
2012
Net income as reported	$83,223
Less: preferred stock dividends and accretion of preferred stock discount	(5,640)
Basic EPS - common stock	$77,583	78,012,253	$0.99
Effect of Dilutive Securities:
Stock Options and Performance Units		78,863
Common stock warrants		—
Diluted EPS - common stock	$77,583	78,091,116	$0.99
2011
Net income as reported	$27,115
Less: preferred stock dividends and accretion of preferred stock discount	(4,568)
Basic EPS - common stock	$22,547	42,187,110	$0.53
Effect of Dilutive Securities:
Stock Options and Performance Units		23,490
Common stock warrants		—
Diluted EPS - common stock	$22,547	42,210,600	$0.53
2010
Net income as reported	$(7,239)
Less: preferred stock dividends and accretion of preferred stock discount	(4,291)
Basic EPS - common stock	$(11,530)	37,919,340	$(0.30)
Effect of Dilutive Securities:		—
Stock Options and Performance Units		—
Common stock warrants		—
Diluted EPS - common stock	$(11,530)	37,919,340	$(0.30)

16.DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

These interest rate cap agreements are considered “free-standing” due to non-designation of a hedge relationship to any of its financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. At December 31, 2012, the aggregate fair value of the outstanding interest rate caps was $0, and we recognized mark-to-market losses on valuation of $9 thousand for the year ended December 31, 2012.
At December 31, 2012 and December 31, 2011, summary information about these interest-rate caps is as follows:

	December 31, 2012		December 31, 2011
Notional amounts	$50	million	$50	million
Weighted average pay rates	N/A		N/A
Weighted average receive rates	N/A		N/A
Weighted average maturity	0.16 years		1.16 years
Fair value of combined interest rate caps	$—		$9	thousand

The effect of derivative instruments on the Consolidated Statement of Income for the year ended December 31, 2012 and 2011 are as follows:

		Year Ended December 31,
		2012	2011
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$(9)	$(157)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Interest income	$68,555	$66,943	$65,455	$66,932
Interest expense	7,696	7,441	7,224	7,286
Net interest income before provision for loan losses	60,859	59,502	58,231	59,646
Provision for loan losses	2,600	7,182	6,900	2,422
Net interest income after provision for loan losses	58,259	52,320	51,331	57,224
Non-interest income	11,645	10,222	7,664	9,859
Non-interest expense	30,435	31,077	28,770	30,609
Income before income tax provision	39,469	31,465	30,225	36,474
Income tax provision	15,535	12,101	11,827	14,947
Net income	$23,934	$19,364	$18,398	$21,527
Dividends and discount accretion on preferred stock	$(1,869)	$(3,771)	$—	$—
Net income available to common stockholders	$22,065	$15,593	$18,398	$21,527

Basic earnings per common share	$0.28	$0.20	$0.24	$0.28
Diluted earnings per common share	$0.28	$0.20	$0.24	$0.28

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2011
Interest income	$37,194	$37,294	$38,927	$48,480
Interest expense	8,311	7,963	7,874	7,929
Net interest income before provision for loan losses	28,883	29,331	31,053	40,551
Provision for loan losses	5,262	10,047	3,483	9,147
Net interest income after provision for loan losses	23,621	19,284	27,570	31,404
Non-interest income	4,510	7,684	4,258	6,678
Non-interest expense	16,695	16,886	16,817	31,836
Income before income tax provision	11,436	10,082	15,011	6,246
Income tax provision	4,690	3,764	5,196	2,010
Net income	$6,746	$6,318	$9,815	$4,236
Dividends and discount accretion on preferred stock	$(1,075)	$(1,075)	$(1,077)	$(1,341)
Net income available to common stockholders	$5,671	$5,243	$8,738	$2,895

Basic earnings per common share	$0.15	$0.14	$0.23	$0.05
Diluted earnings per common share	$0.15	$0.14	$0.23	$0.05

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated financial statements of only the parent company, BBCN Bancorp, Inc., as of December 31, 2012 and 2011:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(In thousands)
ASSETS:
Cash and cash equivalents	$19,142	$66,491
Other assets	5,477	5,553
Investment in bank subsidiary	769,718	778,234
TOTAL ASSETS	$794,337	$850,278
LIABILITIES:
Other borrowings	$41,846	$52,102
Accounts payable and other liabilities	1,387	2,236
Total liabilities	43,233	54,338
STOCKHOLDERS’ EQUITY	751,104	795,940
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$794,337	$850,278

STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest income	$—	$—	$13
Interest expense	2,064	1,906	1,851
Dividends from bank subsidiary	—	—	—
Other operating expense	7,147	5,024	2,263
Equity in earnings (losses) of bank subsidiary	88,793	31,508	(5,574)
Income (loss) before income tax benefit	79,582	24,578	(9,675)
Income tax benefit	(3,641)	(2,537)	(2,436)
Net income (loss)	$83,223	$27,115	$(7,239)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$83,223	$27,115	$(7,239)
Adjustments to reconcile net income to net cash from operating activities:
Amortization	163	20	20
Stock-based compensation expense	1,009	8	52
Change in other assets	(342)	(1,276)	(730)
Change in accounts payable and other liabilities	207	(238)	479
Equity in undistributed loss (earnings) of bank subsidiary	10,207	(31,508)	5,574
Net cash from operating activities	94,467	(5,879)	(1,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	—	3,438	—
Investment in bank subsidiary	—	—	—
Net cash from investing activities	—	3,438	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional common stock	—	59,869	—
Issuance of additional stock pursuant to various stock plans	322	524	1,150
Tax effect on issuance of shares from stock plan	—	139	35
Redemption of subordinated debenture	(10,400)
Redemption of preferred stock	(122,000)
Redemption of common stock warrant	(2,189)
Payments of cash dividends	(7,549)	(3,350)	(3,351)
Net cash from financing activities	(141,816)	57,182	(2,166)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(47,349)	54,741	(4,010)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	66,491	11,750	15,760
CASH AND CASH EQUIVALENTS, END OF YEAR	$19,142	$66,491	$11,750

19.	SUBSEQUENT EVENTS
Effective January 14, 2013, the Company and Alvin D. Kang, the Chief Executive Officer of the Company and the Bank, agreed to a separation of Mr. Kang from the Company and the Bank with a separation date of January 31, 2013. In connection with his departure, Mr. Kang and the Company entered into a Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Kang has received his salary and accrued vacation through January 31, 2013 and a $675,000 separation payment in February 2013. Mr. Kang will also receive, among other things, a cash bonus under the Company’s Performance Incentive Plan of $119,500 for the portion of 2012 following the repayment to the United States Treasury by the Company of TARP capital; a $40,000 credit in respect of 2012 to Mr. Kang’s deferral account under the Company’s Long Term Cash Incentive Program; and an extension until July 29, 2015 of Mr. Kang’s right to exercise 80,000 vested options of the Company’s stock at $15.54 per share.
In consideration of these benefits, Mr. Kang provided a general release of claims against the Company and its affiliates arising out of his employment and agreed not to solicit employees of the Company for an eighteen-month period following his separation from the Company.
On February 15, 2013, the Company acquired Pacific International Bancorp ("PIB"), a Seattle-based company, pursuant to an Agreement and Plan of Merger, dated October 22, 2012. Pacific International had total assets of approximately $185 million, including $146 million of gross loans and $144 million in deposits. We assumed $4.1 million in trust preferred securities which we plan to redeem on June 30, 2013, the first available redemption date. Concurrent with the acquisition, we redeemed $6.5 million of PIB's senior preferred stock and accrued dividends of $975,000. PIB's primary subsidiary, Pacific International Bank, a Washington state-chartered bank, had four bank locations in the Seattle metropolitan area. With the completion of the transaction, the Company has six branches in the Seattle area.