Form 10-Q
period 2013-03-31
BBCN BANCORP INC
filed 2013-05-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 6, 2013, there were 78,981,401 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Information
Certain matters discussed in this report may constitute forward-looking statements under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because our business involves inherent risks and uncertainties. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see "Part II, Item 1A. Risk Factors" contained herein and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$73,125	$88,506
Interest-earning deposit at the Federal Reserve Bank (the "FRB")	207,688	224,410
Total cash and cash equivalents	280,813	312,916
Securities available for sale, at fair value	717,441	704,403
Loans held for sale, at the lower of cost or fair value	48,941	51,635
Loans receivable, net of allowance for loan losses (March 31, 2013 - $73,268; December 31, 2012 - $66,941)	4,426,778	4,229,311
Other real estate owned ("OREO"), net	8,419	2,698
Federal Home Loan Bank ("FHLB") stock, at cost	24,308	22,495
Premises and equipment, net of accumulated depreciation and amortization (March 31, 2013 - $23,198; December 31, 2012 - $22,201)	22,960	22,609
Accrued interest receivable	13,271	12,117
Deferred tax assets, net	65,298	60,240
Customers’ liabilities on acceptances	12,200	10,493
Bank owned life insurance	44,079	43,767
Investments in affordable housing partnerships	12,641	13,164
Goodwill	93,404	89,878
Other intangible assets, net	3,401	3,033
Prepaid FDIC insurance	7,157	7,574
FDIC loss share receivable	4,386	5,797
Other assets	48,100	48,531
Total assets	$5,833,597	$5,640,661

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$1,182,509	$1,184,285
Interest bearing:
Money market and NOW accounts	1,269,388	1,248,304
Savings deposits	192,208	180,686
Time deposits of $100,000 or more	1,237,366	1,088,611
Other time deposits	674,203	682,149
Total deposits	4,555,674	4,384,035
FHLB advances	421,632	420,722
Subordinated debentures	45,996	41,846
Accrued interest payable	4,325	4,355
Acceptances outstanding	12,200	10,493
Other liabilities	21,495	28,106
Total liabilities	5,061,322	4,889,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2013 and December 31, 2012; issued and outstanding, 78,812,140 and 78,041,511 shares at March 31, 2013 and December 31, 2012, respectively	79	78
Additional paid-in capital	535,091	525,354
Retained earnings	230,149	216,590
Accumulated other comprehensive income, net	6,956	9,082
Total stockholders’ equity	772,275	751,104
Total liabilities and stockholders’ equity	$5,833,597	$5,640,661

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$63,029	$63,419
Interest on securities	3,427	4,909
Interest on federal funds sold and other investments	287	227
Total interest income	66,743	68,555
INTEREST EXPENSE:
Interest on deposits	5,408	5,403
Interest on FHLB advances	1,224	1,626
Interest on other borrowings	395	667
Total interest expense	7,027	7,696
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	59,716	60,859
PROVISION FOR LOAN LOSSES	7,506	2,600
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	52,210	58,259
NON-INTEREST INCOME:
Service fees on deposit accounts	2,875	3,160
International service fees	1,238	1,224
Loan servicing fees, net	969	1,337
Wire transfer fees	816	741
Other income and fees	1,249	1,340
Net gains on sales of SBA loans	2,694	2,963
Net gains on sales of other loans	43	—
Net gains on sales of securities available for sale	54	816
Net valuation gains on interest rate swaps and caps	—	3
Net gains on sales of OREO	2	61
Total non-interest income	9,940	11,645
NON-INTEREST EXPENSE:
Salaries and employee benefits	16,332	14,079
Occupancy	4,011	3,646
Furniture and equipment	1,573	1,218
Advertising and marketing	1,273	1,458
Data processing and communications	1,644	1,611
Professional fees	1,301	613
FDIC assessments	694	1,037
Credit related expenses	1,715	2,180
Merger and integration expense	1,305	1,773
Other	3,427	2,820
Total non-interest expense	33,275	30,435
INCOME BEFORE INCOME TAX PROVISION	28,875	39,469
INCOME TAX PROVISION	11,414	15,535
NET INCOME	$17,461	$23,934
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$—	$(1,869)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,461	$22,065
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.28
Diluted	$0.22	$0.28
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$17,461	$23,934
Other comprehensive income:
Unrealized loss on securities available for sale and interest only strips	(3,653)	(312)
Reclassification adjustments for gains realized in income (1)	(54)	(816)
Tax benefit	(1,581)	(474)
Change in unrealized gain on securities available for sale and interest only strips	(2,126)	(654)

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	—	(11)
Tax benefit	—	(4)
Change in unrealized gain on interest-rate caps, net of tax	—	(7)

Total other comprehensive loss	(2,126)	(661)
Total comprehensive income	$15,335	$23,273

(1)	Reclassification adjustments realized in income were included in net gains on sales of securities available for sale.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2012	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Issuance of additional shares pursuant to various stock plans		12,139		81
Stock-based compensation				398
Preferred stock cash dividends accrued (5%)					(1,525)
Accretion of preferred stock discount	344				(344)
Comprehensive income:
Net income					23,934
Other comprehensive loss						(661)
BALANCE, MARCH 31, 2012	$119,694	77,996,391	$78	$525,123	$164,974	$8,297

BALANCE, JANUARY 1, 2013	$—	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bank		663,843	1	8,640
Issuance of additional shares pursuant to various stock plans		106,786		414
Tax effect of stock plans				(26)
Stock-based compensation				709
Cash dividend declared on common stock ($0.05 per share)					(3,902)
Comprehensive income:
Net income					17,461
Other comprehensive loss						$(2,126)
BALANCE, MARCH 31, 2013	$—	78,812,140	$79	$535,091	$230,149	$6,956

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,461	$23,934
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(2,717)	2,023
Stock-based compensation expense	709	398
Provision for loan losses	7,506	2,600
Valuation adjustment of loans held for sale	—	668
Valuation adjustment of OREO	115	390
Proceeds from sales of loans	29,144	37,904
Originations of loans held for sale	(23,713)	(43,822)
Net gains on sales of SBA and other loans	(2,737)	(2,963)
Net change in bank owned life insurance	(312)	(305)
Net gains on sales of securities available for sale	(54)	(816)
Net gains on sales of OREO	(2)	(61)
Net valuation gains on interest rate swaps and caps	—	(3)
Change in accrued interest receivable	(730)	1,186
Change in deferred income taxes	1,524	6,058
Change in prepaid FDIC insurance	614	960
Change in investments in affordable housing partnership	523	513
Change in FDIC loss share receivable	1,411	(27)
Change in other assets	675	(5,227)
Change in accrued interest payable	(104)	(34)
Change in other liabilities	(9,836)	12,197
Net cash provided by operating activities	19,477	35,573
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(69,771)	(1,028)
Proceeds from sales of securities available for sale	6,636	1,883
Proceeds from sales of OREO	849	2,066
Proceeds from matured term federal funds	—	40,000
Proceeds from sales of equipment	—	3
Purchase of premises and equipment	(1,671)	(752)
Purchase of securities available for sale	(69,821)	—
Purchase of FRB stock	—	1,309
Redemption of FHLB stock	16	—
Purchase of term federal funds	—	(20,000)
Proceeds from matured or paid-down securities available for sale	52,488	39,334
Net cash received from acquisition	25,968	—
Redemption of preferred stock upon the acquisition	(7,475)	—
Net cash used in investing activities	(62,781)	62,815
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	28,412	(20,428)
Cash dividends paid on Preferred Stock	—	(1,410)
Proceeds from FHLB advances	90,000	—
Repayment of FHLB advances	(103,697)	(11,062)
Cash dividends paid on Common Stock	(3,902)	—
Issuance of additional stock pursuant to various stock plans	388	81
Net cash used in financing activities	11,201	(32,819)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,103)	65,569
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	312,916	300,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,813	$365,679
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,057	$7,730
Income taxes paid	$16,291	$(4,250)
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$1,985	$412
Non-cash goodwill adjustment, net	$—	$591
Pacific International Bank Acquisition:
Assets acquired	$178,732	$—
Liabilities assumed	$(165,828)	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp", on a parent-only basis, and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New York, New Jersey, Washington and Illinois, as well as loan production offices in the Atlanta, Dallas, Denver, Northern California and Seattle markets. The Company is a corporation organized under the laws of Delaware and a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Condensed Consolidated Statement of Financial Condition as of December 31, 2012 which was derived from audited financial statements included in the Company's 2012 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly-owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation.
The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at March 31, 2013 and the results of operations for the three months then ended. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, the determination of the carrying value for cash surrender value of life insurance, the determination of the carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments, the valuation of servicing assets, and the determination of the fair values of acquired assets and liabilities including the fair value of loans acquired with credit deterioration.
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company's 2012 Annual Report on Form 10-K.
Recent Accounting Pronouncements:
FASB ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” - ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The Company adopted ASU 2013-02 for the reporting period ending March 31, 2013, and its adoption did not have a material effect on the Company's consolidated financial statements.

3.	Business Combinations
The Company applies the acquisition method of accounting for business combinations under ASC 805 - Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred as merger and integration expenses.

Pacific International Bancorp
On February 15, 2013, the Company completed the acquisition of Pacific International Bancorp, Inc. ("PIB"), a Seattle based company, pursuant to an Agreement and Plan of Merger, dated October 22, 2012. The Company acquired PIB in order to increase the Company's presence in terms of branch offices and deposit market share in the Seattle market. PIB's primary subsidiary, Pacific International Bank, a Washington state-chartered bank, operated four bank branches in the Seattle metropolitan area.
In connection with the acquisition, the consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued	$8,437
Cash in lieu of fractional shares paid to PIB stockholders	1
Redemption of Preferred Stock	7,475
Total consideration paid	$15,913

Assets Acquired:
Cash and cash equivalents	$25,968
Investment securities available for sale	7,810
Loans, net	131,589
FRB and FHLB stock	1,829
OREO	3,418
Deferred tax assets, net	5,000
Other assets	3,118
Liabilities Assumed:
Deposits	(143,665)
Borrowings	(14,698)
Subordinated debentures	(4,108)
Other liabilities	(3,874)
Total identifiable net assets	$12,387
Excess of consideration paid over fair value of net assets acquired (goodwill)	$3,526

The Company estimated the fair value for most loans acquired from PIB by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, management analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of PIB’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value. The loans acquired with deteriorated credit quality from PIB as of February 15, 2013 are as follows:

(In thousands)
Contractually required principal and interest at acquisition	$54,462
Contractual cash flows not expected to be collected (nonaccretable discount)	9,687
Expected cash flows at acquisition	44,775
Interest component of expected cash flows (accretable discount)	4.945
Fair value of acquired loans	$39,830
The fair value of savings and transactional deposit accounts acquired from PIB was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by comparing the contractual cost of the the portfolio to an identical portfolio bearing current market rates. The projected cash flows from maturing certificates were calculated based on contractual rates. The fair value of the certificates of deposit was calculated by discounting their contractual cash flows at a market rate for a certificate of deposit with a corresponding maturity
The fair value of borrowings assumed was determined by estimating projected future cash outflows and discounting them at a market rate of interest.
The fair value of the net deferred tax assets acquired from PIB is provisional as of March 31, 2013, and adjustments to the provisional amount may occur during the measurement period as the Company obtains additional information about the facts and circumstances that existed as of the acquisition date.
The $3.5 million of goodwill recognized in the PIB acquisition represents the future economic benefit arising from the acquisition including: the creation of a platform that can support future operations and strengthening the Company's existing presence in the Pacific Northwest market. Goodwill is not amortized for book purposes and is not deductible for tax purposes.

For the three months ended March 31, 2013
(In thousands)
Balance, beginning of period	$89,878
Acquired goodwill	3,526
Impairment	—
Balance, end of period	$93,404

The operating results of PIB from the date of acquisition through March 31, 2013 are included in the Condensed Consolidated Statement of Income for 2013 and are not material to the total consolidated operating results for the three month period ended March 31, 2013 and, consequently, no pro forma information is presented. Direct costs related to the acquisition were expensed as incurred as merger related expenses. The Company incurred $1.3 million in PIB acquisition related expenses during three months ended March 31, 2013. These expenses were comprised of salaries and benefits, occupancy expenses, professional services, and other non-interest expense.

4.	Stock-Based Compensation
The Company has a stock-based incentive plan, the 2007 BBCN Bancorp Equity Incentive Plan (the “2007 Plan”). The 2007 Plan, approved by our stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
ISOs, SARs and NQSOs have vesting periods of three to five years and have 10-year contractual terms. Restricted stock, performance shares, and performance units will be granted with a restriction period of not less than one year from the grant date for performance-based awards and not more than three years from the grant date for time-based vesting of grants. Compensation expense for awards is recognized over the vesting period.
The Company has another stock-based incentive plan, the Center Financial Corporation 2006 Stock Incentive Plan, adopted April 12, 2006, as amended and restated June 13, 2007 (the "2006 Plan"), which was assumed by the Company during the merger with Center Bank.
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
Under the 2007 and 2006 Plans 2,649,025 shares were available for future grants as of March 31, 2013.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 and 2006 Plans. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	797,805	$16.70
Granted	—	—
Exercised	(48,000)	8.64
Forfeited	—	—
Outstanding - March 31, 2013	749,805	$17.21	2.56	$856,000
Options exercisable - March 31, 2013	741,805	$17.31	2.48	$820,000
Unvested options expected to vest after March 31, 2013	8,000	$8.64	9.51	$36,000

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding - January 1, 2013	512,183	$9.78
Granted	5,000	13.15
Vested	(58,740)	9.40
Forfeited	(16,650)	10.42
Outstanding - March 31, 2013	441,793	$9.84	8.81

The total fair value of performance units vested for the three months ended March 31, 2013 and 2012 was $718 thousand and $0, respectively.

The amount charged against income related to stock-based payment arrangements was $709 thousand and $398 thousand, before income tax benefit of $67 thousand and $169 thousand, for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $2.0 million, and is expected to be recognized over a remaining weighted average vesting period of 1.83 years.
The estimated annual stock-based compensation expense as of March 31, 2013 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)
Remainder of 2013	$651
For the year ended December 31:
2014	610
2015	589
2016	96
2017	7
Total	$1,953

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2013 and 2012, stock options and restricted shares awards for approximately 565,000 shares and 564,000 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 18,045 shares and 337,480 of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three months ended March 31, 2013 and 2012.
The following table shows the computation of basic and diluted EPS for the three ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013			2012
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$17,461			$23,934
Less: preferred stock dividends and accretion of preferred stock discount	—			(1,869)
Basic EPS - common stock	$17,461	78,389,434	$0.22	$22,065	77,987,342	$0.28
Effect of Dilutive Securities:
Stock Options and Performance Units		79,311			73,323
Common stock warrants		11,926			41,153
Diluted EPS - common stock	$17,461	78,480,671	$0.22	$22,065	78,101,818	$0.28

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
GSE collateralized mortgage obligations*	$299,271	$4,451	$(1,138)	$302,584
GSE mortgage-backed securities*	381,570	9,150	(994)	389,726
Trust preferred securities	4,505	—	(573)	3,932
Municipal bonds	5,706	575	—	6,281
Total debt securities	691,052	14,176	(2,705)	702,523
Mutual funds - GSE mortgage related securities	14,710	208	—	14,918
	$705,762	$14,384	$(2,705)	$717,441

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
GSE collateralized mortgage obligations*	$249,373	$5,649	$(110)	$254,912
GSE mortgage-backed securities*	415,925	10,277	(662)	425,540
Trust preferred securities	4,502	—	(665)	3,837
Municipal bonds	4,506	612	—	5,118
Total debt securities	674,306	16,538	(1,437)	689,407
Mutual funds - GSE mortgage related securities	14,710	286	—	14,996
	$689,016	$16,824	$(1,437)	$704,403

*	Government Sponsored Enterprises (GSE) investments were issued by GNMA, FNMA and FHLMC and are all residential mortgage-backed investments.
As of March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended March 31, 2013 and 2012, $3.7 million and $1.1 million of gross unrealized losses, respectively, were included in accumulated other comprehensive income during the period. A total of $54 thousand and $816 thousand were reclassified out of accumulated other comprehensive income into earnings for the three months ended March 31, 2013 and 2012, respectively, as a result of securities being sold. The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	For the three months ended March 31,
	2013	2012
	(In thousands)
Proceeds	$6,636	$1,883
Gross gains	54	816
Gross losses	—	—

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	356
Due after five years through ten years	3,883	4,393
Due after ten years	5,988	5,464
GSE collateralized mortgage obligations	299,271	302,584
GSE mortgage-backed securities	381,570	389,726
Mutual funds - GSE mortgage related securities	14,710	14,918
	$705,762	$717,441

Securities with carrying values of approximately $346.0 million and $338.6 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At March 31, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collateralized mortgage obligations	10	$109,327	$(1,138)	—	$—	$—	10	$109,327	$(1,138)
GSE mortgage-backed securities	10	43,668	(925)	3	7,675	(69)	13	51,343	(994)
Trust preferred securities	—	—	—	1	3,932	(573)	1	3,932	(573)
	20	$152,995	$(2,063)	4	$11,607	$(642)	24	$164,602	$(2,705)

	At December 31, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
GSE collateralized mortgage obligations	3	$18,009	$(110)	—	$—	$—	3	$18,009	$(110)
GSE mortgage-backed securities	7	32,406	(597)	3	8,251	(65)	10	40,657	(662)
Trust Preferred securities	—	—	—	1	3,837	(665)	1	3,837	(665)
	10	$50,415	$(707)	4	$12,088	$(730)	14	$62,503	$(1,437)
The Company evaluates securities for other-than-temporary-impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair values of the securities have been less than the cost of the securities, and management's intention to sell, or whether it is more likely than not that management will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The trust preferred securities at March 31, 2013 had an amortized cost of $4.5 million and an unrealized loss of $573 thousand at March 31, 2013. The trust preferred securities are scheduled to mature in May 2047. These securities are rated investment grade and there are no credit quality concerns with the obligor. Certain of the Company's GSE securities were in an unrealized loss position at March 31, 2013. All of the Company's GSE investments have high credit ratings ("AA" grade) upon purchase and there have been no credit rating changes since the purchase. Interest on the trust preferred securities and the GSE securities have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities are deemed to be due to the current market volatility and are not reflective of management’s expectations of its ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities, GSE collateralized mortgage obligations and GSE mortgage-backed securities that are in an unrealized loss position at March 31, 2013.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2013 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that management will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2013	December 31, 2012
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,667	$9,247
Commercial & industrial	3,294,978	3,100,466
Construction	69,087	65,045
Total real estate loans	3,374,732	3,174,758
Commercial business	943,860	921,556
Trade finance	134,393	152,070
Consumer and other	48,881	49,954
Total loans outstanding	4,501,866	4,298,338
Less: deferred loan fees	(1,820)	(2,086)
Gross loans receivable	4,500,046	4,296,252
Less: allowance for loan losses	(73,268)	(66,941)
Loans receivable, net	$4,426,778	$4,229,311

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method ("Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Acquired Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20). The outstanding principal balance and the related carrying amount of the acquired PIB loans included in the statement of financial condition as of March 31, 2013 was $148.7 million and $130.0 million, respectively.

The following table presents changes in the accretable discount on the Acquired Credit Impaired Loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$18,652	$31,999
Additions due to acquisitions during the period	4,945	—
Accretion	(3,446)	(3,561)
Changes in expected cash flows	3,259	1,350
Balance at end of period	$23,410	$29,788

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the Acquired Credit Impaired Loans is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income, 2) indices for variable rates of interest on Acquired Credit Impaired Loans may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	3,069	39	(625)	(129)	5,320	(189)	(3)	24	7,506
Loans charged off	(905)	(183)	(26)	(7)	(151)	(124)	—	(33)	(1,429)
Recoveries of charged offs	40	176	—	16	2	7	—	9	250
Balance, end of period	$43,709	$16,522	$1,698	$538	$9,889	$809	$—	$103	$73,268

	For the three months ended March 31, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2012
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$—	$—	$—	$—	$61,952
Provision (credit) for loan losses	(1,317)	1,627	(23)	548	1,254	477	16	18	2,600
Loans charged off	(1,934)	(1,362)	—	—	(14)	(47)	—	(25)	(3,382)
Recoveries of charged offs	20	645	60	17	303	87	—	7	1,139
Balance, end of period	$35,809	$21,591	$1,823	$1,010	$1,543	$517	$16	$—	$62,309

The following tables disaggregate the allowance for loan losses and the loans receivables by impairment methodology at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$6,121	$2,692	$77	$10	$5,355	$807	$—	$—	$15,062
Collectively evaluated for impairment	37,588	13,830	1,621	528	—	2	—	103	53,672
Acquired Credit Impaired Loans	—	—	—	—	4,534	—	—	—	4,534
Total	$43,709	$16,522	$1,698	$538	$9,889	$809	$—	$103	$73,268

Loans outstanding:
Individually evaluated for impairment	$41,077	$20,912	$6,886	$534	$28,488	$3,351	$—	$784	$102,032
Collectively evaluated for impairment	2,545,220	751,927	127,016	27,247	644,708	116,308	—	17,582	4,230,008
Acquired Credit Impaired Loans	—	—	—	—	115,239	51,362	491	2,734	169,826
Total	$2,586,297	$772,839	$133,902	$27,781	$788,435	$171,021	$491	$21,100	$4,501,866

	December 31, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,723	$3,084	$96	$—	$183	$1,074	$—	$—	$9,160
Collectively evaluated for impairment	36,782	13,406	2,253	658	—	41	3	103	53,246
Acquired Credit Impaired Loans	—	—	—	—	4,535	—	—	—	4,535
Total	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

Loans outstanding:
Individually evaluated for impairment	$37,394	$23,951	$6,199	$536	$17,951	$3,323	$—	$802	$90,156
Collectively evaluated for impairment	2,387,080	729,904	144,173	27,284	628,449	114,621	242	18,257	4,050,010
Acquired Credit Impaired Loans	—	—	—	—	103,884	49,757	1,456	3,075	158,172
Total	$2,424,474	$753,855	$150,372	$27,820	$750,284	$167,701	$1,698	$22,134	$4,298,338
As of March 31, 2013 and December 31, 2012, the liability for unfunded commitments was $802 thousand for both periods. For the three months ended March 31, 2013 and 2012, no provision for credit losses was recognized related to unfunded commitments.

The recorded investment in individually impaired loans was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
With Allocated Allowance
Without charge-off	$72,518	$65,526
With charge-off	1,125	2,599
With No Allocated Allowance
Without charge-off	23,096	17,536
With charge-off	5,293	4,495
Allowance on Impaired Loans	(15,062)	(9,160)
Impaired Loans, net of allowance	$86,970	$80,996

The following tables detail impaired loans (Legacy and Acquired) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and for the year ended December 31, 2012. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of March 31, 2013			For the three months ended March 31, 2013		For the three months ended March 31, 2012
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	7,680	7,885	1,387	6,578	51	2,169	12
Hotel & Motel	12,138	12,138	2,859	10,564	137	19,997	211
Gas Station & Car Wash	1,379	2,194	69	1,635	11	3,827	71
Mixed Use	952	970	276	926	13	3,965	73
Industrial & Warehouse	11,127	11,750	5,485	6,600	6	4,748	58
Other	11,157	12,199	1,400	13,670	159	13,754	100
Real Estate—Construction	—	—	—	—	—	64	—
Commercial Business	22,270	24,686	3,499	24,312	242	23,033	179
Trade Finance	6,886	7,884	77	6,543	73	2,468	7
Consumer and Other	54	54	10	55	1	240	—
	$73,643	$79,760	$15,062	$70,883	$693	$74,265	$711
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,310	2,886	—	1,913	—	1,829	5
Hotel & Motel	6,125	8,715	—	6,168	—	—	—
Gas Station & Car Wash	4,232	6,682	—	2,981	15	883	—
Mixed Use	881	916	—	890	—	—	—
Industrial & Warehouse	4,844	7,766	—	4,618	3	4,985	—
Other	6,057	10,321	—	4,214	39	3,175	8
Real Estate—Construction	1,683	1,683	—	1,697	22	1,710	28
Commercial Business	1,993	3,777	—	1,456	16	13,682	181
Trade Finance	—	—	—	—	—	2,364	41
Consumer and Other	1,264	1,312	—	1,273	5	147	—
	$28,389	$44,058	$—	$25,210	$100	$28,775	$263
Total	$102,032	$123,818	$15,062	$96,093	$793	$103,040	$974

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	As of March 31, 2013			For the three months ended March 31, 2013		For the three months ended March 31, 2012
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,079	2,117	51	1,683	25	111	4
Hotel & Motel	—	—	—	—	—	3,107	—
Gas Station & Car Wash	—	—	—	—	—	142	—
Mixed Use	—	—	—	—	—	—	—
Industrial & Warehouse	10,273	10,870	5,092	5,552	—	—	—
Other	3,146	3,184	212	3,709	62	17	—
Real Estate—Construction	—	—	—	—	—	—
Commercial Business	3,153	3,665	807	3,063	8	299	2
Trade Finance	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—	—
	$18,651	$19,836	$6,162	$14,007	$95	$3,676	$6
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	59	103	—	430	—	—	—
Hotel & Motel	5,929	7,375	—	5,959	—	—	—
Gas Station & Car Wash	1,856	3,001	—	1,315	15	327	—
Mixed Use	—	—	—	—	—	—	—
Industrial & Warehouse	3,399	3,659	—	3,294	3	1,514	—
Other	1,747	4,282	—	1,276	8	831	8
Real Estate—Construction	—	—	—	—	—	—	—
Commercial Business	198	214	—	273	—	600	18
Trade Finance	—	—	—	—	—	—	—
Consumer and Other	784	832	—	793	—	—	—
	$13,972	$19,466	$—	$13,340	$26	$3,272	$26
Total	$32,623	$39,302	$6,162	$27,347	$121	$6,948	$32

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

The table above includes only Acquired Loans that became impaired.

	As of December 31, 2012			For the year ended December 31, 2012
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	5,477	5,610	1,167	3,512	255
Hotel & Motel	8,990	8,995	1,860	17,536	426
Gas Station & Car Wash	1,892	2,440	73	2,908	—
Mixed Use	900	976	250	3,182	—
Industrial & Warehouse	2,074	2,153	567	3,052	66
Other	16,184	16,389	989	14,322	805
Real Estate—Construction	—	—	—	26	—
Commercial Business	26,354	29,073	4,158	25,227	1,252
Trade Finance	6,199	7,173	96	3,510	248
Consumer and Other	55	56	—	119	4
	$68,125	$72,865	$9,160	$73,394	$3,056
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,516	5,404	—	1,602	48
Hotel & Motel	6,212	8,202	—	1,365	—
Gas Station & Car Wash	1,731	4,359	—	1,775	—
Mixed Use	899	923	—	180	—
Industrial & Warehouse	4,392	6,450	—	4,408	160
Other	2,371	6,283	—	2,598	—
Real Estate—Construction	1,710	1,710	—	1,710	111
Commercial Business	920	1,368	—	8,028	18
Trade Finance	—	—	—	946	—
Consumer and Other	1,280	1,316	—	357	20
	$22,031	$36,015	$—	$22,969	$357
Total	$90,156	$108,880	$9,160	$96,363	$3,413

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	As of December 31, 2012			For the year ended December 31, 2012
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,286	1,286	9	920	64
Hotel & Motel	—	—	—	3,676	—
Gas Station & Car Wash	—	—	—	57	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	832	887	2	331	36
Other	4,272	4,461	172	1,711	288
Real Estate—Construction	—	—	—	—	—
Commercial Business	2,974	3,072	1,074	1,625	26
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,364	$9,706	$1,257	$8,320	$414
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	800	840	—	161	48
Hotel & Motel	5,990	7,375	—	1,198	—
Gas Station & Car Wash	774	1,865	—	608	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	3,190	3,302	—	2,005	160
Other	807	3,156	—	993	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	349	681	—	680	15
Trade Finance	—	—	—	—	—
Consumer and Other	802	836	—	160	—
	$12,712	$18,055	$—	$5,805	$223
Total	$22,076	$27,761	$1,257	$14,125	$637

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following tables present the aging of past due loans as of March 31, 2013 and December 31, 2012 by class of loans:

	As of March 31, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (3)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—Residential	$22	$—	$—	$22	$—	$22
Real estate—Commercial
Retail	—	2,272	—	2,272	5,001	7,273
Hotel & Motel	—	—	—	—	195	195
Gas Station & Car Wash	355	—	—	355	2,696	3,051
Mixed Use	—	—	—	—	1,018	1,018
Industrial & Warehouse	221	—	—	221	1,807	2,028
Other	—	—	—	—	1,944	1,944
Real estate—Construction	—	—	—	—	—	—
Commercial business	553	139	—	692	3,972	4,664
Trade finance	—	—	—	—	941	941
Consumer and other	23	—	—	23	—	23
Subtotal	$1,174	$2,411	$—	$3,585	$17,574	$21,159
Acquired Loans: (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	2,447	—	1,574	4,021	60	4,081
Hotel & Motel	4,339	1,505	3,286	9,130	5,929	15,059
Gas Station & Car Wash	3,725	1,198	2,209	7,132	782	7,914
Mixed Use	90	—	244	334	—	334
Industrial & Warehouse	243	—	361	604	13,552	14,156
Other	891	—	3,995	4,886	767	5,653
Real estate—Construction	—	—	6,167	6,167	—	6,167
Commercial business	10,361	806	3,346	14,513	2,678	17,191
Trade finance	58	68	—	126	—	126
Consumer and other	398	271	439	1,108	927	2,035
Subtotal(2)	$22,552	$3,848	$21,621	$48,021	$24,695	$72,716
TOTAL	$23,726	$6,259	$21,621	$51,606	$42,269	$93,875

(1)	The Acquired Loans include Acquired Credit Impaired Loans (ASC 310-30 loans) and Acquired Performing Loans (loans that were pass graded at the time of acquisition).

(2)
The past due and accruing Acquired Loans include Acquired Credit Impaired Loans accounted for under ASC 310-30 of $20.2 million, $3.8 million and $21.6 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.

(3)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.6 million.

	As of December 31, 2012
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (3)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	87	—	—	87	3,316	3,403
Hotel & Motel	—	—	—	—	437	437
Gas Station & Car Wash	359	—	—	359	2,848	3,207
Mixed Use	34	—	—	34	1,799	1,833
Industrial & Warehouse	—	—	—	—	1,950	1,950
Other	—	115	—	115	2,379	2,494
Real estate—Construction	—	—	—	—	—	—
Commercial business	298	234	—	532	4,942	5,474
Trade finance	—	—	—	—	869	869
Consumer and other	190	—	—	190	—	190
Subtotal	$968	$349	$—	$1,317	$18,540	$19,857
Acquired Loans: (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,126	6,604	1,190	8,920	—	8,920
Hotel & Motel	1,522	2,668	944	5,134	5,990	11,124
Gas Station & Car Wash	2,218	1,109	875	4,202	774	4,976
Mixed Use	985	1,918	1,507	4,410	—	4,410
Industrial & Warehouse	53	3,320	61	3,434	—	3,434
Other	50	25	5,542	5,617	937	6,554
Real estate—Construction	—	—	5,972	5,972	—	5,972
Commercial business	1,359	1,174	1,236	3,769	2,442	6,211
Trade finance	—	—	—	—	—	—
Consumer and other	98	17	415	530	970	1,500
Subtotal(2)	$7,411	$16,835	$17,742	$41,988	$11,113	$53,101
TOTAL	$8,379	$17,184	$17,742	$43,305	$29,653	$72,958

(1)	The Acquired Loans include Acquired Credit Impaired Loans (ASC 310-30 loans) and Acquired Performing Loans (loans that were pass graded at the time of the acquisition).

(2)
The past due and accruing Acquired Loans include Acquired Credit Impaired Loans accounted for under ASC 310-30 of $7.0 million, $12.1 million and $17.7 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.

(3) Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $17.6 million.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans and the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, Acquired Credit Impaired Loans that are contractually past due are still considered to be accruing and performing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.
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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of March 31, 2013 and December 31, 2012 by class of loans:

	As of March 31, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$9,955	$—	$23	$—	$9,978
Real estate—Commercial
Retail	643,204	3,500	14,599	—	661,303
Hotel & Motel	466,140	1,880	16,462	—	484,482
Gas Station & Car Wash	411,935	1,014	9,453	—	422,402
Mixed Use	237,996	2,117	3,440	—	243,553
Industrial & Warehouse	211,181	12,342	4,149	362	228,034
Other	458,547	1,213	15,869	—	475,629
Real estate—Construction	59,233	—	1,683	—	60,916
Commercial business	728,412	23,577	20,735	115	772,839
Trade finance	112,989	14,027	6,886	—	133,902
Consumer and other	26,766	11	1,004	—	27,781
Subtotal	$3,366,358	$59,681	$94,303	$477	$3,520,819
Acquired Loans:
Real estate—Residential	$229	$251	$209	$—	$689
Real estate—Commercial
Retail	219,918	5,235	13,382	60	238,595
Hotel & Motel	123,518	13,149	18,908	—	155,575
Gas Station & Car Wash	39,774	5,561	12,944	—	58,279
Mixed Use	37,073	6,643	5,321	—	49,037
Industrial & Warehouse	104,167	1,455	19,311	—	124,933
Other	131,057	4,946	17,154	—	153,157
Real estate—Construction	2,003	—	6,167	—	8,170
Commercial business	119,344	15,037	35,618	1,022	171,021
Trade finance	—	—	491	—	491
Consumer and other	16,668	445	3,893	94	21,100
Subtotal	$793,751	$52,722	$133,398	$1,176	$981,047
Total	$4,160,109	$112,403	$227,701	$1,653	$4,501,866

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$9,223	$—	$24	$—	$9,247
Real estate—Commercial
Retail	589,720	3,584	12,303	—	605,607
Hotel & Motel	453,908	1,894	16,795	—	472,597
Gas Station & Car Wash	370,803	1,288	9,982	—	382,073
Mixed Use	233,687	2,131	3,423	—	239,241
Industrial & Warehouse	202,066	1,010	4,295	370	207,741
Other	431,685	1,219	17,084	—	449,988
Real estate—Construction	56,270	—	1,710	—	57,980
Commercial business	726,073	6,164	21,514	104	753,855
Trade finance	136,197	7,976	6,199	—	150,372
Consumer and other	26,801	13	1,006	—	27,820
Subtotal	$3,236,433	$25,279	$94,335	$474	$3,356,521
Acquired Loans:
Real estate—Residential	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	225,982	6,469	17,331	—	249,782
Hotel & Motel	105,032	16,150	13,215	—	134,397
Gas Station & Car Wash	33,360	7,192	4,119	—	44,671
Mixed Use	34,927	3,826	6,526	—	45,279
Industrial & Warehouse	114,616	1,385	9,470	—	125,471
Other	121,667	4,473	17,479	—	143,619
Real estate—Construction	1,093	—	5,972	—	7,065
Commercial business	119,026	14,057	34,047	571	167,701
Trade finance	242	334	1,122	—	1,698
Consumer and other	17,292	424	4,329	89	22,134
Subtotal	$773,237	$54,310	$113,610	$660	$941,817
Total	$4,009,670	$79,589	$207,945	$1,134	$4,298,338

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
The Migration Analysis is a formula methodology based on the Bank's actual historical net charge-off experience for each loan class (type) pool, and risk grade. The migration analysis is centered on the Bank's internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a historical loss migration methodology. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance to the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For the Acquired Performing Loans, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.
The quantitative general loan loss allowance was $19.4 million ($19.3 million for Legacy Loans and $0.1 million for Acquired Loans) at March 31, 2013, compared to $20.6 million ($20.5 million for Legacy Loans and $0.1 million for Acquired Loans) at December 31, 2012.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability and depth of lending management and staff;

•	Changes in the trends of the volume and severity of past due loans, Classified Loans, nonaccrual loans, troubled debt restructurings and other loan modifications;

•	Changes in the quality of our loan review system and the degree of oversight by the Directors;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in our loan portfolio.
The qualitative loan loss allowance on the loan portfolio was $34.3 million at March 31, 2013, compared to $32.6 million at December 31, 2012.
We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we either obtain updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of our collateral property has declined since the most recent valuation date, we adjust the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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

For our Acquired Credit Impaired Loans, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
The following table presents loans by portfolio segment and impairment method at March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$67,882	$1,683	$24,263	$6,886	$1,318	$102,032
Specific allowance	$—	$11,476	$—	$3,499	$77	$10	$15,062
Loss coverage ratio	—%	16.9%	—%	14.4%	1.1%	0.8%	14.8%
Non-impaired loans	$10,667	$3,227,096	$67,404	$919,597	$127,507	$47,563	$4,399,834
General allowance	$84	$41,119	$919	$13,832	$1,621	$631	$58,206
Loss coverage ratio	0.8%	1.3%	1.4%	1.5%	1.3%	1.3%	1.3%
Total loans	$10,667	$3,294,978	$69,087	$943,860	$134,393	$48,881	$4,501,866
Total allowance for loan losses	$84	$52,595	$919	$17,331	$1,698	$641	$73,268
Loss coverage ratio	0.8%	1.6%	1.3%	1.8%	1.3%	1.3%	1.6%

	As of December 31, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$53,634	$1,710	$27,274	$6,199	$1,338	$90,155
Specific allowance	$—	$4,906	$—	$4,158	$96	$—	$9,160
Loss coverage ratio	0.0%	9.1%	0.0%	15.2%	1.5%	0.0%	10.2%
Non-impaired loans	$9,247	$3,046,832	$63,335	$894,282	$145,871	$48,616	$4,208,183
General allowance	$74	$40,256	$986	$13,448	$2,256	$761	$57,781
Loss coverage ratio	0.8%	1.3%	1.6%	1.5%	1.5%	1.6%	1.4%
Total loans	$9,247	$3,100,466	$65,045	$921,556	$152,070	$49,954	$4,298,338
Total allowance for loan losses	$74	$45,162	$986	$17,606	$2,352	$761	$66,941
Loss coverage ratio	0.8%	1.5%	1.5%	1.9%	1.5%	1.5%	1.6%
Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At March 31, 2013, total modified loans were $64.5 million, compared to $51.5 million at December 31, 2012. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.
A summary of TDRs on accrual and nonaccrual by type of concession as of March 31, 2013 and December 31, 2012 is presented below:

	As of March 31, 2013
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$10,548	$2,785	$—	$13,333	$14,899	$3,319	$784	$19,002	$32,335
Maturity / Amortization concession	544	3,811	534	4,889	623	2,156	941	3,720	8,609
Rate concession	12,829	1,198	—	14,027	9,482	—	—	9,482	23,509
Principal forgiveness	—	—	—	—	—	59	—	59	59
	$23,921	$7,794	$534	$32,249	$25,004	$5,534	$1,725	$32,263	$64,512

	As of December 31, 2012
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$9,608	$687	$—	$10,295	$4,735	$4,618	$802	$10,155	$20,450
Maturity / Amortization concession	348	3,847	536	4,731	652	1,941	869	3,462	8,193
Rate concession	13,594	1,229	—	14,823	7,923	—	—	7,923	22,746
Principal forgiveness	—	—	—	—	—	62	—	62	62
	$23,550	$5,763	$536	$29,849	$13,310	$6,621	$1,671	$21,602	$51,451
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at March 31, 2013 were comprised of 14 commercial real estate loans totaling $23.9 million and 22 commercial business loans totaling $7.8 million, and 2 consumer loans totaling $534 thousand. TDRs on accrual status at December 31, 2012 were comprised of 12 commercial real estate loans totaling $23.6 million and 20 commercial business loans totaling $5.8 million, and 2 consumer loans totaling $536 thousand.  The Company expects that the TDRs on accrual status as of March 31, 2013, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.

We have allocated $12.4 million and $6.3 million of specific reserves to TDRs as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, we did not have any outstanding commitments to extend additional funds to these borrowers.
The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate - Commercial
Retail	2	$712	$709
Hotel & Motel	—	—	—
Gas Station & Car Wash	1	1,371	967
Mixed Use	—	—	—
Industrial & Warehouse	1	370	362
Other	—	—	—
Real estate - Construction	—	—	—
Commercial business	3	1,156	1,155
Trade Finance	—	—	—
Subtotal	7	$3,609	$3,193
Acquired Loans:
Real estate - Commercial
Retail	—	$—	$—
Hotel & Motel	—	—	—
Gas Station & Car Wash	1	165	171
Mixed Use	—	—	—
Industrial & Warehouse	1	10,248	10,273
Other	1	980	980
Real estate - Construction	—	—	—
Commercial business	2	848	190
Trade Finance	—	—	—
Subtotal	5	$12,241	$11,614
Total	12	$15,850	$14,807

The specific reserves for the TDRs described above as of March 31, 2013 were $5.7 million and there were $0 charge offs for the three months ended March 31, 2013.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	1	$1,433
Gas Station & Car Wash	—	—
Industrial & Warehouse	—	—
Other	—	—
Commercial Business	2	78
Subtotal	3	$1,511
Acquired Loans:
Real estate - Commercial
Retail	—	$—
Gas Station & Car Wash	1	171
Hotel & Motel	—	—
Industrial & Warehouse	—	—
Other	—	—
Commercial Business	2	1,098
Subtotal	3	$1,269
	6	$2,780
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of March 31, 2013 were $808 thousand and the charge offs for the three months ended March 31, 2013 were $0.
The three Legacy Loans that subsequently defaulted during the three months ended March 31, 2013 were modified as follows: one Commercial Business loan totaling $42 thousand was modified through a payment concession, one Commercial Business loan totaling $36 thousand was modified through a maturity/amortization concession, and one Real Estate Commercial - Retail loan totaling $1.4 million was modified through a rate concession.
The three Acquired Loans that subsequently defaulted during the three months ended March 31, 2013 were modified as follows: two Commercial Business loans totaling $1.1 million were modified through payment concessions and one Real Estate Commercial - Gas Station & Car Wash loan totaling $171 thousand was modified through a payment concession.

Covered Loans
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $1.4 million and $882 thousand at March 31, 2013 and December 31, 2012, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Covered loans on nonaccrual status	$629	$489
Covered OREO	738	393
Total covered nonperforming assets	$1,367	$882

Acquired covered loans	$69,112	$72,528
Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of March 31, 2013 and December 31, 2012, and the outstanding principal balance as of March 31, 2013 and December 31, 2012 was $7.5 million and $11.1 million, respectively.

8.	Borrowings
We maintain a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.50 billion at March 31, 2013 and $1.3 billion at December 31, 2012. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At March 31, 2013 and December 31, 2012, real estate secured loans with a carrying amount of approximately $2.18 billion and $2.04 billion, respectively, were pledged as collateral for borrowings from the FHLB. At March 31, 2013 and December 31, 2012, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At March 31, 2013 and December 31, 2012, FHLB advances were $421.6 million and $420.7 million, had a weighted average interest rate of 1.12% and 1.24%, respectively, and had various maturities through February 2018. At March 31, 2013 and December 31, 2012, $66.6 million and $66.7 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of March 31, 2013 ranged between 0.25% and 3.89%. At March 31, 2013, the Company had a remaining borrowing capacity of $1.08 billion.
At March 31, 2013, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$90,000	$141,632
Due after one year through five years	331,632	280,000
	$421,632	$421,632

In addition, as a member of the FRB system, we may also borrow from the FRB of San Francisco. The maximum amount that we may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At March 31, 2013, the outstanding principal balance of the qualifying loans was $509.3 million, and no borrowings were outstanding against this line.

9.	Subordinated Debentures
At March 31, 2013, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $4.0 million of trust preferred securities, which the Company will redeem on the earliest redemption date of June 17, 2013. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and debentures at March 31, 2013:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at March 31, 2013		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.43%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.15%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.23%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.93%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,014	Variable	4.01%	3.15%	(1)	1/7/2034
PIB Trust I	6/28/2005	4,000	4,114	Variable	5.23%	2.03%	(2)	9/15/2035
TOTAL ISSUANCE		$50,000	$45,996

(1)
The Center Capital Trust I trust preferred security was assumed in the merger with Center Financial Corporation. The remaining discount was $5.5 million at March 31, 2013 and the effective rate of the security, including the effect of the discount accretion, was 6.03% at March 31, 2013.

(2)
The PIB Trust I trust preferred security was assumed in the acquisition of PIB. The remaining discount was $10 thousand at March 31, 2013 and the effective rate of the security, including the effect of the discount accretion was 3.28% at March 31, 2013

The Company’s investment in the common trust securities of the issuer trusts of $1.7 million and $1.6 million at March 31, 2013 and December 31, 2012, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2013, all of the $50.0 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at March 31, 2013, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

10.	Derivative Financial Instruments and Hedging Activities
During the first quarter of 2010, the Company entered into a three-year interest rate cap agreement with an aggregate notional amount of $50.0 million, which expired in February 2013. Under this cap agreement, the Company received quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate exceeded the strike level of 2.00%. The upfront fee paid to the counterparty in entering into this interest rate cap agreement was $890 thousand.
The interest rate cap agreement was considered “free-standing” due to the non-designation of a hedge relationship to any of the Company's financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings.

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012 are as follows:

		Three Months Ended March 31,
		2013	2012
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$—	$(8)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes.  The Company had total unrecognized tax benefits of $1.68 million and $748 thousand at March 31, 2013 and December 31, 2012, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions and anticipated adjustments from the 2010 Internal Revenue Service (IRS) examination.
We anticipate an increase of approximately $220 thousand in the unrecognized tax benefit related to the California enterprise zone loan interest deduction and a decrease of approximately $971 thousand in the unrecognized tax benefit related to an expected settlement with the IRS for the 2010 tax year within the next twelve months.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2008. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by IRS for the 2010 tax year and was recently contacted for examination by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the FTB examination is unknown, the Company expects no material adjustments. Within the last twelve months, examinations by the City of New York for tax years 2007, 2008, and 2009, and the FTB for tax years 2007 and 2008, were concluded with no material adjustments.
We recognize interest and penalties related to income tax matters in income tax expense.  We had approximately $74 thousand and $52 thousand for interest accrued at March 31, 2013 and December 31, 2012, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2013.

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
The fair values of the Company's Level 3 securities available for sale were measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement were derived from the securities' underlying collateral which included discount rates, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions would result in a significant increase or decrease in the fair value measurement.
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
Derivatives
The fair value of our derivative financial instruments, including interest rate swaps and caps, is based on derivative valuation models using market data inputs as of the valuation date that can generally be verified and do not typically involve significant management judgments (Level 2 inputs).
OREO
OREO is fair valued at the time the loan is foreclosed upon and the asset is transferred to OREO. The value is based primarily on third party appraisals, less costs to sell and result in a Level 2 classification of the inputs for determining fair value. OREO is reviewed and evaluated on at least an annual basis for additional impairment and adjusted to lower of cost or market accordingly, based on the same factors identified above.
Loans held for sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales (Level 2 inputs), if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs) or may be assessed based upon the fair value of the collateral which is obtained from recent real estate appraisals (Level 3 inputs). These appraisals may utilize a single valuation approach or a combination of approaches including the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$302,584	$—	$302,584	$—
GSE mortgage-backed securities	389,726	—	389,726	—
Trust preferred securities	3,932	—	3,932	—
Municipal bonds	6,281	—	5,075	1,206
Mutual funds	14,918	14,918	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$254,912	$—	$254,912	$—
GSE mortgage-backed securities	425,540	—	425,540	—
Trust preferred securities	3,837	—	3,837	—
Municipal bonds	5,118	—	5,118	—
Mutual funds	14,996	14,996	—	—

There were no transfers between Level 1, 2 and 3 during the period ended March 31, 2013 and 2012. There were no gains or losses recognized in earnings
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Securities Available for Sale Municipal Bonds
(in thousands)
Beginning Balance, January 1, 2013	$—
Purchases, issuances, and settlements	1,200
Total gains or (losses) included in earnings	—
Total gains or (losses) included in other comprehensive income	6
Ending Balance, March 31, 2013	$1,206

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$13,752	$—	$13,752	$—
Commercial business	1,027	—	1,027	—
OREO	477	—	477	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$4,443	$—	$4,443	$—
Commercial business	1,164	—	1,164	—
Loans held for sale, net	803	—	803	—
OREO	2,636	—	2,636	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the three months ended March 31,
	2013	2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(7,584)	$1,603
Commercial business	535	(2,184)
Loans held for sale, net	—	(668)
OREO	(114)	(329)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$280,813	$280,813	Level 1
Loans held for sale	48,941	55,380	Level 2
Loans receivable—net	4,426,778	4,872,847	Level 3
FHLB stock	24,308	N/A	N/A
FDIC loss share receivable	4,386	4,386	Level 3
Customers’ liabilities on acceptances	12,200	12,200	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,182,509	$1,182,509	Level 2
Saving and other interest bearing demand deposits	1,461,596	1,461,596	Level 2
Time deposits	1,911,569	1,914,546	Level 2
FHLB advances	421,632	426,278	Level 2
Subordinated debentures	45,996	47,524	Level 2
Bank’s liabilities on acceptances outstanding	12,200	12,200	Level 2
	December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$312,916	$312,916	Level 1
Loans held for sale	51,635	57,856	Level 2
Loans receivable—net	4,229,311	4,591,685	Level 3
FHLB stock	22,495	N/A	N/A
FDIC loss share receivable	5,797	5,797	Level 3
Customers’ liabilities on acceptances	10,493	10,493	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,184,285	$1,184,285	Level 2
Saving and other interest bearing demand deposits	1,428,990	1,428,990	Level 2
Time deposits	1,770,760	1,772,778	Level 2
FHLB advances	420,722	425,107	Level 2
Subordinated debentures	41,846	32,218	Level 2
Bank’s liabilities on acceptances outstanding	10,493	10,493	Level 2

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s and Bank’s liabilities on acceptances, non-interest-bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of SBA loans held for sale is based on market quotes. For fair value of non-SBA loans held for sale, see the measurement method discussed previously. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of FRB stock or FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
In June 2012, the Company redeemed $55 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B, issued by Center Financial under the Treasury Department's TARP Capital Purchase Program. A ten-year warrant to purchase Center Financial common stock issued in connection with Center Financial's sale of preferred stock to the Treasury Department was converted into a warrant to purchase BBCN Bancorp common stock upon our merger with Center. Reflecting the merger exchange ratio of 0.7805, the warrant now entitles the holder of the warrant to purchase, in one or more exercises of the warrant, up to 337,480 shares of BBCN Bancorp common stock at a price of $12.22 per share. The Company has not reached an agreement with the Treasury Department regarding repurchase of this warrant.
In December 2008, PIB granted a ten-year warrant to purchase up to 127,785 shares of its common stock (in relation to the TARP Capital Purchase Plan) which were assumed by the Company upon the acquisition of PIB. On the acquisition date of February 15, 2013, these warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock. The warrant entitles the holder to purchase, on one or more exercises of the warrant, up to 18,045 shares of BBCN Bancorp common stock at a price of $54.03 per share. The warrant expires on the December 12, 2018. The Company has not reached an agreement with the Treasury Department regarding repurchase of this warrant.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2013
Total capital (to risk-weighted assets):
Company	$772,633	15.88%	$389,134	8.00%	N/A	N/A
Bank	$760,006	15.64%	$388,835	8.00%	$486,044	10.00%
Tier I capital (to risk-weighted assets):
Company	$711,574	14.63%	$194,567	4.00%	N/A	N/A
Bank	$698,992	14.38%	$194,418	4.00%	$291,626	6.00%
Tier I capital (to average assets):
Company	$711,574	12.64%	$225,175	4.00%	N/A	N/A
Bank	$698,992	12.42%	$225,152	4.00%	$281,440	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
Company	$746,396	16.16%	$369,417	8.00%	N/A	N/A
Bank	$725,655	15.73%	$369,134	8.00%	$461,417	10.00%
Tier I capital (to risk-weighted assets):
Company	$688,422	14.91%	$184,708	4.00%	N/A	N/A
Bank	$667,725	14.47%	$184,567	4.00%	$276,850	6.00%
Tier I capital (to average assets):
Company	$688,422	12.76%	$215,861	4.00%	N/A	N/A
Bank	$667,725	12.38%	$215,813	4.00%	$269,767	5.00%

14.	Subsequent Events
On April 15, 2013, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with Foster Bankshares, Inc., a Delaware Corporation ("Foster"), a Chicago-based company, pursuant to an Agreement and Plan of Merger, dated April 15, 2013. Foster had total assets of approximately $412.6 million, including $326.9 million of gross loans and$357.4 million in deposits.
Under the terms of the merger agreement, the transaction is valued at approximately $4.6 million, valuing each outstanding share of Foster common stock at $34.67. Foster shareholders will have a choice between electing to receive the cash value per share or, for shareholders who qualify as accredited investors, 2.62771x shares of BBCN common stock for each share of Foster Bankshares or a combination thereof, with no limitations on the consideration mix. The consideration for the transaction is subject to reduction in certain events. Foster has no outstanding options or warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$66,743	$68,555
Interest expense	7,027	7,696
Net interest income	59,716	60,859
Provision for loan losses	7,506	2,600
Net interest income after provision for loan losses	52,210	58,259
Non-interest income	9,940	11,645
Non-interest expense	33,275	30,435
Income before income tax provision	28,875	39,469
Income tax provision	11,414	15,535
Net income	$17,461	$23,934
Dividends and discount accretion on preferred stock	$—	$(1,869)
Net income available to common stockholders	$17,461	$22,065
Per Share Data:
Earnings per common share - basic	$0.22	$—
Earnings per common share - diluted	$0.22	$—
Book value per common share (period end, excluding preferred stock and warrants)	$9.79	$8.92
Cash dividends declared per common share	$.05	$—
Tangible book value per common share (period end, excluding preferred stock and warrants) (11)	$8.57	$7.72
Number of common shares outstanding (period end)	78,812,140	77,996,391
Weighted average shares - basic	78,389,434	77,987,342
Weighted average shares - diluted	78,480,671	78,101,818
Tangible common equity ratio (9)	11.77%	11.86%
Statement of Financial Condition Data - at Period End:
Assets	$5,833,597	$5,169,315
Securities available for sale	717,441	697,808
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	4,500,046	3,737,199
Deposits	4,555,674	3,920,464
FHLB advances	421,632	332,109
Subordinated debentures	45,996	52,137
Stockholders’ equity	772,275	818,166

	At or for the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$5,727,738	$5,139,396
Securities available for sale	691,984	725,728
Gross loans, including loans held for sale	4,444,320	3,777,495
Deposits	4,447,970	3,903,661
Stockholders’ equity	765,230	806,384
Selected Performance Ratios:
Return on average assets (1) (8)	1.22%	1.86%
Return on average stockholders’ equity (1) (8)	9.13%	11.87%
Average stockholders' equity to average assets	13.36%	15.69%
Return on average tangible equity (1) (8) (10)	10.42%	13.44%
Dividend payout ratio (dividends per share / earnings per share)	22.73%	—%
Pre-Tax Pre-Provision income to average assets (1)	2.54%	3.27%
Efficiency ratio (2)	47.77%	41.98%
Net interest spread	4.26%	4.83%
Net interest margin (3)	4.49%	5.11%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.64%	15.08%
Tier 1 risk-based capital ratio	14.63%	18.85%
Total risk-based capital ratio	15.88%	20.11%
Tier 1 common risk-based capital ratio (12)	13.72%	14.63%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.63%	1.67%
Allowance for loan losses to nonaccrual loans	173.34%	156.03%
Allowance for loan losses to nonperforming loans (6)	76.21%	75.91%
Allowance for loan losses to nonperforming assets (7)	70.07%	71.03%
Nonaccrual loans to gross loans, excluding loans held for sale	0.94%	1.06%
Nonperforming loans to gross loans, excluding loans held for sale (6)	2.14%	2.19%
Nonperforming assets to gross loans and OREO (7)	2.32%	2.34%
Nonperforming assets to total assets (7)	1.79%	1.70%

(1)	Annualized.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The ratios required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)
Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans. Loans 90 days or more past due and still accruing consist of acquired loans that were originally recorded at fair value upon acquisitions. These loans are considered to be accruing as we can reasonably estimate future cash flows on acquired loans and we expect to fully collect the carrying value of these loans.

(7)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, OREO, and accruing restructured loans.

(8)	Based on net income before effect of dividends and discount accretion on preferred stock.

(9)	Excludes TARP preferred stock, net of discount, of $0 and $119.7 million and stock warrants of $378 thousand and $2.8 million at March 31, 2013 and 2012, respectively.

(10)
Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$17,461	$23,934

Average stockholders' equity	$765,230	$806,384
Less: Average goodwill and other intangible assets, net	(95,021)	(94,197)
Average tangible equity	$670,209	$712,187

Net income (annualized) to average tangible equity	10.42%	13.44%

(11)
Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2013	March 31, 2012
	(In thousands)
Total stockholders' equity	$772,275	$818,166
Less: Preferred stock, net of discount	0	(119,694)
Common stock warrant	(378)	(2,760)
Goodwill and other intangible assets, net	(96,805)	(93,820)
Tangible common equity	$675,092	$601,892

Common shares outstanding	78,812,140	77,996,391

Tangible common equity per share	$8.57	$7.72

(12)
Tier 1 common risk-based capital is calculated as Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities.

	March 31, 2013	March 31, 2012
	(In thousands)
Tier 1 capital	$711,574	$759,784
Less: Preferred stock, net of discount	0	(119,694)
Trust preferred securities less unamortized acquisition discount	(44,447)	(50,312)
Tier 1 common risk-based capital	$667,127	$589,778

Total risk weighted assets less disallowed allowance for loan losses	4,864,169	4,030,387

Tier 1 common risk-based capital ratio	13.72%	14.63%

Results of Operations
Overview
Total assets increased $192.9 million from $5.64 billion at December 31, 2012 to $5.83 billion at March 31, 2013. The increase in total assets was primarily due to a $197.5 million increase in loans receivable, net of allowance for loan losses, from $4.23 billion at December 31, 2012 to $4.43 billion at March 31, 2013 and a $13.0 million increase in securities available for sale from $704.4 million at December 31, 2012 to $717.4 million at March 31, 2013 These increases were partially offset by a $32.1 million decrease in cash and cash equivalents from $312.9 million at December 31, 2012 to $280.8 million at March 31, 2013. The increase in total assets was funded by a $171.6 million increase in deposits from $4.38 billion at December 31, 2012 to $4.56 billion at March 31, 2013, a $910 thousand increase in FHLB advances from $420.7 million at December 31, 2012 to $421.6 million at March 31, 2013 and net income available to common stockholders of $17.5 million.
The net income available to common stockholders for the first quarter of 2013 was $17.5 million, or $0.22 per diluted common share, compared to the net income available to common stockholders of $22.1 million, or $0.28 per diluted common share, for the same period of 2012, a decrease of $4.6 million, or 20.87%. The acquisitions impact the comparability of the operating results for the first quarter of 2013 and 2012 because the acquisitions resulted in increases in interest earning assets, interest bearing liabilities, employees and branch locations. In addition, the acquired assets and liabilities were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. The operating results for the three months ended March 31, 2013 and 2012 include the following major pre-tax acquisition accounting adjustments and expenses related to acquisitions.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$4,076	$6,887
Accretion of discounts on acquired credit impaired loans	1,522	2,757
Amortization of premiums on assumed FHLB advances	91	1,231
Accretion of discounts on assumed subordinated debt	(43)	(35)
Amortization of premiums on assumed time deposits	438	1,275
Increase to pre-tax income	$6,084	$12,115

The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.22% for the first quarter of 2013, compared to 1.86% for the same period of 2012. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 9.13% for the first quarter of 2013, compared to 11.87% for the same period of 2012. The efficiency ratio was 47.77% for the first quarter of 2013 compared to 41.98% for the same period of 2012.

Net Interest Income and Net Interest Margin
Net Interest Income
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
Comparison of Three Months Ended March 31, 2013 with the Same Period of 2012
Net interest income before provision for loan losses was $59.7 million for the first quarter of 2013, a decrease of $1.1 million, or 1.88%, compared to $60.9 million for the same period of 2012. The decrease was principally attributable to the decline in the net interest margin, which was partially offset by the increase in average interest earning assets.
Interest income for the first quarter of 2012 was $66.7 million, a decrease of $1.8 million, or 2.64%, compared to $68.6 million for the same period of 2012. The decrease resulted from a $11.4 million decrease in interest income due to a decrease in the yield on average interest-earnings assets and partially offset by a $9.6 million increase in interest income due to an increase in average interest-earning assets

Net Interest Margin

The net interest margin for the first quarter of 2013 was 4.49%, a decrease of 62 basis points from 5.11% for the same period of 2012. The decrease in the net interest margin was principally due to the effect of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended March 31,
	2013	2012
Net interest margin, excluding the effect of acquisition accounting adjustments	3.97%	4.04%
Acquisition accounting adjustments(1)	0.52	1.07
Reported net interest margin	4.49%	5.11%
(1) Acquisition accounting adjustments is calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

Excluding the effect of acquisition accounting adjustments, the net interest margin for the first quarter of 2013 decreased 7 basis points to 3.97% compared to 4.04% for the same period of 2012. The decrease was primarily due to continued pricing pressure on loan interest rates which was partially offset by decreases in the rates paid on deposits and borrowings.

The weighted average yield on loans decreased to 5.75% for the first quarter of 2013 from 6.75% for the first quarter of 2012. The change in the yield was due to continued pricing pressure on loan interest rates and the decline in the effects of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended March 31,
	2013	2012
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	5.15%	5.61%
Acquisition accounting adjustments(1)	0.60	1.14
Reported weighted average yield on loans	5.75%	6.75%
(1)     Acquisition accounting adjustments is calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the first quarter of 2013 decreased 46 basis points to 5.15% compared to 5.61% for the same period of 2012. This decrease was primarily due to the lower yields on acquired loan portfolios and the reduction in market rates compared to a year ago due to continued pricing pressures. At March 31, 2013, fixed rate loans accounted for 40% of the loan portfolio, compared to 39% at March 31, 2012, reflecting the Company's focus on variable rate business loans. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at March 31, 2013 was 4.49% and 5.47%, respectively, compared with 4.61% and 6.49% at March 31, 2012.

The weighted average yield on securities available for sale for the first quarter of 2013 was 1.98%, compared to 2.71% for the same period of 2012. The decrease was primarily attributable to the replacement of maturing securities with lower yielding investments as market interest rates declined.

The weighted average cost of deposits for the first quarter of 2013 was 0.49%, a decrease of 7 basis points from 0.56% for the same period of 2012. The amortization of the premium on time deposits assumed in the acquisition positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended March 31,
	2013	2012
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.53%	0.69%
Acquisition accounting adjustments(1)	(0.04)	(0.13)
Reported weighted average cost of deposits	0.49%	0.56%
(1)     Acquisition accounting adjustments is calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.53% for the first quarter of 2013, compared to 0.69% for the same period of 2012. The decrease was due to reductions in the cost of interest-bearing demand deposits and an increase in the proportion of non-interest bearing demand deposits to total deposits. Non-interest bearing demand deposits accounted for 26.0% of total deposits at March 31, 2013, compared with 25.8% at March 31, 2012.

The weighted average cost of FHLB advances for the first quarter of 2013 was 1.17%, a decrease of 75 basis points from 1.92% for the same period of 2012. The decrease was attributable to decreases in FHLB advance rates, which was partially offset by the decline in the amortization of premiums on FHLB advances assumed in acquisitions, as summarized in the following table.

	Three Months Ended March 31,
	2013	2012
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	1.27%	3.41%
Acquisition accounting adjustments	(0.10)	(1.49)
Reported weighted average cost on FHLB advances	1.17%	1.92%
(1)     Acquisition accounting adjustments is calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.27% for the first quarter of 2013 from 3.41% for the same period of 2012, reflecting the addition of $470.0 million in new FHLB advances at an average rate of 0.62%, which was substantially lower than the weighted average rate paid on matured borrowings. The weighted average original maturity of the new borrowings was 2.60 years. In addition, a total of $390.1 million of FHLB advances, with weighted average rates of 1.24%, matured over the past twelve months.

Prepayment penalty income for the first quarter of 2013 and 2012 was $63 thousand and $116 thousand, respectively. Nonaccrual interest income recognized (reversed) was $236 thousand and ($349) thousand for the first quarter of 2013 and 2012, respectively. Excluding the effects of both nonaccrual loan interest income and prepayment penalty income, the net interest margin for first quarter 2013 and 2012 would have been 4.46% and 5.13%, respectively.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$4,444,313	$63,029	5.75%	$3,777,495	$63,419	6.75%
Securities available for sale(3)	691,984	3,427	1.98%	725,728	4,909	2.71%
FRB and FHLB stock and other investments	257,526	287	0.45%	257,583	178	0.27%
Federal funds sold	—	—	N/A	25,780	49	0.74%
Total interest earning assets	$5,393,823	$66,743	5.01%	$4,786,586	$68,555	5.76%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,265,967	$1,873	0.60%	$1,232,763	$2,123	0.69%
Savings	186,189	754	1.64%	195,932	922	1.89%
Time deposits:
$100,000 or more	1,161,322	1,730	0.60%	767,171	1,411	0.74%
Other	695,802	1,051	0.61%	722,982	947	0.53%
Total time deposits	1,857,124	2,781	0.61%	1,490,153	2,358	0.64%
Total interest bearing deposits	3,309,280	5,408	0.66%	2,918,848	5,403	0.74%
FHLB advances	422,944	1,224	1.17%	339,964	1,626	1.92%
Other borrowings	42,264	395	3.74%	50,108	667	5.26%
Total interest bearing liabilities	3,774,488	$7,027	0.75%	3,308,920	$7,696	0.93%
Non-interest bearing demand deposits	1,138,690			984,813
Total funding liabilities / cost of funds	$4,913,178		0.58%	$4,293,733		0.72%
Net interest income/net interest spread		$59,716	4.26%		$60,859	4.83%
Net interest margin			4.49%			5.11%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.47%			5.14%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.46%			5.13%
Cost of deposits:
Non-interest bearing demand deposits	$1,138,690	$—		$984,813	$—
Interest bearing deposits	3,309,280	5,408	0.66%	2,918,848	5,403	0.74%
Total deposits	$4,447,970	$5,408	0.49%	$3,903,661	$5,403	0.56%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $236 thousand and ($349) thousand for the three months ended March 31, 2013 and 2012, respectively.

(5)	Loan prepayment fee income excluded was $63 thousand and $116 thousand for the three months ended March 31, 2013 and 2012, respectively.

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

	Three months ended March 31, 2013 over March 31, 2012
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$(390)	$(10,237)	$9,847
Interest on securities	(1,482)	(1,254)	(228)
Interest on FRB and FHLB stock and other investments	109	106	3
Interest on federal funds sold	(49)	—	(49)
Total interest income	$(1,812)	$(11,385)	$9,573
INTEREST EXPENSE:
Interest on demand, interest bearing	$(250)	$(293)	$43
Interest on savings	(168)	(121)	(47)
Interest on time deposits	423	(114)	537
Interest on FHLB advances	(402)	(732)	330
Interest on other borrowings	(272)	(175)	(97)
Total interest expense	$(669)	$(1,435)	$766
Net Interest Income	$(1,143)	$(9,950)	$8,807

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
The provision for loan losses for the first quarter of 2013 was $7.5 million, an increase of $4.9 million, or 188.69%, from $2.6 million for the same period last year. The increase is primarily due to the addition of a new specific reserve of $5.1 million related to a TDR of an industrial warehouse loan, loan growth and allowance needs related to increased concentration risk associated with growth in the CRE portfolio, which were partially offset by a decrease in net charge-offs. Net charge-offs decreased to $1.2 million for the three months ended March 31, 2013, compared to $2.2 million for the same period last year.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.
Non-interest Income
Non-interest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans and securities available for sale.
Non-interest income for the first quarter of 2013 was $9.9 million, compared to $11.6 million for the same quarter of 2012, a decrease of $1.7 million, or 14.6%. The decrease was principally due to decreases in service fees on deposit accounts, loan servicing fees, net, net gains on sales of SBA loans and net gains on sales of securities available for sale.

Non-interest income by category is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$2,875	$3,160	$(285)	(9.0)%
International service fees	1,238	1,224	14	1.1%
Loan servicing fees, net	969	1,337	(368)	(27.5)%
Wire transfer fees	816	741	75	10.1%
Other income and fees	1,249	1,340	(91)	(6.8)%
Net gains on sales of SBA loans	2,694	2,963	(269)	(9.1)%
Net losses on sales of other loans	43	—	43	—%
Net gains on sales of securities available for sale	54	816	(762)	(93.4)%
Net valuation gains (losses) on interest rate contracts	—	3	(3)	100.0%
Net gains on sales of OREO	2	61	(59)	(96.7)%
Total non-interest income	$9,940	$11,645	$(1,705)	(14.6)%

Non-interest Expense
Non-interest expense for the first quarter of 2013 was $33.3 million, an increase of $2.8 million, or 9.3%, from $30.4 million for the same period of 2012. Salaries and employee benefits expense increased $2.3 million due to one-time costs incurrred as part of a management transition and an increase in the number of full-time equivalent employees, which increased to 762 at March 31, 2013 from 661 at March 31, 2012. Occupancy expense and furniture and equipment increased by a total of $720 thousand principally due to increased rental commitments during the period and due to increased depreciation expense for software and hard resulting recent equipment upgrades and purchases. Credit related expenses decreased by $465 thousand primarily due to a decrease of $668 thousand in valuation expenses for loans held for sale. The FDIC assessment for the first quarter of 2013 decreased by $343 thousand, reflecting an upgrade of the Company's risk category. Professional fees increased by $688 thousand due to additional accounting services and consulting services for the Company's information systems. Merger and integration expenses decreased by $468 thousand, as the Company incurred greater salaries and benefits expenses and professional service fees related to the merger with Center Financial compared to the acquisition of PIB.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$16,332	$14,079	$2,253	16.0%
Occupancy	4,011	3,646	365	10.0%
Furniture and equipment	1,573	1,218	355	29.1%
Advertising and marketing	1,273	1,458	(185)	(12.7)%
Data processing and communications	1,644	1,611	33	2.0%
Professional fees	1,301	613	688	112.2%
FDIC assessment	694	1,037	(343)	(33.1)%
Credit related expenses	1,715	2,180	(465)	(21.3)%
Merger and integration expenses	1,305	1,773	(468)	(26.4)%
Other	3,427	2,820	607	21.5%
Total non-interest expense	$33,275	$30,435	$2,840	9.3%

Provision for Income Taxes
Income tax expense was $11.4 million and $15.5 million for the quarters ended March 31, 2013 and 2012, respectively. The effective income tax rate for the quarters ended March 31, 2013 and 2012 was 39.5% and 39.4%, respectively.

Financial Condition
At March 31, 2013, our total assets were $5.83 billion, an increase of $192.9 million from $5.64 billion at December 31, 2012. As previously discussed, the increase was principally due to a $197.5 million increase in loans receivable, net of allowance for loan losses, which was partially offset by decreases in cash and cash equivalents of $32.1 million. The increase in total assets was funded by a $171.6 million increase in deposits, a $910 thousand increase in FHLB advances and net income of $17.5 million.
Investment Securities Portfolio
As of March 31, 2013, we had $717.4 million in available for sale securities, compared to $704.4 million at December 31, 2012. The net unrealized gain on the available for sale securities at March 31, 2013 was $11.7 million, compared to a net unrealized gain on such securities of $15.4 million at December 31, 2012. During the three months ended March 31, 2013, $77.6 million in securities were purchased, $52.5 million in mortgage related securities were paid down, and $6.6 million in securities were sold. We recognized net gains of $54 thousand on the securities that were sold. We sold a $1.0 million corporate trust preferred security and recognized a gain of $816 thousand during the same period of last year. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 3.93 years and 3.26 years at March 31, 2013 and December 31, 2012, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 4.27 years and 3.5 years at March 31, 2013 and December 31, 2012, respectively.
Loan Portfolio
As of March 31, 2013, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale, was $4.50 billion, an increase of $203.8 million from $4.30 billion at December 31, 2012. Total loan originations during the three months ended March 31, 2013 were $220.9 million, including SBA loan originations of $49.5 million. Of the $49.5 million in SBA loan originations, $31.7 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,667	0%	$9,247	0%
Commercial & industrial	3,294,978	73%	3,100,466	72%
Construction	69,087	2%	65,045	2%
Total real estate loans	3,374,732	75%	3,174,758	73%
Commercial business	943,860	21%	921,556	21%
Trade finance	134,393	3%	152,070	4%
Consumer and other	48,881	1%	49,954	1%
Total loans outstanding	4,501,866	100%	4,298,338	100%
Less: deferred loan fees	(1,820)		(2,086)
Gross loans receivable	4,500,046		4,296,252
Less: allowance for loan losses	(73,268)		(66,941)
Loans receivable, net	$4,426,778		$4,229,311

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $80.3 million at March 31, 2013 and $69.8 million at December 31, 2012. SBA loans included in commercial and industrial real estate loans were $172.7 million at March 31, 2013 and $148.0 million at December 31, 2012.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loan commitments	$710,762	$690,917
Standby letters of credit	39,639	39,176
Other commercial letters of credit	60,623	51,257
	$811,024	$781,350

Nonperforming Assets
Nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and on accrual status, restructured loans, and OREO, were $104.6 million at March 31, 2013, compared to $79.9 million at December 31, 2012. The ratio of nonperforming assets to gross loans plus OREO was 2.32% and 1.86% at March 31, 2013 and December 31, 2012, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans (1)	$42,269	$29,653
Loans 90 days or more days past due on accrual status (2)	21,621	17,742
Accruing restructured loans	32,249	29,849
Total Nonperforming Loans	96,139	77,244
OREO	8,419	2,698
Total Nonperforming Assets	$104,558	$79,942
Nonperforming loans to total gross loans, excluding loans held for sale	2.14%	1.80%
Nonperforming assets to gross loans plus OREO	2.32%	1.86%
Nonperforming assets to total assets	1.79%	1.42%
Allowance for loan losses to nonperforming loans (excludes delinquent loans 90 days or more on accrual status)	98.32%	112.50%
Allowance for loan losses to nonperforming assets	70.07%	83.74%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $18.6 million and $17.6 million as of March 31, 2013 and December 31, 2012, respectively.

(2)	Loans 90 days or more past due on accrual status are acquired loans accounted for under ASC 310-30.
Allowance for Loan Losses
The allowance for loan losses was $73.3 million at March 31, 2013, compared to $66.9 million at December 31, 2012. We recorded a provision for loan losses of $7.5 million during the three months ended March 31, 2013, compared to $2.6 million for the same period of 2012. The allowance for loan losses was 1.63% of gross loans at March 31, 2013 and 1.56% of gross loans at December 31, 2012. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $102.0 million and $90.2 million as of March 31, 2013 and December 31, 2012, respectively, with specific allowances of $15.1 million and $9.2 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2013		December 31, 2012
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - Residential	$84	—%	$74	—%
Real estate - Commercial	52,595	72%	45,162	67%
Real estate - Construction	919	1%	986	1%
Commercial business	17,331	24%	17,606	26%
Trade finance	1,698	2%	2,352	4%
Consumer and other	641	1%	761	1%
Total	$73,268	100%	$66,941	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). The Acquired Loans were further segregated between Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30) and performing loans (loans that were pass graded at the time they were acquired). The activity in the ALLL for the three months ended March 31, 2013 is as follows:

		Acquired Loans(2)
	Legacy Loans(1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$61,002	$4,534	$1,405	$66,941
Provision for loan losses	2,354	—	5,152	7,506
Loans charged off	(1,121)	—	(308)	(1,429)
Recoveries of charged offs	232	—	18	250
Balance, end of period	$62,467	$4,534	$6,267	$73,268

Gross loans, net of deferred loan fees and costs	$3,520,819	169,826	811,221	$4,501,866
Loss coverage ratio	1.77%	2.67%	0.77%	1.63%

(1) Legacy Loans includes acquired loans that have been renewed or refinanced after being acquired.
(2) Acquired loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration since the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
LOANS
Average gross loans receivable, including loans held for sale (net of deferred fees)	$4,444,320	$3,777,495
Total gross loans receivables, excluding loans held for sale (net of deferred fees)	$4,500,046	$3,737,199
ALLOWANCE:
Balance-beginning of period	$66,941	$61,952
Less: Loan charge-offs:
Commercial & industrial real estate	(1,056)	(1,934)
Commercial business loans	(307)	(1,422)
Trade finance	(26)	0
Consumer and other loans	(40)	(26)
Total loans charged off	(1,429)	(3,382)
Plus: Loan recoveries
Commercial & industrial real estate	42	323
Commercial business loans	183	792
Consumer and other loans	25	24
Total loans recoveries	250	1,139
Net loan charge-offs	(1,179)	(2,243)
Provision for loan losses	7,506	2,600
Balance-end of period	$73,268	$62,309
Net loan charge-offs to average gross loans, including loans held for sale (net of deferred fees) *	0.11%	0.24%
Allowance for loan losses to gross loans at end of period	1.63%	1.67%
Net loan charge-offs to beginning allowance *	7.05%	14.48%
Net loan charge-offs to provision for loan losses	15.71%	86.27%
* Annualized
We believe the allowance for loan losses as of March 31, 2013 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2013, deposits increased $171.6 million, or 3.92%, to $4.56 billion from $4.38 billion at December 31, 2012. The net increase in deposits is primarily due to the PIB acquisition during the quarter in which we assumed $143.7 million in deposits. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $1.46 billion at March 31, 2013, an increase of $32.6 million from $1.43 billion at December 31, 2012.
At March 31, 2013, 26% of total deposits were non-interest bearing demand deposits, 42% were time deposits and 32% were interest bearing demand and savings deposits. By comparison, at December 31, 2012, 27% of total deposits were non-interest bearing demand deposits, 40% were time deposits, and 33% were interest bearing demand and savings deposits.
At March 31, 2013, we had $336.9 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $307.2 million and $300.0 million of such deposits at December 31, 2012, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.12% at March 31, 2013 and were collateralized with securities with a carrying value of $346.0 million. The weighted average interest rate for wholesale deposits was 0.33% at March 31, 2013.

The following is a schedule of certificates of deposit maturities as of March 31, 2013:

	Balance	%
	(Dollars in thousands)
Three months or less	$753,687	39%
Over three months through six months	276,670	14%
Over six months through nine months	435,145	23%
Over nine months through twelve months	248,119	13%
Over twelve months	197,948	10%
Total time deposits	$1,911,569	100%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2013, we had $421.6 million of FHLB advances with average remaining maturities of 2.9 years, compared to $420.7 million with average remaining maturities of 2.6 years at December 31, 2012. The weighted average rate, including acquisition accounting adjustments, was 1.17% and 1.31% at March 31, 2013 and at December 31, 2012, respectively.
At March 31, 2013, six wholly-owned subsidiary grantor trusts ("Trusts") established by us had issued $50 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Our leased banking facilities and equipment are leased under non-cancelable operating leases under which we must make monthly payments over periods up to 15 years.
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers, and our regulators that our company and our bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.

Total stockholders’ equity was $772.3 million at March 31, 2013 compared to $751.1 million at December 31, 2012.
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
At March 31, 2013, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $711.6 million, compared to $688.4 million at December 31, 2012, representing an increase of $23.2 million, or 3.36%. The increase was primarily due to the increase in additional paid-in capital from the net income during the quarter of $17.5 million and an increase in trust preferred securities of $4.1 million assumed in the acquisition of PIB during the quarter. At March 31, 2013, the total capital to risk-weighted assets ratio was 15.88% and the Tier I capital to risk-weighted assets ratio was 14.63%. The Tier I leverage capital ratio was 12.64%.
As of March 31, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of March 31, 2013 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$772,633	15.88%	N/A	N/A
Tier 1 risk-based capital ratio	$711,574	14.63%	N/A	N/A
Tier 1 capital to total assets	$711,574	12.64%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$760,006	15.64%	$486,044	10.00%	$273,962	5.64%
Tier 1 risk-based capital ratio	$698,992	14.38%	$291,626	6.00%	$407,366	8.38%
Tier I capital to total assets	$698,992	12.42%	$281,440	5.00%	$417,552	7.42%
	As of December 31, 2012 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$746,396	16.16%	N/A	N/A
Tier 1 risk-based capital ratio	$688,422	14.91%	N/A	N/A
Tier 1 capital to total assets	$688,422	12.76%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$725,655	15.73%	$461,417	10.00%	$264,238	5.73%
Tier 1 risk-based capital ratio	$667,725	14.47%	$276,850	6.00%	$390,875	8.47%
Tier I capital to total assets	$667,725	12.38%	$269,767	5.00%	$397,958	7.38%

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
Our primary sources of liquidity are derived from financing activities, which include customer and broker deposits, federal funds facilities, and borrowings from the FHLB and the FRB Discount Window.  These funding sources are augmented by payments of principal and interest on loans and securities, proceeds from sale of loans and the liquidation or sale of securities from our available for sale portfolio.  Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.
At March 31, 2013, our total borrowing capacity from the FHLB was $1.50 billion, of which $1.08 billion was unused and available to borrow. At March 31, 2013, our total borrowing capacity from the FRB was $406.8 million, of which $406.8 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $647.1 million at March 31, 2013 compared to $661.3 million at December 31, 2012. Cash and cash equivalents, including federal funds sold were $280.8 million at March 31, 2013 compared to $312.9 million at December 31, 2012. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset Liability Committee of the Board ("ALCO") and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2013, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	March 31, 2013		December 31, 2012
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	6.13%	(3.55)%	5.31%	(2.24)%
+ 100 basis points	2.57%	(1.37)%	2.51%	1.01%
- 100 basis points	(1.57)%	0.42%	(3.78)%	3.06%
- 200 basis points	(1.94)%	0.82%	(4.52)%	4.68%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us. There were no material developments in legal proceedings which were previously disclosed in our 2012 Annual Report on Form 10-K.

Item 1A.	Risk Factors
There were no material changes from risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

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

BBCN BANCORP, INC.

Date:	May 8, 2013	/s/ Kevin S. Kim
Kevin S. Kim
Chariman, President and Chief Executive Officer

Date:	May 8, 2013

/s/ Douglas J. Goddard
Douglas J. Goddard
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

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc.*

10.1	Definitive Agreement and Plan of Merger, dated as of October 22, 2012, between BBCN Bancorp, Inc. and Pacific International Bancorp, Inc

10.2	CEO Employment Agreement between BBCN Bank and Soobong Min, dated April 30, 2013 and effective May 1, 2013*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to the Interim Final Rule - TARP Standards for Compensation and Corporate Governance at 31 CFR Part 30*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith