Form 10-Q
period 2013-06-30
BBCN BANCORP INC
filed 2013-08-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 2, 2013, there were 79,197,982 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	6/30/2013	December 31, 2012
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$81,003	$88,506
Interest-earning deposit at the Federal Reserve Bank (the "FRB")	215,327	224,410
Total cash and cash equivalents	296,330	312,916
Securities available for sale, at fair value	725,239	704,403
Loans held for sale, at the lower of cost or fair value	43,111	51,635
Loans receivable, net of allowance for loan losses (June 30, 2013 - $71,675; December 31, 2012 - $66,941)	4,446,447	4,229,311
Other real estate owned ("OREO"), net	9,596	2,698
Federal Home Loan Bank ("FHLB") stock, at cost	26,261	22,495
Premises and equipment, net of accumulated depreciation and amortization (June 30, 2013 - $24,089; December 31, 2012 - $22,201)	23,226	22,609
Accrued interest receivable	13,054	12,117
Deferred tax assets, net	73,899	60,240
Customers’ liabilities on acceptances	9,533	10,493
Bank owned life insurance	44,400	43,767
Investments in affordable housing partnerships	12,487	13,164
Goodwill	92,288	89,878
Other intangible assets, net	3,125	3,033
Prepaid FDIC insurance	—	7,574
FDIC loss share receivable	3,455	5,797
Other assets	40,563	48,531
Total assets	$5,863,014	$5,640,661

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	6/30/2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Non-interest bearing	$1,210,563	$1,184,285
Interest bearing:
Money market and NOW accounts	1,261,905	1,248,304
Savings deposits	181,672	180,686
Time deposits of $100,000 or more	1,276,147	1,088,611
Other time deposits	646,512	682,149
Total deposits	4,576,799	4,384,035
FHLB advances	421,539	420,722
Subordinated debentures	41,920	41,846
Accrued interest payable	4,499	4,355
Acceptances outstanding	9,533	10,493
Other liabilities	27,699	28,106
Total liabilities	5,081,989	4,889,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding, 79,205,840 and 78,041,511 shares at June 30, 2013 and December 31, 2012, respectively	79	78
Additional paid-in capital	537,085	525,354
Retained earnings	248,866	216,590
Accumulated other comprehensive income, net	(5,005)	9,082
Total stockholders’ equity	781,025	751,104
Total liabilities and stockholders’ equity	$5,863,014	$5,640,661

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$65,473	$62,504	$128,502	$125,923
Interest on securities	3,526	4,249	6,953	9,158
Interest on federal funds sold and other investments	380	190	667	417
Total interest income	69,379	66,943	136,122	135,498
INTEREST EXPENSE:
Interest on deposits	5,647	5,245	11,055	10,648
Interest on FHLB advances	1,218	1,603	2,442	3,229
Interest on other borrowings	411	593	806	1,260
Total interest expense	7,276	7,441	14,303	15,137
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	62,103	59,502	121,819	120,361
PROVISION FOR LOAN LOSSES	800	7,182	8,306	9,782
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,303	52,320	113,513	110,579
NON-INTEREST INCOME:
Service fees on deposit accounts	2,922	3,269	5,797	6,429
International service fees	1,266	1,403	2,504	2,627
Loan servicing fees, net	1,036	810	2,005	2,147
Wire transfer fees	887	775	1,703	1,516
Other income and fees	1,204	1,354	2,453	2,694
Net gains on sales of SBA loans	3,295	2,463	5,989	5,426
Net gains on sales of other loans	19	146	62	146
Net gains on sales of securities available for sale	—	—	54	816
Net valuation gains on interest rate swaps and caps	—	10	—	13
Net (loss) gain on sales of OREO	(11)	(8)	(9)	53
Total non-interest income	10,618	10,222	20,558	21,867
NON-INTEREST EXPENSE:
Salaries and employee benefits	16,219	14,658	32,551	28,737
Occupancy	4,835	4,232	8,846	7,878
Furniture and equipment	1,613	1,468	3,186	2,686
Advertising and marketing	1,190	1,525	2,463	2,983
Data processing and communications	1,861	1,573	3,505	3,184
Professional fees	1,443	1,069	2,744	1,682
FDIC assessments	858	51	1,552	1,088
Credit related expenses	2,203	2,290	3,918	4,470
Merger and integration expense	385	1,348	1,690	3,121
Other	3,822	2,863	7,249	5,683
Total non-interest expense	34,429	31,077	67,704	61,512
INCOME BEFORE INCOME TAX PROVISION	37,492	31,465	66,367	70,934
INCOME TAX PROVISION	14,821	12,101	26,235	27,636
NET INCOME	$22,671	$19,364	40,132	$43,298
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$—	$(3,771)	$0	$(5,640)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$22,671	$15,593	$40,132	$37,658
EARNINGS PER COMMON SHARE
Basic	$0.29	$0.20	$0.51	$0.48
Diluted	$0.29	$0.20	$0.51	$0.48
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$22,671	$19,364	$40,132	$43,298
Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale and interest only strips	(19,699)	809	(23,353)	493
Reclassification adjustments for gains realized in income (1)	—	—	(54)	(816)
Tax expense (benefit)	(7,738)	269	(9,320)	(209)
Change in unrealized gain on securities available for sale and interest only strips	(11,961)	540	(14,087)	(114)

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps (2)	—	(11)	—	(22)
Tax benefit	—	(5)	—	(9)
Change in unrealized gain on interest-rate caps, net of tax (3)	—	(6)	—	(13)

Total other comprehensive income (loss)	(11,961)	534	(14,087)	(127)
Total comprehensive income	$10,710	$19,898	$26,045	$43,171

(1)	Reclassification adjustments were recognized in net gains on sales of securities available for sale in the consolidated statements of income.

(2)	Reclassification adjustments were recognized in accumulated other comprehensive income in the consolidated statements of financial position.

(3)	Reclassification adjustments were recognized in other income in the consolidated statements of income.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2012	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		29,855		200
Stock-based compensation				1,141
Preferred stock cash dividends accrued (5%)					(2,990)
Accretion of preferred stock discount	2,650				(2,650)
Comprehensive income:
Net income					43,298
Other comprehensive loss						(127)
BALANCE, JUNE 30, 2012	$—	78,014,107	$78	$525,985	$180,567	$8,831

BALANCE, JANUARY 1, 2013	$—	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bank		632,050	1	8,640
Issuance of additional shares pursuant to various stock plans		532,279		1,849
Tax effect of stock plans				234
Stock-based compensation				1,008
Cash dividends declared on common stock					(7,856)
Comprehensive income:
Net income					40,132
Other comprehensive loss						(14,087)
BALANCE, JUNE 30, 2013	$—	79,205,840	$79	$537,085	$248,866	$(5,005)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,132	$43,298
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(7,328)	(14,353)
Stock-based compensation expense	1,008	1,141
Provision for loan losses	8,306	9,782
Valuation adjustment of loans held for sale	—	668
Valuation adjustment of OREO	762	1,067
Proceeds from sales of loans	67,732	88,822
Originations of loans held for sale	(53,176)	(73,003)
Net gains on sales of SBA and other loans	(6,051)	(6,014)
Net change in bank owned life insurance	(633)	(605)
Net gains on sales of securities available for sale	(54)	(816)
Net gains on sales of OREO	9	(53)
Net valuation gains on interest rate swaps and caps	—	(13)
Change in accrued interest receivable	(513)	1,377
Change in deferred income taxes	2,976	7,604
Change in prepaid FDIC insurance	7,771	938
Change in investments in affordable housing partnership	677	1,206
Change in FDIC loss share receivable	2,342	1,781
Change in other assets	8,376	(10,384)
Change in accrued interest payable	70	(595)
Change in other liabilities	(4,832)	6,421
Net cash provided by operating activities	67,574	58,269
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(84,982)	(128,519)
Proceeds from sales of securities available for sale	6,636	1,883
Proceeds from sales of OREO	1,425	3,160
Proceeds from matured term federal funds	—	100,000
Proceeds from sales of equipment	—	3
Purchase of premises and equipment	(3,348)	(3,494)
Purchase of securities available for sale	(147,995)	(15,457)
Purchase of FHLB stock	(1,969)	—
Redemption of FHLB stock	32	2,595
Purchase of term federal funds	—	(60,000)
Proceeds from matured or paid-down securities available for sale	101,604	84,735
Net cash received from acquisition	25,968	—
Redemption of preferred stock upon the acquisition	(7,475)	—
Net cash used in investing activities	(110,104)	(15,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	49,537	(56,693)
Redemption of preferred stock	—	(122,000)
Cash dividends paid on Preferred Stock	—	(3,647)
Redemption of subordinated debentures	(4,124)	(10,400)
Proceeds from FHLB advances	140,000	125,000
Repayment of FHLB advances	(153,697)	(96,124)
Cash dividends paid on Common Stock	(7,855)	—
Issuance of additional stock pursuant to various stock plans	2,083	200
Net cash used in financing activities	25,944	(163,664)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,586)	(120,489)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	312,916	300,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$296,330	$179,621
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,159	$15,732
Income taxes paid	$19,516	$19,022
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$4,396	$3,262
Non-cash goodwill adjustment, net	$(1,116)	$591
Pacific International Bank Acquisition:

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Assets acquired	$181,048	$—
Liabilities assumed	$(167,028)	$—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp", on a parent-only basis, and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New York, New Jersey, Washington and Illinois, as well as loan production offices in the Atlanta, Dallas, Denver, Northern California, Seattle and metropolitan Washington, D.C. markets. The Company is a corporation organized under the laws of Delaware and a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at June 30, 2013 and the results of operations for the three and six months then ended. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Recent Accounting Pronouncements:
FASB has issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this ASU clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations.
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

Foster Bankshares, Inc.
On April 15, 2013, the Company entered into an Agreement and Plan of Merger with Foster Bankshares, Inc., a Delaware corporation and a Chicago-based company, ("Foster") dated April 15, 2013. At June 30, 2013, Foster had total assets of approximately $381.0 million, including $302.1 million of gross loans and $333.2 million in deposits.
The transaction is valued at approximately $4.6 million, valuing each outstanding share of Foster common stock at $34.67. Foster shareholders will have a choice between electing to receive the cash value per share or, for shareholders who qualify as accredited investors, 2.62771 shares of BBCN common stock for each share of Foster common stock or a combination thereof, with no limitations on the consideration mix. The consideration for the transaction is subject to reduction in certain events. Foster has no outstanding options or warrants. The transaction is expected to be completed in the third quarter of 2013.

Pacific International Bancorp, Inc.
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
In connection with the acquisition, the consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued	$8,437
Cash in lieu of fractional shares paid to PIB stockholders	1
Redemption of Preferred Stock	7,475
Total consideration paid	$15,913

Assets Acquired:
Cash and cash equivalents	$25,968
Investment securities available for sale	7,810
Loans, net	131,589
FRB and FHLB stock	1,829
OREO	3,418
Deferred tax assets, net	7,316
Other assets	3,118
Liabilities Assumed:
Deposits	(143,665)
Borrowings	(14,698)
Subordinated debentures	(4,108)
Other liabilities	(5,074)
Total identifiable net assets	$13,503
Excess of consideration paid over fair value of net assets acquired (goodwill)	$2,410

The Company estimated the fair value for most loans acquired from PIB by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity, and repricing terms. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. To estimate the fair value of the remaining loans, management analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. We discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of PIB’s allowance for loan losses associated with the loans we acquired as the loans were initially recorded at fair value. The loans acquired with deteriorated credit quality from PIB as of February 15, 2013 were as follows:

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
The fair value of the net deferred tax assets acquired from PIB was provisional and adjustments to the provisional amount may occur during the measurement period as the Company obtains additional information about the facts and circumstances that existed as of the acquisition date.
The $2.4 million of goodwill recognized in the PIB acquisition represents the future economic benefit arising from the acquisition including: the creation of a platform that can support future operations and strengthening the Company's existing presence in the Pacific Northwest market. Goodwill is not amortized for book purposes and is not deductible for tax purposes.
The goodwill arising from the PIB acquisition was reduced by a net $1.1 million down to $92.3 million due to adjustments to the deferred tax asset, which was provisional as of March 31, 2013, and other adjustments of certain acquisition date fair value asset and liability estimates during the second quarter of 2013.

For the three months ended June 30, 2013
(In thousands)
Balance, beginning of period	$93,404
Acquired goodwill	—
Adjustment	(1,116)
Impairment	—
Balance, end of period	$92,288

The operating results of PIB from the date of acquisition through June 30, 2013 are included in the Condensed Consolidated Statement of Income for 2013 and are not material to the total consolidated operating results for the three and six month period ended June 30, 2013 and, consequently, no pro forma information is presented. Direct costs related to the acquisition were expensed as incurred as merger related expenses. The Company incurred $81 thousand and $1.3 million in PIB acquisition related expenses during three months and six months ended June 30, 2013, respectively. These expenses were comprised of salaries and benefits, occupancy expenses, professional services, and other non-interest expense.

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
The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of the 2007 Plan participants with those of the Company’s stockholders. The exercise price for shares under an ISO may not be less than 100% of fair market value (“FMV”) on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of FMV on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2007 Plan.
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
Under the 2007 and 2006 Plans 2,659,119 shares were available for future grants as of June 30, 2013.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 and 2006 Plans. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	797,805	$16.70
Granted	—	—
Exercised	(214,100)	8.64
Forfeited	(43,844)	26.99
Outstanding - June 30, 2013	539,861	$19.06	3.14	$120,000
Vested or expected to be vested - June 30, 2013	539,861	$19.06	3.14	$120,000
Options exercisable - June 30, 2013	531,861	$19.22	3.10	$75,000

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2013	512,183	$9.78
Granted	48,000	12.83
Vested	(306,140)	10.16
Forfeited	(29,550)	10.42
Outstanding - June 30, 2013	224,493	$10.75

The total fair value of performance units vested for the six months ended June 30, 2013 and 2012 was $3.9 million and $22 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $299 thousand and $743 thousand for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, $1.0 million and $1.1 million was charged against income related to stock-based payment arrangements.
The income tax benefit recognized was $1.3 million and $308 thousand, for the three months ended June 30, 2013 and 2012, respectively, and the amount recognized was $1.2 million and $477 thousand for the six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013, total unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $2.0 million, and is expected to be recognized over a weighted average vesting period of 2.84 years.

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2013 and 2012, stock options and restricted shares awards for approximately 192,000 shares and 564,000 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2013 and 2012, stock options and restricted shares awards for approximately 199,000 shares and 564,000 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 19,000 shares and 15,000 shares of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three and six months ended June 30, 2013, respectively. Warrants to purchase 337,000 shares common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three and six months ended June 30, 2012
The following table shows the computation of basic and diluted EPS for the three ended June 30, 2013 and 2012.

	For the three months ended June 30,
	2013			2012
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$22,671			$19,364
Less: preferred stock dividends and accretion of preferred stock discount	—			(3,771)
Basic EPS - common stock	$22,671	79,062,233	$0.29	$15,593	78,007,270	$0.20
Effect of Dilutive Securities:
Stock Options and Performance Units		155,890			79,063
Common stock warrants		18,609			55,194
Diluted EPS - common stock	$22,671	79,236,732	$0.29	$15,593	78,141,527	$0.20

	For the six months ended June 30,
	2013			2012
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$40,132			$43,298
Less: preferred stock dividends and accretion of preferred stock discount	—			(5,640)
Basic EPS - common stock	$40,132	78,746,444	$0.51	$37,658	77,997,305	$0.48
Effect of Dilutive Securities:
Stock Options and Performance Units		238,957			75,621
Common stock warrants		15,410			48,333
Diluted EPS - common stock	$40,132	79,000,811	$0.51	$37,658	78,121,259	$0.48

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$307,186	$2,154	$(7,598)	$301,742
Mortgage-backed securities	401,159	3,901	(5,953)	399,107
Trust preferred securities	4,509	—	(738)	3,771
Municipal bonds	5,698	394	(36)	6,056
Total debt securities	718,552	6,449	(14,325)	710,676
Mutual funds	14,710	—	(147)	14,563
	$733,262	$6,449	$(14,472)	$725,239

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$249,373	$5,649	$(110)	$254,912
Mortgage-backed securities	415,925	10,277	(662)	425,540
Trust preferred securities	4,502	—	(665)	3,837
Municipal bonds	4,506	612	—	5,118
Total debt securities	674,306	16,538	(1,437)	689,407
Mutual funds	14,710	286	—	14,996
	$689,016	$16,824	$(1,437)	$704,403

As of June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended June 30, 2013 and 2012, $19.7 million of gross unrealized losses and $809 thousand of gross unrealized gains, respectively, were included in accumulated other comprehensive income during the period. For the six months ended June 30, 2013 and 2012, $23.4 million of gross unrealized losses and $493 thousand of gross unrealized gains, respectively, were included in accumulated other comprehensive income during the period. A total of $54 thousand and $816 thousand were reclassified out of accumulated other comprehensive income into earnings for the six months ended June 30, 2013 and 2012, respectively, as a result of securities being sold. There were no securities sold during the three month period ended June 30, 2013 and 2012.

The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds	$—	$—	$6,636	$1,883
Gross gains	—	—	54	816
Gross losses	—	—	—	—

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	354
Due after five years through ten years	3,883	4,235
Due after ten years	5,984	5,238
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	307,186	301,742
Mortgage-backed securities	401,159	399,107
Mutual funds	14,710	14,563
	$733,262	$725,239

Securities with carrying values of approximately $366.6 million and $338.6 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At June 30, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	18	$175,605	$(7,597)	—	$—	$—	18	$175,605	$(7,597)
Mortgage-backed securities*	32	197,082	(5,839)	4	8,305	(114)	36	205,387	(5,953)
Trust preferred securities	—	—	—	1	3,771	(738)	1	3,771	(738)
Municipal bonds	1	1,156	(37)	—	—	—	1	1,156	(37)
Mutual funds	1	10,563	(147)	—	—	—	1	10,563	(147)
	52	$384,406	$(13,620)	5	$12,076	$(852)	57	$396,482	$(14,472)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	At December 31, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	3	$18,009	$(110)	—	$—	$—	3	$18,009	$(110)
Mortgage-backed securities*	7	32,406	(597)	3	8,251	(65)	10	40,657	(662)
Trust Preferred securities	—	—	—	1	3,837	(665)	1	3,837	(665)
	10	$50,415	$(707)	4	$12,088	$(730)	14	$62,503	$(1,437)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

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
The trust preferred securities at June 30, 2013 had an amortized cost of $4.5 million and an unrealized loss of $738 thousand at June 30, 2013. The trust preferred securities are scheduled to mature in May 2047. These securities are rated investment grade and there are no credit quality concerns with the obligor. Certain of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments were in an unrealized loss position at June 30, 2013. All of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments have high credit ratings ("AA" grade). Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities are deemed to be due to the current market volatility and are not reflective of management’s expectations of its ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at June 30, 2013.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2013 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that management will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2013	December 31, 2012
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$9,849	$9,247
Commercial & industrial	3,328,606	3,100,466
Construction	74,165	65,045
Total real estate loans	3,412,620	3,174,758
Commercial business	942,369	921,556
Trade finance	117,827	152,070
Consumer and other	47,088	49,954
Total loans outstanding	4,519,904	4,298,338
Less: deferred loan fees	(1,782)	(2,086)
Gross loans receivable	4,518,122	4,296,252
Less: allowance for loan losses	(71,675)	(66,941)
Loans receivable, net	$4,446,447	$4,229,311

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method ("Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Acquired Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20). The outstanding principal balance and the related carrying amount of the acquired PIB loans included in the statement of financial condition as of June 30, 2013 was $143.0 million and $121.6 million, respectively.

The following table presents changes in the accretable discount on the Acquired Credit Impaired Loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$23,410	$29,788	$18,651	$31,999
Additions due to acquisitions during the period	—	—	4,945	—
Accretion	(3,586)	(3,890)	(7,032)	(7,451)
Changes in expected cash flows	17,266	(2,932)	20,526	(1,582)
Balance at end of period	$37,090	$22,966	$37,090	$22,966

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2013
Balance, beginning of period	$43,709	$16,522	$1,698	$538	$9,889	$809	$—	$103	$73,268
Provision (credit) for loan losses	(1,057)	1,043	637	(20)	(233)	484	—	(54)	800
Loans charged off	(777)	(1,413)	—	(2)	(24)	(684)	—	—	(2,900)
Recoveries of charged offs	57	368	—	12	—	45	—	25	507
Balance, end of period	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675
Six Months Ended June 30, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	2,012	1,082	12	(149)	5,087	295	(3)	(30)	8,306
Loans charged off	(1,682)	(1,596)	(26)	(9)	(175)	(808)	—	(33)	(4,329)
Recoveries of charged offs	97	544	0	28	2	52	—	34	757
Balance, end of period	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2012
Balance, beginning of period	$35,809	$21,591	$1,823	$1,010	$1,543	$517	$16	$—	$62,309
Provision (credit) for loan losses	2,650	588	1,341	569	895	440	624	75	7,182
Loans charged off	(2,330)	(1,534)	—	(482)	(155)	(590)	(300)	(218)	(5,609)
Recoveries of charged offs	1,108	235	—	18	—	30	—	232	1,623
Balance, end of period	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505
Six Months Ended June 30, 2012
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$—	$—	$—	$—	$61,952
Provision (credit) for loan losses	1,333	2,215	1,318	1,118	2,149	917	640	92	9,782
Loans charged off	(4,264)	(2,896)	—	(483)	(169)	(637)	(300)	(243)	(8,992)
Recoveries of charged offs	1,128	880	60	35	303	117	—	240	2,763
Balance, end of period	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505

The following tables disaggregate the allowance for loan losses and the loans receivables by impairment methodology at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,993	$2,890	$481	$7	$5,096	$654	$—	$—	$15,121
Collectively evaluated for impairment	35,939	13,630	1,854	521	1	—	—	74	52,019
Acquired Credit Impaired Loans	—	—	—	—	4,535	—	—	—	4,535
Total	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675

Loans outstanding:
Individually evaluated for impairment	$42,796	$24,455	$940	$1,032	$24,948	$3,228	$—	$773	$98,172
Collectively evaluated for impairment	2,637,818	768,830	116,887	29,298	599,246	103,599	—	10,994	4,266,672
Acquired Credit Impaired Loans	—	—	—	—	107,812	42,257	—	4,991	155,060
Total	$2,680,614	$793,285	$117,827	$30,330	$732,006	$149,084	$—	$16,758	$4,519,904

	December 31, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,723	$3,084	$96	$—	$183	$1,074	$—	$—	$9,160
Collectively evaluated for impairment	36,782	13,406	2,253	658	—	41	3	103	53,246
Acquired Credit Impaired Loans	—	—	—	—	4,535	—	—	—	4,535
Total	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

Loans outstanding:
Individually evaluated for impairment	$37,394	$23,951	$6,199	$536	$17,951	$3,323	$—	$802	$90,156
Collectively evaluated for impairment	2,387,080	729,904	144,173	27,284	628,449	114,621	242	18,257	4,050,010
Acquired Credit Impaired Loans	—	—	—	—	103,884	49,757	1,456	3,075	158,172
Total	$2,424,474	$753,855	$150,372	$27,820	$750,284	$167,701	$1,698	$22,134	$4,298,338
As of June 30, 2013 and December 31, 2012, the liability for unfunded commitments was $802 thousand for both periods. For the three months ended June 30, 2013 and 2012, the recognized provision for credit losses related to unfunded commitments was $0 and $116 thousand, respectively. For the six months ended June 30, 2013 and 2012, the recognized provision for credit losses related to unfunded commitments was $0 and $116 thousand, respectively

The recorded investment in individually impaired loans was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
With Allocated Allowance
Without charge-off	$69,993	$65,526
With charge-off	894	2,599
With No Allocated Allowance
Without charge-off	21,906	17,536
With charge-off	5,379	4,495
Allowance on Impaired Loans	(15,121)	(9,160)
Impaired Loans, net of allowance	$83,051	$80,996

The following tables detail impaired loans (Legacy and Acquired) as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and for the year ended December 31, 2012. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of June 30, 2013			For the six months ended June 30, 2013		For the three months ended June 30, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	9,431	9,590	1,394	7,529	116	8,556	73
Hotel & Motel	12,102	12,926	2,930	11,077	275	12,120	138
Gas Station & Car Wash	1,862	1,937	107	1,711	53	1,621	27
Mixed Use	1,818	1,880	276	1,223	23	1,385	10
Industrial & Warehouse	13,438	14,128	5,082	8,880	127	12,283	62
Other	5,780	6,798	1,300	11,041	110	8,469	55
Real Estate—Construction	—	—	—	—	—	—	—
Commercial Business	24,964	26,582	3,544	24,529	550	23,617	270
Trade Finance	940	967	481	4,675	—	3,913	—
Consumer and Other	552	552	7	221	11	303	6
	$70,887	$75,360	$15,121	$70,886	$1,265	$72,267	$641
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	5,362	7,692	—	3,063	—	3,336	—
Hotel & Motel	6,004	9,196	—	6,114	—	6,065	—
Gas Station & Car Wash	3,291	6,864	—	3,085	—	3,762	—
Mixed Use	—	—	—	593	—	441	—
Industrial & Warehouse	4,815	7,795	—	4,684	5	4,830	3
Other	2,165	4,597	—	3,531	16	4,111	8
Real Estate—Construction	1,676	1,676	—	1,690	45	1,680	22
Commercial Business	2,719	4,505	—	1,877	—	2,356	—
Trade Finance	—	—	—	—	—	—	—
Consumer and Other	1,253	1,311	—	1,266	10	1,259	5
	$27,285	$43,636	$—	$25,903	$76	$27,840	$38
Total	$98,172	$118,996	$15,121	$96,789	$1,341	$100,107	$679

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	For the six months ended June 30, 2012		For the three months ended June 30, 2012
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,543	53	2,910	21
Hotel & Motel	21,037	433	22,835	211
Gas Station & Car Wash	3,653	46	4,346	23
Mixed Use	4,391	103	5,175	46
Industrial & Warehouse	3,646	27	3,348	13
Other	13,150	179	12,235	87
Real Estate—Construction	43	—	—	—
Commercial Business	23,874	426	25,975	209
Trade Finance	1,646	14	220	7
Consumer and Other	160	—	240	—
	$74,143	$1,281	$77,284	$617
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,530	—	1,261	—
Hotel & Motel	94	—	141	—
Gas Station & Car Wash	1,323	—	1,841	—
Mixed Use	—	—	—	—
Industrial & Warehouse	5,526	18	6,547	9
Other	3,016	17	3,221	8
Real Estate—Construction	1,710	56	1,710	28
Commercial Business	12,597	10	11,057	5
Trade Finance	1,576	57	2,131	42
Consumer and Other	144	—	141	—
	$27,516	$158	$28,050	$92
Total	$101,659	$1,439	$105,334	$709

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	As of June 30, 2013			For the six months ended June 30, 2013		For the three months ended June 30, 2013
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,271	1,271	18	1,546	27	1,676	13
Hotel & Motel	—	—	—	—	—	—	—
Gas Station & Car Wash	810	885	95	270	30	405	16
Mixed Use	—	—	—	—	—	—	—
Industrial & Warehouse	10,180	10,870	4,964	7,095	—	10,227	—
Other	159	166	19	2,525	5	1,652	2
Real Estate—Construction	—	—	—	—	—	—	—
Commercial Business	3,208	3,423	654	3,112	3	3,181	2
Trade Finance	—	—	—	—	—	—	—
Consumer and Other	—	—	—	—	—	—	—
	$15,628	$16,615	$5,750	$14,548	$65	$17,141	$33
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	872	957	—	577	—	466	—
Hotel & Motel	5,869	7,375	—	5,929	—	5,899	—
Gas Station & Car Wash	765	2,136	—	1,132	—	1,311	—
Mixed Use	—	—	—	—	—	—	—
Industrial & Warehouse	3,383	3,658	—	3,324	5	3,391	3
Other	1,639	2,339	—	1,397	16	1,692	8
Real Estate—Construction	—	—	—	—	—	—	—
Commercial Business	20	20	—	189	—	109	—
Trade Finance	—	—	—	—	—	—	—
Consumer and Other	773	831	—	786	—	779	—
	$13,321	$17,316	$—	$13,334	$21	$13,647	$11
Total	$28,949	$33,931	$5,750	$27,882	$86	$30,788	$44

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	For the six months ended June 30, 2012		For the three months ended June 30, 2012
Impaired Acquired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	390	27	585	8
Hotel & Motel	4,109	120	6,163	(12)
Gas Station & Car Wash	95	—	142	—
Mixed Use	—	—	—	—
Industrial & Warehouse	—	—	—	—
Other	12	—	17	—
Real Estate—Construction	—	—	—
Commercial Business	681	39	1,021	16
Trade Finance	—	—	—	—
Consumer and Other	—	—	—	—
	$5,287	$186	$7,928	$12
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	—	—	—	—
Hotel & Motel	—	—	—	—
Gas Station & Car Wash	489	11	734	1
Mixed Use	—	—	—	—
Industrial & Warehouse	2,278	(1)	3,417	9
Other	1,108	26	1,662	12
Real Estate—Construction	—	—	—	—
Commercial Business	875	21	1,313	13
Trade Finance	—	—	—	—
Consumer and Other	—	—	—	—
	$4,750	$57	$7,126	$35
Total	$10,037	$243	$15,054	$47

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

The table above includes only Acquired Loans that became impaired.

	As of December 31, 2012			For the year ended December 31, 2012
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	5,477	5,610	1,167	3,512	255
Hotel & Motel	8,990	8,995	1,860	17,536	426
Gas Station & Car Wash	1,892	2,440	73	2,908	—
Mixed Use	900	976	250	3,182	—
Industrial & Warehouse	2,074	2,153	567	3,052	66
Other	16,184	16,389	989	14,322	805
Real Estate—Construction	—	—	—	26	—
Commercial Business	26,354	29,073	4,158	25,227	1,252
Trade Finance	6,199	7,173	96	3,510	248
Consumer and Other	55	56	—	119	4
	$68,125	$72,865	$9,160	$73,394	$3,056
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,516	5,404	—	1,602	48
Hotel & Motel	6,212	8,202	—	1,365	—
Gas Station & Car Wash	1,731	4,359	—	1,775	—
Mixed Use	899	923	—	180	—
Industrial & Warehouse	4,392	6,450	—	4,408	160
Other	2,371	6,283	—	2,598	—
Real Estate—Construction	1,710	1,710	—	1,710	111
Commercial Business	920	1,368	—	8,028	18
Trade Finance	—	—	—	946	—
Consumer and Other	1,280	1,316	—	357	20
	$22,031	$36,015	$—	$22,969	$357
Total	$90,156	$108,880	$9,160	$96,363	$3,413

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

	As of December 31, 2012			For the year ended December 31, 2012
Impaired Acquired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,286	1,286	9	920	64
Hotel & Motel	—	—	—	3,676	—
Gas Station & Car Wash	—	—	—	57	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	832	887	2	331	36
Other	4,272	4,461	172	1,711	288
Real Estate—Construction	—	—	—	—	—
Commercial Business	2,974	3,072	1,074	1,625	26
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,364	$9,706	$1,257	$8,320	$414
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	800	840	—	161	48
Hotel & Motel	5,990	7,375	—	1,198	—
Gas Station & Car Wash	774	1,865	—	608	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	3,190	3,302	—	2,005	160
Other	807	3,156	—	993	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	349	681	—	680	15
Trade Finance	—	—	—	—	—
Consumer and Other	802	836	—	160	—
	$12,712	$18,055	$—	$5,805	$223
Total	$22,076	$27,761	$1,257	$14,125	$637

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of June 30, 2013 and December 31, 2012 by class of loans:

	As of June 30, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (3)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	56	—	—	56	6,539	6,595
Hotel & Motel	311	—	—	311	196	507
Gas Station & Car Wash	—	—	—	—	2,525	2,525
Mixed Use	—	—	—	—	1,007	1,007
Industrial & Warehouse	122	—	—	122	1,432	1,554
Other	364	—	—	364	1,284	1,648
Real estate—Construction	—	—	—	—	—	—
Commercial business	1,182	85	—	1,267	5,578	6,845
Trade finance	—	—	—	—	940	940
Consumer and other	21	—	—	21	—	21
Subtotal	$2,056	$85	$—	$2,141	$19,501	$21,642
Acquired Loans: (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,361	773	1,843	3,977	860	4,837
Hotel & Motel	3,200	—	5,064	8,264	5,869	14,133
Gas Station & Car Wash	637	2,043	5,992	8,672	765	9,437
Mixed Use	56	—	239	295	—	295
Industrial & Warehouse	458	121	265	844	13,441	14,285
Other	2,262	522	969	3,753	659	4,412
Real estate—Construction	—	—	—	—	—	—
Commercial business	359	2,102	3,887	6,348	3,111	9,459
Trade finance	—	—	—	—	—	—
Consumer and other	257	13	528	798	781	1,579
Subtotal(2)	$8,590	$5,574	$18,787	$32,951	$25,486	$58,437
TOTAL	$10,646	$5,659	$18,787	$35,092	$44,987	$80,079

(1)	The Acquired Loans include Acquired Credit Impaired Loans (ASC 310-30 loans) and Acquired Performing Loans (loans that were pass graded at the time of acquisition).

(2)
The past due and accruing Acquired Loans include Acquired Credit Impaired Loans accounted for under ASC 310-30 of $6.8 million, $3.5 million and $18.8 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.

(3)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $21.0 million.

	As of December 31, 2012
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (3)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	87	—	—	87	3,316	3,403
Hotel & Motel	—	—	—	—	437	437
Gas Station & Car Wash	359	—	—	359	2,848	3,207
Mixed Use	34	—	—	34	1,799	1,833
Industrial & Warehouse	—	—	—	—	1,950	1,950
Other	—	115	—	115	2,379	2,494
Real estate—Construction	—	—	—	—	—	—
Commercial business	298	234	—	532	4,942	5,474
Trade finance	—	—	—	—	869	869
Consumer and other	190	—	—	190	—	190
Subtotal	$968	$349	$—	$1,317	$18,540	$19,857
Acquired Loans: (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,126	6,604	1,190	8,920	—	8,920
Hotel & Motel	1,522	2,668	944	5,134	5,990	11,124
Gas Station & Car Wash	2,218	1,109	875	4,202	774	4,976
Mixed Use	985	1,918	1,507	4,410	—	4,410
Industrial & Warehouse	53	3,320	61	3,434	—	3,434
Other	50	25	5,542	5,617	937	6,554
Real estate—Construction	—	—	5,972	5,972	—	5,972
Commercial business	1,359	1,174	1,236	3,769	2,442	6,211
Trade finance	—	—	—	—	—	—
Consumer and other	98	17	415	530	970	1,500
Subtotal(2)	$7,411	$16,835	$17,742	$41,988	$11,113	$53,101
TOTAL	$8,379	$17,184	$17,742	$43,305	$29,653	$72,958

(1)	The Acquired Loans include Acquired Credit Impaired Loans (ASC 310-30 loans) and Acquired Performing Loans (loans that were pass graded at the time of the acquisition).

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of June 30, 2013 and December 31, 2012 by class of loans:

	As of June 30, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$9,058	$—	$19	$—	$9,077
Real estate—Commercial
Retail	672,250	953	16,945	—	690,148
Hotel & Motel	490,162	1,869	13,790	—	505,821
Gas Station & Car Wash	415,386	1,010	9,233	—	425,629
Mixed Use	235,803	2,104	3,411	—	241,318
Industrial & Warehouse	212,188	14,296	7,357	—	233,841
Other	489,457	2,195	10,137	—	501,789
Real estate—Construction	71,315	—	1,676	—	72,991
Commercial business	737,365	30,328	25,440	152	793,285
Trade finance	95,637	14,008	8,182	—	117,827
Consumer and other	28,817	11	1,502	—	30,330
Subtotal	$3,457,438	$66,774	$97,692	$152	$3,622,056
Acquired Loans:
Real estate—Residential	$232	$292	$247	$—	$771
Real estate—Commercial
Retail	210,311	4,894	13,265	113	228,583
Hotel & Motel	126,010	8,851	18,063	—	152,924
Gas Station & Car Wash	37,965	5,562	13,227	—	56,754
Mixed Use	29,641	2,413	4,600	—	36,654
Industrial & Warehouse	92,193	3,618	19,216	—	115,027
Other	117,130	5,407	17,582	—	140,119
Real estate—Construction	1,174	—	—	—	1,174
Commercial business	105,850	10,577	31,788	869	149,084
Trade finance	—	—	—	—	—
Consumer and other	12,495	400	3,770	93	16,758
Subtotal	$733,001	$42,014	$121,758	$1,075	$897,848
Total	$4,190,439	$108,788	$219,450	$1,227	$4,519,904

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$9,223	$—	$24	$—	$9,247
Real estate—Commercial
Retail	589,720	3,584	12,303	—	605,607
Hotel & Motel	453,908	1,894	16,795	—	472,597
Gas Station & Car Wash	370,803	1,288	9,982	—	382,073
Mixed Use	233,687	2,131	3,423	—	239,241
Industrial & Warehouse	202,066	1,010	4,295	370	207,741
Other	431,685	1,219	17,084	—	449,988
Real estate—Construction	56,270	—	1,710	—	57,980
Commercial business	726,073	6,164	21,514	104	753,855
Trade finance	136,197	7,976	6,199	—	150,372
Consumer and other	26,801	13	1,006	—	27,820
Subtotal	$3,236,433	$25,279	$94,335	$474	$3,356,521
Acquired Loans:
Real estate—Residential	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	225,982	6,469	17,331	—	249,782
Hotel & Motel	105,032	16,150	13,215	—	134,397
Gas Station & Car Wash	33,360	7,192	4,119	—	44,671
Mixed Use	34,927	3,826	6,526	—	45,279
Industrial & Warehouse	114,616	1,385	9,470	—	125,471
Other	121,667	4,473	17,479	—	143,619
Real estate—Construction	1,093	—	5,972	—	7,065
Commercial business	119,026	14,057	34,047	571	167,701
Trade finance	242	334	1,122	—	1,698
Consumer and other	17,292	424	4,329	89	22,134
Subtotal	$773,237	$54,310	$113,610	$660	$941,817
Total	$4,009,670	$79,589	$207,945	$1,134	$4,298,338

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
The following table presents loans by portfolio segment and impairment method at June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$66,068	$1,676	$27,683	$940	$1,805	$98,172
Specific allowance	$—	$11,089	$—	$3,544	$481	$7	$15,121
Loss coverage ratio	0.0%	16.8%	0.0%	12.8%	51.2%	0.4%	15.4%
Non-impaired loans	$9,849	$3,262,538	$72,489	$914,686	$116,887	$45,283	$4,421,732
General allowance	$71	$39,463	$941	$13,630	$1,854	$595	$56,554
Loss coverage ratio	0.7%	1.2%	1.3%	1.5%	1.6%	1.3%	1.3%
Total loans	$9,849	$3,328,606	$74,165	$942,369	$117,827	$47,088	$4,519,904
Total allowance for loan losses	$71	$50,552	$941	$17,174	$2,335	$602	$71,675
Loss coverage ratio	0.7%	1.5%	1.3%	1.8%	2.0%	1.3%	1.6%

	As of December 31, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$53,634	$1,710	$27,274	$6,199	$1,338	$90,155
Specific allowance	$—	$4,906	$—	$4,158	$96	$—	$9,160
Loss coverage ratio	0.0%	9.1%	0.0%	15.2%	1.5%	0.0%	10.2%
Non-impaired loans	$9,247	$3,046,832	$63,335	$894,282	$145,871	$48,616	$4,208,183
General allowance	$74	$40,256	$986	$13,448	$2,256	$761	$57,781
Loss coverage ratio	0.8%	1.3%	1.6%	1.5%	1.5%	1.6%	1.4%
Total loans	$9,247	$3,100,466	$65,045	$921,556	$152,070	$49,954	$4,298,338
Total allowance for loan losses	$74	$45,162	$986	$17,606	$2,352	$761	$66,941
Loss coverage ratio	0.8%	1.5%	1.5%	1.9%	1.5%	1.5%	1.6%
Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At June 30, 2013, total modified loans were $67.2 million, compared to $51.5 million at December 31, 2012. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual by type of concession as of June 30, 2013 and December 31, 2012 is presented below:

	As of June 30, 2013
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,273	$5,400	$—	$12,673	$14,760	$2,779	$773	$18,312	$30,985
Maturity / Amortization concession	777	6,564	532	7,873	1,482	2,328	940	4,750	12,623
Rate concession	14,689	990	—	15,679	7,822	—	—	7,822	23,501
Principal forgiveness	—	—	—	—	—	56	—	56	56
	$22,739	$12,954	$532	$36,225	$24,064	$5,163	$1,713	$30,940	$67,165

	As of December 31, 2012
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$9,608	$687	$—	$10,295	$4,735	$4,618	$802	$10,155	$20,450
Maturity / Amortization concession	348	3,847	536	4,731	652	1,941	869	3,462	8,193
Rate concession	13,594	1,229	—	14,823	7,923	—	—	7,923	22,746
Principal forgiveness	—	—	—	—	—	62	—	62	62
	$23,550	$5,763	$536	$29,849	$13,310	$6,621	$1,671	$21,602	$51,451
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at June 30, 2013 were comprised of 15 commercial real estate loans totaling $22.7 million and 27 commercial business loans totaling $13.0 million, and 2 consumer loans totaling $532 thousand. TDRs on accrual status at December 31, 2012 were comprised of 12 commercial real estate loans totaling $23.6 million and 20 commercial business loans totaling $5.8 million, and 2 consumer loans totaling $536 thousand.  The Company expects that the TDRs on accrual status as of June 30, 2013, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.

We have allocated $12.6 million and $6.3 million of specific reserves to TDRs as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012, we did not have any outstanding commitments to extend additional funds to these borrowers.
The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate - Commercial
Retail	2	$4,132	$4,272	4	$4,871	$4,979
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	1	1,371	938
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	1	370	354
Other	—	—	—	—	—	—
Real estate - Construction	—	—	—	—	—	—
Commercial business	7	6,256	6,242	9	7,270	7,247
Trade Finance	—	—	—	—	—	—
Subtotal	9	$10,388	$10,514	15	$13,882	$13,518
Acquired Loans:
Real estate - Commercial
Retail	—	$—	$—	—	$—	$—
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	1	165	170
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	1	87	84	2	10,336	10,264
Other	1	158	158	2	1,137	1,138
Real estate - Construction	—	—	—	—	—	—
Commercial business	3	203	198	5	1,055	380
Trade Finance	—	—	—	—	—	—
Subtotal	5	$448	$440	10	$12,693	$11,952
Total	14	$10,836	$10,954	25	$26,575	$25,470

The specific reserves for the TDRs that occurred during the three months and six months period ended June 30, 2013 totaled $1.0 million and $6.2 million, respectively, and there were $0.0 million charge offs for the three months and six months ended June 30, 2013.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	1	$748	1	$748
Gas Station & Car Wash	—	—	—	—
Industrial & Warehouse	—	—	—	—
Other	—	—	—	—
Commercial Business	4	88	4	88
Subtotal	5	$836	5	$836
Acquired Loans:
Real estate - Commercial
Retail	—	$—	—	$—
Gas Station & Car Wash	1	170	1	170
Hotel & Motel	—	—	—	—
Industrial & Warehouse	—	—	1	10,180
Other	—	—	—	—
Commercial Business	3	1,083	3	1,083
Subtotal	4	$1,253	5	$11,433
	9	$2,089	10	$12,269
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of June 30, 2013, the specific reserves totaled $238 thousand and $5.2 million for the TDRs that had payment defaults during the three months and six months ended June 30, 2013, respectively. The total charge offs for the TDRs that had payment defaults during the three and six months ended June 30, 2013 were $387 thousand.
There were five Legacy Loans that subsequently defaulted during the three months and six months ended June 30, 2013 that were modified as follows: two Commercial Business loans totaling $50 thousand were modified through maturity/amortization concessions, one Commercial Business loan totaling $38 thousand was modified through a payment concession, and two Real Estate Commercial - Retail loan totaling $748 thousand was modified through a rate concession.
The four Acquired Loans that subsequently defaulted during the three months ended June 30, 2013 were modified as follows: three Commercial Business loans totaling $1.1 million were modified through payment concessions and one Real Estate Commercial - Gas Station & Car Wash loan totaling $170 thousand was modified through payment concession.
The five Acquired Loans that subsequently defaulted during the six months ended June 30, 2013 were modified as follows: three Commercial Business loans totaling $1.1 million were modified through payment concessions, one Real Estate Commercial - Gas Station & Car Wash loan totaling $170 thousand was modified through payment concession, and one Real Estate Commercial - Industrial & Warehouse loan totaling $10.2 million was modified through payment concession.

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $2.9 million and $882 thousand at June 30, 2013 and December 31, 2012, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Covered loans on nonaccrual status	$434	$489
Covered OREO	2,417	393
Total covered nonperforming assets	$2,851	$882

Acquired covered loans	$65,653	$72,528
Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of June 30, 2013 and December 31, 2012, and the outstanding principal balance as of June 30, 2013 and December 31, 2012 was $8.2 million and $11.1 million, respectively.

8.	Borrowings
We maintain a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.59 billion at June 30, 2013 and $1.35 billion at December 31, 2012. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2013 and December 31, 2012, real estate secured loans with a carrying amount of approximately $2.08 billion and $2.04 billion, respectively, were pledged as collateral for borrowings from the FHLB. At June 30, 2013 and December 31, 2012, other than FHLB stock, no securities were pledged as collateral for borrowings from the FHLB.
At June 30, 2013 and December 31, 2012, FHLB advances were $421.5 million and $420.7 million, had a weighted average interest rate of 1.17% and 1.24%, respectively, and had various maturities through May 2018. At June 30, 2013 and December 31, 2012, $66.5 million and $66.7 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of June 30, 2013 ranged between 0.47% and 3.89%. At June 30, 2013, the Company had a remaining borrowing capacity of $1.17 billion.
At June 30, 2013, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$40,000	$91,540
Due after one year through five years	381,539	329,999
	$421,539	$421,539

In addition, as a member of the FRB system, we may also borrow from the FRB of San Francisco. The maximum amount that we may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At June 30, 2013, the outstanding principal balance of the qualifying loans was $470.2 million, and no borrowings were outstanding against this line.

9.	Subordinated Debentures
At June 30, 2013, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $4.0 million of trust preferred securities, which the Company redeemed on June 17, 2013. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at June 30, 2013:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at June 30, 2013		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.43%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.15%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.23%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.93%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,052	Variable	4.01%	3.15%	(1)	1/7/2034
TOTAL ISSUANCE		$46,000	$41,920

(1)
The Center Capital Trust I trust preferred security was assumed in the merger with Center Financial Corporation. The remaining discount was $5.5 million at June 30, 2013 and the effective rate of the security, including the effect of the discount accretion, was 6.03% at June 30, 2013.

The Company’s investment in the common trust securities of the issuer trusts of $1.6 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2013, $40.5 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at June 30, 2013, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

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

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended June 30, 2013 and 2012 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives		Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)
Derivatives not designated as hedging instruments under FASB ASC 815:
Interest rate contracts (1)	Other income	$—	$(1)	$—	$(9)

(1)	Includes amounts representing the net interest payments as stated in the contractual agreements and the valuation gains or (losses) on interest rate contracts not designated as hedging instruments.

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes.  The Company had total unrecognized tax benefits of $1.74 million and $748 thousand at June 30, 2013 and December 31, 2012, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions and anticipated adjustments from the 2010 Internal Revenue Service (IRS) examination.
We anticipate an increase of approximately $220 thousand in the unrecognized tax benefit related to the California enterprise zone loan interest deduction and a decrease of approximately $971 thousand in the unrecognized tax benefit related to an expected settlement with the IRS for the 2010 tax year within the next twelve months.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2008. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by IRS for the 2010 and 2011 tax years and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. Within the last twelve months, examinations by the City of New York for tax years 2007, 2008, and 2009, and the FTB for tax years 2007 and 2008, were concluded with no material adjustments.
We recognize interest and penalties related to income tax matters in income tax expense.  We had approximately $85 thousand and $52 thousand for accrued interest and penalties at June 30, 2013 and December 31, 2012, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2013.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$301,742	$—	$301,742	$—
GSE mortgage-backed securities	399,107	—	399,107	—
Trust preferred securities	3,771	—	3,771	—
Municipal bonds	6,056	—	4,900	1,156
Mutual funds	14,563	14,563	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$254,912	$—	$254,912	$—
GSE mortgage-backed securities	425,540	—	425,540	—
Trust preferred securities	3,837	—	3,837	—
Municipal bonds	5,118	—	5,118	—
Mutual funds	14,996	14,996	—	—

There were no transfers between Level 1, 2 and 3 during the period ended June 30, 2013 and 2012. There were no gains or losses recognized in earnings
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

Securities Available for Sale Municipal Bonds
(in thousands)
Beginning Balance, January 1, 2013	$—
Purchases, issuances, and settlements	1,202
Amortization	(9)
Total gains or (losses) included in earnings	—
Total gains or (losses) included in other comprehensive income	(37)
Ending Balance, June 30, 2013	$1,156

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$7,381	$—	$7,381	$—
Commercial business	890	—	890	—
OREO	2,717	—	2,717	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$4,443	$—	$4,443	$—
Commercial business	1,164	—	1,164	—
Loans held for sale, net	803	—	803	—
OREO	2,636	—	2,636	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(357)	$(183)	$(7,941)	$1,420
Commercial business	(1,729)	(224)	(1,194)	(2,408)
Loans held for sale, net	—	(156)	—	(156)
OREO	(657)	(560)	(771)	(1,014)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$296,330	$296,330	Level 1
Loans held for sale	43,111	49,157	Level 2
Loans receivable—net	4,446,447	4,867,329	Level 3
FHLB stock	26,261	N/A	N/A
FDIC loss share receivable	3,455	3,455	Level 3
Customers’ liabilities on acceptances	9,533	9,533	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,210,563	$1,210,563	Level 2
Saving and other interest bearing demand deposits	1,443,577	1,443,577	Level 2
Time deposits	1,922,659	1,925,764	Level 2
FHLB advances	421,539	421,232	Level 2
Subordinated debentures	41,920	43,965	Level 2
Bank’s liabilities on acceptances outstanding	9,533	9,533	Level 2
	December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$312,916	$312,916	Level 1
Loans held for sale	51,635	57,856	Level 2
Loans receivable—net	4,229,311	4,591,685	Level 3
FHLB stock	22,495	N/A	N/A
FDIC loss share receivable	5,797	5,797	Level 3
Customers’ liabilities on acceptances	10,493	10,493	Level 2
Financial Liabilities:
Noninterest-bearing deposits	$1,184,285	$1,184,285	Level 2
Saving and other interest bearing demand deposits	1,428,990	1,428,990	Level 2
Time deposits	1,770,760	1,772,778	Level 2
FHLB advances	420,722	425,107	Level 2
Subordinated debentures	41,846	32,218	Level 2
Bank’s liabilities on acceptances outstanding	10,493	10,493	Level 2

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
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

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2013
Total capital (to risk-weighted assets):
Company	$790,164	16.12%	$392,021	8.00%	N/A	N/A
Bank	$780,843	15.95%	$391,740	8.00%	$489,676	10.00%
Tier I capital (to risk-weighted assets):
Company	$728,773	14.87%	$196,010	4.00%	N/A	N/A
Bank	$719,494	14.69%	$195,870	4.00%	$293,805	6.00%
Tier I capital (to average assets):
Company	$728,773	12.60%	$231,325	4.00%	N/A	N/A
Bank	$719,494	12.42%	$231,286	4.00%	$289,108	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
Company	$746,396	16.16%	$369,417	8.00%	N/A	N/A
Bank	$725,655	15.73%	$369,134	8.00%	$461,417	10.00%
Tier I capital (to risk-weighted assets):
Company	$688,422	14.91%	$184,708	4.00%	N/A	N/A
Bank	$667,725	14.47%	$184,567	4.00%	$276,850	6.00%
Tier I capital (to average assets):
Company	$688,422	12.76%	$215,861	4.00%	N/A	N/A
Bank	$667,725	12.38%	$215,813	4.00%	$269,767	5.00%

The following table presents the components of accumulated other comprehensive (loss) income at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$(5,085)	$9,004
Net unrealized gain on interest-only strips	80	78
Total accumulated other comprehensive (loss) income	$(5,005)	$9,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$69,379	$66,943	$136,122	$135,498
Interest expense	7,276	7,441	14,303	15,137
Net interest income	62,103	59,502	121,819	120,361
Provision for loan losses	800	7,182	8,306	9,782
Net interest income after provision for loan losses	61,303	52,320	113,513	110,579
Non-interest income	10,618	10,222	20,558	21,867
Non-interest expense	34,429	31,077	67,704	61,512
Income before income tax provision	37,492	31,465	66,367	70,934
Income tax provision	14,821	12,101	26,235	27,636
Net income	$22,671	$19,364	$40,132	$43,298
Dividends and discount accretion on preferred stock	—	(3,771)	—	(5,640)
Net income available to common stockholders	$22,671	$15,593	$40,132	$37,658
Per Share Data:
Earnings per common share - basic	$0.29	$0.20	$0.51	$0.48
Earnings per common share - diluted	$0.29	$0.20	$0.51	$0.48
Book value per common share (period end, excluding preferred stock and warrants)	$9.86	$9.14	$9.86	$9.14
Cash dividends declared per common share	$.05	$—	$.10	$—
Tangible book value per common share (period end, excluding preferred stock and warrants) (11)	$8.65	$7.94	$8.65	$7.94
Number of common shares outstanding (period end)	79,205,840	78,014,107	79,205,840	78,014,107
Weighted average shares - basic	79,062,233	78,007,270	78,746,444	77,997,305
Weighted average shares - diluted	79,236,732	78,141,527	79,000,811	78,121,259
Tangible common equity ratio (9)	11.88%	12.49%	11.88%	12.49%
Statement of Financial Condition Data - at Period End:
Assets	$5,863,014	$5,049,405	$5,863,014	$5,049,405
Securities available for sale	725,239	666,852	725,239	666,852
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	4,518,122	3,874,538	4,518,122	3,874,538
Deposits	4,576,799	3,882,680	4,576,799	3,882,680
FHLB advances	421,539	371,143	421,539	371,143
Subordinated debentures	41,920	41,772	41,920	41,772
Stockholders’ equity	781,025	715,461	781,025	715,461

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$5,878,377	$5,102,769	$5,802,413	$5,121,082
Securities available for sale	705,479	692,399	698,769	709,063
Gross loans, including loans held for sale	4,546,461	3,847,921	4,495,673	3,812,708
Deposits	4,592,036	3,854,756	4,520,401	3,879,207
Stockholders’ equity	783,181	823,839	774,257	815,111
Selected Performance Ratios:
Return on average assets (1) (8)	1.54%	1.52%	1.38%	1.69%
Return on average stockholders’ equity (1) (8)	11.58%	9.40%	10.37%	10.62%
Average stockholders' equity to average assets	13.32%	16.14%	13.34%	15.92%
Return on average tangible equity (1) (8) (10)	13.21%	10.61%	11.83%	12.01%
Dividend payout ratio (dividends per share / earnings per share)	17.24%	0.0%	19.61%	0.0%
Pre-Tax Pre-Provision income to average assets (1)	2.60%	3.03%	2.57%	3.15%
Efficiency ratio (2)	47.34%	44.57%	47.55%	47.69%
Net interest spread	4.25%	4.72%	4.25%	4.77%
Net interest margin (3)	4.49%	5.02%	4.49%	5.07%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.61%	12.97%	12.61%	12.97%
Tier 1 risk-based capital ratio	14.89%	15.54%	14.89%	15.54%
Total risk-based capital ratio	16.14%	16.80%	16.14%	16.80%
Tier 1 common risk-based capital ratio (12)	14.05%	14.58%	14.05%	14.58%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.59%	1.69%	1.59%	1.69%
Allowance for loan losses to nonaccrual loans	159.32%	164.88%	159.32%	164.88%
Allowance for loan losses to nonperforming loans (6)	71.67%	78.44%	71.67%	78.44%
Allowance for loan losses to nonperforming assets (7)	65.40%	72.60%	65.40%	72.60%
Nonaccrual loans to gross loans, excluding loans held for sale	1.00%	1.03%	1.00%	1.03%
Nonperforming loans to gross loans, excluding loans held for sale (6)	2.21%	2.16%	2.21%	2.16%
Nonperforming assets to gross loans and OREO (7)	2.42%	2.32%	2.42%	2.32%
Nonperforming assets to total assets (7)	1.87%	1.70%	1.87%	1.70%

(1)	Annualized.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest-earning assets.

(4)	The ratios required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

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

(7)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, OREO, and accruing restructured loans.

(8)	Based on net income before effect of dividends and discount accretion on preferred stock.

(9)	Excludes TARP preferred stock, net of discount, of $0 and $119.7 million and stock warrants of $378 thousand and $2.8 million at June 30, 2013 and 2012, respectively.

(10)
Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$22,671	$19,364	$40,132	$43,298

Average stockholders' equity	$783,181	$823,839	$774,257	$815,111
Less: Average goodwill and other intangible assets, net	(96,660)	(93,713)	(95,824)	(93,955)
Average tangible equity	$686,521	$730,126	$678,433	$721,156

Net income (annualized) to average tangible equity	13.21%	10.61%	11.83%	12.01%

(11)
Tangible book value per share is calculated by subtracting goodwill and other intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	June 30, 2013	June 30, 2012
	(In thousands)
Total stockholders' equity	$781,025	$715,461
Less: Preferred stock, net of discount	—	—
Common stock warrant	(378)	(2,760)
Goodwill and other intangible assets, net	(95,413)	(93,518)
Tangible common equity	$685,234	$619,183

Common shares outstanding	79,205,840	78,014,107

Tangible common equity per share	$8.65	$7.94

(12)
Tier 1 common risk-based capital is calculated as Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities.

	June 30, 2013	June 30, 2012
	(In thousands)
Tier 1 capital	$728,773	$649,293
Less: Preferred stock, net of discount	—	—
Trust preferred securities less unamortized acquisition discount	(40,495)	(40,347)
Tier 1 common risk-based capital	$688,278	$608,946

Total risk weighted assets less disallowed allowance for loan losses	4,900,260	4,177,728

Tier 1 common risk-based capital ratio	14.05%	14.58%

Results of Operations
Overview
Total assets increased $222.4 million from $5.64 billion at December 31, 2012 to $5.86 billion at June 30, 2013. The increase in total assets was primarily due to a $217.1 million increase in loans receivable, net of allowance for loan losses, from $4.23 billion at December 31, 2012 to $4.45 billion at June 30, 2013 and a $20.8 million increase in securities available for sale from $704.4 million at December 31, 2012 to $725.2 million at June 30, 2013 These increases were partially offset by a $16.6 million decrease in cash and cash equivalents from $312.9 million at December 31, 2012 to $296.3 million at June 30, 2013. The increase in total assets was funded by a $192.8 million increase in deposits from $4.38 billion at December 31, 2012 to $4.58 billion at June 30, 2013, a $817 thousand increase in FHLB advances from $420.7 million at December 31, 2012 to $421.5 million at June 30, 2013 and net income available to common stockholders of $40.1 million.
The net income available to common stockholders for the second quarter of 2013 was $22.7 million, or $0.29 per diluted common share, compared to the net income available to common stockholders of $15.6 million, or $0.20 per diluted common share, for the same period of 2012, an increase of $7.1 million, or 45.4%. The net income available to common stockholders for the six months ended June 30, 2012 was $40.1 million, or $0.51 per diluted common share, compared to the net income available to common stockholders of $37.7 million, or $0.48 per diluted common share, for the same period of 2012, an increase of $2.5 million, or 6.6%. The acquisitions impact the comparability of the operating results for the second quarter and the six months period ending June 30 of 2013 and 2012 because the acquisitions resulted in increases in interest earning assets, interest bearing liabilities, employees and branch locations. In addition, the acquired assets and liabilities were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. The operating results for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012 include the following major pre-tax acquisition accounting adjustments and expenses related to acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$6,637	$6,010	$10,713	$12,093
Accretion of discounts on acquired credit impaired loans	1,032	1,686	2,554	5,247
Amortization of premiums on assumed FHLB advances	92	904	183	2,135
Accretion of discounts on assumed subordinated debt	(48)	(36)	(91)	(71)
Amortization of premiums on assumed time deposits	247	787	685	2,062
Increase to pre-tax income	$7,960	$9,351	$14,044	$21,466

The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.54% for the second quarter of 2013, compared to 1.52% for the same period of 2012. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 11.58% for the second quarter of 2013, compared to 9.40% for the same period of 2012. The efficiency ratio was 47.34% for the second quarter of 2013 compared to 44.57% for the same period of 2012.
The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.38% for the for the six months ended June 30, 2013, compared to 1.69% for the same period of 2012. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 10.37% for the six months ended June 30, 2013, compared to 10.62% for the same period of 2012. The efficiency ratio was 47.55% for the six months ended 2013 compared to 47.69% for the same period of 2012.

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
Comparison of Three Months Ended June 30, 2013 with the Same Period of 2012
Net interest income before provision for loan losses was $62.1 million for the second quarter of 2013, an increase of $2.6 million, or 4.37%, compared to $59.5 million for the same period of 2012. The increase was principally attributable to the increase in interest earnings assets, which was partially offset by the decline in the net interest margin.
Interest income for the second quarter of 2013 was $69.4 million, a increase of $2.4 million, or 3.64%, compared to $66.9 million for the same period of 2012. The increase resulted from a a $10.8 million increase in interest income due to an increase in average interest-earning assets and partially offset by a $8.4 million decrease in interest income due to a decrease in the yield on average interest-earnings assets.
Comparison of Six Months Ended June 30, 2013 with the Same Period of 2012
Net interest income before provision for loan losses was $121.8 million for the six months ended June 30, 2013, an increase of $1.4 million, or 1.21%, compared to $120.4 million for the same period of 2012. The increase was principally attributable to the increase in average interest earning assets, which was partially offset by the decline in the net interest margin.
Interest income for the six months ended June 30, 2013 was $136.1 million, an increase of $0.6 million, or 0.05%, compared to $135.5 million for the same period of 2012. The increase resulted from a $20.4 million increase in interest income due to an increase in average interest-earning assets and partially offset by a $19.7 million decrease in interest income due to a decrease in the yield on average interest-earnings assets.

Net Interest Margin

The net interest margin for the second quarter of 2013 was 4.49%, a decrease of 53 basis points from 5.02% for the same period of 2012. The decrease in the net interest margin was principally due to the effect of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest margin, excluding the effect of acquisition accounting adjustments	3.86%	4.15%	3.91%	4.10%
Acquisition accounting adjustments(1)	0.63	0.87	0.58	0.97
Reported net interest margin	4.49%	5.02%	4.49%	5.07%
(1) Acquisition accounting adjustments is calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

Excluding the effect of acquisition accounting adjustments, the net interest margin for the second quarter of 2013 decreased 29 basis points to 3.86% compared to 4.15% for the same period of 2012. The net interest margin excluding the effect of acquisition accounting adjustments for the six months ended June 30, 2013, decreased 19 basis points to 3.91%, compared with the net interest margin for the same period of 2012. The decrease was largely attributable to the decrease in the weighted average yield on loans.

The weighted average yield on loans decreased to 5.78% for the second quarter of 2013 from 6.53% for the second quarter of 2012 and decreased to 5.76% for the six months period ended June 30, 2013 from 6.64% for the same period in 2012. The change in the yield was due to continued pricing pressure on loan interest rates and the decline in the effects of acquisition accounting adjustments, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	5.02%	5.59%	5.08%	5.60%
Acquisition accounting adjustments(1)	0.76	0.94	0.68	1.04
Reported weighted average yield on loans	5.78%	6.53%	5.76%	6.64%
(1)     Acquisition accounting adjustments is calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the second quarter of 2013 decreased 57 basis points to 5.02% compared to 5.59% for the same period of 2012. This decrease was primarily due to the lower yields on acquired loan portfolios and the reduction in market rates compared to a year ago due to continued pricing pressures. At June 30, 2013, fixed rate loans accounted for 40% of the loan portfolio, compared to 38% at June 30, 2012, reflecting the Company's focus on variable rate business loans. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at June 30, 2013 was 4.50% and 5.31%, respectively, compared with 4.60% and 6.25% at June 30, 2012.

The weighted average yield on securities available for sale for the second quarter of 2013 was 2.0%, compared to 2.45% for the same period of 2012. The weighted average yield on securities available for sale for the six months ended June 30, 2013 was 1.99%, compared to 2.58% for the same period of 2012. The decrease was primarily attributable to the replacement of maturing securities with lower yielding investments as market interest rates declined.

The weighted average cost of deposits for the second quarter of 2013 was 0.49%, a decrease of 6 basis points from 0.55% for the same period of 2012. The amortization of the premium on time deposits assumed in the acquisition positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.51%	0.63%	0.52%	0.66%
Acquisition accounting adjustments(1)	(0.02)	(0.08)	(0.03)	(0.11)
Reported weighted average cost of deposits	0.49%	0.55%	0.49%	0.55%
(1)     Acquisition accounting adjustments is calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.51% for the second quarter of 2013, compared to 0.63% for the same period of 2012 and 0.52% for the six months ended June 30, 2013, compared to 0.66 for the same period of 2012. The decrease was due to reductions in the cost of interest-bearing demand deposits and an increase in the proportion of non-interest bearing demand deposits to total deposits. Non-interest bearing demand deposits accounted for 26.0% of total deposits at June 30, 2013, compared with 25.8% at June 30, 2012.

The weighted average cost of FHLB advances for the second quarter of 2013 was 1.16%, a decrease of 79 basis points from 1.95% for the same period of 2012. The decrease was attributable to decreases in FHLB advance rates, which was partially offset by the decline in the amortization of premiums on FHLB advances assumed in acquisitions, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	1.25%	3.08%	1.26%	3.25%
Acquisition accounting adjustments	(0.09)	(1.13)	(0.09)	(1.31)
Reported weighted average cost on FHLB advances	1.16%	1.95%	1.17%	1.94%
(1)     Acquisition accounting adjustments is calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.25% for the second quarter of 2013 from 3.08% for the same period of 2012, reflecting the addition of $415.0 million in new FHLB advances at an average rate of 0.59%, which was substantially lower than the weighted average rate paid on matured borrowings. The weighted average original maturity of the new borrowings was 2.10 years. In addition, a total of $364.1 million of FHLB advances, with weighted average rates of 1.13%, matured over the past twelve months.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$4,546,461	$65,473	5.78%	$3,847,921	$62,504	6.53%
Securities available for sale(3)	705,479	3,526	2.00%	692,399	4,249	2.45%
FRB and FHLB stock and other investments	296,788	380	0.51%	203,935	160	0.31%
Federal funds sold	—	—	N/A	19,794	30	0.59%
Total interest earning assets	$5,548,728	$69,379	5.01%	$4,764,049	$66,943	5.65%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,285,768	$1,937	0.60%	$1,184,339	$1,849	0.63%
Savings	185,584	721	1.56%	187,872	830	1.78%
Time deposits:
$100,000 or more	1,252,934	1,975	0.63%	807,803	1,498	0.75%
Other	652,766	1,013	0.62%	652,937	1,068	0.66%
Total time deposits	1,905,700	2,988	0.63%	1,460,740	2,566	0.71%
Total interest bearing deposits	3,377,052	5,646	0.67%	2,832,951	5,245	0.74%
FHLB advances	421,595	1,218	1.16%	329,066	1,603	1.95%
Other borrowings	43,559	411	3.73%	47,488	593	4.95%
Total interest bearing liabilities	3,842,206	$7,275	0.75%	3,209,505	$7,441	0.93%
Non-interest bearing demand deposits	1,214,984			1,021,805
Total funding liabilities / cost of funds	$5,057,190		0.58%	$4,231,310		0.71%
Net interest income/net interest spread		$62,104	4.25%		$59,502	4.72%
Net interest margin			4.49%			5.02%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.47%			5.06%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.46%			5.04%
Cost of deposits:
Non-interest bearing demand deposits	$1,214,984	$—		$1,021,805	$—
Interest bearing deposits	3,377,052	5,646	0.67%	2,832,951	5,245	0.74%
Total deposits	$4,592,036	$5,646	0.49%	$3,854,756	$5,245	0.55%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $77 thousand and $400 thousand for the three months ended June 30, 2013 and 2012, respectively.

(5)	Loan prepayment fee income excluded was $306 thousand and $198 thousand for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$4,495,673	$128,502	5.76%	$3,812,708	$125,923	6.64%
Securities available for sale(3)	698,769	6,953	1.99%	709,063	9,158	2.58%
FRB and FHLB stock and other investments	277,266	667	0.48%	230,789	339	0.29%
Federal funds sold	—	—	N/A	22,787	78	0.68%
Total interest earning assets	$5,471,708	$136,122	5.01%	$4,775,347	$135,498	5.70%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest-bearing	$1,275,922	$3,809	0.60%	$1,208,551	$3,973	0.66%
Savings	185,885	1,475	1.60%	191,902	1,752	1.84%
Time deposits:
$100,000 or more	1,207,381	3,705	0.62%	787,468	2,895	0.74%
Other	674,165	2,065	0.62%	687,979	2,029	0.59%
Total time deposits	1,881,546	5,770	0.62%	1,475,447	4,924	0.67%
Total interest bearing deposits	3,343,353	11,054	0.67%	2,875,900	10,649	0.74%
FHLB advances	422,266	2,442	1.17%	334,515	3,229	1.94%
Other borrowings	42,915	806	3.74%	48,798	1,260	5.11%
Total interest bearing liabilities	3,808,534	$14,302	0.76%	3,259,213	$15,138	0.93%
Non-interest bearing demand deposits	1,177,048			1,003,307
Total funding liabilities / cost of funds	$4,985,582		0.58%	$4,262,520		0.71%
Net interest income/net interest spread		$121,820	4.25%		$120,360	4.77%
Net interest margin			4.49%			5.07%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.48%			5.10%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.47%			5.09%
Cost of deposits:
Non-interest bearing demand deposits	$1,177,048	$—		$1,003,307	$—
Interest bearing deposits	3,343,353	11,054	0.67%	2,875,900	10,649	0.74%
Total deposits	$4,520,401	$11,054	0.49%	$3,879,207	$10,649	0.55%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $160 thousand and ($749) thousand for the six months ended June 30, 2013 and 2012, respectively.

(5)	Loan prepayment fee income excluded was $369 thousand and $314 thousand for the six months ended June 30, 2013 and 2012, respectively.

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

	Three months ended June 30, 2013 over June 30, 2012
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$2,969	$(7,701)	$10,670
Interest on securities	(723)	(792)	69
Interest on FRB and FHLB stock and other investments	220	127	93
Interest on federal funds sold	(30)	(15)	(15)
Total interest income	$2,436	$(8,381)	$10,817
INTEREST EXPENSE:
Interest on demand, interest bearing	$88	$(80)	$168
Interest on savings	(109)	(97)	(12)
Interest on time deposits	423	(308)	731
Interest on FHLB advances	(385)	(765)	380
Interest on other borrowings	(182)	(135)	(47)
Total interest expense	$(165)	$(1,385)	$1,220
Net Interest Income	$2,601	$(6,996)	$9,597

	Six months ended June 30, 2013 over June 30, 2012
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$2,579	$(17,941)	$20,520
Interest on securities	328	245	83
Interest on FRB and FHLB stock and other investments	(2,205)	(2,050)	(155)
Interest on federal funds sold	(78)	—	(78)
Total interest income	$624	$(19,746)	$20,370
INTEREST EXPENSE:
Interest on demand, interest bearing	$(164)	$(392)	$228
Interest on savings	(277)	(229)	(48)
Interest on time deposits	848	(392)	1,240
Interest on FHLB advances	(787)	(1,511)	724
Interest on other borrowings	(454)	(317)	(137)
Total interest expense	$(834)	$(2,841)	$2,007
Net Interest Income	$1,458	$(16,905)	$18,363

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
The provision for loan losses for the second quarter of 2013 was $800 thousand, a decrease of $6.4 million, or 89.86%, from $7.2 million for the same period last year. The decrease is primarily due an overall reduction in quantitative reserves as a result of decreasing historical loss rates. Net charge-offs decreased to $2.4 million for the three months ended June 30, 2013, compared to $4.0 million for the same period last year.
The provision for loan losses for the six months period ended June 30, 2013 was $8.3 million, a decrease of $1.5 million, or 15.09%, from $9.8 million for the same period last year. The decrease is primarily due an overall reduction in quantitative reserves as a result of decreasing historical loss rates. This overall decrease was offset by the addition of a new specific reserve of $5.1 million related to a TDR of an industrial warehouse loan in the six months period ended June 30, 2013. Net charge-offs decreased to $3.6 million for the six months ended June 30, 2013, compared to $6.2 million for the same period last year.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition-Loans Receivable and Allowance for Loan Losses for further discussion.
Non-interest Income
Non-interest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Non-interest income for the second quarter of 2013 was $10.6 million, compared to $10.2 million for the same quarter of 2012, an increase of $0.4 million, or 3.9%. The increase was principally due to increases in loan servicing fees, net and net gains on sales of SBA loans. These increases were caused primarily by an increase in the volume of SBA loans sales, to $33.8 million during three months ended June 30, 2013 from $27.0 million during the same period last year. The increases in non-interest income were partially offset by decreases in service fees on deposit accounts and a decrease in international service fees.
Non-interest income for the six months ended 2013 was $20.6 million, compared to $21.9 million for the same period of 2012, a decrease of $1.3 million, or 6.0%. The decrease was principally due to a decrease in net gains on sales of securities available for sale and a decrease in service fees on deposit accounts. The Company posted a net gain of $816 thousand from the sale a Trust Preferred security, which had been marked to market in a prior period, during the six months ended June 30, 2012. This compares with none in the same reporting period of 2013. Service fees on deposit accounts decreased primarily due to a decrease in non-sufficient funds charges of $590 thousand.
Non-interest income by category is summarized below:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$2,922	$3,269	$(347)	(10.6)%
International service fees	1,266	1,403	(137)	(9.8)%
Loan servicing fees, net	1,036	810	226	27.9%
Wire transfer fees	887	775	112	14.5%
Other income and fees	1,204	1,354	(150)	(11.1)%
Net gains on sales of SBA loans	3,295	2,463	832	33.8%
Net losses on sales of other loans	19	146	(127)	—%
Net valuation gains (losses) on interest rate contracts	—	10	(10)	100.0%
Net gains on sales of OREO	(11)	(8)	(3)	37.5%
Total non-interest income	$10,618	$10,222	$396	3.9%

	Six months ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$5,797	$6,429	$(632)	(9.8%)
International service fees	2,504	2,627	(123)	(4.7%)
Loan servicing fees, net	2,005	2,147	(142)	(6.6%)
Wire transfer fees	1,703	1,516	187	12.3%
Other income and fees	2,453	2,694	(241)	(8.9%)
Net gains on sales of SBA loans	5,989	5,426	563	10.4%
Net gains (losses) on sales of other loans	62	146	(84)	57.5%
Net gains on sales and calls of securities available for sale	54	816	(762)	(93.4%)
Net valuation gains (losses) on interest rate contracts	—	13	(13)	100.0%
Net gains on sales of OREO	(9)	53	(62)	(117.0%)
Total non-interest income	$20,558	$21,867	$(1,309)	(6.0%)

Non-interest Expense
Non-interest expense for the second quarter of 2013 was $34.4 million, an increase of $3.4 million, or 10.8%, from $31.1 million for the same period of 2012. Salaries and employee benefits expense increased $1.6 million due to an increase in the number of full-time equivalent employees, which increased to 742 at June 30, 2013 from 653 at June 30, 2012 partially as a result of the PIB acquisition completed in the first quarter of 2013. Occupancy expense and furniture and equipment increased by a total of $603 thousand principally due to increased rental commitments during the period and due to increased depreciation expense for software and hardware resulting from recent equipment upgrades and purchases. The FDIC assessment for the second quarter of 2013 increased by $807 thousand. Professional fees increased by $374 thousand due to additional legal services during the quarter. Merger and integration expenses decreased by $963 thousand, as the Company incurred greater salaries and benefits expenses and professional service fees related to the merger with Center Financial compared to the acquisition of PIB.
Non-interest expense for the six months ended of 2013 was $67.7 million, an increase of $6.2 million, or 10.1%, from $61.5 million for the same period of 2012. Salaries and employee benefits expense increased $3.8 million due to one-time costs incurrred as part of a management transition and an increase in the number of full-time equivalent employees. Occupancy expense and furniture and equipment increased by a total of $968 thousand principally due to increased rental commitments during the period and due to increased depreciation expense for software and hard resulting recent equipment upgrades and purchases. Credit related expenses decreased by $552 thousand primarily due to a decrease of $614 thousand in valuation expenses for loans held for sale. Professional fees increased by $1.1 million due to additional accounting services and consulting services for the Company's information systems. Merger and integration expenses decreased by $1.4 million, as the Company incurred greater salaries and benefits expenses and professional service fees related to the merger with Center Financial compared to the acquisition of PIB.

The breakdown of changes in non-interest expense by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$16,219	$14,658	$1,561	10.6%
Occupancy	4,835	4,232	603	14.2%
Furniture and equipment	1,613	1,468	145	9.9%
Advertising and marketing	1,190	1,525	(335)	(22.0)%
Data processing and communications	1,861	1,573	288	18.3%
Professional fees	1,443	1,069	374	35.0%
FDIC assessment	858	51	807	1,582.4%
Credit related expenses	2,203	2,290	(87)	(3.8)%
Merger and integration expenses	385	1,348	(963)	(71.4)%
Other	3,822	2,863	959	33.5%
Total non-interest expense	$34,429	$31,077	$3,352	10.8%

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$32,551	$28,737	$3,814	13.3%
Occupancy	8,846	7,878	968	12.3%
Furniture and equipment	3,186	2,686	500	18.6%
Advertising and marketing	2,463	2,983	(520)	-17.4%
Data processing and communications	3,505	3,184	321	10.1%
Professional fees	2,744	1,682	1,062	63.1%
FDIC assessment	1,552	1,088	464	42.6%
Credit related expenses	3,918	4,470	(552)	-12.3%
Merge and integration expenses	1,690	3,121	(1,431)	(45.9)%
Other	7,249	5,683	1,566	27.6%
Total non-interest expense	$67,704	$61,512	$6,192	10.1%

Provision for Income Taxes
Income tax expense was $14.8 million and $12.1 million for the quarters ended June 30, 2013 and 2012, respectively. The effective income tax rate for the quarters ended June 30, 2013 and 2012 was 39.5% and 38.5%, respectively. Income tax expense was $26.2 million and $27.6 million for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate for the six months ended June 30, 2013 and 2012 was 39.5% and 39.0%, respectively.

Financial Condition
At June 30, 2013, our total assets were $5.86 billion, an increase of $222.4 million from $5.64 billion at December 31, 2012. As previously discussed, the increase was principally due to a $221.9 million increase in loans receivable, net of allowance for loan losses and a $20.8 million increase in securities available for sale. The increases were partially offset by a decrease in cash and cash equivalents of $16.6 million. The increase in total assets was funded by a $192.8 million increase in deposits, a $817 thousand increase in FHLB advances and net income of $40.1 million.
Investment Securities Portfolio
As of June 30, 2013, we had $725.2 million in available for sale securities, compared to $704.4 million at December 31, 2012. The net unrealized loss on the available for sale securities at June 30, 2013 was $8.0 million, compared to a net unrealized gain on such securities of $15.4 million at December 31, 2012. During the six months ended June 30, 2013, $148.0 million in securities were purchased, $101.6 million in mortgage related securities were paid down, and $6.6 million in securities were sold. We recognized net gains of $54 thousand on the securities that were sold. We sold a $1.0 million corporate trust preferred security and recognized a gain of $816 thousand during the same period of last year. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.54 years and 3.26 years at June 30, 2013 and December 31, 2012, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 5.11 years and 3.5 years at June 30, 2013 and December 31, 2012, respectively.
Loan Portfolio
As of June 30, 2013, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale, was $4.52 billion, an increase of $217.1 million from $4.30 billion at December 31, 2012. Total loan originations during the three months ended June 30, 2013 were $208.0 million, including SBA loan originations of $42.7 million. Of the $42.7 million in SBA loan originations, $38.9 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$9,849	0%	$9,247	0%
Commercial & industrial	3,328,606	74%	3,100,466	72%
Construction	74,165	2%	65,045	2%
Total real estate loans	3,412,620	76%	3,174,758	73%
Commercial business	942,369	21%	921,556	21%
Trade finance	117,827	3%	152,070	4%
Consumer and other	47,088	1%	49,954	1%
Total loans outstanding	4,519,904	100%	4,298,338	100%
Less: deferred loan fees	(1,782)		(2,086)
Gross loans receivable	4,518,122		4,296,252
Less: allowance for loan losses	(71,675)		(66,941)
Loans receivable, net	$4,446,447		$4,229,311

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $52.7 million at June 30, 2013 and $69.8 million at December 31, 2012. SBA loans included in commercial and industrial real estate loans were $179.71million at June 30, 2013 and $148.0 million at December 31, 2012.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loan commitments	$669,764	$690,917
Standby letters of credit	30,272	39,176
Other commercial letters of credit	71,031	51,257
	$771,067	$781,350

Nonperforming Assets
Nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and on accrual status, restructured loans, and OREO, were $104.6 million at June 30, 2013, compared to $79.9 million at December 31, 2012. The ratio of nonperforming assets to gross loans plus OREO was 2.21% and 1.86% at June 30, 2013 and December 31, 2012, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans (1)	$44,987	$29,653
Loans 90 days or more days past due on accrual status (2)	18,786	17,742
Accruing restructured loans	36,225	29,849
Total Nonperforming Loans	99,998	77,244
OREO	9,596	2,698
Total Nonperforming Assets	$109,594	$79,942
Nonperforming loans to total gross loans, excluding loans held for sale	2.21%	1.80%
Nonperforming assets to gross loans plus OREO	2.21%	1.86%
Nonperforming assets to total assets	1.87%	1.42%
Allowance for loan losses to nonperforming loans (excludes delinquent loans 90 days or more on accrual status)	88.26%	112.50%
Allowance for loan losses to nonperforming assets	65.40%	83.74%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $21.0 million and $17.6 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Loans 90 days or more past due on accrual status are acquired loans accounted for under ASC 310-30.
Allowance for Loan Losses
The allowance for loan losses was $71.7 million at June 30, 2013, compared to $66.9 million at December 31, 2012. We recorded a provision for loan losses of $8.3 million during the six months ended June 30, 2013, compared to $9.8 million for the same period of 2012. The allowance for loan losses was 1.59% of gross loans at June 30, 2013 and 1.56% of gross loans at December 31, 2012. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $98.2 million and $90.2 million as of June 30, 2013 and December 31, 2012, respectively, with specific allowances of $15.1 million and $9.2 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2013		December 31, 2012
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - Residential	$71	0%	$74	0%
Real estate - Commercial	50,552	71%	45,162	67%
Real estate - Construction	941	1%	986	1%
Commercial business	17,174	24%	17,606	26%
Trade finance	2,335	3%	2,352	4%
Consumer and other	602	1%	761	1%
Total	$71,675	100%	$66,941	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). The Acquired Loans were further segregated between Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30) and performing loans (loans that were pass graded at the time they were acquired). The activity in the ALLL for the three and six months ended June 30, 2013 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2013	Legacy Loans(1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$62,467	$4,535	$6,266	$73,268
Provision for loan losses	603	—	197	800
Loans charged off	(2,192)	—	(708)	(2,900)
Recoveries of charged offs	437	—	70	507
Balance, end of period	$61,315	$4,535	$5,825	$71,675

Gross loans, net of deferred loan fees and costs	$3,622,056	155,060	742,792	$4,519,908
Loss coverage ratio	1.69%	2.92%	0.78%	1.59%

Six Months Ended June 30, 2013	Legacy Loans (1)	Credit Impaired Loans	Performing Loans	Total
	(Dollars in thousands)
Balance, beginning of period	$61,952	$0	$0	$61,952
Provision for loan losses	11,558	2,112	3,012	16,682
Loans charged off	(15,051)	0	(1,710)	(16,761)
Recoveries of charged offs	3,375	0	704	4,079
Balance, end of period	$61,834	$2,112	$2,006	$65,952
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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)
LOANS
Average gross loans receivable, including loans held for sale (net of deferred fees)	$4,546,461	$3,847,921
Total gross loans receivables, excluding loans held for sale (net of deferred fees)	$4,518,122	$3,874,538
ALLOWANCE:
Balance-beginning of period	$73,268	$62,309
Less: Loan charge-offs:
Commercial & industrial real estate	(801)	(2,485)
Commercial business loans	(2,097)	(2,124)
Trade finance	—	(300)
Consumer and other loans	(2)	(700)
Total loans charged off	(2,900)	(5,609)
Plus: Loan recoveries
Commercial & industrial real estate	57	1,108
Commercial business loans	413	265
Consumer and other loans	37	250
Total loans recoveries	507	1,623
Net loan charge-offs	(2,393)	(3,986)
Provision for loan losses	800	2,600
Balance-end of period	$71,675	$60,923
Net loan charge-offs to average gross loans, including loans held for sale (net of deferred fees) *	0.21%	0.41%
Allowance for loan losses to gross loans at end of period	1.59%	1.57%
Net loan charge-offs to beginning allowance *	13.06%	25.59%
Net loan charge-offs to provision for loan losses	299.13%	153.31%
* Annualized
We believe the allowance for loan losses as of June 30, 2013 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2013, deposits increased $192.8 million, or 4.40%, to $4.58 billion from $4.38 billion at December 31, 2012. The net increase in deposits is primarily due to the PIB acquisition during the first quarter of 2013 in which we assumed $143.7 million in deposits. Interest-bearing demand deposits, including money market and Super Now accounts, totaled $1.44 billion at June 30, 2013, an increase of $14.6 million from $1.43 billion at December 31, 2012.
At June 30, 2013, 26% of total deposits were non-interest bearing demand deposits, 42% were time deposits and 32% were interest bearing demand and savings deposits. By comparison, at December 31, 2012, 27% of total deposits were non-interest bearing demand deposits, 40% were time deposits, and 33% were interest bearing demand and savings deposits.
At June 30, 2013, we had $301.7 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $307.2 million and $300.0 million of such deposits at December 31, 2012, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.09% at June 30, 2013 and were collateralized with securities with a carrying value of $366.6 million. The weighted average interest rate for wholesale deposits was 0.33% at June 30, 2013.
The following is a schedule of certificates of deposit maturities as of June 30, 2013:

	Balance	%
	(Dollars in thousands)
Three months or less	$597,509	31%
Over three months through six months	512,953	27%
Over six months through nine months	246,624	13%
Over nine months through twelve months	324,920	17%
Over twelve months	240,653	13%
Total time deposits	$1,922,659	100%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2013, we had $421.5 million of FHLB advances with average remaining maturities of 2.9 years, compared to $420.7 million with average remaining maturities of 2.6 years at December 31, 2012. The weighted average rate, including acquisition accounting adjustments, was 1.16% and 1.31% at June 30, 2013 and at December 31, 2012, respectively.
At June 30, 2013, five wholly-owned subsidiary grantor trusts ("Trusts") established by us had issued $46 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $781.0 million at June 30, 2013 compared to $751.1 million at December 31, 2012.
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
At June 30, 2013, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $728.8 million, compared to $688.4 million at December 31, 2012, representing an increase of $40.4 million, or 5.54%. The increase was primarily due to the increase in additional paid-in capital from the net income during the six months period of $40.1 million. At June 30, 2013, the total capital to risk-weighted assets ratio was 16.14% and the Tier I capital to risk-weighted assets ratio was 14.89%. The Tier I leverage capital ratio was 12.61%.
As of June 30, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of June 30, 2013 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$790,164	16.12%	N/A	N/A
Tier 1 risk-based capital ratio	$728,773	14.87%	N/A	N/A
Tier 1 capital to total assets	$728,773	12.60%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$780,843	15.95%	$489,676	10.00%	$291,167	5.95%
Tier 1 risk-based capital ratio	$719,494	14.69%	$293,805	6.00%	$425,689	8.69%
Tier I capital to total assets	$719,494	12.42%	$289,108	5.00%	$430,386	7.42%
	As of December 31, 2012 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$746,396	16.16%	N/A	N/A
Tier 1 risk-based capital ratio	$688,422	14.91%	N/A	N/A
Tier 1 capital to total assets	$688,422	12.76%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$725,655	15.73%	$461,417	10.00%	$264,238	5.73%
Tier 1 risk-based capital ratio	$667,725	14.47%	$276,850	6.00%	$390,875	8.47%
Tier I capital to total assets	$667,725	12.38%	$269,767	5.00%	$397,958	7.38%

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
A t June 30, 2013, our total borrowing capacity from the FHLB was $1.59 billion, of which $1.17 billion was unused and available to borrow. At June 30, 2013, our total borrowing capacity from the FRB was $370.6 million, of which $370.6 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest-bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $683.2 million at June 30, 2013 compared to $661.3 million at December 31, 2012. Cash and cash equivalents, including federal funds sold were $296.3 million at June 30, 2013 compared to $312.9 million at December 31, 2012. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2013, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2013		December 31, 2012
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	6.53%	(3.77)%	5.31%	(2.24)%
+ 100 basis points	2.77%	(1.47)%	2.51%	1.01%
- 100 basis points	(0.58)%	1.06%	(3.78)%	3.06%
- 200 basis points	(1.20)%	0.84%	(4.52)%	4.68%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BBCN BANCORP, INC.

Date:	August 9, 2013	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	August 9, 2013

/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-8 filed with the SEC on February 5, 2003)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to Exhibit 3.1.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to Appendix B of the Proxy Statement on DEF14 A, filed with the SEC on September 6, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to Appendix C of the Proxy Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)

3.6
Certificate of Merger, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with SEC on May 10, 2012)

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. ((incorporated herein by reference to Exhibit 3.7 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013)

10.1	Agreement and Plan of Merger, dated as of April 15, 2013, by and among BBCN Bancorp, Inc., Won Merger Sub Corp. and Foster Bankshares, Inc.*

10.2	CEO Employment Agreement between BBCN Bank and Kevin S. Kim, dated May 31, 2013*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith