Form 10-Q/A
period 2013-06-30
BBCN BANCORP INC
filed 2013-08-14
CIK 1128361

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2013, there were 79,197,982 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Explanatory Note

This Form 10-Q/A Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as originally filed on August 9, 2013 (the “Original Filing”), is being filed for the sole purpose of amending Exhibit 10.2 – CEO Employment Agreement between BBCN Bancorp, Inc. and Kevin S. Kim, dated May 31, 2013 and effective March 7, 2013, included in Item 6 of Part II in the Original Filing, which inadvertently furnished the incorrect CEO Employment Agreement as Exhibit 10.2.

Except as expressly noted herein, this Form 10-Q/A Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission on or subsequent to August 9, 2013.

PART II

OTHER INFORMATION

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on November 16, 2000)*
3.2	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to Exhibit 3.3 of the Registration Statement on Form S-8 filed with the SEC on February 5, 2003)*
3.3	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to Exhibit 3.1.1 of the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2004)*
3.4	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to Appendix B of the Proxy Statement on DEF14 A, filed with the SEC on September 6, 2005)*
3.5	Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to Appendix C of the Proxy Statement on DEF14 A, Appendix C filed with the SEC on April 19, 2007)*
3.6	Certificate of Merger, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with SEC on May 10, 2012)*
3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. ((incorporated herein by reference to Exhibit 3.7 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013)*
10.1	Agreement and Plan of Merger, dated as of April 15, 2013, by and among BBCN Bancorp, Inc., Won Merger Sub Corp. and Foster Bankshares, Inc.*
10.2	CEO Employment Agreement between BBCN Bank and Kevin S. Kim, dated May 31, 2013**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Previously filed
**	Corrected exhibit filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BBCN BANCORP, INC.

Date: August 14, 2013	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date: August 14, 2013	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer