Form 10-Q
period 2013-09-30
BBCN BANCORP INC
filed 2013-11-12
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 1, 2013, there were 79,267,580 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$172,483	$88,506
Interest earning deposit at the Federal Reserve Bank (the "FRB")	172,869	224,410
Total cash and cash equivalents	345,352	312,916
Securities available for sale, at fair value	708,566	704,403
Loans held for sale, at the lower of cost or fair value	49,480	51,635
Loans receivable, net of allowance for loan losses (September 30, 2013 - $65,715; December 31, 2012 - $66,941)	4,833,224	4,229,311
Other real estate owned ("OREO"), net	27,582	2,698
Federal Home Loan Bank ("FHLB") stock, at cost	27,958	22,495
Premises and equipment, net of accumulated depreciation and amortization (September 30, 2013 - $24,925; December 31, 2012 - $22,201)	29,747	22,609
Accrued interest receivable	13,108	12,117
Deferred tax assets, net	80,768	60,240
Customers’ liabilities on acceptances	6,126	10,493
Bank owned life insurance	44,593	43,767
Investments in affordable housing partnerships	11,983	13,164
Goodwill	119,881	89,878
Other intangible assets, net	5,563	3,033
Prepaid FDIC insurance	—	7,574
FDIC loss share receivable	2,430	5,797
Other assets	34,626	48,531
Total assets	$6,340,987	$5,640,661

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,362,675	$1,184,285
Interest bearing:
Money market and NOW accounts	1,267,113	1,248,304
Savings deposits	228,073	180,686
Time deposits of $100,000 or more	1,475,321	1,088,611
Other time deposits	687,920	682,149
Total deposits	5,021,102	4,384,035
FHLB advances	421,446	420,722
Subordinated debentures	57,303	41,846
Accrued interest payable	4,827	4,355
Acceptances outstanding	6,126	10,493
Other liabilities	28,953	28,106
Total liabilities	5,539,757	4,889,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding, 79,247,719 and 78,041,511 shares at September 30, 2013 and December 31, 2012, respectively	79	78
Additional paid-in capital	538,062	525,354
Retained earnings	266,478	216,590
Accumulated other comprehensive income, net	(3,389)	9,082
Total stockholders’ equity	801,230	751,104
Total liabilities and stockholders’ equity	$6,340,987	$5,640,661

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share data)
INTEREST INCOME:
Interest and fees on loans	$67,747	$61,553	$196,249	$187,476
Interest on securities	3,802	3,782	10,755	12,940
Interest on federal funds sold and other investments	486	120	1,153	537
Total interest income	72,035	65,455	208,157	200,953
INTEREST EXPENSE:
Interest on deposits	5,959	5,214	17,014	15,862
Interest on FHLB advances	1,251	1,603	3,693	4,832
Interest on other borrowings	465	407	1,271	1,667
Total interest expense	7,675	7,224	21,978	22,361
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	64,360	58,231	186,179	178,592
PROVISION FOR LOAN LOSSES	744	6,900	9,050	16,682
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,616	51,331	177,129	161,910
NONINTEREST INCOME:
Service fees on deposit accounts	3,321	3,121	9,118	9,550
International service fees	1,196	1,183	3,700	3,810
Loan servicing fees, net	1,004	1,031	3,009	3,178
Wire transfer fees	916	833	2,619	2,349
Other income and fees	1,583	1,364	4,036	4,058
Net gains on sales of SBA loans	2,827	—	8,816	5,426
Net gains on sales of other loans	—	—	62	146
Net gains on sales of securities available for sale	—	133	54	949
Net valuation gains on interest rate swaps and caps	—	11	—	24
Net (losses) gains on sales of OREO	(48)	(12)	(57)	41
Total noninterest income	10,799	7,664	31,357	29,531
NONINTEREST EXPENSE:
Salaries and employee benefits	16,535	13,611	49,086	42,348
Occupancy	4,360	3,910	13,206	11,788
Furniture and equipment	1,728	1,495	4,914	4,181
Advertising and marketing	1,393	1,159	3,856	4,142
Data processing and communications	1,983	1,659	5,488	4,843
Professional fees	1,440	876	4,184	2,558
FDIC assessments	818	644	2,370	1,732
Credit related expenses	2,646	2,613	6,564	6,967
Merger and integration expense	931	183	2,621	3,304
Other	3,912	2,620	11,161	8,419
Total noninterest expense	35,746	28,770	103,450	90,282
INCOME BEFORE INCOME TAX PROVISION	38,669	30,225	105,036	101,159
INCOME TAX PROVISION	15,117	11,827	41,352	39,463
NET INCOME	$23,552	$18,398	63,684	$61,696
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$—	$—	$—	$(5,640)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$23,552	$18,398	$63,684	$56,056
EARNINGS PER COMMON SHARE
Basic	$0.30	$0.24	$0.81	$0.72
Diluted	$0.30	$0.24	$0.80	$0.72
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$23,552	$18,398	$63,684	$61,696
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale and interest only strips	2,021	3,374	(21,389)	3,867
Reclassification adjustments for gains realized in income (1)	—	(133)	(54)	(949)
Tax expense (benefit)	405	1,261	(8,972)	1,051
Change in unrealized gains (losses) on securities available for sale and interest only strips	1,616	1,980	(12,471)	1,867

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps (2)	—	(11)	—	(33)
Tax benefit	—	(5)	—	(13)
Change in unrealized gain on interest-rate caps, net of tax (3)	—	(6)	—	(20)

Total other comprehensive income (loss)	1,616	1,974	(12,471)	1,847
Total comprehensive income	$25,168	$20,372	$51,213	$63,543

(1)	Reclassification adjustments were recognized in net gains on sales of securities available for sale in the consolidated statements of income.

(2)	Reclassification adjustments were recognized in accumulated other comprehensive income in the consolidated statements of financial position.

(3)	Reclassification adjustments were recognized in other income in the consolidated statements of income.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2012	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		32,008		200
Tax effect of stock plans				(6)
Stock-based compensation				1,959
Redemption of common stock warrant				(2,189)
Preferred stock cash dividends accrued (5%)					(2,991)
Accretion of preferred stock discount	2,650				(2,650)
Comprehensive income:
Net income					61,696
Other comprehensive loss						1,847
BALANCE, SEPTEMBER 30, 2012	$—	78,016,260	$78	$524,608	$198,964	$10,805

BALANCE, JANUARY 1, 2013	$—	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp, Inc.		632,050	1	8,640
Acquisition of Foster Bankshares, Inc.		49,496		778
Issuance of additional shares pursuant to various stock plans		524,662		1,954
Tax effect of stock plans				208
Stock-based compensation				1,128
Cash dividends declared on common stock					(13,796)
Comprehensive income:
Net income					63,684
Other comprehensive loss						(12,471)
BALANCE, SEPTEMBER 30, 2013	$—	79,247,719	$79	$538,062	$266,478	$(3,389)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,684	$61,696
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(13,402)	(18,518)
Stock-based compensation expense	1,128	1,959
Provision for loan losses	9,050	16,682
Valuation adjustment of loans held for sale	53	703
Valuation adjustment of OREO	1,229	2,659
Proceeds from sales of loans held for sale	107,712	90,022
Originations of loans held for sale	(89,832)	(97,968)
Net gains on sales of SBA and other loans	(8,878)	(6,014)
Net change in bank owned life insurance	(826)	(902)
Net gains on sales of securities available for sale	(54)	(949)
Net gains on sales of OREO	57	(41)
Net valuation gains on interest rate swaps and caps	—	(24)
Change in accrued interest receivable	539	558
Change in deferred income taxes	9,487	7,625
Change in prepaid FDIC insurance	7,771	1,508
Change in investments in affordable housing partnership	1,181	1,591
Change in FDIC loss share receivable	3,367	3,743
Change in other assets	17,517	(9,532)
Change in accrued interest payable	472	(1,068)
Change in other liabilities	(9,486)	11,754
Net cash provided by operating activities	100,769	65,484
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(228,758)	(326,194)
Proceeds from sales of securities available for sale	6,636	28,446
Proceeds from sales of OREO	1,708	4,341
Proceeds from matured term federal funds	—	100,000
Proceeds from sales of equipment	—	3
Purchase of premises and equipment	(6,524)	(5,572)
Purchase of securities available for sale	(167,850)	(111,696)
Purchase of FHLB stock	(1,969)	—
Redemption of FHLB stock	49	3,873
Purchase of term federal funds	—	(60,000)
Proceeds from matured or paid-down securities available for sale	143,627	135,686
Net cash received from acquisition - Pacific International Bancorp, Inc.	25,967	—
Net cash received from acquisition - Foster Bankshares, Inc.	41,167	—
Redemption of preferred stock upon the acquisition	(7,475)	—
Net cash used in investing activities	(193,422)	(231,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	172,800	114,344
Redemption of preferred stock	—	(122,000)
Cash dividends paid on Preferred Stock	—	(3,648)
Redemption of subordinated debentures	(4,124)	(10,400)
Proceeds from FHLB advances	155,000	625,000
Repayment of FHLB advances	(186,745)	(506,145)
Redemption of common stock warrant	—	(2,189)
Cash dividends paid on Common Stock	(13,796)	—
Issuance of additional stock pursuant to various stock plans	1,954	200
Net cash provided by financing activities	125,089	95,162
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,436	(70,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	312,916	300,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,352	$229,643
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$21,506	$23,429
Income taxes paid	$23,650	$26,663
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$7,557	$3,470

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Transfer from loans receivable to loans held for sale	$6,900	$2,820
Pacific International Bancorp, Inc. Acquisition:
Assets acquired	$183,120	$—
Liabilities assumed	$167,545	$—
Foster Bankshares, Inc. Acquisition:
Assets acquired	$333,243	$—
Liabilities assumed	$(358,274)	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp", on a parent-only basis, and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New York, New Jersey, Washington, Illinois and Virginia, as well as loan production offices in the Atlanta, Dallas, Denver, Northern California, Seattle and metropolitan Washington, D.C. markets. The Company is a corporation organized under the laws of Delaware and a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at September 30, 2013 and the results of operations for the three and nine months then ended. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Recent Accounting Pronouncements:
FASB ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

3.	Business Combinations

The Company applies the acquisition method of accounting for business combinations under ASC 805 - Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred as merger and integration expense.
Acquisition of Foster Bankshares, Inc.
On August 13, 2013, the Company completed the acquisition of Foster Bankshares, Inc. ("Foster"), the holding company of Foster Bank. The Company acquired Foster in order to expand its market in Illinois and into Virginia. Foster's primary subsidiary, Foster Bank, operated eight branches in Illinois and one branch in Virginia.
Under the terms of the acquisition agreement, Foster shareholders can elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. As of September 30, 2013, the Company issued 54,620 shares of Company common stock in exchange for 20,790 shares of Foster common stock, paid $1.7 million for 49,496 shares of Foster common stock and there were 61,714 shares of Foster common stock that had not been redeemed. At September 30, 2013, the accrued liability for the unredeemed Foster common shares was $2.1 million, which was based on the cash conversion price.
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued in exchange for Foster common stock	$778
Cash paid for the redemption of Foster common stock	1,716
Liability for unredeemed Foster common stock	2,140
Total consideration paid	$4,634

Assets Acquired:
Cash and cash equivalents	$42,883
Investment securities available for sale	4,844
Loans, net	245,558
FRB and FHLB stock	1,714
OREO	16,630
Premises and equipment	4,733
Core deposit intangibles	2,763
Deferred tax assets, net	11,655
Other assets	2,463
Liabilities Assumed:
Deposits	(321,596)
Borrowings	(18,045)
Subordinated debentures	(15,309)
Other liabilities	(3,324)
Total identifiable net assets	$(25,031)
Excess of consideration paid over fair value of net assets acquired (goodwill)	$29,665

The assets and liabilities of Foster were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The purchase price may change as additional information becomes available and when unredeemed Foster shares are redeemed. The fair values of the net deferred tax assets, loans, and OREO acquired and certain liabilities assumed from Foster were provisional and adjustments to the provisional amounts may occur during the measurement period as the Company obtains additional information about the facts and circumstances that existed as of the acquisition date.

Acquisition of Pacific International Bancorp, Inc.
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
In connection with the acquisition, the consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued	$8,437
Cash in lieu of fractional shares paid to PIB stockholders	1
Redemption of Preferred Stock	7,475
Total consideration paid	$15,913

Assets Acquired:
Cash and cash equivalents	$25,968
Investment securities available for sale	7,810
Loans, net	131,589
FRB and FHLB stock	1,829
OREO	3,418
Deferred tax assets, net	9,388
Other assets	3,118
Liabilities Assumed:
Deposits	(143,665)
Borrowings	(14,698)
Subordinated debentures	(4,108)
Other liabilities	(5,074)
Total identifiable net assets	$15,575
Excess of consideration paid over fair value of net assets acquired (goodwill)	$338

The $29.7 million and $338 thousand of goodwill recognized in the Foster and PIB acquisitions, respectively, represent the future economic benefit arising from the acquisitions including the creation of a platform that can support future operations and strengthening the Company's existing presence in the Chicago metropolitan and Pacific Northwest markets and expansion into the Virginia market. Goodwill is not amortized for book purposes and is not deductible for tax purposes.
Acquired Loans
The Company estimated the fair value for most loans acquired by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, remaining maturity and repricing terms. Cash flows for each pool were determined by estimating future credit losses and prepayment rates. Projected monthly cash flows were then discounted using a risk-adjusted market rate for similar loans to determine the fair value of each pool. To estimate the fair value of the remaining loans, management analyzed the value of the underlying collateral of the loans, assuming the fair values of the loans were derived from the eventual sale of the collateral. The value of the collateral was based on recently completed appraisals adjusted to the valuation date based on recognized industry indices. The Company discounted those values using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral. There was no carryover of the allowance for loan losses associated with the loans the Company acquired as the loans were initially recorded at fair value. The following table presents loans acquired with deteriorated credit quality as of the date of acquisition:

	Foster	PIB
	(In thousands)
Contractually required principal and interest at acquisition	$150,430	$54,462
Contractual cash flows not expected to be collected (nonaccretable discount)	37,447	9,687
Expected cash flows at acquisition	112,983	44,775
Interest component of expected cash flows (accretable discount)	14,928	4,945
Fair value of acquired impaired loans	$98,055	$39,830

The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition are $296.1 million and $239.0 million, respectively for Foster and $117.8 million and $112.6 million, respectively for PIB, as of September 30, 2013.
Pro Forma Information
The operating results of Foster and PIB from the dates of acquisitions through September 30, 2013 are included in the Condensed Consolidated Statement of Income for 2013 and are not material to the total consolidated operating results for the three and nine month periods ended September 30, 2013.
The following unaudited combined pro forma information presents the operating results for the three and nine months ended September 30, 2013 and 2012, as if the Foster and PIB acquisitions had occurred on January 1, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share data)
Net Interest income	$67,498	$64,769	$198,315	$199,562
Net income	$25,277	$15,475	$64,211	$55,754

Pro forma earnings per share:
Basic	$0.32	$0.20	$0.81	$0.64
Diluted	0.32	0.20	0.81	0.64
The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2012, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisitions. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans.

Acquisition-Related Expenses
The Company incurred acquisition-related expenses associated with the Foster and PIB acquisitions which were reflected on the Company's income statement. During the three and nine months ended September 30, 2013, the Company incurred $1.2 million and $1.5 million, respectively, in expenses related to the Foster acquisition. During the three and nine months ended

September 30, 2013, the Company incurred $29 thousand and $1.1 million, respectively, in expenses related to the PIB acquisition. These expenses are comprised primarily of salaries and benefits, occupancy expenses, professional services, and other noninterest expense.

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
The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employee contributions to the Company’s success; and (iv) align the interests of the 2007 Plan participants with those of the Company’s stockholders. The exercise price for shares under an ISO may not be less than 1% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 1% of fair market value on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2007 Plan.
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
The 2006 Plan provides for the granting of incentive stock options to officers and employees and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The option prices of all options granted under the 2006 Plan must be not less than 1% of the fair market value at the date of grant. All options granted generally vest at the rate of 0.2% per year except that the options granted to the non-employee directors vest at the rate of 0% per year. All options not exercised generally expire ten years after the date of grant.
Under the 2007 and 2006 Plans, 2,739,703 shares were available for future grants as of September 30, 2013.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 and 2006 Plans. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	797,805	$—
Granted	—	—
Exercised	(226,242)	8.64
Expired	(29,267)	15.90
Forfeited	(51,702)	24.20
Outstanding - September 30, 2013	490,594	$19.67	3.14	$—
Options exercisable - September 30, 2013	490,594	$19.67	3.10	$—

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the nine months ended September 30, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2013	512,183	$9.78
Granted	58,000	12.86
Vested	(306,541)	10.17
Forfeited	(83,009)	10.79
Outstanding - September 30, 2013	180,633	$10.79

The total fair value of performance units vested for the nine months ended September 30, 2013 and 2012 was $3.9 million and $100 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $119 thousand and $818 thousand for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, $1.1 million and $2.0 million, respectively, was charged against income related to stock-based payment arrangements.
The income tax benefit recognized was $50 thousand and $328 thousand, for the three months ended September 30, 2013 and 2012, respectively, and $474 thousand and $805 thousand for the nine months ended September 30, 2013 and 2012, respectively.
At September 30, 2013, total unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $1.5 million, and is expected to be recognized over a weighted average vesting period of 2.55 years.

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2013 and 2012, stock options and restricted shares awards for approximately 126 thousand shares and 565 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2013 and 2012, stock options and restricted shares awards for approximately 172 thousand shares and 564 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 51 thousand shares and 28 thousand shares of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three and nine months ended September 30, 2013, respectively. Warrants to purchase 337 thousand shares common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the three and nine months ended September 30, 2012.
The following table shows the computation of basic and diluted EPS for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$23,552			$18,398
Less: preferred stock dividends and accretion of preferred stock discount	—			—
Basic EPS - common stock	$23,552	79,223,636	$0.30	$18,398	78,015,960	$0.24
Effect of Dilutive Securities:
Stock Options and Performance Units		60,188			87,835
Common stock warrants		51,041			—
Diluted EPS - common stock	$23,552	79,334,865	$0.30	$18,398	78,103,795	$0.24

	Nine Months Ended September 30,
	2013			2012
	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Net income as reported	$63,684			$61,696
Less: preferred stock dividends and accretion of preferred stock discount	—			(5,640)
Basic EPS - common stock	$63,684	78,914,360	$0.81	$56,056	78,004,458	$0.72
Effect of Dilutive Securities:
Stock Options and Performance Units		179,206			77,601
Common stock warrants		28,494			—
Diluted EPS - common stock	$63,684	79,122,060	$0.80	$56,056	78,082,059	$0.72

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$290,061	$2,001	$(7,171)	$284,891
Mortgage-backed securities	396,877	4,947	(5,090)	396,734
Trust preferred securities	4,513	—	(807)	3,706
Municipal bonds	5,692	368	(44)	6,016
Total debt securities	697,143	7,316	(13,112)	691,347
Mutual funds	17,425	—	(206)	17,219
	$714,568	$7,316	$(13,318)	$708,566

	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$249,373	$5,649	$(110)	$254,912
Mortgage-backed securities	415,925	10,277	(662)	425,540
Trust preferred securities	4,502	—	(665)	3,837
Municipal bonds	4,506	612	—	5,118
Total debt securities	674,306	16,538	(1,437)	689,407
Mutual funds	14,710	286	—	14,996
	$689,016	$16,824	$(1,437)	$704,403

As of September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended September 30, 2013 and 2012, $2.0 million and $3.4 million of gross unrealized gains, respectively, were included in accumulated other comprehensive income during the periods. For the nine months ended September 30, 2013 and 2012, $21.4 million of gross unrealized losses and $3.9 million of gross unrealized gains, respectively, were included in accumulated other comprehensive income during the periods. A total of $0 and $133 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income into earnings for the three months ended September 30, 2013 and 2012, respectively. A total of $54 thousand and $949 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income into earnings for the nine months ended September 30, 2013 and 2012, respectively, as a result of securities being sold.

The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Proceeds	$—	$26,563	$6,636	$28,446
Gross gains	—	132	54	948
Gross losses	—	—	—	—

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	351
Due after five years through ten years	3,883	4,213
Due after ten years	5,982	5,158
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	290,061	284,891
Mortgage-backed securities	396,877	396,734
Mutual funds	17,425	17,219
	$714,568	$708,566

Securities with carrying values of approximately $362.3 million and $338.6 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.

The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At September 30, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	17	$180,322	$(7,170)	—	$—	$—	17	$180,322	$(7,170)
Mortgage-backed securities*	22	117,369	(4,683)	7	14,647	(407)	29	132,016	(5,090)
Trust preferred securities	—	—	—	1	3,706	(807)	1	3,706	(807)
Municipal bonds	1	1,143	(44)	—	—	—	1	1,143	(44)
Mutual funds	1	13,219	(207)	—	—	—	1	13,219	(207)
	41	$312,053	$(12,104)	8	$18,353	$(1,214)	49	$330,406	$(13,318)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	At December 31, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	3	$18,009	$(110)	—	$—	$—	3	$18,009	$(110)
Mortgage-backed securities*	7	32,406	(597)	3	8,251	(65)	10	40,657	(662)
Trust Preferred securities	—	—	—	1	3,837	(665)	1	3,837	(665)
	10	$50,415	$(707)	4	$12,088	$(730)	14	$62,503	$(1,437)
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
The Company has certain trust preferred securities and U.S. Government agency and U.S. Government sponsored enterprise collateralized mortgage obligations that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2013. The trust preferred securities at September 30, 2013 had an amortized cost of $4.5 million and an unrealized loss of $807 thousand at September 30, 2013. The trust preferred securities are scheduled to mature in May 2047. These securities are rated investment grade and there are no credit quality concerns with the obligor. Certain of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments were in an unrealized loss position at September 30, 2013. All of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments have high credit ratings ("AA" grade or better). Interest on the trust preferred securities and the U.S. Government agency and

U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities are deemed to be due to the current market volatility and are not reflective of management’s expectations of its ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at September 30, 2013.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2013 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that management will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2013	December 31, 2012
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,294	$9,247
Commercial & industrial	3,652,815	3,100,466
Construction	73,116	65,045
Total real estate loans	3,736,225	3,174,758
Commercial business	932,955	921,556
Trade finance	135,889	152,070
Consumer and other	95,693	49,954
Total loans outstanding	4,900,762	4,298,338
Less: deferred loan fees	(1,823)	(2,086)
Gross loans receivable	4,898,939	4,296,252
Less: allowance for loan losses	(65,715)	(66,941)
Loans receivable, net	$4,833,224	$4,229,311

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method ("Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Acquired Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or "ACILs") and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or "APLs").

The following table presents changes in the accretable discount on the ACILs for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$37,090	$22,966	$18,651	$31,999
Additions due to acquisitions during the period	14,928	—	19,873	—
Accretion	(4,250)	(3,415)	(11,281)	(10,866)
Changes in expected cash flows	5,689	516	26,214	(1,066)
Balance at end of period	$53,457	$20,067	$53,457	$20,067

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the ACILs is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income; 2) indices for variable rates of interest on ACILs may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2013
Balance, beginning of period	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675
Provision (credit) for loan losses	545	(2,085)	178	52	1,221	830	—	3	744
Loans charged off	(528)	(774)	—	—	(5,668)	(813)	—	(7)	(7,790)
Recoveries of charge offs	62	958	—	50	5	10	—	1	1,086
Balance, end of period	$42,011	$14,619	$2,513	$630	$5,190	$681	$—	$71	$65,715
Nine Months Ended September 30, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	2,557	(1,004)	190	(96)	6,308	1,126	(3)	(28)	9,050
Loans charged off	(2,209)	(2,370)	(26)	(9)	(5,843)	(1,621)	—	(41)	(12,119)
Recoveries of charge offs	158	1,503	0	77	7	61	—	37	1,843
Balance, end of period	$42,011	$14,619	$2,513	$630	$5,190	$681	$—	$71	$65,715

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2012
Balance, beginning of period	$37,237	$20,880	$3,164	$1,115	$2,283	$397	$340	$89	$65,505
Provision (credit) for loan losses	5,499	988	(495)	(418)	750	784	(157)	(51)	6,900
Loans charged off	(1,832)	(5,574)	—	(2)	(242)	(118)	—	(1)	(7,769)
Recoveries of charge offs	973	275	—	24	—	15	—	29	1,316
Balance, end of period	$41,877	$16,569	$2,669	$719	$2,791	$1,078	$183	$66	$65,952
Nine Months Ended September 30, 2012
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$—	$—	$—	$—	$61,952
Provision (credit) for loan losses	6,831	3,203	823	700	2,899	1,701	483	42	16,682
Loans charged off	(6,095)	(8,470)	—	(485)	(411)	(755)	(300)	(244)	(16,760)
Recoveries of charge offs	2,101	1,155	60	59	303	132	—	268	4,078
Balance, end of period	$41,877	$16,569	$2,669	$719	$2,791	$1,078	$183	$66	$65,952

The following tables disaggregate the allowance for loan losses and the loans receivables by impairment methodology at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,516	$2,753	$794	$90	$1,202	$680	$—	$—	$11,035
Collectively evaluated for impairment	36,495	11,866	1,719	540	10	1	—	71	50,702
Acquired Credit Impaired Loans	—	—	—	—	3,978	—	—	—	3,978
Total	$42,011	$14,619	$2,513	$630	$5,190	$681	$—	$71	$65,715

Loans outstanding:
Individually evaluated for impairment	$41,343	$26,683	$6,938	$544	$20,023	$2,892	$—	$770	$99,193
Collectively evaluated for impairment	2,873,167	749,597	128,951	30,246	651,528	103,674	—	36,994	4,574,157
Acquired Credit Impaired Loans	—	—	—	—	150,164	50,109	—	27,139	227,412
Total	$2,914,510	$776,280	$135,889	$30,790	$821,715	$156,675	$—	$64,903	$4,900,762

	December 31, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,723	$3,084	$96	$—	$183	$1,074	$—	$—	$9,160
Collectively evaluated for impairment	36,782	13,406	2,253	658	—	41	3	103	53,246
Acquired Credit Impaired Loans	—	—	—	—	4,535	—	—	—	4,535
Total	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

Loans outstanding:
Individually evaluated for impairment	$37,394	$23,951	$6,199	$536	$17,951	$3,323	$—	$802	$90,156
Collectively evaluated for impairment	2,387,080	729,904	144,173	27,284	628,449	114,621	242	18,257	4,050,010
Acquired Credit Impaired Loans	—	—	—	—	103,884	49,757	1,456	3,075	158,172
Total	$2,424,474	$753,855	$150,372	$27,820	$750,284	$167,701	$1,698	$22,134	$4,298,338
As of September 30, 2013 and December 31, 2012, the liability for unfunded commitments was $802 thousand at both dates. Three Months Ended September 30, 2013 and 2012, the recognized provision for credit losses related to unfunded commitments was $0 thousand and $0 thousand, respectively. For the nine months ended September 30, 2013 and 2012, the recognized provision for credit losses related to unfunded commitments was $0 and $116 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
With Allocated Allowance
Without charge off	$71,634	$65,526
With charge off	966	2,599
With No Allocated Allowance
Without charge off	20,451	17,536
With charge off	6,142	4,495
Allowance on Impaired Loans	(11,035)	(9,160)
Impaired Loans, net of allowance	$88,158	$80,996

The following tables detail impaired loans (Legacy and Acquired) as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and September 30, 2012 and for the year ended December 31, 2012. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of September 30, 2013			For the Nine Months Ended September 30, 2013		For the Three Months Ended September 30, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	9,011	9,552	1,298	7,900	172	9,221	76
Hotel & Motel	12,009	12,833	2,884	11,310	413	12,056	138
Gas Station & Car Wash	2,171	2,236	415	1,826	46	2,017	15
Mixed Use	938	959	224	1,152	33	1,378	10
Industrial & Warehouse	8,442	8,442	883	8,770	171	10,940	44
Other	5,749	6,511	1,014	9,717	165	5,765	55
Real Estate—Construction	—	—	—	—	—	—	—
Commercial Business	26,798	29,083	3,433	25,096	947	25,881	306
Trade Finance	6,938	6,966	794	5,241	228	3,939	80
Consumer and Other	544	544	90	302	17	548	6
	$72,600	$77,126	$11,035	$71,314	$2,192	$71,745	$730
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	3,927	6,557	—	3,279	30	4,645	10
Hotel & Motel	6,676	10,416	—	6,254		6,340
Gas Station & Car Wash	4,918	7,890	—	3,543	104	4,105	35
Mixed Use	859	915	—	660		430
Industrial & Warehouse	1,932	3,976	—	3,996	8	3,374	3
Other	3,076	5,265	—	3,417	32	2,621	11
Real Estate—Construction	1,658	1,658	—	1,682	67	1,667	22
Commercial Business	2,777	3,850	—	2,102	20	2,748	4
Trade Finance	—	—	—	—		—
Consumer and Other	770	831	—	1,142		1,012
	$26,593	$41,358	$—	$26,075	$261	$26,942	$85
Total	$99,193	$118,484	$11,035	$97,389	$2,453	$98,687	$815

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	3,021	124	3,872	39
Hotel & Motel	19,673	327	19,349	106
Gas Station & Car Wash	3,162	69	2,496	23
Mixed Use	3,752		3,539
Industrial & Warehouse	3,297	67	1,845	22
Other	13,857	483	13,960	160
Real Estate—Construction	32	—	—	—
Commercial Business	24,946	1,048	26,858	341
Trade Finance	2,838	108	3,208	63
Consumer and Other	135	3	30	2
	$74,713	$2,229	$75,157	$756
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,374		919
Hotel & Motel	154		307
Gas Station & Car Wash	1,786		2,689
Mixed Use	—		—
Industrial & Warehouse	4,412		3,840
Other	2,654		2,133
Real Estate—Construction	1,710	85	1,710	28
Commercial Business	9,805	15	5,928	5
Trade Finance	1,182		—
Consumer and Other	126		105
	$23,203	$100	$17,631	$33
Total	$97,916	$2,329	$92,788	$789

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of September 30, 2013			For the Nine Months Ended September 30, 2013		For the Three Months Ended September 30, 2013
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	390	834	53	1,247	10	831	4
Hotel & Motel	—	—	—	—		—
Gas Station & Car Wash	821	885	362	544		816
Mixed Use	—	—	—	—		—
Industrial & Warehouse	5,200	5,200	772	8,551		7,690
Other	159	165	16	1,154	8	158	2
Real Estate—Construction	—	—	—	—		—
Commercial Business	2,813	3,141	680	3,058	5	3,011	2
Trade Finance	—	—	—	—		—
Consumer and Other	—	—	—	—		—
	$9,383	$10,225	$1,883	$14,554	$23	$12,506	$8
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,788	2,124	—	907	30	1,330	10
Hotel & Motel	6,616	8,595	—	6,138		6,243
Gas Station & Car Wash	1,821	3,251	—	1,481	46	1,293	16
Mixed Use	—	—	—	—		—
Industrial & Warehouse	553	790	—	2,445	8	1,968	3
Other	2,675	3,120	—	2,020	32	2,157	11
Real Estate—Construction	—	—	—	—		—
Commercial Business	79	79	—	99		50
Trade Finance	—	—	—	—		—
Consumer and Other	770	831	—	776		772
	$14,302	$18,790	$—	$13,866	$116	$13,813	$40
Total	$23,685	$29,015	$1,883	$28,420	$139	$26,319	$48

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012
Impaired APLs(1)	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	828	86	1,546	26
Hotel & Motel	4,594		6,081
Gas Station & Car Wash	71		—
Mixed Use	—		—
Industrial & Warehouse	206	27	411	9
Other	1,071	216	2,124	72
Real Estate—Construction	—		—
Commercial Business	1,287	69	2,276	21
Trade Finance	—		—
Consumer and Other	—		—
	$8,057	$398	$12,438	$128
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—
Real Estate—Commercial
Retail	1	—	2	—
Hotel & Motel	—	—	—	—
Gas Station & Car Wash	566	—	805	—
Mixed Use	—	—	—	—
Industrial & Warehouse	1,709	—	1,903	—
Other	1,040	—	1,249	—
Real Estate—Construction	—	—	—	—
Commercial Business	763	15	927	5
Trade Finance	—	—	—	—
Consumer and Other	—	—	—	—
	$4,079	$15	$4,886	$5
Total	$12,136	$413	$17,324	$133

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

	As of December 31, 2012			For the Year Ended December 31, 2012
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	5,477	5,610	1,167	3,512	255
Hotel & Motel	8,990	8,995	1,860	17,536	426
Gas Station & Car Wash	1,892	2,440	73	2,908	—
Mixed Use	900	976	250	3,182	—
Industrial & Warehouse	2,074	2,153	567	3,052	66
Other	16,184	16,389	989	14,322	805
Real Estate—Construction	—	—	—	26	—
Commercial Business	26,354	29,073	4,158	25,227	1,252
Trade Finance	6,199	7,173	96	3,510	248
Consumer and Other	55	56	—	119	4
	$68,125	$72,865	$9,160	$73,394	$3,056
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,516	5,404	—	1,602	48
Hotel & Motel	6,212	8,202	—	1,365	—
Gas Station & Car Wash	1,731	4,359	—	1,775	—
Mixed Use	899	923	—	180	—
Industrial & Warehouse	4,392	6,450	—	4,408	160
Other	2,371	6,283	—	2,598	—
Real Estate—Construction	1,710	1,710	—	1,710	111
Commercial Business	920	1,368	—	8,028	18
Trade Finance	—	—	—	946	—
Consumer and Other	1,280	1,316	—	357	20
	$22,031	$36,015	$—	$22,969	$357
Total	$90,156	$108,880	$9,160	$96,363	$3,413

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2012			For the Year Ended December 31, 2012
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,286	1,286	9	920	64
Hotel & Motel	—	—	—	3,676	—
Gas Station & Car Wash	—	—	—	57	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	832	887	2	331	36
Other	4,272	4,461	172	1,711	288
Real Estate—Construction	—	—	—	—	—
Commercial Business	2,974	3,072	1,074	1,625	26
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,364	$9,706	$1,257	$8,320	$414
With No Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	800	840	—	161	48
Hotel & Motel	5,990	7,375	—	1,198	—
Gas Station & Car Wash	774	1,865	—	608	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	3,190	3,302	—	2,005	160
Other	807	3,156	—	993	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	349	681	—	680	15
Trade Finance	—	—	—	—	—
Consumer and Other	802	836	—	160	—
	$12,712	$18,055	$—	$5,805	$223
Total	$22,076	$27,761	$1,257	$14,125	$637

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

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

The following tables present the aging of past due loans as of September 30, 2013 and December 31, 2012 by class of loans:

	As of September 30, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (3)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	133	—	—	133	4,683	4,816
Hotel & Motel	—	—	—	—	121	121
Gas Station & Car Wash	737	—	—	737	2,091	2,828
Mixed Use	—	—	—	—	990	990
Industrial & Warehouse	217	577	—	794	1,379	2,173
Other	—	—	—	—	1,162	1,162
Real estate—Construction	—	—	—	—	—	—
Commercial business	590	154	—	744	4,990	5,734
Trade finance	—	—	—	—	938	938
Consumer and other	28	1	—	29	—	29
Subtotal	$1,705	$732	$—	$2,437	$16,354	$18,791
Acquired Loans: (1)
Real estate—Residential	$—	$—	$377	$377	$—	$377
Real estate—Commercial
Retail	6,776	1,667	11,802	20,245	913	21,158
Hotel & Motel	79	—	4,840	4,919	6,616	11,535
Gas Station & Car Wash	955	2,835	4,240	8,030	1,571	9,601
Mixed Use	292	—	236	528	—	528
Industrial & Warehouse	1,023	1,045	4,084	6,152	5,633	11,785
Other	2,836	772	5,856	9,464	1,458	10,922
Real estate—Construction	—	—	—	—	—	—
Commercial business	9,907	772	4,043	14,722	2,814	17,536
Trade finance	—	—	—	—	—	—
Consumer and other	436	275	4,082	4,793	770	5,563
Subtotal(2)	$22,304	$7,366	$39,560	$69,230	$19,775	$89,005
TOTAL	$24,009	$8,098	$39,560	$71,667	$36,129	$107,796

(1)	The Acquired Loans include ACILs and APLs.

(2)	The past due and accruing Acquired Loans include ACILs of $18.3 million, $5.7 million and $38.6 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.

(3)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $25.2 million.

	As of December 31, 2012
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (3)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	87	—	—	87	3,316	3,403
Hotel & Motel	—	—	—	—	437	437
Gas Station & Car Wash	359	—	—	359	2,848	3,207
Mixed Use	34	—	—	34	1,799	1,833
Industrial & Warehouse	—	—	—	—	1,950	1,950
Other	—	115	—	115	2,379	2,494
Real estate—Construction	—	—	—	—	—	—
Commercial business	298	234	—	532	4,942	5,474
Trade finance	—	—	—	—	869	869
Consumer and other	190	—	—	190	—	190
Subtotal	$968	$349	$—	$1,317	$18,540	$19,857
Acquired Loans: (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,126	6,604	1,190	8,920	—	8,920
Hotel & Motel	1,522	2,668	944	5,134	5,990	11,124
Gas Station & Car Wash	2,218	1,109	875	4,202	774	4,976
Mixed Use	985	1,918	1,507	4,410	—	4,410
Industrial & Warehouse	53	3,320	61	3,434	—	3,434
Other	50	25	5,542	5,617	937	6,554
Real estate—Construction	—	—	5,972	5,972	—	5,972
Commercial business	1,359	1,174	1,236	3,769	2,442	6,211
Trade finance	—	—	—	—	—	—
Consumer and other	98	17	415	530	970	1,500
Subtotal(2)	$7,411	$16,835	$17,742	$41,988	$11,113	$53,101
TOTAL	$8,379	$17,184	$17,742	$43,305	$29,653	$72,958

(1)	The Acquired Loans include ACILs and APLs.

(2)	The past due and accruing Acquired Loans include ACILs of $7.0 million, $12.1 million and $17.7 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.
(3) Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $17.6 million.

Loans accounted for under ASC 310-30 are generally considered accruing and performing loans and the accretable discount is accreted to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, ACILs that are contractually past due are still considered to be accruing and performing loans. The loans may be classified as nonaccrual if the timing and amount of future cash flows is not reasonably estimable.
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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of September 30, 2013 and December 31, 2012 by class of loans:

	As of September 30, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$8,125	$—	$17	$—	$8,142
Real estate—Commercial
Retail	765,450	455	15,038	—	780,943
Hotel & Motel	508,721	1,854	13,770	—	524,345
Gas Station & Car Wash	452,808	—	9,759	—	462,567
Mixed Use	242,725	2,090	3,361	—	248,176
Industrial & Warehouse	222,185	8,794	6,835	—	237,814
Other	566,252	5,773	8,261	—	580,286
Real estate—Construction	70,579	—	1,658	—	72,237
Commercial business	718,178	25,601	32,493	8	776,280
Trade finance	110,348	17,226	8,315	—	135,889
Consumer and other	29,735	11	1,044	—	30,790
Subtotal	$3,695,106	$61,804	$100,551	$8	$3,857,469
Acquired Loans:
Real estate—Residential	$1,211	$300	$641	$—	$2,152
Real estate—Commercial
Retail	246,793	9,970	29,015	—	285,778
Hotel & Motel	115,022	8,122	15,560	—	138,704
Gas Station & Car Wash	36,011	5,174	14,910	253	56,348
Mixed Use	33,078	2,036	5,864	—	40,978
Industrial & Warehouse	102,187	4,357	18,342	—	124,886
Other	142,221	6,265	22,865	638	171,989
Real estate—Construction	880	—	—	—	880
Commercial business	116,800	11,514	26,434	1,927	156,675
Trade finance	—	—	—	—	—
Consumer and other	53,079	2,089	9,518	217	64,903
Subtotal	$847,282	$49,827	$143,149	$3,035	$1,043,293
Total	$4,542,388	$111,631	$243,700	$3,043	$4,900,762

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$9,223	$—	$24	$—	$9,247
Real estate—Commercial
Retail	589,720	3,584	12,303	—	605,607
Hotel & Motel	453,908	1,894	16,795	—	472,597
Gas Station & Car Wash	370,803	1,288	9,982	—	382,073
Mixed Use	233,687	2,131	3,423	—	239,241
Industrial & Warehouse	202,066	1,010	4,295	370	207,741
Other	431,685	1,219	17,084	—	449,988
Real estate—Construction	56,270	—	1,710	—	57,980
Commercial business	726,073	6,164	21,514	104	753,855
Trade finance	136,197	7,976	6,199	—	150,372
Consumer and other	26,801	13	1,006	—	27,820
Subtotal	$3,236,433	$25,279	$94,335	$474	$3,356,521
Acquired Loans:
Real estate—Residential	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	225,982	6,469	17,331	—	249,782
Hotel & Motel	105,032	16,150	13,215	—	134,397
Gas Station & Car Wash	33,360	7,192	4,119	—	44,671
Mixed Use	34,927	3,826	6,526	—	45,279
Industrial & Warehouse	114,616	1,385	9,470	—	125,471
Other	121,667	4,473	17,479	—	143,619
Real estate—Construction	1,093	—	5,972	—	7,065
Commercial business	119,026	14,057	34,047	571	167,701
Trade finance	242	334	1,122	—	1,698
Consumer and other	17,292	424	4,329	89	22,134
Subtotal	$773,237	$54,310	$113,610	$660	$941,817
Total	$4,009,670	$79,589	$207,945	$1,134	$4,298,338

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
The Migration Analysis is a formula methodology based on the Bank's actual historical net charge off experience for each loan class (type) pool, and risk grade. The migration analysis is centered on the Bank's internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a historical loss migration methodology. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance to the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For the ACILs, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.

Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (Major, Moderate, and Minor), three negative (Major, Moderate, and Minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge off, and recovery practices;

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability and depth of lending management and staff;

•	Changes in the trends of the volume and severity of past due loans, Classified Loans, nonaccrual loans, troubled debt restructurings and other loan modifications;

•	Changes in the quality of our loan review system and the degree of oversight by the Directors;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations; and

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in our loan portfolio.

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
For our ACILs, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.
The following table presents loans by portfolio segment and impairment method at September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$59,708	$1,658	$29,575	$6,938	$1,314	$99,193
Specific allowance	$—	$6,718	$—	$3,433	$794	$90	$11,035
Loss coverage ratio	0.0%	11.3%	0.0%	11.6%	11.4%	6.8%	11.1%
Non-impaired loans	$10,294	$3,593,107	$71,458	$903,380	$128,951	$94,379	$4,801,569
General allowance	$68	$39,575	$840	$11,867	$1,719	$611	$54,680
Loss coverage ratio	0.7%	1.1%	1.2%	1.3%	1.3%	0.6%	1.1%
Total loans	$10,294	$3,652,815	$73,116	$932,955	$135,889	$95,693	$4,900,762
Total allowance for loan losses	$68	$46,293	$840	$15,300	$2,513	$701	$65,715
Loss coverage ratio	0.7%	1.3%	1.1%	1.6%	1.8%	0.7%	1.3%

	As of December 31, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(In thousands)
Impaired loans (Gross carrying value)	$—	$53,634	$1,710	$27,274	$6,199	$1,338	$90,155
Specific allowance	$—	$4,906	$—	$4,158	$96	$—	$9,160
Loss coverage ratio	0.0%	9.1%	0.0%	15.2%	1.5%	0.0%	10.2%
Non-impaired loans	$9,247	$3,046,832	$63,335	$894,282	$145,871	$48,616	$4,208,183
General allowance	$74	$40,256	$986	$13,448	$2,256	$761	$57,781
Loss coverage ratio	0.8%	1.3%	1.6%	1.5%	1.5%	1.6%	1.4%
Total loans	$9,247	$3,100,466	$65,045	$921,556	$152,070	$49,954	$4,298,338
Total allowance for loan losses	$74	$45,162	$986	$17,606	$2,352	$761	$66,941
Loss coverage ratio	0.8%	1.5%	1.5%	1.9%	1.5%	1.5%	1.6%
Under certain circumstances, we provide borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At September 30, 2013, total modified loans were $60.7 million, compared to $51.5 million at December 31, 2012. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual by type of concession as of September 30, 2013 and December 31, 2012 is presented below:

	As of September 30, 2013
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,218	$1,758	$—	$8,976	$9,918	$1,279	$770	$11,967	$20,943
Maturity / Amortization concession	771	6,434	544	7,749	1,701	3,239	—	4,940	12,689
Rate concession	14,591	4,703	—	19,294	7,687	—	—	7,687	26,981
Principal forgiveness	—	—	—	—	—	52	—	52	52
	$22,580	$12,895	$544	$36,019	$19,306	$4,570	$770	$24,646	$60,665

	As of December 31, 2012
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$9,608	$687	$—	$10,295	$4,735	$4,618	$802	$10,155	$20,450
Maturity / Amortization concession	348	3,847	536	4,731	652	1,941	869	3,462	8,193
Rate concession	13,594	1,229	—	14,823	7,923	—	—	7,923	22,746
Principal forgiveness	—	—	—	—	—	62	—	62	62
	$23,550	$5,763	$536	$29,849	$13,310	$6,621	$1,671	$21,602	$51,451
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at September 30, 2013 were comprised of 15 commercial real estate loans totaling $22.6 million, 30 commercial business loans totaling $12.9 million, and 2 consumer loans totaling $544 thousand. TDRs on accrual status at December 31, 2012 were comprised of 12 commercial real estate loans totaling $23.6 million, 20 commercial business loans totaling $5.8 million and 2 consumer loans totaling $536 thousand.  The Company expects that the TDRs on accrual status as of September 30, 2013, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.

We have allocated $7.7 million and $6.3 million of specific reserves to TDRs as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012, we did not have any outstanding commitments to extend additional funds to these borrowers.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate - Commercial
Retail	1	$568	$568	5	$5,443	$5,521
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	1	1,371	909
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	1	370	346
Other	—	—	—	—	—	—
Real estate - Construction	—	—	—	—	—	—
Commercial business	3	569	258	12	7,550	7,473
Trade Finance	—	—	—	—	—	—
Consumer and other	1	500	496	1	500	496
Subtotal	5	$1,637	$1,322	20	$15,234	$14,745
Acquired Loans:
Real estate - Commercial
Retail	1	$58	$57	1	$59	$57
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	1	165	170
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	—	—	—	2	10,336	5,282
Other	—	—	—	2	1,137	1,132
Real estate - Construction	—	—	—	—	—	—
Commercial business	1	31	31	6	1,089	390
Trade Finance	—	—	—	—	—	—
Subtotal	2	$89	$88	12	$12,786	$7,031
Total	7	$1,726	$1,410	32	$28,020	$21,776

The specific reserves for the TDRs that occurred during the three months and nine months period ended September 30, 2013 totaled $316 thousand and $2.4 million, respectively, and there were $0 and $150 thousand in charge offs for the three months and nine months ended September 30, 2013, respectively.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	1	$709	2	$1,220
Gas Station & Car Wash	—	—	—	—
Industrial & Warehouse	—	—	—	—
Other	—	—	—	—
Commercial Business	2	1,822	4	1,852
Subtotal	3	$2,531	6	$3,072
Acquired Loans:
Real estate - Commercial
Retail	1	$57	1	$57
Gas Station & Car Wash	1	170	1	170
Hotel & Motel	—	—	—	—
Industrial & Warehouse	1	5,200	1	5,200
Other	—	—	—	—
Commercial Business	3	33	4	182
Subtotal	6	$5,460	7	$5,609
	9	$7,991	13	$8,681
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of September 30, 2013, the specific reserves totaled $856 thousand and $1.0 million for the TDRs that had payment defaults during the three months and nine months ended September 30, 2013, respectively. The total charge offs for the TDRs that had payment defaults during the three and nine months ended September 30, 2013 were $304 thousand and $1.1 million, respectively.
There were three Legacy Loans that subsequently defaulted during the three months ended September 30, 2013 that were modified as follows: two Commercial Business loans totaling $1.8 million were modified through maturity/amortization concessions and one Real Estate Commercial - Retail loan totaling $709 thousand was modified through a rate concession.
The six Legacy Loans that subsequently defaulted during the nine months ended September 30, 2013 were modified as follows: four Commercial Business loans totaling $1.9 million were modified through maturity/amortization concessions and two Real Estate Commercial - Retail loans totaling $1.2 million were modified through rate concessions.
There were six Acquired Loans that subsequently defaulted during the three months ended September 30, 2013 which were modified as follows: three Commercial Business loans totaling $33 thousand were modified through payment concessions and three Real Estate Commercial loans totaling $5.4 million were modified through payment concessions
The seven Acquired Loans that subsequently defaulted during the nine months ended September 30, 2013 were modified as follows: three Commercial Business loans totaling $33 thousand were modified through payment concessions, one Commercial Business loan totaling $149 thousand was modified through a maturity/amortization concession and three Real Estate Commercial loans totaling $5.4 million were modified through payment concessions.

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $2.4 million and $882 thousand at September 30, 2013 and December 31, 2012, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Covered loans on nonaccrual status	$427	$489
Covered OREO	1,963	393
Total covered nonperforming assets	$2,390	$882

Acquired covered loans	$58,637	$72,528
Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of September 30, 2013 and December 31, 2012, and the outstanding principal balance as of September 30, 2013 and December 31, 2012 was $7.7 million and $11.1 million, respectively.

8.	Borrowings
We maintain a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.58 billion at September 30, 2013 and $1.35 billion at December 31, 2012. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2013 and December 31, 2012, real estate secured loans with a carrying amount of approximately $2.08 billion and $2.04 billion, respectively, were pledged as collateral for borrowings from the FHLB. At September 30, 2013 other than FHLB stock, securities with a carrying value of $13.9 million were pledged as collateral for borrowings from the FHLB, and at December 31, 2012, no securities were pledged as collateral for borrowings from the FHLB.
At September 30, 2013 and December 31, 2012, FHLB advances were $421.4 million and $420.7 million, had a weighted average interest rate of 1.10% and 1.24%, respectively, and had various maturities through October 2018. At September 30, 2013 and December 31, 2012, $51.4 million and $66.7 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of September 30, 2013 ranged between 0.47% and 3.81%. At September 30, 2013, the Company had a remaining borrowing capacity of $1.18 billion.
At September 30, 2013, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$39,000	$76,446
Due after one year through five years	382,446	345,000
	$421,446	$421,446

In addition, as a member of the FRB system, we may also borrow from the FRB of San Francisco. The maximum amount that we may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At September 30, 2013, the outstanding principal balance of the qualifying loans was $465.9 million, and no borrowings were outstanding against this line.

9.	Subordinated Debentures
At September 30, 2013, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $15.0 million of trust preferred securities, which the Company redeemed on June 17, 2013. Upon the acquisition of Foster Bankshares, the Company assumed one grantor trust established by former Foster Bank which issued $15 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at September 30, 2013:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at September 30, 2013		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.40%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.12%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.20%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.90%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,091	Variable	4.01%	3.12%	(1)	1/7/2034
Foster Capital Trust I	7/8/2005	15,000	15,344	Variable	1.70%	1.95%	(2)	7/8/2035
TOTAL ISSUANCE		$61,000	$57,303

(1)
The Center Capital Trust I trust preferred security was assumed in the merger with Center Financial Corporation. The remaining discount was $5.5 million at September 30, 2013 and the effective rate of the security, including the effect of the discount accretion, was 6.03% at September 30, 2013.

(2)
The Foster Capital Trust I trust preferred security was assumed in the merger with Foster Bankshares. The remaining discount was $119 thousand at September 30, 2013 and the effective rate of the security, including the effect of the discount accretion, was 3.75% at September 30, 2013.

The Company’s investment in the common trust securities of the issuer trusts of $1.9 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2013, $55.4 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at September 30, 2013, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

10.	Goodwill and Other Intangible Assets
Changes in the carrying amount of the Company's goodwill for the nine months ended September 30, 2013 are as follows:

For the Nine Months Ended September 30, 2013
(In thousands)
Balance, beginning of period	$89,878
Acquired goodwill - PIB	3,526
Acquired goodwill - Foster	29,665
Measurement period adjustment - PIB	(3,188)
Impairment	—
Balance, end of period	$119,881

The goodwill arising from the PIB acquisition was reduced by a net $3.2 million to $338 thousand due to adjustments to the deferred tax asset, which was provisional as of March 31, 2013, and other adjustments of certain acquisition date fair value asset and liability estimates during the nine months ended September 30, 2013.
Core deposit intangibles assets are amortized over their estimated lives, which range from seven to ten years. The Company acquired, through the acquisitions of PIB and Foster during the second and third quarters of 2013, respectively, core deposit intangibles which totaled $603 thousand and $2.8 million, respectively. Amortization expense related to core deposit intangible assets totaled $325 thousand and $302 thousand for the three months ended September 30, 2013 and 2012, respectively, and $837 thousand and $942 thousand for the nine months ended September 30, 2013 and 2012, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2013:

		As of September 30, 2013
		Gross Carrying Amount	Accumulated Amortization
Intangible assets:	Amortization period
Core deposit—IBKNY acquisition	10 years	$1,187	$(1,187)
Core deposit—Asiana Bank acquistion	10 years	1,018	(1,017)
Core deposit—KEB, Broadway acquisition	10 years	2,726	(2,720)
Core deposit—Center Financial Corporation acquisition	7 years	4,100	(1,748)
Core deposit—PIB acquisition	7 years	$603	$(101)
Core deposit—Foster acquisition	10 years	$2,763	$(63)
Total		$12,397	$(6,836)

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $0.97 million and $748 thousand at September 30, 2013 and December 31, 2012, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
We anticipate an increase of approximately $416 thousand in the unrecognized tax benefit related to the California enterprise zone loan interest deduction.
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
We recognize interest and penalties related to income tax matters in income tax expense.  We had approximately $44 thousand and $52 thousand for accrued interest and penalties at September 30, 2013 and December 31, 2012, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2013.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$284,891	$—	$284,891	$—
GSE mortgage-backed securities	396,734	—	396,734	—
Trust preferred securities	3,706	—	3,706	—
Municipal bonds	6,016	—	4,874	1,142
Mutual funds	17,219	17,219	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$254,912	$—	$254,912	$—
GSE mortgage-backed securities	425,540	—	425,540	—
Trust preferred securities	3,837	—	3,837	—
Municipal bonds	5,118	—	5,118	—
Mutual funds	14,996	14,996	—	—

There were no transfers between Level 1, 2 and 3 during the period ended September 30, 2013 and 2012. There were no gains or losses recognized in earnings
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Beginning Balance, January 1	$—	$—
Purchases, issuances and settlements	1,202	—
Amortization	(15)	—
Total gains or (losses) included in earnings	—	—
Total gains or (losses) included in other comprehensive income	(45)	—
Ending Balance, September 30	$1,142	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$16,822	$—	$16,822	$—
Commercial business	2,818	—	2,818	—
Loans held for sale, net	6,900	—	6,900	—
OREO	4,003	—	4,003	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$4,443	$—	$4,443	$—
Commercial business	1,164	—	1,164	—
Loans held for sale, net	803	—	803	—
OREO	2,636	—	2,636	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(1,759)	$(186)	$(9,700)	$1,234
Commercial business	(509)	(1,064)	(1,703)	(3,472)
Loans held for sale, net	(530)	(380)	(530)	(536)
OREO	(570)	(1,611)	(956)	(2,433)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$345,352	$345,352	Level 1
Loans held for sale	49,480	54,476	Level 2
Loans receivable—net	4,833,224	5,266,747	Level 3
FHLB stock	27,958	N/A	N/A
FDIC loss share receivable	2,430	2,430	Level 3
Customers’ liabilities on acceptances	6,126	6,126	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,362,675	$1,362,675	Level 2
Saving and other interest bearing demand deposits	1,495,186	1,495,186	Level 2
Time deposits	2,163,241	2,167,307	Level 2
FHLB advances	421,446	422,108	Level 2
Subordinated debentures	57,303	56,434	Level 2
Bank’s liabilities on acceptances outstanding	6,126	6,126	Level 2
	December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$312,916	$312,916	Level 1
Loans held for sale	51,635	57,856	Level 2
Loans receivable—net	4,229,311	4,591,685	Level 3
FHLB stock	22,495	N/A	N/A
FDIC loss share receivable	5,797	5,797	Level 3
Customers’ liabilities on acceptances	10,493	10,493	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,184,285	$1,184,285	Level 2
Saving and other interest bearing demand deposits	1,428,990	1,428,990	Level 2
Time deposits	1,770,760	1,772,778	Level 2
FHLB advances	420,722	425,107	Level 2
Subordinated debentures	41,846	32,218	Level 2
Bank’s liabilities on acceptances outstanding	10,493	10,493	Level 2

The methods and assumptions used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, accrued interest receivable and payable, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. Fair value of SBA loans held for sale is based on market quotes. For fair value of non-SBA loans held for sale, see the measurement method discussed previously. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of FRB stock or FHLB stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
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
In December 2008, PIB granted a ten-year warrant to purchase up to 127,785 shares of its common stock (in relation to the TARP Capital Purchase Plan) which were assumed by the Company upon the acquisition of PIB. On the acquisition date of February 15, 2013, these warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock. The warrant entitles the holder to purchase, on one or more exercises of the warrant, up to 18,045 shares of BBCN Bancorp common stock at a price of $54.03 per share. The warrant expires on December 12, 2018. The Company has not reached an agreement with the Treasury Department regarding repurchase of this warrant.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2013
Total capital (to risk-weighted assets):
Company	$793,569	14.89%	$426,401	8.00%	N/A	N/A
Bank	$784,601	14.73%	$426,149	8.00%	$532,686	10.00%
Tier I capital (to risk-weighted assets):
Company	$727,053	13.64%	$213,200	4.00%	N/A	N/A
Bank	$718,084	13.48%	$213,074	4.00%	$319,612	6.00%
Tier I capital (to average assets):
Company	$727,053	12.06%	$241,094	4.00%	N/A	N/A
Bank	$718,084	11.90%	$241,392	4.00%	$301,740	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
Company	$746,396	16.16%	$369,417	8.00%	N/A	N/A
Bank	$725,655	15.73%	$369,134	8.00%	$461,417	10.00%
Tier I capital (to risk-weighted assets):
Company	$688,422	14.91%	$184,708	4.00%	N/A	N/A
Bank	$667,725	14.47%	$184,567	4.00%	$276,850	6.00%
Tier I capital (to average assets):
Company	$688,422	12.76%	$215,861	4.00%	N/A	N/A
Bank	$667,725	12.38%	$215,813	4.00%	$269,767	5.00%

The following table presents the components of accumulated other comprehensive (loss) income at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$(3,472)	$9,004
Net unrealized gain on interest-only strips	83	78
Total accumulated other comprehensive (loss) income	$(3,389)	$9,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$72,035	$65,455	$208,157	$200,953
Interest expense	7,675	7,224	21,978	22,361
Net interest income	64,360	58,231	186,179	178,592
Provision for loan losses	744	6,900	9,050	16,682
Net interest income after provision for loan losses	63,616	51,331	177,129	161,910
Noninterest income	10,799	7,664	31,357	29,531
Noninterest expense	35,746	28,770	103,450	90,282
Income before income tax provision	38,669	30,225	105,036	101,159
Income tax provision	15,117	11,827	41,352	39,463
Net income	$23,552	$18,398	$63,684	$61,696
Dividends and discount accretion on preferred stock	—	—	—	(5,640)
Net income available to common stockholders	$23,552	$18,398	$63,684	$56,056
Per Share Data:
Earnings per common share - basic	$0.30	$0.24	$0.81	$0.72
Earnings per common share - diluted	$0.30	$0.24	$0.80	$0.72
Book value per common share (period end, excluding preferred stock and warrants)	$10.11	$9.41	$10.11	$9.41
Cash dividends declared per common share	$.05	$—	$.175	$—
Tangible book value per common share (period end, excluding preferred stock and warrants) (11)	$8.52	$8.21	$8.52	$8.21
Number of common shares outstanding (period end)	79,247,719	78,016,260	79,247,719	78,016,260
Weighted average shares - basic	79,223,636	78,015,960	78,914,360	78,004,458
Weighted average shares - diluted	79,334,865	78,103,795	79,122,060	78,082,059
Tangible common equity ratio (9)	10.87%	12.23%	10.87%	12.23%
Statement of Financial Condition Data - at Period End:
Assets	$6,340,987	$5,331,979	$6,340,987	$5,331,979
Securities available for sale	708,566	687,059	708,566	687,059
Gross loans, net of deferred loan fees and costs (excludes loans held for sale)	4,898,939	4,069,494	4,898,939	4,069,494
Deposits	5,021,102	4,052,524	5,021,102	4,052,524
FHLB advances	421,446	460,815	421,446	460,815
Subordinated debentures	57,303	41,809	57,303	41,809
Stockholders’ equity	801,230	734,455	801,230	734,455

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$6,160,132	$5,179,186	$5,924,397	$5,140,591
Securities available for sale	714,660	679,764	704,124	699,225
Gross loans, including loans held for sale	4,771,022	4,007,402	4,588,464	3,878,080
Deposits	4,845,402	3,961,484	4,629,925	3,906,834
Stockholders’ equity	794,737	728,038	781,159	785,875
Selected Performance Ratios:
Return on average assets (1) (8)	1.53%	1.42%	1.43%	1.60%
Return on average stockholders’ equity (1) (8)	11.85%	10.11%	10.87%	10.47%
Average stockholders' equity to average assets	12.90%	14.06%	13.19%	15.29%
Return on average tangible equity (1) (8) (10)	13.90%	11.60%	12.52%	11.89%
Dividend payout ratio (dividends per share / earnings per share)	25.00%	0.0%	21.60%	0.0%
Pre-Tax Pre-Provision income to average assets (1)	2.56%	2.87%	2.57%	3.06%
Efficiency ratio (2)	47.56%	43.66%	47.56%	43.38%
Net interest spread	4.19%	4.51%	4.23%	4.68%
Net interest margin (3)	4.42%	4.79%	4.46%	4.97%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	12.06%	13.15%	12.06%	13.15%
Tier 1 risk-based capital ratio	13.64%	15.22%	13.64%	15.22%
Total risk-based capital ratio	14.89%	16.48%	14.89%	16.48%
Tier 1 common risk-based capital ratio (12)	12.60%	14.30%	12.60%	14.30%
Asset Quality Ratios:
Allowance for loan losses to gross loans, excluding loans held for sale	1.34%	1.62%	1.34%	1.62%
Allowance for loan losses to nonaccrual loans	181.89%	212.06%	181.89%	212.06%
Allowance for loan losses to nonperforming loans (6)	91.08%	123.70%	91.08%	123.70%
Allowance for loan losses to nonperforming assets (7)	47.18%	80.86%	47.18%	80.86%
Nonaccrual loans to gross loans, excluding loans held for sale	0.74%	0.76%	0.74%	0.76%
Nonperforming loans to gross loans, excluding loans held for sale (6)	2.28%	1.90%	2.28%	1.90%
Nonperforming assets to gross loans and OREO (7)	2.83%	2.00%	2.83%	2.00%
Nonperforming assets to total assets (7)	2.20%	1.53%	2.20%	1.53%

(1)	Annualized.

(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)	The ratios required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

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

(7)	Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, OREO, and accruing restructured loans.

(8)	Based on net income before effect of dividends and discount accretion on preferred stock.

(9)	Excludes TARP preferred stock, net of discount, of $0 and $0 million and stock warrants of $378 thousand and $378 thousand at September 30, 2013 and 2012, respectively.

(10)
Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$23,552	$18,398	$63,684	$61,696

Average stockholders' equity	$794,737	$728,038	$781,159	$785,875
Less: Average goodwill and other intangible assets, net	(116,885)	(93,407)	(102,935)	(93,771)
Average tangible equity	$677,852	$634,631	$678,224	$692,104

Net income (annualized) to average tangible equity	13.90%	11.60%	12.52%	11.89%

(11)
Tangible book value per common share is calculated by subtracting goodwill and other intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	September 30, 2013	September 30, 2012
	(In thousands)
Total stockholders' equity	$801,230	$734,455
Less: Preferred stock, net of discount	—	—
Common stock warrant	(378)	(378)
Goodwill and other intangible assets, net	(125,444)	(93,217)
Tangible common equity	$675,408	$640,860

Common shares outstanding	79,247,719	78,016,260

Tangible book value per common share	$8.52	$8.21

(12)
The Tier 1 common risk-based capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	September 30, 2013	September 30, 2012
	(In thousands)
Tier 1 capital	$727,053	$668,710
Less: Preferred stock, net of discount	—	—
Trust preferred securities less unamortized acquisition discount	(55,414)	(40,384)
Tier 1 common risk-based capital	$671,639	$628,326

Total risk weighted assets less disallowed allowance for loan losses	5,330,009	4,392,505

Tier 1 common risk-based capital ratio	12.60%	14.30%

Results of Operations
Overview
Total assets increased $700.3 million from $5.64 billion at December 31, 2012 to $6.34 billion at September 30, 2013. The increase in total assets was primarily due to a $603.9 million increase in loans receivable, net of allowance for loan losses, from $4.23 billion at December 31, 2012 to $4.83 billion at September 30, 2013 and a $32.4 million increase in cash and due from banks, from $312.9 million at December 31, 2012 to $345.4 million at September 30, 2013. The increase in total assets was funded by a $637.1 million increase in deposits from $4.38 billion at December 31, 2012 to $5.02 billion at September 30, 2013, a $724 thousand increase in FHLB advances from $420.7 million at December 31, 2012 to $421.4 million at September 30, 2013, a $15.5 million increase in subordinated debentures from $41.8 million at December 31, 2012 to $57.3 at September 30, 2013 and net income available to common stockholders of $63.7 million.
The net income available to common stockholders for the third quarter of 2013 was $23.6 million, or $0.30 per diluted common share, compared to $18.4 million, or $0.24 per diluted common share, for the same period of 2012, an increase of $5.2 million, or 28.0%. The net income available to common stockholders for the nine months ended September 30, 2012 was $63.7 million, or $0.80 per diluted common share, compared to $56.1 million, or $0.72 per diluted common share, for the same period of 2012, an increase of $7.6 million, or 13.6%. Acquisitions impact the comparability of the operating results for the third quarter and the nine months ended September 30 of 2013 and 2012, because the acquired assets and liabilities were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. In addition, the PIB and Foster acquisitions resulted in increases in interest earning assets, interest bearing liabilities, employees and branch locations in 2013. The operating results for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012 include the following major pre-tax acquisition accounting adjustments and expenses related to acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$4,074	$4,890	$14,787	$16,983
Accretion of discounts on acquired credit impaired loans	2,806	1,215	5,360	6,462
Amortization of premiums on assumed FHLB advances	94	307	277	2,442
Accretion of discounts on assumed subordinated debt	(81)	(37)	(172)	(108)
Amortization of premiums on assumed time deposits	308	650	993	2,712
Increase to pre-tax income	$7,201	$7,025	$21,245	$28,491

The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.53% for the third quarter of 2013, compared to 1.42% for the same period of 2012. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 11.85% for the third quarter of 2013, compared to 10.11% for the same period of 2012. The efficiency ratio was 47.56% for the third quarter of 2013, compared to 43.66% for the same period of 2012.
The annualized return on average assets, before the effect of dividends and discount accretion on preferred stock on average assets, was 1.43% for the nine months ended September 30, 2013, compared to 1.60% for the same period of 2012. The annualized return on average stockholders' equity, before the effect of dividends and discount accretion on preferred stock, was 10.87% for the nine months ended September 30, 2013, compared to 10.47% for the same period of 2012. The efficiency ratio was 47.56% for the nine months ended September 30, 2013, compared to 43.38% for the same period of 2012.

Net Interest Income and Net Interest Margin
Net Interest Income
A principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.
Comparison of Three Months Ended September 30, 2013 with the Same Period of 2012
Net interest income before provision for loan losses was $64.4 million for the third quarter of 2013, an increase of $6.1 million, or 10.5%, compared to $58.2 million for the same period of 2012. The increase was principally attributable to the increase in interest earnings assets, which was partially offset by the decline in the net interest margin.
Interest income for the third quarter of 2013 was $72.0 million, an increase of $6.6 million, or 10.1%, compared to $65.5 million for the same period of 2012. The increase resulted from an $11.6 million increase in interest income due to an increase in average interest earning assets and partially offset by a $5.0 million decrease in interest income due to a decrease in the yield on average interest earnings assets.
Comparison of Nine Months Ended September 30, 2013 with the Same Period of 2012
Net interest income before provision for loan losses was $186.2 million for the nine months ended September 30, 2013, an increase of $7.6 million, or 4.2%, compared to $178.6 million for the same period of 2012. The increase was principally attributable to the increase in average interest earning assets, which was partially offset by the decline in the net interest margin.
Interest income for the nine months ended September 30, 2013 was $208.2 million, an increase of $7.2 million, or 3.6%, compared to $201.0million for the same period of 2012. The increase resulted from a $32.0 million increase in interest income due to an increase in average interest earning assets and partially offset by a $24.8 million decrease in interest income due to a decrease in the yield on average interest earnings assets.

Net Interest Margin

The Company's reported net interest margin is impacted by the weighted average rates it earns on interest earning assets and pays on interest earning liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2013 was 4.42%, a decrease of 37 basis points from 4.79% for the same period of 2012. The decrease in the net interest margin was due to a decline in the weighted average yield on the Company's loan portfolio and a decline in the effect of acquisition accounting adjustments. The net interest margin for the first nine months of 2013 was 4.46%, a decrease of 51 basis points from 4.97% for the same period of 2012. The decrease in the net interest margin was principally due to a decline in the weighted average yield on the Company's loan portfolio and a decline in the effect of acquisition accounting adjustments. The change in the Company's reported net interest margin for the three and nine months ended September 30, 2013 and 2012 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest margin, excluding the effect of acquisition accounting adjustments	3.86%	4.14%	3.90%	4.29%
Acquisition accounting adjustments(1)	0.56	0.65	0.56	0.68
Reported net interest margin	4.42%	4.79%	4.46%	4.97%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

Excluding the effect of acquisition accounting adjustments, the net interest margin for the third quarter of 2013 decreased 28 basis points to 3.86% from 4.14% for the same period of 2012. Excluding the effect of acquisition accounting adjustments, the net interest margin for the nine months ended September 30, 2013 decreased 39 basis points to 3.90%, from 4.29% for the same period of 2012.
The weighted average yield on loans decreased to 5.63% for the third quarter of 2013 from 6.11% for the third quarter of 2012 and decreased to 5.72% for the nine months ended September 30, 2013 from 6.46% for the same period in 2012. The change in the yield was due to continued pricing pressure on loan interest rates and 5 basis point and 25 basis point declines in the effects of acquisition accounting adjustments for the respective periods, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.96%	5.39%	5.04%	5.53%
Acquisition accounting adjustments(1)	0.67	0.72	0.68	0.93
Reported weighted average yield on loans	5.63%	6.11%	5.72%	6.46%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the third quarter of 2013 decreased 43 basis points to 4.96% from 5.39% for the same period of 2012. This decrease was primarily due to the lower yields on acquired loan portfolios and the reduction in market rates compared to a year ago due to continued pricing pressures. At September 30, 2013, fixed rate loans accounted for 45% of the loan portfolio, compared to 38% at September 30, 2012, reflecting a higher mix of fixed rate loans in the acquired loan portfolios and the high demand for fixed rate loans in the current market. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at September 30, 2013 was 5.16% and 4.43%, respectively, compared with 5.97% and 4.57% at September 30, 2012.

The weighted average yield on securities available for sale for the third quarter of 2013 was 2.13%, compared to 2.23% for the same period of 2012. The weighted average yield on securities available for sale for the nine months ended September 30, 2013 was 2.04%, compared to 2.47% for the same period of 2012. The decrease was primarily attributable to the replacement of maturing securities with lower yielding investments as market interest rates declined.

The weighted average cost of deposits for the third quarter of 2013 was 0.49%, a decrease of 3 basis points from 0.52% for the same period of 2012. The amortization of the premium on time deposits assumed in the acquisition positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.51%	0.59%	0.52%	0.64%
Acquisition accounting adjustments(1)	(0.02)	(0.07)	(0.03)	(0.09)
Reported weighted average cost of deposits	0.49%	0.52%	0.49%	0.55%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.51% for the third quarter of 2013, compared to 0.59% for the same period of 2012 and 0.52% for the nine months ended September 30, 2013, compared to 0.64% for the same period of 2012. The decrease was due to reductions in the cost of interest bearing demand deposits with no significant changes in the proportion of noninterest bearing demand deposits to total deposits. Noninterest bearing demand deposits accounted for 27.1% of total deposits at September 30, 2013, compared with 27.3% at September 30, 2012.

The weighted average cost of FHLB advances for the third quarter of 2013 was 1.18%, a decrease of 38 basis points from 1.56% for the same period of 2012. The decrease was attributable to decreases in FHLB advance rates, which was partially offset by the decline in the amortization of premiums on FHLB advances assumed in acquisitions, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	1.27%	1.87%	1.23%	2.72%
Acquisition accounting adjustments	(0.09)	(0.31)	(0.06)	(0.93)
Reported weighted average cost on FHLB advances	1.18%	1.56%	1.17%	1.79%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.27% for the third quarter of 2013 from 1.87% for the same period of 2012, reflecting the addition of $255.0 million in new borrowings and FHLB advances assumed from acquisitions at an average rate of 0.70%, which was lower than the weighted average rate paid on matured borrowings. The weighted average original maturity of the new borrowings was 2.27 years. In addition, a total of $294.0 million of FHLB advances, with weighted average rates of 1.12%, matured over the past twelve months.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$4,771,022	$67,747	5.63%	$4,007,402	$61,553	6.11%
Securities available for sale(3)	714,660	3,802	2.13%	679,764	3,782	2.23%
FRB and FHLB stock and other investments	291,672	486	0.65%	155,590	120	0.30%
Federal funds sold	—	—	N/A	—	—	N/A
Total interest earning assets	$5,777,354	$72,035	4.95%	$4,842,756	$65,455	5.38%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,276,732	$1,927	0.60%	$1,156,915	$1,775	0.61%
Savings	204,049	668	1.30%	184,219	820	1.77%
Time deposits:
$100,000 or more	1,380,962	2,361	0.68%	843,388	1,533	0.72%
Other	677,352	1,003	0.59%	672,861	1,086	0.64%
Total time deposits	2,058,314	3,364	0.65%	1,516,249	2,619	0.69%
Total interest bearing deposits	3,539,095	5,959	0.67%	2,857,383	5,214	0.73%
FHLB advances	422,084	1,251	1.18%	407,325	1,603	1.56%
Other borrowings	48,273	465	3.77%	40,407	407	3.95%
Total interest bearing liabilities	4,009,452	$7,675	0.76%	3,305,115	$7,224	0.87%
Noninterest bearing demand deposits	1,306,308			1,104,996
Total funding liabilities/cost of funds	$5,315,760		0.57%	$4,410,111		0.65%
Net interest income/net interest spread		$64,360	4.19%		$58,231	4.51%
Net interest margin			4.42%			4.79%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.42%			4.79%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.37%			4.78%
Cost of deposits:
Noninterest bearing demand deposits	$1,306,308	$—		$1,104,996	$—
Interest bearing deposits	3,539,095	5,959	0.67%	2,857,383	5,214	0.73%
Total deposits	$4,845,403	$5,959	0.49%	$3,962,379	$5,214	0.52%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $153 thousand and $44 thousand for the three months ended September 30, 2013 and 2012, respectively.

(5)	Loan prepayment fee income excluded was $580 thousand and $119 thousand for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$4,588,464	$196,249	5.72%	$3,878,080	$187,476	6.46%
Securities available for sale(3)	704,124	10,755	2.04%	699,225	12,940	2.47%
FRB and FHLB stock and other investments	282,120	1,153	0.54%	205,540	459	0.29%
Federal funds sold	—	—	N/A	15,136	78	0.68%
Total interest earning assets	$5,574,708	$208,157	4.99%	$4,797,981	$200,953	5.59%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,276,195	$5,736	0.60%	$1,191,213	$5,748	0.64%
Savings	192,006	2,144	1.49%	189,322	2,571	1.81%
Time deposits:
$100,000 or more	1,265,877	6,066	0.64%	806,244	4,428	0.73%
Other	675,239	3,068	0.61%	682,903	3,115	0.61%
Total time deposits	1,941,116	9,134	0.63%	1,489,147	7,543	0.68%
Total interest bearing deposits	3,409,317	17,014	0.67%	2,869,682	15,862	0.74%
FHLB advances	422,205	3,693	1.17%	358,962	4,832	1.79%
Other borrowings	44,721	1,271	3.75%	45,981	1,667	4.77%
Total interest bearing liabilities	3,876,243	$21,978	0.76%	3,274,625	$22,361	0.91%
Noninterest bearing demand deposits	1,220,608			1,037,152
Total funding liabilities/cost of funds	$5,096,851		0.58%	$4,311,777		0.69%
Net interest income/net interest spread		$186,179	4.23%		$178,592	4.68%
Net interest margin			4.46%			4.97%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.46%			4.99%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.44%			4.98%
Cost of deposits:
Noninterest bearing demand deposits	$1,220,608	$—		$1,037,152	$—
Interest bearing deposits	3,409,317	17,014	0.67%	2,869,682	15,862	0.74%
Total deposits	$4,629,925	$17,014	0.49%	$3,906,834	$15,862	0.55%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans are net of deferred loan fees and costs and include nonaccrual loans and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $6 thousand and ($793) thousand for the nine months ended September 30, 2013 and 2012, respectively.

(5)	Loan prepayment fee income excluded was $948 thousand and $433 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Changes in net interest income are a function of changes in interest rates and volumes of interest earning assets and interest bearing liabilities. The following table sets forth information regarding the changes in interest income and interest expense for the periods indicated. The total change for each category of interest earning assets and interest bearing liabilities is segmented into the change attributable to variations in volume (changes in volume multiplied by the old rate) and the change attributable to variations in interest rates (changes in rates multiplied by the old volume). Nonaccrual loans are included in average loans used to compute this table.

	Three Months Ended September 30, 2013 over September 30, 2012
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$6,194	$(5,013)	$11,207
Interest on securities	20	(168)	188
Interest on FRB and FHLB stock and other investments	366	207	159
Interest on federal funds sold	—	—	—
Total interest income	$6,580	$(4,974)	$11,554
INTEREST EXPENSE:
Interest on demand, interest bearing	$152	$(28)	$180
Interest on savings	(152)	(233)	81
Interest on time deposits	745	(155)	900
Interest on FHLB advances	(352)	(409)	57
Interest on other borrowings	58	(18)	76
Total interest expense	$451	$(843)	$1,294
NET INTEREST INCOME	$6,129	$(4,131)	$10,260

	Nine Months Ended September 30, 2013 over September 30, 2012
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$8,773	$(23,054)	$31,827
Interest on securities	694	479	215
Interest on FRB and FHLB stock and other investments	(2,185)	(2,251)	66
Interest on federal funds sold	(78)	—	(78)
Total interest income	$7,204	$(24,826)	$32,030
INTEREST EXPENSE:
Interest on demand, interest bearing	$(12)	$(400)	$388
Interest on savings	(427)	(469)	42
Interest on time deposits	1,591	(589)	2,180
Interest on FHLB advances	(1,139)	(1,904)	765
Interest on other borrowings	(396)	(356)	(40)
Total interest expense	$(383)	$(3,718)	$3,335
NET INTEREST INCOME	$7,587	$(21,108)	$28,695

Provision for Loan Losses
The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral for problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material respects from current estimates. If the allowance for loan losses is inadequate, it may have a material adverse effect on our financial condition.
The provision for loan losses for the third quarter of 2013 was $744 thousand, a decrease of $6.2 million, or 89.2%, from $6.9 million for the same period last year. The decrease was primarily due to decreased historical loss rates compared to the third quarter of 2012, which was partially offset by loan growth.
The provision for loan losses for the nine months ended September 30, 2013 was $9.1 million, a decrease of $7.6 million, or 45.75%, from $16.7 million for the same period last year. The decrease is primarily due an overall reduction in quantitative reserves as a result of decreasing historical loss rates. Net charge offs also decreased to $10.3 million for the nine months ended September 30, 2013 from $12.7 million for the same period last year.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition - Loans Receivable and Allowance for Loan Losses for further discussion.
Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the third quarter of 2013 was $10.8 million, compared to $7.7 million for the same quarter of 2012, an increase of $3.1 million, or 40.9%. The increase was principally due to net gains of $2.8 million recorded from the sales of $36.8 million of SBA loans to the secondary market during the third quarter of 2013. No SBA loans were sold to the secondary market during the third quarter of 2012. Noninterest income also increased due to a $200 thousand increase in service fees on deposit accounts and a $219 thousand increase from other income and fees.
Noninterest income for the nine months ended 2013 was $31.4 million, compared to $29.5 million for the same period of 2012, an increase of $1.8 million, or 6.2%. The increase was primarily due to an increase in the volume of SBA loans sold, resulting in net gains on sales of SBA loans of $8.8 million during the period, compared to $5.4 million in the previous period. The increase in noninterest income was offset by decreases in net gains on sales of securities available for sale and a decrease in service fees on deposit accounts. We recorded $54 thousand of net gains on sales of securities available for sale during the first nine months of 2013. During the same period in 2012, we recoded a net gain of $816 thousand from the sale of a Trust Preferred security, which had been marked to market in a prior period. Service fees on deposit accounts decreased primarily due to a decrease in non-sufficient funds charges of $497 thousand.
Noninterest income by category is summarized below:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$3,321	$3,121	$200	6.4%
International service fees	1,196	1,183	13	1.1%
Loan servicing fees, net	1,004	1,031	(27)	(2.6)%
Wire transfer fees	916	833	83	10.0%
Other income and fees	1,583	1,364	219	16.1%
Net gains on sales of SBA loans	2,827	—	2,827	100.0%
Net losses on sales of other loans	—	—	—	—%
Net gains on sales of securities available for sale	—	133	(133)	(100.0)%
Net valuation gains on interest rate contracts	—	11	(11)	(100.0)%
Net losses on sales of OREO	(48)	(12)	(36)	300.0%
Total noninterest income	$10,799	$7,664	$3,135	40.9%

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$9,118	$9,550	$(432)	(4.5%)
International service fees	3,700	3,810	(110)	(2.9%)
Loan servicing fees, net	3,009	3,178	(169)	(5.3%)
Wire transfer fees	2,619	2,349	270	11.5%
Other income and fees	4,036	4,058	(22)	(0.5%)
Net gains on sales of SBA loans	8,816	5,426	3,390	62.5%
Net gains on sales of other loans	62	146	(84)	57.5%
Net gains on sales of securities available for sale	54	949	(895)	(94.3%)
Net valuation gains on interest rate contracts	—	24	(24)	100.0%
Net (losses) gains on sales of OREO	(57)	41	(98)	(239.0%)
Total noninterest income	$31,357	$29,531	$1,826	6.2%

Noninterest Expense
Noninterest expense for the third quarter of 2013 was $35.7 million, an increase of $7.0 million, or 24.2%, from $28.8 million for the same period of 2012. Salaries and employee benefits expense increased $2.9 million due to an increase in the number of full-time equivalent employees, which increased to 831 at September 30, 2013 from 684 at September 30, 2012, which was partially due to the PI and Foster acquisitions that were completed in 2013. Occupancy expense increased by a total of $450 thousand principally due to increased rental commitments of $342 thousand from an increased number of leases and reflects minimal increases in property taxes and utilities related to the leased properties. Professional fees increased by $564 thousand due to additional legal services and consulting fees for our information systems during the quarter. Merger and integration expenses increased by $748 thousand, as we incurred the majority of the expenses from the Foster acquisition, including salaries and benefits expenses and professional service fees, during the quarter. The majority of expenses related to the Center Financial Merger were incurred in the first and second quarters of 2012, while only $183 thousand was incurred in the third quarter of 2012. Other noninterest expense, which is comprised of directors fees, amortization on intangibles and other miscellaneous expenses, increased by $1.3 million during the quarter.
Noninterest expense for the nine months ended of 2013 was $103.5 million, an increase of $13.2 million, or 14.6%, compared to $90.3 million for the same period of 2012. Salaries and employee benefits expense increased $6.7 million due to one-time costs incurrred as part of a management transition and an increase in the number of full-time equivalent employees. Occupancy expense increased by a total of $1.4 million principally due to increased rental commitments during the period causing an increase in lease expense of $1.2 million and increases in property taxes and utilities for the leased properties. Professional fees increased by $1.6 million due to increased legal fees, fees for accounting services and consulting services for our information systems. Merger and integration expenses decreased by $683 thousand, as the Company incurred greater salaries and benefits expenses and professional service fees related to the merger with Center Financial in 2012 than were incurred on the PIB and Foster acquisitions in 2013. Other noninterest expense increased by $2.7 million during the period.
The breakdown of changes in noninterest expense by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$16,535	$13,611	$2,924	21.5%
Occupancy	4,360	3,910	450	11.5%
Furniture and equipment	1,728	1,495	233	15.6%
Advertising and marketing	1,393	1,159	234	20.2%
Data processing and communications	1,983	1,659	324	19.5%
Professional fees	1,440	876	564	64.4%
FDIC assessment	818	644	174	27.0%
Credit related expenses	2,646	2,613	33	1.3%
Merger and integration expenses	931	183	748	408.7%
Other	3,912	2,620	1,292	49.3%
Total noninterest expense	$35,746	$28,770	$6,976	24.2%

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$49,086	$42,348	$6,738	15.9%
Occupancy	13,206	11,788	1,418	12.0%
Furniture and equipment	4,914	4,181	733	17.5%
Advertising and marketing	3,856	4,142	(286)	(6.9)%
Data processing and communications	5,488	4,843	645	13.3%
Professional fees	4,184	2,558	1,626	63.6%
FDIC assessment	2,370	1,732	638	36.8%
Credit related expenses	6,564	6,967	(403)	(5.8)%
Merger and integration expenses	2,621	3,304	(683)	(20.7)%
Other	11,161	8,419	2,742	32.6%
Total noninterest expense	$103,450	$90,282	$13,168	14.6%

Provision for Income Taxes
Income tax expense was $15.1 million and $11.8 million for the quarters ended September 30, 2013 and 2012, respectively. The effective income tax rates were 39.1% for the quarters ended September 30, 2013 and 2012. Income tax expense was $41.4 million and $39.5 million for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 39.4% and 39.0%, respectively.

Financial Condition
At September 30, 2013, our total assets were $6.34 billion, an increase of $700.3 million from $5.64 billion at December 31, 2012. The increase was principally due to a $603.9 million increase in loans receivable, net of allowance for loan losses, a $32.4 million increase in cash and due from banks and a $30 million increase in goodwill. The increase in total assets was funded by a $637.1 million increase in deposits, a $724 thousand increase in FHLB advances, a $15.5 million increase in subordinated debentures and net income of $63.7 million. As previously discussed, the increases in assets and liabilities were principally due to the PIB and Foster acquisitions.
Investment Securities Portfolio
As of September 30, 2013, we had $708.6 million in available for sale securities, compared to $704.4 million at December 31, 2012. The net unrealized loss on the available for sale securities at September 30, 2013 was $6.0 million, compared to a net unrealized gain on such securities of $15.4 million at December 31, 2012. During the nine months ended September 30, 2013, $169.9 million in securities were purchased, $143.6 million in mortgage related securities were paid down, and $6.6 million in securities were sold. We recognized net gains of $54 thousand on the securities that were sold. During the same period last year, we sold a corporate trust preferred security and other debt securities and recognized a gain of $949 thousand. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.81 years and 3.26 years at September 30, 2013 and December 31, 2012, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 5.50 years and 3.5 years at September 30, 2013 and December 31, 2012, respectively.
Loan Portfolio
As of September 30, 2013, gross loans outstanding, net of deferred loan fees and costs and excluding loans held for sale, was $4.90 billion, an increase of $602.7 million from $4.30 billion at December 31, 2012. Total loan originations during the three months ended September 30, 2013 were $387.6 million, including SBA loan originations of $72.7 million. Of the $72.7 million in SBA loan originations, $38.9 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,294	0%	$9,247	0%
Commercial & industrial	3,652,815	75%	3,100,466	72%
Construction	73,116	1%	65,045	2%
Total real estate loans	3,736,225	76%	3,174,758	73%
Commercial business	932,955	19%	921,556	21%
Trade finance	135,889	3%	152,070	4%
Consumer and other	95,693	2%	49,954	1%
Total loans outstanding	4,900,762	100%	4,298,338	100%
Less: deferred loan fees	(1,823)		(2,086)
Gross loans receivable	4,898,939		4,296,252
Less: allowance for loan losses	(65,715)		(66,941)
Loans receivable, net	$4,833,224		$4,229,311

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $61.2 million at September 30, 2013 and $69.8 million at December 31, 2012. SBA loans included in commercial and industrial real estate loans were $199.5 million at September 30, 2013 and $148.0 million at December 31, 2012.

We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Loan commitments	$669,248	$690,917
Standby letters of credit	36,744	39,176
Other commercial letters of credit	55,055	51,257
	$761,047	$781,350

Nonperforming Assets
Nonperforming assets, which include nonaccrual loans, loans 90 days or more past due and on accrual status, restructured loans, and OREO, were $139.3 million at September 30, 2013, compared to $79.9 million at December 31, 2012. The ratio of nonperforming assets to gross loans plus OREO was 2.83% and 1.86% at September 30, 2013 and December 31, 2012, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans (1)	$36,129	$29,653
Loans 90 days or more days past due on accrual status (2)	39,560	17,742
Accruing restructured loans	36,018	29,849
Total Nonperforming Loans	111,707	77,244
OREO	27,582	2,698
Total Nonperforming Assets	$139,289	$79,942
Nonperforming loans to total gross loans, excluding loans held for sale	2.28%	1.80%
Nonperforming assets to gross loans plus OREO	2.83%	1.86%
Nonperforming assets to total assets	2.20%	1.42%
Allowance for loan losses to nonperforming loans (excludes delinquent loans 90 days or more on accrual status)	91.08%	112.50%
Allowance for loan losses to nonperforming assets	47.18%	83.74%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $25.2 million and $17.6 million as of September 30, 2013 and December 31, 2012, respectively.

(2)	Loans 90 days or more past due on accrual status are acquired loans accounted for under ASC 310-30.
Allowance for Loan Losses
The allowance for loan losses was $65.7 million at September 30, 2013, compared to $66.9 million at December 31, 2012. We recorded a provision for loan losses of $9.1 million during the nine months ended September 30, 2013, compared to $16.7 million for the same period of 2012. The allowance for loan losses was 1.34% of gross loans at September 30, 2013 and 1.56% of gross loans at December 31, 2012. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $99.2 million and $90.2 million as of September 30, 2013 and December 31, 2012, respectively, with specific allowances of $11.0 million and $9.2 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2013		December 31, 2012
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - Residential	$68	0.10%	$74	0.11%
Real estate - Commercial	46,293	70.45%	45,162	67.47%
Real estate - Construction	840	1.28%	986	1.47%
Commercial business	15,300	23.28%	17,606	26.30%
Trade finance	2,513	3.82%	2,352	3.51%
Consumer and other	701	1.07%	761	1.14%
Total	$65,715	100%	$66,941	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). The Acquired Loans were further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or "ACILs") and performing loans (loans that were pass graded at the time they were acquired, or "APLs"). The activity in the ALLL for the three and nine months ended September 30, 2013 is as follows:

		Acquired Loans(2)
Three Months Ended September, 2013	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$61,315	$4,535	$5,825	$71,675
Provision for loan losses	(1,310)	—	2,054	744
Loan charge offs	(1,302)	(557)	(5,931)	(7,790)
Recoveries of loan charge offs	1,070	—	16	1,086
Balance, end of period	$59,773	$3,978	$1,964	$65,715

Gross loans, net of deferred loan fees and costs	$3,857,469	227,412	815,881	$4,900,762
Loss coverage ratio	1.55%	1.75%	0.24%	1.34%

		Acquired Loans (2)
Nine Months Ended September 30, 2013	Legacy Loans (1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$61,002	$4,535	$1,404	$66,941
Provision for loan losses	1,647	—	7,403	9,050
Loans charged off	(4,614)	(557)	(6,948)	(12,119)
Recoveries of charged offs	1,738	—	105	1,843
Balance, end of period	$59,773	$3,978	$1,964	$65,715

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and gross loans outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
LOANS
Average gross loans receivable, including loans held for sale (net of deferred fees)	$4,588,464	$3,878,080
Total gross loans receivables, excluding loans held for sale (net of deferred fees)	$4,898,939	$4,069,494
ALLOWANCE:
Balance, beginning of period	$66,941	$65,505
Less: Loan charge offs:
Commercial & industrial real estate	(8,052)	(2,074)
Commercial business loans	(3,991)	(5,692)
Trade finance	(26)	—
Consumer and other loans	(50)	(3)
Total loan charge offs	(12,119)	(7,769)
Plus: Loan recoveries
Commercial & industrial real estate	165	973
Commercial business loans	1,564	290
Trade Finance	—	—
Consumer and other loans	114	53
Total loans recoveries	1,843	1,316
Net loan charge offs	(10,276)	(6,453)
Provision for loan losses	9,050	6,900
Balance, end of period	$65,715	$65,952
Net loan charge offs to average gross loans, including loans held for sale (net of deferred fees) *	0.30%	0.22%
Allowance for loan losses to gross loans at end of period	1.34%	1.62%
Net loan charge offs to beginning allowance *	20.47%	13.13%
Net loan charge offs to provision for loan losses	113.55%	93.52%
* Annualized
We believe the allowance for loan losses as of September 30, 2013 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2013, deposits increased $637.1 million, or 14.5%, to $5.02 billion from $4.38 billion at December 31, 2012. The net increase in deposits is primarily due to the PIB and Foster acquisitions in which we assumed $143.7 million and $321.6 million in deposits, respectively. Interest bearing demand deposits, including money market and Super Now accounts, totaled $1.50 billion at September 30, 2013, an increase of $66.2 million from $1.43 billion at December 31, 2012.
At September 30, 2013, 27% of total deposits were noninterest bearing demand deposits, 43% were time deposits and 30% were interest bearing demand and savings deposits. By comparison, at December 31, 2012, 27% of total deposits were noninterest bearing demand deposits, 40% were time deposits, and 33% were interest bearing demand and savings deposits.
At September 30, 2013, we had $290.1 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $307.2 million and $300.0 million of such deposits at December 31, 2012, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.09% at September 30, 2013 and were collateralized with securities with a carrying value of $345.7 million. The weighted average interest rate for wholesale deposits was 0.33% at September 30, 2013.

The following is a schedule of certificates of deposit maturities as of September 30, 2013 which do not include the certificates of deposits totaling $141,093 as of September 30, 2013 from the acquisition of Foster:

	Balance	%
	(Dollars in thousands)
Three months or less	722,960	35.75%
Over three months through six months	368,962	18.25%
Over six months through nine months	314,340	15.54%
Over nine months through twelve months	335,169	16.57%
Over twelve months	280,717	13.88%
Total time deposits	2,022,148	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2013, we had $421.4 million of FHLB advances with average remaining maturities of 3.0 years, compared to $420.7 million with average remaining maturities of 2.6 years at December 31, 2012. The weighted average rate, including acquisition accounting adjustments, was 1.18% and 1.31% at September 30, 2013 and at December 31, 2012, respectively.
At September 30, 2013, five wholly-owned subsidiary grantor trusts ("Trusts") established by us had issued $46 million of pooled trust preferred securities (“Trust Preferred Securities”). Upon the acquisition of Foster Bankshares, we assumed one grantor trust established by former Foster Bank, which issued $15.0 million of trust preferred securities, which we plan to redeem by the first quarter of 2014. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $801.2 million at September 30, 2013 compared to $751.1 million at December 31, 2012.
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
At September 30, 2013, our Tier I capital, defined as stockholders’ equity less intangible assets, plus proceeds from the trust preferred securities (subject to limitations), was $727.1 million, compared to $688.4 million at December 31, 2012, representing an increase of $38.6 million, or 5.6%. The increase was primarily due to the increase in additional paid-in capital from the net income during the nine months ended September 30, 2013 of $63.7 million. At September 30, 2013, the total capital to risk-weighted assets ratio was 14.89% and the Tier I capital to risk-weighted assets ratio was 13.64%. The Tier I leverage capital ratio was 12.06%.
As of September 30, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of September 30, 2013 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$793,569	14.89%	N/A	N/A
Tier 1 risk-based capital ratio	$727,053	13.64%	N/A	N/A
Tier 1 capital to total assets	$727,053	12.06%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$784,601	14.73%	$532,686	10.00%	$251,915	4.73%
Tier 1 risk-based capital ratio	$718,084	13.48%	$319,612	6.00%	$398,472	7.48%
Tier I capital to total assets	$718,084	11.90%	$301,740	5.00%	$416,344	6.90%
	As of December 31, 2012 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$746,396	16.16%	N/A	N/A
Tier 1 risk-based capital ratio	$688,422	14.91%	N/A	N/A
Tier 1 capital to total assets	$688,422	12.76%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$725,655	15.73%	$461,417	10.00%	$264,238	5.73%
Tier 1 risk-based capital ratio	$667,725	14.47%	$276,850	6.00%	$390,875	8.47%
Tier I capital to total assets	$667,725	12.38%	$269,767	5.00%	$397,958	7.38%

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
At September 30, 2013, our total borrowing capacity from the FHLB was $1.58 billion, of which $1.18 billion was unused and available to borrow. At September 30, 2013, our total borrowing capacity from the FRB was $465.9 million, of which $465.9 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $653.8 million at September 30, 2013, compared to $661.3 million at December 31, 2012. Cash and cash equivalents, including federal funds sold, were $345.4 million at September 30, 2013, compared to $312.9 million at December 31, 2012. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to improve our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense, and enhancing noninterest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate and monitor risk.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2013, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	September 30, 2013		December 31, 2012
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	7.13%	(2.90)%	5.31%	(2.24)%
+ 100 basis points	3.17%	(1.05)%	2.51%	1.01%
- 100 basis points	(1.28)%	0.63%	(3.78)%	3.06%
- 200 basis points	(1.87)%	0.50%	(4.52)%	4.68%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) for the period ended September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BBCN BANCORP, INC.

Date:	November 8, 2013	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	November 8, 2013

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

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to Exhibit 3.7 of the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013)

4.1
Amended and Restated Declaration of Trust, Foster Capital Trust I, dated as of July 8, 2005, by and among Christiana Bank and Trust as Delaware Trustee, LaSalle Bank National Association as Institutional Trustee, Foster Bankshares, Inc. as Sponsor and the Administrators named therein*

4.2	Indenture, Junior Subordinated Debt Securities, dated as of July 8, 2005, between Foster Bankshares, Inc. as Issuer and LaSalle Bank National Association as Trustee*

4.3	Guarantee Agreement, dated as of July 8, 2005, by and between Foster Bankshares, Inc. and LaSalle Bank National Association as Trustee*

10.1	CCO Employment Agreement between BBCN Bank and Mark Lee, dated August 20, 2013*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith