Form 10-K
period 2013-12-31
BBCN BANCORP INC
filed 2014-03-03
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File # 000-50245
 ________________________________________
BBCN BANCORP, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	95-4849715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3731 Wilshire Boulevard
Suite 1000
Los Angeles, California 90010
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (213) 639-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2013, as reported on the NASDAQ Global Select Market, was approximately $1,109,750,286.
Number of shares outstanding of the Registrant’s Common Stock as of February 24, 2014: 79,441,525
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant's definitive proxy statement for the 2014 annual meeting of stockholders.

PART I
Forward-Looking Information
Some statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements BBCN Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. BBCN Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Item 1.    BUSINESS

General
BBCN Bancorp, Inc. (“BBCN Bancorp” on a parent-only basis, and the “Company,” “we” or “our” on a consolidated basis) is a bank holding company headquartered in Los Angeles, California. We offer commercial banking loan and deposit products through our wholly-owned subsidiary, BBCN Bank, a California state-chartered bank (the “Bank” or “BBCN Bank”). BBCN Bank primarily focuses its business in Korean communities in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas. Our headquarters are located at 3731 Wilshire Boulevard, Suite 1000, Los Angeles, California 90010, and our telephone number at that address is (213) 639-1700.
BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., was formed to become the holding company for Nara Bank effective in February 2002. Nara Bank opened for business in June 1989 under the name United Citizens National Bank as a national banking association, was renamed Nara Bank, National Association in January 1994 and became Nara Bank upon converting to a California state-chartered bank in January 2005. On November 30, 2011, Nara Bancorp, Inc. merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrently with the merger, Nara Bancorp, Inc. changed its name to BBCN Bancorp, Inc. At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to BBCN Bank.
BBCN Bancorp is registered as a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. BBCN Bancorp exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. BBCN Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”), up to applicable limits.
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy statements and information statements in connection with our stockholders meetings and other information. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Our website address is http://www.bbcnbank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on From 10-K.

Business Overview
Our principal business activities are conducted through BBCN Bank and primarily consist of earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received and interest paid, gains and losses on the sale of financial assets and fees earned for financial services provided. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation affecting the banking industry and the policies of various governmental and regulatory authorities. Although our business may vary with local and national economic conditions, such variations are not generally seasonal in nature.

Through our network of 49 branches and six loan production offices, we offer commercial banking loan and deposit products to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans and Small Business Administration (“SBA”) loans. BBCN Bank offers cash management services to our business customers, which include remote deposit capture, lock box and ACH origination services. BBCN Bank also offers a mobile banking application for smartphones that extends convenient banking services, such as mobile deposits and bill payment, into the hands of customers at all times. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Most of our branches operate 24-hour automated teller machines (“ATMs”). We also offer debit card services with a rewards program to all customers. Our banking officers focus on customers to better support their banking needs. In addition, most of our branches offer travelers’ checks, safe deposit boxes and other customary bank services. Our website at www.bbcnbank.com offers internet banking services and applications in both English and Korean.

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
Our trade finance services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advice and negotiation of commercial letters of credit and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allow for the issuance of commercial letters of credit and the financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

Commercial Real Estate Loans
Real estate loans are extended for the purchase and refinance of commercial real estate and are generally secured by first deeds of trust. The maturities on the majority of such loans are generally five to seven years with a 25-year principal amortization schedule and a balloon payment due at maturity. We offer both fixed and floating rate commercial real estate loans. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the date of origination.
Small Business Administration Loans
The Bank also extends loans partially guaranteed by the SBA. The Bank primarily extends SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
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
SBA 504 loans are typically extended for the purpose of purchasing owner-occupied commercial real estate or long-term capital equipment. SBA 504 loans are typically extended for up to 20 years or the life of the asset being financed. SBA 504 loans are financed as a participation loan between the Bank and the SBA through a Certified Development Company (“CDC”). Generally, the loans are structured to give the Bank a 50% first deed of trust (“TD”), the CDC a 40% second TD, and the remaining 10% is funded by the borrower. Interest rates for the first TD Bank loans are subject to normal bank commercial rates and terms and the second TD CDC loans are fixed for the life of the loans based on certain indices.
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
Consumer Loans
Our consumer loans consist of auto loans, home equity and signature loans, with a majority of our consumer loan portfolio currently consisting of auto loans. Effective January 1, 2008, we discontinued originating new home equity loans, due to the lack of scalability and profitability of these types of loans.

Investing Activities
The main objectives of our investment strategy are to provide a source of on-balance sheet liquidity while providing a means to manage our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Subject to various restrictions, our investment policy permits investment in various types of securities, certificates of deposit (“CDs") and federal funds sold. Our investment portfolio consists of government sponsored agency bonds, mortgage backed securities, collateralized mortgage obligations (“CMOs”), trust preferred securities, municipal bonds and mutual funds. For a detailed breakdown of our investment portfolio, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Security Portfolio.”
Our securities are classified for accounting purposes as available-for-sale. We do not maintain held-to-maturity or trading portfolios. Securities purchased to meet investment-related objectives, such as liquidity management or interest rate risk and which may be sold as necessary to implement management strategies, are designated as available-for-sale at the time of purchase.

Deposit Activities
We attract both short-term and long-term deposits from the general public by offering a wide range of deposit products and services. Through our branch network, we provide our banking customers with personal and business checking accounts, money market accounts, savings accounts, CDs, individual retirement accounts, 24-hour ATMs, internet banking and bill-pay, remote deposit capture, lock boxes and ACH origination services. In addition to our retail deposits, we obtain both secured and unsecured wholesale deposits including public deposits such as State of California Treasurer's time deposits, brokered money market and time deposits, and deposits gathered from outside of the Bank's normal market area through deposit listing services.
FDIC-insured deposits are our primary source of funds. As part of our asset-liability management, we analyze our retail and wholesale deposit maturities and interest rates to monitor and manage our cost of funds, to the extent feasible in the context of changing market conditions, as well as to promote stability in our supply of funds. For more deposit information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Deposits.”

Borrowing Activities
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the Federal Home Loan Bank of San Francisco (the “FHLB”), the Federal Reserve Bank of San Francisco or our correspondent banks. In addition, we may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as asset-liability management strategies.
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing qualifying mortgage loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB advances is included in Note 7 of “Notes to Consolidated Financial Statements.”
We may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge.

Market Area and Competition
We have 49 banking offices in areas having high concentrations of Korean Americans, of which 28 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 7 are located in the New York City metropolitan area and New Jersey, 4 are in the Seattle metropolitan area, 9 are in the Chicago metropolitan area and 1 is in Arlington, Virginia. We also have six loan production offices located in Dallas, Seattle, Atlanta, Northern California, Denver, and Annandale. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets, are more widely recognized, have broader geographic scope and offer a broader range of financial services than we do.

Economic Conditions, Government Policies and Legislation
Our profitability, like that of most financial institutions, depends, among other things, on interest rate differentials. In general, the difference between the interest expense on interest bearing liabilities, such as deposits and borrowings, and the interest income on our interest earning assets, such as loans we extend to our customers and securities held in our investment portfolio, as well as the level of noninterest bearing deposits, have a significant impact on our profitability. Interest rates are highly sensitive to many factors that are beyond our control, such as the economy, inflation, unemployment, consumer spending and political events. The impact that future changes in domestic and foreign economic and political conditions might have on our performance cannot be predicted.
Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board (the "FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation or preventing recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the targeted federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest earning assets and paid on interest bearing liabilities. The nature and impact on BBCN Bancorp and the Bank of future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislation and regulations are enacted or adopted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, financial holding companies and other financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and by various regulatory agencies. These proposals may result in changes in banking statutes and regulations and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business, limit permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. See “Supervision and Regulation.”

Supervision and Regulation
General
As a California state-chartered bank whose accounts are insured by the FDIC, BBCN Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. Such supervision and regulation covers substantially all of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices and permitted subsidiary investments and activities. In addition, while BBCN Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB. BBCN Bancorp is registered with and subject to examination by the FRB as a bank holding company and a financial holding company and is also subject to certain provisions of the California Financial Code as applicable to bank holding companies. These regulatory systems are intended primarily for the protection of depositors, the FDIC deposit insurance fund (the "DIF") and the banking system as a whole, rather than for the protection of shareholders or other investors.
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
Bank Holding Company Regulation
BBCN Bancorp is registered as a bank holding company pursuant to the Bank Holding Company Act (the “BHCA”) and in that capacity is subject to supervision and examination by the FRB and its authority to:

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

•
Approve or disapprove acquisitions and mergers with banks and consider competitive, management, financial and other factors in granting these approvals, in addition to similar federal, California or other state banking agency approvals which may also be required.

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
Subject to prior notice or FRB approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) may engage without prior FRB approval in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined by the FRB, in consultation with the Treasury, to be “financial in nature” or are incidental or complementary to activities that are financial in nature. In order to elect and retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed and, except in limited circumstances, be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to maintain compliance with these requirements or correct any non-compliance within a fixed time period could lead to required divestiture of subsidiary banks or a requirement to conform all of the holding company's activities to those permissible for a bank holding company.
Securities Exchange Act of 1934
BBCN Bancorp’s common stock is publicly held and listed on the NASDAQ Global Select Market ("NASDAQ") and BBCN Bancorp is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated hereunder and the NASDAQ listing requirements.
Sarbanes-Oxley Act
BBCN Bancorp is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, which, among other things, requires executive certification of financial presentations, increased requirements for board audit committees and their members and enhanced disclosure of controls and procedures and internal control over financial reporting.
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
On February 7, 2011, the FDIC approved a final rule, as mandated by the Dodd-Frank Act, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the FDIC’s Temporary Liquidity Guarantee Program) to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital.
As required by the Dodd-Frank Act, federal regulators have adopted regulations to (i) increase capital requirements on banks and bank holding companies pursuant to Basel III, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which significantly restricts certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing.
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
Volcker Rule
The final rules adopted on December 10, 2013 to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule,” prohibit insured depository institutions and companies affiliated with insured depository institutions ("banking entities") from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.
Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.
The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution's compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2013 that were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.
Bank Regulation
BBCN Bank is subject to regulation, supervision and regular examination by the DBO and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the FRB. Federal and state laws and regulations which are specifically applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching and mergers and acquisitions. California banks are also subject to FRB Regulation O, and Federal Reserve Act Sections 23A and 23B and FRB Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain limits and exceptions and only on terms and conditions at least as favorable as those prevailing for comparable transactions with unaffiliated parties.
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate risk exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have authority to:

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

•
Enter into or issue informal or formal enforcement actions, including memorandas of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes;

•	Remove officers and directors and assess civil monetary penalties; and

•	Take possession of, close and liquidate the bank or appoint the FDIC as conservator or receiver under certain circumstances.
Under the California Financial Code and the Federal Deposit Insurance Act (the “FDI Act”), California state-chartered commercial banks may generally engage in any activity permissible for national banks. Additionally, BBCN Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries. Further, California state-chartered commercial banks may conduct certain “financial” activities in a subsidiary to the same extent that national banks may conduct such activities, provided the bank is and remains well capitalized, well managed and in satisfactory compliance with the CRA. BBCN Bank currently does not conduct activities in subsidiaries.
Capital Requirements
The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, a banking organization is required to maintain its capital above certain minimum capital ratios, which are computed by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified depending on the type of capital as follows:

•
“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital. Accordingly, the capital received from trust preferred offerings qualifies as Tier 1 capital, but is subject to the new provisions of the Dodd-Frank Act. Under the Dodd-Frank Act, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1 to be phased out over a ten year period. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1; however, the market for any new trust preferred capital raises is uncertain.

•
“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses. Following the phase-out period under the Dodd-Frank Act, trust preferred securities will be treated as Tier 2 capital for institutions with more than $15 billion in total consolidated assets.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there currently are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To generally be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2013, the respective capital ratios of BBCN Bancorp and BBCN Bank exceeded the minimum percentage requirements to generally be deemed “well-capitalized.” Further information is provided in the schedule in Note 14 of Notes to Consolidated Financial Statements.
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
BBCN Bancorp and BBCN Bank are required by the U.S. bank regulatory agencies to also maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to average total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. As of December 31, 2013, BBCN Bancorp and BBCN Bank's leverage capital ratios were 11.97% and 11.79%, respectively, exceeding regulatory minimums.
The current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In December 2010, the Basel Committee published an agreement among its member country bank regulatory authorities to establish a new set of capital and other standards for major banking institutions, commonly referred to as Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain a heightened Common Equity Tier 1 capital ratio, Tier 1 capital ratio, and Total capital ratio, and a "leverage ratio" of Tier 1 capital (with certain deductions to average consolidated assets of 4%. Common Equity Tier 1 capital ratio and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Common Equity Tier 1 capital ratio (exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures))) will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019 to a maximum of 2.5% of risk weighted assets. In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. The current bank capital standards are revised to a requirement consisting of four fully phased-in minimum capital ratios, including (1) a ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a Tier 1 capital to risk-weighted assets of 6.0%, (3) a Total capital to risk-weighted assets of 8% and (4) a “leverage ratio” of Tier 1 capital (with certain deductions) to average consolidated assets of 4%. For this purpose, Common equity Tier 1 capital will consist of common stock and related surplus. Total Tier 1 capital will include non-cumulative perpetual preferred stock. The rule also changes the capital standards set forth in the capital category definitions used in the prompt corrective action regulations discussed below to refer to the new capital ratios and increasing the levels of capital required to generally be considered “well capitalized” under those regulations.
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
The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. As of December 31, 2013, the Bank’s assessment rate averaged 5 cents per $100 in assessable deposits.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on our earnings. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.015% of insured deposits in fiscal 2013. These assessments will continue until the FICO bonds mature in 2017.
The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base.
The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.
Restrictions on Dividends and Other Capital Distributions
Under the California Financial Code, the Bank is permitted to pay dividends out of the Bank’s net profits up to the lesser of retained earnings or the Bank’s net income for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the DBO, in an amount not exceeding the greatest of (i) the Bank’s retained earnings, (ii) its net income for the Bank’s last fiscal year and (iii) the Bank’s net income for its current fiscal year.
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
Employees
As of December 31, 2013, we had 835 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

Item 1A.	RISK FACTORS
In the course of conducting its business operations, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to its own business. The following discussion addresses the most significant risks that could affect the Company’s business, financial condition, liquidity, results of operations, and capital position. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations may be seriously harmed. In that event, the market price for our common stock will likely decline.
Economic conditions in the markets in which we operate may adversely affect our loan portfolio and reduce the demand for our services. We focus our business primarily in Korean-American communities in California, the greater New York City, Chicago and Seattle metropolitan areas, New Jersey and Virginia. Adverse economic conditions in our market areas have had a material adverse impact on the quality of our business. A renewed economic slowdown in the markets in which we operate may have any or all of the following consequences, any of which may reduce our net income and adversely affect our financial condition:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	the level and duration of deposits may decline;

•	demand for our products and services may decline; and

•	collateral for loans may decline in value below the principal amount owed by the borrower.
We have a high level of loans secured by real estate collateral. A further downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2013, approximately 77% of our loan portfolio consisted of loans secured by various types of real estate. There was a general slowdown in the economy and declines in value in the commercial real estate market in Southern California, along with high levels of unemployment. Renewed deterioration in the real estate market generally and in commercial real estate values in particular, along with high levels of unemployment, may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
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
Changes in interest rates affect our profitability. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. In general, the wider the spread, the more net interest income we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can greatly affect our income. In addition, interest rate fluctuations can affect how much money we may be able to lend. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

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
Environmental laws may force us to pay for environmental problems. The cost of cleaning up or paying damages and penalties associated with environmental problems may increase our operating expenses. When a borrower defaults on a loan secured by real property, we often purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We also lease premises where our branches and other facilities are located, all where environmental problems may exist. Although we have lending, foreclosure and facilities guidelines that are intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, lease, manage or occupy. We may face the risk that environmental laws may force us to clean up the properties at our expense. The cost of cleaning up a property may exceed the value of the property. We may also be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default. We may find it difficult or impossible to sell contaminated properties.
We are exposed to the risks of natural disasters. A significant portion of our operations is concentrated in Southern California, which is an earthquake-prone region. A major earthquake may result in material loss to us. A significant percentage of our loans are and will be secured by real estate. Many of our borrowers may suffer uninsured property damage, experience interruption of their businesses or lose their jobs after an earthquake. Those borrowers might not be able to repay their loans, and the collateral for such loans may decline significantly in value. Unlike a bank with operations that are more geographically diversified, we are vulnerable to greater losses if an earthquake, fire, flood, mudslide or other natural catastrophe occurs in Southern California.
An increase in nonperforming assets would reduce our income and increase our expenses. If the level of nonperforming assets increases in the future, it may adversely affect our operating results and financial condition. Nonperforming assets are mainly loans on which the borrowers are not making their required payments. Nonperforming assets also include loans that have been restructured to permit the borrower to make payments and real estate that has been acquired through foreclosure or deed in lieu of foreclosure of unpaid loans. To the extent that assets are nonperforming, we have less earning assets generating interest income and an increase in credit related expenses, including provisions for loan losses.
We may experience adverse effects from acquisitions. We have acquired other banking companies and bank offices in the past and consider additional acquisitions as opportunities arise. If we do not adequately address the financial and operational risks associated with acquisitions of other companies, we may incur material unexpected costs and disruption of our business. Future acquisitions may increase the degree of such risks.
Risks involved in acquisitions of other companies include:

•	the risk of failure to adequately evaluate the asset quality of the acquired company;

•	difficulty in assimilating the operations, technology and personnel of the acquired company;

•	diversion of management’s attention from other important business activities;

•	difficulty in maintaining good relations with the loan and deposit customers of the acquired company;

•	inability to maintain uniform standards, controls, procedures and policies;

•	potentially dilutive issuances of equity securities or the incurrence of debt and contingent liabilities; and

•	amortization of expenses related to acquired intangible assets that have finite lives.
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
Increases in the level of our problem assets, occurrence of operating losses or a failure to comply with requirements of the agencies which regulate us may result in regulatory actions against us which may materially and adversely affect our business and the market price of our common stock. The DBO, the FDIC and the FRB each have authority to take actions to require that we comply with applicable regulatory capital requirements, cease engaging in what they perceive to be unsafe or unsound practices or make other changes in our business. Among others, the corrective measures that such regulatory authorities may take include requiring us to enter into informal or formal agreements regarding our operations, the issuance of cease and desist orders to refrain from engaging in unsafe and unsound practices, removal of officers and directors and the assessment of civil monetary penalties. See “Item 1. Business – Supervision and Regulation” for a further description of such regulatory powers.

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
As we expand outside our California markets, we may encounter additional risks that may adversely affect us. Currently, the majority of our offices are located in California, but we also have offices in the New York City, Chicago and Seattle metropolitan areas, New Jersey and Virgina. Over time, we may seek to establish offices to serve Korean-American communities in other parts of the United States as well. In the course of these expansion activities, we may encounter significant risks, including unfamiliarity with the characteristics and business dynamics of new markets, increased marketing and administrative expenses and operational difficulties arising from our efforts to attract business in new markets, manage operations in noncontiguous geographic markets, comply with local laws and regulations and effectively and consistently manage our non-California personnel and business. If we are unable to manage these risks, our operations may be materially and adversely affected.
Adverse conditions in South Korea may adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions there. If economic conditions in South Korea deteriorate, we may, among other things, be exposed to economic and transfer risk, and may experience an outflow of deposits by our customers with connections to South Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may materially and adversely impact the recoverability of investments in or loans made to such entities. Adverse economic conditions in South Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.
Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans. In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. If the appraisal does not accurately reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property and as a result, we may suffer losses.
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

The governmental supervision and regulations to which we are subject, which are intended primarily for the protection of depositors rather than our stockholders, may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. BBCN Bank is subject to regulation and examination by the DBO and the FDIC and BBCN Bancorp is subject to the rules and regulations of the FRB. In addition to governmental supervision and regulation, BBCN Bank and BBCN Bancorp are subject to changes in other federal and state laws, including changes in tax laws, which may materially affect the banking industry. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or force the bank into receivership.
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations. The Dodd-Frank Act includes, among other things: (i) the creation of a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; (ii) the creation of a Consumer Financial Protection Bureau authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iii) the establishment of new capital and prudential standards for banks and bank holding companies, including the elimination, with exceptions for banking organizations having assets of less than $10 billion, of the ability to treat trust preferred securities as Tier 1 capital; (iv) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (v) the elimination of proprietary trading and private equity investment activities by banks; (vi) the elimination of barriers to de novo interstate branching by banks; (vii) permanent establishment of the previously implemented temporary increase of FDIC deposit insurance to $250,000 per insured account; (viii) the authorization of interest bearing transaction accounts and (ix) changes in the calculation of FDIC deposit insurance assessments and an increase in the minimum designated reserve ratio for the DIF.
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

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock. We periodically evaluate opportunities to access capital markets, taking into account our financial condition, regulatory capital ratios, business strategies, anticipated asset growth and other relevant considerations. It is possible that future acquisitions, organic growth or changes in regulatory capital requirements could require us to increase the amount or change the composition of our current capital, including our common equity. For all of these reasons and others, and always subject to market conditions, we may issue additional shares of common stock or other capital securities in public or private transactions.
The issuance of additional common stock or securities convertible into or exchangeable for our common stock or that represent the right to receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Holders of our common stock have no preemptive or other rights that would entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in dilution of the ownership interests of our stockholders.
We had suspended declaration and payment of dividends on our common stock. Our ability to declare and pay dividends in the future, as well as the ability of the Bank to make dividend payments to us, will be subject to regulatory, statutory and other restrictions. In March, 2009, we announced the suspension of our prior policy of paying quarterly dividends in order to preserve capital and to provide us with increased flexibility to invest in our business. Until November 2011, we were also subject to special regulatory limitations on the payment of dividends under resolutions adopted by the boards of directors of Nara Bancorp and Nara Bank after consultation with the California Department of Financial Institutions (the "DFI"), the DBO's predecessor agency, and the FRB. Our board of directors reinstated our quarterly dividend beginning in the fourth quarter of 2012. There can be no assurance, however, that we will continue payment of regular cash dividends. Our ability to pay dividends at that time will be subject to statutory and other limitations applicable to us or to the Bank.
Our results of operations or financial condition could be adversely affected as a result of future impairment of our intangible assets. At December 31, 2013, we had $105.4 million of goodwill. Future acquisitions could result in increases in the amount of our goodwill or other intangible assets. We assess the carrying value of intangible assets, including goodwill, at least annually in order to determine whether such assets are impaired. We make a qualitative assessment of whether it is more likely than not that the fair value of goodwill or other intangible assets is less than its carrying amount.
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
Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. As of December 31, 2013, we operated full-service branches at 46 leased operations and 3 owned facilities operations, and we operated Loan Production Offices at 6 leased operations. Expiration dates of our leases range from April 2014 to November 2027. We believe our present facilities are adequate for our current needs.
As of December 31, 2013, premises and equipment, net of accumulated depreciation and amortization, totaled $30.9 million. Total occupancy expense, including furniture and equipment expense for the year ended December 31, 2013, was $21.3 million. Total lease expense for the year ended December 31, 2013 was $10.5 million.

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

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2013	$16.91	$13.54	$0.075
September 30, 2013	$16.00	$13.05	$0.075
June 30, 2013	$14.32	$12.25	$0.05
March 31, 2013	$13.90	$11.67	$0.05
December 31, 2012	$12.89	$10.62	$0.05
September 30, 2012	$13.21	$10.62	$—
June 30, 2012	$11.55	$9.98	$—
March 31, 2012	$11.59	$9.26	$—

The closing price for our common stock on the NASDAQ Global Select Market on February 24, 2014 was $16.65 per share.
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
The applicable statutory and regulatory limitations on the declaration and payment of dividends are further described in “Item 1. Business – Supervision and Regulation – Restrictions on Dividends and Other Capital Distributions.”

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	420,594	$19.14	2,716,054
Equity compensation plans not approved by security holders	—	—	—
Total	420,594	$19.14	2,716,054

Stock Performance Graph
The following graph compares the yearly percentage change in the cumulative total shareholder return (stock price appreciation plus reinvested dividends) on the common stock of the Company with (i) the cumulative total return of the NASDAQ Composite Index, (ii) the cumulative total return of the S&P Small Cap 600 Index, (iii) a published index comprised of banks and thrifts selected by SNL Financial LLC , and (iv) the cumulative total return of the S&P 500 Index. The graph assumes an initial investment of $100 and reinvestment of dividends. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.
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
COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG BBCN BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,
SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2013

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
BBCN Bancorp, Inc.	100.00	115.36	100.25	96.13	118.19	172.59
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
S&P 600 Index	100.00	125.56	158.61	160.21	186.37	263.36
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data of the Company as of and for each of the years in the five-year period ended December 31, 2013. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$283,073	$267,885	$161,895	$150,436	$158,045
Interest expense	30,018	29,647	32,077	42,052	65,699
Net interest income	253,055	238,238	129,818	108,384	92,346
Provision for loan losses	20,000	19,104	27,939	84,630	61,023
Net interest income after provision for loan losses	233,055	219,134	101,879	23,754	31,323
Noninterest income	42,713	39,390	23,130	24,481	18,468
Noninterest expense	141,614	120,891	82,234	63,374	61,713
Income before income tax provision (benefit)	134,154	137,633	42,775	(15,139)	(11,922)
Income tax provision (benefit)	52,399	54,410	15,660	(7,900)	(6,199)
Net income (loss)	$81,755	$83,223	$27,115	$(7,239)	$(5,723)
Dividends and discount accretion on preferred stock	—	(5,640)	(4,568)	(4,291)	(4,276)
Net income (loss) available to common stockholders	$81,755	$77,583	$22,547	$(11,530)	$(9,999)
Per Common Share Data:
Earnings (loss)—basic	$1.03	$0.99	$0.53	$(0.30)	$(0.35)
Earnings (loss)—diluted	$1.03	$0.99	$0.53	$(0.30)	$(0.35)
Book value (period end, excluding preferred stock and warrants)	$10.18	$9.62	$8.64	$7.69	$7.99
Cash dividends declared per common share	$0.25	$0.05	$—	$—	$—
Number of common shares outstanding (period end)	79,441,525	78,041,511	77,984,252	37,983,027	37,824,007
Balance Sheet Data—At Period End:
Assets	$6,473,004	$5,640,661	$5,166,604	$2,963,296	$3,227,957
Securities available for sale and held to maturity	$705,751	$704,403	$740,920	$528,262	$782,690
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$5,074,176	$4,296,252	$3,738,826	$2,147,745	$2,221,433
Deposits	$5,148,057	$4,384,035	$3,940,892	$2,176,114	$2,434,190
FHLB advances	$421,352	$420,722	$344,402	$350,000	$350,000
Subordinated debentures	$57,410	$41,846	$52,102	$39,268	$39,268
Stockholders’ equity	$809,374	$751,104	$795,939	$358,563	$367,975
Average Balance Sheet Data:
Assets	$6,042,674	$5,228,557	$3,168,124	$3,007,294	$3,038,969
Securities available for sale	$703,812	$694,719	$520,460	$516,460	$619,594
Gross loans, including loans held for sale	$4,692,089	$3,974,626	$2,352,253	$2,173,840	$2,124,615
Deposits	$4,739,261	$3,989,401	$2,360,786	$2,213,940	$2,291,346
Stockholders’ equity	$788,570	$775,718	$414,768	$364,159	$304,770
Selected Performance Ratios:
Return on average assets(1)	1.35%	1.59%	0.86%	(0.24)%	(0.19)%
Return on average stockholders’ equity(2)	10.37%	10.73%	6.54%	(1.99)%	(1.88)%
Average stockholders’ equity to average assets	13.05%	14.84%	13.09%	12.11%	10.03%
Dividend payout ratio (dividends per share/earnings per share)	24.27%	5.05%	0.00%	0.00%	0.00%
Net interest spread(3)	4.23%	4.59%	3.92%	3.35%	2.64%
Net interest margin(4)	4.46%	4.88%	4.29%	3.75%	3.15%
Yield on interest earning assets(5)	4.99%	5.48%	5.35%	5.21%	5.39%
Cost of interest bearing liabilities(6)	0.76%	0.89%	1.43%	1.86%	2.75%
Efficiency ratio(7)	47.88%	43.54%	53.77%	47.70%	55.69%

	For The Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Regulatory Capital Ratios:
Bancorp: Leverage	11.97%	12.76%	19.81%	12.61%	12.36%
Tier 1 risk-based	13.66%	14.91%	18.15%	16.42%	16.73%
Total risk-based	14.90%	16.16%	19.41%	17.69%	17.99%
Bank: Leverage	11.79%	12.38%	18.13%	12.27%	11.77%
Tier I risk-based	13.46%	14.47%	16.62%	16.00%	16.02%
Total risk-based	14.70%	15.73%	17.88%	17.27%	17.29%
Asset Quality Data:
Nonaccrual loans	$39,154	$29,653	$32,291	$43,803	$51,674
Loans 90 days or more past due and still accruing (8)	5	—	6	—	—
Restructured loans (accruing)	33,903	29,849	18,776	35,103	64,341
Total nonperforming loans	73,062	59,502	51,073	78,906	116,015
Other real estate owned	24,288	2,698	7,624	1,581	2,044
Total nonperforming assets	$97,350	$62,200	$58,697	$80,487	$118,059
Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.77%	0.69%	0.86%	2.04%	2.33%
Nonperforming loans to loans receivable	1.44%	1.38%	1.37%	3.67%	5.22%
Nonperforming assets to total assets	1.50%	1.10%	1.14%	2.72%	3.66%
Nonperforming assets to loans receivable and OREO	1.91%	1.45%	1.57%	3.74%	5.31%
Allowance for loan losses to loans receivable	1.33%	1.56%	1.66%	2.90%	2.68%
Allowance for loan losses to nonaccrual loans	171.94%	225.75%	191.86%	142.27%	115.00%
Allowance for loan losses to nonperforming loans	92.14%	112.50%	121.30%	78.98%	51.22%
Allowance for loan losses to nonperforming assets	69.15%	107.62%	105.55%	77.43%	50.33%
Net charge-offs to average gross loans	0.42%	0.36%	1.20%	3.76%	2.12%

(1)	Net income (loss) divided by the average assets

(2)	Net income (loss) divided by the average stockholders’ equity

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities

(4)	Net interest income expressed as a percentage of average interest earning assets

(5)	Interest income divided by the average interest earning assets

(6)	Interest expense divided by the average interest bearing liabilities

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income

(8)	Excludes acquired credit impaired loans totaling $43.8 million, $17.7 million, $23.9 million, $0 and $0 as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank, formerly named Nara Bank, opened for business in June 1989 under the name United Citizens National Bank as a national banking association, was renamed Nara Bank, National Association in January 1994 and, in January 2005, became Nara Bank upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, Nara Bancorp, Inc. merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrently with the merger, Nara Bancorp changed its name to BBCN Bancorp, Inc. At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to BBCN Bank.
We offer a full range of commercial banking and consumer deposit products through BBCN Bank. We now have 49 banking offices in California, the New York City, Chicago and Seattle metropolitan areas, New Jersey and Virginia. We have six loan production offices located in the Atlanta, Dallas, Seattle, Northern California and Denver markets, and Virginia. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance and SBA loans. We have discontinued origination of consumer loans, but continue to service such loans in our portfolio. Effective December 1, 2011, upon the merger with Center, we resumed originating direct auto loans and started issuing credit cards.
Our results are affected by economic conditions in our markets and in South Korea. A decline in economic and business conditions in our market areas and in South Korea may have a material impact on the quality of our loan portfolio or the demand for our products and services, which in turn may have a material adverse effect on our results of operations.
Our principal business involves earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Our operating income and net income are derived primarily from the difference between interest income received from interest earning assets and interest expense paid on interest bearing liabilities and, to a lesser extent, from fees received in connection with servicing loan and deposit accounts and income from the sale of SBA loans. Our major expenses are the interest we pay on deposits and borrowings, provisions for loan losses and general operating expenses, which primarily consist of salaries and employee benefits and occupancy costs. Interest rates are highly sensitive to many factors that are beyond our control, such as changes in the national economy and in the related monetary policies of the Board of Governors of the Federal Reserve System, inflation, unemployment, consumer spending and political events. We cannot predict the impact that these factors and future changes in domestic and foreign economic and political conditions might have on our performance.
Recent Mergers and Acquisitions
Through the merger with Center Financial, we acquired Center Bank's 21 full-service branch offices, 18 of which were located in California, as well as two loan production offices in Seattle and Denver. Under the terms of the merger agreement, Center Financial shareholders received 0.7805 shares of Company common stock in exchange for each share of common stock of Center Financial, resulting in our issuance of approximately 31.2 million shares of Company common stock, with a merger date fair value of $292 million.
On February 15, 2013, we completed the acquisition of Pacific International Bancorp, Inc. ("PIB"), the holding company of Pacific International Bank, a Washington state-chartered bank. Through the acquisition, we acquired PIB's four full-service branch offices in the Seattle metropolitan area. Under the terms of the acquisition agreement, PIB stockholders were entitled to receive 0.14121 shares of BBCN common stock for each share of PIB common stock that they owned as of the close of business February 15, 2013.
On August 13, 2013, we completed the acquisition of Foster Bankshares, Inc. ("Foster"), the holding company of Foster Bank. Through the acquisition, we acquired Foster's nine full-service branch offices, eight of which are located in Illinois and one in Virginia. Under the terms of the acquisition agreement, Foster shareholders can elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. The Company recorded a liability for 4,475 shares of Foster common stock which were unredeemed as of December 31, 2013.

Each acquisition was accounted for as acquisition in accordance with the acquisition method of accounting as detailed in Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree based on their fair values as of the date of acquisition. This process is heavily reliant on measuring and estimating the fair values of all the assets and liabilities of the acquired entities. To the extent we did not have the requisite expertise to determine the fair values of the assets acquired and liabilities assumed, we engaged third party valuation specialists to assist us in determining such values.
Critical Accounting Policies
Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and general practices within the banking industry. The financial information contained within these statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. All of our significant accounting policies are described in Note 1 of our Consolidated Financial Statements presented elsewhere herein and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
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
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors' reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external brokers or independent external pricing service providers for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2013 or 2012.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than-temporarily impaired as of December 31, 2013. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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

Acquired Loans
Loans that we acquired were recorded at fair value with no carryover of the related allowance for loan losses. We considered all classified and criticized loans as credit impaired loans ("Acquired Credit Impaired Loans" or "ACILs") under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, resulting from our acquisitions. Pass graded loans from the acquisitions ("Acquired Performing Loans" or "APLs") were not accounted for under ASC 310-30. The APLs were placed in pools with similar risk characteristics and were recorded at fair value as of acquisition dates. We periodically reassess the net realizable value of each loan pool and record interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.
Acquired Credit Impaired Loans
In accordance with ASC 310-30, ACILs were aggregated into pools based on individually evaluated common risk characteristics and expected cash flows were estimated on a pool basis. Each pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. A loan will be removed from a pool of loans at its carrying value only if the loan is sold or foreclosed, assets are received in satisfaction of the loan or the loan is written off.
The cash flows expected to be received over the life of the pools were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speeds assumptions are periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pool's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield are disclosed quarterly.
The excess of the contractual balances due over the cash flows expected to be collected is considered to be nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of their acquisition date. Subsequent to their acquisition date, any increases in expected cash flows over those expected at the acquisition date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at their acquisition date are recognized by recording a provision for loan losses.
ACILs that met the criteria for nonaccrual of interest prior to the acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to collect the new carrying value of the loans in full. As such, we no longer consider the loan to be nonaccrual or nonperforming and accrue interest on these loans, including the impact of any accretable discount. We have determined that we can reasonably estimate future cash flows on any such acquired loans that are past due 90 days or more and on which we are accruing interest and we expect to fully collect the carrying value of the loans.
FDIC Loss Share Receivable
In conjunction with the FDIC-assisted acquisition of Innovative Bank by Center Financial in 2010, Center Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of merger with Center Financial, consistent with Center Financial's accounting treatment, we elected to account for amounts receivable under the loss sharing agreement with the FDIC as a FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss sharing agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into other income over the life of the FDIC loss share receivable.
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
Goodwill
We test goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2013.
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
Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years). As a result of the acquisition on February 14, 2013 of PIB and on August 12, 2013 of Foster, both PIB and Foster underwent a greater than 50% ownership change. Except for the limitation on PIB’s net operating loss carryforward, there is expected to be no limitation on the use of either PIB’s or Foster’s tax attributes because neither company has a net unrealized built in loss. PIB is expected to fully utilized the net operating loss carryforward before it expires with the application of the annual limitation. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock for their own account, could trigger future Section 382 limitations on the Company's use of tax attributes.
Results of Operations
General
Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from the loans we extend to our customers and investments, and interest expense is generated from interest bearing deposits our customers have with us and borrowings that we may have, such as FHLB advances and subordinated debentures. Our ability to generate profitable levels of net interest income is largely dependent on our ability to manage the levels of interest earning assets and interest bearing liabilities, and the rates received or paid on them, as well as our ability to maintain sound asset quality and appropriate levels of capital and liquidity. As mentioned above, interest income and interest expense may fluctuate based on factors beyond our control, such as economic or political conditions.
We attempt to minimize the effect of interest rate fluctuations on net interest margin by monitoring our interest sensitive assets and our interest sensitive liabilities. Net interest income can be affected by a change in the composition of assets and liabilities, such as replacing higher yielding loans with a like amount of lower yielding investment securities. Changes in the level of nonaccrual loans and changes in volume and interest rates can also affect net interest income. Volume changes are caused by differences in the level of interest earning assets and interest bearing liabilities. Interest rate changes result from differences in yields earned on assets and rates paid on liabilities.
The other significant source of our income is noninterest income, including service charges and fees on deposit accounts, loan servicing fees, fees from trade finance activities and the issuance of letters of credit and net gains on sale of loans that were held for sale and investment securities available for sale. Our noninterest income can be reduced by net losses on sales of other real estate owned and charges for other than temporary impairment on investment securities.

In addition to interest expense, our income is impacted by provisions for loan losses and noninterest expenses, primarily salaries and benefits and occupancy expense.
Impact of Acquisitions
The comparability of our operating results is affected by acquisitions. We completed the following acquisitions during the three years ended December 31, 2013: Center Bank ($2.25 billion in assets), which was acquired in November 2011; Pacific International Bancorp ($183.6 million in assets), which was acquired in February 2013; Foster Bancshares ($350.0 million in assets), which was acquired in August 2013; These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
Net Income Available to Common Stockholders
Our net income available to common stockholders was $81.8 million for 2013 compared to $77.6 million for 2012 and $22.5 million for 2011. Our earnings per common share based on fully diluted shares were $1.03, $0.99 and $0.53 for 2013, 2012 and 2011, respectively. The return on average assets was 1.35%, 1.59% and 0.86% and the return on average stockholders’ equity was 10.37%, 10.73% and 6.54% for 2013, 2012 and 2011, respectively.
The increase in net income available to common stockholders for 2013 compared to 2012 was primarily due to increases in net interest income and noninterest income and a decrease in dividends and discount accretion on preferred stock which were partially offset by an increase in noninterest expense. The increase in net income available to common stockholders for 2012 compared to 2011 was primarily due to an increase in net interest income, a decrease in the provision for loan losses and an increase in net interest income which were partially offset by increases in noninterest expense and the income tax provision.
Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2013	Amount	%	2012	Amount	%	2011
Interest income	$283,073	$15,188	6%	$267,885	$105,990	65%	$161,895
Interest expense	30,018	371	1%	29,647	(2,430)	(8)%	32,077
Net interest income	253,055	14,817	6%	238,238	108,420	84%	129,818
Provision for loan losses	20,000	896	5%	19,104	(8,835)	(32)%	27,939
Noninterest income	42,713	3,323	8%	39,390	16,260	70%	23,130
Noninterest expense	141,614	20,723	17%	120,891	38,657	47%	82,234
Income before income tax provision	134,154	(3,479)	(3)%	137,633	94,858	222%	42,775
Income tax provision	52,399	(2,011)	(4)%	54,410	38,750	247%	15,660
Net income	81,755	(1,468)	(2)%	83,223	56,108	2	27,115
Dividends and discount accretion on preferred stock	—	5,640	(100)%	(5,640)	(1,072)	—	(4,568)
Net income available to common shareholders	$81,755	$4,172	5%	$77,583	$55,036	244%	$22,547

Net Interest Margin and Net Interest Rate Spread
We analyze our earnings performance using, among other measures, the net interest spread and net interest margin. The net interest spread represents the difference between the weighted average yield earned on interest earning assets and average rate paid on interest bearing liabilities. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, as well as the ratio of the amounts of interest earning assets to interest bearing liabilities.
Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB. The table below presents the weighted average yield on each category of interest earning assets, the average rate paid on each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2013.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)(3)	$4,692,089	$266,684	5.68%	$3,974,626	$250,583	6.30%	$2,352,253	$145,554	6.19%
Securities(3)	703,812	14,726	2.09%	694,719	16,480	2.37%	520,460	15,501	2.98%
Other investments	276,109	1,663	0.59%	205,743	744	0.36%	148,339	812	0.55%
Federal funds sold	—	—	NA	11,342	78	0.68%	3,469	28	0.81%
Total interest earning assets	5,672,010	283,073	4.99%	4,886,430	267,885	5.48%	3,024,521	161,895	5.35%
Noninterest earning assets:
Cash and due from banks	94,914			74,605			48,632
Premises and equipment, net	26,140			21,894			11,036
Accrued interest receivable	12,455			12,029			9,381
Intangible assets	107,944			93,564			11,207
Other assets	129,211			140,035			63,347
Total noninterest earning assets	370,664			342,127			143,603
Total assets	$6,042,674			$5,228,557			$3,168,124
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,289,082	7,818	0.61%	$1,191,548	7,566	0.63%	$751,783	6,322	0.84%
Savings	200,735	2,800	1.39%	187,301	3,364	1.80%	130,568	2,945	2.26%
Time certificates	1,988,848	12,703	0.64%	1,543,550	10,425	0.68%	1,002,780	10,978	1.09%
FHLB advances	421,729	4,899	1.16%	374,938	6,229	1.66%	314,216	9,774	3.11%
Other borrowings	47,678	1,798	3.72%	44,535	2,064	4.56%	44,971	2,058	4.58%
Total interest bearing liabilities	3,948,072	30,018	0.76%	3,341,872	29,648	0.89%	2,244,318	32,077	1.43%
Noninterest bearing liabilities and equity
Demand deposits	1,260,596			1,072,631			475,655
Other liabilities	45,436			38,336			33,383
Stockholders’ equity	788,570			775,718			414,768
Total liabilities and stockholders’ equity	$6,042,674			$5,228,557			$3,168,124
NET INTEREST INCOME AND YIELD:
Net interest income		$253,055			$238,237			$129,818
Net interest margin			4.46%			4.88%			4.29%
Net interest margin, excluding nonaccrual interest			4.47%			4.90%			4.31%
Net interest margin, excluding nonaccrual interest and loan prepayment fee income			4.44%			4.88%			4.29%
Net interest spread(4)			4.23%			4.59%			3.92%
Net interest spread(5)			4.41%			4.81%			4.30%
Cost of funds(6)			0.58%			0.67%			1.18%

(1) Interest income on loans includes accretion of net deferred loan origination fees and costs, prepayment fees received on loan pay-offs and accretion of discounts on acquired loans. See the table below for detail. The average balance of loans is net of deferred loan origination fees and costs.

Year ended December 31,	Net Loan Origination Fees	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(In thousands)
2013	$1,263	$1,485	$(274)	$27,462
2012	2,171	746	(998)	23,253
2011	2,173	487	(368)	2,429

(2) Average balances of loans are net of deferred loan origination fees and costs and include nonaccrual loans and loans held for sale.
(3) Interest income and yields are not presented on a tax-equivalent basis.
(4) Interest on interest earning assets minus interest on interest bearing liabilities
(5) Interest on interest earning assets minus interest on interest bearing liabilities and noninterest bearing deposits
(6) Interest on interest bearing liabilities and noninterest bearing deposits

	Year Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$16,101	$(26,143)	$42,244	$105,029	$2,644	$102,385
Interest on other investments	919	594	325	(68)	(334)	266
Interest on securities	(1,754)	(1,945)	191	979	(3,570)	4,549
Interest on federal funds sold	(78)	0	(78)	50	(5)	55
TOTAL INTEREST INCOME	$15,188	$(27,494)	$42,682	$105,990	$(1,265)	$107,255
INTEREST EXPENSE:
Interest on demand deposits	$253	$(280)	$533	$1,243	$(1,855)	$3,098
Interest on savings	(564)	(802)	238	419	(689)	1,108
Interest on time certificates of deposit	2,278	(639)	2,917	(553)	(5,082)	4,529
Interest on FHLB advances	(4,431)	(4,255)	(176)	(3,545)	(5,208)	1,663
Interest on other borrowings	2,835	1,838	997	6	21	(15)
TOTAL INTEREST EXPENSE	$371	$(4,138)	$4,509	$(2,430)	$(12,813)	$10,383
NET INTEREST INCOME	$14,817	$(23,356)	$38,173	$108,420	$11,548	$96,872

Net Interest Income and Net Interest Margin
Net interest income was $253.1 million for 2013, compared to $238.2 million for 2012 and $129.8 million for 2011. The net interest margin was 4.46% for 2013 compared to 4.88% for 2012 and 4.29% for 2011. Interest income reversed for nonaccrual loans, net of income recognized, was $274 thousand for 2013, compared to $998 thousand for 2012 and $368 million for 2011. Excluding this effect, the net interest margin for 2013, 2012 and 2011 was 4.47%, 4.90% and 4.31%, respectively.
Comparison of 2013 with 2012
Net interest income increased $14.8 million, or 6%, during 2013. The increase resulted from an increase in interest earning assets, net of interest bearing liabilities, which was partially offset by a decrease in the net interest margin. The growth in interest earning assets, net of interest bearing liabilities, was primarily due to the acquisitions of PIB and Foster.

Comparison of 2012 with 2011
Net interest income increased $108.4 million, or 84%, during 2012. The increase in net interest income was primarily attributable to an improvement in the net interest margin and a full year of net interest income following the merger with Center. Net interest income for the year ended December 31, 2012, also included $23.3 million of loan interest income resulting from the accretion of discounts on acquired loans, a $20.8 million increase over the $2.4 million recognized for 2011. The cost of deposits decreased during 2012 due to the decrease in the rates paid on certificates of deposit upon renewal as well as a favorable shift in the mix of deposits.
Interest Income
Interest income was $283.1 million for 2013, compared to $267.9 million for 2012 and $161.9 million for 2011. The yield on average interest earning assets was 4.99% for 2013, compared to 5.48% for 2012 and 5.35% for 2011.
Comparison of 2013 with 2012
The increase in interest income of $15.2 million, or 6%, for 2013 compared to 2012 was primarily due to the increase in average interest earning assets as a result of the net growth in loans receivable. The average balances of gross loans increased by $717.5 million during the year, resulting in an increase in interest income of $42.2 million. In addition, the increase in interest income for the year ended December 31, 2013 was attributable to $27.5 million of loan interest income resulting from the accretion of discounts on acquired loans, a $4.2 million increase over the $23.3 million recognized in 2012. This increase was offset by a $27.7 million decrease due to a decreasing interest rate environment along with higher customer demand for fixed rate loans.
Comparison of 2012 with 2011
The increase in interest income of $106.0 million, or 65%, for 2012 compared to 2011 was primarily due to the increase in in average interest earning assets as a result of the net growth in loans receivable. The weighted average yield on investment securities for 2012 decreased due to $184 million in available for sale securities purchased during 2012, yielding 1.98% compared to $236 million in available-for-sale securities purchased during 2011, yielding 2.57%, and $293 million in available for sale securities acquired from the merger with Center, yielding 1.86%.
Interest Expense
Deposits
Interest expense on deposits was $23.3 million for 2013 compared to $21.4 million for 2012 and $20.2 million for 2011. The average cost of deposits was 0.49% for 2013, compared to 0.54% for 2012 and 0.86% for 2011. The average cost of interest bearing deposits was 0.67%, compared to 0.73% for 2012 and 1.07% for 2011.

Comparison of 2013 with 2012
The increase in interest expense on total deposits of $2.0 million, or 9%, for 2013, compared to 2012 was due to an increase in interest bearing deposits partially offset by a decrease in the average cost of the deposits. The increase in interest bearing deposits was due to the PIB and Foster acquisitions and and an increase in wholesale deposits. Noninterest bearing deposits accounted for 27.2% of total deposits at December 31, 2013, compared to 27.0% at December 31, 2012.
Comparison of 2012 with 2011
The increase in interest expense on total deposits of $1.1 million, or 5%, for 2012 compared to 2011 was due to the higher level of interest bearing deposits following the Center acquisition, a steady increase in interest bearing deposits from the addition of wholesale deposits, and a shift in the mix of deposits to time deposits. Noninterest bearing deposits accounted for 27% of total deposits at December 31, 2012, compared to 25% at December 31, 2011.
Borrowings
Borrowings include borrowings from the FHLB, the FRB, federal funds purchased and subordinated debentures. As part of our asset-liability management, we utilize FHLB advances to supplement our deposit source of funds. Therefore, there may be fluctuations in these balances depending on the short-term liquidity and longer-term financing needs of the Bank.
Average FHLB advances were $421.7 million in 2013, compared to $374.9 million in 2012 and $314.2 million in 2011. Interest expense on FHLB advances was $4.9 million for 2013, compared to $6.2 million for 2012 and $9.8 million for 2011. The average cost of FHLB advances was 1.16% for 2013, compared to 1.66% for 2012 and 3.11% for 2011. The decrease in the average cost of FHLB advances in 2013 was primarily due to the replacement of maturing borrowings with lower rate advances.

The average cost of other borrowings, including subordinated debentures and secured borrowings, was 3.72% for 2013, compared to 4.56% for 2012 and 4.58% for 2011. The decrease in the average cost of other borrowings decreased 84 basis points in 2013 compared to 2012 was due to the June 2012 redemption of a $10.4 million subordinated debenture with a fixed rate of 10.18% and a decrease in the average 3-month LIBOR, to which all of our remaining issues of subordinated debentures are tied. The two basis points decrease in the average cost of other borrowings in 2012 compared to 2011 was due to the aforementioned June 2012 redemption of a fixed rate subordinated debenture partially offset by a 7 basis point increase in the average 3-month LIBOR, to which all our other issues of subordinated debentures are tied. For 2013, the 3-month LIBOR average was 0.27%, compared to 0.43% and 0.34% for 2012 and 2011, respectively.
Provision for Loan Losses
The provision for loan losses reflects our judgment of the current period cost associated with credit risk inherent in our loan portfolio. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessments by management, third parties’ and regulators’ examination of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in our judgment, is adequate to absorb probable incurred losses inherent in our loan portfolio. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary in material respects from current estimates. If the allowance for loan losses is inadequate, we may be required to record additional loan loss provision, which may have a material adverse effect on our business and our financial condition.
Comparison of 2013 with 2012
The provision for loan losses was $20.0 million for 2013, an increase of $0.9 million, or 5%, from $19.1 million for 2012. The provision for loan losses for 2013 reflects growth in the loan portfolio and an increase in net charge offs, which increased to $19.6 million for 2013, compared to $14.1 million for 2012.
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
Noninterest Income
Noninterest income was $42.7 million for 2013, compared to $39.4 million for 2012 and $23.1 million for 2011.
Comparison of 2013 with 2012
The increase in noninterest income for 2013 over 2012 primarily reflected increases in net gains on sales of SBA loans and service charges on deposit accounts. These increases were offset by a decrease in net gains on sales of securities available for sale.
Net gains on sales of SBA loans increased by $3.3 million, or 41%, to $11.5 million in 2013 from $8.2 million in 2012 primarily due to an increase in the volume of SBA loans sold.
Service charges on deposit accounts increased $0.4 million, or 3%, to $12.8 million in 2013 from $12.5 million in 2012 primarily due to increases of $163 thousand in non-sufficient funds charges and $249 thousand of monthly service and customer analysis charges due to an increased volume of deposit accounts from the acquisitions.
Net gains on sales of securities available for sale decreased as we recorded net gains of $54 thousand compared to $895 thousand during the prior year.
Comparison of 2012 with 2011
The increase in noninterest income for 2012 over 2011 primarily reflected increases in service charges on deposit accounts, loan servicing fees, and other income and fees.
Service charges on deposit accounts increased $6.1 million, or 96%, to $12.5 million in 2012 from $6.4 million in 2011 primarily due to increases of $3.3 million in non-sufficient funds charges and $2.4 million in service charges on business analysis checking accounts which reflected a full twelve months of the combined operations of Nara and Center during 2012 compared to only one month of combined operations during 2011.

Loan servicing fees increased $2.6 million, or 168%, to $4.1 million in 2012 from $1.5 million in 2011. Loan servicing fees are comprised mainly of servicing fee income on SBA loans which increased by $3.2 million in 2012 due to the merger and sales of SBA loans.
Other income and fees, which includes losses on sales of fixed assets, earnings on bank owned life insurance, and other miscellaneous fee income increased $3.2 million, or 138%, to $5.5 million in 2012 from $2.3 million in 2011. The increase was primarily due to an increase in Debit Card Pass Rebate of $734 thousand and an increase of $571 thousand on earnings on bank owned life insurance. The remaining increase was from minor fluctuations in other miscellaneous income and fee accounts.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2013	Amount	%	2012	Amount	%	2011
Noninterest Income:
Service charges on deposit accounts	$12,838	$372	3%	$12,466	$6,096	96%	$6,370
International service fees	4,916	(122)	(2)%	5,038	2,413	92%	2,625
Loan servicing fees, net	3,955	(157)	(4)%	4,112	2,579	168%	1,533
Wire transfer fees	3,579	329	10%	3,250	1,695	109%	1,555
Other income and fees	5,896	437	8%	5,459	3,167	138%	2,292
Net gains on sales of SBA loans	11,515	3,335	41%	8,180	826	11%	7,354
Net gains on sales of other loans	62	(90)	(59)%	152	119	361%	33
Net gains on sales and calls of securities available for sale	54	(895)	(94)%	949	(340)	(26)%	1,289
Net gains (losses) on sales of OREO	(102)	149	(59)%	(251)	(444)	(230)%	193
Net valuation gains (losses) on interest rate swaps	—	(35)	(100)%	35	149	(131)%	(114)
Total noninterest income	$42,713	$3,323	8%	$39,390	$16,260	70%	$23,130

Noninterest Expense
Noninterest expense was $141.6 million for 2013, compared to $120.9 million for 2012 and $82.2 million for 2011. The increases were $20.7 million, or 17%, for 2013 as compared to 2012 and $38.7 million, or 30%, for 2012 as compared to 2011.
Comparison of 2013 with 2012
The increase in noninterest expense for 2013 over 2012 primarily reflected increases in salaries and employee benefits, occupancy expense, professional fees, and other expenses.
Salaries and employee benefits amounted to $66.8 million for 2013, an increase of $10.3 million, or 18%, compared to $56.5 million for 2012. The increase was due to an additional $8.9 million in salary expenses we incurred due to the acquisitions of PIB and Foster, an increase in bonus expenses and an increase in the number of full-time equivalent employees, which increased to 835 at December 31, 2013 from 704 as of December 31, 2012. Group insurance expenses increased by $1.3 million due to increases in premium costs and 401(k) plan employer contributions increased by $348 thousand.
Our occupancy expense increased $2.0 million, or 13%, to $17.7 million for 2013 compared to $15.6 million for 2012. The increase is primarily due to an increase in the number of branches as a result of the acquisitions of PIB and Foster. Lease expense and other occupancy costs related to our branches increased by a total of $1.6 million during the year. Property tax and utilities related to the leases increased by $330 thousand during the year.
Professional fees increased $1.3 million, or 34%, to $5.2 million for 2013 compared to $3.9 million in 2012 primarily due to increased legal fees, fees for accounting services and consulting services for our information systems.
Other expenses increased $2.9 million, or 24%, to $15.0 million for 2013 compared to $12.0 million in 2012 due to an increase in supplies and other miscellaneous expenses during the year.

Comparison of 2012 with 2011
The increase in noninterest expense for 2012 over 2011 primarily reflected increases in salaries and employee benefits, occupancy expense, credit-related expense, and other expenses and was offset by a decrease in prepayment charge on retirement of debt.
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
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2013	Amount	%	2012	Amount	%	2011
Noninterest Expense:
Salaries and employee benefits	$66,805	$10,314	18%	$56,491	$24,862	79%	$31,629
Occupancy	17,676	2,045	13	15,631	3,798	32	11,833
Furniture and equipment	6,809	1,146	20	5,663	1,630	40	4,033
Advertising and marketing	5,184	108	2	5,076	2,590	104	2,486
Data processing and communications	7,595	1,231	19	6,364	2,451	63	3,913
Professional fees	5,194	1,312	34	3,882	911	31	2,971
FDIC assessment	3,309	867	36	2,442	(1,905)	(44)	4,347
Credit related expense	8,895	(115)	(1)	9,010	5,221	138	3,789
Merger and integration expense	5,161	1,352	35	3,809	(904)	(19)	4,713
Prepayment charge on retirement of debt	2	(459)	100	461	(5,924)	100	6,385
Other	14,984	2,922	24	12,062	5,927	97	6,135
Total noninterest expense:	$141,614	$20,723	17%	$120,891	$38,657	47%	$82,234

Income Tax Provision
The provision for income taxes for 2013 was $52.4 million compared to $54.4 million in 2012 and $15.7 million in 2011. The effective income tax rate was 39% for 2013 compared to 40% for 2012 and 37% for 2011. See Note 9 of Notes to Consolidated Financial Statements for more detailed information on Income taxes.

Financial Condition
Our total assets were $6.48 billion at December 31, 2013 compared to $5.64 billion at December 31, 2012, an increase of $834.5 million, or 15%. The increase in total assets is comprised mainly of increases in net loans receivable of $777.5 million, deferred tax assets of $29.1 million, goodwill of $15.5 million, OREO of $21.6 million, FHLB stock of $5.4 million, premises and equipment of $8.3 million and cash and cash equivalents of $3.8 million partially offset by decreases in loans held for sale of $7.5 million, customers' liabilities on acceptances of $4.9 million, prepaid FDIC insurance of $7.6 million, FDIC loss share receivable of $4.7 million and other assets of $6.1 million.
Loan Portfolio
We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. Gross loan receivable rose by $777.9 million to $5.1 billion at December 31, 2013 from $4.3 billion at December 31, 2012.
During 2013, new loans originated were $1.1 billion, compared to $1.1 billion for 2012. Loan growth remained concentrated in commercial real estate loans. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and vary as the prime lending rate varies. Approximately 52% of our total loans were adjustable rate loans at December 31, 2013, compared to 60% at December 31, 2012. Approximately 59% of new loan originations were fixed rate loans for 2013 compared to 46% for 2012.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us, if any. As of December 31, 2013, our lending limit was approximately $188 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $269 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $50.5 million, which were performing as agreed at December 31, 2013.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$10,039	0%	$9,247	0%	$2,043	0%	$2,263	0%	$4,801	0%
Commercial	3,821,163	75%	3,100,466	72%	2,631,880	70%	1,525,687	71%	1,597,839	72%
Construction	72,856	2%	65,045	2%	44,756	1%	46,900	2%	54,084	2%
Total real estate loans	3,904,058	77%	3,174,758	74%	2,678,679	71%	1,574,850	73%	1,656,724	75%
Commercial business	949,093	19%	921,556	21%	849,576	23%	504,458	23%	497,606	22%
Trade finance	124,685	2%	152,070	4%	146,684	4%	57,430	3%	51,411	2%
Consumer and other	98,507	2%	49,954	1%	66,631	2%	13,268	1%	18,035	1%
Total loans outstanding	5,076,343	100%	4,298,338	100%	3,741,570	100%	2,150,006	100%	2,223,776	100%
Less: deferred loan fees	(2,168)		(2,086)		(2,744)		(2,261)		(2,343)
Gross loans receivable	5,074,175		4,296,252		3,738,826		2,147,745		2,221,433
Less: allowance for loan losses	(67,320)		(66,941)		(61,952)		(62,320)		(59,424)
Loans receivable, net	$5,006,855		$4,229,311		$3,676,874		$2,085,425		$2,162,009
Real Estate Loans

Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio and are currently not being offered by the Bank. This pool of residential real estate loans is made up of loans acquired from PIB and Foster and loans funded in prior years that are still being serviced by the Bank. Construction loans are also a small portion of the total real estate portfolio, comprising approximately 2% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $729.3 million or, 23%, to $3.9 billion at December 31, 2013 from $3.2 billion at December 31, 2012.
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2013, commercial business loans increased by $27.5 million, or 30%, to $949.1 million at December 31, 2013 from $921.6 million at December 31, 2012 primarily due to new originations. Consumer loans comprise 2% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans. We ceased offering auto loans in February 2007 and ceased offering home equity loans in January 2008. However, upon the merger with Center, we resumed originating direct auto loans effective December 1, 2011.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commitments to extend credit	$668,306	$690,917	$458,096	$205,752	$198,807
Standby letters of credit	44,190	39,176	29,028	9,777	9,907
Other commercial letters of credit.	56,380	51,257	49,457	30,180	23,575
	$768,876	$781,350	$536,581	$245,709	$232,289

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans, accruing loans that are 90 days or more past due, accruing restructured loans and OREO.
Loans are placed on nonaccrual status when they become 90 days or more past due, unless the loan is both well-secured and in the process of collection. Loans may be placed on nonaccrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. Loans are charged off when the collection is determined unlikely. Loans are restructured when, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. OREO consists of real estate acquired by the Bank through foreclosure or similar means, including by deed from the owner in lieu of foreclosure, and is held for sale.
Nonperforming assets were $97.4 million at December 31, 2013, compared to $62.2 million at December 31, 2012. The increase in nonperforming assets in 2013 was primarily due to increases of $9.5 million in nonaccrual loans, $4.1 in restructured loans and $21.6 million in OREO (the increase in OREO was primarily due to the PIB and Foster acquisitions). The amount of additional interest income that the Bank would have recorded in 2013, 2012 and 2011, if nonaccrual loans had been current in accordance with their original contracted terms, was $1.5 million, $1.5 million and $1.9 million, respectively. The following table illustrates the composition of nonperforming assets as of the dates indicated:

	December 31,
(In thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$39,154	$29,653	$32,291	$43,803	$51,674
Loans past due 90 days or more, still accruing	5	—	6	—	—
Restructured loans	33,904	29,849	18,776	35,103	64,341
Total nonperforming loans	$73,063	$59,502	$51,073	$78,906	$116,015
Other real estate owned	24,288	2,698	7,624	1,581	2,044
Total nonperforming assets	$97,351	$62,200	$58,697	$80,487	$118,059
We did not have any commitments to extend additional credit on restructured loans as of December 31, 2013 or 2012.

Maturity and Repricing of Loans
The following table illustrates the maturity distribution and repricing intervals of loans outstanding as of December 31, 2013. The table also shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	December 31, 2013
	Loans Maturing and repricing
(Dollars in thousands)
	Within One Year	Between One and Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$1,903	$8,136	$—	$10,039
Commercial	277,796	2,323,350	1,220,018	3,821,164
Construction	56,640	16,216	—	72,856
Total real estate loans	336,339	2,347,702	1,220,018	3,904,059
Commercial business loans	394,877	379,726	174,490	949,093
Trade finance loans	122,941	1,744	—	124,685
Consumer loans	19,599	39,115	39,793	98,507
Total	$873,756	$2,768,287	$1,434,301	$5,076,344

Loans with fixed interest rates	$164,656	$1,450,823	$786,180	$2,401,659
Loans with variable interest rates without interest rate floors	456,359	680,723	482,777	1,619,859
Loans with variable interest rates with interest rate floors	252,740	636,741	165,344	1,054,825
Total	$873,755	$2,768,287	$1,434,301	$5,076,343

Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Chicago and Seattle metropolitan areas. At December 31, 2013, California represented 67.2% of the total loans outstanding and New York and New Jersey represented 16%. The remaining 16.8% of total loans outstanding represented other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the Southern California market, most of our business activity is with customers located within Los Angeles County (61%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (29.0%), hotel/motel (18.3%), gas stations (13.3%), and industrial & warehouse (9.8%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (37.0%), retail trade (15.8%), and manufacturing (12.6%).

Allowance for Loan Losses
The Bank has implemented a multi-faceted process to identify, manage and mitigate the credit risks that are inherent in the loan portfolio. For new loans, each loan application package is fully analyzed by experienced reviewers and approvers. In accordance with current lending approval authority guidelines, a majority of loans are approved by the Management Loan Committee (“MLC”) and Directors Loan Committee. For existing loans, the Bank maintains a systematic loan review program, which includes internally conducted reviews and periodic reviews by external loan review consultants. Based on these reviews, loans are graded as to their overall credit quality, which is measured based on: the sufficiency of credit and collateral documentation; proper lien perfection; proper approval by loan committee(s); adherence to any loan agreement covenants; compliance with internal policies and procedures, and with laws and regulations; adequacy and strength of repayment sources including borrower or collateral generated cash flow; payment performance; and liquidation value of the collateral. We closely monitor loans that management has determined require further supervision because of the loan size, loan structure, and/or specific circumstances of the borrower.
When principal or interest on a loan is 90 days or more past due, a loan is generally placed on nonaccrual status unless it is considered to be both well-secured and in the process of collection. Further, a loan is considered a loss in whole or in part when (1) it appears that loss exposure on the loan exceeds the collateral value for the loan, (2) servicing of the unsecured portion has been discontinued or (3) collection is not anticipated due to the borrower’s financial condition and general economic conditions in the borrower’s industry. Any loan or portion of a loan judged by management to be uncollectible is charged against the allowance for loan losses, while any recoveries are credited to such allowance.
The allowance for loan losses was $67.3 million at December 31, 2013, compared to $66.9 million at December 31, 2012. We recorded provisions for loan losses of $20.0 million in 2013, compared to $19.1 million in 2012 and $27.9 million in 2011. During 2013, we charged off $22.1 million in loans outstanding and recovered $2.4 million in loans previously charged off. Total Criticized Loans at December 31, 2013 were $355.9 million compared to $288.7 million at December 31, 2012. The allowance for loan losses was 1.33% of gross loans at December 31, 2013, compared to 1.56% at December 31, 2012. The decrease in this ratio was primarily due to increases in loans receivable and net charge offs partially offset by an increase in the specific allowances related to impaired loans.
For loans not classified as impaired loans, general loan loss allowances are provided to cover probable and inherent losses. The allowance is determined based first on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. We further segregate these stratifications between loans accounted for under the amortized cost method (referred to as "Legacy Loans") and loans acquired (referred to as "Acquired Loans"), as acquired loans were originally recorded at fair value with no carryover of the related allowance for loan losses. See “Financial Condition—Allowance for Loan Losses Methodology” for a detailed description of our loan loss methodology.
Impaired loans as defined by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan, totaled $116.3 million and $90.2 million, respectively, as of December 31, 2013 and December 31, 2012, with specific allowances of $12.7 million and $9.2 million, respectively. The MLC, and Directors Loan Committee and the Management ALLL Committee of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2013. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.

The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
	(In thousands)
Real estate—Residential	$—	$—	$36	$46	$784
Real estate—Commercial	35,492	25,502	26,985	21,016	51,876
Real estate—Construction	—	—	128	8,547	—
Commercial business	11,366	8,421	15,038	17,530	15,303
Trade finance	1,031	869	117	469	—
Consumer and other	1,364	1,275	1,227	491	1,514
Total Delinquent Loans	$49,253	$36,067	$43,531	$48,099	$69,477
Nonaccrual loans included above	$39,154	$29,653	$32,291	$43,803	$51,674

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Nonaccrual loans	Total Delinquent loans
Legacy Loans	(In Thousands)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	122	—	—	122	4,363	4,485
Hotel & Motel	—	—	—	—	121	121
Gas Station & Car Wash	1,038	—	—	1,038	2,228	3,266
Mixed Use	—	—	—	—	974	974
Industrial & Warehouse	215	—	—	215	1,923	2,138
Other	—	—	—	—	1,398	1,398
Real estate—Construction	—	—	—	—	—	—
Commercial business	780	244	—	1,024	6,402	7,426
Trade finance	—	—	—	—	1,031	1,031
Consumer and other	54	22	—	76	—	76
Subtotal	$2,209	$266	$—	$2,475	$18,440	$20,915
Acquired Loans(1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	2,024	—	—	2,024	1,030	3,054
Hotel & Motel	—	—	—	—	6,441	6,441
Gas Station & Car Wash	1,068	—	—	1,068	1,339	2,407
Mixed Use	576	—	—	576	—	576
Industrial & Warehouse	121	—	—	121	6,890	7,011
Other	516	1,729	—	2,245	1,376	3,621
Real estate—Construction	—	—	—	—	—	—
Commercial business	524	703	5	1,232	2,708	3,940
Trade finance	—	—	—	—	—	—
Consumer and other	284	74	—	358	930	1,288
Subtotal	$5,113	$2,506	$5	$7,624	$20,714	$28,338
TOTAL	$7,322	$2,772	$5	$10,099	$39,154	$49,253

(1)	The Acquired Loan balances exclude ACILs of $9.7 million, $2.5 million and $43.8 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.

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

Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
	(In thousands)
Special Mention	$89,489	$79,589	$97,785	$29,573	$42,671
Substandard	258,500	207,945	208,555	135,774	153,535
Doubtful	7,861	1,134	7,282	260	3,655
Loss	—	—	—	—	—
Total Criticized Loans	$355,850	$288,668	$313,622	$165,607	$199,861

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding and other pertinent ratios as of the dates and for the years indicated:

(In thousands)	December 31,
	2013	2012	2011	2010	2009
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$4,692,089	$3,974,626	$2,352,253	$2,173,840	$2,124,615
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	5,074,175	4,296,252	3,738,826	2,134,061	2,208,943
ALLOWANCE:
Balance—beginning of year	$66,941	$61,952	$62,320	$59,424	$43,419
Loans charged off:
Residential real estate	—	—	—	23	—
Commercial and industrial real estate	8,529	7,182	18,698	58,818	18,218
Construction	—	—	3,489	848	6,116
Commercial business loans and Trade Finance	12,973	10,650	9,756	23,607	19,775
Consumer and other loans	567	948	256	1,356	1,577
Total loans charged off	22,069	18,780	32,199	84,652	45,686
Less: recoveries:
Commercial and industrial real estate	311	2,442	1,328	770	166
Commercial business loans and Trade Finance	1,937	1,832	2,320	1,951	445
Consumer and other loans	200	391	244	197	57
Total loan recoveries	2,448	4,665	3,892	2,918	668
Net loans charged off	19,621	14,115	28,307	81,734	45,018
Provision for loan losses	20,000	19,104	27,939	84,630	61,023
Balance—end of year	$67,320	$66,941	$61,952	$62,320	$59,424

	December 31,
	2013	2012	2011	2010	2009
RATIOS:
Net loan charge-offs to average gross loans	0.42%	0.36%	1.20%	3.76%	2.12%
Allowance for loan losses to gross loans	1.33%	1.56%	1.66%	2.90%	2.68%
Net loan charge-offs to beginning allowance	29.31%	21.09%	45.42%	137.54%	103.68%
Net loan charge offs to provision for loan losses	98.11%	73.89%	101.32%	96.58%	73.77%
Allowance for loan losses to nonperforming loans	92.14%	112.50%	121.30%	78.98%	51.22%

Allowance for Loan Losses Methodology
We maintain an allowance for loan losses to provide for estimated probable losses that are inherent in our loan portfolio. The allowance is based on our regular quarterly assessments. Our methodologies for measuring the appropriate level of the allowance include the combination of: (1) a quantitative historical loss migration analysis (“Migration Analysis”) for pools of loans and a qualitative analysis of subjective factors and (2) a specific allowance method for impaired loans.
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2013		12/31/2012		12/31/2011		12/31/2010		12/31/2009
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—Residential	$25	—%	$74	—%	$9	—%	$14	—%	$18	—%
Real estate—Commercial	45,897	75%	45,163	72%	38,307	70%	32,885	71%	40,841	73%
Real estate—Construction	628	1%	986	2%	724	1%	3,396	2%	913	2%
Commercial business	17,592	19%	17,606	21%	20,681	23%	24,930	23%	15,655	22%
Trade finance	2,653	3%	2,352	4%	1,786	4%	192	3%	410	2%
Consumer and other	525	2%	760	1%	445	2%	634	1%	1,144	1%
Unallocated	—	—%	—	—%	—	—%	269	—%	443	—%
Total	$67,320	100%	$66,941	100%	$61,952	100%	$62,320	100%	$59,424	100%

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan and other pertinent factors.
The Migration Analysis is a formula methodology based on the Bank’s actual historical net charge off experience for each loan pool and loan risk grade (Pass, Special Mention, Substandard and Doubtful). The migration analysis is centered on the Bank’s internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For the acquired loans, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. As of December 31, 2013, we utilized nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio was stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (major, moderate and minor), three negative (major, moderate and minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration

Ratio or individual specific reserve allocations by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due and classified loans and changes in trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	Changes in the value of underlying collateral for collateral dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

We also establish specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired are accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain an appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, we generally obtain either an internally prepared evaluation report or an updated appraisal every twelve months from a qualified independent appraiser. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For commercial business loans, real estate loans and certain consumer loans, we base the measurement of loan impairment on the present value of the expected future cash flows, adjusted by a three-year average probability of default which is calculated annually by loan segment and by loan size, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. We evaluate most consumer loans for impairment on a collective basis, because these loans have generally smaller balances and are homogeneous in the underwriting terms and conditions, and in the type of collateral. If a loan is deemed to be impaired, the amount of the impairment is supported by a specific allowance amount which is included in the allowance for loan losses through a charge to the provision for loan losses.
In the third quarter, 2010, based on current market conditions, we expanded the criteria for evaluating loans for potential impairment. Prior to the third quarter of 2010, loans graded Substandard were not individually evaluated for impairment and only considered impaired if they were 60+ days past due, unless other events existed that qualified the loan for impairment review. Therefore, a Substandard credit that was current in its contractual payments, but was classified due to other risk issues would not necessarily be subject to individual review for impairment analysis. Effective March 31, 2011, the scope for evaluation of individual impairment was modified to include all loans risk graded Doubtful or Loss, all TDRs and all loans risk graded Substandard that are either (1) greater than $350 thousand and are 60 or more days past due and (2) greater than $1.0 million regardless of performance under their contractual terms. We utilize a preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard and are less than 60 days past due and accruing and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months;

(2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%.
If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2013, were $116.3 million, a net increase of $26.1 million from $90.2 million at December 31, 2012. This net increase in impaired loans is due primarily to an increase in Legacy loans that became impaired during they year.
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
Covered nonperforming assets totaled $826 thousand at December 31, 2013. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2013 were as follows:

(In thousands)	December 31, 2013
Covered loans on nonaccrual status	$236
Covered other real estate owned	590
Total covered nonperforming assets	$826

Acquired covered loans	$55,088
Covered nonperforming assets to net covered loans	1.50%

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
Our available-for-sale securities totaled $705.8 million at December 31, 2013, compared to $704.4 million at December 31, 2012. We had no securities in the held to maturity category at December 31, 2013 or 2012. We paid down $174.3 million and sold $6.6 million in available-for-sale securities during the year. We also purchased $218.2 million in securities during the year, which included available-for-sale securities acquired from PIB and Foster. All of the securities involved in these transactions were classified as available for sale. Securities with a carrying value of $2.0 million were pledged to the FRB at December 31, 2013 and $13.2 million was pledged to the FHLB. We also pledged securities with a carrying value of $341.4 million to the California State Treasurer's Office as collateral for time certificates deposit. Our investment portfolio consists of U.S. Treasury bills, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, a corporate note and municipal bonds.
Our available-for-sale securities portfolio is primarily invested in CMOs and residential MBS, which comprised 96% of our total available-for-sale portfolio as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, all of our CMOs and MBS were issued by GNMA, FNMA or FHLMC, which guarantee the contractual cash flows of these investments.

Investment Portfolio Balance and Fair Value

	December 31,
	2013			2012
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(In thousands)
Available-for-sale:
Debt securities*:
GSE CMOs	286,608	274,101	(12,507)	249,373	254,912	5,539
GSE MBS	409,165	404,996	(4,169)	415,925	425,540	9,615
Trust Preferred Security	4,516	3,697	(819)	4,502	3,837	(665)
Municipal Bonds	5,687	5,936	249	4,506	5,118	612
Total debt securities	705,976	688,730	(17,246)	674,306	689,407	15,101
Mutual funds	17,425	17,021	(404)	14,710	14,996	286
Total available-for-sale	$723,401	$705,751	$(17,650)	$689,016	$704,403	$15,387

* GSE bonds were issued by GNMA, FNMA, and FHLMC and are all mortgage-backed securities.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2013.

Investment Portfolio Maturities and Weighted Average Yields
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE CMOs	$29,875	0.02%	$4,441	0.02%	$8,242	0.02%	$231,544	0.05%	$274,102	0.04%
GSE MBS	25,065	2.38	2,801	0.05	77,245	1.36	299,884	1.29	404,995	1.37%
Trust Preferred Security	—	—	—	—	—	—	3,697	1.61	3,697	1.61%
Municipal Bonds	—	—	350	4.78	4,170	6.79	1,416	5.45	5,936	6.33%
Mutual funds	—	—	—	—	—	—	17,021	1.98	17,021	1.98%
Total available-for-sale	$54,940	1.1%	$7,592	2.90%	$89,657	2.20%	$553,562	2.26%	$705,751	0.90%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Collateralized mortgage obligations*	21	$198,713	$(12,460)	3	$13,381	$(1,151)	24	$212,094	$(13,611)
Mortgage-backed securities*	29	203,276	(7,293)	7	14,793	(496)	36	218,069	(7,789)
Municipal bonds	1	1,112	(70)	—	—	—	1	1,112	(70)
Trust preferred securities	—	—	—	1	3,697	(819)	1	3,697	(819)
Mutual funds	1	13,021	(404)	—	—	—	1	13,021	(404)
	51	$403,101	$(19,823)	11	$31,871	$(2,466)	63	$447,993	$(22,693)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

ASC Topic 320 requires an entity to assess whether the entity has the intent to sell a debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an entity must recognize an other than temporary impairment (“OTTI”). If an entity does not intend to sell the debt security and will not be required to sell the debt security, the entity must consider whether it will recover the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, OTTI shall be considered to have occurred. OTTI is then separated into the amount of the total impairment related to credit losses and the amount of the total impairment related to all other factors. An entity determines the impairment related to credit losses by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. OTTI related to the credit loss is then recognized in earnings. OTTI related to all other factors is recognized in other comprehensive income.
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
We consider the losses on our investments in an unrealized loss position at December 31, 2013 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $5.1 billion at December 31, 2013 from $4.4 billion at December 31, 2012.
The increase in deposits during 2013 was primarily due to an addition in wholesale deposits to help fund loan growth and the completion of a marketing campaign during the year. The increases reflect higher balances of noninterest bearing demand deposits, money market accounts and jumbo time deposits. At December 31, 2013, we had $243.9 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $307.2 million and $300.0 million, respectively, at December 31, 2012. The brokered deposits represented approximately 4.7% of our total deposits as of December 31, 2013 compared to 7.0% as of December 31, 2012. The California State Treasurer deposits have three months maturities with a weighted average interest rate of 0.08% at December 31, 2013 compared to 0.12% at December 31, 2012.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated.

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$1,399,454	27%	$1,184,285	27%	$984,350	25%
Demand, interest bearing	1,376,068	27%	1,248,304	28%	1,237,378	32%
Savings	222,446	4%	180,686	4%	198,063	5%
Time deposit of $100,000 or more	1,499,248	29%	1,088,611	25%	759,923	19%
Other time deposits	650,841	13%	682,149	16%	761,178	19%
Total Deposits	$5,148,057	100%	$4,384,035	100%	$3,940,892	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$605,332	28%	$717,438	41%	$570,292	37%
Over three months through six months	426,824	20%	325,812	18%	271,743	18%
Over six months through twelve months	862,334	40%	612,723	35%	434,687	29%
Over twelve months	255,599	12%	114,787	6%	244,379	16%
Total time deposits	$2,150,089	100%	$1,770,760	100%	$1,521,101	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2013.

	December 31, 2013
	(Dollars in thousands)
	Amount	Percentage
Three months or less	$469,626	31%
Over three months through six months	283,480	19%
Over six months through twelve months	582,435	39%
Over Twelve months	163,580	11%
Total time deposits	$1,499,121	100%

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
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2013 and 2012, we did not have any federal funds purchased.
FHLB Advances
We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2013 and 2012, FHLB advances totaled $421.4 million and $420.7 million with average remaining maturities of 3.1 years and 2.6 years, respectively. The weighted average rate for FHLB advances was 1.16% at year-end 2013, compared to 1.24% at year-end 2012. As of December 31, 2013, our remaining available FHLB borrowing capacity based on pledged collateral was $1.36 billion. See Note 7 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.
Subordinated Debentures
At December 31, 2013, six wholly owned subsidiary grantor trusts ("Trusts") established by us had issued $61.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2013 and 2012, Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $61.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $57.4 million as of December 31, 2013, issued by us to the Trust and the investment in Trusts' common stock of $1.6 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2013.

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2013	INTEREST DISTRIBUTION DATES
(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.39%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.09%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.19%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	1.89%	Every 15th of March, June, September and December
Center Capital Trust I	12/29/2003	$18,000	$13,130	1/7/2034	3 month LIBOR +2.85%	3.09%	Every 7th of January, April, July and October
Foster Capital Trust I	7/8/2005	$15,000	$15,412	7/8/2035	3 month LIBOR +1.7%	1.94%	Every 7th of January, April, July and October
Total Trust		$61,000	$57,410

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
In June 2012, we redeemed $67 million and $55 million of Series A and B Preferred Stock having a liquidation preference and a warrant to purchase BBCN Bancorp common stock, respectively, that was issued under the U.S. Treasury's TARP Capital Purchase Program. In August 8, 2012, we purchased from the Treasury Department, the outstanding warrant relating to 521,266 shares of the Company's common stock, at a purchase price of $2.2 million. As of December 31, 2013, we have not reached an agreement with the Treasury Department regarding repurchase of the warrant for the purchase of 337,480 shares of our common stock.

Our total stockholders’ equity increased $58.3 million, or 8%, to $809.4 million at December 31, 2013 from $751.1 million at December 31, 2012 primarily primarily due to net income of $81.8 million during the year and partially offset by dividends on common stock of $19.7 million and other comprehensive loss of $19.3 million. December 31, 2013, our ratio of common equity to total assets was 12.50% compared to 13.32% at December 31, 2012, and our tangible common equity represented 11.86% of tangible assets at December 31, 2013, compared with 11.42% of tangible assets at December 31, 2012. Tangible common equity per share was $8.79 at December 31, 2013, compared with $8.43 at December 31, 2012. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.
The following tables compare BBCN Bancorp’s and the Bank’s actual capital at December 31, 2013 to those required by our regulatory agencies to be deemed "adequately capitalized" for capital adequacy classification purposes:

	As of December 31, 2013 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total capital (to risk-weighted assets	$819,408	14.90%	$439,687	8.00%	$379,721	6.90%
Tier 1 capital (to risk weighted assets)	$751,204	13.66%	$219,844	4.00%	$531,360	9.66%
Tier 1 capital (to average assets)	$751,204	11.97%	$251,049	4.00%	$500,155	7.97%

	As of December 31, 2013 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bank
Total capital (to risk-weighted assets	$807,620	14.70%	$439,437	8.00%	$368,183	6.70%
Tier 1 capital (to risk weighted assets)	$739,416	13.46%	$219,798	4.00%	$519,618	9.46%
Tier 1 capital (to average assets)	$739,416	11.79%	$250,954	4.00%	$488,462	7.79%

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
Net cash inflows from operating activities totaled $134.2 million, $104.5 million and $96.6 million during 2013, 2012 and 2011, respectively. Net cash inflows from operating activities for 2013 were primarily attributable to proceeds from sales of loans and net income.
Net cash (outflows) inflows from investing activities totaled ($377.4) million, $(474.9) million and $190.3 million during 2013, 2012 and 2011, respectively. Net cash outflows for investing activities during 2013 were primarily due to purchases of securities and the change in gross loans and were offset by the net cash received from the acquisitions.
Net cash inflows (outflows) from financing activities totaled $247.0 million, $383.3 million and ($159.1) million during 2013, 2012 and 2011, respectively. Net cash outflows from financing activities for 2013 was primarily attributable to an increase in deposits and was offset by repayments of FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. The maximum amount that we are currently available to borrow on an overnight basis from the FHLB and the FRB is $1.8 billion, and currently we have $421.4 million in borrowings from the FHLB. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisted of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days. Cash and cash equivalents, including federal funds sold were $316.7 million at December 31, 2013 compared to $312.9 million at December 31, 2012.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2013, our gross loan to deposit ratio averaged 99%, compared to an average ratio of 100% and 98% for 2012 and 2011.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2013, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2013, we are not aware of any material commitments for capital expenditures in the foreseeable future.

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

The following table summarizes BBCN Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2013. Payments shown for time deposits and borrowings do not include interest.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$2,150,089	$1,894,490	$244,829	$10,770	$—
Subordinated Debentures	57,410	—	—	—	57,410
Federal Home Loan Bank Advances	421,352	30,000	175,000	216,352	—
Operating Lease Obligations	54,402	10,483	17,360	10,871	15,688
Unused commitments to extend credit	668,306	—	—	—	—
Standby letters of credit	44,190	—	—	—	—
Other commercial letters of credit	56,380	—	—	—	—
Total	$3,452,129	$1,934,973	$437,189	$237,993	$73,098

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Market risk is the risk of loss to future earnings, to the fair value of our assets and liabilities, or to future cash flows that may result from changes in the price of a financial instrument. Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously or at the same rate of interest or in equal volume. A key objective of our asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows, values of our assets and liabilities, and market interest rate movements. The management of our interest rate risk is governed by policies reviewed and approved annually by the Board of Directors of the Bank. The Board delegates responsibility for interest rate risk management to the ALCO ALM, which is composed of the Bank’s senior executives and other designated officers.
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
Derivative Activity
As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps and floors, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps and caps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. As of December 31, 2013, we did not have any outstanding interest rate caps, floors, or swap agreements.

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
The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets anticipated to reprice within a specific time period and the amount of interest bearing liabilities anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of interest bearing liabilities repricing within that same time period. A positive cumulative gap suggests that earnings will increase when interest rates rise and decrease when interest rates fall. A negative cumulative gap suggests that earnings will increase when interest rates fall and decrease when interest rates rise.
The following table illustrates our combined asset and liability repricing as of December 31, 2013:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(In thousands)
Rate Sensitive Assets
Investments(1)	$298,190	$89,669	$309,805	$257,055	$954,719
Loans(2)	1,285,773	712,358	2,021,797	1,100,530	5,120,458
Total rate sensitive assets	$1,583,963	$802,027	$2,331,602	$1,357,585	$6,075,177
Rate Sensitive Liabilities
TCD $100,000 or more	$469,458	$865,746	$155,372	$8,208	$1,498,784
TCD under $100,000	135,873	423,413	89,698	2,321	651,305
Money Market accounts and other	1,376,068	—	—	—	1,376,068
Savings accounts	147,150	36,168	39,128	—	222,446
Borrowings from FHLB	—	30,000	391,352	—	421,352
Subordinated Debentures	61,000	—	—	—	61,000
Total rate sensitive liabilities	$2,189,549	$1,355,327	$675,550	$10,529	$4,230,955

Net Gap Position	$(605,586)	$(553,300)	$1,656,052	$1,347,056
Cumulative Gap Position	$(605,586)	$(1,158,886)	$497,166	$1,844,222
 ___________________

(1)	Includes investment securities, term federal funds sold and FHLB stocks, and interest bearing deposits with other financial institutions.

(2)	Includes loans held for sale of $44.1 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2013, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2013		December 31, 2012
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	6.95%	(3.89)%	5.31%	(2.24)%
+ 100 basis points	3.04%	(1.62)%	2.51%	(1.01)%
- 100 basis points	(1.31)%	1.24%	(3.78)%	3.06%
- 200 basis points	(1.99)%	1.20%	(4.52)%	4.68%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2013.

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
Report of Independent Registered Public Accounting Firm (KPMG LLP)
Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December  31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December  31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011
See “Item 15. Exhibits and Financial Statement Schedules” for financial statements filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Acting President and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments.

b.	Management’s Annual Report on Internal Control Over Financial Reporting
The management of BBCN Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in the 1992 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s board of directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in the section herein.

/S/ KEVIN S. KIM	/S/ DOUGLAS J. GODDARD
Kevin S. Km	Douglas J. Goddard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Los Angeles, California	Los Angeles, California
March 3, 2014	March 3, 2014

c.	Evaluation of Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited BBCN Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
March 3, 2014

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section of BBCN Bancorp's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) entitled “Election of Directors” and the discussion in the 2014 Proxy Statement of the Code of Ethics and Business Conduct in the Nomination and Governance Committee Report.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the sections of the 2014 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the sections of the 2014 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the sections of the 2014 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section of the 2014 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

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

2.1
Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 13, 2010, SEC file number 000-50245)

2.2
Amendment No. 1, dated as of April 13, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 1.1, filed with the SEC on April 15, 2011, SEC file number 000-50245)

2.3
Amendment No. 2, dated as of July 6, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1,filed with the SEC on July 7, 2011, SEC file number 000-50245)

2.4
Agreement and Plan of Merger, dated as of October 22, 2012, between BBCN Bancorp, Inc. and Pacific International Bancorp, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with SEC on November 8, 2012, SEC file number 000-50245)

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on August 9, 2004, SEC file number 000-50245)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Appendix B, filed with the SEC on November 9, 2005, SEC file number 000-50245

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007, SEC file number 000-50245)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.6, filed with the SEC on March 1, 2013, SEC file number 000-50245)

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.7, filed with the SEC on May 8, 2013, SEC file number 000-50245)

Number	Description

4.1
Amended and Restated Declaration of Trust, dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp, Inc. as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.2
Junior Subordinated Indenture, dated June 5, 2003, by and between the Nara Bancorp, Inc. as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.3
Guarantee Agreement, dated June 5, 2003, by and between Nara Bancorp, Inc. and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.4
Amended and Restated Declaration of Trust, dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp, Inc. as Sponsor and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.5
Indenture, dated December 17, 2003, by and between Nara Bancorp, Inc. as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.5, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.6
Guarantee Agreement, dated December 17, 2003, by and between Nara Bancorp, Inc. and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.6, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.7
Amended and Restated Declaration of Trust, dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee, Wells Fargo Bank, National Association as Institutional Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.8
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.9
Guarantee Agreement, dated December 22, 2003, by and between Nara Bancorp, Inc. as Guarantor and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.9, filed with the SEC on May 2, 2008, SEC file number 000-50245)

4.10
Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company as Delaware Trustee, Wilmington Trust Company as Institutional Trustee, Nara Bancorp, Inc. as Sponsor, and the Administrators named therein (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 29, 2007, SEC file number 000-50245)

4.11
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007, SEC file number 000-50245)

Number	Description

4.12
Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007, SEC file number 000-50245)

4.13
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.14
Amended and Restated Declaration of Trust, dated December 30, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee, Wells Fargo Bank, National Association as Institutional Trustee and Center Financial Corporation as Sponsor, and the Administrators named therein (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.15
Guarantee Agreement, dated December 30, 2003, by and between Center Financial Corporation as Guarantor and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 30, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.16
Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated November 30, 2011, issued to United States Treasury Department (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.24, for the year ended December 31, 2011, filed with the SEC on March 13, 2012, SEC file number 000-50245)

4.17
Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated February 15, 2013, issued to United States Treasury Department (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.17, for the year ended December 31, 2012, SEC file number 000-50245)

10.1
Amended and Restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on July 26, 2007, SEC file number 000-50245)

10.2
Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001, SEC file number 333-58508)

10.3
Nara Bank, N.A. Executive Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.4
Center Bank Executive Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2006, filed with the SEC on May 5, 2006, SEC file number 000-50050)

10.5
Center Financial Corporation 2006 Stock Incentive Plan, as Amended and Restated June 13, 2007 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2007, filed with the SEC on July 26, 2007, SEC file number 000-50050)

Number	Description
10.6
Tax Sharing Agreement among Nara Bancorp, Inc., Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.7
Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.8
Form of Nara Bancorp, Inc. Stock Option Agreement (entered into with directors Jesun Paik and named executive officers Alvin D. Kang, Bonita I. Lee, and Kyu Kim) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006, filed with the SEC on March 15, 2007, SEC file number 000-50245)

10.9
Form of Nara Bank Long Term Incentive Agreement (entered into by named executive officers Alvin D. Kang, Kyu Kim, and Bonita I. Lee) (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008, filed with the SEC on March 4, 2009, SEC file number 000-50245)

10.10
Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (entered into by directors Jesun Paik, Hyon M. (John) Park, Ki Suh Park, and Scott Whang and named executive officers Alvin D. Kang, Bonita I. Lee, Kyu Kim, and Mark H. Lee) (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007, SEC file number 000-50245)

10.11
Employment Offer Letter, dated November 10, 2010 and effective December 17, 2010, by and among Nara Bancorp, Inc., Nara Bank and Philip E. Guldeman (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.1, filed with the SEC on December 20, 2010, SEC file number 000-50245)

10.14
BBCN Bank Employee Stock Ownership Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.15, filed with the SEC on March 1, 2013, SEC file number 000-50245)

10.15
BBCN Employees' 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.16, filed with the SEC on March 1, 2013, SEC file number 000-50245)

10.16
Separation and Release Agreement, dated January 15, 2014, by among BBCN Bancorp, Inc. and Soo Bong Min (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 17, 2014, SEC file number 000-50245)

10.17
Amended and Restated Declaration of Trust, dated as of July 8, 2005, by and among Christiana Bank & Trust Company as Delaware Trustee, LaSalle Bank National Association as Institutional Trustee and Foster Bankshares, Inc. as Sponsor (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 4.1, filed with the SEC on November 12, 2013, SEC file number 000-50245)

10.18
Indenture, dated as of July 8, 2005, by and between Foster Bankshares, Inc. and LaSalle Bank National Association (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 4.2, filed with the SEC on November 12, 2013, SEC file number 000-50245)

Number	Description
10.19
Guarantee Agreement, dated July 8, 2005, by and between Foster Bankshares, Inc. as Guarantor and LaSalle Bank National Association as Guarantee Trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 4.3, filed with the SEC on November 12, 2013, SEC file number 000-50245)

10.20
Employment Agreement, dated August 20, 2013, by and between BBCN Bank and Mark Lee (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on November 12, 2013, SEC file number 000-50245)

10.21
Employment Agreement, dated May 31, 2013, by and between BBCN Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.2, filed with the SEC on August 14, 2013, SEC file number 000-50245)

10.22
Agreement and Plan of Merger, dated as of April 15, 2013, by and among BBCN Bancorp, Inc., Won Merger Sub Corp. and Foster Bankshares, Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 9, 2013, SEC file number 000-50245)

10.23
CEO Employment Agreement, dated April 30, 2013, by and between BBCN Bank and Soobong Min (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.2, filed with the SEC on August 9, 2013, SEC file number 000-50245)

14.1
Director Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2011, filed with the SEC on March 13, 2012, SEC file number 000-50245)

14.2
Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.2, for the year ended December 31, 2011, filed with the SEC on March 13, 2012, SEC file number 000-50245)

23.1	Consent of Crowe Horwath LLP *

23.2	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
________________

*	Filed herewith
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

By	/S/ KEVIN S. KIM	March 3, 2014	Kevin S. Kim
Chairman, President and Chief Executive Officer

By	/S/ DOUGLAS J. GODDARD	March 3, 2014	Douglas J. Goddard
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ STEVEN D. BROIDY	March 3, 2014	Steven D. Broidy
Director

By:	/S/ LOUIS M. COSSO	March 3, 2014	Louis M. Cosso
Director

By:	/S/ JIN CHUL JHUNG	March 3, 2014	Jin Chul Jhung
Director

By:	/S/ PETER Y.S. KIM	March 3, 2014	Peter Y.S. Kim
Director

By:	/S/ SANG HOON KIM	March 3, 2014	Sang Hoon Kim
Director

By:	/S/ CHUNG HYUN LEE	March 3, 2014	Chung Hyun Lee
Director

By:	/S/ JESUN PAIK	March 3, 2014	Jesun Paik
Director

By:	/S/ SCOTT YOON-SUK WHANG	March 3, 2014	Scott Yoon-Suk Whang
Lead Independent Director and Vice Chairman

BBCN BANCORP, INC, AND SUBSIDIARIES

Consolidated Financial Statements at December 31, 2013 and 2012 and
for Each of the Three Years in the Period Ended December 31, 2013 and
Reports of Independent Registered Public Accounting Firms thereon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of BBCN Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BBCN Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows of BBCN Bancorp, Inc. and Subsidiaries (the Company) for the year ended December 31, 2011. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BBCN Bancorp, Inc. and Subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 13, 2012

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2013 AND 2012

	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$96,061	$88,506
Interest bearing deposit at the Federal Reserve Bank ("FRB")	220,644	224,410
Total cash and cash equivalents	316,705	312,916
Securities available for sale, at fair value	705,751	704,403
Loans held for sale, at the lower of cost or fair value	44,115	51,635
Loans receivable, net of allowance for loan losses (December 31, 2013 - $67,320; December 31, 2012 - $66,941)	5,006,856	4,229,311
Other real estate owned ("OREO"), net	24,288	2,698
Federal Home Loan Bank ("FHLB") stock, at cost	27,941	22,495
Premises and equipment, net of accumulated depreciation and amortization (December 31, 2013 - $25,852; December 31, 2012 - $22,201)	30,894	22,609
Accrued interest receivable	13,403	12,117
Deferred tax assets, net	89,297	60,240
Customers’ liabilities on acceptances	5,602	10,493
Bank owned life insurance ("BOLI")	44,770	43,767
Investments in affordable housing partnerships	11,460	13,164
Goodwill	105,401	89,878
Other intangible assets, net	5,184	3,033
Prepaid FDIC insurance	—	7,574
FDIC loss share receivable	1,110	5,797
Other assets	42,422	48,531
Total assets	$6,475,199	$5,640,661

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) December 31, 2013 AND 2012

	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,399,454	$1,184,285
Interest bearing:
Money market and NOW accounts	1,376,068	1,248,304
Savings deposits	222,446	180,686
Time deposits of $100,000 or more	1,498,784	1,088,611
Other time deposits	651,305	682,149
Total deposits	5,148,057	4,384,035
FHLB advances	421,352	420,722
Subordinated debentures	57,410	41,846
Accrued interest payable	4,821	4,355
Acceptances outstanding	5,602	10,493
Other liabilities	28,583	28,106
Total liabilities	5,665,825	4,889,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2013 and December 31, 2012; issued and outstanding, 79,441,525 and 78,041,511 shares at December 31, 2013 and December 31, 2012, respectively	79	78
Additional paid-in capital	540,876	525,354
Retained earnings	278,604	216,590
Accumulated other comprehensive (loss) income, net	(10,185)	9,082
Total stockholders’ equity	809,374	751,104
Total liabilities and stockholders' equity	$6,475,199	$5,640,661

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Year Ended December 31,
	2013	2012	2011

INTEREST INCOME:
Interest and fees on loans	$266,684	$250,583	$145,554
Interest on securities	14,726	16,480	15,501
Interest on federal funds sold and other investments	1,663	822	840
Total interest income	283,073	267,885	161,895
INTEREST EXPENSE:
Interest on deposits	23,321	21,354	20,245
Interest on FHLB advances	4,899	6,229	9,774
Interest on other borrowings	1,798	2,064	2,058
Total interest expense	30,018	29,647	32,077
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	253,055	238,238	129,818
PROVISION FOR LOAN LOSSES	20,000	19,104	27,939
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	233,055	219,134	101,879
NONINTEREST INCOME:
Service fees on deposit accounts	12,838	12,466	6,370
International service fees	4,916	5,038	2,625
Loan servicing fees, net	3,955	4,112	1,533
Wire transfer fees	3,579	3,250	1,555
Other income and fees	5,896	5,459	2,292
Net gains on sales of SBA loans	11,515	8,180	7,354
Net gains on sales of other loans	62	152	33
Net gains on sales and calls of securities available for sale	54	949	1,289
Net valuation gains (losses) on interest rate swaps and caps	—	35	(114)
Net (losses) gains on sales of OREO	(102)	(251)	193
Total noninterest income	42,713	39,390	23,130
NONINTEREST EXPENSE:
Salaries and employee benefits	66,805	56,491	31,629
Occupancy	17,676	15,631	11,833
Furniture and equipment	6,809	5,663	4,033
Advertising and marketing	5,184	5,076	2,486
Data processing and communications	7,595	6,364	3,913
Professional fees	5,194	3,882	2,971
FDIC assessments	3,309	2,442	4,347
Credit related expenses	8,895	9,010	3,789
Merger and integration expense	5,161	3,809	4,713
Prepayment charge on retirement of debt	2	461	6,385
Other	14,984	12,062	6,135
Total noninterest expense	141,614	120,891	82,234
INCOME BEFORE INCOME TAX PROVISION	134,154	137,633	42,775
INCOME TAX PROVISION	52,399	54,410	15,660
NET INCOME	$81,755	$83,223	$27,115
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$—	$(5,640)	$(4,568)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$81,755	$77,583	$22,547
EARNINGS PER COMMON SHARE
Basic	$1.03	$0.99	$0.53
Diluted	$1.03	$0.99	$0.53

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	For Year Ended December 31,
	2013	2012	2011

Net income	$81,755	$83,223	$27,115
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale and interest only strips	(33,035)	1,212	12,337
Reclassification adjustments for gains realized in income(1)	(54)	(949)	(1,289)
Tax (benefit) expense	(13,822)	113	4,661
Change in unrealized gain on securities available for sale and interest only strips	(19,267)	150	6,387

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	—	(44)	(44)
Tax benefit	—	(18)	(18)
Change in unrealized gain on interest-rate caps	—	(26)	(26)
Total other comprehensive (loss) income	(19,267)	124	6,361
Total comprehensive income	$62,488	$83,347	$33,476

(1)	Reclassification adjustments were recognized in net gains on sales of securities available for sale in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, DECEMBER 31, 2010	$64,203	37,983,027	$38	$171,364	$120,361	$2,597
Acquisition of Center Financial Corp	54,158	31,160,884	31	292,646
Issuance of additional stock under public offering, net of offering costs		8,724,475	9	59,869
Issuance of additional shares pursuant to various stock plans		115,866		524
Tax effects of stock plans				138
Stock-based compensation				103
Preferred stock cash dividends accrued (5%)					(3,578)
Accretion of preferred stock discount	989				(989)
Comprehensive income:
Net income					27,115
Other comprehensive income (loss):						6,361
BALANCE, DECEMBER 31, 2011	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		57,259		318
Tax effects of stock plans				20
Stock-based compensation				2,561
Redemption of common stock warrant				(2,189)
Preferred stock cash dividends accrued (5%)					(2,991)
Accretion of preferred stock discount	2,650				(2,650)
Cash dividend declared on common stock ($0.05 per share)					(3,901)
Comprehensive income:
Net income					83,223
Other comprehensive income (loss):						124
BALANCE, DECEMBER 31, 2012	$—	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp,Inc.		632,050	1	8,640
Acquisition of Foster Bankshares, Inc.		180,300		2,567
Issuance of additional shares pursuant to various stock plans		587,664		2,851
Tax effects of stock plans				249
Stock-based compensation				1,215
Cash dividends declared on common stock					(19,741)
Comprehensive income:
Net income					81,755
Other comprehensive income (loss):						(19,267)
BALANCE, DECEMBER 31, 2013	$—	79,441,525	$79	$540,876	$278,604	$(10,185)

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,755	$83,223	$27,115
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(13,434)	(21,363)	8,687
Stock-based compensation expense	1,215	2,561	103
Provision for loan losses	20,000	19,104	27,939
Gain on bargain purchase of Pacific International Bancorp, Inc.	(118)	—	—
Valuation adjustment of loans held for sale	53	703	35
Valuation adjustment of OREO	1,432	2970	1,022
Proceeds from sales of loans	142,115	127,434	105,602
Originations of loans held for sale	(116,233)	(125,972)	(64,752)
Net gains on sales of SBA and other loans	(11,515)	(8,332)	(7,387)
Net change in bank owned life insurance	(1,003)	(1,253)	(788)
Net gains on sales and calls of securities available for sale	(54)	(949)	(1,289)
Net losses (gains) on sales of OREO	102	251	(193)
Net valuation (gains) losses on interest rate swaps and caps	—	(35)	114
Change in accrued interest receivable	60	1,322	457
Change in deferred income taxes	15,767	11,834	8,696
Change in prepaid FDIC insurance	7,574	2,146	4,219
Change in investments in affordable housing partnership	1,704	2,203	1,068
Change in FDIC loss share receivable	4,687	5271	33
Change in other assets	10,201	(7,792)	(6,664)
Change in accrued interest payable	466	(2,164)	(2,122)
Change in other liabilities	(10,571)	13,308	(5,313)
Net cash provided by operating activities	134,203	104,470	96,582
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(402,172)	(549,510)	(245,979)
Proceeds from sales of securities available for sale	174,314	28,446	139,458
Proceeds from sales of OREO	3,808	5,929	4,847
Proceeds from matured term federal funds	—	100,000	10,000
Proceeds from sales of equipment	—	3	—
Purchase of premises and equipment	(9,194)	(6,835)	(1,168)
Purchase of securities available for sale	(208,352)	(184,279)	(236,033)
Purchase of FHLB stock	(1,969)	—	—
Redemption of FHLB Stock	66	4,878	2,875
Proceeds from matured, called or paid-down securities available for sale	6,636	186,419	183,945
Redemption of FRB stocks	—	—	6,367
Purchase of term federal funds	—	(60,000)	—
Net cash received from acquisition - Pacific International Bancorp, Inc.	25,967	—	—
Net cash received from acquisition - Foster Bankshares, Inc.	33,486	—	—
Net cash received from merger - Center	—	—	325,993
Net cash (used in) provided by investing activities	(377,410)	(474,949)	190,305

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2013	2012	2011
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	299,755	446,230	(62,628)
Net change in secured borrowings	—	—	(12,541)
Redemption of subordinated debenture	(4,124)	(10,400)	—
Redemption of preferred stock	—	(122,000)	—
Payment of cash dividends on preferred and common Stock	(19,741)	(7,549)	(3,350)
Proceeds from FHLB advances	180,000	825,000	—
Repayment of FHLB advances	(211,745)	(746,145)	(140,982)
Issuance of additional common stock	—	—	59,869
Issuance of additional stock pursuant to various stock plans	2,851	338	524
Redemption of common stock warrant	—	(2,189)	—
Net cash provided by (used in) financing activities	246,996	383,285	(159,108)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,789	12,806	127,779
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	312,916	300,110	172,331
CASH AND CASH EQUIVALENTS, END OF PERIOD	$316,705	$312,916	$300,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$29,552	$31,811	$30,388
Income taxes paid	$23,650	$31,289	$17,876
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$9,263	$4,224	$8,078
Transfer from loan receivables to loans held for sale	$6,900	$3,061	$31,471
Non-cash goodwill adjustment, net	$—	$595	$—
Center merger
Assets acquired	$—	$—	$2,251,884
Liabilities assumed	$—	$—	$1,993,014
Assumption of 55,000 shares of new series of preferred stock to the Treasury Department's TARP Capital Purchase Program	$—	$—	$54,158
Pacific International Bancorp, Inc. Acquisition
Assets acquired	$183,618	$—	—
Liabilities assumed	$167,587	$—	—
Foster Bankshares, Inc. Acquisition
Assets acquired	$350,049	$—	—
Liabilities assumed	$360,809	$—	—

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BBCN Bancorp, Inc., formerly named Nara Bancorp, Inc., is a bank holding company headquartered in Los Angeles, California. BBCN Bank, formerly named Nara Bank, opened for business in June 1989 under the name United Citizens National Bank as a national banking association, was renamed “Nara Bank, National Association” in January 1994 and, in January 2005, became Nara Bank upon converting to a California state-chartered bank in connection with its holding company reorganization transaction. On November 30, 2011, Nara Bancorp, Inc. merged with Center Financial Corporation ("Center Financial" or "Center") in a merger of equals transaction. Concurrently with the merger, Nara Bancorp, Inc. changed its name to BBCN Bancorp, Inc. At the bank level, Nara Bank merged into Center Bank, and concurrently with the merger, Center Bank changed its name to BBCN Bank.
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
Cash Flows—Cash and cash equivalents include cash and due from banks, interest earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2013. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2013 and 2012, we did not own securities in this category;

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
Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
Derivative Financial Instruments and Hedging Transactions—As part of our asset and liability management strategy, we may enter into derivative financial instruments, such as interest rate swaps, caps and floors with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. The Company’s interest rate swaps and caps involve the exchange of fixed rate and variable rate interest payment obligations without the exchange of the underlying notional amounts and are therefore accounted for as stand alone derivatives. Changes in the fair value of the stand alone derivatives are reported in earnings as noninterest income. As part of the Company’s overall risk management, the Company’s Asset Liability Committee, which meets monthly, monitors and measures interest rate risk and the sensitivity of assets and liabilities to interest rate changes, including the impact of derivative transactions.
During the first quarter of 2010, the Company entered into a three-year interest rate cap agreement which expired in February 2013. Under this cap agreement, the Company received quarterly payments from the counterparty when the quarterly resetting 3 Month London-Interbank Offered Rate exceeded the strike level of 2.00%.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The interest rate cap agreement was considered “free-standing” due to the non-designation of a hedge relationship to any of the Company's financial assets or liabilities. Under FASB ASC 815, valuation gains or losses on interest rate caps not designated as hedging instruments are recognized in earnings. The effect of derivative instruments on the Consolidated Statements of Income during the year ended December 31, 2013 and 2013 was $0 and $9 thousand, respectively.
Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of any unearned interest, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest on loans is credited to income as earned and is accrued only if deemed collectible. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services, are recorded as income when collected.
SBA Loans—Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.
Acquired Loans—Loans that the Company acquires are recorded at fair value with no carryover of the related allowance for loan losses. On the date of acquisition, the Company considers all acquired classified loans credit impaired loans ("Acquired Credit Impaired Loans" or "ACILs") under the provisions of Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. On the date of acquisition, acquired Pass graded loans ("Acquired Performing Loans" or "APLs") are not accounted for under ASC 310-30. Acquired loans are placed in pools with similar risk characteristics and recorded at fair value as of the acquisition date.
For ACILs, the cash flows expected to be received over the life of the pools were estimated by management with the assistance of a third party valuation specialist. These cash flows were utilized in calculating the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions are periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash expected to be collected over the pools' carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective interest yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. Changes in the accretable yield is disclosed quarterly.
For ACILs, the excess of the contractual balances due over the cash flows expected to be collected is considered to be nonaccretable difference. The nonaccretable difference represents our estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the date of acquisition. Subsequent to the date of acquisition, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at the acquisition date are recognized by recording a provision for loan losses.
ACILs that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if management can reasonably estimate the timing and amount of the expected cash flows on such loans and if management expects to fully collect the new carrying value of the loans. As such, management may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. Management has determined that future cash flows are reasonably estimable on any such acquired loans that are past due 90 days or more and accruing interest. Management expects to fully collect the carrying value of the loans.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The Company has capitalized $4.7 million, $2.0 million and $1.3 million of servicing assets during 2013, 2012 and 2011, respectively, and amortized $2.0 million, $1.3 million and $706 thousand during the years ended December 31, 2013, 2012 and 2011, respectively. The carrying amount of servicing assets was $8.9 million and $6.3 million at December 31, 2013 and 2012, respectively, and is included in other assets in the accompanying consolidated statements of financial condition. No impairment charges were required in 2013, 2012, or 2011.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2013, 2012, or 2011.
Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred credit losses that are inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.
For all loan classes, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, may be considered troubled debt restructurings and classified as impaired. Factors considered by management in determining whether a loan is impaired include payment status, collateral values, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not deemed to be impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment. The Company further segregates these segments between loans accounted for under the amortized cost method (referred to as "Legacy Loans") and acquired loans (referred to as "Acquired Loans"), as Acquired Loans were originally recorded at fair value with no carryover of the related allowance for loan losses. For the Legacy Loans, the historical loss experience is based on the actual loss history experienced by the Company. The loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following major portfolio segments have been identified: real estate loans (residential, commercial, and construction), commercial business loans, trade finance loans, and consumer/other loans. Due to the overall high level of real estate loans within the loan portfolio as a whole, as compared to other portfolio segments, for risk assessment and allowance purposes this segment was segregated into more granular pools by collateral property type. Construction and land loans have the highest qualitative adjustments for economic and other credit risk factors, such as the incomplete status of the collateral and deleterious effect of the recent economic downturn on these types of properties during, but total balances in these portfolio segments are not a concentration in the overall portfolio. The commercial real estate loan portfolio segment as a whole had the next highest level of qualitative adjustments due to the effects of local markets and economies on the underlying collateral property values, as well as for industry concentrations and risks related to the commercial business tenants. Commercial real estate loans secured by hotels, golf courses, and gas station/car washes pose an industry concentration risk within this portfolio segment, have historically shown higher credit risk than in other collateral property types, and were negatively impacted by the effect of the recent poor economy on the hospitality and recreation industries as well as increasing fuel and travel costs. These factors resulted in higher qualitative adjustments made to these sub-portfolio segments. Within the commercial business and trade finance portfolio segments, risk analysis is performed based on concentrations within industries, as well as by individual loan type. Commercial business loans granted under various SBA-guaranteed programs show higher historical risks as these loans are made to small businesses which were more negatively impacted by the economic issues of the past few years. This impact resulted in increased qualitative adjustments for this sub-portfolio segment during the year. Trade finance loans show minimal historical losses and have the lowest level of inherent risk as they are generally structured for transaction based funding and businesses within this portfolio segment were less impacted by local market downturns. Qualitative adjustments made to this portfolio segment are generally minor as a result.
Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Upon disposition of an impaired loan, any unpaid balance is charged off to the allowance for loan losses.
FHLB Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:
Buildings                15-30 years
Furniture, fixture, and equipment    3-7 years
Computer equipment            5 years
Computer software            3 years
Leasehold improvement        life of lease or improvements, whichever is shorter
OREO—OREO, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.
FDIC Loss Share Receivable—In conjunction with the FDIC-assisted acquisition of Innovative Bank by Center Financial in 2011, Center Bank entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. At the date of merger with Center Financial, consistent with Center Financial's accounting treatment, we elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income over the life of the FDIC loss share receivable.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The FDIC loss share receivable is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in the cash flows of the covered assets over those expected will reduce the FDIC loss share receivable and any decreases in cash flows of the covered assets under those expected will increase the FDIC loss share receivable. Increase and decrease to the FDIC loss share receivable are recorded as adjustments to noninterest income.
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
In accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company makes a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is bypassed. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value.
Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangibles are amortized over a seven to 10 year period.
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
Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to use any net unrealized built in losses and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years). As a result of the acquisition on February 14, 2013 of Pacific International Bancorp Inc. ("PIB") and on August 12, 2013 of Foster Bankshares Inc. ("Foster"), both PIB and Foster underwent a greater than 50% ownership change. Except for the limitation on PIB's net operating loss carryforward, there is expected to be no limitation on the use of either PIB’s or Foster’s tax attributes because neither company has a net unrealized built in loss. PIB is expected to fully utilized the net operating loss carryforward before it expires with the application of the annual limitation. However, future transactions, such as issuances of common stock or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

outstanding common stock for their own account, could trigger future Section 382 limitations on the Company's use of tax attributes.
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
Equity—The Company accrues for preferred stock dividends as earned and for common stock dividends as declared. Preferred stock dividends of $0 and $3.6 million were paid in 2013 and 2012 and there were no preferred stock dividends accrued but unpaid at December 31, 2013 and 2012. Common stock dividends of $19.7 million and $3.9 million were paid in 2013 and 2012. There were no common stock dividends declared but unpaid at December 31, 2013 and 2012. Accrued preferred and common stock dividends are included in other liabilities.
BOLI—The Company has purchased life insurance policies on certain key executives and directors. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2013 or 2012.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 12 Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Use of Estimates in the Preparation of Consolidated Financial Statements—The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, determining the carrying value for cash surrender value of life insurance, carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, determination of the fair values of other real estate owned, accounting for ACILs, accounting for FDIC receivable, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments and the valuation of servicing assets.
Reclassifications—Some items in the prior year financial statements were reclassified to conform to the current presentation.
Recent Accounting Pronouncements
ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements.
ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
Newly Issued But Not Yet Effective Accounting Pronouncements
ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company will review the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.
ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans uponforeclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

2.	BUSINESS COMBINATIONS
Acquisition of Foster
On August 13, 2013, the Company completed the acquisition of Foster, the holding company of Foster Bank. The Company acquired Foster in order to expand its market in Illinois and into Virginia. Foster's primary subsidiary, Foster Bank, operated eight branches in Illinois and one branch in Virginia.
Under the terms of the acquisition agreement, Foster shareholders were able to elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. As of December 31, 2013, the Company issued 180,300 shares of Company common stock in exchange for 68,619 shares of Foster common stock, paid $1.9 million for 58,906 shares of Foster common stock and there were 4,475 shares of Foster common stock that had not been redeemed. At December 31, 2013, the accrued liability for the unredeemed Foster common shares was $276 thousand.
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued in exchange for Foster common stock	$2,567
Cash paid for the redemption of Foster common stock	1,922
Liability for unredeemed Foster common stock	276
Total consideration paid	$4,765

Assets Acquired:
Cash and cash equivalents	$42,883
Investment securities available for sale	4,844
Loans, net	255,297
FRB and FHLB stock	1,714
OREO	14,251
Premises and equipment	4,733
Core deposit intangibles	2,763
Deferred tax assets, net	21,211
Other assets	2,353
Liabilities Assumed:
Deposits	(321,596)
Borrowings	(18,045)
Subordinated debentures	(15,309)
Other liabilities	(5,859)
Total identifiable net assets	$(10,760)
Excess of consideration paid over fair value of net assets acquired (goodwill)	$15,525
The assets and liabilities of Foster were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The purchase price may change as additional information becomes available and when unredeemed Foster shares are redeemed. The fair values of the net deferred tax assets, loans, and certain liabilities assumed from Foster were provisional and adjustments to the provisional amounts may occur during the measurement period as the Company obtains additional information about the facts and circumstances that existed as of the acquisition date.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The $15.5 million of goodwill recognized in the Foster acquisition represent the future economic benefit arising from the acquisition including the creation of a platform that can support future operations and strengthening the Company's existing presence in the Chicago metropolitan market and expansion into the Virginia market. Goodwill is not amortized for book purposes and is not deductible for tax purposes.
Acquisition of PIB
On February 15, 2013, the Company completed the acquisition of PIB, a Seattle based company, pursuant to an Agreement and Plan of Merger, dated October 22, 2012. The Company acquired PIB in order to increase the Company's presence in terms of branch offices and deposit market share in the Seattle market. PIB's primary subsidiary, Pacific International Bank, a Washington state-chartered bank, operated four bank branches in the Seattle metropolitan area.
In connection with the acquisition, the consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued	$8,437
Cash in lieu of fractional shares paid to PIB stockholders	1
Redemption of Preferred Stock	7,475
Total consideration paid	$15,913

Assets Acquired:
Cash and cash equivalents	$25,968
Investment securities available for sale	7,810
Loans, net	131,589
FRB and FHLB stock	1,829
OREO	3,418
Deferred tax assets, net	9,886
Core deposit intangibles	604
Other assets	2,514
Liabilities Assumed:
Deposits	(143,665)
Borrowings	(14,698)
Subordinated debentures	(4,108)
Other liabilities	(5,116)
Total identifiable net assets	$16,031
Bargain purchase gain	$118

The bargain purchase gain from the PIB acquisition was recorded in other income in the Consolidated Statements of Income.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition are $279.7 million and $235.1 million, respectively for Foster and $126.0 million and $107.6 million, respectively for PIB, as of December 31, 2013.
Pro Forma Information
The operating results of Foster and PIB from the dates of acquisitions through December 31, 2013 are included in the Condensed Consolidated Statement of Income for 2013 and are not material to the total consolidated operating results for the year ended December 31, 2013.
The following unaudited combined pro forma information presents the operating results for the year ended December 31, 2013 and 2012, as if the Foster and PIB acquisitions had occurred on January 1, 2012:

	2013	2012
	(In thousands, except share data)
Net Interest income	$264,040	$264,669
Net income	$84,304	$74,949

Pro forma earnings per share:
Basic	$1.07	$0.88
Diluted	$1.06	$0.88
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
Acquisition-Related Expenses
The Company incurred acquisition-related expenses associated with the Foster and PIB acquisitions which were reflected on the Company's income statement. During the year ended December 31, 2013, the Company incurred $4.0 million and $1.1 million in expenses related to the Foster and PIB acquisitions, respectively. These expenses are comprised primarily of salaries and benefits, occupancy expenses, professional services, and other noninterest expense.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2013 and 2012:

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$286,608	$1,104	$(13,611)	$274,101
Mortgage-backed securities	409,165	3,620	(7,789)	404,996
Trust preferred securities	4,516	—	(819)	3,697
Municipal bonds	5,687	319	(70)	5,936
Total debt securities	705,976	5,043	(22,289)	688,730
Mutual funds	17,425	—	(404)	17,021
	$723,401	$5,043	$(22,693)	$705,751
	At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$249,373	$5,649	$(110)	$254,912
Mortgage-backed securities	415,925	10,277	(662)	425,540
Trust preferred securities	4,502	—	(665)	3,837
Municipal bonds	4,506	612	—	5,118
Total debt securities	674,306	16,538	(1,437)	689,407
Mutual funds	14,710	286	—	14,996
	$689,016	$16,824	$(1,437)	$704,403

As of December 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
The proceeds from sales of securities and the associated gains are listed below:

	2013	2012	2011
	(in thousands)
Proceeds	$6,634	$28,446	$139,458
Gross gains	54	949	1,219
Gross losses	—	—	—

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	350
Due after five years through ten years	3,883	4,170
Due after ten years	5,980	5,113
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	286,608	274,101
Mortgage-backed securities	409,165	404,996
Mutual funds	17,425	17,021
	$723,401	$705,751

Securities with carrying values of approximately $360.6 million and $338.6 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
Securities with gross unrealized losses, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated, are as follows:

	At December 31, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	21	$198,713	$(12,460)	3	$13,381	$(1,151)	24	$212,094	$(13,611)
Mortgage-backed securities*	29	203,276	(7,293)	7	14,793	(496)	36	218,069	(7,789)
Municipal bonds	1	1,112	(70)	—	—	—	1	1,112	(70)
Trust preferred securities	—	—	—	1	3,697	(819)	1	3,697	(819)
Mutual funds	1	13,021	(404)	—	—	—	1	13,021	(404)
	52	$416,122	$(20,227)	11	$31,871	$(2,466)	63	$447,993	$(22,693)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	At December 31, 2012
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	3	$18,009	$(110)	—	$—	$—	3	$18,009	$(110)
Mortgage-backed securities*	7	32,406	(597)	3	8,251	(64)	10	40,657	(661)
Trust preferred securities	—	—	—	1	3,837	(665)	1	3,837	(665)
Mutual funds	—	—	—	—	—	—	—	—	—
	10	$50,415	$(707)	4	$12,088	$(729)	14	$62,503	$(1,436)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value of the securities has been less than our cost for the securities, and management's intention to sell, or whether it is more likely than not that management will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company has certain trust preferred securities, collateralized mortgage obligations, and mortgage-backed securities that were in a continuous loss position for twelve months or longer as of December 31, 2013. The trust preferred securities had an amortized cost of $4.5 million and an unrealized loss of $819 thousand at December 31, 2013 and are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligor. The collateralized mortgage obligations and mortgage-backed securities were in an unrealized loss position at December 31, 2013. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings ("AA" grade or better). The interest on the securities that were in an unrealized loss position have been paid as agreed, and management believes this will continue in the future and that the securities will be paid in full as scheduled. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of the Company's ability to fully recover this investment, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2013.
The Company considers the losses on our investments in unrealized loss positions at December 31, 2013 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,039	$9,247
Commercial & industrial	3,821,163	3,100,466
Construction	72,856	65,045
Total real estate loans	3,904,058	3,174,758
Commercial business	949,093	921,556
Trade finance	124,685	152,070
Consumer and other	98,507	49,954
Total loans outstanding	5,076,343	4,298,338
Less: deferred loan fees	(2,168)	(2,086)
Gross loans receivable	5,074,175	4,296,252
Less: allowance for loan losses	(67,320)	(66,941)
Loans receivable, net	$5,006,855	$4,229,311

Our loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method Legacy Loans and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses Acquired Loans. The Acquired Loans are further segregated between ACILs and APLs.

The following table presents changes in the accretable discount on the ACILs for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$18,652	$31,999
Additions due to mergers and acquisitions	19,873	—
Accretion	(15,590)	(14,135)
Changes in expected cash flows	24,463	788
Balance at end of period	$47,398	$18,652

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the ACILs is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income, 2) indicies for variable rates of interest on ACILs may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013 and 2012:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
December 31, 2012
Balance, beginning of period	$39,040	$20,681	$1,786	$445	$—	$—	$—	$—	$61,952
Provision for loan losses	7,098	3,700	403	673	4,824	1,903	303	200	19,104
Loans charged off	(6,770)	(9,406)	—	(568)	(411)	(945)	(300)	(380)	(18,780)
Recoveries of charged offs	2,137	1,515	160	108	305	157	—	283	4,665
Balance, end of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

December 31, 2013
Balance, beginning of period	41,505	16,490	2,349	658	4,718	1,115	3	103	66,941
Provision (credit) for loan losses	665	2,491	7,517	169	7,880	1,319	(3)	(38)	20,000
Loans charged off	(2,406)	(4,022)	(7,213)	(524)	(6,123)	(1,738)	—	(43)	(22,069)
Recoveries of charged offs	304	1,837	—	158	7	100	—	42	2,448
Balance, end of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

The following tables disaggregate the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,578	$5,183	$159	$32	$1,092	$622	$—	$—	$12,666
Collectively evaluated for impairment	34,490	11,613	2,494	429	612	174	—	64	49,876
Loans acquired with credit deterioration	—	—	—	—	4,778	—	—	—	4,778
Total	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

Loans outstanding:
Individually evaluated for impairment	$49,177	$37,314	$5,692	$535	$19,992	$2,792	$—	$767	$116,269
Collectively evaluated for impairment	3,076,924	778,350	117,249	32,421	613,696	84,325	—	31,802	4,734,767
Loans acquired with credit deterioration	—	—	—	—	144,269	46,312	1,744	32,982	225,307
Total	$3,126,101	$815,664	$122,941	$32,956	$777,957	$133,429	$1,744	$65,551	$5,076,343

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	December 31, 2012
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,723	$3,084	$96	$—	$183	$1,074	$—	$—	$9,160
Collectively evaluated for impairment	36,782	13,406	2,253	658	—	41	3	103	53,246
Loans acquired with credit deterioration	—	—	—	—	4,535	—	—	—	4,535
Total	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941

Loans outstanding:
Individually evaluated for impairment	$37,394	$23,951	$6,199	$536	$17,951	$3,323	$—	$802	$90,156
Collectively evaluated for impairment	2,387,080	729,904	144,173	27,284	628,449	114,621	242	18,257	4,050,010
Loans acquired with credit deterioration	—	—	—	—	103,884	49,757	1,456	3,075	158,172
Total	$2,424,474	$753,855	$150,372	$27,820	$750,284	$167,701	$1,698	$22,134	$4,298,338
As of December 31, 2013 and December 31, 2012, the liability for unfunded commitments was $885 thousand and $802 thousand, respectively. For the year ended December 31, 2013 and 2012, the recognized provision for credit losses related to unfunded commitments was $83 thousand and $116 thousand.
The recorded investment in individually impaired loans was as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
With Allocated Allowance
Without charge-off	$85,920	$65,526
With charge-off	851	2,599
With No Allocated Allowance
Without charge-off	23,160	17,536
With charge-off	6,338	4,495
Allowance on Impaired Loans	(12,666)	(9,160)
Impaired Loans, net of allowance	$103,603	$80,996

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail impaired loans (Legacy and Acquired) by portfolio segment as of December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013 and 2012. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of December 31, 2013			For the year ended December 31, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	7,318	7,451	827	7,783	181
Hotel & Motel	11,920	12,744	2,841	11,432	550
Gas Station & Car Wash	3,145	3,236	519	2,090	117
Mixed Use	930	953	212	1,108	43
Industrial & Warehouse	12,398	12,470	810	9,496	323
Other	10,262	10,351	1,461	9,826	405
Real Estate—Construction	—	—	—	—	—
Commercial Business	34,663	36,472	5,805	27,010	1,572
Trade Finance	5,600	5,628	159	5,313	41
Consumer and Other	535	535	32	348	23
	$86,771	$89,840	$12,666	$74,406	$3,255
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	4,025	6,591	—	3,428	45
Hotel & Motel	6,502	10,498	—	6,304	—
Gas Station & Car Wash	4,845	8,273	—	3,803	139
Mixed Use	845	912	—	697	—
Industrial & Warehouse	3,806	7,204	—	3,958	10
Other	1,548	3,647	—	3,043	—
Real Estate—Construction	1,625	1,625	—	1,670	89
Commercial Business	5,443	8,437	—	2,770	25
Trade Finance	92	7,279	—	18	—
Consumer and Other	767	831	—	1,067	—
	$29,498	$55,297	$—	$26,758	$308
Total	$116,269	$145,137	$12,666	$101,164	$3,563

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2013			For the year ended December 31, 2013
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	391	397	15	1,084	14
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	794	885	341	485	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	5,128	5,200	612	6,323	—
Other	1,362	1,412	124	1,819	43
Real Estate—Construction	—	—	—	—	—
Commercial Business	1,984	3,354	622	2,827	5
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,659	$11,248	$1,714	$12,538	$62
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,244	2,216	—	953	14
Hotel & Motel	6,441	8,676	—	6,169	—
Gas Station & Car Wash	1,614	2,109	—	1,366	62
Mixed Use	—	—	—	—	—
Industrial & Warehouse	1,883	3,446	—	2,482	10
Other	1,135	1,547	—	1,600	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	808	948	—	291	—
Trade Finance	—	—	—	—	—
Consumer and Other	767	831	—	779	—
	$13,892	$19,773	$—	$13,640	$86
Total	$23,551	$31,021	$1,714	$26,178	$148

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012			For the year ended December 31, 2012
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	5,477	5,610	1,167	3,512	255
Hotel & Motel	8,990	8,995	1,860	17,536	426
Gas Station & Car Wash	1,892	2,440	73	2,908	—
Mixed Use	900	976	250	3,182	—
Industrial & Warehouse	2,074	2,153	567	3,052	66
Other	16,184	16,389	989	14,322	805
Real Estate—Construction	—	—	—	26	—
Commercial Business	26,354	29,073	4,158	25,227	1,252
Trade Finance	6,199	7,173	96	3,510	248
Consumer and Other	55	56	—	119	4
	$68,125	$72,865	$9,160	$73,394	$3,056
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	2,516	5,404	—	1,602	48
Hotel & Motel	6,212	8,202	—	1,365	—
Gas Station & Car Wash	1,731	4,359	—	1,775	—
Mixed Use	899	923	—	180	—
Industrial & Warehouse	4,392	6,450	—	4,408	160
Other	2,371	6,283	—	2,598	—
Real Estate—Construction	1,710	1,710	—	1,710	111
Commercial Business	920	1,368	—	8,028	18
Trade Finance	—	—	—	946	—
Consumer and Other	1,280	1,316	—	357	20
	$22,031	$36,015	$—	$22,969	$357
Total	$90,156	$108,880	$9,160	$96,363	$3,413

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012			For the year ended December 31, 2012
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,286	1,286	9	920	64
Hotel & Motel	—	—	—	3,676	—
Gas Station & Car Wash	—	—	—	57	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	832	887	2	331	36
Other	4,272	4,461	172	1,711	288
Real Estate—Construction	—	—	—	—	—
Commercial Business	2,974	3,072	1,074	1,625	26
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,364	$9,706	$1,257	$8,320	$414
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	800	840	—	161	48
Hotel & Motel	5,990	7,375	—	1,198	—
Gas Station & Car Wash	774	1,865	—	608	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	3,190	3,302	—	2,005	160
Other	807	3,156	—	993	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	349	681	—	680	15
Trade Finance	—	—	—	—	—
Consumer and Other	802	836	—	160	—
	$12,712	$18,055	$—	$5,805	$223
Total	$22,076	$27,761	$1,257	$14,125	$637

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31, 2011
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	3,476	34
Hotel & Motel	14,581	1,013
Gas Station & Car Wash	2,825	95
Mixed Use	1,561	158
Industrial & Warehouse	4,819	310
Other	6,195	298
Real Estate—Construction	2,504	—
Commercial Business	23,133	538
Trade Finance	899	71
Consumer and Other	—	—
	$59,993	$2,517
With No Related Allowance
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	6,199	—
Hotel & Motel	4,722	—
Gas Station & Car Wash	2,584	—
Mixed Use	2,157	—
Industrial & Warehouse	3,150	—
Other	10,596	—
Real Estate—Construction	3,280	113
Commercial Business	12,432	203
Trade Finance	758	30
Consumer and Other	145	—
	$46,023	$346
Total	$106,016	$2,863

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

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
The following tables present the aging of past due loans as of December 31, 2013 and December 31, 2012 by class of loans:

	As of December 31, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans	Total Delinquent loans
	(In thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	122	—	—	122	4,363	4,485
Hotel & Motel	—	—	—	—	121	121
Gas Station & Car Wash	1,038	—	—	1,038	2,228	3,266
Mixed Use	—	—	—	—	974	974
Industrial & Warehouse	215	—	—	215	1,923	2,138
Other	—	—	—	—	1,398	1,398
Real estate—Construction	—	—	—	—	—	—
Commercial business	780	244	—	1,024	6,402	7,426
Trade finance	—	—	—	—	1,031	1,031
Consumer and other	54	22	—	76	—	76
Subtotal	$2,209	$266	$—	$2,475	$18,440	$20,915
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	2,024	—	—	2,024	1,030	3,054
Hotel & Motel	—	—	—	—	6,441	6,441
Gas Station & Car Wash	1,068	—	—	1,068	1,339	2,407
Mixed Use	576	—	—	576	—	576
Industrial & Warehouse	121	—	—	121	6,890	7,011
Other	516	1,729	—	2,245	1,376	3,621
Real estate—Construction	—	—	—	—	—	—
Commercial business	524	703	5	1,232	2,708	3,940
Trade finance	—	—	—	—	—	—
Consumer and other	284	74	—	358	930	1,288
Subtotal	$5,113	$2,506	$5	$7,624	$20,714	$28,338
TOTAL	$7,322	$2,772	$5	$10,099	$39,154	$49,253

(1)	The Acquired Loan balances exclude ACILs of $9.7 million, $2.5 million and $43.8 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans	Total Delinquent loans
	(In Thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	87	—	—	87	3,316	3,403
Hotel & Motel	—	—	—	—	437	437
Gas Station & Car Wash	359	—	—	359	2,848	3,207
Mixed Use	34	—	—	34	1,799	1,833
Industrial & Warehouse	—	—	—	—	1,950	1,950
Other	—	115	—	115	2,379	2,494
Real estate—Construction	—	—	—	—	—	—
Commercial business	298	234	—	532	4,942	5,474
Trade finance	—	—	—	—	869	869
Consumer and other	190	—	—	190	—	190
Subtotal	968	349	—	1,317	18,540	19,857
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	75	—	—	75	—	75
Hotel & Motel	—	—	—	—	5,990	5,990
Gas Station & Car Wash	—	1,109	—	1,109	774	1,883
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	—	3,278	—	3,278	—	3,278
Other	15	—	—	15	937	952
Real estate—Construction	—	—	—	—	—	—
Commercial business	220	285	—	505	2,442	2,947
Trade finance	—	—	—	—	—	—
Consumer and other	98	17	—	115	970	1,085
Subtotal	$408	$4,689	$—	$5,097	$11,113	$16,210
TOTAL	$1,376	$5,038	$—	$6,414	$29,653	$36,067

(1)	The Acquired Loan balances exclude ACILs of $7.0 million, $12.1 million and $17.7 million that were 30-59 days, 60-89 days and 90 or more days past due, respectively.
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
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2013 and December 31, 2012 by class of loans:

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$8,070	$—	$—	$—	$8,070
Real estate—Commercial
Retail	842,815	858	14,365	—	858,038
Hotel & Motel	568,263	1,841	13,661	—	583,765
Gas Station & Car Wash	455,205	—	10,854	—	466,059
Mixed Use	259,788	360	3,324	—	263,472
Industrial & Warehouse	251,993	4,116	12,056	—	268,165
Other	589,895	3,928	11,493	359	605,675
Real estate—Construction	71,231	—	1,626	—	72,857
Commercial business	759,956	12,756	42,952	—	815,664
Trade finance	91,055	22,589	9,297	—	122,941
Consumer and other	32,389	32	535	—	32,956
Subtotal	$3,930,660	$46,480	$120,163	$359	$4,097,662
Acquired Loans:
Real estate—Residential	$1,066	$284	$619	$—	$1,969
Real estate—Commercial
Retail	237,325	9,319	28,128	94	274,866
Hotel & Motel	109,138	7,134	14,836	179	131,287
Gas Station & Car Wash	35,356	1,621	14,440	245	51,662
Mixed Use	32,992	1,467	5,316	—	39,775
Industrial & Warehouse	92,570	3,525	19,720	—	115,815
Other	133,752	6,698	21,573	560	162,583
Real estate—Construction	—	—	—	—	—
Commercial business	94,854	10,266	26,245	2,064	133,429
Trade finance	1,744	—	—	—	1,744
Consumer and other	51,036	2,695	7,460	4,360	65,551
Subtotal	$789,833	$43,009	$138,337	$7,502	$978,681
Total	$4,720,493	$89,489	$258,500	$7,861	$5,076,343

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
		(In thousands)
Legacy Loans:
Real estate—Residential	$9,223	$—	$24	$—	$9,247
Real estate—Commercial
Retail	589,720	3,584	12,303	—	605,607
Hotel & Motel	453,908	1,894	16,795	—	472,597
Gas Station & Car Wash	370,803	1,288	9,982	—	382,073
Mixed Use	233,687	2,131	3,423	—	239,241
Industrial & Warehouse	202,066	1,010	4,295	370	207,741
Other	431,686	1,219	17,084	—	449,989
Real estate—Construction	56,270	—	1,710	—	57,980
Commercial business	726,073	6,164	21,514	104	753,855
Trade finance	136,197	7,976	6,199	—	150,372
Consumer and other	26,801	13	1,006	—	27,820
Subtotal	$3,236,434	$25,279	$94,335	$474	$3,356,522
Acquired Loans:
Real estate—Residential	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	225,982	6,469	17,331	—	249,782
Hotel & Motel	105,032	16,150	13,215	—	134,397
Gas Station & Car Wash	33,360	7,192	4,119	—	44,671
Mixed Use	34,927	3,826	6,526	—	45,279
Industrial & Warehouse	114,616	1,385	9,470	—	125,471
Other	121,666	4,473	17,479	—	143,618
Real estate—Construction	1,093	—	5,972	—	7,065
Commercial business	119,026	14,057	34,047	571	167,701
Trade finance	242	334	1,122	—	1,698
Consumer and other	17,292	424	4,329	89	22,134
Subtotal	$773,236	$54,310	$113,610	$660	$941,816
Total	$4,009,670	$79,589	$207,945	$1,134	$4,298,338

The following table presents loans sold from loans held for investment or transferred from held for investment to held for sale during the year ended December 31, 2013 and 2012 by portfolio segment:

	Year Ended December 31,
	2013	2012
Sales or reclassification to held for sale
Real estate - Commercial	$6,900	$3,061
Total	$6,900	$3,061

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
The Migration Analysis is a formula methodology based on the Bank's actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis is centered on the Bank's internal credit risk rating system. Our internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a historical loss migration methodology. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance to the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For the APLs, a general loan loss allowance is provided to the extent that there has been credit deterioration since the acquisition date.
Additionally, in order to systematically quantify the credit risk impact of other trends and changes within the loan portfolio, the Bank utilizes qualitative adjustments to the Migration Analysis within established parameters. The parameters for making adjustments are established under a Credit Risk Matrix that provides seven possible scenarios for each of the factors below. The matrix allows for up to three positive (major, moderate, and minor), three negative (major, moderate, and minor), and one neutral credit risk scenarios within each factor for each loan type pool. Generally, the factors are considered to have no significant impact (neutral) to our historical migration ratios. However, if information exists to warrant adjustment to the Migration Analysis, changes are made in accordance with the established parameters supported by narrative and/or statistical analysis. The Credit Risk Matrix and the nine possible scenarios enable the Bank to qualitatively adjust the Loss Migration Ratio by as much as 50 basis points in either direction (positive or negative) for each loan type pool. This matrix considers the following nine factors, which are patterned after the guidelines provided under the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Changes in national and local economic and business conditions and developments, including the condition of various market segments.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of lending management and staff.

•	Changes in the trends of the volume and severity of past due loans, Classified Loans, nonaccrual loans, troubled debt restructurings and other loan modifications.

•	Changes in the quality of our loan review system and the degree of oversight by the Directors.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

•	The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated losses in our loan portfolio.
The Company also establishes specific loss allowances for loans where we have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, we obtain a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, the Company either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal re-valuation of the collateral is performed by qualified personnel. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, we then recognize impairment by creating or adjusting an existing valuation

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For commercial business loans, real estate loans and certain consumer loans, the Company bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan's effective interest rate or on the fair value of the loan's collateral, less estimated costs to sell, if the loan is collateral dependent. Management evaluates most consumer loans for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions and in the type of collateral.
The allowance for loan losses for ACILs is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on management's estimate of future credit losses over the remaining life of the loans.
The following table presents loans by portfolio segment and impairment method at December 31, 2013 and December 31, 2012:

	As of December 31, 2013
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$67,544	$1,625	$40,106	$5,692	$1,302	$116,269
Specific allowance	$—	$6,670	$—	$5,805	$159	$32	$12,666
Loss coverage ratio	N/A	9.9%	0.0%	14.5%	2.8%	2.5%	10.9%
Non-impaired loans	$10,039	$3,753,619	$71,231	$908,987	$118,993	$97,205	$4,960,074
General allowance	$25	$39,227	$628	$11,787	$2,494	$493	$54,654
Loss coverage ratio	0.2%	1.0%	0.9%	1.3%	2.1%	0.5%	1.1%
Total loans	$10,039	$3,821,163	$72,856	$949,093	$124,685	$98,507	$5,076,343
Total allowance for loan losses	$25	$45,897	$628	$17,592	$2,653	$525	$67,320
Loss coverage ratio	0.2%	1.2%	0.9%	1.9%	2.1%	0.5%	1.3%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$53,634	$1,710	$27,274	$6,199	$1,338	$90,155
Specific allowance	$—	$4,906	$—	$4,158	$96	$—	$9,160
Loss coverage ratio	N/A	9.1%	0.0%	15.2%	1.5%	0.0%	10.2%
Non-impaired loans	$9,247	$3,046,832	$63,335	$894,282	$145,871	$48,616	$4,208,183
General allowance	$74	$40,256	$986	$13,448	$2,256	$761	$57,781
Loss coverage ratio	0.8%	1.3%	1.6%	1.5%	1.5%	1.6%	1.4%
Total loans	$9,247	$3,100,466	$65,045	$921,556	$152,070	$49,954	$4,298,338
Total allowance for loan losses	$74	$45,162	$986	$17,606	$2,352	$761	$66,941
Loss coverage ratio	0.8%	1.5%	1.5%	1.9%	1.5%	1.5%	1.6%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2013, total modified loans were $58.9 million, compared to $51.5 million at December 31, 2012. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, Troubled Debt Restructurings by Creditors, and ASC 470-60, Troubled Debt Restructurings by Debtors, and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under our internal underwriting policy.
A summary of TDRs on accrual and nonaccrual by type of concession as of December 31, 2013 and December 31, 2012 is presented below:

	As of December 31, 2013
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,437	$1,057	$—	$8,494	$9,489	$1,279	$767	$11,535	$20,029
Maturity / Amortization concession	765	6,565	535	7,865	1,653	3,656	—	5,309	13,174
Rate concession	13,055	4,490	—	17,545	8,107	—	—	8,107	25,652
Principal forgiveness	—	—	—	—	—	49	—	49	49
	$21,257	$12,112	$535	$33,904	$19,249	$4,984	$767	$25,000	$58,904

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$9,608	$687	$—	$10,295	$4,735	$4,618	$802	$10,155	$20,450
Maturity / Amortization concession	348	3,847	536	4,731	652	1,941	869	3,462	8,193
Rate concession	13,594	1,229	—	14,823	7,923	—	—	7,923	22,746
Principal forgiveness	—	—	—	—	—	62	—	62	62
	$23,550	$5,763	$536	$29,849	$13,310	$6,621	$1,671	$21,602	$51,451
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2013 were comprised of 15 commercial real estate loans totaling $21.3 million, 28 commercial business loans totaling $12.1 million and 2 consumer loans totaling $535 thousand. TDRs on accrual status at December 31, 2012 were comprised of 12 commercial real estate loans totaling $23.6 million and 20 commercial business loans totaling $5.8 million. Management expects that the TDRs on accrual status as of December 31, 2013, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.
The Company has allocated $6.6 million and $6.3 million of specific reserves to TDRs as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company did not have any outstanding commitments to extend additional funds to these borrowers.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2013 and 2012:

	For the year ended			For the year ended
	December 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification	Post-Modification	Number of Loans	Pre-Modification	Post-Modification

Legacy Loans:
Real estate - Residential	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	6	6,195	6,214	5	2,456	2,321
Hotel & Motel	—	—	—	1	1,479	1,444
Gas Station & Car Wash	1	1,371	880	1	216	50
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	1	370	338	1	502	494
Other	—	—	—	4	12,391	9,234
Real estate - Construction	—	—	—	—	—	—
Commercial business	15	8,687	7,552	14	4,075	4,838
Trade Finance	—	—	—	1	1,493	401
Consumer and Other	2	970	490	1	480	480
Subtotal	25	$17,593	$15,474	28	$23,092	$19,262
Acquired Loans:
Real estate - Residential	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	3	336	321	2	1,458	1,286
Hotel & Motel	—	—	—	1	6,165	5,990
Gas Station & Car Wash	1	165	—	—	—	—
Mixed Use	—	—	—	—	—	—
Industrial & Warehouse	2	10,336	5,208	—	—	—
Other	2	1,137	1,122	1	670	631
Real estate - Construction	—	—	—	—	—	—
Commercial business	8	1,182	441	6	2,476	2,384
Trade Finance	—	—	—	—	—	—
Consumer and Other	—	—	—	4	808	802
Subtotal	16	$13,156	$7,092	14	$11,577	$11,093
Total	41	$30,749	$22,566	42	$34,669	$30,355

The specific reserves for the TDRs described above as of December 31, 2013 and 2012 were $2.0 million and $2.5 million, respectively, and the charge offs for the years ended December 31, 2013 and 2012 were $2.6 million and $158 thousand, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	1	$508	1	$268	1	$771
Hotel & Motel	—	—	—	—	2	—
Gas Station & Car Wash	—	—	1	50	—	—
Industrial & Warehouse	—	—	—	—	3	961
Other	—	—	1	562	1	294
Commercial Business	5	540	3	76	8	422
Subtotal	6	$1,048	6	$956	15	$2,448
Acquired Loans:
Real estate - Commercial
Retail	1	$56	—	$—	—	$—
Hotel & Motel	—	—	1	5,990	—	—
Gas Station & Car Wash	1	—	—	—	—	—
Industrial & Warehouse	1	5,128	—	—	—	—
Other	—	—	—	—	—	—
Commercial Business	3	47	2	143	—	—
Subtotal	6	$5,231	3	$6,133	—	$—
	12	$6,279	9	$7,089	15	$2,448
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2013 and 2012 were $661 thousand and $89 thousand, respectively, and the charge offs for the years ended December 31, 2013 and 2012 were $7.0 million and $158 thousand, respectively.
The six Legacy Loans that subsequently defaulted in 2013 were modified through payment concessions, maturity/amortization concessions, or rate concessions. The payment concessions were comprised of two Commercial Business loans totaling $540 thousand. The maturity / amortization concessions were comprised of two Commercial Business loans that were fully charged off during the year. The rate concessions were comprised of one Real Estate Commercial - Retail loan totaling $508 thousand, and one Commercial Business loan that was fully charged off during the year.
The six Acquired Loans that subsequently defaulted in 2013 were modified through payment concessions and are comprised of: three Commercial Business loans totaling $47 thousand, one Real Estate Commercial - Industrial loan totaling $5.1 million, one Real Estate Commercial - Retail loan totaling $56 thousand, and one Real Estate Commercial - Gas Station loan that was fully charged off during the year.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The three Acquired Loans that subsequently defaulted in 2012 were modified as follows: one Real Estate Commercial - Hotel & Motel loan totaling $6.0 million was modified through a rate concession and two Commercial Business loans totaling $143 thousand were modified through a payment concession and rate concession, respectively.
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
Covered nonperforming assets totaled $826 thousand and $882 thousand at December 31, 2013 and December 31, 2012, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Covered loans on nonaccrual status	$236	$489
Covered other real estate owned	590	393
Total covered nonperforming assets	$826	$882

Acquired covered loans	$55,088	$72,528

Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2013 and December 31, 2012, and the outstanding principal balance as of December 31, 2013 and December 31, 2012 was $3.9 million and $11.1 million, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The change in goodwill during the year is as follows:

	2013	2012
	(In thousands)
Beginning of year	$89,878	$90,473
Acquired Goodwill - PIB	3,526	—
Acquired Goodwill - Foster	29,665	—
Measurement period adjustments - Center	—	(595)
Measurement period adjustments - PIB	(3,526)	—
Measurement period adjustments - Foster	(14,142)	—
Impairment	—	—
End of year	$105,401	$89,878

The goodwill arising from the PIB and Foster acquisitions was reduced by a net $3.5 million and $14.1 million, respectively, due to adjustments of certain acquisition date fair value asset and liability estimates during 2013. There are a number of estimates made in the acquisition accounting as of the acquisition date that may be subject to revisions during the subsequent one-year measurement period. Goodwill is not amortized for book purposes and is not deductible for tax purposes.

The following table provides information regarding the amortizing intangible assets at December 31, 2013 and 2012:

		2013		2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:	Amortization period
Core deposit—IBKNY acquisition	10 years	$1,187	$(1,187)	$1,187	$(1,186)
Core deposit—Asiana Bank acquistion	10 years	1,018	(1,018)	1,018	(1,011)
Core deposit—KEB, Broadway acquisition	10 years	2,726	(2,726)	2,726	(2,703)
Core deposit—Center Financial Corporation acquisition	7 years	4,100	(1,965)	4,100	(1,098)
Core deposit—PIB acquisition	7 years	604	(138)	—	—
Core deposit—Foster acquisition	10 years	2,763	(180)	—	—
Total		$12,398	$(7,214)	$9,031	$(5,998)
Total amortization expense on deposit premiums was $1.4 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. The estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $1.3 million in 2014, $1.1 million in 2015, $849 thousand in 2016, $639 thousand in 2017, and $436 thousand in 2018.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $1.50 billion and $1.09 billion, respectively. Included in time deposits of $100,000 or more were $300.0 million in California State Treasurer’s deposits at December 31, 2013 and 2012. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2013 and 2012, securities with carrying values of approximately $341.4 million and $338.1 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
At December 31, 2013, the scheduled maturities for time deposits were as follows:

Year Ended December 31

(In thousands)
2014	$1,894,490
2015	234,160
2016	10,669
2017	5,451
2018 and thereafter	5,319
$2,150,089

Interest expense on deposits is summarized as follows:

	2013	2012	2011
	(In thousands)
Money market and other	$7,818	$7,566	$6,322
Savings deposits	2,800	3,364	2,945
Time deposits	12,703	10,424	10,978
	$23,321	$21,354	$20,245

7.	BORROWINGS

The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.8 billion at December 31, 2013 and December 31, 2012. The terms of this credit facility require the Bank to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At December 31, 2013 and December 31, 2012, real estate secured loans with a carrying amount of approximately $2.3 billion were pledged as collateral for borrowings from the FHLB. At December 31, 2013 and December 31, 2012, other than FHLB stock, securities totaling $13.2 million and $0, respectively, were pledged as collateral for borrowings from the FHLB.
At December 31, 2013 and December 31, 2012, FHLB advances were $421.4 million and $420.7 million, had a weighted average interest rate of 1.16% and 1.24%, respectively, and had various maturities through November 2018. At December 31, 2013 and December 31, 2012, $51.4 million and $66.7 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of December 31, 2013 ranged between 0.47% and 3.81%. At December 31, 2013, the Company had a remaining borrowing capacity of $1.36 billion.
At December 31, 2013, the contractual maturities for FHLB advances were as follows:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$30,000	$51,352
Due after one year through five years	391,352	370,000
Due after five years through ten years	—	—
	$421,352	$421,352

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2013, the principal balance of the qualifying loans was $635.4 million and the collateral value of investment securities were $2.0 million, and no borrowings were outstanding against this line.

8.	SUBORDINATED DEBENTURES

At December 31, 2013, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $15 million of trust preferred securities, which the Company redeemed on June 17, 2013. Upon the acquisition of Foster, the Company assumed one grantor trust established by former Foster which issued $15 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and debentures at December 31, 2013:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at December 31, 2013		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.39%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.09%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.19%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.89%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,130	Variable	4.01%	3.09%	(1)	1/7/2034
Foster Capital Trust I	7/8/2005	15,000	15,412	Variable	1.70%	1.94%	(2)	7/8/2035
TOTAL ISSUANCE		$61,000	$57,410

(1)
The Center Capital Trust I trust preferred security was assumed in the merger. The remaining discount was $5.4 million at December 31, 2013 and the effective rate of the security, including the effect of the discount accretion, was 5.31% at December 31, 2013.

(2)
The Foster Capital Trust I trust preferred security was assumed in the merger with Foster. The remaining discount was $52 thousand at December 31, 2013 and the effective rate of the security, including the effect of the discount accretion, was 3.49% at December 31, 2013.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company’s investment in the common trust securities of the issuer trusts of $1.9 million and $1.4 million at December 31, 2013 and December 31, 2012, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2013, $55.5 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2013, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

9.	INCOME TAXES
A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2013
Federal	$29,891	$10,341	$40,232
State	6,741	5,426	12,167
	$36,632	$15,767	$52,399
2012
Federal	$35,286	$5,579	$40,865
State	7,256	6,289	13,545
	$42,542	$11,868	$54,410
2011
Federal	$4,154	$7,614	$11,768
State	2,810	1,082	3,892
	$6,964	$8,696	$15,660

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

	2013	2012	2011
Statutory tax rate (benefit)	35%	35%	35%
State taxes (benefit)-net of federal tax effect	6%	6	6%
CRA investment tax credit	(2)	(2)	(3)
Other	—	1	(1)
	39%	40%	37%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Deferred tax assets and liabilities at December 31, 2013 and 2012 are comprised of the following:

	2013	2012
	(In thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$47,588	$34,977
Statutory bad debt deduction less than financial statement provision	22,773	26,579
Net operating loss carryforward	5,207	3,901
Capital loss carryforward	—	—
Investment security provision	1,657	1,657
Lease expense	1,393	1,321
State tax deductions	1,505	1,771
Accrued compensation	122	116
Deferred compensation	513	600
Mark to market on loans held for sale	1,876	2,891
Depreciation	3,891	1,362
Nonaccrual loan interest	1,119	782
Other real estate owned	2,162	463
FDIC loss share receivable	576	—
Unrealized loss on securities available for sale	6,445	—
Tax credits	—	—
Non-qualified stock option and restricted unit expense	1,894	2,691
Goodwill	863	1,053
Other	4,441	1,562
	104,025	81,726
Deferred tax liabilities:
FHLB stock dividends	(854)	(1,095)
Deferred loan costs	(4,304)	(2,724)
State taxes deferred and other	(7,049)	(7,012)
Prepaid expenses	(775)	(1,123)
FDIC loss share receivable	—	(1,684)
Amortization of intangibles	(1,693)	(529)
Unrealized gain on securities available for sale	—	(7,269)
Unrealized gain on interest rate swaps	—	0
Unrealized gain on interest only strips	(53)	(50)
	(14,728)	(21,486)
Valuation allowance on capital loss carryforward	—	—
Net deferred tax assets:	$89,297	$60,240

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2013 and 2012.
A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(In thousands)
2013
BBCN Bank	$—	N/A	$—	$124	2016	$83
Korea First Bank of New York	2,979	2019	497	—	N/A	—
Asiana	450	2015	348	723	2014	348
Center Bank	—	N/A	N/A	13,461	2031	13,356
PIB	7,769		367	—		—
Total	$11,198		$1,212	$14,308		$13,787

2012
BBCN Bank	$—	N/A	$—	$124	2016	$83
Korea First Bank of New York	3,476	2019	497	—	N/A	—
Asiana	798	2015	348	723	2014	348
Center Bank	—	N/A	N/A	26,817	2031	$13,356
Total	$4,274		$845	$27,664		$13,787

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2009. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2011 tax year and by the California Franchise Tax Board for the 2009 and 2010 tax years. While the outcomes of the examinations are unknown, the Company expects no material adjustments. Examinations by New York City for the 2007, 2008, and 2009 tax years, examinations by California for the 2007 and 2008 tax years, and examinations by IRS for the 2008, 2009, and 2010 tax years were concluded with no material adjustments.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Balance at January 1,	$748	$569
Additions based on tax positions related to the current year	428	219
Additions based on tax positions related to the prior year	113	(40)
Additions based on taxing authority examination	997	—
Settlements with taxing authorities	(997)	—
Balance at December 31,	$1,289	$748

The total amount of unrecognized tax benefits was $1,289 thousand at December 31, 2013 and $748 thousand at December 31, 2012 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $872 thousand and $520 thousand at December 31, 2013 and 2012, respectively. The amount of unrecognized tax benefits increased due to the current year accrual of $428 thousand and additional accrual of $113 thousand for prior years. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $58 thousand and $52 thousand for interest and penalties accrued at December 31, 2013 and 2012, respectively.

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Under the 2007 and 2006 plans 2,716,054 shares were available for future grants as of December 31, 2013.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares. For the year ended December 31, 2013, 86,000 shares of restricted and performance unit awards were granted under the 2007 and 2006 Plans. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2013, 2012 and 2011, no options were granted.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the year ended 2013:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2013	797,805	$16.70
Exercised	(286,242)	9.96
Expired	(39,267)	15.81
Forfeited	(51,702)	8.64
Outstanding - December 31, 2013	420,594	$19.14	2.57	$552,242
Options exercisable - December 31, 2013	420,594	$19.14	2.57	$552,242

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the year ended 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2013	512,183	$9.78
Granted	86,000	13.97
Vested	(310,658)	10.16
Forfeited	(87,360)	10.77
Outstanding - December 31, 2013	200,165	$11.57

The total fair value of performance units vested for the year ended December 31, 2013, 2012, and 2011 was $4.0 million and $160 thousand, and $96 thousand respectively.
The amount charged against income related to stock based payment arrangements was $1.3 million, $2.6 million and $103 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.
The income tax benefit recognized was $533 thousand, $1.1 million, and $16 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $1.7 million, and is expected to be recognized over a remaining weighted average vesting period of 2.93 years.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The estimated annual stock-based compensation expense as of December 31, 2013 for each of the succeeding years is indicated in the table below:

Stock Based Compensation Expense
(In thousands)

For the year ended December 31:
2014	$1,006
2015	415
2016	185
2017	77
2018	—
Total	$1,683

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— In 1996, the Company established a deferred compensation plan that permits eligible officers and directors to defer a portion of their compensation. In 2001, the Board of Directors approved and the Company established a deferred compensation plan that allows key executives of the Company additional deferment of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. In May 2004, Center Bank approved Center Bank Executive Deferred Compensation Plan and BBCN has assumed and renamed the plan as the BBCN Bank Executive Deferred Compensation Plan. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2013 and 2012 amounted to $1.3 million and $1.5 million, respectively, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $31 thousand, $37 thousand and $54 thousand for 2013, 2012 and 2011, respectively.
In 2008, the Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only one NEO is currently participating in the LTIP. The Company accrued $180 thousand, $90 thousand, and $70 thousand in 2013, 2012, and 2011 respectively.
The Company has insured the lives of certain officers and directors who participate in the deferred compensation plan. The Company has also purchased life insurance policies and entered into split dollar life insurance agreements with certain directors and officers. Under the terms of the split dollar life insurance agreements, a portion of the death benefits received by the Company will be paid to beneficiaries named by the directors and officers.
401(k) Savings Plan— The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 100% of the first 3% of the employee's compensation contributed. The Company then matches 75% of the next 2% of the employee's compensation contributed. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan amounted to approximately $1.6 million, $1.3 million and $591,000 for 2013, 2012 and 2011, respectively.
Employees Stock Ownership Plan (“ESOP”)—In 1996, the Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased 20,081, 0 and 11,638 shares of its common stock for the ESOP in 2013, 2012 and 2011, respectively. The Company’s contribution and expense to the ESOP was approximately $57 thousand, $250 thousand and $100 thousand for 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the ESOP held 160,938 and 150,455 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.
Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2013, 2012 and 2011, shares withdrawn from the ESOP by participants who terminated their employment with the Company amounted to 9,354, 1,903 and 22,053 shares, respectively. During 2013, 2012 and 2011, no shares were added to the ESOP plan from dividend reinvestments.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.	COMMITMENTS AND CONTINGENCIES
The Company leases its premises under non-cancelable operating leases, and at December 31, 2013, the future minimum rental commitments under these leases are as follows:

(In thousands)
2014	$10,483
2015	9,407
2016	7,953
2017	6,302
2018	4,569
Thereafter	15,688
$54,402

Operating lease expense recorded under such leases in 2013, 2012 and 2011 amounted to approximately $10.6 million, $9.0 million and $8.6 million, respectively.
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2013, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2013 and 2012, the Company recorded an accrued liability of $0 and $220 thousand, for litigation settlements.
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
Commitments at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(In thousands)
Commitments to extend credit	$668,306	$690,917
Standby letters of credit	44,190	39,176
Other commercial letters of credit	56,380	51,257
	$768,876	$781,350

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2013 and 2012.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
GSE collateralized mortgage obligations	$274,101	$—	$274,101	$—
GSE mortgage-backed securities	404,996	—	404,996	—
Trust preferred security	3,697	—	3,697	—
Municipal bonds	5,936	—	4,824	1,112
Mutual funds	17,021	17,021	—	—

There were no transfers between Level 1, 2 and 3 during the period ended December 31, 2013.

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	254,912	—	254,912	—
Mortgage-backed securities	425,540	—	425,540	—
Trust preferred security	3,837	—	3,837	—
Municipal bonds	5,118	—	5,118	—
Mutual funds	14,996	14,996	—	—

Fair value adjustments for interest rate caps resulted in a net expense of $0 thousand for the year ended December 31, 2013 and $9 thousand for the year ended December 31, 2012.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,746	$—	$18,746	$—
Commercial business	2,383	—	2,383	—
Loans held for sale, net	6,900	—	6,900	—
Other real estate owned	4,003	—	4,003	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$4,443	$—	$4,443	$—
Commercial business	1,164	—	1,164	—
Loans held for sale, net	803	—	803	—
Other real estate owned	2,636	—	2,636	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2013 and 2012 are summarized below:

	For the year ended December 31,
	2013	2012
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(9,892)	$1,169
Commercial business	(6,100)	(3,809)
Loans held for sale, net	(530)	(2,004)
Other real estate owned	(2,360)	(2,786)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$316,705	$316,705	Level 1
Loans held for sale	44,115	45,975	Level 2
Loans receivable—net	5,006,856	5,450,008	Level 3
FDIC loss share receivable	1,110	1,110	Level 3
Customers’ liabilities on acceptances	5,602	5,602	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,399,454	$1,399,454	Level 2
Saving and other interest bearing demand deposits	1,598,514	1,598,514	Level 2
Time deposits	2,150,089	2,156,514	Level 2
FHLB advances	421,352	421,258	Level 2
Subordinated debentures	57,410	56,544	Level 2
Bank’s liabilities on acceptances outstanding	5,602	5,602	Level 2
	December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$312,916	$312,916	Level 1
Loans held for sale	51,635	57,856	Level 2
Loans receivable—net	4,229,311	4,591,685	Level 3
FDIC loss share receivable	5,797	5,797	Level 3
Customers’ liabilities on acceptances	10,493	10,493	Level 2
Financial Liabilities:
Noninterest bearing deposits	1,184,285	1,184,285	Level 2
Saving and other interest bearing demand deposits	1,428,990	1,428,990	Level 2
Time deposits	1,770,760	1,772,778	Level 2
FHLB advances	420,722	425,107	Level 2
Subordinated debentures	41,846	32,218	Level 2
Bank’s liabilities on acceptances outstanding	10,493	10,493	Level 2

The methods and assumptions used to estimate fair value are described as follows.
The carrying amount is the estimated fair value for cash and cash equivalents, savings and other interest bearing demand deposits, customer’s and Bank’s liabilities on acceptances, noninterest bearing deposits, short-term debt, secured borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The allowance for loan losses is considered to be a reasonable estimate of discount

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

for credit quality concerns. Fair value of SBA loans held for sale is based on market quotes. For fair value of non-SBA loans held for sale, see the measurement method discussed previously. Fair value of time deposits and debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Reserve Bank stock or Federal Home Loan Bank stock due to restrictions placed on their transferability. The fair value of commitments to fund loans represents fees currently charged to enter into similar agreements with similar remaining maturities and is not presented herein. The fair value of these financial instruments is not material to the consolidated financial statements.

14.	STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

In June 2012, the Company redeemed $67 million and $55 million of Series A and Series B Preferred Stock having a liquidation preference and warrants to purchase the Company's common stock that was issued under the U.S. Treasury's TARP Capital Purchase Program. On August 8, 2012, the Company purchased from the Treasury Department, the outstanding warrant dated November 21, 2008 relating to 521,266 shares of the Company's common stock, at a purchase price of $2.2 million. As of December 31, 2013, the Company has not reached agreement with the Treasury Department regarding repurchase of the warrant for the purchase of 337,480 shares of the Company's common stock.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2013 and December 31, 2012, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
Company	$819,408	14.90%	$439,687	8.0%	N/A	N/A
Bank	$807,620	14.70%	$439,437	8.0%	$549,471	10.0%
Tier I capital (to risk-weighted assets):
Company	$751,204	13.66%	$219,844	4.0%	N/A	N/A
Bank	$739,416	13.46%	$219,798	4.0%	$329,683	6.0%
Tier I capital (to average assets):
Company	$751,204	11.97%	$251,049	4.0%	N/A	N/A
Bank	$739,416	11.79%	$250,954	4.0%	$313,687	5.0%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets):
Company	$746,396	16.20%	$369,417	8.0%	N/A	N/A
Bank	$725,655	15.70%	$369,134	8.0%	$461,417	10.0%
Tier I capital (to risk-weighted assets):
Company	$688,422	14.90%	$184,708	4.0%	N/A	N/A
Bank	$667,725	14.50%	$184,567	4.0%	$276,850	6.0%
Tier I capital (to average assets):
Company	$688,422	12.80%	$215,861	4.0%	N/A	N/A
Bank	$667,725	12.40%	$215,813	4.0%	$269,767	5.0%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15.	EARNINGS PER SHARE ("EPS")
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2013, 2012 and 2011, stock options and restricted shares awards for approximately 147 thousand, 559 thousand and 414 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 18 thousand, 338 thousand and 859 thousand shares of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the year ended December 31, 2013, 2012 and 2011, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table shows the computation of basic and diluted EPS for the years ended December 31, 2013, 2012 and 2011:

	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
2013
Net income as reported	$81,755
Less: preferred stock dividends and accretion of preferred stock discount	—
Basic EPS - common stock	$81,755	79,036,729	$1.03
Effect of Dilutive Securities:
Stock Options and Performance Units		179,542
Common stock warrants		44,432
Diluted EPS - common stock	$81,755	79,260,703	$1.03

2012
Net income as reported	$83,223
Less: preferred stock dividends and accretion of preferred stock discount	(5,640)
Basic EPS - common stock	$77,583	78,012,253	$0.99
Effect of Dilutive Securities:
Stock Options and Performance Units		78,863
Common stock warrants		—
Diluted EPS - common stock	$77,583	78,091,116	$0.99

2011
Net income as reported	$27,115
Less: preferred stock dividends and accretion of preferred stock discount	(4,568)
Basic EPS - common stock	$22,547	42,187,110	$0.53
Effect of Dilutive Securities:
Stock Options and Performance Units		23,490
Common stock warrants		—
Diluted EPS - common stock	$22,547	42,210,600	$0.53

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Interest income	$66,743	$69,379	$72,035	$74,916
Interest expense	7,027	7,276	7,675	8,040
Net interest income before provision for loan losses	59,716	62,103	64,360	66,876
Provision for loan losses	7,506	800	744	10,950
Net interest income after provision for loan losses	52,210	61,303	63,616	55,926
Noninterest income	9,940	10,618	10,799	11,356
Noninterest expense	33,275	34,429	35,746	38,164
Income before income tax provision	28,875	37,492	38,669	29,118
Income tax provision	11,414	14,821	15,117	11,047
Net income	$17,461	$22,671	$23,552	$18,071
Dividends and discount accretion on preferred stock	$—	$—	$—	$—
Net income available to common stockholders	$17,461	$22,671	$23,552	$18,071

Basic earnings per common share	$0.22	$0.29	$0.30	$0.23
Diluted earnings per common share	$0.22	$0.29	$0.30	$0.23

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Interest income	$68,555	$66,943	$65,455	$66,932
Interest expense	7,696	7,441	7,224	7,286
Net interest income before provision for loan losses	60,859	59,502	58,231	59,646
Provision for loan losses	2,600	7,182	6,900	2,422
Net interest income after provision for loan losses	58,259	52,320	51,331	57,224
Noninterest income	11,645	10,222	7,664	9,859
Noninterest expense	30,435	31,077	28,770	30,609
Income before income tax provision	39,469	31,465	30,225	36,474
Income tax provision	15,535	12,101	11,827	14,947
Net income	$23,934	$19,364	$18,398	$21,527
Dividends and discount accretion on preferred stock	$(1,869)	$(3,771)	$—	$—
Net income available to common stockholders	$22,065	$15,593	$18,398	$21,527

Basic earnings per common share	$0.28	$0.20	$0.24	$0.28
Diluted earnings per common share	$0.28	$0.20	$0.24	$0.28

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

17.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated financial statements of only the parent company, BBCN Bancorp, Inc., as of December 31, 2013 and 2012:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
	(In thousands)
ASSETS:
Cash and cash equivalents	$9,905	$19,142
Other assets	27,413	5,477
Investment in bank subsidiary	833,098	769,718
TOTAL ASSETS	$870,416	$794,337
LIABILITIES:	—
Other borrowings	$57,410	$41,846
Accounts payable and other liabilities	3,631	1,387
Total liabilities	61,041	43,233
STOCKHOLDERS’ EQUITY	809,375	751,104
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$870,416	$794,337

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest income	$—	$—	$—
Interest expense	1,798	2,064	1,906
Dividends from bank subsidiary	—	—	—
Other operating expense	4,499	7,147	5,024
Equity in earnings of bank subsidiary	85,854	88,793	31,508
Income before income tax benefit	79,557	79,582	24,578
Income tax benefit	2,198	3,641	2,537
Net income	$81,755	83,223	$27,115

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,755	$83,223	$27,115
Adjustments to reconcile net income to net cash from operating activities:
Amortization	259	163	20
Stock-based compensation expense	386	1,009	8
Change in other assets	(1,152)	(342)	(1,276)
Change in accounts payable and other liabilities	3,324	207	(238)
Equity in undistributed loss (earnings) of bank subsidiary	(66,113)	10,207	(31,508)
Net cash from operating activities	18,459	94,467	(5,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	791	—	3,438
Investment in bank subsidiary	—	—	—
Net cash from investing activities	791	—	3,438
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional common stock	—	—	59,869
Issuance of additional stock pursuant to various stock plans	2,852	322	524
Tax effect on issuance of shares from stock plan	—	—	139
Redemption of subordinated debenture	(4,124)	(10,400)	—
Redemption of preferred stock	(7,474)	(122,000)	—
Redemption of common stock warrant	—	(2,189)	—
Payments of cash dividends	(19,741)	(7,549)	(3,350)
Net cash from financing activities	(28,487)	(141,816)	57,182
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,237)	(47,349)	54,741
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,142	66,491	11,750
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,905	$19,142	$66,491