Form 10-Q
period 2014-03-31
BBCN BANCORP INC
filed 2014-05-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 5, 2014, there were 79,490,899 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$116,387	$96,061
Interest bearing deposit at the Federal Reserve Bank ("FRB")	286,724	220,644
Total cash and cash equivalents	403,111	316,705
Securities available for sale, at fair value	725,229	705,751
Loans held for sale, at the lower of cost or fair value	38,157	44,115
Loans receivable, net of allowance for loan losses (March 31, 2014 - $65,699; December 31, 2013 - $67,320)	5,125,095	5,006,856
Other real estate owned ("OREO"), net	20,001	24,288
Federal Home Loan Bank ("FHLB") stock, at cost	27,902	27,941
Premises and equipment, net of accumulated depreciation and amortization (March 31, 2014 - $27,153; December 31, 2013 - $25,852)	31,290	30,894
Accrued interest receivable	13,410	13,403
Deferred tax assets, net	78,316	89,297
Customers’ liabilities on acceptances	4,473	5,602
Bank owned life insurance ("BOLI")	45,062	44,770
Investments in affordable housing partnerships	10,953	11,460
Goodwill	105,401	105,401
Other intangible assets, net	4,859	5,184
FDIC loss share receivable	253	1,110
Other assets	34,039	42,422
Total assets	$6,667,551	$6,475,199

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,442,348	$1,399,454
Interest bearing:
Money market and NOW accounts	1,391,541	1,376,068
Savings deposits	210,973	222,446
Time deposits of $100,000 or more	1,589,751	1,498,784
Other time deposits	699,947	651,305
Total deposits	5,334,560	5,148,057
FHLB advances	421,260	421,352
Subordinated debentures	42,037	57,410
Accrued interest payable	5,740	4,821
Acceptances outstanding	4,473	5,602
Other liabilities	27,322	28,583
Total liabilities	5,835,392	5,665,825
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding, 79,488,899 and 79,441,525 shares at March 31, 2014 and December 31, 2013, respectively	79	79
Additional paid-in capital	540,979	540,876
Retained earnings	294,842	278,604
Accumulated other comprehensive loss, net	(3,741)	(10,185)
Total stockholders’ equity	832,159	809,374
Total liabilities and stockholders’ equity	$6,667,551	$6,475,199

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$68,694	$63,029
Interest on securities	4,095	3,427
Interest on federal funds sold and other investments	565	287
Total interest income	73,354	66,743
INTEREST EXPENSE:
Interest on deposits	6,690	5,408
Interest on FHLB advances	1,211	1,224
Interest on other borrowings	487	395
Total interest expense	8,388	7,027
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	64,966	59,716
PROVISION FOR LOAN LOSSES	3,026	7,506
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	61,940	52,210
NONINTEREST INCOME:
Service fees on deposit accounts	3,472	2,875
International service fees	1,004	1,238
Loan servicing fees, net	965	969
Wire transfer fees	905	816
Other income and fees	1,621	1,249
Net gains on sales of SBA loans	2,722	2,694
Net gains on sales of other loans	—	43
Net gains on sales of securities available for sale	—	54
Net gains on sales of OREO	406	2
Total noninterest income	11,095	9,940
NONINTEREST EXPENSE:
Salaries and employee benefits	18,938	16,332
Occupancy	4,623	4,011
Furniture and equipment	2,014	1,573
Advertising and marketing	1,088	1,273
Data processing and communication	2,122	1,644
Professional fees	1,313	1,301
FDIC assessments	1,023	694
Credit related expenses	1,421	1,715
Merger and integration expense	173	1,305
Other	3,560	3,427
Total noninterest expense	36,275	33,275
INCOME BEFORE INCOME TAX PROVISION	36,760	28,875
INCOME TAX PROVISION	14,564	11,414
NET INCOME	$22,196	$17,461
EARNINGS PER COMMON SHARE
Basic	$0.28	$0.22
Diluted	$0.28	$0.22

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$22,196	$17,461
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale and interest only strips	11,140	(3,653)
Reclassification adjustments for gains realized in income	—	(54)
Tax expense (benefit)	4,696	(1,581)
Change in unrealized gains (losses) on securities available for sale and interest only strips	6,444	(2,126)
Total comprehensive income	$28,640	$15,335

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2013	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp, Inc.	663,843	1	8,640
Issuance of additional shares pursuant to various stock plans	106,786		414
Tax effect of stock plans			(26)
Stock-based compensation			709
Cash dividends declared on common stock				(3,902)
Comprehensive income:
Net income				17,461
Other comprehensive loss					(2,126)
BALANCE, MARCH 31, 2013	78,812,140	$79	$535,091	$230,149	$6,956

BALANCE, JANUARY 1, 2014	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	47,374	—	(1)
Stock-based compensation			104
Cash dividends declared on common stock				(5,958)
Comprehensive income:
Net income				22,196
Other comprehensive income					6,444
BALANCE, MARCH 31, 2014	79,488,899	$79	$540,979	$294,842	$(3,741)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,196	$17,461
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(5,171)	(2,717)
Stock-based compensation expense	104	709
Provision for loan losses	3,026	7,506
Valuation adjustment of loans held for sale	—	—
Valuation adjustment of OREO	(314)	115
Proceeds from sales of loans held for sale	31,878	29,144
Originations of loans held for sale	(28,414)	(23,713)
Net gains on sales of SBA and other loans	(2,722)	(2,737)
Net change in BOLI	(292)	(312)
Net gains on sales of securities available for sale	—	(54)
Net gains on sales of OREO	(406)	(2)
Change in accrued interest receivable	(7)	(730)
Change in deferred income taxes	6,284	1,524
Change in prepaid FDIC insurance	—	614
Change in investments in affordable housing partnership	507	523
Change in FDIC loss share receivable	857	1,411
Change in other assets	8,392	675
Change in accrued interest payable	919	(104)
Change in other liabilities	(1,261)	(9,836)
Net cash provided by operating activities	35,576	19,477
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(109,295)	(69,771)
Proceeds from sales of securities available for sale	—	6,636
Proceeds from sales of OREO	4,820	849
Purchase of premises and equipment	(1,969)	(1,671)
Purchase of securities available for sale	(37,444)	(69,821)
Redemption of FHLB stock	39	16
Proceeds from matured or paid-down securities available for sale	28,235	52,488
Net cash received from acquisition - Pacific International Bancorp, Inc.	—	18,493
Net cash used in investing activities	(115,614)	(62,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	187,866	28,412
Redemption of subordinated debentures	(15,464)	—
Proceeds from FHLB advances	—	90,000
Repayment of FHLB advances	—	(103,697)
Cash dividends paid on Common Stock	(5,958)	(3,902)
Issuance of additional stock pursuant to various stock plans	—	388
Net cash provided by financing activities	166,444	11,201
NET CHANGE IN CASH AND CASH EQUIVALENTS	86,406	(32,103)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,705	312,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$403,111	$280,813
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$7,469	$7,057
Income taxes paid	$2,610	$16,291
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$187	$1,985
Transfer from loans receivable to loans held for sale	$34	$—
Loans to facilitate sales of loans held for sale	$5,250	$—
Pacific International Bancorp, Inc. Acquisition:
Assets acquired	$—	$178,732
Liabilities assumed	$—	$165,828
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp" on a parent-only basis and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Dallas, Denver, Northern California, Seattle and Annandale. The Company is a corporation organized under the laws of the state of Delaware and a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Condensed Consolidated Statement of Financial Condition as of December 31, 2013 which was derived from audited financial statements included in the Company's 2013 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly-owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation.
The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at March 31, 2014 and the results of operations for the three months then ended. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company's 2013 Annual Report on Form 10-K.
Recent Accounting Pronouncements:
FASB ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.
FASB ASU No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The amendment intends to clarify the terms defining when an in substance foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 will be effective for interim and annual periods beginning after December 31, 2014. ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

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
Under the terms of the acquisition agreement, Foster shareholders can elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. As of March 31, 2014, the Company issued 180,300 shares of Company common stock in exchange for 68,619 shares of Foster common stock and paid $1.9 million for 58,906 shares of Foster common stock. As of March 31, 2014, there were 4,475 shares of Foster common stock that had not been redeemed, and the accrued liability for the unredeemed shares of Foster common stock was $155 thousand.
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued in exchange for Foster common stock	$2,567
Cash paid for the redemption of Foster common stock	1,922
Liability for unredeemed Foster common stock	155
Total consideration paid	$4,644

Assets Acquired:
Cash and cash equivalents	$42,883
Investment securities available for sale	4,844
Loans receivable	255,297
FRB and FHLB stock	1,714
OREO	14,251
Premises and equipment	4,733
Core deposit intangibles	2,763
Deferred tax assets, net	21,211
Other assets	2,353
Liabilities Assumed:
Deposits	(321,596)
Borrowings	(18,045)
Subordinated debentures	(15,309)
Other liabilities	(5,980)
Total identifiable net assets	$(10,881)
Excess of consideration paid over fair value of net assets acquired (goodwill)	$15,525

The assets and liabilities of Foster were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The purchase price may change as additional information becomes available and when unredeemed Foster shares are redeemed. The fair values of the net deferred tax assets, loans and certain liabilities assumed from Foster were provisional and adjustments to the provisional amounts may occur during the measurement period as the Company obtains additional information about the facts and circumstances that existed as of the acquisition date.
The $15.5 million of goodwill recognized in the Foster acquisition represents the future economic benefit arising from the acquisition including the creation of a platform that can support future operations and strengthening the Company's existing presence in the Chicago metropolitan area and expansion into the Washington, D.C. market. Goodwill is not amortized for book purposes and is not deductible for tax purposes.
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
In connection with the acquisition, the consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued	$8,437
Cash in lieu of fractional shares paid to PIB stockholders	1
Redemption of Preferred Stock	7,475
Total consideration paid	$15,913

Assets Acquired:
Cash and cash equivalents	$25,968
Investment securities available for sale	7,810
Loans receivable	131,589
FRB and FHLB stock	1,829
OREO	3,418
Deferred tax assets, net	9,886
Core deposit intangibles	604
Other assets	2,514
Liabilities Assumed:
Deposits	(143,665)
Borrowings	(14,698)
Subordinated debentures	(4,108)
Other liabilities	(5,116)
Total identifiable net assets	$16,031
Bargain purchase gain	$118

The bargain purchase gain of $118 thousand from the PIB acquisition was recorded in other income in the Consolidated Statements of Income.

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

The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition are $249.5 million and $206.0 million, respectively for Foster and $105.3 million and $88.8 million, respectively for PIB, as of March 31, 2014.
Pro Forma Information
The operating results of Foster and PIB from the dates of acquisitions through March 31, 2014 are included in the Condensed Consolidated Statement of Income for 2014 and 2013.
The following unaudited combined pro forma information presents the operating results for the three months ended March 31, 2014 and 2013, as if the Foster and PIB acquisitions had occurred on January 1, 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share data)
Net Interest income	$64,966	$69,576
Net income	$22,196	$13,847

Pro forma earnings per share:
Basic	$0.28	$0.18
Diluted	0.28	0.18
The above pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisitions. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans.

Acquisition-Related Expenses
The Company incurred acquisition-related expenses associated with the Foster and PIB acquisitions which were reflected in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2014, the Company incurred $142 thousand and $31 thousand in expenses related to the Foster and PIB acquisitions, respectively. During the three months ended March 31, 2013, the Company incurred $1.3 million in expenses related to the PIB acquisition. These expenses are comprised primarily of salaries and benefits, occupancy expenses, professional services and other noninterest expense.

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
The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards; (ii) motivate high levels of performance; (iii) recognize employee contributions to the Company’s success; and (iv) align the interests of the 2007 Plan participants with those of the Company’s stockholders. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2007 Plan.
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
Under the 2007 and 2006 Plans, 2,752,912 shares were available for future grants as of March 31, 2014.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 and 2006 Plans. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	420,594	$20.44
Granted	—	—
Exercised	—	—
Expired	(21,382)	17.57
Forfeited	—	—
Outstanding - March 31, 2014	399,212	$20.60	2.67	$138,215
Options exercisable - March 31, 2014	399,212	$20.60	2.67	$138,215

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2014	200,165	$11.57
Granted	24,000	16.57
Vested	(53,126)	10.78
Forfeited	(17,413)	12.13
Outstanding - March 31, 2014	153,626	$12.62

The total fair value of performance units vested for the three months ended March 31, 2014 and 2013 was $781 thousand and $718 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $104 thousand and $709 thousand for the three months ended March 31, 2014 and 2013, respectively.
The income tax benefit recognized was $43 thousand and $67 thousand, for the three months ended March 31, 2014 and 2013, respectively.
At March 31, 2014, total unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $1.8 million, and is expected to be recognized over a weighted average vesting period of 3.10 years.

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2014 and 2013, stock options and restricted shares awards for approximately 75,129 shares and 565,055 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants, issued pursuant to the Company's participation in the U.S. Treasury's TARP Capital Purchase Plan, to purchase 18,392 shares and 18,044 shares of common stock were antidilutive and excluded for the three months ended March 31, 2014 and 2013, respectively.
The following table shows the computation of basic and diluted EPS for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014			2013
	Net income (Numerator)	Shares (Denominator)	Per Share (Amount)	Net income (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$22,196	79,489,579	$0.28	$17,461	78,389,434	$0.22
Effect of dilutive securities:
Stock options and performance units		58,591			79,311
Common stock warrants		91,669			11,926
Diluted EPS - common stock	$22,196	79,639,839	$0.28	$17,461	78,480,671	$0.22

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$283,963	$1,509	$(6,118)	$279,354
Mortgage-backed securities	420,159	4,352	(5,550)	418,961
Trust preferred securities	4,520	—	(720)	3,800
Municipal bonds	5,681	382	(44)	6,019
Total debt securities	714,323	6,243	(12,432)	708,134
Mutual funds	17,425	—	(330)	17,095
	$731,748	$6,243	$(12,762)	$725,229

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$286,608	$1,104	$(13,611)	$274,101
Mortgage-backed securities	409,165	3,620	(7,789)	404,996
Trust preferred securities	4,516	—	(819)	3,697
Municipal bonds	5,687	319	(70)	5,936
Total debt securities	705,976	5,043	(22,289)	688,730
Mutual funds	17,425	—	(404)	17,021
	$723,401	$5,043	$(22,693)	$705,751

As of March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended March 31, 2014 and 2013, $11.1 million of unrealized gains and $3.7 million of unrealized losses, respectively, were included in accumulated other comprehensive income during the periods. A total of $0 and $54 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income into earnings for the three months ended March 31, 2014 and 2013, respectively.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds	$—	$6,636
Gross gains	—	54
Gross losses	—	—

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	349
Due after five years through ten years	3,883	4,230
Due after ten years	5,978	5,241
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	283,963	279,354
Mortgage-backed securities	420,159	418,960
Mutual funds	17,425	17,095
	$731,748	$725,229

Securities with carrying values of approximately $349.2 million and $360.6 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	At March 31, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	10	$103,382	$(2,408)	9	$94,998	$(3,710)	19	$198,380	$(6,118)
Mortgage-backed securities*	19	146,427	(2,565)	10	40,681	(2,985)	29	187,108	(5,550)
Trust preferred securities	—	—	—	1	3,800	(720)	1	3,800	(720)
Municipal bonds	1	1,132	(44)	—	—	—	1	1,132	(44)
Mutual funds	1	13,095	(330)	—	—	—	1	13,095	(330)
	31	$264,036	$(5,347)	20	$139,479	$(7,415)	51	$403,515	$(12,762)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	At December 31, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	21	$198,713	$(12,460)	3	$13,381	$(1,151)	24	$212,094	$(13,611)
Mortgage-backed securities*	29	203,276	(7,293)	7	14,793	(496)	36	218,069	(7,789)
Trust Preferred securities	1	1,112	(70)	1	3,697	(819)	2	4,809	(889)
Mutual funds	1	13,021	(404)	—	—	—	1	13,021	(404)
	52	$416,122	$(20,227)	11	$31,871	$(2,466)	63	$447,993	$(22,693)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for other-than-temporary-impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair values of the securities have been less than the cost of the securities, and management's intention to sell, or whether it is more likely than not that management will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers, among other considerations, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company has certain trust preferred securities and U.S. Government agency and U.S. Government sponsored enterprise collateralized mortgage obligations that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2014. The trust preferred securities at March 31, 2014 had an amortized cost of $4.5 million and an unrealized loss of $720 thousand at March 31, 2014. The trust preferred securities are scheduled to mature in May 2047. These securities are rated investment grade and there are no credit quality concerns with the obligor. Certain of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments were in an unrealized loss position at March 31, 2014. All of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments have high credit ratings of "AA" grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities are deemed to be due to the current market volatility and are not reflective of management’s expectations of its ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at March 31, 2014.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2014 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that management will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2014	December 31, 2013
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$11,035	$10,039
Commercial & industrial	3,947,925	3,821,163
Construction	76,038	72,856
Total real estate loans	4,034,998	3,904,058
Commercial business	923,026	949,093
Trade finance	135,638	124,685
Consumer and other	98,895	98,507
Total loans outstanding	5,192,557	5,076,343
Less: deferred loan fees	(1,763)	(2,167)
Loans receivable	5,190,794	5,074,176
Less: allowance for loan losses	(65,699)	(67,320)
Loans receivable, net of allowance for loan losses	$5,125,095	$5,006,856

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method ("Legacy Loans") and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses ("Acquired Loans"). The Acquired Loans are further segregated between Acquired Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or "ACILs") and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or "APLs").

The following table presents changes in the accretable discount on the ACILs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$47,398	$18,652
Additions due to acquisitions during the period	—	4,945
Accretion	(4,867)	(3,446)
Changes in expected cash flows	(9,948)	3,259
Balance at end of period	$32,583	$23,410

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the ACILs is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income; 2) indices for variable rates of interest on ACILs may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change.

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	(1,414)	2,547	348	7	451	1,011	—	76	3,026
Loans charged off	(87)	(3,725)	(57)	(1)	(95)	(1,220)	—	(78)	(5,263)
Recoveries of charge offs	19	590	—	—	—	6	—	1	616
Balance, end of period	$38,586	$16,208	$2,944	$467	$6,838	$593	$—	$63	$65,699

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	3,069	39	(625)	(129)	5,320	(189)	(3)	24	7,506
Loans charged off	(905)	(183)	(26)	(7)	(151)	(124)	—	(33)	(1,429)
Recoveries of charge offs	40	176	—	16	2	7	—	9	250
Balance, end of period	$43,709	$16,522	$1,698	$538	$9,889	$809	$—	$103	$73,268

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,248	$4,121	$761	$—	$555	$509	$—	$—	$10,194
Collectively evaluated for impairment	34,338	12,087	2,183	467	723	84	—	63	49,945
ACILs	—	—	—	—	5,560	—	—	—	5,560
Total	$38,586	$16,208	$2,944	$467	$6,838	$593	$—	$63	$65,699

Loans outstanding:
Individually evaluated for impairment	$50,681	$37,565	$6,263	$525	$23,274	$2,574	$—	$952	$121,834
Collectively evaluated for impairment	3,257,964	769,299	126,364	36,112	563,265	71,138	—	29,720	4,853,862
ACILs	—	—	—	—	139,814	42,450	3,011	31,586	216,861
Total	$3,308,645	$806,864	$132,627	$36,637	$726,353	$116,162	$3,011	$62,258	$5,192,557

	December 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,578	$5,183	$159	$32	$1,092	$622	$—	$—	$12,666
Collectively evaluated for impairment	34,490	11,613	2,494	429	612	174	—	64	49,876
ACILs	—	—	—	—	4,778	—	—	—	4,778
Total	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

Loans outstanding:
Individually evaluated for impairment	$49,177	$37,314	$5,692	$535	$19,992	$2,792	$—	$767	$116,269
Collectively evaluated for impairment	3,076,924	778,350	117,249	32,421	613,696	84,325	—	31,802	4,734,767
ACILs	—	—	—	—	144,269	46,312	1,744	32,982	225,307
Total	$3,126,101	$815,664	$122,941	$32,956	$777,957	$133,429	$1,744	$65,551	$5,076,343
As of March 31, 2014 and December 31, 2013, the liability for unfunded commitments was $926 thousand and $885 thousand, respectively. For the three months ended March 31, 2014 and 2013, the recognized provision for credit losses related to unfunded commitments was $41 thousand and $0, respectively.

The recorded investment in individually impaired loans was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
With allocated allowance
Without charge off	$70,845	$85,920
With charge off	483	851
With no allocated allowance
Without charge off	41,383	23,160
With charge off	9,123	6,338
Allowance on impaired loans	(10,194)	(12,666)
Impaired loans, net of allowance	$111,640	$103,603

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013 and for the year ended December 31, 2013. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of March 31, 2014			For the Three Months Ended March 31, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,334	4,628	521	5,826	23
Hotel & motel	11,741	11,741	2,036	11,831	133
Gas station & car wash	3,078	3,240	533	3,112	19
Mixed use	932	946	160	931	10
Industrial & warehouse	7,977	7,977	413	10,188	75
Other	10,012	10,037	1,140	10,137	94
Real estate—construction	—	—	—	—	—
Commercial business	27,874	28,621	4,630	31,269	297
Trade finance	5,380	12,567	761	5,490	49
Consumer and other	—	—	—	268	—
	$71,328	$79,757	$10,194	$79,052	$700
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	8,242	11,259	—	6,134	58
Hotel & motel	6,499	11,381	—	6,501	—
Gas station & car wash	4,654	8,161	—	4,750	—
Mixed use	1,297	1,374	—	1,071	—
Industrial & warehouse	9,444	13,134	—	6,625	3
Other	4,140	6,284	—	2,844	16
Real estate—construction	1,605	1,605	—	1,615	21
Commercial business	12,265	15,690	—	8,854	61
Trade finance	883	967	—	488	—
Consumer and other	1,477	1,548	—	1,123	8
	$50,506	$71,403	$—	$40,005	$167
Total	$121,834	$151,160	$10,194	$119,057	$867

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Three Months Ended March 31, 2013
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment

With related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	6,578	51
Hotel & motel	10,564	137
Gas station & car wash	1,635	11
Mixed use	926	13
Industrial & warehouse	6,600	6
Other	13,670	159
Real estate—construction	—	—
Commercial business	24,312	242
Trade finance	6,543	73
Consumer and other	55	1
	$70,883	$693
With no related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	1,913	—
Hotel & motel	6,168	—
Gas station & car wash	2,981	15
Mixed Uuse	890	—
Industrial & warehouse	4,618	3
Other	4,214	39
Real estate—construction	1,697	22
Commercial business	1,456	16
Trade finance	—	—
Consumer and other	1,273	5
	$25,210	$100
Total	$96,093	$793

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of March 31, 2014			For the Three Months Ended March 31, 2014
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	105	159	27	248	1
Hotel & motel	—	—	—	—	—
Gas station & car wash	2,777	2,939	503	1,786	15
Mixed use	—	—	—	—	—
Industrial & warehouse	—	—	—	2,564	—
Other	1,412	1,431	25	1,387	2
Real estate—construction	—	—	—	—	—
Commercial business	952	1,568	509	1,468	5
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$5,246	$6,097	$1,064	$7,453	$23
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,834	3,306	—	1,539	7
Hotel & motel	6,378	8,675	—	6,410	—
Gas station & car wash	537	990	—	1,076	—
Mixed use	465	465	—	233	—
Industrial & warehouse	6,543	6,855	—	4,213	3
Other	3,223	3,686	—	2,179	8
Real estate—construction	—	—	—	—	—
Commercial business	1,622	1,803	—	1,215	—
Trade finance	—	—	—	—	—
Consumer and ther	952	1,023	—	860	2
	$21,554	$26,803	$—	$17,725	$20
Total	$26,800	$32,900	$1,064	$25,178	$43

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Three Months Ended March 31, 2013
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment

With related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	1,683	25
Hotel & motel	—	—
Gas station & car wash	—	—
Mixed use	—	—
Industrial & warehouse	5,552	—
Other	3,709	62
Real estate—construction	—
Commercial business	3,063	8
Trade inance	—	—
Consumer and other	—	—
	$14,007	$95
With no related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	430	—
Hotel & motel	5,959	—
Gas station & car wash	1,315	15
Mixed use	—	—
Industrial & warehouse	3,294	3
Other	1,276	8
Real estate—construction	—	—
Commercial business	273	—
Trade finance	—	—
Consumer and other	793	—
	$13,340	$26
Total	$27,347	$121

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2013			For the Year Ended December 31, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	7,318	7,451	827	7,783	181
Hotel & motel	11,920	12,744	2,841	11,432	550
Gas station & car wash	3,145	3,236	519	2,090	117
Mixed use	930	953	212	1,108	43
Industrial & warehouse	12,398	12,470	810	9,496	323
Other	10,262	10,351	1,461	9,826	405
Real estate—construction	—	—	—	—	—
Commercial business	34,663	36,472	5,805	27,010	1,572
Trade finance	5,600	5,628	159	5,313	41
Consumer and other	535	535	32	348	23
	$86,771	$89,840	$12,666	$74,406	$3,255
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,025	6,591	—	3,428	45
Hotel & motel	6,502	10,498	—	6,304	—
Gas station & car wash	4,845	8,273	—	3,803	139
Mixed use	845	912	—	697	—
Industrial & warehouse	3,806	7,204	—	3,958	10
Other	1,548	3,647	—	3,043	—
Real estate—construction	1,625	1,625	—	1,670	89
Commercial business	5,443	8,437	—	2,770	25
Trade finance	92	7,279	—	18	—
Consumer and other	767	831	—	1,067	—
	$29,498	$55,297	$—	$26,758	$308
Total	$116,269	$145,137	$12,666	$101,164	$3,563

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2013			For the Year Ended December 31, 2013
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	391	397	15	1,084	14
Hotel & motel	—	—	—	—	—
Gas station & car wash	794	885	341	485	—
Mixed use	—	—	—	—	—
Industrial & warehouse	5,128	5,200	612	6,323	—
Other	1,362	1,412	124	1,819	43
Real estate—construction	—	—	—	—	—
Commercial business	1,984	3,354	622	2,827	5
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$9,659	$11,248	$1,714	$12,538	$62
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,244	2,216	—	953	14
Hotel & motel	6,441	8,676	—	6,169	—
Gas station & car wash	1,614	2,109	—	1,366	62
Mixed use	—	—	—	—	—
Industrial & warehouse	1,883	3,446	—	2,482	10
Other	1,135	1,547	—	1,600	—
Real estate—construction	—	—	—	—	—
Commercial business	808	948	—	291	—
Trade finance	—	—	—	—	—
Consumer and other	767	831	—	779	—
	$13,892	$19,773	$—	$13,640	$86
Total	$23,551	$31,021	$1,714	$26,178	$148

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of March 31, 2014 and December 31, 2013 by class of loans:

	As of March 31, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	48	121	—	169	4,470	4,639
Hotel & motel	365	—	—	365	121	486
Gas station & car wash	—	—	—	—	4,117	4,117
Mixed use	—	—	—	—	968	968
Industrial & warehouse	—	214	—	214	3,110	3,324
Other	13	—	—	13	906	919
Real estate—construction	—	—	—	—	—	—
Commercial business	1,228	78	—	1,306	8,691	9,997
Trade finance	—	32	—	32	1,263	1,295
Consumer and other	47	—	—	47	17	64
Subtotal	$1,701	$445	$—	$2,146	$23,663	$25,809
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	597	—	—	597	1,336	1,933
Hotel & motel	—	—	—	—	6,378	6,378
Gas station & car wash	1,061	—	—	1,061	2,253	3,314
Mixed use	577	—	—	577	465	1,042
Industrial & warehouse	—	—	—	—	6,424	6,424
Other	1,800	—	—	1,800	3,522	5,322
Real estate—construction	—	—	—	—		—
Commercial business	594	3	—	597	2,262	2,859
Trade finance	—	—	—	—	—	—
Consumer and other	285	—	—	285	1,011	1,296
Subtotal	$4,914	$3	$—	$4,917	$23,651	$28,568
TOTAL	$6,615	$448	$—	$7,063	$47,314	$54,377

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $31.3 million.

	As of December 31, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	122	—	—	122	4,363	4,485
Hotel & motel	—	—	—	—	121	121
Gas station & car wash	1,038	—	—	1,038	2,228	3,266
Mixed use	—	—	—	—	974	974
Industrial & warehouse	215	—	—	215	1,923	2,138
Other	—	—	—	—	1,398	1,398
Real estate—construction	—	—	—	—	—	—
Commercial business	780	244	—	1,024	6,402	7,426
Trade finance	—	—	—	—	1,031	1,031
Consumer and other	54	22	—	76	—	76
Subtotal	$2,209	$266	$—	$2,475	$18,440	$20,915
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,024	—	—	2,024	1,030	3,054
Hotel & motel	—	—	—	—	6,441	6,441
Gas station & car wash	1,068	—	—	1,068	1,339	2,407
Mixed use	576	—	—	576	—	576
Industrial & warehouse	121	—	—	121	6,890	7,011
Other	516	1,729	—	2,245	1,376	3,621
Real estate—construction	—	—	—	—	—	—
Commercial business	524	703	5	1,232	2,708	3,940
Trade finance	—	—	—	—	—	—
Consumer and other	284	74	—	358	930	1,288
Subtotal	$5,113	$2,506	$5	$7,624	$20,714	$28,338
TOTAL	$7,322	$2,772	$5	$10,099	$39,154	$49,253

(1)	The Acquired Loans exclude ACILs.
(2) Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $27.5 million.

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

•
Special Mention: Loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•
Substandard: Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful/Loss: Loans that have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the risk rating for Legacy Loans and Acquired Loans as of March 31, 2014 and December 31, 2013 by class of loans:

	As of March 31, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$9,004	$—	$—	$—	$9,004
Real estate—commercial
Retail	888,454	2,395	13,562	—	904,411
Hotel & motel	592,932	117	7,269	—	600,318
Gas station & car wash	475,483	—	10,639	—	486,122
Mixed use	281,152	358	3,293	—	284,803
Industrial & warehouse	285,848	5,364	13,273	—	304,485
Other	624,042	7,904	11,159	359	643,464
Real estate—construction	74,433	—	1,605	—	76,038
Commercial business	751,270	12,701	39,920	2,973	806,864
Trade finance	99,049	23,311	10,267	—	132,627
Consumer and other	36,086	9	542	—	36,637
Subtotal	$4,117,753	$52,159	$111,529	$3,332	$4,284,773
Acquired Loans:
Real estate—residential	$1,081	$578	$372	$—	$2,031
Real estate—commercial
Retail	218,682	9,040	28,113	243	256,078
Hotel & motel	105,736	7,143	14,141	—	127,020
Gas station & car wash	29,352	1,634	14,616	250	45,852
Mixed use	31,302	1,418	5,268	—	37,988
Industrial & warehouse	87,748	4,195	19,207	—	111,150
Other	122,472	6,376	16,814	572	146,234
Real estate—construction	—	—	—	—	—
Commercial business	80,706	8,810	24,364	2,282	116,162
Trade finance	3,011	—	—	—	3,011
Consumer and other	47,817	2,201	11,765	475	62,258
Subtotal	$727,907	$41,395	$134,660	$3,822	$907,784
Total	$4,845,660	$93,554	$246,189	$7,154	$5,192,557

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$8,070	$—	$—	$—	$8,070
Real estate—commercial
Retail	842,815	858	14,365	—	858,038
Hotel & motel	568,263	1,841	13,661	—	583,765
Gas station & car wash	455,205	—	10,854	—	466,059
Mixed use	259,788	360	3,324	—	263,472
Industrial & warehouse	251,993	4,116	12,056	—	268,165
Other	589,895	3,928	11,493	359	605,675
Real estate—construction	71,231	—	1,626	—	72,857
Commercial business	759,956	12,756	42,952	—	815,664
Trade finance	91,055	22,589	9,297	—	122,941
Consumer and other	32,389	32	535	—	32,956
Subtotal	$3,930,660	$46,480	$120,163	$359	$4,097,662
Acquired Loans:
Real estate—residential	$1,066	$284	$619	$—	$1,969
Real estate—commercial
Retail	237,325	9,319	28,128	94	274,866
Hotel & motel	109,138	7,134	14,836	179	131,287
Gas station & car wash	35,356	1,621	14,440	245	51,662
Mixed use	32,992	1,467	5,316	—	39,775
Industrial & warehouse	92,570	3,525	19,720	—	115,815
Other	133,752	6,698	21,573	560	162,583
Real estate—construction	—	—	—	—	—
Commercial business	94,854	10,266	26,245	2,064	133,429
Trade finance	1,744	—	—	—	1,744
Consumer and other	51,036	2,695	7,460	4,360	65,551
Subtotal	$789,833	$43,009	$138,337	$7,502	$978,681
Total	$4,720,493	$89,489	$258,500	$7,861	$5,076,343

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
Migration analysis is a formula methodology derived from the Bank's actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis is centered on the Bank's internal credit risk rating system. Management's internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a migration analysis methodology described above. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For the ACILs, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.

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

The Company also establish specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, management obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral, less cost to sell, is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
For commercial business loans, real estate loans and certain consumer loans, management bases the measurement of loan impairment on the present value of the expected future cash flows, discounted at the loan's effective interest rate or on the fair value of the loan's collateral, less estimated costs to sell, if the loan is collateral dependent. Management evaluates most consumer loans for impairment on a collective basis because these loans generally have smaller balances and are homogeneous in the underwriting of terms and conditions and in the type of collateral.
For ACILs, the allowance for loan losses is based upon expected cash flows for these loans. To the extent that a deterioration in borrower credit quality results in a decrease in expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on an estimate of future credit losses over the remaining life of the loans.
The following table presents loans by portfolio segment and impairment method at March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$72,350	$1,605	$40,139	$6,263	$1,477	$121,834
Specific allowance	$—	$4,803	$—	$4,630	$761	$—	$10,194
Loss coverage ratio	0.0%	6.6%	0.0%	11.5%	12.2%	—%	8.4%
Non-impaired loans	$11,035	$3,875,575	$74,433	$882,887	$129,375	$97,418	$5,070,723
General allowance	$25	$40,030	$566	$12,171	$2,183	$530	$55,505
Loss coverage ratio	0.2%	1.0%	0.8%	1.4%	1.7%	0.5%	1.1%
Total loans	$11,035	$3,947,925	$76,038	$923,026	$135,638	$98,895	$5,192,557
Total allowance for loan losses	$25	$44,833	$566	$16,801	$2,944	$530	$65,699
Loss coverage ratio	0.2%	1.1%	0.7%	1.8%	2.2%	0.5%	1.3%

	As of December 31, 2013
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$67,544	$1,625	$40,106	$5,692	$1,302	$116,269
Specific allowance	$—	$6,670	$—	$5,805	$159	$32	$12,666
Loss coverage ratio	0.0%	9.9%	0.0%	14.5%	2.8%	2.5%	10.9%
Non-impaired loans	$10,039	$3,753,619	$71,231	$908,987	$118,993	$97,205	$4,960,074
General allowance	$25	$39,227	$628	$11,787	$2,494	$493	$54,654
Loss coverage ratio	0.2%	1.0%	0.9%	1.3%	2.1%	0.5%	1.1%
Total loans	$10,039	$3,821,163	$72,856	$949,093	$124,685	$98,507	$5,076,343
Total allowance for loan losses	$25	$45,897	$628	$17,592	$2,653	$525	$67,320
Loss coverage ratio	0.2%	1.2%	0.9%	1.9%	2.1%	0.5%	1.3%
Under certain circumstances, the Bank provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At March 31, 2014, total modified loans were $63.8 million, compared to $58.9 million at December 31, 2013. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank's internal underwriting policy.
A summary of TDRs on accrual and nonaccrual status by type of concession as of March 31, 2014 and December 31, 2013 is presented below:

	As of March 31, 2014
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,896	$810	$—	$8,706	$9,010	$2,445	$761	$12,216	$20,922
Maturity / Amortization concession	1,811	9,442	717	11,970	2,382	2,124	1,263	5,769	17,739
Rate concession	12,473	4,378	—	16,851	8,229	28	—	8,257	25,108
Principal forgiveness	—	—	—	—	—	46	—	46	46
	$22,180	$14,630	$717	$37,527	$19,621	$4,643	$2,024	$26,288	$63,815

	As of December 31, 2013
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,437	$1,057	$—	$8,494	$9,489	$1,279	$767	$11,535	$20,029
Maturity / Amortization concession	765	6,565	535	7,865	1,653	3,656	—	5,309	13,174
Rate concession	13,055	4,490	—	17,545	8,107	—	—	8,107	25,652
Principal forgiveness	—	—	—	—	—	49	—	49	49
	$21,257	$12,112	$535	$33,904	$19,249	$4,984	$767	$25,000	$58,904
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at March 31, 2014 were comprised of 17 commercial real estate loans totaling $22.2 million, 28 commercial business loans totaling $14.6 million, and 3 consumer loans totaling $718 thousand. TDRs on accrual status at December 31, 2013 were comprised of 15 commercial real estate loans totaling $21.3 million, 28 commercial business loans totaling $12.1 million and 2 consumer loans totaling $535 thousand.  The Company expects that the TDRs on accrual status as of March 31, 2014, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $4.4 million and $6.6 million of specific reserves to TDRs as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, there were no outstanding commitments to extend additional funds to these borrowers.
The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—
Hotel & motel	—	—	—
Gas station & car wash	—	—	—
Mixed use	—	—	—
Industrial & warehouse	—	—	—
Other	1	1,023	1,018
Real estate - construction	—	—	—
Commercial business	2	296	121
Trade finance	—	—	—
Consumer and other	1	195	192
Subtotal	4	$1,514	$1,331
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—
Hotel & motel	—	—	—
Gas station & car wash	—	—	—
Mixed use	—	—	—
Industrial & warehouse	1	756	812
Other	1	240	240
Real estate—construction	—	—	—
Commercial business	7	4,483	4,639
Trade finance	1	92	380
Subtotal	10	$5,571	$6,071
	14	$7,085	$7,402
The specific reserves for the TDRs that occurred during the three months ended March 31, 2014 totaled $535 thousand and there were $18 thousand in charge offs for the three months ended March 31, 2014.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—
Gas station & car wash	—	—
Industrial & warehouse	—	—
Other	—	—
Commercial business	2	536
Subtotal	2	$536
Acquired Loans:
Real estate—commercial
Retail	2	$268
Gas station & car wash	—	—
Hotel & motel	—	—
Industrial & warehouse	—	—
Other	—	—
Commercial business	2	44
Subtotal	4	$312
	6	$848
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of March 31, 2014, the specific reserves totaled $45 thousand for the TDRs that had payment defaults during the three months ended March 31, 2014. The total charge offs for the TDRs that had payment defaults during the three months ended March 31, 2014 were $480 thousand.
There were two Commercial Business Legacy Loans that defaulted during the three months ended March 31, 2014. The loans totaled $536 thousand and were modified through a maturity/amortization concession.
There were four Acquired Loans that defaulted during the three months ended March 31, 2014 which were modified as follows: two Commercial Business loans totaling $44 thousand were modified through payment concessions and two Real Estate Commercial loans totaling $268 thousand were modified through payment concessions.

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $2.0 million and $826 thousand at March 31, 2014 and December 31, 2013, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Covered loans on nonaccrual status	$1,400	$236
Covered OREO	590	590
Total covered nonperforming assets	$1,990	$826

Acquired covered loans	$54,229	$55,088

Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of March 31, 2014 and December 31, 2013, and the outstanding principal balance as of March 31, 2014 and December 31, 2013 was $5.0 million and $3.9 million, respectively.

8.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.85 billion at March 31, 2014 and $1.78 billion at December 31, 2013. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At March 31, 2014 and December 31, 2013, real estate secured loans with a carrying amount of approximately $2.44 billion and $2.33 billion, respectively, were pledged as collateral for borrowings from the FHLB. At March 31, 2014 and December 31, 2013, other than FHLB stock, securities with a carrying value of $1.3 million and $13.2 million, respectively, were pledged as collateral for borrowings from the FHLB.
At March 31, 2014 and December 31, 2013, FHLB advances were $421.3 million and $421.4 million, respectively, had a weighted average interest rate of 1.16% and 1.16%, respectively, and had various maturities through November 2018. At March 31, 2014 and December 31, 2013, $51.3 million and $51.4 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of March 31, 2014 ranged between 0.47% and 3.81%. At March 31, 2014, the Company had a remaining borrowing capacity of $1.44 billion.
At March 31, 2014, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$30,000	$51,260
Due after one year through five years	391,260	370,000
	$421,260	$421,260

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At March 31, 2014, the outstanding principal balance of the qualifying loans was $656.3 million, and the collateral value of investment securities were $1.9 million. There were no borrowings outstanding against this line as of March 31, 2014 and December 31, 2013.

9.	Subordinated Debentures
At March 31, 2014, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $15 million of trust preferred securities, which the Company redeemed on June 17, 2013. Upon the acquisition of Foster, the Company assumed one grantor trust established by former Foster Bank which issued $15 million of trust preferred securities, which the Company redeemed on March 14, 2014. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and Debentures at March 31, 2014:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Initial Rate	Coupon Rate at March 31, 2014		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.38%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.09%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.18%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.88%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,169	Variable	4.01%	3.09%	(1)	1/7/2034
TOTAL ISSUANCE		$46,000	$42,037
(1) The Center Capital Trust I trust preferred security was assumed in the merger with Center Financial Corporation. The remaining discount was $5.4 million at March 31, 2014 and the effective rate of the security, including the effect of the discount accretion, was 5.31% at
March 31, 2014.

The Company’s investment in the common trust securities of the issuer trusts of $1.6 million and $1.9 million at March 31, 2014 and December 31, 2013, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2014, $40.6 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at March 31, 2014, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

10.	Goodwill and Other Intangible Assets
The carrying amount of the Company's goodwill as of March 31, 2014 and December 31, 2013 was $105.4 million for both periods. There was no impairment of Goodwill during the three month periods ended March 31, 2014 and 2013.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The Company acquired, through the acquisitions of PIB and Foster during the first and third quarters of 2013, respectively, core deposit intangibles, which totaled $603 thousand and $2.8 million, respectively. Amortization expense related to core deposit intangible assets totaled $324 thousand and $228 thousand for the three months ended March 31, 2014 and 2013, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2014:

		As of March 31, 2014
		Gross Carrying Amount	Accumulated Amortization
Intangible assets:	Amortization period
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(2,145)
Core deposit—PIB acquisition	7 years	603	(171)
Core deposit—Foster acquisition	10 years	2,763	(291)
Total		$7,466	$(2,607)

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.3 million and $1.3 million at March 31, 2014 and December 31, 2013, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.
The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2009. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the Internal Revenue Service ("IRS") for the 2011 tax year and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments.
Interest and penalties related to income tax matters are recognized in income tax expense.  The Company recorded approximately $65 thousand and $58 thousand for accrued interest and penalties at March 31, 2014 and December 31, 2013, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2014.

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
The fair values of the Company's Level 3 securities available for sale were measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement were derived from the securities' underlying collateral, which included discount rates, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions would result in a significant increase or decrease in the fair value measurement.
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
Loans held for sale
Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments from investors, or based on recent comparable sales (Level 2 inputs), if available, and if not available, are based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs) or may be assessed based upon the fair value of the collateral, which is obtained from recent real estate appraisals (Level 3 inputs). These appraisals may utilize a single valuation approach or a combination of approaches including the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$279,354	$—	$279,354	$—
GSE mortgage-backed securities	418,961	—	418,961	—
Trust preferred securities	3,800	—	3,800	—
Municipal bonds	6,019	—	4,887	1,132
Mutual funds	17,095	17,095	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$274,101	$—	$274,101	$—
GSE mortgage-backed securities	404,996	—	404,996	—
Trust preferred securities	3,697	—	3,697	—
Municipal bonds	5,936	—	4,824	1,112
Mutual funds	17,021	17,021	—	—

There were no transfers between Level 1, 2 and 3 during the period ended March 31, 2014 and 2013. There were no gains or losses recognized in earnings
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning Balance, January 1	$1,112	$—
Purchases, issuances and settlements	—	1,200
Amortization	—	—
Total gains or (losses) included in earnings	—	—
Total gains or (losses) included in other comprehensive income	20	6
Ending Balance, March 31	$1,132	$1,206

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$34,075	$—	$34,075	$—
Commercial business	3,504	—	3,504	—
Trade finance	385	—	385	—
Consumer	952	—	952	—
Loans held for sale, net	34	—	34	—
OREO	5,039	—	5,039	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,746	$—	$18,746	$—
Commercial business	2,383	—	2,383	—
Loans held for sale, net	6,900	—	6,900	—
OREO	4,003	—	4,003	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the three months ended March 31,
	2014	2013
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$1,704	$(7,584)
Commercial business	(10,715)	535
Trade Finance	(659)	—
Consumer	(46)	—
OREO	(11)	(114)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$403,111	$403,111	Level 1
Loans held for sale	38,157	40,065	Level 2
Loans receivable—net	5,125,095	5,569,266	Level 3
FDIC loss share receivable	253	253	Level 3
Customers’ liabilities on acceptances	4,473	4,473	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,442,348	$1,442,348	Level 2
Saving and other interest bearing demand deposits	1,602,514	1,602,514	Level 2
Time deposits	2,289,698	2,294,381	Level 2
FHLB advances	421,260	421,059	Level 2
Subordinated debentures	42,037	44,012	Level 2
Bank’s liabilities on acceptances outstanding	4,473	4,473	Level 2
	December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$316,705	$316,705	Level 1
Loans held for sale	44,115	45,975	Level 2
Loans receivable—net	5,006,856	5,450,008	Level 3
FDIC loss share receivable	1,110	1,110	Level 3
Customers’ liabilities on acceptances	5,602	5,602	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,399,454	$1,399,454	Level 2
Saving and other interest bearing demand deposits	1,598,514	1,598,514	Level 2
Time deposits	2,150,089	2,156,514	Level 2
FHLB advances	421,352	421,258	Level 2
Subordinated debentures	57,410	56,544	Level 2
Bank’s liabilities on acceptances outstanding	5,602	5,602	Level 2

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

13.	Stockholders’ Equity and Regulatory Matters
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department's TARP Capital Purchase Program. As of March 31, 2014, a warrant held by the U.S. Treasury Department for the purchase of 342,610 shares of the Company's common stock remains outstanding.
In conjunction with the acquisition of PIB, the Company assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of March 31, 2014, the U.S. Treasury Department held the warrant for the purchase of 18,392 shares of the Company's common stock.
The Company's Board of Directors declared quarterly dividends of $0.075 per common share for the first quarter of 2014, which was an increase over the quarterly dividends of $0.05 per common share for the first quarter of 2013. The dividends for the first quarter of 2014 will be payable on or about May 16, 2014 to all stockholders of record as of May 2, 2014.
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material and adverse effect on the Company’s and the Bank’s financial statements, such as restrictions on the growth, expansion or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2014
Total capital (to risk-weighted assets):
Company	$830,822	14.89%	$446,256	8.00%	N/A	N/A
Bank	$815,512	14.63%	$446,023	8.00%	$557,528	10.00%
Tier I capital (to risk-weighted assets):
Company	$764,197	13.70%	$223,128	4.00%	N/A	N/A
Bank	$748,887	13.43%	$223,011	4.00%	$334,517	6.00%
Tier I capital (to average assets):
Company	$764,197	11.88%	$257,227	4.00%	N/A	N/A
Bank	$748,887	11.66%	$256,934	4.00%	$321,168	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
Company	$819,408	14.90%	$439,687	8.00%	N/A	N/A
Bank	$807,620	14.70%	$439,437	8.00%	$549,471	10.00%
Tier I capital (to risk-weighted assets):
Company	$751,204	13.66%	$219,844	4.00%	N/A	N/A
Bank	$739,416	13.46%	$219,798	4.00%	$329,683	6.00%
Tier I capital (to average assets):
Company	$751,204	11.97%	$251,049	4.00%	N/A	N/A
Bank	$739,416	11.79%	$250,954	4.00%	$313,687	5.00%

The following table presents the components of accumulated other comprehensive loss at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Net unrealized loss on securities available for sale	$(3,826)	$(10,264)
Net unrealized gain on interest-only strips	85	79
Total accumulated other comprehensive loss	$(3,741)	$(10,185)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$73,354	$66,743
Interest expense	8,388	7,027
Net interest income	64,966	59,716
Provision for loan losses	3,026	7,506
Net interest income after provision for loan losses	61,940	52,210
Noninterest income	11,095	9,940
Noninterest expense	36,275	33,275
Income before income tax provision	36,760	28,875
Income tax provision	14,564	11,414
Net income	$22,196	$17,461
Per Share Data:
Earnings per common share - basic	$0.28	$0.22
Earnings per common share - diluted	$0.28	$0.22
Book value per common share (period end, excluding warrants)	$10.46	$9.79
Cash dividends declared per common share	$.075	$0.05
Tangible book value per common share (period end, excluding warrants) (10)	$9.08	$8.61
Number of common shares outstanding (period end)	79,488,899	78,812,140
Weighted average shares - basic	79,489,579	78,389,434
Weighted average shares - diluted	79,639,839	78,480,671
Tangible common equity ratio (8)	11.00%	11.77%
Statement of Financial Condition Data - at Period End:
Assets	$6,667,551	$5,833,597
Securities available for sale	725,229	717,441
Loans receivable	5,190,794	4,500,046
Deposits	5,334,560	4,555,674
FHLB advances	421,260	421,632
Subordinated debentures	42,037	45,996
Stockholders’ equity	832,159	772,275

	At or for the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$6,525,548	$5,727,738
Securities available for sale	698,931	691,984
Loans receivable and loans held for sale	5,183,801	4,444,320
Deposits	5,188,593	4,447,970
Stockholders’ equity	819,344	765,230
Selected Performance Ratios:
Return on average assets (1)	1.36%	1.22%
Return on average stockholders’ equity (1)	10.84%	9.13%
Average stockholders' equity to average assets	12.56%	13.36%
Return on average tangible equity (1) (9)	12.52%	10.42%
Dividend payout ratio (dividends per share / earnings per share)	26.79%	22.73%
Pre-Tax Pre-Provision income to average assets (1)	2.44%	2.54%
Efficiency ratio (2)	47.69%	47.77%
Net interest spread	4.05%	4.26%
Net interest margin (3)	4.29%	4.49%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.88%	12.64%
Tier 1 risk-based capital ratio	13.70%	14.63%
Total risk-based capital ratio	14.89%	15.88%
Tier 1 common risk-based capital ratio (11)	12.97%	13.72%
Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.27%	1.63%
Allowance for loan losses to nonaccrual loans	138.86%	173.34%
Allowance for loan losses to nonperforming loans(6)	77.44%	98.32%
Allowance for loan losses to nonperforming assets(7)	62.66%	88.34%
Nonaccrual loans to loans receivable	0.91%	0.94%
Nonperforming loans to loans receivable (6)	1.63%	1.66%
Nonperforming assets to loans receivable and OREO (7)	2.01%	1.84%
Nonperforming assets to total assets (7)	1.57%	1.42%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $378 thousand and $378 thousand at March 31, 2014 and 2013, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average other intangibles from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$22,196	$17,461

Average stockholders' equity	$819,344	$765,230
Less: Average goodwill and other intangible assets, net	(110,462)	(95,021)
Average tangible equity	$708,882	$670,209

Net income (annualized) to average tangible equity	12.52%	10.42%

(10)
Tangible book value per common share is calculated by subtracting goodwill and other intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2014	March 31, 2013
	(In thousands)
Total stockholders' equity	$832,159	$772,275
Less: Common stock warrant	(378)	(378)
Goodwill and other intangible assets, net	(110,260)	(93,217)
Tangible common equity	$721,521	$678,680

Common shares outstanding	79,488,899	78,812,140

Tangible book value per common share	$9.08	$8.61

(11)
The Tier 1 common risk-based capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	March 31, 2014	March 31, 2013
	(In thousands)
Tier 1 capital	$764,197	$711,574
Less: Trust preferred securities less unamortized acquisition discount	(40,612)	(44,447)
Tier 1 common risk-based capital	$723,585	$667,127

Total risk weighted assets less disallowed allowance for loan losses	5,578,204	4,864,169

Tier 1 common risk-based capital ratio	12.97%	13.72%

Results of Operations
Overview
Total assets increased $192.4 million from $6.48 billion at December 31, 2013 to $6.67 billion at March 31, 2014. The increase in total assets was primarily due to a $118.2 million increase in loans receivable, net of allowance for loan losses, from $5.01 billion at December 31, 2013 to $5.13 billion at March 31, 2014 and an $86.4 million increase in cash and cash equivalents, from $316.7 million at December 31, 2013 to $403.1 million at March 31, 2014. The increase in total assets was funded by a $186.5 million increase in deposits from $5.15 billion at December 31, 2013 to $5.33 billion at March 31, 2014 and net income of $22.2 million.
Net income for the first quarter of 2014 was $22.2 million, or $0.28 per diluted common share, compared to $17.5 million, or $0.22 per diluted common share, for the same period of 2013, an increase of $4.7 million, or 27.1%. Acquisitions impact the comparability of the operating results for the three months ended March 31, 2014 and 2013, because the acquired assets and liabilities were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. In addition, the acquisitions of Pacific International Bancorp, Inc. ("PIB") and Foster Bankshares, Inc. ("Foster") resulted in increases in interest earning assets, interest bearing liabilities, employees and branch locations in 2013. The operating results for the three months ended March 31, 2014 and 2013 include the following major pre-tax acquisition accounting adjustments and expenses related to acquisitions.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$3,202	$4,076
Accretion of discounts on acquired credit impaired loans	2,645	1,522
Amortization of premiums on assumed FHLB advances	92	91
Accretion of discounts on assumed subordinated debt	(91)	(43)
Amortization of premiums on assumed time deposits	314	438
Increase to pre-tax income	$6,162	$6,084

The annualized return on average assets was 1.36% for the first quarter of 2014, compared to 1.22% for the same period of 2013. The annualized return on average stockholders' equity was 10.84% for the first quarter of 2014, compared to 9.13% for the same period of 2013. The efficiency ratio was 47.69% for the first quarter of 2014, compared to 47.77% for the same period of 2013.

Net Interest Income and Net Interest Margin
Net Interest Income
A principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and borrowed funds. Net interest income expressed as a percentage of average interest earning assets is referred to as the net interest margin. The net interest spread is the yield on average interest earning assets less the cost of average interest bearing liabilities. Net interest income is affected by changes in the balances of interest earning assets and interest bearing liabilities and changes in the yields earned on interest earning assets and the rates paid on interest bearing liabilities.
Comparison of Three Months Ended March 31, 2014 with the Same Period of 2013
Net interest income before provision for loan losses was $65.0 million for the first quarter of 2014, an increase of $5.3 million, or 8.8%, compared to $59.7 million for the same period of 2013. The increase was principally attributable to the increase in interest earnings assets, which was partially offset by the decline in the net interest margin.
Interest income for the first quarter of 2014 was $73.4 million, an increase of $6.6 million, or 9.9%, compared to $66.7 million for the same period of 2013. The increase resulted from an $10.1 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $3.5 million decrease in interest income due to a decrease in the yield on average interest earnings assets.

Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates it earns on interest earning assets and pays on interest earning liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2014 was 4.29%, a decrease of 20 basis points from 4.49% for the same period of 2013. The decrease in the net interest margin was due to a decline in the weighted average yield on the Company's loan portfolio and a decline in the effect of acquisition accounting adjustments. The change in the our reported net interest margin for the three months ended March 31, 2014 and 2013 is summarized in the table below.

	Three Months Ended March 31,
	2014	2013
Net interest margin, excluding the effect of acquisition accounting adjustments	3.82%	3.97%
Acquisition accounting adjustments(1)	0.47	0.52
Reported net interest margin	4.29%	4.49%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding effect of acquisition accounting adjustments, from reported net interest margin.

Excluding the effect of acquisition accounting adjustments, the net interest margin for the first quarter of 2014 decreased 15 basis points to 3.82% from 3.97% for the same period of 2013.
The weighted average yield on loans decreased to 5.37% for the first quarter of 2014 from 5.75% for the first quarter of 2013. The change in the yield was due to continued pricing pressure on loan interest rates and a 6 basis point decline in the effects of acquisition accounting adjustments for the respective periods, as summarized in the following table.

	Three Months Ended March 31,
	2014	2013
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.83%	5.15%
Acquisition accounting adjustments(1)	0.54	0.60
Reported weighted average yield on loans	5.37%	5.75%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the first quarter of 2014 decreased 32 basis points to 4.83% from 5.15% for the same period of 2013. This decrease was primarily due to the lower yields on acquired loan portfolios and the reduction in market rates compared to a year ago due to continued pricing pressures. At March 31, 2014, fixed rate loans accounted for 49% of the loan portfolio, compared to 40% at March 31, 2013, reflecting a higher mix of fixed rate loans in the acquired loan portfolios and the high demand for fixed rate loans in the current market. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at March 31, 2014 was 4.90% and 4.33%, respectively, compared with 5.47% and 4.49% at March 31, 2013.

The weighted average yield on securities available for sale for the first quarter of 2014 was 2.34%, compared to 1.98% for the same period of 2013. The increase was primarily attributable to the reduction in the amortization of premiums on collateralized mortgage obligations and mortgage-backed securities as a result of slowing prepayment speeds.

The weighted average cost of deposits for the first quarter of 2014 was 0.52%, an increase of 3 basis points from 0.49% for the same period of 2013. The amortization of the premium on time deposits assumed in the acquisition positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended March 31,
	2014	2013
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.55%	0.53%
Acquisition accounting adjustments(1)	(0.03)	(0.04)
Reported weighted average cost of deposits	0.52%	0.49%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.55% for the first quarter of 2014, compared to 0.53% for the same period of 2013. The increase was due to an increase in retail deposits such as money market and time deposits due to acquisitions and increased deposit campaigns and promotions. The retail deposits had a yield of 0.81% at March 31, 2014 compared to 0.77% at March 31, 2013

The weighted average cost of FHLB advances for the first quarter of 2014 was 1.17%, no change from 1.17% for the same period of 2013.

	Three Months Ended March 31,
	2014	2013
The weighted average cost on FHLB advances, excluding effect of acquisition accounting adjustments	1.26%	1.27%
Acquisition accounting adjustments	(0.09)	(0.10)
Reported weighted average cost on FHLB advances	1.17%	1.17%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.26% for the first quarter of 2014 from 1.27% for the same period of 2013, reflecting the addition of $90.0 million in new borrowings over the past twelve months at an average rate of 1.18%. The weighted average original maturity of the new borrowings was 4.50 years. In addition, a total of $90.0 million of FHLB advances, with weighted average rates of 0.98%, matured over the past twelve months.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,183,801	$68,694	5.37%	$4,444,313	$63,029	5.75%
Securities available for sale(3)	698,931	4,095	2.34%	691,984	3,427	1.98%
FRB and FHLB stock and other investments	259,107	565	0.87%	257,526	287	0.45%
Federal funds sold	—	—	NA	—	—	N/A
Total interest earning assets	$6,141,839	$73,354	4.84%	$5,393,823	$66,743	5.01%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,392,300	$2,277	0.66%	$1,265,967	$1,873	0.60%
Savings	217,426	600	1.12%	186,189	754	1.64%
Time deposits:
$100,000 or more	1,561,170	2,679	0.70%	1,161,322	1,730	0.60%
Other	663,978	1,134	0.69%	695,802	1,051	0.61%
Total time deposits	2,225,148	3,813	0.69%	1,857,124	2,781	0.61%
Total interest bearing deposits	3,834,874	6,690	0.71%	3,309,280	5,408	0.66%
FHLB advances	421,318	1,211	1.17%	422,944	1,224	1.17%
Other borrowings	52,400	487	3.72%	42,264	395	3.74%
Total interest bearing liabilities	4,308,592	$8,388	0.79%	3,774,488	$7,027	0.75%
Noninterest bearing demand deposits	1,353,719			1,138,690
Total funding liabilities/cost of funds	$5,662,311		0.60%	$4,913,178		0.58%
Net interest income/net interest spread		$64,966	4.05%		$59,716	4.26%
Net interest margin			4.29%			4.49%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.30%			4.47%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.26%			4.46%
Cost of deposits:
Noninterest bearing demand deposits	$1,353,719	$—		$1,138,690	$—
Interest bearing deposits	3,834,874	6,690	0.71%	3,309,280	5,408	0.66%
Total deposits	$5,188,593	$6,690	0.52%	$4,447,970	$5,408	0.49%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $(197) thousand and $236 thousand for the three months ended March 31, 2014 and 2013, respectively.

(5)	Loan prepayment fee income excluded was $309 thousand and $63 thousand for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31, 2014 over March 31, 2013
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$5,665	$(4,388)	$10,053
Interest on securities	668	633	35
Interest on FRB and FHLB stock and other investments	278	276	2
Total interest income	$6,611	$(3,479)	$10,090
INTEREST EXPENSE:
Interest on demand, interest bearing	$405	$211	$194
Interest on savings	(154)	(270)	116
Interest on time deposits	1,031	440	591
Interest on FHLB advances	(13)	(9)	(4)
Interest on other borrowings	92	(2)	94
Total interest expense	$1,361	$370	$991
NET INTEREST INCOME	$5,250	$(3,849)	$9,099

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
The provision for loan losses for the first quarter of 2014 was $3.0 million, a decrease of $4.5 million, or 59.7%, from $7.5 million for the same period last year. The decrease was primarily due to decreased historical loss rates and lower additions of specific reserves on impaired loans compared to the first quarter of 2013, which were partially offset by loan growth.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition - Loans Receivable and Allowance for Loan Losses for further discussion.
Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the first quarter of 2014 was $11.1 million, compared to $9.9 million for the same quarter of 2013, an increase of $1.2 million, or 11.6%. The increase was principally due to a $597 thousand increase in service fees on deposit accounts, a $372 thousand increase from other income and fees and a $404 thousand increase in net gains on sales of OREO, which were partially offset by a $234 thousand decreased in international service fees. During the first quarter of 2014, seven OREO properties with an aggregate carrying value of $4.4 million were sold, compared to the sale of four properties with an aggregate carrying value of $1.5 million during the same quarter of 2013.

Noninterest income by category is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$3,472	$2,875	$597	20.8%
International service fees	1,004	1,238	(234)	(18.9)%
Loan servicing fees, net	965	969	(4)	(0.4)%
Wire transfer fees	905	816	89	10.9%
Other income and fees	1,621	1,249	372	29.8%
Net gains on sales of SBA loans	2,722	2,694	28	1.0%
Net losses on sales of other loans	—	43	(43)	(100.0)%
Net gains on sales of securities available for sale	—	54	(54)	(100.0)%
Net gains on sales of OREO	406	2	404	20,200.0%
Total noninterest income	$11,095	$9,940	$1,155	11.6%

Noninterest Expense
Noninterest expense for the first quarter of 2014 was $36.3 million, an increase of $3.0 million, or 9.0%, from $33.3 million for the same period of 2013. Salaries and employee benefits expense increased $2.6 million due to an increase in the number of full-time equivalent employees, which increased to 860 at March 31, 2014 from 762 at March 31, 2013, which was partially due to the PI and Foster acquisitions that were completed in 2013. Occupancy expense increased $612 thousand principally due to increased rental commitments of $342 thousand from an increased number of leased facilities and reflects minimal increases in property taxes and utilities related to the leased properties. Data processing fees and furniture and equipment expenses also increased by $441 thousand and $478 thousand, respectively, compared to the same quarter in 2013. These increases were offset by a decrease of $1.1 million in merger and integration expenses, as we incurred the majority of the merger and integrations expenses related to the PI acquisition, in the first quarter of 2013.

The breakdown of changes in noninterest expense by category is shown below:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$18,938	$16,332	$2,606	16.0%
Occupancy	4,623	4,011	612	15.3%
Furniture and equipment	2,014	1,573	441	28.0%
Advertising and marketing	1,088	1,273	(185)	(14.5)%
Data processing and communications	2,122	1,644	478	29.1%
Professional fees	1,313	1,301	12	0.9%
FDIC assessment	1,023	694	329	47.4%
Credit related expenses	1,421	1,715	(294)	(17.1)%
Merger and integration expenses	173	1,305	(1,132)	(86.7)%
Other	3,560	3,427	133	3.9%
Total noninterest expense	$36,275	$33,275	$3,000	9.0%

Provision for Income Taxes
Income tax expense was $14.6 million and $11.4 million for the quarters ended March 31, 2014 and 2013, respectively. The effective income tax rates were 39.6% and 39.5% for the quarters ended March 31, 2014 and 2013, respectively.

Financial Condition
At March 31, 2014, our total assets were $6.67 billion, an increase of $192.4 million from $6.48 billion at December 31, 2013. The increase was principally due to a $118.2 million increase in loans receivable, net of allowance for loan losses, an $86.4 million increase in cash and cash equivalents and a $19.5 million increase in securities available for sale. The increase in total assets was funded by a $186.5 million increase in deposits and net income of $22.2 million.
Investment Securities Portfolio
As of March 31, 2014, we had $725.2 million in available for sale securities, compared to $705.8 million at December 31, 2013. The net unrealized loss on the available for sale securities at March 31, 2014 was $6.5 million, compared to a net unrealized loss on such securities of $17.7 million at December 31, 2013. During the three months ended March 31, 2014, $37.4 million in securities were purchased, $28.2 million in mortgage related securities were paid down and no securities were sold. During the same period last year, $77.6 million in securities were purchased, $52.5 million in mortgage related securities were paid down and $6.6 million in securities were sold. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.37 years and 4.42 years at March 31, 2014 and December 31, 2013, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 4.95 years and 5.08 years at March 31, 2014 and December 31, 2013, respectively.
Loan Portfolio
As of March 31, 2014, loans receivable totaled $5.19 billion, an increase of $116.7 million from $5.07 billion at December 31, 2013. Total loan originations during the three months ended March 31, 2014 were $298.4 million, including SBA loan originations of $42.3 million, of which $38.1 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$11,035	1%	$10,039	1%
Commercial & industrial	3,947,925	76%	3,821,163	75%
Construction	76,038	1%	72,856	1%
Total real estate loans	4,034,998	78%	3,904,058	77%
Commercial business	923,026	18%	949,093	19%
Trade finance	135,638	3%	124,685	2%
Consumer and other	98,895	2%	98,507	2%
Total loans outstanding	5,192,557	100%	5,076,343	100%
Less: deferred loan fees	(1,763)		(2,167)
Loans receivable	5,190,794		5,074,176
Less: allowance for loan losses	(65,699)		(67,320)
Loans receivable, net of allowance for loan losses	$5,125,095		$5,006,856

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $64.3 million at March 31, 2014 and $66.7 million at December 31, 2013. SBA loans included in commercial and industrial real estate loans were $185.5 million at March 31, 2014 and $181.8 million at December 31, 2013.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Loan commitments	$661,178	$668,306
Standby letters of credit	45,114	44,190
Other commercial letters of credit	53,739	56,380
	$760,031	$768,876

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, restructured loans and OREO, were $104.8 million at March 31, 2014, compared to $97.4 million at December 31, 2013. The ratio of nonperforming assets to loans receivable and OREO was 1.63% and 1.44% at March 31, 2014 and December 31, 2013, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans (1)	$47,314	$39,154
Loans 90 days or more days past due on accrual status	—	5
Accruing restructured loans	37,527	33,904
Total nonperforming loans	84,841	73,063
OREO	20,001	24,288
Total nonperforming assets	$104,842	$97,351
Nonperforming loans to loans receivable	1.63%	1.44%
Nonperforming assets to loans receivable and OREO	2.01%	1.91%
Nonperforming assets to total assets	1.57%	1.50%
Allowance for loan losses to nonperforming loans	77.44%	92.14%
Allowance for loan losses to nonperforming assets	62.66%	69.15%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $31.3 million and $27.5 million as of March 31, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses
The allowance for loan losses was $65.7 million at March 31, 2014, compared to $67.3 million at December 31, 2013. We recorded a provision for loan losses of $3.0 million during the three months ended March 31, 2014, compared to $7.5 million for the same period of 2013. The allowance for loan losses was 1.27% of loans receivable at March 31, 2014 and 1.63% of loans receivable at December 31, 2013. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $121.8 million and $116.3 million as of March 31, 2014 and December 31, 2013, respectively, with specific allowances of $10.2 million and $12.7 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2014		December 31, 2013
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$25	0.04%	$25	0.04%
Real estate - commercial	44,833	68.24%	45,897	68.18%
Real estate - construction	566	0.86%	628	0.93%
Commercial business	16,801	25.57%	17,592	26.13%
Trade finance	2,944	4.48%	2,653	3.94%
Consumer and other	530	0.81%	525	0.78%
Total	$65,699	100%	$67,320	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). The Acquired Loans were further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or "ACILs") and performing loans (loans that were pass graded at the time they were acquired, or "APLs"). The activity in the ALLL for the three months ended March 31, 2014 is as follows:

		Acquired Loans(2)
Three Months Ended March 31, 2014	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$59,978	$4,778	$2,564	$67,320
Provision for loan losses	1,488	782	756	3,026
Loan charge offs	(3,870)	—	(1,393)	(5,263)
Recoveries of loan charge offs	609	—	7	616
Balance, end of period	$58,205	$5,560	$1,934	$65,699

Total loans outstanding	$4,284,773	216,861	690,923	$5,192,557
Loss coverage ratio	1.36%	2.56%	0.28%	1.27%

(1) Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.
(2) Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2013	2013
	(Dollars in thousands)
LOANS
Average loans receivable, including loans held for sale	$4,588,464	$4,444,320
Loans receivable	$5,190,794	$4,500,046
ALLOWANCE:
Balance, beginning of period	$67,320	$66,941
Less loan charge offs:
Commercial & industrial real estate	(182)	(1,056)
Commercial business loans	(4,945)	(307)
Trade finance	(57)	(26)
Consumer and other loans	(79)	(40)
Total loan charge offs	(5,263)	(1,429)
Plus loan recoveries:
Commercial & industrial real estate	19	42
Commercial business loans	596	183
Trade Finance	—	—
Consumer and other loans	1	25
Total loans recoveries	616	250
Net loan charge offs	(4,647)	(1,179)
Provision for loan losses	3,026	7,506
Balance, end of period	$65,699	$73,268
Net loan charge offs to average loans receivable, including loans held for sale*	0.41%	0.11%
Allowance for loan losses to loans receivable at end of period	1.27%	1.63%
Net loan charge offs to beginning allowance *	27.61%	7.05%
Net loan charge offs to provision for loan losses	153.57%	15.71%
* Annualized
We believe the allowance for loan losses as of March 31, 2014 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2014, deposits increased $186.5 million, or 3.6%, to $5.33 billion from $5.15 billion at December 31, 2013. The net increase in deposits is primarily due to increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts, totaled $1.60 billion at March 31, 2014and $1.60 billion at December 31, 2013.
At March 31, 2014, 27% of total deposits were noninterest bearing demand deposits, 43% were time deposits and 30% were interest bearing demand and savings deposits. At December 31, 2013, 27% of total deposits were noninterest bearing demand deposits, 43% were time deposits, and 30% were interest bearing demand and savings deposits.
At March 31, 2014, we had $324.7 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $243.9 million and $300.0 million of such deposits at December 31, 2013, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.08% at March 31, 2014 and were collateralized with securities with a carrying value of $332.6 million. The weighted average interest rate for wholesale deposits was 0.29% at March 31, 2014.

The following is a schedule of certificates of deposit maturities as of March 31, 2014:

	Balance	%
	(Dollars in thousands)
Three months or less	707,457	30.90%
Over three months through six months	426,716	18.64%
Over six months through nine months	504,629	22.04%
Over nine months through twelve months	420,674	18.37%
Over twelve months	230,222	10.05%
Total time deposits	2,289,698	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2014, we had $421.3 million of FHLB advances with average remaining maturities of 2.8 years, compared to $421.4 million with average remaining maturities of 3.1 years at December 31, 2013. The weighted average rate was 1.16% and 1.16% at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014, five wholly-owned subsidiary grantor trusts ("Trusts") established by us had issued $46 million of pooled trust preferred securities (“Trust Preferred Securities”). Upon the acquisition of Foster Bankshares, we assumed one grantor trust established by former Foster Bank, which issued $15.0 million of trust preferred securities, which we redeemed on March 14, 2014. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or our financial condition. Further information regarding our financial instruments with off-balance-sheet risk can be found in Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”
Our leased banking facilities and equipment are leased under non-cancelable operating leases under which we must make monthly payments over periods up to 15 years.
Stockholders’ Equity and Regulatory Capital
Historically, our primary source of capital has been the retention of earnings, net of dividend payments to shareholders. We seek to maintain capital at a level sufficient to assure our stockholders, our customers and our regulators that our Company and our bank subsidiary are financially sound. For this purpose, we perform ongoing assessments of our components of capital, as well as projected sources and uses of capital in conjunction with projected increases in assets and levels of risks.

Total stockholders’ equity was $832.2 million at March 31, 2014, compared to $809.4 million at December 31, 2013.
The federal banking agencies generally require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to average total assets of 4%, referred to as the leverage ratio. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At March 31, 2014, our Tier I capital, defined as stockholders’ equity less intangible assets was $764.2 million, compared to $751.2 million at December 31, 2013, representing an increase of $13.0 million, or 1.7%. The increase was primarily due to the increase in additional paid-in capital from the net income during the three months ended March 31, 2014 of $22.2 million, which was partially offset by the declaration of $6.0 million of cash dividends. At March 31, 2014, the total capital to risk-weighted assets ratio was 14.89% and the Tier I capital to risk-weighted assets ratio was 13.70%. The Tier I leverage capital ratio was 11.88%.
As of March 31, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be generally categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of March 31, 2014 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$830,822	14.89%	N/A	N/A
Tier 1 risk-based capital ratio	$764,197	13.70%	N/A	N/A
Tier 1 capital to total assets	$764,197	11.88%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$815,512	14.63%	$557,528	10.00%	$257,984	4.63%
Tier 1 risk-based capital ratio	$748,887	13.43%	$334,517	6.00%	$414,370	7.43%
Tier I capital to total assets	$748,887	11.66%	$321,168	5.00%	$427,719	6.66%

	As of December 31, 2013 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$819,408	14.90%	N/A	N/A
Tier 1 risk-based capital ratio	$751,204	13.66%	N/A	N/A
Tier 1 capital to total assets	$751,204	11.97%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$807,620	14.70%	$549,471	10.00%	$258,149	4.70%
Tier 1 risk-based capital ratio	$739,416	13.46%	$329,683	6.00%	$409,733	7.46%
Tier I capital to total assets	$739,416	11.79%	$313,687	5.00%	$425,729	6.79%

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
At March 31, 2014, our total borrowing capacity from the FHLB was $1.85 billion, of which $1.44 billion was unused and available to borrow. At March 31, 2014, our total borrowing capacity from the FRB was $530.6 million, of which $530.6 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $738.7 million at March 31, 2014, compared to $647.4 million at December 31, 2013. Cash and cash equivalents, including federal funds sold, were $403.1 million at March 31, 2014, compared to $316.7 million at December 31, 2013. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to maximize our earnings by adjusting the type and mix of assets and liabilities to effectively address changing conditions and risks. Through overall management of our balance sheet and by controlling various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense, and enhancing noninterest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of, reducing the effects these fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate and monitor risk.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2014, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	March 31, 2014		December 31, 2013
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	7.20%	(3.91)%	6.95%	(3.89)%
+ 100 basis points	3.20%	(1.70)%	3.04%	(1.62)%
- 100 basis points	(1.96)%	1.08%	(1.31)%	1.24%
- 200 basis points	(2.27)%	0.84%	(1.99)%	1.20%

The results obtained from using the simulation model are somewhat uncertain as the model does not take into account other impacts or changes and the effect they could have on the Company’s business or changes in business strategy the Company might make in reaction to changes in the interest rate environment.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company’s management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us. There were no material developments in legal proceedings which were previously disclosed in our 2013 Annual Report on Form 10-K.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended March 31, 2014. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	May 8, 2014	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	May 8, 2014

/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment to Separation and Release Agreement dated January 22, 2014, by and among BBCN Bancorp, Inc. and Soo Bong Min*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith