Form 10-K/A
period 2013-12-31
BBCN BANCORP INC
filed 2014-06-05
CIK 1128361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 000-50245

BBCN BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4849715
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3731 Wilshire Boulevard, Suite 1000 Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 639-1700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

Number of shares outstanding of the Registrant’s Common Stock as of May 2, 2014: 79,490,899.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed by the registrant with the Securities and Exchange Commission on March 3, 2014, and is being filed solely to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. We have not updated or amended the disclosures contained in the original Form 10-K filing to reflect events that have occurred since the date of that filing except as described in this amendment.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Certificate of Incorporation and Bylaws provide that the number of directors may be no less than five and no more than twenty-five, with the exact number to be fixed by resolution of the board of directors or stockholders. Currently, the board of directors has eleven members.

The board of directors has nominated the following nine individuals to serve as the Company’s directors until the 2015 Annual Meeting of Stockholders and until their successors are elected and qualified:

Louis M. Cosso

Jin Chul Jhung

Kevin S. Kim

Peter Y.S. Kim

Sang Hoon Kim

Chung Hyun Lee

David P. Malone

Scott Yoon-Suk Whang

Dale S. Zuehls

In accordance with the Company’s Corporate Governance Guidelines requiring all nominees who are aged 75 or older at the time of the Annual Meeting of Stockholders to retire, Messrs. Steven D. Broidy and Jesun Paik will retire from the boards of directors of the Company and Bank effective June 26, 2014.

The nominees: Louis M. Cosso, Jin Chul Jhung, Kevin S. Kim, Peter Y.S. Kim, Sang Hoon Kim, Chung Hyun Lee and Scott Yoon-Suk Whang are currently directors of the Company who were previously elected by the stockholders at the 2013 Annual Meeting of Stockholders. Nominees David P. Malone and Dale S. Zuehls, who were each recommended for nomination by non-management directors, were appointed to the board of directors effective May 20, 2014 and March 20, 2014, respectively. It is the Company’s policy to encourage its directors and nominees for election as directors to attend our Annual Meeting of Stockholders. All of the director nominees, with the exception of Messrs. Malone and Zuehls, attended our 2013 Annual Meeting of Stockholders.

The Nasdaq Stock Market listing standards require that a majority of the members of a listed company’s board of directors qualify as “independent,” as affirmatively determined by the board of directors. The board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations of independence are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq Stock Market, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and KPMG, the board of directors affirmatively has determined that all of our directors, other than Kevin S. Kim, our Chairman and Chief Executive Officer, are independent directors within the meaning of the applicable Nasdaq Stock Market listing standards.

The following is a brief description of our current directors, each of whom has been nominated by the board of directors for election as a director at our 2014 Annual Meeting of Stockholders. The Company knows of no arrangements, including any pledge by any person of the Company’s securities, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no arrangements or understandings by which any of the directors or nominees for director of the Company were selected. There is no family relationship between any of the directors, nominees or executive officers.

Louis M. Cosso, age 72, has been a director of BBCN Bancorp since 2010. Mr. Cosso retired from Wells Fargo Bank in July 2009. His most recent experience was as Executive Vice President, Head of Auto Dealer Commercial Services and Strategic Auto Investments at Wells Fargo Bank from 2002 to 2009 where he was responsible for $13 billion in loans. Prior to his promotion to Executive Vice President, Mr. Cosso was the Senior Vice President and Regional Manager for San Francisco Commercial Banking Region from August 1996 to 2002. Mr. Cosso worked for Bank of America as Director of Portfolio Management from August 1991 to August 1996. Mr. Cosso has served as the Vice-Chairman of the board of Tri-Valley Bank, based in San Ramon California since March 2011. Mr. Cosso served as a member of the Board of Directors of Dealer Track Technologies, a successful dotcom in the auto finance area, from 2002 until it went public in 2005. Mr. Cosso served as Chairman of the Board of Goodwill Industries of the East Bay and as finance committee chairman of the Oakland East Bay Symphony and as a member of the Board of Directors of St. Luke’s Hospital in San Francisco, and Big Brothers and Sister and Junior Achievement. Mr. Cosso received a B.S. degree in Business from the University of California, Berkeley. He also received a M.A. degree in Economics from San Jose State University.

The board selected Mr. Cosso as a nominee because the board believes that Mr. Cosso’s experience as a relationship focused banker will be of great assistance in implementing the Company’s strategic initiatives. Mr. Cosso is experienced in credit risk and serves on the Company’s Director’s Loan Committee as Vice-Chair and Asset Liability Management Committee as Chair. Mr. Cosso is considered an audit committee financial expert and is a member of the Company’s Audit Committee.

Jin Chul Jhung, age 70, has served as a director of BBCN Bancorp since 2011. Mr. Jhung served as a director of Center Bank for 13 years and of Center Financial Corporation since its formation in 2000 until its merger into Nara Bancorp. Mr. Jhung served as Chairman of the Board of Center Financial Corporation and Center Bank from 2009 to 2010. He has owned and operated Royal Imex, Inc. an import and wholesale businesses in the United States for more than 33 years. Mr. Jhung also serves as Chairman or Director of various Korean-American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. On December 8, 2010, Mr. Jhung was presented with a presidential merit award by the Korean government. Mr. Jhung received a B.S. degree in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Ph.D. degree from Dongseo University in Busan, Korea.

The board selected Mr. Jhung as a nominee because the board believes that Mr. Jhung’s experience in business and as a former Center Bank and Center Financial Corporation director give the board continuity and historical perspective. As the immigrant owner of an import and wholesale business he also understands our core business customers, including customers of our trade finance function. He possesses a keen understanding of how to appeal to and communicate effectively with commercial customers which is one reason he was chosen as a member of our Business Development and Strategic Planning Committee.

Kevin S. Kim, age 57, has served as Chairman of BBCN Bancorp since May 2012 and was appointed to the additional positions of President and Chief Executive Officer in March 2013. As President and Chief Executive Officer, he assumes responsibility for leading the Company’s efforts related to strategic planning, mergers and acquisitions, business line and revenue diversification, capital management strategy and oversight of BBCN Bank. Mr. Kim has also served as Chairman of BBCN Bank since 2011 and President and Chief Executive Officer since April 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining the Company full time as its Chief Executive, Mr. Kim practiced law for 18 years, with a focus on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. He began his professional career as a Certified Public Accountant, working for approximately 10 years at two of the largest public accounting firms. Mr. Kim is a member of the Board of Directors of the Los Angeles Area Chamber of Commerce. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. degree from the Anderson School of Management, the University of California, Los Angeles, and a J.D. degree from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

In selecting Mr. Kevin S. Kim as a nominee for election at this meeting, the board considered Mr. Kim’s legal and public accounting background. The board believes that his transactional legal and accounting experience will help the Company meet its strategic and growth objectives. Mr. Kim is considered a financial expert and a leader in the Korean American community and can provide a new perspective to assist in appealing to the next generation of business leaders, as Chairman and CEO of BBCN Bancorp.

Peter Y.S. Kim, age 66, has served as a director of BBCN Bancorp since 2011. He served as a director of Center Bank for 13 years and of Center Financial Corporation from its formation in 2000 to its merger with Nara Bancorp, Inc. He has owned and operated Harbor Express, Inc., Gold Point Transportation, Bridge Warehouse, Inc. and 3Plus Logistics, each of which were trucking transportation and warehousing businesses in the United States, for 31 years. While sponsoring many scholarship programs in the Korean-American community in Los Angeles, he also serves as an advisory board member of the Korean Studies Institute of the University of Southern California. He received a B.S. degree in Business Administration from Sogang University in Seoul, Korea.

The board selected Mr. Peter Y.S. Kim as a nominee because the board believes that Mr. Kim’s experience in business and as a former Center Bank and Center Financial Corporation director give the board continuity and historical perspective. His extensive experience as the Chief Executive Officer of freight forwarding and logistics companies, which are heavily regulated by national and international regulations, gives him the ability to assist the board in focusing on corporate governance and monitoring risk assessments, as the Chair of the Nomination and Governance Committee, and as a member of the Audit Committee.

Sang Hoon Kim, age 73 has been a member of the BBCN Bancorp board since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until its merger into Nara Bancorp. He served as Chairman and Chief Executive Officer of Tmecca.com, an on-line provider of professional books and magazines, from 2001 until he retired in 2006, and was active in various importing and manufacturing businesses in the Los Angeles area for nearly 40 years. Mr. Kim moved to the United States in 1967 and established Jaycee Co., an importer of wigs and other hair products, in 1970. In 1979, he established Protrend, Ltd., thereby entering the women’s garment import and manufacturing industry, and pioneering the successful sale of these imported products to higher-end department stores. Mr. Kim then expanded into the men’s garment import and manufacturing business in 1988 by establishing Greg and Peters, Inc., and after several decades of involvement in the wig and garment industries, he expanded into the online professional publication business referenced above, from which he retired in 2006. Mr. Kim was twice the recipient of the presidential award of the Republic of Korea recognizing his contributions to foreign exports and trade. Mr. Kim received a B.S. degree in Economics from Korea University in Seoul, Korea.

The board selected Mr. Sang Hoon Kim as a nominee because the board believes that Mr. Kim’s experience in business and as a former Center Bank and Center Financial Corporation director give the board continuity and historical perspective. With more than 40 years of experience as an immigrant owner of various businesses, he has a true understanding of the issues faced by and how to communicate effectively with our core business customers, and as such he serves as a member of our Director’s Loan Committee.

Chung Hyun Lee, age 72, has been a member of the BBCN Bancorp board since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until its merger with Nara Bancorp, Inc. He has owned and operated cosmetics importing businesses in the United States for 35 years and retired from his position as President of NuArt International, Inc. in October 2010. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea as well as a Masters in Industrial Engineering at the University of Southern California in California. Mr. Lee is active in the broader Korean-American community in Southern California and currently serves as Director of the Overseas Korean Trade Association as well as Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation, and Director of the Korean Federation of Los Angeles.

The board selected Mr. Lee as a nominee because the board believes that Mr. Lee’s extensive business and community experience and as a former Center Bank and Center Financial Corporation director give the board continuity and historical perspective. As the CEO of an international business, he is a well rounded leader in strategic planning and operations, and with an extensive knowledge of the Korean American Community and its business leaders, he uses his vast knowledge as the Chair of the Director’s Loan Committee.

David P. Malone, age 63, has been a director of BBCN Bancorp since May 20, 2014. Mr. Malone recently completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3.0 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a Bachelor of Science degree in Accounting from California State University, Northridge.

The board selected Mr. Malone as a nominee because the board believes that his extensive executive management experience at community banks will significantly enhance the board’s capacity and oversight responsibilities of the Bank’s operations. Having been a Certified Public Accountant, Mr. Malone is considered an audit committee financial expert.

Scott Yoon-Suk Whang, age 68, has been a director of BBCN Bancorp since 2007. Mr. Whang has been the Vice-Chairman of the Company since May 2012, and was appointed Lead Independent Director of the Company and Bank on March 6, 2013. He is a goal-oriented entrepreneur who started three successful companies in the past 20 years. Mr. Whang currently serves as President and CEO of Orange Circle Studios, a company he founded in 2008. He has held various management positions with Daewoo Corporation, where he began his career in the early 1970s until he resigned from the position as President of the western division of Daewoo Int’l (USA) in 1985. Mr. Whang founded Codra Enterprises in 1985, which provides new product development and manufacturing outsourcing services to the gift and stationery industry, and served as its Chairman until December 2007. From 1990 to 2006, he was the founder and CEO of Avalanche Publishing, Inc., one of the leading publishers of various gift and stationery products whose customers included big national retail channels such as Barnes & Noble and Borders Group, as well as office chain stores and specialty gift retailers. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his success in the mainstream publishing industry and as an exemplary minority entrepreneur. Mr. Whang graduated from the College of Business Administration at Seoul National University with a Bachelor of Arts degree in International Economy.

In selecting Mr. Whang as a nominee for election at this meeting, the board considered many aspects of his business experience. Mr. Whang is a well rounded leader in business strategic planning, management, and operations, and as such, is able to lend his experience as Lead Independent Director of BBCN Bancorp and BBCN Bank. Mr. Whang is also able to give first hand advice on marketing and client relations, since as a medium sized commercial business owner he understands the heart of the Bank’s business.

Dale S. Zuehls, age 63, was appointed to the board of directors of BBCN Bancorp and BBCN Bank effective March 20, 2014. A principal of specialty accounting and consulting firm Zuehls, Legaspi & Company, Dr. Zuehls has more than 40 years of experience in areas of complex auditing, accounting, forensic accounting, complex tax issues, performance measurement and related consulting matters. In addition to being a Certified Public Accountant, Zuehls has a Ph.D. in accounting and holds a law degree. He also is Certified in Financial Forensics and Accredited in Business Valuations by the American Institute of Certified Public Accountants, and is a member of the American Certified Fraud Examiners. Previously, Dr. Zuehls held various leadership positions at KPMG and Arthur Andersen & Co., two of the largest public accounting firms. A recognized expert in complex accounting matters, Dr. Zuehls has taught in Ph.D. and Masters’ programs at Southern California-based universities and has held seminars on various accounting and tax issues. He serves on the Audit Committee of the largest research foundation at California State University, Los Angeles. Dr. Zuehls earned his B.S. degree in accounting at California State University, Los Angeles, his M.A. and Ph.D. degrees from Stafford University in England, and his J.D. degree from Southwestern University School of Law, Los Angeles.

In selecting Mr. Zuehls as a nominee for election at this meeting, the board considered many aspects of his professional experience, which includes auditing, accounting, forensic accounting, analysis, complex tax issues, performance measurement and legal support services. Dr. Zuehls is qualified an audit committee financial expert.

The following is a brief description of our current directors who will retire from the boards of directors of the Company and Bank effective June 26, 2014:

Steven D. Broidy, age 76, has been a director of BBCN Bancorp, Inc. since 2010. Mr. Broidy is a banker with over 40 years of experience in the California banking industry. His most recent experience was as Founding Chairman (2005-2010) and Interim CEO (May 2008 – January 2010) of the Private Bank of California. He served as a director of Sanwa Bank of California, and then of its successor, United California Bank, from 1996 until 2002. In addition, he served as Vice Chairman and member of the boards of both City National Bank and its holding company, City National Corporation, Beverly Hills, California from 1992 to 1995 and as a partner in the Los Angeles based national law firm of Loeb and Loeb from 1988 to 1992. Mr. Broidy also served in various capacities with Union Bank from 1963 until its sale in 1988, most recently as Executive Vice President from 1972 – 1988. Mr. Broidy served as Chairman of the Board and Chief Executive Officer of the Weingart Foundation in Los Angeles from 1999 until December 2003 and continues to serve as a member of this board and Chairman of its Investment Committee. Mr. Broidy also served as Chairman of the Board of Cedars-Sinai Medical Center from 1998 through 2001 and continues to serve as a member of its Board and Executive Committee. Mr. Broidy received a Bachelor of Arts degree from the University of California, Los Angeles. He also obtained a Bachelor of Laws degree from Boalt Hall School of Law, University of California, Berkeley.

Jesun Paik, age 77, has been a director of BBCN Bancorp, Inc. since 2001. Mr. Paik is senior advisor of Robb Evans & Associates, LLC, a financial consulting firm which he joined in 2001. From 1989 to 2001, he was Executive Vice President and Senior Advisor of the Americas Division of The Sakura Bank, Ltd., (New York City) and concurrently was the Vice Chairman of the Board of Manufacturers Bank (Los Angeles) from 1992 to 2001. Prior to The Sakura Bank, Mr. Paik was an Executive Vice President of Wells Fargo Bank, N.A. and Union Bank. Mr. Paik received a Bachelor of Arts degree from Claremont McKenna College in Claremont, California. He also received a Master of Business Administration degree from The Anderson School of Management, University of California, Los Angeles. He also graduated from the Pacific Coast Banking School at the University of Washington.

The Company’s board of directors has a standing Audit Committee, Nomination and Governance Committee and Human Resources and Compensation Committee.

During 2013, there were eight joint meetings of the Company and Bank boards, six Bank board meetings and four Company board meetings. All of the current directors attended at least 75% of the aggregate total number of meetings of the board and the committee on which they served during their periods of service in 2013.

Audit Committee

The current members of the Audit Committee are directors Jesun Paik (Chair), Steven D. Broidy, Louis M. Cosso, Jin Chul Jhung, Chung Hyun Lee, David P. Malone and Dale S. Zuehls. The Audit Committee held 12 meetings in 2013. The Audit Committee operates under a charter adopted by the board of directors. The charter sets forth the responsibilities and authorities of the Audit Committee and is available on our website at www.BBCNbank.com.

Each of the members of the Audit Committee is “independent” as defined by the listing standards of the Nasdaq Stock Market and rules of the SEC. The board of directors has determined that Jesun Paik, Steven D. Broidy, Louis M. Cosso, David P. Malone and Dale S. Zuehls each satisfy the requirements established by the SEC for qualification as an “audit committee financial expert.”

The Audit Committee reports to the board of directors and is responsible for overseeing and monitoring financial accounting and reporting, the system of internal controls established by management and our audit process.

Pursuant to its charter, the Audit Committee has the following responsibilities:

•	Review the quarterly and audited annual financial statements;

•	Review the adequacy of internal control systems and financial reporting procedures with management and the independent auditor; and

•	Review and approve the general scope of the annual audit and the fees charged by the independent auditor.

Nomination and Governance Committee

The members of the Nomination and Governance Committee are directors Peter Y.S. Kim (Chair), Sang Hoon Kim and Scott Yoon-Suk Whang. All the members of the Nomination and Governance Committee are “independent” as defined by our policy and the listing standards for the Nasdaq Stock Market and the rules of the SEC. The Nomination and Governance Committee held eight meetings in 2013. The Nomination and Governance Committee is appointed by the board of directors to assist the board of directors in identifying qualified individuals to become board members, consistent with criteria approved by the board, to determine the composition of the board of directors and to recommend to the board of directors the director nominees for the Annual Meeting of Stockholders. The Nomination and Governance Committee has a charter, a copy of which can be found in the corporate governance section of our website at www.BBCNbank.com.

It is the policy of the Nomination and Governance Committee to consider director candidates recommended by stockholders. The Nominating and Governance Committee will utilize the same standards for evaluating director candidates recommended by stockholders as it does for candidates proposed by the board. The Nomination and Governance Committee considers many factors in nominating directors to serve on the board of directors, including the following:

•	diversity of professional disciplines and backgrounds;

•	broad experience in business, finance or administration; familiarity with national and international business matters;

•	familiarity and experience with the commercial banking industry;

•	prominence and reputation, and ability to enhance the reputation of the Bank;

•	time available to devote to the work of the board and one or more of its committees;

•	specific qualifications which complement and enhance the overall core competencies of the board and/or specific committee assignments;

•	activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on the board;

•	interest of the stockholders as a whole;

•	independence determination;

•	the age of a nominee; and

•	the extent to which a nominee may add diversity to the board.

The Company’s Corporate Governance Guidelines requires all nominees who are aged 75 or older at the time of the Annual Meeting of Stockholders in 2014 to retire.

Nominations, other than those made by or at the direction of the board of directors or by a nominating committee or person appointed by the board of directors, may only be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be received at the principal executive offices of the Company (i) in the case of an Annual Meeting of Stockholders, not less than 100 days, nor more than 120 days, prior to the anniversary of the immediately preceding Annual Meeting of Stockholders; provided, however, that in the event that the date of the Annual Meeting is more than 30 days before or after such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the date on which notice or public announcement of the date of the meeting was first given or made by the Company, and (ii) in the case of a special meeting of the stockholders called for the purpose of electing directors not later than the close of business on the tenth day following the earlier of the date on which notice or public announcement of the date of the meeting was first given or made by the Company.

A stockholder’s nomination notice to the Secretary must set forth: (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company that are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Section 14(a) of the Exchange Act and the rules and regulations of the SEC promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company that are beneficially owned by the stockholder. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company. No person nominated by a stockholder shall be eligible for election as a director of the Company unless nominated in accordance with the procedures summarized herein, which are set forth in full in the Company’s Bylaws. The chairman of the meeting shall, if the facts warrant, determine that a nomination was not made in accordance with the foregoing procedure, and, if he should so determine, he shall so declare to the meeting, and the defective nomination shall be disregarded.

A formal process for stockholder communications with the board of directors is posted in the corporate governance section of the Company’s website at www.BBCNbank.com. Interested parties may communicate with BBCN Bancorp’s board of directors by:

Writing to:

BBCN Bancorp, Inc.

3731 Wilshire Blvd., Suite 1000

Los Angeles, CA 90010

Attn: Lead Independent Director

Or by email to:

LeadIndependentDirector@BBCNbank.com

Any communication sent must state the number of shares owned by the stockholder sending the communication. The Secretary will review each communication. The Lead Independent Director will also review each communication and forward the communication to our board or to any individual director to whom the communication is addressed unless the communication is unduly hostile, threatening or similarly inappropriate, in which case, the Lead Independent Director may disregard the communication. Every effort is made to ensure that the views of stockholders are heard by the board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner

The Company has adopted the Code of Ethics and Business Conduct that applies to all officers and employees, as well as the Director Code of Ethics and Business Conduct which applies to directors, which are both available in the corporate governance section of our website at www.BBCNbank.com. If the Company makes any substantive amendments to the employee or director versions of the Code of Ethics and Business Conduct or grants any waiver from a material provision of the Code of the Ethics and Business Conduct to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver.

Human Resources and Compensation Committee

The Human Resources and Compensation Committee (which we also refer to herein as the “Compensation Committee”) is comprised of five directors, Scott Yoon-Suk Whang (Chair), Steven D. Broidy, Peter Y.S. Kim, Sang Hoon Kim, and Jesun Paik, all of whom satisfy the Nasdaq Stock Market listing requirements and relevant Internal Revenue Service and SEC regulations on director independence. The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. For fiscal year 2013, the Compensation Committee met a total of eight times. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. The Compensation

Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed. A copy of the Compensation Committee’s charter can be found on our website at www.BBCNbank.com. Additional information regarding the Human Resources and Compensation Committee is provided below under the caption “Compensation Discussion and Analysis—Roles and Responsibilities of Human Resources and Compensation Committee.”

Executive Officers

The following is a brief description of each of our current executive officers:

Kevin S. Kim, 57. Mr. Kim is Chairman, President and Chief Executive Officer of BBCN Bancorp and BBCN Bank. He has been President and Chief Executive Officer of BBCN Bancorp since March 2013 and of BBCN Bank since April 2014. He has been Chairman of the board of directors of BBCN Bancorp since May 2012 and of BBCN Bank since December 2011. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank that was completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer of the holding company, Mr. Kim practiced law for 18 years, with a focus on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim is a member of the Board of Directors of the Los Angeles Area Chamber of Commerce. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. degree from the Anderson School of Management, the University of California, Los Angeles, and a J.D. degree from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Kyu S. Kim, 53. Ms. Kim was promoted to Senior Executive Vice President of BBCN Bank effective May 1, 2013 and was appointed Chief Operating Officer effective August 2, 2013. Previously, she served as Executive Vice President and Chief Commercial Banking Officer of BBCN Bank upon the merger of Nara Bank and Center Bank completed on November 30, 2011. Prior to the merger, Ms. Kim, who we credit with building Nara Bank’s eastern region presence from the ground up, was the Executive Vice President and Eastern Regional Manager for Nara Bank from April 2008 through November 2011. Previously, she held the titles Senior Vice President and Eastern Regional Manager from October 2005 through March 2008, and Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining the Bank, Ms. Kim was Vice President and Chief Credit Officer at the former Chicago-based Foster Bank from March 1990 to September 1997. Ms. Kim received her B.B.A. degree in Finance from the University of Wisconsin, Oshkosh. She completed the Graduate School of Banking at the University of Wisconsin, Madison and the ABA Stonier Graduate School of Banking at the University of Pennsylvania. Ms. Kim also earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Cha Y. Park, 56. Ms. Park joined BBCN Bank as Senior Executive Vice President and Chief Retail Banking Officer effective January 2, 2014. Prior to joining BBCN Bank, Ms. Park was the Senior Area Manager at HSBC Bank USA, N.A. and HSBC Securities (USA) Inc., overseeing traditional banking and brokerage operations, as well as mortgage sales, for HSBC’s Southern California network. Ms. Park began her banking career in 1981 with Bank of America where she served 27 years in various positions of increasing responsibility. From May 2006 through February 2008, she was the Regional Premier Executive for Los Angeles, Ventura and Santa Barbara counties. From October 1997 through April 2006, Ms. Park served as Market Manager leading multiple Premier Banking & Investments teams in Southern California. Prior to this, she held several Branch Manager positions in various Korean-American communities and spearheaded Bank of America’s Small Business Investment Program Task Force. Ms. Park earned a B.A. degree in Business Economics from the University of California, Los Angeles. She has also completed the Graduate School of Retail Bank Management at the University of Virginia, the Advanced Leadership Program at Stanford University and the HSBC Risk Management Program in Hong Kong. Ms. Park is a Certified Financial Planner.

Douglas J. Goddard, 62. Mr. Goddard assumed the position of Executive Vice President and Chief Financial Officer of BBCN Bancorp and BBCN Bank on April 1, 2013, after having served as the Deputy Chief Financial Officer since the merger of Nara Bancorp, Inc. and Center Financial Corporation completed on November 30, 2011. Mr. Goddard has nearly 30 years of experience in financial management in the commercial banking sector. Prior to the merger, he served as Interim Chief Financial Officer of Center Financial Corporation beginning in June 2010. From 1997 through 2009, Mr. Goddard served as Executive Vice President and Chief Financial Officer of the former First Federal Bank of California, which was placed into receivership by the FDIC in December 2009. He also was involved in several other bank acquisitions in his prior positions at California United Bank and Pasadena-based Community Bank. Mr. Goddard began his professional career as an auditor in 1974 at KPMG LLP. A Certified Public Accountant, Mr. Goddard earned a bachelor’s degree in economics and accounting from Claremont McKenna College, where he graduated cum laude with departmental honors.

Sook Kyong Goo, 60. Ms. Goo was named Executive Vice President and Chief Operations Administrator of BBCN Bank effective December 1, 2011. Prior to the merger of equals creating BBCN, she was promoted to Executive Vice President and Chief Operations Officer of Center Bank in January 2011, after having joined Center in 2007 as Senior Vice President and Chief Operations Officer. Ms. Goo has more than 25 years of experience in banking operations. Previously, Ms. Goo served as Senior Vice President and Chief Operations Officer of Hanmi Bank, where she oversaw all operations functions. Ms. Goo was also instrumental in the merger process during Hanmi’s acquisition of Pacific Union Bank in 2004, where she had been previously employed since 1990. Ms. Goo began her career in banking in 1987 as a teller with Glendale Federal Savings and Loan Association. She earned a B.A. degree in Communications from Ewha Women’s University in Seoul, Korea.

Daniel H. Kim, 47. Mr. Kim joined BBCN Bancorp as Executive Vice President and Chief Planning Officer effective November 25, 2013. Prior to joining BBCN Bancorp, he was the Executive Vice President, Chief Financial Officer and Corporate Secretary of the former Saehan Bancorp, Inc. Having joined Saehan in September 2003, Mr. Kim directly supervised and provided oversight of numerous departments within the organization, including accounting/investment, central operations administration, human resources, IT, compliance and Bank Secrecy Act (“BSA”) requirements. In addition, Mr. Kim has served as Acting President of Saehan during the interim periods of October 2010 through April 2011 and since November 1, 2013. From May 1997 to August 2003, Mr. Kim served as First Vice President and Manager of the accounting, corporate planning and investment departments of the former Pacific Union Bank, during which time he successfully consummated that bank’s initial public offering. Mr. Kim began his banking career in June 1991 at the former Center Bank, where he last served as Assistant Vice President and Accounting/Investment Officer. Mr. Kim earned a B.A. degree in economics/business from the University of California, Los Angeles.

David W. Kim, 48. Mr. Kim was appointed Executive Vice President, Chief Administrative Officer and General Counsel of BBCN Bank effective April 1, 2014 and brings more than 20 years of experience in the banking industry. Most recently, since 2011, he was part of a turnaround team at United Central Bank, where he served as Executive Vice President, Chief Operating Officer and General Counsel. From 2010 to 2011, Mr. Kim was Executive Vice President and Chief Credit Officer of Commonwealth Business Bank. Prior to that, he was Senior Vice President, Chief Operating Officer and General Counsel of Wilshire State Bank from 2005 to 2010. Mr. Kim began his career in the Korean-American banking industry in 1995 at Hanmi Bank, where he served as Senior Vice President, Chief Administrative Officer and General Counsel. Previously, Mr. Kim was with Chase Bank in New York and the International Monetary Fund in Washington, D.C. Mr. Kim received a B.S. degree in economics and public policy from Indiana University and a J.D. degree from George Washington University Law School.

Jason K. Kim, 47. Mr. Kim was appointed Executive Vice President and Chief Lending Officer of BBCN Bank effective December 1, 2011. Prior to the merger of equals creating BBCN, he served as Chief Credit Officer of Center Bank since April 2007 and was promoted to Executive Vice President in December 2010. Prior to be being named Chief Credit Officer, Mr. Kim served as Senior Vice President and Manager of Center Bank’s SBA Department from 1991 to 2007. Under his tenure, Center Bank’s SBA Department was recognized for having maintained the highest asset quality among more than 800 lenders across the nation, leading to the Company’s receipt of the “Lender of the Year Award” by the U.S. Small Business Administration in 2006. Mr. Kim graduated from the University of California, Los Angeles with a B.A. degree in economics.

Mark H. Lee, 51. Mr. Lee has served as Executive Vice President and Chief Credit Officer of BBCN Bank and the former Nara Bank since May 2009. Previously, Mr. Lee served as Senior Vice President and Deputy Chief Credit Officer at East West Bank from May 2007 to April 2009, and prior to that he was the Manager of the Commercial Business Credit Department. Prior to his work at East West Bank, Mr. Lee served in various lending and credit capacities starting in 1990, at California Bank and Trust, Center Bank and Sanwa Bank California. Mr. Lee earned his B.S. degree in biochemistry from Pacific Union College and his M.B.A. degree in corporate finance from the Marshall School of Business, University of Southern California.

Brian E. Van Dyk, 51. Mr. Van Dyk was appointed Executive Vice President and Chief Information Officer of BBCN Bank effective December 1, 2011 and has 30 years of experience in the information technology sector. Previously, Mr. Van Dyk worked as an integration, IT conversion and vendor management consultant for RLR Management Consulting, Inc. from February 2006 to November 2011, and as President of the Premier Division of Aurum Technology Inc (and Fidelity Information Systems) from December 1999 to October 2005. Prior to his work at Aurum Technology, Mr. Van Dyk served in various software development and management positions with Electronic Data Systems from 1984 to 1999.

Johann Minkyun You, 49. Mr. You was appointed Executive Vice President and Chief Risk Officer of BBCN Bank effective March 3, 2014, and is responsible for all areas of risk, compliance and BSA management. Previously, Mr. You was employed by HSBC USA where he served in roles of increasing responsibility from June 2011 through January 2014, most recently as Senior Vice President and Head of Enterprise Compliance Risk, and was responsible for compliance risk strategy, risk assessment, risk reporting, compliance risk systems and compliance issue management. From June 2006 to June 2011, Mr. You was Director and Head Consultant at IMAG Consulting Services LLC, where he spearheaded numerous operational, regulatory and risk-based projects for large global financial institutions. Mr. You earned a B.S. degree in accounting from the University of Binghamton and is a Certified Anti-Money Laundering Specialist.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our executive officers and directors, and persons who own more than 10% of Company’s common stock, are required to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% beneficial owners to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2013, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The success of our Company has substantially depended, and will continue to depend, on our ability to attract and retain talented employees, including the Named Executive Officers identified in the Summary Compensation Table below, whose compensation is the subject of this Compensation Discussion and Analysis, or CD&A. Overall, our executive compensation is used to attract and retain key executive officers and to reward exceptional job performance by such executive officers.

Compensation Philosophy and Objectives

We believe that the most effective executive compensation programs are those that align the interests of our executive officers with those of our stockholders. A properly structured compensation program will reinforce and support the development of a strong performance-oriented culture within the Company to achieve specific short and long-term strategic objectives while taking into consideration potential risk implications, such as not encouraging imprudent risk-taking that threatens the long-term value of the Company. Although we believe that a significant percentage of executive compensation should be based on the principles of pay for performance, we also recognize that we must have the ability to attract and retain highly talented executive officers by offering competitive base salaries. An important objective of the Company and its Human Resources and Compensation Committee is to ensure that the compensation programs for our employees at the Executive Vice President level and above are competitive with those at our peer group companies.

The Company’s executive compensation programs are designed to provide:

•	levels of base salary that are competitive with companies in our peer group;

•	annual cash incentive bonuses under the Company’s Performance Incentive Plan, or PIP, that are tied to our financial results, achievement of our yearly strategic goals and achievement of individual performance objectives; and

•	long-term incentive equity awards, including equity-based awards under the 2007 Plan and 2006 Plan, and long-term incentive cash awards under the Company’s Long Term Incentive Plan, or LTIP, that are designed to encourage executive officers to focus their efforts on building stockholder value by meeting longer-term financial and strategic goals.

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

Roles and Responsibilities of the Human Resources and Compensation Committee

The Compensation Committee of the board of directors has strategic and oversight responsibility for the compensation and benefits programs of the Company. The Compensation Committee reviews the compensation recommendations made by the Chief Executive Officer for employees at the Executive Vice President level and any other Chief Officers who are not Executive Vice Presidents (the Chief Internal Auditor is a Senior Vice President) to determine whether the compensation paid to such employees is reasonable and competitive and whether such compensation serves the interests of the Company’s stockholders. The Chief Risk Officer reports directly to the Board Risk and Compliance Committee (“BRCC”) and the Chief Internal Auditor reports directly to the Audit Committee. The Chairs of the BRCC and Audit Committee provide input on compensation decisions for the Chief Risk Officer and Chief Internal Auditor, respectively, in conjunction with the Compensation Committee. The Compensation Committee is also responsible for establishing, implementing, and monitoring the compensation structure, policies, and programs of the Company subject to the overall authority of the board of directors, including assessment of the risk profile of each compensation policy and practice, and for assessing and recommending to the board for approval of the total compensation paid to the Chief Executive Officer and Executive Vice Presidents of the Company. The Compensation Committee periodically reviews the pay practices of companies in our peer group to determine the appropriate compensation mix and levels for our executive officers. It is the policy of the Company to only engage compensation consultants who are independent, and only provide services related to the form and amount of executive and director compensation.

The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. For fiscal year 2013, the Compensation Committee met a total of eight times, including regularly scheduled Compensation Committee meetings, special meetings and telephonic meetings. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. The Compensation Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed. A copy of the Compensation Committee’s charter can be found in the corporate governance section of our website at www.BBCNbank.com.

Elements of Compensation

Total direct compensation is mainly comprised of a base salary, annual cash incentive bonus and long-term equity or cash incentive awards, as discussed in more detail below. To determine the appropriate mix among these elements, the Compensation Committee evaluates the pay practices of a select group of comparable banking institutions identified by the Company.

In 2012, the Company completed an internal analysis of our pay standards, for our CEO, CFO and COO with a peer group made up of U.S. public commercial banks with total assets within plus or minus 30% of the Bank’s total assets, with a deposit to asset ratio of greater than 50%, brokered deposits to deposit ratio of less than 33%, CRE loans to total loans ratio of greater than 33% and total assets of the parent corporation of less than 150% of BBCN Bancorp. The peer group consisted of: Park National Bank, Citizens Business Bank, First Financial Bank NA, Boston Private Bank and Trust Company, First Commonwealth Bank, Santa Barbara Bank & Trust NA, BancFirst, Pacific Western Bank, WestAmerica Bank, Rockland Trust Company, Columbia State Bank, Pinnacle National Bank, Cole Taylor Bank, 1st Source Bank, TowneBank, Centennial Bank, Union First Market Bank and Bank of the Ozarks. The internal analysis found that in performance the Company ranked above the 75th percentile, but in pay for the CEO, CFO and COO the Company ranked at the 25% percentile. No comparable peer analysis was completed by the Company in 2013.

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

Each year, the Compensation Committee determines the target level of total annual cash compensation (salary and non-equity incentive compensation) for each Named Executive Officer. The Compensation Committee considers a wide variety of factors in determining compensation levels, including the individual executive officer’s performance, the Company’s performance, the business or corporate function for which the executive is responsible, the nature and importance of the executive officer’s position and role within the Company, the scope of the executive officer’s responsibility or internal relationships and the current compensation package in place for the executive officer, including the executive officer’s current annual base salary and potential bonus incentive awards under the Company’s Performance Incentive Plan.

Annual Cash Incentive Bonus

Annual cash incentive bonuses are paid under the Company’s Performance Incentive Plan. The PIP was developed to recognize and reward senior officers, including NEOs but excluding the Chief Executive Officer, who help enhance stockholder value, profitability and customer satisfaction and help meet the strategic goals of the Company. The PIP defines corporate and individual goals and establishes incentive award ranges for each level of management. The PIP also measures performance against agreed-upon goals in determining an incentive award. The PIP is administered by the Chief Executive Officer, and approved by the Compensation Committee. Annual cash incentive awards for the Chief Executive Officer are determined by the Compensation Committee based on achievement of strategic plan goals and performance against budget, both of which are approved by the board of directors. The CEO’s goals are 100% based on the Bancorp Performance Goals, as defined below.

We intend to continue our strategy of compensating NEOs and executives through programs that emphasize performance-based incentive compensation, with incentive criteria primarily tied to the Company’s performance. In 2013, individual PIP goals were created for each qualified employee and focused on achieving established Company and Bank performance goals.

The goals for employees of BBCN Bancorp included the following Company performance goals: 1) ensure that BBCN is well positioned to capitalize on merger and acquisition opportunities as they arise in the markets (12.5%); 2) launch a new line of business and complete business plans and risk assessments for two additional lines of business (12.5%); 3) complete the organizational development of the holding company structure (10%); 4) successfully close the Foster Bankshares acquisition (7.5%); and 5) successfully achieve all Bank goals (7.5%) (the “Bancorp Performance Goals”).

The goals for employees of the Bank included the following Bank performance goals: 1) complete all significant merger integration steps in all closed acquisitions (10%); 2) meet or exceed the budgeted loan and deposit goals (10%); 3) meet or exceed the budgeted net income (10%); 4) meet or exceed the customer service satisfactory level from the annual survey (10%); and 5) complete a satisfactory regulatory examination (10%) (“Bank Performance Goals”).

All employees with a title of First Vice President and above were entitled to participate in the PIP, and each had both an individual and Company or Bank goals assigned. The front office staff, who have primary responsibility for maintaining existing and generating new loan and deposit customers had a higher percentage of their goals based on individual performance and unit profitability while the back office staff, who focus their time on the administrative functions and supporting the front office staff, had goals which were more heavily weighed on the achievement of risk management or efficiency goals. Most senior and mid-level managers were paid a PIP bonus in March of 2014, for the work performed in 2013.

For 2013, the goals for all employees, except for Executive Officers, were based 50% on the achievement of Bancorp Performance Goals or Bank Performance Goals, as applicable, and 50% on individual goals. For the NEOs and other Executive Vice Presidents, other than Kevin S. Kim, the goals were based 75% on the achievement of Bank Performance Goals and 25% on individual goals. This 75% was broken down equally between the five Bancorp Performance Goals or Bank Performance Goals, as applicable. The Company met 100% of the Bancorp Performance Goals relating to the successful closing of the Foster Bankshares acquisition, 85% of its performance goals relating to new business lines, 80% of its performance goals relating to capitalizing on merger and acquisition opportunities and completing the organizational development of the holding company structure, and 70% of its performance goal relating to the achievement of all Bank goals. The Bank met 100% of the Bank Performance Goals relating to completing significant merger integration steps and achieving loan and deposit goals, met 90% of its performance goal relating to achieving budgeted net income and improving customer service, and met 80% of its performance goal relating to a satisfactory completion of a regulatory examination.

Following is a summary of the individual goals of each of the NEOs, other than Kevin S. Kim, which related to strategic plan objectives and improving their areas of responsibility, comprising 25% of their total performance goals:

•	Kyu S. Kim: 1) meet deposit budget goals (5%); 2) meet loan budget goals (5%); 3) meet new key customers, strategic market growth and new product development goals (5%); and 4) retain critical employees (10%). Ms. Kim met 85% of her individual goals.

•	Douglas J. Goddard: 1) provide financial analysis, modeling and due diligence support for the Bank’s merger opportunities (5%); 2) enhance and make more efficient the Finance department’s organizational structure (5%); 3) satisfactory rating for any applicable internal audits and regulatory examinations (5%); and 4) develop next generation of leaders (10%). Mr. Goddard met 92% of his individual goals.

•	Mark H. Lee: 1) meet strategic plan initiatives for which he has responsibility (5%); 2) achieve nonperforming loan and nonperforming asset targets, excluding Foster acquired assets (5%); 3) satisfactory rating for any applicable internal audits, regulatory examinations, compliance/code of ethics related subjects, minimized losses (5%); and 4) develop next generation of leaders (10%). Mr. Lee met 80% of his individual goals.

•	Jason K. Kim: 1) meet strategic plan initiatives for which he has responsibility (5%); 2) meet targeted goals to increase and enhance revenue, production, efficiencies (5%); 3) satisfactory rating for any applicable internal audits, regulatory examinations, compliance/code of ethics related subjects, minimized losses (5%); and 4) develop next generation of leaders (10%). Mr. Kim met 86% of his individual goals.

The determination of how incentive payments are allocated and paid to each NEO is recommended by the Chief Executive Officer to the Compensation Committee and reviewed by the board of directors. The Chief Executive Officer makes his recommendation after the completion of each NEO’s annual PIP evaluation. The allocation of each year’s PIP accrual, to be paid in the following year, is determined by the relative performance and contribution to the financial results of the Company by each NEO and achievement of individual performance goals under each NEO’s Performance Incentive Plan.

In December 2013, all employees were paid a holiday bonus. Employees at levels up to and including Vice President were paid an individual holiday bonus equivalent to 100% of their monthly salary. Employees at levels First Vice President and above were paid a flat amount of $1,000. All part-time employees were paid a flat $300. For employees hired in 2013, a pro-ration was calculated based on weeks worked in 2013.

Long-Term Equity Incentive Awards

Long-term incentive equity awards are an additional component of the Company’s total compensation package for retaining and motivating executive officers. The Compensation Committee believes that equity-based compensation, including stock options and performance units, ensures that the Company’s officers have a personal stake in the long-term success of the Company without encouraging such officers to take inappropriate or unnecessary risks. During the Company’s history, long-term incentive equity awards have been granted every few years to help retain officers and secure their ongoing commitment to the Company. These long-term incentive awards have been granted under the 2000 Plan, the 2006 Plan and the 2007 Plan described below. The Company will continue to review best practices periodically and reevaluate the frequency of grants in light of practices by peer group companies in a manner that is consistent with the compensation philosophy of the Company and stockholders’ interests.

The Company has granted long-term equity incentive awards under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (the “2000 Plan”), which was subsequently replaced by the Nara Bancorp, Inc. 2007 Equity Incentive Plan, and renamed as the BBCN Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2000 Plan, the Company granted options to purchase the Company’s common stock and restricted units, which typically vested over a three-year or five-year period in equal installments on the anniversary dates of the grant and were granted with a ten-year term. The options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. With the adoption of the 2007 Plan, the 2000 Plan was terminated, except with respect to outstanding awards.

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

BBCN assumed the outstanding stock option awards that had been made under the 2006 Center Stock Incentive Plan (the “2006 Plan”). Options and restricted stock issued under the 2006 Plan typically vest over a three-year or five-year period in equal installments on the anniversary date of the grant and are granted with a ten-year term. Options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Restricted stock grants will result in the issuance of the Company’s common stock upon vesting.

On February 10, 2012, the executive officers of the Company, including the NEOs, were granted performance units worth approximately 45% of their base salary in 2011. The performance units vested one-half effective on the two-year anniversary at February 10, 2014. The remaining two quarters will vest on the third and fourth anniversaries of the grant date, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

On March 6, 2013, Kevin S. Kim was granted 20,000 performance units in conjunction with his appointment as President and Chief Executive Officer of BBCN Bancorp. One-third of the performance units vested on March 6, 2014. The remaining two thirds will vest on the second and third anniversaries of the grant date, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

On June 26, 2013, Kyu S. Kim was granted 4,000 performance units. The performance units vest 20% each on the anniversary of the grant date years one through five, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

Long Term Cash Incentive Plan

The Company has a Long Term Incentive Plan (“LTIP”) for NEOs, which is intended to incentivize executive officers to remain employed by the Bank for the long term and to provide a vehicle for NEOs to build a retirement fund beyond the Company’s 401(k) plan. We believe that stability of our executive management team is a key component to the Company’s future success and growth.

The LTIP provides for vesting of the contribution portion accrued for an executive officer’s deferred compensation account upon the occurrence of a “double trigger,” which is both a change in control of the Company and a separation from service for good cause within twelve months of the change in control event. The LTIP requires the satisfaction of certain performance criteria by each participating NEO each year in order for the NEO to receive full credit for his or her potential yearly contribution. Performance criteria are determined in advance by the board of directors each year. For 2008, the performance criteria were that the Company must meet at least 80% of its return on assets and return on equity targets to be eligible for any contribution to an NEO’s LTIP account. The same performance criteria remained in effect through 2013.

The Company did not meet the performance criteria in 2008, 2009 and 2010, and thus, no amounts were accrued on or placed in any of the participating NEO’s LTIP accounts. In 2011, 2012 and 2013, the Company met its performance criterion, and contributions were made to the LTIP accounts of qualified participants.

Kyu S. Kim became an LTIP participant in 2008. According to the terms of her individual LTIP agreement, Kyu S. Kim is entitled to have contributions up to $30,000 per year, for ten-year period beginning in 2008, placed in a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age. The agreement has a five-year cliff vesting of up to 50% of her total potential contribution amounts plus accrued interest in her deferred compensation account, with an additional 10% vesting of the total potential contributions plus accrued interest in each of years six through ten. Company contributions to date to Kyu S. Kim’s LTIP account include $30,000 each for 2011, 2012 and 2013.

Alvin D. Kang became a participant in the LTIP in 2008, and Company contributions to his account, which accrues interest at an annual rate of 6.25%, included $40,000 in 2011 and $40,000 in 2012. All requirements of his LTIP agreement have been satisfied, and payments under the LTIP commenced in April 2013.

Perquisites

The Company believes it is important to give customary perquisites to its NEOs which assist them in performing their responsibilities within the Company. Please see the footnotes to the Summary Compensation Table for further information.

Broad-Based Employee Benefit Programs

The NEOs are entitled to participate in the benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation, the Employee Stock Ownership Plan, and the Company contributions to the 401(k) Plan, if any.

Compensation Committee Interlocks and Insider Participation

The members of our Human Resources and Compensation Committee are Messrs. Scott Yoon-Suk Whang (Chair), Steven D. Broidy, Peter Y.S. Kim, Sang Hoon Kim, and Jesun Paik, all of whom satisfy the Nasdaq Stock Market listing requirements and relevant Internal Revenue Service and SEC regulations on director independence. None of the members of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. In addition, none of our directors or executive officers has served as a director of an entity for which a member of the Compensation Committee is an executive officer.

Tax Deductibility of Executive Officer Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes a public corporation from taking a deduction for compensation in excess of $1 million for its Chief Executive Officer or any of its four highest paid executive officers other than the Chief Executive Officer, unless certain criteria are satisfied. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit. The Company has complied with and intends to continue complying with the deduction requirements of Section 162(m).

SUMMARY COMPENSATION TABLE

The Named Executive Officers, whom we also refer to as NEOs, are (i) each person who served as our Chief Executive Officer for any period of time during 2013; (ii) each person who served as our Chief Financial Officer for any period of time during 2013; and (iii) each of the other three most highly compensated executive officers employed by us as of December 31, 2013, whose total compensation for services rendered to us in all capacities during 2013 exceeded $100,000 and one former executive officer who would have been so included on the basis of his 2013 compensation if he had remained an employee at year end. For 2013, the NEOs include Kevin S. Kim, Douglas J. Goddard, Kyu S. Kim, Mark H. Lee and Jason K. Kim, as well as our former Chief Executive Officer Alvin D. Kang, former Chief Financial Officer Philip E. Guldeman and former BBCN Bank Chief Executive Officer Soo B. Min.

The Summary Compensation Table includes information concerning the compensation paid to or earned by our NEOs listed in the table for the three-year period ended December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- qualified Deferred Comp Earnings ($)	All Other Compensation ($)(4)	Total ($)
Kevin S. Kim	2013	360,000	1,665	263,600	0	224,000	0	97,945	947,210
Chairman, President & Chief Executive Officer	2012	n/a
	2011	n/a
Douglas J. Goddard	2013	273,416	1,665	0	0	100,000	0	25,050	400,131
Executive Vice President & Chief Financial Officer	2012	248,846	2,240	111,564	0	77,500	0	24,243	464,393
	2011	243,333	948	0	0	0	0	22,445	266,726
Kyu S. Kim	2013	250,938	36,582	56,599	0	110,000	741	27,852	482,712
Senior Executive Vice President & Chief Operating Officer	2012 2011	218,654 205,712	2,348 0	96,069 00	0 0	45,000 0	0 0	24,920 29,043	386,991 234,755
Mark H. Lee	2013	246,462	31,665	0	0	96,000	0	25,050	399,177
Executive Vice President & Chief Credit Officer	2012	223,654	2,240	98,135	0	35,000	0	22,820
	2011	214,692	0	0	0	0	0	23,880	238,572
Jason K. Kim	2013	231,577	1,665	0	0	85,000	0	25,110	343,352
Executive Vice President & Chief Lending Officer	2012	219,423	2,240	111,564	0	68,000	0	23,576	424,803
	2011	213,333	0	0	0	0	0	28,010	241,343
Soo B. Min	2013	248,769	1,665	196,480	0	0	0	11,243	458,157
President & Chief Executive Officer (Bank)	2012	n/a
	2011	n/a

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- qualified Deferred Comp Earnings ($)	All Other Compensation ($)(4)	Total ($)
Alvin D. Kang	2013	42,942	0	0	0	0	947	686,235	730,124
Former President & Chief Executive Officer	2012	385,000	2,240	171,995	0	159,500	2557	39,615	760,907
	2011	375,712	0	0	0	40,000	384	29,150	445,246
Philip E. Guldeman	2013	74,038	40,000	0	0	0	0	19,361	97,399
Former Executive Vice President & Chief Financial Officer	2012	268,269	2,240	111,564	0	58,500	0	55,454	496,027
	2011	243,365	0	0	0	0	0	55,397	298,762

(1)	Each current NEO received a holiday bonus made up of gift cards and cash of approximately $1,665 in the fourth quarter of 2013 and $2,240 in the fourth quarter of 2012. Douglas Goddard received a holiday bonus of $948 in the fourth quarter of 2011. During 2013, Kyu S. Kim received a spot bonus of $35,000, Mark H. Lee received a spot bonus of $30,000 and Philip E. Guldeman received a spot bonus of $40,000.
(2)	Kevin S. Kim was granted 20,000 performance units on March 6, 2013, under the 2007 Plan, which vest equally in thirds after each year of the first three years. The closing price of the Company’s stock on March 6, 2013 was $13.18. On June 26, 2013 and under the 2007 Plan, 2013, Kyu S. Kim was granted 4,000 performance units, which vest 20% each on the anniversary of the first five years. The closing price of the Company’s stock on June 26, 2013 was $13.75. Kyu S. Kim was also granted 98 restricted stock units as part of a service anniversary award on December 6, 2013, on which date the closing price of the Company’s stock was $16.32. Soo B. Min was granted 16,000 performance units on May 1, 2013, under the 2007 Plan, which vest 50% after the first year and 50% after the second year. The closing value of the Company’s stock on May 1, 2013 was $12.28. Each NEO, with the exception of Kevin S. Kim and Soo B. Min, who became employees in 2013, was granted performance units on February 10, 2012 under the 2007 Plan. The performance units granted to NEOs in 2012 vest 50% after the first two years and 25% after each of the third and fourth years. The closing price of the Company’s stock on February 10, 2012 was $10.33. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “stock awards” column represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.
(3)	Amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year. The amounts shown represent performance-based bonuses and Company contributions to deferred compensation accounts under the Company’s Long Term Incentive Plan, both of which are more fully described in the CD&A.
(4)	All other compensation includes perquisites, matching contributions to the Company’s 401(k) Plan, auto allowance and parking. Effective January 1, 2011, the Company made a matching contribution equal to 100% of the first 3% of an employee’s bi-weekly paycheck amount and 50% of the next 2% of an employee’s bi-weekly paycheck amount to the Company’s 401(k) Plan. Effective January 1, 2012, the Company increased its matching contribution to equal 100% of the first 3% of employee’s bi-weekly paycheck amount and 75% of the next 2% of an employee’s bi-weekly paycheck amount. For Kevin S. Kim, all other compensation for 2013 also included an aggregate $73,440 in initiation fees and monthly membership fees at a social club and a country club. For Alvin D. Kang, all other compensation also included payments in lieu of health insurance coverage paid by the Company, as well as a separation payment of $675,000 and termed vacation of $38,951 in 2013. For Philip E. Guldeman, all other compensation also included cell phone allowance, living allowance of $8,077 in 2013 and termed vacation of $377.

2013 GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information about performance units granted to NEOs during the fiscal year ended December 31, 2013.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock Units (#)(1)	Grant Date Fair Value of Stock Awards ($)(2)
Kevin S. Kim	3/06/13	20,000	$263,600
Chairman, President & Chief Executive Officer
Kyu S. Kim	6/26/13	4,000	$55,000
Senior Executive Vice President (Bank) & Chief Operating Officer
Soo B. Min	5/01/13	16,000	$196,480
Former President & Chief Executive Officer (Bank)

(1)	Performance Units were granted pursuant to the 2007 Plan. Kevin S. Kim was granted 20,000 performance units on March 6, 2013, which vest equally in thirds after each year of the first three years. Kyu S. Kim was granted 4,000 performance units on June 26, 2013, which vest 20% each on the anniversary of the first five years. On May 1, 2013, Soo B. Min was granted 16,000 performance units, which were scheduled to vest 50% each after the first and second year; however, these performance units termed out upon Mr. Min’s resignation on January 15, 2013. Dividends are not paid on the performance units.
(2)	The closing price of the Company’s stock was $13.18 on March 6, 2013, $2.28 on May 1, 2013, and $13.75 on June 26, 2013. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “stock awards” columns represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.

2013 NONQUALIFIED DEFERRED COMPENSATION TABLE

The following table includes information about deferred compensation during the fiscal year ended December 31, 2013 by Kyu S. Kim, who is the only NEO currently employed with the Company and participating in the Company’s Long Term Incentive Plan. Please see the CD&A for a full narrative description of the deferred compensation plan for executives.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
Kyu S. Kim	$0	$30,000	$6,340	$0	$102,082
Senior Executive Vice President (Bank) & Chief Operating Officer
Alvin D. Kang	$0	$0	$5,551	$15,625	$77,582
Former Chief Executive Officer

(1)	The earnings on the employee deferred compensation plans are calculated based on the total amount of interest accrued on account balances. The Summary Compensation Table includes only the above-market portion of those interest payments in 2013, which amounted to $741 for Kyu S. Kim and $947 for Alvin D. Kang.

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table includes information about the amount and value of all unexercised options and unvested stock awards previously awarded to the NEOs as of December 31, 2013. The number of awards held at December 31, 2013 include options and unvested performance units granted under the 2000 Plan and 2007 Plan.

Outstanding Equity Awards

	Option Awards(1)(2)				Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Kevin S. Kim	0	0	—	—	20,000	$331,800
Chairman, President & Chief Executive Officer
Douglas J. Goddard	0	0	—	—	10,800	$179,172
Executive Vice President & Chief Financial Officer

Outstanding Equity Awards

	Option Awards(1)(2)					Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Kyu S. Kim	0		0	—	—	13,300		$220,647
Senior Executive Vice President (Bank) & Chief Operating Officer
Mark H. Lee	0		0	—	—	11,500		$190,785
Executive Vice President (Bank) & Chief Credit Officer
Jason K. Kim	1,404		0	17.19	1/20/14	9,500		$157,605
Executive Vice President (Bank) & Chief Lending Officer	3,122		0	26.98	5/23/15
	15,610			21.78	6/7/17
Soo B. Min	0		0	—	—	16,000	(5)	$265,440
Former President & Chief Executive Officer (Bank)
Alvin D. Kang	80,000	(6)	0	15.54	07/29/15	0		$0
Former President & Chief Executive Officer
Philip E. Guldeman	0		0	—	—	0		$0
Former Executive Vice President & Chief Financial Officer

(1)	Terms of outstanding stock options are for a period of ten years from the date the option is granted. Except as noted below with respect to Alvin D. Kang, options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death. If an optionee becomes disabled or dies during his service to the Company, the optionee’s option may be exercised up to twelve months following the date of termination of employment.
(2)	The exercise price per share for an incentive stock option must be at least equal to the fair market value of the common stock at the date of grant. The exercise price may be paid in cash or stock.
(3)	Performance Units were granted pursuant to the 2007 Plan. Kevin S. Kim was granted 20,000 performance units on March 6, 2013, which vest equally in thirds after each year of the first three years. Kyu S. Kim was granted 4,000 performance units on June 26, 2013, which vest 20% each on the anniversary of the first five years. On May 1, 2013, Soo B. Min was granted 16,000 performance units, which were scheduled to vest 50% each after the first and second year; however, these performance units termed out upon Mr. Min’s resignation on January 15, 2013. Dividends are not paid on the performance units.
(4)	The market value of the performance units was calculated by multiplying the closing market price of the Company’s stock at December 31, 2013, $16.59, by the number of performance units.
(5)	Soo B. Min’s performance units terminated upon his resignation on January 15, 2014.
(6)	Alvin D. Kang’s vested stock options that were outstanding as of his resignation from the Company remain exercisable through the last day of the term of the respective option, as set forth in the applicable stock option agreements, notwithstanding the discontinuance of his employment and any terms in the stock option agreements to the contrary.

2013 OPTION EXERCISES AND STOCK VESTED TABLE

The following table includes information about performance units of NEOs that vested during the fiscal year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercising (#)	Value Realized on Exercising ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Kevin S. Kim	0	0	25,000	(1)	$322,000
Chairman, President & Chief Executive Officer
Mark H. Lee	0	0	2,000	(2)	$25,560
Executive Vice President (Bank) & Chief Credit Officer
Jason K. Kim	0	0	5,739	(3)	$72,254
Executive Vice President (Bank) & Chief Lending Officer

(1)	Kevin S. Kim was granted 25,000 shares of performance units on February 10, 2012 from the 2007 Plan, as part of a grant made to all directors of the Company, which fully vested on April 30, 2013. The market value of the performance units were calculated by multiplying the closing market price of the Company’s stock on April 30, 2013, $12.88, by the number of shares covered by the performance units.
(2)	Mark H. Lee was granted 10,000 shares of restricted stock on May 1, 2009 from the 2007 Plan, which vest 20% each on the anniversary of years one through five. The market value of the restricted stock was calculated by multiplying the closing market price of the Company’s stock at May 1, 2013, $12.28, by the number of shares of restricted stock that vested.
(3)	Jason K. Kim was granted 14,708 shares of restricted stock on February 10, 2010 from the 2006 Plan. Upon the merger of Center Financial into the Company, the restricted stock was converted into a right to receive 11,479 shares of restricted stock, half of which vested after two years and the remainder after the third year. The market value of the restricted stock was calculated by multiplying the closing market price of the Company’s stock at February 11, 2013, $12.59, by the number of shares of restricted stock that vested.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE IN CONTROL

Alvin D. Kang left the Company and Bank effective January 31, 2013. Mr. Kang and the Company entered into a Separation and Release Agreement (the “Kang Separation Agreement”). Pursuant to the Kang Separation Agreement, Mr. Kang received, among other things, his salary and accrued vacation through January 31, 2013; a $675,000 separation payment; a cash bonus under the Company’s Performance Incentive Plan of $119,500 for the portion of 2012 following the repayment to the United States Treasury by the Company of TARP capital; a $40,000 credit in respect of 2012 to Mr. Kang’s deferral account under the Company’s LTIP; and an extension until July 29, 2015 of Mr. Kang’s right to exercise 80,000 vested options of the Company’s stock at $15.54 per share. In consideration of these benefits, Mr. Kang provided a general release of claims against the Company and its affiliates arising out of his employment and agreed not to solicit employees of the Company for an eighteen-month period following his separation from the Company.

Soo B. Min left the Bank effective January 15, 2014. Mr. Min and the Company entered into a Separation and Release Agreement (the “Min Separation Agreement”). Pursuant to the Min Separation Agreement, Mr. Min received, among other things, his salary and accrued vacation through January 15, 2013 and an aggregate separation payment of $642,280. In consideration of these benefits, Mr. Min provided a general release of claims against the Company and its affiliates arising out of his employment and agreed not to solicit employees of the Company for an eighteen-month period following his separation from the Company.

The tables below set forth payments upon termination of employment that each NEO would have been entitled to if they were terminated on December 31, 2013. Unless otherwise indicated, all amounts are payable in lump sums.

Potential and Actual Payments Upon Termination of Employment

Name	Cash Severance Arrangements/ Compensation ($)(1)		Acceleration of Unvested Options and Stock Awards ($)(2)	Total Termination Benefits ($)
Kevin S. Kim
Voluntary Termination or Retirement	0		0	0
Involuntary Termination (other than For Cause)	0		0	0
Involuntary Termination (For Cause)	0		0	0
Termination in Connection with Change in Control	450,000		331,800	781,800
Death	300,000		331,800	631,800
Disability	0		331,800	331,800
Douglas J. Goddard
Voluntary Termination or Retirement	0		0	0
Involuntary Termination (other than For Cause)	0		0	0
Involuntary Termination (For Cause)	0		0	0
Termination in Connection with Change in Control	0		179,172	179,172
Death	300,000		179,172	479,172
Disability	0		179,172	179,172
Kyu S. Kim
Voluntary Termination or Retirement	0		0	0
Involuntary Termination (other than For Cause)	0		0	0
Involuntary Termination (For Cause)	0		0	0
Termination in Connection with Change in Control	51,041	(3)	220,647	271,688
Death	300,000		220,647	520,647
Disability	0		220,647	220,647
Mark H. Lee
Voluntary Termination or Retirement	0		0	0
Involuntary Termination (other than For Cause)	0		0	0
Involuntary Termination (For Cause)	0		0	0
Termination in Connection with Change in Control	0		190,785	190,785
Death	300,000		190,785	490,785
Disability	0		190,785	190,785
Jason K. Kim
Voluntary Termination or Retirement	0		0	0
Involuntary Termination (other than For Cause)	0		0	0
Involuntary Termination (For Cause)	0		0	0
Termination in Connection with Change in Control	0		157,605	157,605
Death	300,000		157,605	457,605
Disability	0		157,605	157,605

(1)	All full time employees of the Company and the Bank are entitled to death benefits of 1.5 times their annual base salary, up to a maximum of $300,000.
(2)	The 2007 Plan allows for vesting of all performance units upon a change in control, death or the finding of permanent disability. This calculation assumes that each NEOs performance units were paid out in stock at the closing price on December 31, 2013, of $16.59 per share.
(3)	Kyu S. Kim is a participant in the Long Term Incentive Plan (“LTIP”). The LTIP allows for payment of a portion of the accrued benefits upon a change of control. Ms. Kim is entitled to 50% of her accrued benefits upon a change of control occurring on December 31, 2013, payable in accordance with the terms of her Long Term Incentive Plan. In addition, the LTIP allows for payment of the 100% of the accrued benefit upon the death of a participant.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. The Company’s compensation and benefits programs are designed to pay directors fairly for work required for a company of the size and scope of the Company, align the directors’ interests with the long-term interests of stockholders, and provide compensation that is transparent and straightforward for stockholders to understand.

The following table summarizes the compensation of our non-employee directors during 2013.

BBCN Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)(4)	Total ($)
Steven D. Broidy	93,667	0	0	0	15,000	108,667
Louis M. Cosso	93,667	0	0	0	15,000	108,667
Jin Chul Jhung	85,167	0	0	0	15,000	100,167
Chang Hwi Kim (Honorary Vice-Chairman)	76,167	0	0	0	15,000	91,167
Kevin S. Kim (Chairman)(5)	39,500	0	0	0	3,750	43,250
Peter Y.S. Kim	90,167	0	0	0	15,000	105,167
Sang Hoon Kim	93,667	0	0	0	15,000	108,667
Chung Hyun Lee	93,667	0	0	0	15,000	108,667
David P. Malone(6)	0	0	0	0	0	0
Jesun Paik	86,167	0	0	0	15,000	101,167
John H. Park(7)	72,167	0	0	0	17,808	82,167
Ki Suh Park (Honorary Chairman)	6,083	0	0	0	1,250	7,333
Scott Yoon-Suk Whang (Lead Independent Director & Vice-Chairman)	100,667	0	0	0	15,000	115,667
Dale S. Zuehls(8)	0	0	0	0	0	0

(1)	Amounts shown include payment of annual board membership retainer fees for the Company and Bank board meetings, committee membership fees, and chairmanship annual retainers.
(2)	As of December 31, 2013, each of the following directors had 23,415 vested, exercisable stock options outstanding: Jin Chul Jhung, Peter Y.S. Kim, Chang Hwi Kim, Sang Hoon Kim and Chung Hyun Lee.
(3)	Amounts include payments made to certain directors a) in lieu of receiving life insurance coverage and health insurance coverage paid by the Company: $1,250 paid to Ki Suh Park; $3,750 paid to Kevin S. Kim; and $15,000 paid to each of Steven D. Broidy, Louis M. Cosso, Chang Hwi Kim, Peter Y.S. Kim, Sang Hoon Kim, Chung Hyun Lee, Jesun Paik, John H. Park and Scott Yoon-Suk Whang; and b) deferred compensation of $2,809 paid to John H. Park.
(4)	Amount includes $1,061 of imputed value of split dollar life insurance agreement for John Park, who had been the only director, entitled to receive life insurance coverage, under the former Nara Bancorp, Inc. policy. All directors are entitled to receive $50,000 in life insurance coverage under the Company’s employee life insurance policy.
(5)	Director compensation for Kevin S. Kim was discontinued effective March 7, 2013, upon his appointment as President and Chief Executive Officer of the Company.
(6)	David P. Malone was appointed to the board of directors of the Company and Bank effective May 20, 2014.
(7)	John H. Park contributed $5,000 to a deferred compensation plan, entered into in 1996.
(8)	Dale S. Zuehls was appointed to the board of directors of the Company and Bank effective March 20, 2014.

Cash Compensation

From January through May 2013, members of the Bank and Company boards of directors, other than the Chairman, received a $55,000 annual board membership retainer, paid in monthly installments of $4,583 per month. The Chairman of the Bank and Company boards received a $73,000 annual board membership retainer, paid in monthly installments of $6,083 per month, which payments were discontinued in April 2013 upon his appointment as Chairman, President and Chief Executive Officer of BBCN Bancorp. The Vice-Chairman of the Bank and Company boards received a $67,000 annual board membership retainer, paid in monthly installments of $5,583 per month. The committee Chairs, except for the directors who serve as either Chairman or Vice-Chairman of the Bank or Company, each received an additional annual retainer of $6,000 for their services, and each member of the Director’s Loan Committee received an annual retainer of $6,000.

Effective June 2013, the Company approved a new director compensation schedule. All members of the Bank and Company boards of directors, other than the Chairman, received a $54,000 annual board membership retainer, paid in monthly installments of $4,500 per month. The Vice-Chairman of the Bank and Company boards, who took on the additional role of Lead Independent Director, received an additional $30,000 annual board membership retainer, paid in monthly installments of $2,500 per month. The committee Chairs, except for the directors who serve as either Chairman or Vice-Chairman of the Bank or Company, each received an additional annual retainer of $6,000 for their services, paid in monthly installments of $500 per month. Each director received an additional $1,000 per month for each month they attended board meetings. Each member of the Director’s Loan Committee received an annual retainer of $6,000, paid in monthly installments of $500 per month.

Throughout 2013, each director was given the option to receive $1,250 per month in cash or to participate in the Bank’s health and life insurance policy, up to a cost of $1,250 per month. The directors also received reimbursement for expenses, which included reasonable travel expenses to attend board or committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

In May 2004, Jin Chul Jhung, Chang Hwi Kim, Peter Y.S. Kim, Sang Hoon Kim and Chung Hyun Lee each became a participant in Center Bank’s Director Survivor Income Plan, which provides for a payment to each director’s chosen beneficiary in the amount of $200,000. In the fall of 2011, Kevin S. Kim became a participant in the Center Bank Director Survivor Income Plan at the same level as the other current Center Directors. Former Center Bank, in return, purchased whole life insurance policies insuring the life of each director in amounts which exceed the benefits payable to such beneficiaries with the Company as beneficiary of each of the insurance policies.

Long-Term Equity Incentive Awards

Directors may be granted equity awards upon their appointment to the board of directors. Periodically, the Company reevaluates board compensation, including the grant of new stock options and performance units. In setting director compensation, the Company considers the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by the board of directors. The Company also considers board compensation practices at similarly situated banks, while keeping in mind the compensation philosophy of the Company and the stockholders’ interests. Please see Item 12 of the Annual Report for information concerning stock and options held by directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company as of May 2, 2014 regarding the beneficial owners of more than five percent of the outstanding shares of the Company’s common stock.

Beneficial Owners of More than Five Percent

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
BlackRock, Inc. 40 East 52nd Street, New York, NY 10022	8,236,262	(2)	10.36%
Fidelity Management & Research Company 245 Summer Street, Boston, MA 02210-1133	7,233,081	(3)	9.10%
The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355-2331	4,625,841	(4)	5.82%

(1)	We have relied on the filings with the SEC on Schedule 13G of each of the listed stockholders in determining how many shares each stockholder owns. The public filings on Schedule 13G, including any amendments thereto, by these stockholders reflect ownership information as of December 31, 2013.
(2)	Based solely upon information contained in a Schedule 13G/A filed with the SEC on January 10, 2014, BlackRock, Inc. has sole power to vote or direct the vote of 8,017,231 shares; and sole power to dispose of or direct the disposition of 8,236,262 shares.
(3)	Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 14, 2014, Fidelity Management & Research Group has sole power to vote 725,173 shares; and sole power to dispose or to direct the disposition of 7,233,081 shares.
(4)	Based solely upon information contained in a Schedule 13G/A filed with the SEC on February, 11, 2014, The Vanguard Group has sole power to vote or direct the vote of 125,009 shares; sole power to dispose or to direct the disposition of 4,506,532 shares; and shared power to dispose of or to direct the disposition of 119,309 shares.

The following table shows the beneficial ownership of our common stock as of May 2, 2014 for (i) each of our directors, (ii) each of our Executive Officers, and (iii) all directors and executive officers as a group.

Beneficial Ownership of Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Directors
Steven D. Broidy	25,000	(3)	*
Louis M. Cosso	22,500		*
Jin Chul Jhung	232,609	(4)	*
Kevin S. Kim	475,683	(5)	*
Peter Y.S. Kim	912,888	(6)	1.15%
Sang Hoon Kim	875,127	(7)	1.10%
Chung Hyun Lee	256,535	(8)	*
David P. Malone	0		*
Jesun Paik	60,333		*
Scott Yoon-Suk Whang	59,602	(9)	*
Dale S. Zuehls	0		*
Executive Officers			*
Kyu S. Kim	5,548	(10)	*
Cha Y. Park	0		*
Douglas J. Goddard	5,400		*
Sook K. Goo	31,946	(11)	*
Daniel H. Kim	0		*
David W. Kim	0		*
Jason K. Kim	92,061		*
Mark H. Lee	11,768		*
Brian E. Van Dyk	2,496		*
Johann Minkyun You	0		*
All Directors and Executive Officers as a Group (21 Individuals)	3,069,496		3.86%

*	Indicates holdings of less than 1%.

(1)	Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated or if stock is held as separate property) and minor children, and by any other relative of such person who has the same home; shares held in “street name” for the benefit of such person; shares held by a family trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person (and/or such person’s spouse) is the sole beneficiary and has pass-through voting rights and investment power.
(2)	This percentage is based on the total number of shares of the Company’s common stock outstanding as of May 2, 2014, which was 79,490,899.
(3)	Shares held by Broidy Revocable Trust.
(4)	Includes 189,193 shares gifted to an irrevocable trust with his spouse as sole trustee. Includes 23,415 stock options vested and exercisable under the 2006 Plan.
(5)	Includes 6,666 performance units vested under the 2007 Plan.
(6)	Includes 23,415 stock options vested and exercisable under the 2006 Plan. Includes 390,000 shares gifted to his children which Mr. Kim retains the sole voting and investment power.
(7)	Includes 211,842 shares held by a trust of which Sang Hoon Kim is a trustee, and 5,317 shares held by other relatives of Mr. Kim, as to all of which shares Mr. Kim has shared voting and investment power pursuant to agreements with the record owners of the shares. Also includes 214,266 shares held by Mr. Kim’s wife as separate property, all of which are pledged, as to which shares Mr. Kim has shared voting and investment power. Mr. Kim also owns 400,287 shares directly. Includes 23,415 stock options vested and exercisable under the 2006 Plan.
(8)	Includes 23,415 stock options vested and exercisable under the 2006 Plan.
(9)	Includes 19,933 shares owned by revocable trust.
(10)	800 performance units scheduled to vest on June 26, 2014.
(11)	Includes 23,415 stock options vested and exercisable options under the 2006 Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approving Related Party Transactions

We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be reviewed by the Nomination and Governance Committee and ultimately reviewed and approved by the Company’s board of directors. As required under its charter, the Nomination and Governance Committee is responsible for reviewing each director’s independence (according to the Nasdaq Stock Market and the SEC standards) and for making recommendations to the full board based on its findings. The Nomination and Governance Committee has determined that each of the directors, other than Kevin S. Kim, is independent in accordance with such standards. The Nomination and Governance Committee charter can be found in the corporate governance section of our website at www.BBCNbank.com.

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

All of the transactions reported below were approved by our board of directors in accordance with these policies and procedures, and we believe that the terms of these transactions were not less favorable to us as those we could have obtained from unrelated third parties. The employee and director Code of Ethics and Business Conduct can be found in the corporate governance section of our website at www.BBCNbank.com.

To identify related party transactions, each year we require our directors and executive officers to complete director and officer questionnaires identifying any transaction with us or any of our subsidiaries in which the officer or director or their family members have an interest. In addition, director independence is discussed on a regular basis at the Nomination and Governance Committee, and the Bank tracks all deposit accounts on a daily basis and loan accounts on a quarterly basis. Directors and executive officers are required to notify the Legal Department of any updates to the information supplied in the questionnaire occurring after the date of its completion.

There are no existing or proposed material transactions between the Company or BBCN Bank and any of our officers, directors, nominees or principal stockholders or the immediate family or associates of the foregoing persons, except as indicated below.

Transactions Considered

Some of the directors and officers of the Company and/or the Bank and the immediate families and the business organizations with which they are associated, are customers of, and have had banking transactions with, BBCN Bank in the ordinary course of our business and we expect to have banking transactions with such persons in the future. All loans made to such persons have been made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans to persons not related to the Bank and do not involve more than a normal risk of collectability or present other unfavorable features.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of the Annual Report for certain equity compensation plan information.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the board of directors has selected KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2014 and has further directed that the selection of KPMG be submitted for ratification by the stockholders at the 2014 Annual Meeting of Stockholders. KPMG became our independent registered public accounting firm on March 15, 2012, replacing Crowe Horwath, LLP who had acted as our independent registered public accounting firm since September 17, 2004. KPMG acted as Center Financial Corporation’s independent registered public accounting firm prior to its merger with and into the Company.

Following a competitive request for proposal process undertaken by the Audit Committee, the Company engaged KPMG effective March 15, 2012 as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012 and dismissed its prior audit firm, Crowe Horwath LLP (“Crowe Horwath”). The change in accountants was not a result of any dissatisfaction with the quality of professional services rendered by Crowe Horwath. Crowe Horwath was the independent registered public accounting firm for the former Nara Bancorp, Inc., and KPMG was the independent registered public accounting firm for the former Center Financial Corporation. The audited financial statements for the fiscal years ended December 31, 2010 and December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty in audit scope or accounting principles. The decision to change registered public accounting firms and the appointment of the new registered public accounting firm was made by the Audit Committee.

In the two fiscal years ended December 31, 2011 and 2010, and for the periods through the date of the dismissal, March 15, 2012, there have been no disagreements between the Company and Crowe Horwath on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Crowe Horwath’s satisfaction, would have caused Crowe Horwath to make reference to the subject matter of the disagreement in connection with its opinion on the Company’s consolidated financial statements for such year, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The following table provides a summary of the various fees paid to Crowe Horwath and KPMG in 2012 and 2013:

	2012 (Crowe)	2012 (KPMG)	2013
Audit Fees	$—	$609,500	$800,000
Audit Related Fees	$41,825	$—	$—
Tax Fees	$—	$—	$—
All Other Fees	$—	$—	$—

Total Fees	$41,825	$609,500	$800,000

Audit Fees. The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2012 and 2013. KPMG’s audit fees include the fees for the audit of the consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for 2012 and 2013. KPMG’s 2013 audit fees also reflect the completion of two acquisitions during the year.

Audit Related Fees. Crowe Horwath’s audit related fees were for the issuance of consents for the Company’s Form 10-K and Form S-4 filings in 2012.

Tax Fees. No tax fees were incurred in 2012 and 2013.

All Other Fees. No Other Fees were incurred in 2012 and 2013.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted policies and procedures for the approval in advance of audit and non-audit services rendered by our independent auditor. The policy requires advance approval of all services before the independent auditor is engaged to provide such services. The advance approval of services may be delegated to the Chair of the Audit Committee who has authority to approve up to $25,000 of services, which must be ratified at the next scheduled Audit Committee meeting.

The Company anticipates that a representative of KPMG will be present at the 2014 Annual Meeting of Stockholders and will be available to respond to your appropriate questions and make such statements as the representative may desire.

Neither our Bylaws nor other governing documents or law require stockholder ratification of the selection of KPMG as the Company’s independent registered public accounting firm. However, we are submitting the selection of KPMG to the stockholders for ratification to obtain our stockholders views. If the stockholders do not ratify the selection of KPMG, the Audit Committee will reconsider whether or not to retain that firm. Even if the selection is ratified, the Audit Committee of the board of directors in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if the Audit Committee of the board of directors determines that such a change would be in our best interests and the best interests of our stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) List of Exhibits

Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

By:	/s/ KEVIN S. KIM
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date: June 5, 2014