Form 10-Q
period 2014-06-30
BBCN BANCORP INC
filed 2014-08-08
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 4, 2014, there were 79,493,732 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see "Part II, Item 1A. Risk Factors" contained herein and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$121,685	$96,061
Interest bearing deposit at the Federal Reserve Bank ("FRB")	293,234	220,644
Total cash and cash equivalents	414,919	316,705
Securities available for sale, at fair value	746,683	705,751
Loans held for sale, at the lower of cost or fair value	53,324	44,115
Loans receivable, net of allowance for loan losses (June 30, 2014 - $66,870; December 31, 2013 - $67,320)	5,280,187	5,006,856
Other real estate owned ("OREO"), net	20,610	24,288
Federal Home Loan Bank ("FHLB") stock, at cost	28,399	27,941
Premises and equipment, net of accumulated depreciation and amortization (June 30, 2014 - $27,569; December 31, 2013 - $25,852)	30,699	30,894
Accrued interest receivable	13,133	13,403
Deferred tax assets, net	72,556	89,297
Customers’ liabilities on acceptances	5,719	5,602
Bank owned life insurance ("BOLI")	45,354	44,770
Investments in affordable housing partnerships	10,791	11,460
Goodwill	105,401	105,401
Core deposit intangible assets, net	4,535	5,184
Servicing assets	9,024	8,915
FDIC loss share receivable	—	1,110
Other assets	24,957	33,507
Total assets	$6,866,291	$6,475,199

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,512,423	$1,399,454
Interest bearing:
Money market and NOW accounts	1,449,771	1,376,068
Savings deposits	203,790	222,446
Time deposits of $100,000 or more	1,624,340	1,498,784
Other time deposits	680,064	651,305
Total deposits	5,470,388	5,148,057
FHLB advances	461,166	421,352
Subordinated debentures	42,076	57,410
Accrued interest payable	6,087	4,821
Acceptances outstanding	5,719	5,602
Other liabilities	28,246	28,583
Total liabilities	6,013,682	5,665,825
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2014 and December 31, 2013; issued and outstanding, 79,493,732 and 79,441,525 shares at June 30, 2014 and December 31, 2013, respectively	79	79
Additional paid-in capital	541,173	540,876
Retained earnings	311,195	278,604
Accumulated other comprehensive income (loss), net	162	(10,185)
Total stockholders’ equity	852,609	809,374
Total liabilities and stockholders’ equity	$6,866,291	$6,475,199

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$71,687	$65,473	$140,381	$128,502
Interest on securities	4,078	3,526	8,172	6,953
Interest on federal funds sold and other investments	688	380	1,253	667
Total interest income	76,453	69,379	149,806	136,122
INTEREST EXPENSE:
Interest on deposits	7,272	5,647	13,962	11,055
Interest on FHLB advances	1,311	1,218	2,522	2,442
Interest on other borrowings	380	411	867	806
Total interest expense	8,963	7,276	17,351	14,303
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	67,490	62,103	132,455	121,819
PROVISION FOR LOAN LOSSES	2,996	800	6,022	8,306
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	64,494	61,303	126,433	113,513
NONINTEREST INCOME:
Service fees on deposit accounts	3,360	2,922	6,832	5,797
International service fees	1,113	1,266	2,116	2,504
Loan servicing fees, net	610	1,041	1,578	2,014
Wire transfer fees	919	887	1,824	1,703
Other income and fees	1,648	1,199	3,267	2,444
Net gains on sales of SBA loans	2,811	3,295	5,533	5,989
Net gains on sales of other loans	—	19	—	62
Net gains on sales of securities available for sale	—	—	—	54
Net gains (losses) on sales of OREO	31	(11)	437	(9)
Total noninterest income	10,492	10,618	21,587	20,558
NONINTEREST EXPENSE:
Salaries and employee benefits	18,143	16,219	37,082	32,551
Occupancy	4,715	4,835	9,339	8,846
Furniture and equipment	2,012	1,613	4,026	3,186
Advertising and marketing	1,508	1,190	2,596	2,463
Data processing and communication	2,299	1,861	4,420	3,505
Professional fees	1,315	1,443	2,628	2,744
FDIC assessments	1,080	858	2,103	1,552
Credit related expenses	3,016	2,203	4,437	3,918
Merger and integration expense	50	385	224	1,690
Other	3,601	3,822	7,158	7,249
Total noninterest expense	37,739	34,429	74,013	67,704
INCOME BEFORE INCOME TAX PROVISION	37,247	37,492	74,007	66,367
INCOME TAX PROVISION	14,935	14,821	29,499	26,235
NET INCOME	$22,312	$22,671	44,508	$40,132
EARNINGS PER COMMON SHARE
Basic	$0.28	$0.29	$0.56	$0.51
Diluted	$0.28	$0.29	$0.56	$0.51

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$22,312	$22,671	$44,508	$40,132
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale and interest only strips	6,655	(19,699)	17,795	(23,353)
Reclassification adjustments for gains realized in income	—	—	—	(54)
Tax expense (benefit)	2,752	(7,738)	7,448	(9,320)
Change in unrealized gains (losses) on securities available for sale and interest only strips	3,903	(11,961)	10,347	(14,087)
Total comprehensive income	$26,215	$10,710	$54,855	$26,045

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, JANUARY 1, 2013	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp, Inc.	632,050	1	8,640
Issuance of additional shares pursuant to various stock plans	532,279		1,849
Tax effect of stock plans			234
Stock-based compensation			1,008
Cash dividends declared on common stock				(7,856)
Comprehensive income:
Net income				40,132
Other comprehensive loss					(14,087)
BALANCE, JUNE 30, 2013	79,205,840	$79	$537,085	$248,866	$(5,005)

BALANCE, JANUARY 1, 2014	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	52,207	—	—
Tax effect of stock plans			—
Stock-based compensation			297
Cash dividends declared on common stock				(11,917)
Comprehensive income:
Net income				44,508
Other comprehensive income					10,347
BALANCE, JUNE 30, 2014	79,493,732	$79	$541,173	$311,195	$162

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,508	$40,132
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(10,008)	(7,328)
Stock-based compensation expense	297	1,008
Provision for loan losses	6,022	8,306
Valuation adjustment of OREO	448	762
Proceeds from sales of loans held for sale	68,143	67,732
Originations of loans held for sale	(77,035)	(53,176)
Net gains on sales of SBA and other loans	(5,533)	(6,051)
Net change in BOLI	(584)	(633)
Net gains on sales of securities available for sale	—	(54)
Net (gains) loss on sales of OREO	(437)	9
Change in accrued interest receivable	270	(513)
Change in deferred income taxes	9,293	2,976
Change in prepaid FDIC insurance	—	7,771
Change in investments in affordable housing partnership	669	677
Change in FDIC loss share receivable	1,110	2,342
Change in other assets	8,440	8,376
Change in accrued interest payable	1,266	70
Change in other liabilities	(337)	(4,832)
Net cash provided by operating activities	46,532	67,574
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(261,309)	(84,982)
Proceeds from sales of securities available for sale	—	6,636
Proceeds from sales of OREO	5,035	1,425
Purchase of premises and equipment	(2,987)	(3,348)
Purchase of securities available for sale	(82,552)	(147,995)
Purchase of FHLB stock	(536)	(1,969)
Redemption of FHLB stock	78	32
Proceeds from matured or paid-down securities available for sale	57,640	101,604
Net cash received from acquisition - Pacific International Bancorp, Inc.	—	25,968
Redemption of preferred stock upon the acquisition	—	(7,475)
Net cash used in investing activities	(284,631)	(110,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	323,694	49,537
Redemption of subordinated debentures	(15,464)	(4,124)
Proceeds from FHLB advances	40,000	140,000
Repayment of FHLB advances	—	(153,697)
Cash dividends paid on Common Stock	(11,917)	(7,855)
Issuance of additional stock pursuant to various stock plans	—	2,083
Net cash provided by financing activities	336,313	25,944
NET CHANGE IN CASH AND CASH EQUIVALENTS	98,214	(16,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,705	312,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$414,919	$296,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$16,085	$14,159
Income taxes paid	$14,245	$19,516
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$1,368	$4,396
Transfer from loans receivable to loans held for sale	$34	$—
Loans to facilitate sales of loans held for sale	$5,250	$—
Non-cash goodwill adjustment, net	$—	$(1,116)
Pacific International Bancorp, Inc. Acquisition:
Assets acquired	$—	$181,048
Liabilities assumed	$—	$(167,028)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp" on a parent-only basis and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Dallas, Denver, Northern California, Seattle and Annandale. The Company is a corporation organized under the laws of the state of Delaware and bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at June 30, 2014 and the results of operations for the three and six months then ended. Certain reclassification have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
FASB ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. These amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Disclosures for a change in accounting principle are required upon transition. ASU 2014-01 is effective for for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on the Company's financial statements.
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

FASB ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 31, 2014 and is not expected to have a significant impact on the Company's financial statements.

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
Under the terms of the acquisition agreement, Foster shareholders can elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. As of June 30, 2014, the Company had issued 180,300 shares of Company common stock in exchange for 68,619 shares of Foster common stock and paid $1.9 million for 58,906 shares of Foster common stock. As of June 30, 2014, there were 4,475 shares of Foster common stock that had not been redeemed, and the accrued liability for the unredeemed shares of Foster common stock was $155 thousand.
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
Acquisition of Pacific International Bancorp, Inc.
On February 15, 2013, the Company completed the acquisition of Pacific International Bancorp, Inc. ("PIB"), a Seattle based company, pursuant to an Agreement and Plan of Merger, dated October 22, 2012. The Company acquired PIB in order to increase its presence in the Seattle market. PIB's primary subsidiary, Pacific International Bank, a Washington state-chartered bank, operated four bank branches in the Seattle metropolitan area.
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

The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition are $229.3 million and $187.8 million, respectively, for Foster and $99.6 million and $84.7 million, respectively, for PIB, as of June 30, 2014.
Pro Forma Information
The operating results of Foster and PIB from the dates of acquisitions through June 30, 2014 are included in the Condensed Consolidated Statement of Income for 2014 and 2013.
The following unaudited combined pro forma information presents the operating results for the three and six months ended June 30, 2014 and 2013, as if the Foster and PIB acquisitions had occurred on January 1, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Net interest income	$67,490	$79,266	$132,455	$140,581
Net income	$22,312	$19,394	$44,508	$36,411
Pro forma earnings per share:
Basic	$0.28	$0.24	$0.56	$0.46
Diluted	0.28	0.24	0.56	0.46
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

Acquisition-Related Expenses
The following table presents acquisition-related expenses associated with the Foster and PIB acquisitions which were reflected in the Condensed Consolidated Statements of Income in merger and integration expense. These expenses are comprised primarily of salaries and benefits, occupancy expenses, professional services and other noninterest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
PIB	$—	$81	$31	$1,332
Foster	$50	$304	$193	$358
Total	$50	$385	$224	$1,690

4.	Stock-Based Compensation
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
Under the 2007 and 2006 Plans, 2,745,606 shares were available for future grants as of June 30, 2014.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 and 2006 Plans. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 and 2006 Plans for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	420,594	$20.44
Granted	—	—
Exercised	—	—
Expired	(36,601)	18.07
Forfeited	—	—
Outstanding - June 30, 2014	383,993	$20.67	2.5	$32,800
Options exercisable - June 30, 2014	383,993	$20.67	2.5	$32,800

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2014	200,165	$11.57
Granted	29,000	16.75
Vested	(58,326)	10.52
Forfeited	(19,888)	11.92
Outstanding - June 30, 2014	150,951	$12.99

The total fair value of restricted performance units vested for the six months ended June 30, 2014 and 2013 was $862 thousand and $3.9 million, respectively.
The amount charged against income related to stock-based payment arrangements was $184 thousand and $299 thousand for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, $289 thousand and $1.0 million, respectively, were charged against income related to stock-based payment arrangements.
The income tax benefit recognized was $74 thousand and $1.3 million, for the three months ended June 30, 2014 and 2013, respectively and the amount recognized was $115 thousand and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.
At June 30, 2014, total unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $1.7 million, which is expected to be recognized over a weighted average vesting period of 3.00 years.

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2014 and 2013, stock options and restricted shares awards for 86,103 shares and 192,227 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2014 and 2013, stock options and restricted shares awards for 80,661 shares and 198,565 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants, issued pursuant to the Company's participation in the U.S. Treasury's TARP Capital Purchase Plan, to purchase 18,482 shares and 18,114 shares of common stock were antidilutive and excluded for the three and six months ended June 30, 2014 and 2013, respectively.
The following table shows the computation of basic and diluted EPS for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$22,312	79,490,767	$0.28	$22,671	79,062,233	$0.29
Effect of dilutive securities:
Stock options and performance units		40,119			155,890
Common stock warrants		83,160			18,609
Diluted EPS - common stock	$22,312	79,614,046	$0.28	$22,671	79,236,732	$0.29

	Six Months Ended June 30,
	2014			2013
	Net income available to common stockholders (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$44,508	79,481,359	$0.56	$40,132	78,746,444	$0.51
Effect of Dilutive Securities:
Stock Options and Performance Units		49,132			238,957
Common stock warrants		87,955			15,410
Diluted EPS - common stock	$44,508	79,618,446	$0.56	$40,132	79,000,811	$0.51

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$291,676	$1,564	$(5,102)	$288,138
Mortgage-backed securities	427,237	6,940	(2,983)	431,194
Trust preferred securities	4,524	—	(536)	3,988
Municipal bonds	5,675	448	(29)	6,094
Total debt securities	729,112	8,952	(8,650)	729,414
Mutual funds	17,425	—	(156)	17,269
	$746,537	$8,952	$(8,806)	$746,683

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$286,608	$1,104	$(13,611)	$274,101
Mortgage-backed securities	409,165	3,620	(7,789)	404,996
Trust preferred securities	4,516	—	(819)	3,697
Municipal bonds	5,687	319	(70)	5,936
Total debt securities	705,976	5,043	(22,289)	688,730
Mutual funds	17,425	—	(404)	17,021
	$723,401	$5,043	$(22,693)	$705,751

As of June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended June 30, 2014 and 2013, $6.7 million of unrealized gains and $19.7 million of unrealized losses, respectively, were included in accumulated other comprehensive income during the periods. For the six months ended June 30, 2014 and 2013, $17.8 million of unrealized gains and $23.4 million of unrealized losses, respectively, were included in accumulated other comprehensive income during the periods. A total of $0 and $54 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive income into earnings for the six months ended June 30, 2014 and 2013, respectively. There were no securities sold during the three months ended June 30, 2014 and 2013.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$—	$—	$—	$6,636
Gross gains	—	—	—	54
Gross losses	—	—	—	—

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	340	348
Due after five years through ten years	3,884	4,292
Due after ten years	5,975	5,442
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	291,676	288,138
Mortgage-backed securities	427,237	431,194
Mutual funds	17,425	17,269
	$746,537	$746,683

Securities with carrying values of approximately $356.8 million and $360.6 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	6	$44,798	$(676)	13	$140,569	$(4,426)	19	$185,367	$(5,102)
Mortgage-backed securities*	8	12,337	(57)	14	90,980	(2,926)	22	103,317	(2,983)
Trust preferred securities	—	—	—	1	3,988	(536)	1	3,988	(536)
Municipal bonds	—	—	—	1	1,141	(29)	1	1,141	(29)
Mutual funds	—	—	—	1	13,269	(156)	1	13,269	(156)
	14	$57,135	$(733)	30	$249,947	$(8,073)	44	$307,082	$(8,806)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	21	$198,713	$(12,460)	3	$13,381	$(1,151)	24	$212,094	$(13,611)
Mortgage-backed securities*	29	203,276	(7,293)	7	14,793	(496)	36	218,069	(7,789)
Trust Preferred securities	—	—	—	1	3,697	(819)	1	3,697	(819)
Municipal bonds	1	1,112	(70)	—	—	—	1	1,112	(70)
Mutual funds	1	13,021	(404)	—	—	—	1	13,021	(404)
	52	$416,122	$(20,227)	11	$31,871	$(2,466)	63	$447,993	$(22,693)
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
The Company has certain trust preferred securities and U.S. Government agency and U.S. Government sponsored enterprise collateralized mortgage obligations that were in a continuous unrealized loss position for twelve months or longer as of June 30, 2014. The trust preferred securities at June 30, 2014 had an amortized cost of $4.5 million and an unrealized loss of $536 thousand at June 30, 2014. The trust preferred securities are scheduled to mature in May 2047. These securities are rated investment grade and there are no credit quality concerns with the obligor. Certain of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments were in an unrealized loss position at June 30, 2014. All of the Company's U.S. Government agency and U.S. Government sponsored enterprise investments have high credit ratings of "AA" grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities are deemed to be due to the current market volatility and are not reflective of management’s expectations of its ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at June 30, 2014.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2014 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that management will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2014	December 31, 2013
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,019	$10,039
Commercial & industrial	4,089,242	3,821,163
Construction	85,037	72,856
Total real estate loans	4,184,298	3,904,058
Commercial business	929,143	949,093
Trade finance	141,053	124,685
Consumer and other	93,822	98,507
Total loans outstanding	5,348,316	5,076,343
Less: deferred loan fees	(1,259)	(2,167)
Loans receivable	5,347,057	5,074,176
Less: allowance for loan losses	(66,870)	(67,320)
Loans receivable, net of allowance for loan losses	$5,280,187	$5,006,856

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

The following table presents changes in the accretable discount on the ACILs for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$32,583	$23,410	$47,398	$18,651
Additions due to acquisitions during the period	—	—	—	4,945
Accretion	(4,197)	(3,586)	(9,064)	(7,032)
Changes in expected cash flows	(102)	17,266	(10,050)	20,526
Balance at end of period	$28,284	$37,090	$28,284	$37,090

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the ACILs is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The accretable yield will change from period to period due to the following: 1) estimates of the remaining life of acquired loans will affect the amount of future interest income; 2) indices for variable rates of interest on ACILs may change; and 3) estimates of the amount of the contractual principal and interest that will not be collected (nonaccretable difference) may change. The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2014
Balance, beginning of period	$38,586	$16,208	$2,944	$467	$6,838	$593	$—	$63	$65,699
Provision (credit) for loan losses	1,066	(336)	1,624	(69)	622	88	—	1	2,996
Loans charged off	(726)	(1,794)	—	(18)	(188)	(45)	—	—	(2,771)
Recoveries of charge offs	132	581	—	211	17	3	—	2	946
Balance, end of period	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870
Six Months Ended June 30, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	(348)	2,211	1,972	(62)	1,073	1,099	—	77	6,022
Loans charged off	(813)	(5,519)	(57)	(19)	(283)	(1,265)	—	(78)	(8,034)
Recoveries of charge offs	151	1,171	—	211	17	9	—	3	1,562
Balance, end of period	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2013
Balance, beginning of period	$43,709	$16,522	$1,698	$538	$9,889	$809	$—	$103	$73,268
Provision (credit) for loan losses	(1,057)	1,043	637	(20)	(233)	484	—	(54)	800
Loans charged off	(777)	(1,413)	—	(2)	(24)	(684)	—	—	(2,900)
Recoveries of charge offs	57	368	—	12	—	45	—	25	507
Balance, end of period	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675
Six Months Ended June 30, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	2,012	1,082	12	(149)	5,087	295	(3)	(30)	8,306
Loans charged off	(1,682)	(1,596)	(26)	(9)	(175)	(808)	—	(33)	(4,329)
Recoveries of charge offs	97	544	—	28	2	52	—	34	757
Balance, end of period	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$3,394	$3,225	$2,298	$—	$431	$393	$—	$—	$9,741
Collectively evaluated for impairment	35,664	11,434	2,270	591	978	246	—	66	51,249
ACILs	—	—	—	—	5,880	—	—	—	5,880
Total	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870

Loans outstanding:
Individually evaluated for impairment	$53,937	$37,546	$8,985	$516	$19,365	$2,867	$—	$942	$124,158
Collectively evaluated for impairment	3,470,699	793,559	128,930	35,723	507,900	56,393	—	28,506	5,021,710
ACILs	—	—	—	—	132,397	38,778	3,138	28,135	202,448
Total	$3,524,636	$831,105	$137,915	$36,239	$659,662	$98,038	$3,138	$57,583	$5,348,316

	December 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,578	$5,183	$159	$32	$1,092	$622	$—	$—	$12,666
Collectively evaluated for impairment	34,490	11,613	2,494	429	612	174	—	64	49,876
ACILs	—	—	—	—	4,778	—	—	—	4,778
Total	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

Loans outstanding:
Individually evaluated for impairment	$49,177	$37,314	$5,692	$535	$19,992	$2,792	$—	$767	$116,269
Collectively evaluated for impairment	3,076,924	778,350	117,249	32,421	613,696	84,325	—	31,802	4,734,767
ACILs	—	—	—	—	144,269	46,312	1,744	32,982	225,307
Total	$3,126,101	$815,664	$122,941	$32,956	$777,957	$133,429	$1,744	$65,551	$5,076,343
As of June 30, 2014 and December 31, 2013, the liability for unfunded commitments was $1.5 million and $885 thousand, respectively. For the three months ended June 30, 2014 and 2013, the recognized provision for credit losses related to unfunded commitments was $547 thousand and $0, respectively. For the six months ended June 30, 2014 and 2013, the recognized provision for credit losses related to unfunded commitments was $588 thousand and $0, respectively.

The recorded investment in individually impaired loans was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
With allocated allowance
Without charge off	$70,372	$85,920
With charge off	2,134	851
With no allocated allowance
Without charge off	43,342	23,160
With charge off	8,310	6,338
Allowance on impaired loans	(9,741)	(12,666)
Impaired loans, net of allowance	$114,417	$103,603

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 and for the year ended December 31, 2013. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of June 30, 2014			For the Six Months Ended June 30, 2014		For the Three Months Ended June 30, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,063	4,227	484	5,238	46	4,198	27
Hotel & motel	11,651	11,651	1,901	11,771	266	11,696	133
Gas station & car wash	2,100	2,273	439	2,774	38	2,589	19
Mixed use	1,285	1,295	162	1,049	20	1,109	10
Industrial & warehouse	6,936	6,936	53	9,104	151	7,456	76
Other	7,785	7,810	786	9,353	166	8,898	82
Real estate—construction	—	—	—	—	—	—	—
Commercial business	30,087	32,184	3,618	30,875	594	28,981	310
Trade finance	8,599	15,786	2,298	6,526	99	6,990	51
Consumer and other	—	—	—	178	—	—	—
	$72,506	$82,162	$9,741	$76,868	$1,380	$71,917	$708
With no related allowance:
Real estate—residential						$—
Real estate—commercial
Retail	8,358	11,904	—	6,875	124	8,300	62
Hotel & motel	6,438	11,380	—	6,480	—	6,468	—
Gas station & car wash	4,961	8,384	—	4,820	—	4,808	—
Mixed use	1,286	1,374	—	1,143	—	1,292	—
Industrial & warehouse	9,334	12,889	—	7,528	160	9,389	83
Other	7,517	10,087	—	4,401	56	5,828	30
Real estate—construction	1,588	1,588	—	1,606	42	1,596	21
Commercial business	10,326	11,005	—	9,345	138	11,296	75
Trade finance	386	468	—	453	—	634	—
Consumer and other	1,458	1,534	—	1,234	15	1,468	8
	$51,652	$70,613	$—	$43,885	$535	$51,079	$279
Total	$124,158	$152,775	$9,741	$120,753	$1,915	$122,996	$987

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Six Months Ended June 30, 2013		For the Three Months Ended June 30, 2013
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	7,529	116	8,556	73
Hotel & motel	11,077	275	12,120	138
Gas station & car wash	1,711	53	1,621	27
Mixed use	1,223	23	1,385	10
Industrial & warehouse	8,880	127	12,283	62
Other	11,041	110	8,469	55
Real estate—construction	—	—	—	—
Commercial business	24,529	550	23,617	270
Trade finance	4,675	—	3,913	—
Consumer and other	221	11	303	6
	$70,886	$1,265	$72,267	$641
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	3,063	—	3,336	—
Hotel & motel	6,114	—	6,065	—
Gas station & car wash	3,085	—	3,762	—
Mixed use	593	—	441	—
Industrial & warehouse	4,684	5	4,830	3
Other	3,531	16	4,111	8
Real estate—construction	1,690	45	1,680	22
Commercial business	1,877	—	2,356	—
Trade finance	—	—	—	—
Consumer and other	1,266	10	1,259	5
	$25,903	$76	$27,840	$38
Total	$96,789	$1,341	$100,107	$679

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of June 30, 2014			For the Six Months Ended June 30, 2014		For the Three Months Ended June 30, 2014
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	297	294	2	264	—	201	—
Hotel & motel	—	—	—	—	—	—	—
Gas station & car wash	1,802	1,974	409	1,791	30	2,289	15
Mixed use	354	348	2	118	—	177	—
Industrial & warehouse	—	—	—	1,709	—	—	—
Other	388	407	17	1,054	4	899	2
Real estate—construction	—	—	—	—	—	—	—
Commercial business	783	1,342	393	1,240	4	868	3
Trade finance	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
	$3,624	$4,365	$823	$6,176	$38	$4,434	$20
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,570	3,585	—	1,549	15	1,702	7
Hotel & motel	6,317	8,674	—	6,379	—	6,347	—
Gas station & car wash	935	1,241	—	1,029	—	736	—
Mixed use	455	465	—	307	—	460	—
Industrial & warehouse	1,418	1,604	—	3,281	5	3,981	2
Other	5,830	6,713	—	3,396	20	4,526	12
Real estate—construction	—	—	—	—	—	—	—
Commercial business	2,084	2,264	—	1,505	10	1,853	7
Trade finance	—	—	—	—	—	—	—
Consumer and ther	942	1,018	—	887	4	947	2
	$19,551	$25,564	$—	$18,333	$54	$20,552	$30
Total	$23,175	$29,929	$823	$24,509	$92	$24,986	$50

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Six Months Ended June 30, 2013		For the Three Months Ended June 30, 2013
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,546	27	1,676	13
Hotel & motel	—	—	—	—
Gas station & car wash	270	30	405	16
Mixed use	—	—	—	—
Industrial & warehouse	7,095	—	10,227	—
Other	2,525	5	1,652	2
Real estate—construction	—	—	—	—
Commercial business	3,112	3	3,181	2
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
	$14,548	$65	$17,141	$33
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	577	—	466	—
Hotel & motel	5,929	—	5,899	—
Gas station & car wash	1,132	—	1,311	—
Mixed use	—	—	—	—
Industrial & warehouse	3,324	5	3,391	3
Other	1,397	16	1,692	8
Real estate—construction	—	—	—	—
Commercial business	189	—	109	—
Trade finance	—	—	—	—
Consumer and other	786	—	779	—
	$13,334	$21	$13,647	$11
Total	$27,882	$86	$30,788	$44

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2013			For the Year Ended December 31, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	7,318	7,451	827	7,783	181
Hotel & motel	11,920	12,744	2,841	11,432	550
Gas station & car wash	3,145	3,236	519	2,090	117
Mixed use	930	953	212	1,108	43
Industrial & warehouse	12,398	12,470	810	9,496	323
Other	10,262	10,351	1,461	9,826	405
Real estate—construction	—	—	—	—	—
Commercial business	34,663	36,472	5,805	27,010	1,572
Trade finance	5,600	5,628	159	5,313	41
Consumer and other	535	535	32	348	23
	$86,771	$89,840	$12,666	$74,406	$3,255
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,025	6,591	—	3,428	45
Hotel & motel	6,502	10,498	—	6,304	—
Gas station & car wash	4,845	8,273	—	3,803	139
Mixed use	845	912	—	697	—
Industrial & warehouse	3,806	7,204	—	3,958	10
Other	1,548	3,647	—	3,043	—
Real estate—construction	1,625	1,625	—	1,670	89
Commercial business	5,443	8,437	—	2,770	25
Trade finance	92	7,279	—	18	—
Consumer and other	767	831	—	1,067	—
	$29,498	$55,297	$—	$26,758	$308
Total	$116,269	$145,137	$12,666	$101,164	$3,563

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2013			For the Year Ended December 31, 2013
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	391	397	15	1,084	14
Hotel & motel	—	—	—	—	—
Gas station & car wash	794	885	341	485	—
Mixed use	—	—	—	—	—
Industrial & warehouse	5,128	5,200	612	6,323	—
Other	1,362	1,412	124	1,819	43
Real estate—construction	—	—	—	—	—
Commercial business	1,984	3,354	622	2,827	5
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$9,659	$11,248	$1,714	$12,538	$62
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,244	2,216	—	953	14
Hotel & motel	6,441	8,676	—	6,169	—
Gas station & car wash	1,614	2,109	—	1,366	62
Mixed use	—	—	—	—	—
Industrial & warehouse	1,883	3,446	—	2,482	10
Other	1,135	1,547	—	1,600	—
Real estate—construction	—	—	—	—	—
Commercial business	808	948	—	291	—
Trade finance	—	—	—	—	—
Consumer and other	767	831	—	779	—
	$13,892	$19,773	$—	$13,640	$86
Total	$23,551	$31,021	$1,714	$26,178	$148

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of June 30, 2014 and December 31, 2013 by class of loans:

	As of June 30, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,170	—	—	1,170	3,917	5,087
Hotel & motel	284	—	—	284	121	405
Gas station & car wash	—	—	—	—	4,026	4,026
Mixed use	—	—	—	—	966	966
Industrial & warehouse	211	—	—	211	2,020	2,231
Other	10	—	—	10	529	539
Real estate—construction	—	—	—	—	—	—
Commercial business	1,428	182	—	1,610	7,409	9,019
Trade finance	30	—	—	30	3,985	4,015
Consumer and other	37	28	—	65	—	65
Subtotal	$3,170	$210	$—	$3,380	$22,973	$26,353
Acquired Loans: (1)
Real estate—residential	$—	$—		$—	$—	$—
Real estate—commercial
Retail	62	73	—	135	1,268	1,403
Hotel & motel	—	—	—	—	6,317	6,317
Gas station & car wash	—	—	—	—	1,691	1,691
Mixed use	5,652	—	—	5,652	809	6,461
Industrial & warehouse	—	—	—	—	1,301	1,301
Other	—	264	—	264	4,850	5,114
Real estate—construction	—	—	—	—	—	—
Commercial business	684	176	—	860	2,159	3,019
Trade finance	—	—	—	—	—	—
Consumer and other	5	127	—	132	1,283	1,415
Subtotal	$6,403	$640	$—	$7,043	$19,678	$26,721
TOTAL	$9,573	$850	$—	$10,423	$42,651	$53,074

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $30.0 million.

	As of December 31, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	122	—	—	122	4,363	4,485
Hotel & motel	—	—	—	—	121	121
Gas station & car wash	1,038	—	—	1,038	2,228	3,266
Mixed use	—	—	—	—	974	974
Industrial & warehouse	215	—	—	215	1,923	2,138
Other	—	—	—	—	1,398	1,398
Real estate—construction	—	—	—	—	—	—
Commercial business	780	244	—	1,024	6,402	7,426
Trade finance	—	—	—	—	1,031	1,031
Consumer and other	54	22	—	76	—	76
Subtotal	$2,209	$266	$—	$2,475	$18,440	$20,915
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,024	—	—	2,024	1,030	3,054
Hotel & motel	—	—	—	—	6,441	6,441
Gas station & car wash	1,068	—	—	1,068	1,339	2,407
Mixed use	576	—	—	576	—	576
Industrial & warehouse	121	—	—	121	6,890	7,011
Other	516	1,729	—	2,245	1,376	3,621
Real estate—construction	—	—	—	—	—	—
Commercial business	524	703	5	1,232	2,708	3,940
Trade finance	—	—	—	—	—	—
Consumer and other	284	74	—	358	930	1,288
Subtotal	$5,113	$2,506	$5	$7,624	$20,714	$28,338
TOTAL	$7,322	$2,772	$5	$10,099	$39,154	$49,253

(1)	The Acquired Loans exclude ACILs.
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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of June 30, 2014 and December 31, 2013 by class of loans:

	As of June 30, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$8,804	$—	$—	$—	$8,804
Real estate—commercial
Retail	984,293	2,554	13,461	—	1,000,308
Hotel & motel	671,921	116	5,970	—	678,007
Gas station & car wash	493,778	—	10,481	—	504,259
Mixed use	271,096	356	2,284	—	273,736
Industrial & warehouse	308,406	3,144	12,125	—	323,675
Other	632,297	6,929	11,584	—	650,810
Real estate—construction	83,449	—	1,588	—	85,037
Commercial business	769,907	18,676	41,294	1,228	831,105
Trade finance	101,017	23,844	13,054	—	137,915
Consumer and other	35,683	40	516	—	36,239
Subtotal	$4,360,651	$55,659	$112,357	$1,228	$4,529,895
Acquired Loans:
Real estate—residential	$807	$295	$113	$—	$1,215
Real estate—commercial
Retail	184,448	10,009	27,815	—	222,272
Hotel & motel	102,853	7,100	14,203	—	124,156
Gas station & car wash	28,600	346	11,100	251	40,297
Mixed use	32,090	1,463	4,032	—	37,585
Industrial & warehouse	79,351	1,460	16,781	—	97,592
Other	113,330	5,756	16,885	574	136,545
Real estate—construction	—	—	—	—	—
Commercial business	63,976	8,329	24,194	1,539	98,038
Trade finance	3,138	—	—	—	3,138
Consumer and other	44,344	2,053	9,495	1,691	57,583
Subtotal	$652,937	$36,811	$124,618	$4,055	$818,421
Total	$5,013,588	$92,470	$236,975	$5,283	$5,348,316

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$8,070	$—	$—	$—	$8,070
Real estate—commercial
Retail	842,815	858	14,365	—	858,038
Hotel & motel	568,263	1,841	13,661	—	583,765
Gas station & car wash	455,205	—	10,854	—	466,059
Mixed use	259,788	360	3,324	—	263,472
Industrial & warehouse	251,993	4,116	12,056	—	268,165
Other	589,895	3,928	11,493	359	605,675
Real estate—construction	71,231	—	1,626	—	72,857
Commercial business	759,956	12,756	42,952	—	815,664
Trade finance	91,055	22,589	9,297	—	122,941
Consumer and other	32,389	32	535	—	32,956
Subtotal	$3,930,660	$46,480	$120,163	$359	$4,097,662
Acquired Loans:
Real estate—residential	$1,066	$284	$619	$—	$1,969
Real estate—commercial
Retail	237,325	9,319	28,128	94	274,866
Hotel & motel	109,138	7,134	14,836	179	131,287
Gas station & car wash	35,356	1,621	14,440	245	51,662
Mixed use	32,992	1,467	5,316	—	39,775
Industrial & warehouse	92,570	3,525	19,720	—	115,815
Other	133,752	6,698	21,573	560	162,583
Real estate—construction	—	—	—	—	—
Commercial business	94,854	10,266	26,245	2,064	133,429
Trade finance	1,744	—	—	—	1,744
Consumer and other	51,036	2,695	7,460	4,360	65,551
Subtotal	$789,833	$43,009	$138,337	$7,502	$978,681
Total	$4,720,493	$89,489	$258,500	$7,861	$5,076,343

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$—	$—	$34	$—
Real estate - Construction	—	—	—	—
Commercial Business	—	—	—	—
Total	$—	$—	$34	$—

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

A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank's general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a migration analysis methodology described above. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For ACILs, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.
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
The Company also establishes specific loss allowances for loans that have identified potential credit risk conditions or circumstances related to a specific individual credit. The specific allowance amounts are determined by a method prescribed by FASB ASC 310-10-35-22, Measurement of Impairment. The loans identified as impaired will be accounted for in accordance with one of the three acceptable valuation methods: 1) the present value of future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral, if the loan is collateral dependent. For the collateral dependent impaired loans, management obtains a new appraisal to determine the amount of impairment as of the date that the loan became impaired. The appraisals are based on an “as is” valuation. To ensure that appraised values remain current, management either obtains updated appraisals every twelve months from a qualified independent appraiser or an internal evaluation of the collateral is performed by qualified personnel. If the third party market data indicates that the value of the collateral property has declined since the most recent valuation date, management adjusts the value of the property downward to reflect current market conditions. If the fair value of the collateral is less than the recorded amount of the loan, management recognizes impairment by creating or adjusting an existing valuation allowance with a corresponding charge to the provision for loan losses. If an impaired loan is expected to be collected through liquidation of the underlying collateral, the loan is deemed to be collateral dependent and the amount of impairment is charged off against the allowance for loan losses.
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
The following table presents loans by portfolio segment and impairment method at June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$71,714	$1,588	$40,413	$8,985	$1,458	$124,158
Specific allowance	$—	$3,825	$—	$3,618	$2,298	$—	$9,741
Loss coverage ratio	0.0%	5.3%	0.0%	9.0%	25.6%	0.0%	7.8%
Non-impaired loans	$10,019	$4,017,528	$83,449	$888,730	$132,068	$92,364	$5,224,158
General allowance	$25	$42,096	$401	$11,680	$2,270	$657	$57,129
Loss coverage ratio	0.2%	1.0%	0.5%	1.3%	1.7%	0.7%	1.1%
Total loans	$10,019	$4,089,242	$85,037	$929,143	$141,053	$93,822	$5,348,316
Total allowance for loan losses	$25	$45,921	$401	$15,298	$4,568	$657	$66,870
Loss coverage ratio	0.2%	1.1%	0.5%	1.6%	3.2%	0.7%	1.3%

	As of December 31, 2013
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$67,544	$1,625	$40,106	$5,692	$1,302	$116,269
Specific allowance	$—	$6,670	$—	$5,805	$159	$32	$12,666
Loss coverage ratio	0.0%	9.9%	0.0%	14.5%	2.8%	2.5%	10.9%
Non-impaired loans	$10,039	$3,753,619	$71,231	$908,987	$118,993	$97,205	$4,960,074
General allowance	$25	$39,227	$628	$11,787	$2,494	$493	$54,654
Loss coverage ratio	0.2%	1.0%	0.9%	1.3%	2.1%	0.5%	1.1%
Total loans	$10,039	$3,821,163	$72,856	$949,093	$124,685	$98,507	$5,076,343
Total allowance for loan losses	$25	$45,897	$628	$17,592	$2,653	$525	$67,320
Loss coverage ratio	0.2%	1.2%	0.9%	1.9%	2.1%	0.5%	1.3%
Under certain circumstances, the Bank provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At June 30, 2014, total modified loans were $65.6 million, compared to $58.9 million at December 31, 2013. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of June 30, 2014 and December 31, 2013 is presented below:

	As of June 30, 2014
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,449	$674	$—	$13,123	$4,073	$583	$756	$5,412	$18,535
Maturity / Amortization concession	1,800	10,153	703	12,656	2,339	3,609	1,185	7,133	19,789
Rate concession	13,399	4,728	—	18,127	8,990	80	—	9,070	27,197
Principal forgiveness	—	—	—	—	—	42	—	42	42
	$27,648	$15,555	$703	$43,906	$15,402	$4,314	$1,941	$21,657	$65,563

	As of December 31, 2013
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,437	$1,057	$—	$8,494	$9,489	$1,279	$767	$11,535	$20,029
Maturity / Amortization concession	765	6,565	535	7,865	1,653	3,656	—	5,309	13,174
Rate concession	13,055	4,490	—	17,545	8,107	—	—	8,107	25,652
Principal forgiveness	—	—	—	—	—	49	—	49	49
	$21,257	$12,112	$535	$33,904	$19,249	$4,984	$767	$25,000	$58,904
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at June 30, 2014 were comprised of 19 commercial real estate loans totaling $27.6 million, 30 commercial business loans totaling $15.6 million, and 3 consumer loans totaling $703 thousand. TDRs on accrual status at December 31, 2013 were comprised of 15 commercial real estate loans totaling $21.3 million, 28 commercial business loans totaling $12.1 million and 2 consumer loans totaling $535 thousand.  The Company expects that the TDRs on accrual status as of June 30, 2014, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $5.3 million and $6.6 million of specific reserves to TDRs as of June 30, 2014 and December 31, 2013, respectively.

The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate—commercial
Retail	1	$523	$514	1	$523	$514
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	1	756	809
Other	—	—	—	1	240	238
Real estate - construction	—	—	—	—	—	—
Commercial business	3	2,542	2,107	7	5,892	5,875
Trade finance	—	—	—	1	92	800
Consumer and other	—	—	—	—	—	—
Subtotal	4	$3,065	$2,621	11	$7,503	$8,236
Acquired Loans:
Real estate—commercial
Retail	2	$1,075	$1,062	2	$1,075	$1,062
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	1	794	756	1	794	756
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	1	1,023	1,001
Real estate—construction	—	—	—	—	—	—
Commercial business	1	29	27	5	346	124
Trade finance	—	—	—	—	—	—
Consumer and other	—	$—	$—	1	$195	$187
Subtotal	4	$1,898	$1,845	10	$3,433	$3,130
	8	$4,963	$4,466	21	$10,936	$11,366
The specific reserves for the TDRs that occurred during the three and six months ended June 30, 2014 totaled $914 thousand and $1,857 thousand, respectively, and there were $0 thousand and $18 thousand in charge offs for the three and six months ended June 30, 2014, respectively.
The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	—	—	1	—
Subtotal	—	$—	1	$—
Acquired Loans:
Real estate—commercial
Retail	1	$4	2	$216
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	3	112	3	112
Subtotal	4	$116	5	$328
	4	$116	6	$328
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of June 30, 2014, the specific reserves totaled $34 thousand and $34 thousand for the TDRs that had payment defaults during the three and six months ended June 30, 2014, respectively. The total charge offs for the TDRs that had payment defaults during the three and six months ended June 30, 2014 were $45 thousand and $525 thousand.

There were four Acquired Loans that defaulted during the three months ended June 30, 2014 which were modified as follows: three Commercial Business loans totaling $112 thousand were modified through payment concessions and one Real Estate Commercial loan totaling $4 thousand was modified through payment concession.
There was one Commercial Business Legacy Loan that defaulted and was charged off during the six months ended June 30, 2014. The loan was modified through a maturity/amortization concession.
There were five Acquired Loans that defaulted during the six months ended June 30, 2014 that were modified as follows: two Real Estate Commercial loan totaling $216 thousand were modified through payment concessions and three Commercial Business loans totaling $112 thousand were modified through payment concessions.

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $2.0 million and $826 thousand at June 30, 2014 and December 31, 2013, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Covered loans on nonaccrual status	$1,610	$236
Covered OREO	352	590
Total covered nonperforming assets	$1,962	$826

Acquired covered loans	$49,149	$55,088

Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of June 30, 2014 and December 31, 2013, and the outstanding principal balance as of June 30, 2014 and December 31, 2013 was $3.5 million and $3.9 million, respectively.

8.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.89 billion at June 30, 2014 and $1.78 billion at December 31, 2013. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2014 and December 31, 2013, real estate secured loans with a carrying amount of approximately $2.51 billion and $2.33 billion, respectively, were pledged as collateral for borrowings from the FHLB. At June 30, 2014 and December 31, 2013, other than FHLB stock, securities with a carrying value of $1.2 million and $13.2 million, respectively, were pledged as collateral for borrowings from the FHLB.
At June 30, 2014 and December 31, 2013, FHLB advances were $461.2 million and $421.4 million, respectively, had a weighted average interest rate of 1.18% and 1.16%, respectively, and had various maturities through May 2019. At June 30, 2014 and December 31, 2013, $51.2 million and $51.4 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of June 30, 2014 ranged between 0.47% and 3.81%. At June 30, 2014, the Company had a remaining borrowing capacity of $1.43 billion.
At June 30, 2014, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$80,000	$101,166
Due after one year through five years	381,166	360,000
	$461,166	$461,166

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At June 30, 2014, the outstanding principal balance of the qualifying loans was $619.5 million, and the collateral value of investment securities was $1.8 million. There were no borrowings outstanding against this line as of June 30, 2014 and December 31, 2013.

9.	Subordinated Debentures
At June 30, 2014, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $4 million of trust preferred securities, which the Company redeemed on June 17, 2013. Upon the acquisition of Foster, the Company assumed one grantor trust established by former Foster Bank which issued $15 million of trust preferred securities, which the Company redeemed on March 14, 2014. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and Debentures at June 30, 2014:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Initial Rate	Coupon Rate at June 30, 2014		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.38%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.08%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.18%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.88%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,208	Variable	4.01%	3.08%	(1)	1/7/2034
TOTAL ISSUANCE		$46,000	$42,076
(1) The Center Capital Trust I trust preferred security was assumed in the merger with Center Financial Corporation. The remaining discount was $5.3 million at June 30, 2014 and the effective rate of the security, including the effect of the discount accretion, was 5.53% at
June 30, 2014.

The Company’s investment in the common trust securities of the issuer trusts of $1.6 million and $1.9 million at June 30, 2014 and December 31, 2013, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At June 30, 2014, $40.7 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at June 30, 2014, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

10.	Intangible Assets
The carrying amount of the Company's goodwill as of June 30, 2014 and December 31, 2013 was $105.4 million. There was no impairment of goodwill during the three and six month periods ended June 30, 2014 and 2013.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The Company acquired, through the acquisitions of PIB and Foster during the first and third quarters of 2013, respectively, core deposit intangibles, which totaled $603 thousand and $2.8 million, respectively. Amortization expense related to core deposit intangible assets totaled $324 thousand and $268 thousand for the three months ended June 30, 2014 and 2013, respectively. The amortization expense related to core deposit intangible assets totaled $648 thousand and $496 thousand for the six months ended June 30, 2014 and 2013, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2014:

		As of June 30, 2014
	Amortization period	Gross Carrying Amount	Accumulated Amortization

Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(2,324)
Core deposit—PIB acquisition	7 years	603	(204)
Core deposit—Foster acquisition	10 years	2,763	(403)
Total		$7,466	$(2,931)

Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company's servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.
The changes in servicing assets for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars In thousands)
Balance at beginning of period	$9,123	$7,645	$8,915	$6,260
Additions through originations of servicing assets	858	921	1,672	1,558
Additions through acquisition of PIB	—	—	—	1,102
Amortization	(957)	(488)	(1,563)	(842)
Balance at end of period	$9,024	$8,078	$9,024	$8,078

The Bank utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at June 30, 2014 and December 31, 2013 are presented below.

	June 30, 2014	December 31, 2013
	Range	Range
Weighted-average discount rate	5.47% ~ 5.73%	5.49% ~ 5.73%
Constant prepayment rate	8.9% ~ 12.5%	9.20% ~13.00%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.3 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.
The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2009. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the Internal Revenue Service (IRS) for the 2011 tax year and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $72 thousand and $58 thousand for accrued interest and penalties at June 30, 2014 and December 31, 2013, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2014.

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation and result in a Level 2.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$288,138	$—	$288,138	$—
GSE mortgage-backed securities	431,194	—	431,194	—
Trust preferred securities	3,988	—	3,988	—
Municipal bonds	6,094	—	4,953	1,141
Mutual funds	17,269	17,269	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$274,101	$—	$274,101	$—
GSE mortgage-backed securities	404,996	—	404,996	—
Trust preferred securities	3,697	—	3,697	—
Municipal bonds	5,936	—	4,824	1,112
Mutual funds	17,021	17,021	—	—

There were no transfers between Level 1, 2 and 3 during the period ended June 30, 2014 and 2013. There were no gains or losses recognized in earnings
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning Balance, January 1	$1,112	$—
Purchases, issuances and settlements	—	1,202
Amortization	—	(9)
Total gains or (losses) included in earnings	—	—
Total gains or (losses) included in other comprehensive income	29	(37)
Ending Balance, June 30	$1,141	$1,156

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$35,757	$—	$35,757	$—
Commercial business	1,999	—	1,999	—
Trade finance	1,918	—	1,918	—
Consumer	942	—	942	—
Loans held for sale, net	—	—	—	—
OREO	2,362	—	2,362	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,746	$—	$18,746	$—
Commercial business	2,383	—	2,383	—
Loans held for sale, net	6,900	—	6,900	—
OREO	4,003	—	4,003	—

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$212	$(357)	$1,916	$(7,941)
Commercial business	(242)	(1,729)	(3,416)	(1,194)
Trade Finance	(1,537)	—	(2,196)	—
Consumer	195	—	149	—
OREO	(320)	(657)	(330)	(771)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$414,919	$414,919	Level 1
Loans held for sale	53,324	55,990	Level 2
Loans receivable—net	5,280,187	5,661,842	Level 3
FDIC loss share receivable	—	—	Level 3
Customers’ liabilities on acceptances	5,719	5,719	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,512,423	$1,512,423	Level 2
Saving and other interest bearing demand deposits	1,653,561	1,653,561	Level 2
Time deposits	2,304,404	2,311,628	Level 2
FHLB advances	461,166	462,121	Level 2
Subordinated debentures	42,076	43,998	Level 2
Bank’s liabilities on acceptances outstanding	5,719	5,719	Level 2
	December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$316,705	$316,705	Level 1
Loans held for sale	44,115	45,975	Level 2
Loans receivable—net	5,006,856	5,450,008	Level 3
FDIC loss share receivable	1,110	1,110	Level 3
Customers’ liabilities on acceptances	5,602	5,602	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,399,454	$1,399,454	Level 2
Saving and other interest bearing demand deposits	1,598,514	1,598,514	Level 2
Time deposits	2,150,089	2,156,514	Level 2
FHLB advances	421,352	421,258	Level 2
Subordinated debentures	57,410	56,544	Level 2
Bank’s liabilities on acceptances outstanding	5,602	5,602	Level 2

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
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department's TARP Capital Purchase Program. As of June 30, 2014, a warrant held by the U.S. Treasury Department for the purchase of 343,666 shares of the Company's common stock remains outstanding.
In conjunction with the acquisition of PIB, the Company assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of June 30, 2014, the U.S. Treasury Department held the warrant for the purchase of 18,482 shares of the Company's common stock.
The Company's Board of Directors declared quarterly dividends of $0.075 per common share for the second quarter of 2014 and $0.075 per common share for the second quarter of 2013.
The following table presents the components of accumulated other comprehensive loss at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Net unrealized loss on securities available for sale	$85	$(10,264)
Net unrealized gain on interest-only strips	77	79
Total accumulated other comprehensive loss	$162	$(10,185)

14.	Regulatory Matters
The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material and adverse effect on the Company’s and the Bank’s financial statements, such as restrictions on growth or the payment of dividends or other capital distributions or management fees. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2014
Total capital (to risk-weighted assets):
Company	$851,349	14.90%	$457,059	8.00%	N/A	N/A
Bank	$837,650	14.67%	$456,714	8.00%	$570,893	10.00%
Tier I capital (to risk-weighted assets):
Company	$783,006	13.71%	$228,530	4.00%	N/A	N/A
Bank	$769,307	13.48%	$228,357	4.00%	$342,536	6.00%
Tier I capital (to average assets):
Company	$783,006	11.66%	$268,720	4.00%	N/A	N/A
Bank	$769,307	11.45%	$268,649	4.00%	$335,811	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
Company	$819,408	14.90%	$439,687	8.00%	N/A	N/A
Bank	$807,620	14.70%	$439,437	8.00%	$549,471	10.00%
Tier I capital (to risk-weighted assets):
Company	$751,204	13.66%	$219,844	4.00%	N/A	N/A
Bank	$739,416	13.46%	$219,798	4.00%	$329,683	6.00%
Tier I capital (to average assets):
Company	$751,204	11.97%	$251,049	4.00%	N/A	N/A
Bank	$739,416	11.79%	$250,954	4.00%	$313,687	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$76,453	$69,379	$149,806	$136,122
Interest expense	8,963	7,276	17,351	14,303
Net interest income	67,490	62,103	132,455	121,819
Provision for loan losses	2,996	800	6,022	8,306
Net interest income after provision for loan losses	64,494	61,303	126,433	113,513
Noninterest income	10,492	10,618	21,587	20,558
Noninterest expense	37,739	34,429	74,013	67,704
Income before income tax provision	37,247	37,492	74,007	66,367
Income tax provision	14,935	14,821	29,499	26,235
Net income	$22,312	$22,671	$44,508	$40,132
Per Share Data:
Earnings per common share - basic	$0.28	$0.29	$0.56	$0.51
Earnings per common share - diluted	$0.28	$0.29	$0.56	$0.51
Book value per common share (period end, excluding warrants) (8)	$10.72	$9.86	$10.72	$9.86
Cash dividends declared per common share	$.075	$0.05	$.15	$.10
Tangible book value per common share (period end, excluding warrants) (8) (10)	$9.34	$8.65	$9.34	$8.65
Number of common shares outstanding (period end)	79,493,732	79,205,840	79,493,732	79,205,840
Weighted average shares - basic	79,490,767	79,062,233	79,481,359	78,746,444
Weighted average shares - diluted	79,614,046	79,236,732	79,618,446	79,000,811
Tangible common equity ratio (8)	10.99%	11.88%	10.99%	11.88%
Statement of Financial Condition Data - at Period End:
Assets	$6,866,291	$5,863,014	$6,866,291	$5,863,014
Securities available for sale	746,683	725,239	746,683	725,239
Loans receivable	5,347,057	4,518,122	5,347,057	4,518,122
Deposits	5,470,388	4,576,799	5,470,388	4,576,799
FHLB advances	461,166	421,539	461,166	421,539
Subordinated debentures	42,076	41,920	42,076	41,920
Stockholders’ equity	852,609	781,025	852,609	781,025

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$6,821,827	$5,878,377	$6,674,506	$5,802,413
Securities available for sale	721,270	705,479	710,163	698,769
Loans receivable and loans held for sale	5,289,059	4,546,461	5,236,721	4,495,673
Deposits	5,450,585	4,592,036	5,320,402	4,520,401
Stockholders’ equity	842,837	783,181	831,155	774,257
Selected Performance Ratios:
Return on average assets (1)	1.31%	1.54%	1.33%	1.38%
Return on average stockholders’ equity (1)	10.59%	11.58%	10.71%	10.37%
Average stockholders' equity to average assets	12.36%	13.32%	12.45%	13.34%
Return on average tangible equity (1) (9)	12.18%	13.21%	12.35%	11.83%
Dividend payout ratio (dividends per share / earnings per share)	26.79%	17.24%	26.79%	19.61%
Pre-Tax Pre-Provision income to average assets (1)	2.36%	2.60%	2.40%	2.57%
Efficiency ratio (2)	48.39%	47.34%	48.05%	47.55%
Net interest spread	3.95%	4.25%	4.00%	4.25%
Net interest margin (3)	4.20%	4.49%	4.24%	4.49%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.66%	12.61%	11.66%	12.61%
Tier 1 risk-based capital ratio	13.71%	14.89%	13.71%	14.89%
Total risk-based capital ratio	14.90%	16.14%	14.90%	16.14%
Tier 1 common risk-based capital ratio (11)	12.99%	14.05%	12.99%	14.05%
Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.25%	1.59%	1.25%	1.59%
Allowance for loan losses to nonaccrual loans	156.78%	159.32%	156.78%	159.32%
Allowance for loan losses to nonperforming loans(6)	77.26%	71.67%	77.26%	71.67%
Allowance for loan losses to nonperforming assets(7)	62.40%	65.40%	62.40%	65.40%
Nonaccrual loans to loans receivable	0.80%	1.00%	0.80%	1.00%
Nonperforming loans to loans receivable (6)	1.62%	2.21%	1.62%	2.21%
Nonperforming assets to loans receivable and OREO (7)	2.00%	2.42%	2.00%	2.42%
Nonperforming assets to total assets (7)	1.56%	1.87%	1.56%	1.87%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $378 thousand and $378 thousand at June 30, 2014 and 2013, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$22,312	$22,671	$44,508	$40,132

Average stockholders' equity	$842,837	$783,181	$831,155	$774,257
Less: Average goodwill and core deposit intangible assets, net	(110,138)	(96,660)	(110,299)	(95,824)
Average tangible equity	$732,699	$686,521	$720,856	$678,433

Net income (annualized) to average tangible equity	12.18%	13.21%	12.35%	11.83%

(10)
Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Total stockholders' equity	$852,609	$781,025
Less: Common stock warrant	(378)	(378)
Goodwill and core deposit intangible assets, net	(109,936)	(95,413)
Tangible common equity	$742,295	$685,234

Common shares outstanding	79,493,732	79,205,840

Tangible book value per common share	$9.34	$8.65

(11)
The Tier 1 common risk-based capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Tier 1 capital	$783,006	$728,773
Less: Trust preferred securities less unamortized acquisition discount	(40,651)	(40,495)
Tier 1 common risk-based capital	$742,355	$688,278

Total risk weighted assets less disallowed allowance for loan losses	5,713,242	4,900,260

Tier 1 common risk-based capital ratio	12.99%	14.05%

Results of Operations
Overview
Total assets increased $391.1 million from $6.48 billion at December 31, 2013 to $6.87 billion at June 30, 2014. The increase in total assets was primarily due to a $273.3 million increase in loans receivable, net of allowance for loan losses, from $5.01 billion at December 31, 2013 to $5.28 billion at June 30, 2014 and a $98.2 million increase in cash and cash equivalents, from $316.7 million at December 31, 2013 to $414.9 million at June 30, 2014. The increase in total assets was funded by a $322.3 million increase in deposits from $5.15 billion at December 31, 2013 to $5.47 billion at June 30, 2014 and net income of $44.5 million for the six months ended June 30, 2014.
Net income for the second quarter of 2014 was $22.3 million, or $0.28 per diluted common share, compared to $22.7 million, or $0.29 per diluted common share, for the same period of 2013, a decrease of $359 thousand, or 1.58%. Net income for the six months ended June 30, 2014 was $44.5 million, or $$0.56 per diluted common share, compared to $40.1 million, or $$0.51 per diluted common share, for the same period of 2013, an increase of $4.4 million, or 10.90%. Acquisitions impact the comparability of the operating results for the three and six months ended June 30, 2014 and 2013, because the acquired assets and liabilities were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. In addition, the acquisitions of Pacific International Bancorp, Inc. ("PIB") and Foster Bankshares, Inc. ("Foster") resulted in increases in interest earning assets, interest bearing liabilities, employees and branch locations in 2013. The operating results for the three and six months ended June 30, 2014 and 2013 include the following pre-tax acquisition accounting adjustments and expenses related to acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$4,575	$6,637	$7,778	$10,713
Accretion of discounts on acquired credit impaired loans	2,096	1,032	4,741	2,554
Amortization of premiums on assumed FHLB advances	94	92	186	183
Accretion of discounts on assumed subordinated debt	(40)	(48)	(131)	(91)
Amortization of premiums on assumed time deposits	231	247	544	685
Amortization of core deposit intangible assets	(324)	(268)	(648)	(496)
Increase to pre-tax income	$6,632	$7,692	$12,470	$13,548

The annualized return on average assets was 1.31% for the second quarter of 2014, compared to 1.54% for the same period of 2013. The annualized return on average stockholders' equity was 10.59% for the second quarter of 2014, compared to 11.58% for the same period of 2013. The efficiency ratio was 48.39% for the second quarter of 2014, compared to 47.34% for the same period of 2013.
The annualized return on average assets was 1.33% for the six months ended June 30, 2014, compared to 1.38% for the same period of 2013. The annualized return on average stockholders' equity was 10.71% for the six months ended June 30, 2014, compared to 10.37% for the same period of 2013. The efficiency ratio was 48.05% for the six months ended June 30, 2014, compared to 47.55% for the same period of 2013.

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

Comparison of Three Months Ended June 30, 2014 with the Same Period of 2013
Net interest income before provision for loan losses was $67.5 million for the second quarter of 2014, an increase of $5.4 million, or 8.7%, compared to $62.1 million for the same period of 2013. The increase was principally attributable to the increase in interest earning assets. The increase was partially offset by the decline in yields and an increase in the cost of deposits.
Interest income for the second quarter of 2014 was $76.5 million, an increase of $7.1 million, or 10.2%, compared to $69.4 million for the same period of 2013. The increase resulted from a $10.6 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $3.5 million decrease in interest income due to a decrease in the yield on average interest earnings assets.

Comparison of Six Months Ended June 30, 2014 with the Same Period of 2013
Net interest income before provision for loan losses was $132.5 million for the six month ended June 30, 2014, an increase of $10.7 million, or 8.8%, compared to $121.8 million for the same period of 2013. The increase was principally attributable to the increase in interest earnings assets, which was partially offset by the decline in the net interest margin.
Interest income for the six month ended June 30, 2014 was $149.8 million, an increase of $13.7 million, or 10.1%, compared to $136.1 million for the same period of 2013. The increase resulted from an $20.6 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $6.9 million decrease in interest income due to a decrease in the yield on average interest earnings assets.

Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2014 was 4.20%, a decrease of 29 basis points from 4.49% for the same period of 2013. Net interest margin for the six months ended June 30, 2014 was 4.24%, a decrease of 25 basis points from 4.49% for the same period of 2013. The change in the our reported net interest margin for the three and six months ended June 30, 2014 and 2013 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest margin, excluding the effect of acquisition accounting adjustments	3.72%	3.86%	3.77%	3.91%
Acquisition accounting adjustments(1)	0.48	0.63	0.47	0.58
Reported net interest margin	4.20%	4.49%	4.24%	4.49%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the second quarter of 2014 decreased 14 basis points to 3.72% from 3.86% for the same period of 2013. Excluding the effect of acquisition accounting adjustments, the net interest margin for the six months ended June 30, 2014 decreased 14 basis points to 3.77% from 3.91% for the same period of 2013.

The decrease in the net interest margin was primarily due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits. These decreases to the net interest margin was partially offset by an increase in yields from our investment securities.

The acquisition related adjustments that impact net interest declined by $1.0 million, totaling $7.0 million during the second quarter of 2014, compared to $8.0 million for the same period of 2013. The adjustments declined by $926 thousand when comparing the total adjustments of $13.1 million during the six months ended June 30, 2014 to a total of $14.0 million in adjustments for the same period in 2013.
The weighted average yield on loans decreased to 5.44% for the second quarter of 2014 from 5.78% for the second quarter of 2013 and decreased to 5.41% for the six months period ended June 30, 2014 from 5.76% for the same period in 2013. The change in the yield was due to continued pricing pressure on loan interest rates and an 18 basis point and 11 basis point decline in the effects of acquisition accounting adjustments for the respective periods, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.86%	5.02%	4.84%	5.08%
Acquisition accounting adjustments(1)	0.58	0.76	0.57	0.68
Reported weighted average yield on loans	5.44%	5.78%	5.41%	5.76%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the second quarter of 2014 decreased 16 basis points to 4.86% from 5.02% for the same period of 2013. Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the six months ended June 30, 2014 decreased 24 basis points to 4.84% from 5.08% for the same period of 2013. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans particularly from the acquired loan portfolios and the high demand for fixed rate loans in the market. At June 30, 2014, fixed rate loans accounted for 50% of the loan portfolio, compared to 40% at June 30, 2013. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at June 30, 2014 was 4.29% and 4.85%, respectively, compared with 4.50% and 5.31% at June 30, 2013.

The weighted average yield on securities available for sale for the second quarter of 2014 was 2.26%, compared to 2.00% for the same period of 2013. The weighted average yield on securities available for sale for the six months ended June 30, 2014 was 2.30%, compared to 1.99% for the same period of 2013. The increase was primarily attributable to the reduction in the amortization of premiums on collateralized mortgage obligations and mortgage-backed securities as a result of slowing prepayment speeds.

The weighted average cost of deposits for the second quarter of 2014 was 0.54%, an increase of 5 basis points from 0.49% for the same period of 2013. The weighted average cost of deposits for the six months ended June 30, 2014 was 0.53%, an increase of 4 basis points from 0.49% for the same period of 2013. The amortization of the premium on time deposits assumed in the acquisitions positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.55%	0.51%	0.55%	0.52%
Acquisition accounting adjustments(1)	(0.01)	(0.02)	(0.02)	(0.03)
Reported weighted average cost of deposits	0.54%	0.49%	0.53%	0.49%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.55% for the second quarter of 2014, compared to 0.51% for the same period of 2013 and 0.55% for the six months ended June 30, 2014, compared to 0.52% for the same period of 2013. The increase was due to an increase in retail deposits such as money market and time deposits assumed in acquisitions and increased deposit campaigns and promotions. The retail deposits had a yield of 0.82% at June 30, 2014 compared to 0.79% at June 30, 2013.

The weighted average cost of FHLB advances for the second quarter of 2014 was 1.18%, an increase of 2 basis points from 1.16% for the same period of 2013. For the six months ended June 30, 2014 and 2013, the weighted average cost of FHLB advances was 1.17%. The increase was attributable to increases in FHLB advance rates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
The weighted average cost of FHLB advances, excluding effect of acquisition accounting adjustments	1.27%	1.25%	1.26%	1.26%
Acquisition accounting adjustments	(0.09)	(0.09)	(0.09)	(0.09)
Reported weighted average cost of FHLB advances	1.18%	1.16%	1.17%	1.17%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.27% for the second quarter of 2014 from 1.25% for the same period of 2013 and 1.26% for the six months ended June 30, 2014 and 2013, reflecting the addition of $130.0 million in new borrowings over the past twelve months at an average rate of 1.26%. The weighted average original maturity of the new borrowings was 4.31 years. In addition, a total of $90.0 million of FHLB advances, with weighted average rates of 0.98%, matured over the past twelve months.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,289,059	$71,687	5.44%	$4,546,461	$65,473	5.78%
Securities available for sale(3)	721,270	4,078	2.26%	705,479	3,526	2.00%
FRB and FHLB stock and other investments	426,924	668	0.62%	296,788	380	0.51%
Federal funds sold	13,407	20	0.60%	—	—	N/A
Total interest earning assets	$6,450,660	$76,453	4.75%	$5,548,728	$69,379	5.01%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,483,473	$2,499	0.68%	$1,285,768	$1,937	0.60%
Savings	207,312	539	1.04%	185,584	721	1.56%
Time deposits:
$100,000 or more	1,626,200	2,984	0.74%	1,252,934	1,975	0.63%
Other	695,740	1,250	0.72%	652,766	1,013	0.62%
Total time deposits	2,321,940	4,234	0.73%	1,905,700	2,988	0.63%
Total interest bearing deposits	4,012,725	7,272	0.73%	3,377,052	5,646	0.67%
FHLB advances	445,835	1,311	1.18%	421,595	1,218	1.16%
Other borrowings	40,490	380	3.71%	43,559	411	3.73%
Total interest bearing liabilities	4,499,050	$8,963	0.80%	3,842,206	$7,275	0.75%
Noninterest bearing demand deposits	1,437,860			1,214,984
Total funding liabilities/cost of funds	$5,936,910		0.61%	$5,057,190		0.58%
Net interest income/net interest spread		$67,490	3.95%		$62,104	4.25%
Net interest margin			4.20%			4.49%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.18%			4.47%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.16%			4.46%
Cost of deposits:
Noninterest bearing demand deposits	$1,437,860	$—		$1,214,984	$—
Interest bearing deposits	4,012,725	7,272	0.73%	3,377,052	5,646	0.67%
Total deposits	$5,450,585	$7,272	0.54%	$4,592,036	$5,646	0.49%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $211 thousand and $(77) thousand for the three months ended June 30, 2014 and 2013, respectively.

(5)	Loan prepayment fee income excluded was $302 thousand and $306 thousand for the three months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,236,721	$140,381	5.41%	$4,495,673	$128,502	5.76%
Securities available for sale(3)	710,163	8,172	2.30%	698,769	6,953	1.99%
FRB and FHLB stock and other investments	343,479	1,233	0.71%	277,266	667	0.48%
Federal funds sold	6,740	20	0.60%	—	—	N/A
Total interest earning assets	$6,297,103	$149,806	4.79%	$5,471,708	$136,122	5.01%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,438,138	$4,776	0.67%	$1,275,922	$3,809	0.60%
Savings	212,341	1,139	1.08%	185,885	1,475	1.60%
Time deposits:
$100,000 or more	1,593,865	5,663	0.72%	1,207,381	3,705	0.62%
Other	679,947	2,384	0.71%	674,165	2,065	0.62%
Total time deposits	2,273,812	8,047	0.71%	1,881,546	5,770	0.62%
Total interest bearing deposits	3,924,291	13,962	0.72%	3,343,353	11,054	0.67%
FHLB advances	433,644	2,522	1.17%	422,266	2,442	1.17%
Other borrowings	46,412	867	3.71%	42,915	806	3.74%
Total interest bearing liabilities	4,404,347	$17,351	0.79%	3,808,534	$14,302	0.76%
Noninterest bearing demand deposits	1,396,111			1,177,048
Total funding liabilities/cost of funds	$5,800,458		0.60%	$4,985,582		0.58%
Net interest income/net interest spread		$132,455	4.00%		$121,820	4.25%
Net interest margin			4.24%			4.49%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.24%			4.48%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.21%			4.47%
Cost of deposits:
Noninterest bearing demand deposits	$1,396,111	$—		$1,177,048	$—
Interest bearing deposits	3,924,291	13,962	0.72%	3,343,353	11,054	0.67%
Total deposits	$5,320,402	$13,962	0.53%	$4,520,401	$11,054	0.49%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $75 thousand and $160 thousand for the six months ended June 30, 2014 and 2013, respectively.

(5)	Loan prepayment fee income excluded was $914 thousand and $369 thousand for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30, 2014 over June 30, 2013
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$6,214	$(4,075)	$10,289
Interest on securities	552	470	82
Interest on FRB and FHLB stock and other investments	288	92	196
Interest on federal funds sold	20	—	20
Total interest income	$7,074	$(3,513)	$10,587
INTEREST EXPENSE:
Interest on demand, interest bearing	$562	$260	$302
Interest on savings	(182)	(261)	79
Interest on time deposits	1,245	527	718
Interest on FHLB advances	93	21	72
Interest on other borrowings	(31)	(2)	(29)
Total interest expense	$1,687	$545	$1,142
NET INTEREST INCOME	$5,387	$(4,058)	$9,445

	Six Months Ended June 30, 2014 over June 30, 2013
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$11,879	$(8,416)	$20,295
Interest on securities	1,219	1,104	115
Interest on FRB and FHLB stock and other investments	566	379	187
Interest on federal funds sold	20	—	20
Total interest income	$13,684	$(6,933)	$20,617
INTEREST EXPENSE:
Interest on demand, interest bearing	$967	$457	$510
Interest on savings	(336)	(530)	194
Interest on time deposits	2,276	975	1,301
Interest on FHLB advances	80	14	66
Interest on other borrowings	61	(5)	66
Total interest expense	$3,048	$911	$2,137
NET INTEREST INCOME	$10,636	$(7,844)	$18,480

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
The provision for loan losses for the second quarter of 2014 was $3.0 million, an increase of $2.2 million, or 274.5%, from $800 thousand for the same period last year. The increase was primarily due to an increase in quantitative reserves due to loan growth compared to the second quarter of 2013, which were partially offset by decreases due to declining historical loss rates.
The provision for loan losses for the six months period ended June 30, 2014 was $6.0 million, a decrease of $2.3 million, or 27.5%, from $8.3 million for the same period last year. The decrease is primarily due to overall reduction in quantitative reserves as a result of decreasing historical loss rates and decreased specific reserves on impaired loans.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition - Loans Receivable and Allowance for Loan Losses for further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the second quarter of 2014 was $10.5 million, compared to $10.6 million for the same quarter of 2013, a decrease of $126 thousand, or 1.2%. The decrease was principally due to a $431 thousand decrease in loan servicing fees, net and a $484 thousand decrease from net gains on sales of SBA loans, which were offset by a $438 thousand increase in service fees on deposit accounts and a $449 thousand increase in other income and fees.
Noninterest income for the six months ended June 30, 2014 was $21.6 million, compared to $20.6 million for the same period of 2013, an increase of $1.0 million, or 5.0%. The increase was principally due to a $1.0 million increase in service fees on deposit accounts, a $823 thousand increase from other income and fees, and a $446 thousand increase in net gains on sales of OREO. During the six months ended June 30, 2014, nine OREO properties with an aggregate carrying value of $4.8 million were sold, compared to the sale of $2.5 million during the same period of 2013. The increases were partially offset by a $388 thousand decrease in international service fees, a $436 thousand decrease in loan servicing fees, net and a $456 decrease in net gains on sales of SBA loans.
Noninterest income by category is summarized below:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$3,360	$2,922	$438	15.0%
International service fees	1,113	1,266	(153)	(12.1)%
Loan servicing fees, net	610	1,041	(431)	(41.4)%
Wire transfer fees	919	887	32	3.6%
Other income and fees	1,648	1,199	449	37.4%
Net gains on sales of SBA loans	2,811	3,295	(484)	(14.7)%
Net losses on sales of other loans	—	19	(19)	(100.0)%
Net gains (losses) on sales of OREO	31	(11)	42	381.8%
Total noninterest income	$10,492	$10,618	$(126)	(1.2)%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,832	$5,797	$1,035	17.9%
International service fees	2,116	2,504	(388)	(15.5%)
Loan servicing fees, net	1,578	2,014	(436)	(21.6%)
Wire transfer fees	1,824	1,703	121	7.1%
Other income and fees	3,267	2,444	823	33.7%
Net gains on sales of SBA loans	5,533	5,989	(456)	(7.6%)
Net gains on sales of other loans	—	62	(62)	(100.0%)
Net gains on sales of securities available for sale	—	54	(54)	(100.0%)
Net gains (losses) on sales of OREO	437	(9)	446	4,955.6%
Total noninterest income	$21,587	$20,558	$1,029	5.0%

Noninterest Expense
Noninterest expense for the second quarter of 2014 was $37.7 million, an increase of $3.3 million, or 9.6%, from $34.4 million for the same period of 2013. Salaries and employee benefits expense increased $1.9 million due to an increase in the number of full-time equivalent employees, which increased to 875 at June 30, 2014 from 742 at June 30, 2013. This was partially due to the PI and Foster acquisitions that were completed in 2013. Credit related expenses increased $813 thousand principally due to increased increased property tax and insurance payments to protect our interest in loan collateral and OREO. Data processing fees and furniture and equipment expenses also increased by $438 thousand and $399 thousand, respectively, compared to the same quarter in 2013. These increases were offset by a decrease of $335 thousand in merger and integration expenses, as we incurred the majority of the merger and integrations expenses related to the PI acquisition in the first quarter of 2013.
Noninterest expense for the six months ended June 30, 2014 was $74.0 million, an increase of $6.3 million, or 9.3%, from $67.7 million for the same period of 2013. Salaries and employee benefits expense increased $4.5 million due to an increase in the number of full-time equivalent employees. Data processing fees and furniture and equipment expenses also increased by $915 thousand and $840 thousand, respectively, compared to the same period in 2013. The FDIC assessment increased by $551 thousand compared to the same period in 2013. Credit related expenses increased by $519 thousand primarily due to increased property tax and insurance payments to protect our interest in loan collateral and OREO, which was partially offset by a decrease in provision for uncollectible SBA receivables. These increases were offset by a decrease of $1.5 million in merger and integration expenses, as we incurred the majority of the merger and integrations expenses in the previous year.
The breakdown of changes in noninterest expense by category is shown below:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$18,143	$16,219	$1,924	11.9%
Occupancy	4,715	4,835	(120)	(2.5)%
Furniture and equipment	2,012	1,613	399	24.7%
Advertising and marketing	1,508	1,190	318	26.7%
Data processing and communications	2,299	1,861	438	23.5%
Professional fees	1,315	1,443	(128)	(8.9)%
FDIC assessment	1,080	858	222	25.9%
Credit related expenses	3,016	2,203	813	36.9%
Merger and integration expenses	50	385	(335)	(87.0)%
Other	3,601	3,822	(221)	(5.8)%
Total noninterest expense	$37,739	$34,429	$3,310	9.6%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$37,082	$32,551	$4,531	13.9%
Occupancy	9,339	8,846	493	5.6%
Furniture and equipment	4,026	3,186	840	26.4%
Advertising and marketing	2,596	2,463	133	5.4%
Data processing and communications	4,420	3,505	915	26.1%
Professional fees	2,628	2,744	(116)	(4.2)%
FDIC assessment	2,103	1,552	551	35.5%
Credit related expenses	4,437	3,918	519	13.2%
Merger and integration expenses	224	1,690	(1,466)	(86.7)%
Other	7,158	7,249	(91)	(1.3)%
Total noninterest expense	$74,013	$67,704	$6,309	9.3%

Provision for Income Taxes
Income tax expense was $14.9 million and $14.8 million for the quarters ended June 30, 2014 and 2013, respectively. The effective income tax rates were 40.1% and 39.5% for the quarters ended June 30, 2014 and 2013, respectively. Income tax expense was $29.5 million and $26.2 million for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rates for the six months ended June 30, 2014 and 2013 were 39.9% and 39.5%, respectively.

Financial Condition
At June 30, 2014, our total assets were $6.87 billion, an increase of $391.1 million from $6.48 billion at December 31, 2013. The increase was principally due to a $273.3 million increase in loans receivable, net of allowance for loan losses, a $98.2 million increase in cash and cash equivalents and a $40.9 million increase in securities available for sale. The increases were offset by decreases in deferred tax asset and other assets totaling $16.7 million and $8.5 million, respectively. The increase in total assets was funded primarily by a $322.3 million increase in deposits and net income of $44.5 million.
Investment Securities Portfolio
As of June 30, 2014, we had $746.7 million in available for sale securities, compared to $705.8 million at December 31, 2013. The net unrealized gain on the available for sale securities at June 30, 2014 was $147 thousand, compared to a net unrealized loss on such securities of $17.7 million at December 31, 2013. During the six months ended June 30, 2014, $82.6 million in securities were purchased, $57.6 million in mortgage related securities were paid down and no securities were sold. During the same period last year, $148.0 million in securities were purchased, $101.6 million in mortgage related securities were paid down and $6.6 million in securities were sold. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.26 years and 4.42 years at June 30, 2014 and December 31, 2013, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 4.75 years and 5.08 years at June 30, 2014 and December 31, 2013, respectively.
Loan Portfolio
As of June 30, 2014, loans receivable totaled $5.35 billion, an increase of $272.9 million from $5.07 billion at December 31, 2013. Total loan originations during the three months ended June 30, 2014 were $343.7 million, including SBA loan originations of $85.0 million, of which $62.2 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$10,019	1%	$10,039	1%
Commercial & industrial	4,089,242	76%	3,821,163	75%
Construction	85,037	2%	72,856	1%
Total real estate loans	4,184,298	78%	3,904,058	77%
Commercial business	929,143	17%	949,093	19%
Trade finance	141,053	3%	124,685	2%
Consumer and other	93,822	2%	98,507	2%
Total loans outstanding	5,348,316	100%	5,076,343	100%
Less: deferred loan fees	(1,259)		(2,167)
Loans receivable	5,347,057		5,074,176
Less: allowance for loan losses	(66,870)		(67,320)
Loans receivable, net of allowance for loan losses	$5,280,187		$5,006,856

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $58.9 million at June 30, 2014 and $66.7 million at December 31, 2013. SBA loans included in commercial and industrial real estate loans were $191.0 million at June 30, 2014 and $181.8 million at December 31, 2013.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Loan commitments	$562,271	$668,306
Standby letters of credit	41,303	44,190
Other commercial letters of credit	53,720	56,380
	$657,294	$768,876

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, restructured loans and OREO, were $107.2 million at June 30, 2014, compared to $97.4 million at December 31, 2013. The ratio of nonperforming assets to loans receivable and OREO was 2.00% and 1.91% at June 30, 2014 and December 31, 2013, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans (1)	$42,651	$39,154
Loans 90 days or more days past due on accrual status	—	5
Accruing restructured loans	43,906	33,904
Total nonperforming loans	86,557	73,063
OREO	20,610	24,288
Total nonperforming assets	$107,167	$97,351
Nonperforming loans to loans receivable	1.62%	1.44%
Nonperforming assets to loans receivable and OREO	2.00%	1.91%
Nonperforming assets to total assets	1.56%	1.50%
Allowance for loan losses to nonperforming loans	77.26%	92.14%
Allowance for loan losses to nonperforming assets	62.40%	69.15%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $30.0 million and $27.5 million as of June 30, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses
The allowance for loan losses was $66.9 million at June 30, 2014, compared to $67.3 million at December 31, 2013. The allowance for loan losses was 1.25% of loans receivable at June 30, 2014 and 1.33% of loans receivable at December 31, 2013. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $124.2 million and $116.3 million as of June 30, 2014 and December 31, 2013, respectively, with specific allowances of $9.7 million and $12.7 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2014		December 31, 2013
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$25	0.04%	$25	0.04%
Real estate - commercial	45,921	68.67%	45,897	68.18%
Real estate - construction	401	0.60%	628	0.93%
Commercial business	15,298	22.88%	17,592	26.13%
Trade finance	4,568	6.83%	2,653	3.94%
Consumer and other	657	0.98%	525	0.78%
Total	$66,870	100%	$67,320	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or "ACILs") and performing loans (loans that were pass graded at the time they were acquired, or "APLs"). The activity in the ALLL for the three and six months ended June 30, 2014 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2014	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$58,205	$5,560	$1,934	$65,699
Provision for loan losses	2,285	320	391	2,996
Loan charge offs	(2,538)	—	(233)	(2,771)
Recoveries of loan charge offs	924	—	22	946
Balance, end of period	$58,876	$5,880	$2,114	$66,870

		Acquired Loans (2)
Six Months Ended June 30, 2014	Legacy Loans (1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$59,978	$4,778	$2,564	$67,320
Provision for loan losses	3,773	1,102	1,147	6,022
Loans charged off	(6,408)	—	(1,626)	(8,034)
Recoveries of charged offs	1,533	—	29	1,562
Balance, end of period	$58,876	$5,880	$2,114	$66,870

Total loans outstanding	$4,529,894	$202,448	$615,974	$5,348,316
Loss coverage ratio	1.30%	2.90%	0.34%	1.25%

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
LOANS
Average loans receivable, including loans held for sale	$5,289,059	$4,546,461
Loans receivable	$5,347,057	$4,518,122
ALLOWANCE:
Balance, beginning of period	$65,699	$73,268
Less loan charge offs:
Commercial & industrial real estate	(914)	(801)
Commercial business loans	(1,839)	(2,097)
Trade finance	—	—
Consumer and other loans	(18)	(2)
Total loan charge offs	(2,771)	(2,900)
Plus loan recoveries:
Commercial & industrial real estate	149	57
Commercial business loans	584	413
Trade Finance	—	—
Consumer and other loans	213	37
Total loans recoveries	946	507
Net loan charge offs	(1,825)	(2,393)
Provision for loan losses	2,996	800
Balance, end of period	$66,870	$71,675
Net loan charge offs to average loans receivable, including loans held for sale*	0.14%	0.21%
Allowance for loan losses to loans receivable at end of period	1.25%	1.59%
Net loan charge offs to beginning allowance *	11.11%	13.06%
Net loan charge offs to provision for loan losses	60.91%	299.13%
* Annualized

We believe the allowance for loan losses as of June 30, 2014 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2014, deposits increased $322.3 million, or 6.3%, to $5.47 billion from $5.15 billion at December 31, 2013. The net increase in deposits is primarily due to increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts, totaled $1.7 billion at June 30, 2014 and $1.60 billion at December 31, 2013.
At June 30, 2014, 28% of total deposits were noninterest bearing demand deposits, 42% were time deposits and 30% were interest bearing demand and savings deposits. At December 31, 2013, 27% of total deposits were noninterest bearing demand deposits, 43% were time deposits, and 30% were interest bearing demand and savings deposits.
At June 30, 2014, we had $261.0 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $243.9 million and $300.0 million of such deposits at December 31, 2013, respectively. The California State Treasurer deposits had six-month maturities with a weighted average interest rate of 0.08% at June 30, 2014 and were collateralized with securities with a carrying value of $340.5 million. The weighted average interest rate for wholesale deposits was 0.30% at June 30, 2014.
The following is a schedule of certificates of deposit maturities as of June 30, 2014:

	Balance	%
	(Dollars in thousands)
Three months or less	516,606	22.42%
Over three months through six months	742,228	32.21%
Over six months through nine months	413,195	17.93%
Over nine months through twelve months	437,327	18.98%
Over twelve months	195,048	8.46%
Total time deposits	2,304,404	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2014, we had $461.2 million of FHLB advances with average remaining maturities of 2.7 years, compared to $421.4 million with average remaining maturities of 3.1 years at December 31, 2013. The weighted average rate was 1.18% and 1.16% at June 30, 2014 and December 31, 2013, respectively.
Subordinated debentures decreased $15.3 million to $42.1 million at June 30, 2014 from $57.4 million at December 31, 2013. The decrease is due to the redemption of $15.0 million of trust preferred securities in March 2014, which were assumed upon the acquisition of Foster Bankshares. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $852.6 million at June 30, 2014, compared to $809.4 million at December 31, 2013.
The federal banking agencies generally require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4%, referred to as the leverage ratio. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At June 30, 2014, our Tier I capital, defined as stockholders’ equity less intangible assets was $783.0 million, compared to $751.2 million at December 31, 2013, representing an increase of $31.8 million, or 4.2%. The increase was primarily due to the increase in retained earnings from the net income during the six months ended June 30, 2014 of $44.5 million, which was partially offset by the declaration of $11.9 million of cash dividends. At June 30, 2014, the total capital to risk-weighted assets ratio was 14.90% and the Tier I capital to risk-weighted assets ratio was 13.71%. The Tier I leverage capital ratio was 11.66%.
As of June 30, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be generally categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of June 30, 2014 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$851,349	14.90%	N/A	N/A
Tier 1 risk-based capital ratio	$783,006	13.71%	N/A	N/A
Tier 1 capital to total assets	$783,006	11.66%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$837,650	14.67%	$570,893	10.00%	$266,757	4.67%
Tier 1 risk-based capital ratio	$769,307	13.48%	$342,536	6.00%	$426,771	7.48%
Tier I capital to total assets	$769,307	11.45%	$335,811	5.00%	$433,496	6.45%

	As of December 31, 2013 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$819,408	14.90%	N/A	N/A
Tier 1 risk-based capital ratio	$751,204	13.66%	N/A	N/A
Tier 1 capital to total assets	$751,204	11.97%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$807,620	14.70%	$549,471	10.00%	$258,149	4.70%
Tier 1 risk-based capital ratio	$739,416	13.46%	$329,683	6.00%	$409,733	7.46%
Tier I capital to total assets	$739,416	11.79%	$313,687	5.00%	$425,729	6.79%

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
At June 30, 2014, our total borrowing capacity from the FHLB was $1.89 billion, of which $1.43 billion was unused and available to borrow. At June 30, 2014, our total borrowing capacity from the FRB was $493.4 million, of which $493.4 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $770.4 million at June 30, 2014, compared to $647.4 million at December 31, 2013. Cash and cash equivalents, including federal funds sold, were $414.9 million at June 30, 2014, compared to $316.7 million at December 31, 2013. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2014, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2014		December 31, 2013
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	6.03%	(1.87)%	6.95%	(3.89)%
+ 100 basis points	2.57%	(0.75)%	3.04%	(1.62)%
- 100 basis points	(0.29)%	(0.17)%	(1.31)%	1.24%
- 200 basis points	(0.61)%	(2.24)%	(1.99)%	1.20%

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us. There were no material developments in legal proceedings which were previously disclosed in our 2013 Annual Report on Form 10-K.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2013, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse affects on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended June 30, 2014. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	August 7, 2014	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	August 7, 2014

/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement entered into as of July 11, 2014 by Kevin S. Kim with BBCN Bancorp, Inc. and BBCN Bank*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith