Form 10-Q
period 2014-09-30
BBCN BANCORP INC
filed 2014-11-07
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 3, 2014, there were 79,497,331 outstanding shares of the issuer’s Common Stock, $0.001 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$95,488	$96,061
Interest bearing deposit at the Federal Reserve Bank ("FRB")	347,832	220,644
Total cash and cash equivalents	443,320	316,705
Securities available for sale, at fair value	710,625	705,751
Loans held for sale, at the lower of cost or fair value	45,695	44,115
Loans receivable, net of allowance for loan losses (September 30, 2014 - $68,232; December 31, 2013 - $67,320)	5,364,612	5,006,856
Other real estate owned ("OREO"), net	23,162	24,288
Federal Home Loan Bank ("FHLB") stock, at cost	28,361	27,941
Premises and equipment, net of accumulated depreciation and amortization (September 30, 2014 - $28,505; December 31, 2013 - $25,852)	30,999	30,894
Accrued interest receivable	13,142	13,403
Deferred tax assets, net	67,712	89,297
Customers’ liabilities on acceptances	3,822	5,602
Bank owned life insurance ("BOLI")	45,644	44,770
Investments in affordable housing partnerships	10,908	11,460
Goodwill	105,401	105,401
Core deposit intangible assets, net	4,211	5,184
Servicing assets	9,523	8,915
FDIC loss share receivable	—	1,110
Other assets	20,669	33,507
Total assets	$6,927,806	$6,475,199

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,503,275	$1,399,454
Interest bearing:
Money market and NOW accounts	1,537,467	1,376,068
Savings deposits	199,953	222,446
Time deposits of $100,000 or more	1,595,213	1,498,784
Other time deposits	673,846	651,305
Total deposits	5,509,754	5,148,057
FHLB advances	467,071	421,352
Subordinated debentures	42,117	57,410
Accrued interest payable	6,173	4,821
Acceptances outstanding	3,822	5,602
Other liabilities	34,221	28,583
Total liabilities	6,063,158	5,665,825
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2014 and December 31, 2013; issued and outstanding, 79,497,331and 79,441,525 shares at September 30, 2014 and December 31, 2013, respectively	79	79
Additional paid-in capital	541,406	540,876
Retained earnings	324,664	278,604
Accumulated other comprehensive loss, net	(1,501)	(10,185)
Total stockholders’ equity	864,648	809,374
Total liabilities and stockholders’ equity	$6,927,806	$6,475,199

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$72,437	$67,747	$212,818	$196,249
Interest on securities	3,999	3,802	12,171	10,755
Interest on federal funds sold and other investments	648	486	1,901	1,153
Total interest income	77,084	72,035	226,890	208,157
INTEREST EXPENSE:
Interest on deposits	7,419	5,959	21,381	17,014
Interest on FHLB advances	1,373	1,251	3,894	3,693
Interest on other borrowings	385	465	1,252	1,271
Total interest expense	9,177	7,675	26,527	21,978
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	67,907	64,360	200,363	186,179
PROVISION FOR LOAN LOSSES	4,256	744	10,278	9,050
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,651	63,616	190,085	177,129
NONINTEREST INCOME:
Service fees on deposit accounts	3,456	3,321	10,288	9,118
International service fees	958	1,196	3,074	3,700
Loan servicing fees, net	798	1,004	2,376	3,009
Wire transfer fees	876	916	2,700	2,619
Other income and fees	1,674	1,583	4,941	4,036
Net gains on sales of SBA loans	3,578	2,827	9,112	8,816
Net gains on sales of other loans	—	—	—	62
Net gains on sales of securities available for sale	—	—	—	54
Net gains (losses) on sales of OREO	29	(48)	466	(57)
Total noninterest income	11,369	10,799	32,957	31,357
NONINTEREST EXPENSE:
Salaries and employee benefits	19,346	16,535	56,428	49,086
Occupancy	4,722	4,360	14,060	13,206
Furniture and equipment	1,916	1,728	5,942	4,914
Advertising and marketing	1,535	1,393	4,131	3,856
Data processing and communication	2,206	1,983	6,626	5,488
Professional fees	1,567	1,440	4,195	4,184
FDIC assessments	1,135	818	3,238	2,370
Credit related expenses	3,531	2,646	7,969	6,564
Merger and integration expense	66	931	290	2,621
Other	3,396	3,912	10,555	11,161
Total noninterest expense	39,420	35,746	113,434	103,450
INCOME BEFORE INCOME TAX PROVISION	35,600	38,669	109,608	105,036
INCOME TAX PROVISION	14,180	15,117	43,680	41,352
NET INCOME	$21,420	$23,552	65,928	$63,684
EARNINGS PER COMMON SHARE
Basic	$0.27	$0.30	$0.83	$0.81
Diluted	$0.27	$0.30	$0.83	$0.80

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$21,420	$23,552	$65,928	$63,684
Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale and interest only strips	(3,004)	2,021	14,790	(21,389)
Reclassification adjustments for gains realized in income	—	—	—	(54)
Tax (benefit) expense	(1,341)	405	6,106	(8,972)
Change in unrealized gains or losses on securities available for sale and interest only strips	(1,663)	1,616	8,684	(12,471)
Total comprehensive income	$19,757	$25,168	$74,612	$51,213

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net

BALANCE, JANUARY 1, 2013	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp, Inc.	632,050	1	8,640
Acquisition of Foster Bankshares, Inc.	49,496		778
Issuance of additional shares pursuant to various stock plans	524,662		1,954
Tax effect of stock plans			208
Stock-based compensation			1,128
Redemption of common stock warrant			—
Cash dividends declared on common stock				(13,796)
Comprehensive income:
Net income				63,684
Other comprehensive loss					(12,471)
BALANCE, SEPTEMBER 30, 2013	79,247,719	$79	$538,062	$266,478	$(3,389)

BALANCE, JANUARY 1, 2014	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	52,837	—	—
Tax effect of stock plans			—
Stock-based compensation			488
Redemption of Foster common stock	2,969		42
Cash dividends declared on common stock				(19,868)
Comprehensive income:
Net income				65,928
Other comprehensive income					8,684
BALANCE, SEPTEMBER 30, 2014	79,497,331	$79	$541,406	$324,664	$(1,501)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,928	$63,684
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(10,983)	(13,402)
Stock-based compensation expense	488	1,128
Provision for loan losses	10,278	9,050
Valuation adjustment of loans held for sale	—	53
Valuation adjustment of OREO	1,074	1,229
Proceeds from sales of loans held for sale	112,686	107,712
Originations of loans held for sale	(107,792)	(89,832)
Net gains on sales of SBA and other loans	(9,112)	(8,878)
Net change in BOLI	(874)	(826)
Net gains on sales of securities available for sale	—	(54)
Net (gains) loss on sales of OREO	(466)	57
Change in accrued interest receivable	261	539
Change in deferred income taxes	15,479	9,487
Change in prepaid FDIC insurance	—	7,771
Change in investments in affordable housing partnership	552	1,181
Change in FDIC loss share receivable	1,110	3,367
Increase in servicing assets	(2,943)	(2,535)
Change in other assets	12,873	20,052
Change in accrued interest payable	1,352	472
Change in other liabilities	5,638	(9,486)
Net cash provided by operating activities	95,549	100,769
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(350,828)	(228,758)
Proceeds from sales of securities available for sale	—	6,636
Proceeds from sales of OREO	7,072	1,708
Purchase of premises and equipment	(4,960)	(6,524)
Purchase of securities available for sale	(82,552)	(167,850)
Purchase of FHLB stock	(536)	(1,969)
Redemption of FHLB stock	116	49
Proceeds from matured or paid-down securities available for sale	89,719	143,627
Net cash received from acquisition - Pacific International Bancorp, Inc.	—	25,967
Net cash received from acquisition - Foster Bankshares, Inc.	—	41,167
Redemption of preferred stock upon the acquisition	—	(7,475)
Net cash used in investing activities	(341,969)	(193,422)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	362,367	172,800
Redemption of subordinated debentures	(15,464)	(4,124)
Proceeds from FHLB advances	60,000	155,000
Repayment of FHLB advances	(14,000)	(186,745)
Cash dividends paid on Common Stock	(19,868)	(13,796)
Issuance of additional stock pursuant to various stock plans	—	1,954
Net cash provided by financing activities	373,035	125,089
NET CHANGE IN CASH AND CASH EQUIVALENTS	126,615	32,436
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,705	312,916
CASH AND CASH EQUIVALENTS, END OF PERIOD	$443,320	$345,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$25,175	$21,506
Income taxes paid	$18,423	$23,650
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$6,554	$7,557
Transfer from loans receivable to loans held for sale	$2,612	$6,900
Loans to facilitate sales of loans held for sale	$5,250	$—
Pacific International Bancorp, Inc. Acquisition:
Assets acquired	$—	$183,120
Liabilities assumed	$—	$167,545
Foster Bankshares, Inc. Acquisition
Assets acquired	$—	$333,243
Liabilities assumed	$—	$358,274

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. ("BBCN Bancorp" on a parent-only basis and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Dallas, Denver, Northern California, Seattle and Annandale. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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
The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at September 30, 2014 and the results of operations for the three and nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for derivatives and hedging activities, the determination of the carrying value for cash surrender value of life insurance, the determination of the carrying value of goodwill and other intangible assets, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other financial instruments, accounting for lease arrangements, accounting for incentive compensation, profit sharing and bonus payments, and the valuation of servicing assets.
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
FASB ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. Guidance is provided to an organization’s management, with principles and definitions to reduce diversity in the timing and content of disclosures commonly provided by organizations today in the financial statements footnotes. ASU 2014-15 is effective for interim and annual periods ending after December 15, 2016 and is not expected to have an impact on the Company's financial statements.

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
Under the terms of the acquisition agreement, Foster shareholders can elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. As of September 30, 2014, the Company had issued 183,269 shares of Company common stock in exchange for 69,749 shares of Foster common stock and paid $2.0 million for 58,906 shares of Foster common stock. As of September 30, 2014, there were 3,345 shares of Foster common stock that had not been redeemed, and the accrued liability for the unredeemed shares of Foster common stock was $116 thousand.
The consideration paid, the assets acquired, and the liabilities assumed are summarized in the following table:

(In thousands)
Consideration paid:
BBCN common stock issued in exchange for Foster common stock	$2,609
Cash paid for the redemption of Foster common stock	2,042
Liability for unredeemed Foster common stock	116
Total consideration paid	$4,767

Assets Acquired:
Cash and cash equivalents	$42,883
Investment securities available for sale	4,844
Loans receivable	255,297
FRB and FHLB stock	1,714
OREO	14,251
Premises and equipment	4,733
Core deposit intangibles	2,763
Deferred tax assets, net	21,211
Other assets	2,353
Liabilities Assumed:
Deposits	(321,596)
Borrowings	(18,045)
Subordinated debentures	(15,309)
Other liabilities	(5,857)
Total identifiable net assets	$(10,758)
Excess of consideration paid over fair value of net assets acquired (goodwill)	$15,525

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

The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition are $197.6 million and $167.2 million, respectively, for Foster and $78.3 million and $71.0 million, respectively, for PIB, as of September 30, 2014.
Pro Forma Information
The operating results of Foster and PIB from the dates of acquisitions through September 30, 2014 are included in the Condensed Consolidated Statement of Income for 2014 and 2013.
The following unaudited combined pro forma information presents the operating results for the three and nine months ended September 30, 2014 and 2013, as if the Foster and PIB acquisitions had occurred on January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share data)
Net interest income	$67,907	$66,353	$200,363	$196,861
Net income	$21,420	$22,960	$65,928	$60,084
Pro forma earnings per share:
Basic	$0.27	$0.29	$0.83	$0.76
Diluted	$0.27	$0.29	$0.83	$0.75
The above pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisitions occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisitions. These pro forma results require significant estimates and judgments particularly as it relates to the valuation and accretion of income associated with acquired loans.

Acquisition-Related Expenses
The following table presents acquisition-related expenses associated with the Foster and PIB acquisitions which were reflected in the Condensed Consolidated Statements of Income in merger and integration expense. These expenses are comprised primarily of salaries and benefits, occupancy expenses, professional services and other noninterest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
PIB	$—	$(275)	$31	$1,057
Foster	$66	$1,206	$259	$1,564
Total	$66	$931	$290	$2,621

4.	Stock-Based Compensation
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
The Company has another stock-based incentive plan, the 2006 Stock Incentive Plan, adopted April 12, 2006, as amended and restated June 13, 2007 (the "2006 Plan"). The 2006 Plan provides for the granting of incentive stock options to officers and employees and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The option prices of all options granted under the 2006 Plan must be not less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the non-employee directors vest at the rate of 33% per year. All options not exercised generally expire ten years after the date of grant.
Under the 2007 Plan and 2006 Plan, 2,504,022 shares were available for future grants as of September 30, 2014.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 Plan and 2006 Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	420,594	$20.44
Granted	210,000	15.91
Exercised	—	—
Expired	(38,942)	17.94
Forfeited	—	—
Outstanding - September 30, 2014	591,652	$19.00	2.2	$—
Options exercisable - September 30, 2014	381,652	$20.70	2.2	$—

The following is a summary of restricted and performance unit activity under the 2007 Plan and 2006 Plan for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2014	200,165	$11.57
Granted	66,000	16.20
Vested	(59,326)	10.56
Forfeited	(22,963)	12.05
Outstanding - September 30, 2014	183,876	$13.55

The total fair value of restricted performance units vested for the nine months ended September 30, 2014 and 2013 was $877 thousand and $3.9 million, respectively.
The amount charged against income related to stock-based payment arrangements was $206 thousand and $119 thousand for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, $494 thousand and $1.1 million, respectively, were charged against income related to stock-based payment arrangements.
The income tax benefit recognized was $82 thousand and $50 thousand for the three months ended September 30, 2014 and 2013, respectively, and the amount recognized was $197 thousand and $474 thousand for the nine months ended September 30, 2014 and 2013, respectively.
At September 30, 2014, total unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $2.0 million, which is expected to be recognized over a weighted average vesting period of 3.36 years.

5.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2014 and 2013, stock options and restricted shares awards for 111,256 shares and 126,116 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2014 and 2013, stock options and restricted shares awards for 90,821 shares and 171,350 shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants, issued pursuant to the Company's participation in the U.S. Treasury's TARP Capital Purchase Plan, to purchase 18,607 shares and 18,208 shares of common stock were antidilutive and excluded for the three and nine months ended September 30, 2014 and 2013, respectively.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$21,420	79,493,917	$0.27	$23,552	79,223,636	$0.30
Effect of dilutive securities:
Stock options and performance units		36,044			60,188
Common stock warrants		71,114			51,041
Diluted EPS - common stock	$21,420	79,601,075	$0.27	$23,552	79,334,865	$0.30

	Nine Months Ended September 30,
	2014			2013
	Net income available to common stockholders (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$65,928	79,486,958	$0.83	$63,684	78,914,360	$0.81
Effect of Dilutive Securities:
Stock Options and Performance Units		46,749			179,206
Common stock warrants		83,610			28,494
Diluted EPS - common stock	$65,928	79,617,317	$0.83	$63,684	79,122,060	$0.80

6.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$277,954	$1,230	$(5,767)	$273,417
Mortgage-backed securities	407,902	5,024	(3,117)	409,809
Trust preferred securities	4,527	—	(477)	4,050
Municipal bonds	5,669	467	(18)	6,118
Total debt securities	696,052	6,721	(9,379)	693,394
Mutual funds	17,425	—	(194)	17,231
	$713,477	$6,721	$(9,573)	$710,625

	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$286,608	$1,104	$(13,611)	$274,101
Mortgage-backed securities	409,165	3,620	(7,789)	404,996
Trust preferred securities	4,516	—	(819)	3,697
Municipal bonds	5,687	319	(70)	5,936
Total debt securities	705,976	5,043	(22,289)	688,730
Mutual funds	17,425	—	(404)	17,021
	$723,401	$5,043	$(22,693)	$705,751

As of September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended September 30, 2014 and 2013, $3.0 million of unrealized losses and $2.0 million of unrealized gains, respectively, were included in accumulated other comprehensive income during the periods. For the nine months ended September 30, 2014 and 2013, $14.8 million of unrealized gains and $21.4 million of unrealized losses, respectively, were included in accumulated other comprehensive income during the periods. A total of $0 and $54 thousand of net gains on sales of securities were reclassified out of accumulated other comprehensive loss into earnings for the nine months ended September 30, 2014 and 2013, respectively. There were no securities sold during the three months ended September 30, 2014 and 2013.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Proceeds	$—	$—	$—	$6,636
Gross gains	—	—	—	54
Gross losses	—	—	—	—

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$340	$346
Due after one year through five years	755	847
Due after five years through ten years	3,410	3,778
Due after ten years	5,691	5,197
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	277,954	273,417
Mortgage-backed securities	407,902	409,809
Mutual funds	17,425	17,231
	$713,477	$710,625

Securities with carrying values of approximately $364.7 million and $362.3 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	8	$75,980	$(876)	13	$135,497	$(4,891)	21	$211,477	$(5,767)
Mortgage-backed securities*	20	87,021	(434)	6	61,916	(2,683)	26	148,937	(3,117)
Trust preferred securities	—	—	—	1	4,050	(477)	1	4,050	(477)
Municipal bonds	—	—	—	1	1,146	(18)	1	1,146	(18)
Mutual funds	—	—	—	1	13,232	(194)	1	13,232	(194)
	28	$163,001	$(1,310)	22	$215,841	$(8,263)	50	$378,842	$(9,573)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2013
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	21	$198,713	$(12,460)	3	$13,381	$(1,151)	24	$212,094	$(13,611)
Mortgage-backed securities*	29	203,276	(7,293)	7	14,793	(496)	36	218,069	(7,789)
Trust Preferred securities	—	—	—	1	3,697	(819)	1	3,697	(819)
Municipal bonds	1	1,112	(70)	—	—	—	1	1,112	(70)
Mutual funds	1	13,021	(404)	—	—	—	1	13,021	(404)
	52	$416,122	$(20,227)	11	$31,871	$(2,466)	63	$447,993	$(22,693)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities and trust preferred securities that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2014. The trust preferred securities at September 30, 2014 had an amortized cost of $4.5 million and an unrealized loss of $477 thousand at September 30, 2014. The trust preferred securities are scheduled to mature in May 2047. These securities are rated investment grade and there are no credit quality concerns with the obligor. Certain of the collateralized mortgage obligations and mortgage-backed securities were also in an unrealized loss position for twelve months or longer as of September 30, 2014. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of "AA" grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities are deemed to be due to the current market volatility and are not reflective of management’s expectations of its ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at September 30, 2014.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2014 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that management will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

7.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2014	December 31, 2013
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$19,203	$10,039
Commercial & industrial	4,211,977	3,821,163
Construction	86,780	72,856
Total real estate loans	4,317,960	3,904,058
Commercial business	875,808	949,093
Trade finance	148,116	124,685
Consumer and other	92,362	98,507
Total loans outstanding	5,434,246	5,076,343
Less: deferred loan fees	(1,402)	(2,167)
Loans receivable	5,432,844	5,074,176
Less: allowance for loan losses	(68,232)	(67,320)
Loans receivable, net of allowance for loan losses	$5,364,612	$5,006,856

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

The following table presents changes in the accretable discount on the ACILs for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$28,284	$37,090	$47,398	$18,651
Additions due to acquisitions during the period	—	14,928	—	19,873
Accretion	(3,790)	(4,250)	(12,854)	(11,281)
Changes in expected cash flows	2,191	5,689	(7,859)	26,214
Balance at end of period	$26,685	$53,457	$26,685	$53,457

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2014
Balance, beginning of period	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870
Provision (credit) for loan losses	3,553	191	793	(112)	53	(214)	—	(8)	4,256
Loans charged off	(1,265)	(1,580)	(710)	(1)	10	(120)	—	—	(3,666)
Recoveries of charge offs	24	287	—	10	131	320	—	—	772
Balance, end of period	$41,370	$13,557	$4,651	$488	$7,483	$625	$—	$58	$68,232
Nine Months Ended September 30, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	3,206	2,402	2,765	(174)	1,126	884	—	69	10,278
Loans charged off	(2,078)	(7,099)	(767)	(20)	(273)	(1,385)	—	(78)	(11,700)
Recoveries of charge offs	174	1,458	—	221	148	330	—	3	2,334
Balance, end of period	$41,370	$13,557	$4,651	$488	$7,483	$625	$—	$58	$68,232

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2013
Balance, beginning of period	$41,932	$16,520	$2,335	$528	$9,632	$654	$—	$74	$71,675
Provision (credit) for loan losses	545	(2,085)	178	52	1,221	830	—	3	744
Loans charged off	(528)	(774)	—	—	(5,668)	(813)	—	(7)	(7,790)
Recoveries of charge offs	62	958	—	50	5	10	—	1	1,086
Balance, end of period	$42,011	$14,619	$2,513	$630	$5,190	$681	$—	$71	$65,715
Nine Months Ended September 30, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	2,557	(1,004)	190	(96)	6,308	1,126	(3)	(28)	9,050
Loans charged off	(2,209)	(2,370)	(26)	(9)	(5,843)	(1,621)	—	(41)	(12,119)
Recoveries of charge offs	158	1,503	—	77	7	61	—	37	1,843
Balance, end of period	$42,011	$14,619	$2,513	$630	$5,190	$681	$—	$71	$65,715

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$3,181	$4,089	$2,624	$—	$445	$357	$—	$—	$10,696
Collectively evaluated for impairment	38,189	9,468	2,027	488	852	268	—	58	51,350
ACILs	—	—	—	—	6,186	—	—	—	6,186
Total	$41,370	$13,557	$4,651	$488	$7,483	$625	$—	$58	$68,232

Loans outstanding:
Individually evaluated for impairment	$58,331	$40,429	$9,976	$508	$18,810	$2,042	$—	$604	$130,700
Collectively evaluated for impairment	3,687,642	747,506	138,140	37,065	442,451	48,587	—	27,207	5,128,598
ACILs	—	—	—	—	110,726	37,244	—	26,978	174,948
Total	$3,745,973	$787,935	$148,116	$37,573	$571,987	$87,873	$—	$54,789	$5,434,246

	December 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,578	$5,183	$159	$32	$1,092	$622	$—	$—	$12,666
Collectively evaluated for impairment	34,490	11,613	2,494	429	612	174	—	64	49,876
ACILs	—	—	—	—	4,778	—	—	—	4,778
Total	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

Loans outstanding:
Individually evaluated for impairment	$49,177	$37,314	$5,692	$535	$19,992	$2,792	$—	$767	$116,269
Collectively evaluated for impairment	3,076,924	778,350	117,249	32,421	613,696	84,325	—	31,802	4,734,767
ACILs	—	—	—	—	144,269	46,312	1,744	32,982	225,307
Total	$3,126,101	$815,664	$122,941	$32,956	$777,957	$133,429	$1,744	$65,551	$5,076,343
As of September 30, 2014 and December 31, 2013, the liability for unfunded commitments was $1.6 million and $885 thousand, respectively. For the three months ended September 30, 2014 and 2013, the recognized provision for credit losses related to unfunded commitments was $100 thousand and $0, respectively. For the nine months ended September 30, 2014 and 2013, the recognized provision for credit losses related to unfunded commitments was $688 thousand and $0, respectively.

The recorded investment in individually impaired loans was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
With allocated allowance
Without charge off	$79,016	$85,920
With charge off	1,932	851
With no allocated allowance
Without charge off	41,510	23,160
With charge off	8,242	6,338
Allowance on impaired loans	(10,696)	(12,666)
Impaired loans, net of allowance	$120,004	$103,603

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 and for the year ended December 31, 2013. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of September 30, 2014			For the Nine Months Ended September 30, 2014		For the Three Months Ended September 30, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	5,406	6,707	526	5,280	116	4,735	37
Hotel & motel	11,552	11,552	1,623	11,716	400	11,601	134
Gas station & car wash	1,973	3,517	391	2,574	45	2,037	15
Mixed use	484	498	13	908	—	884	—
Industrial & warehouse	7,123	7,138	135	8,608	219	7,029	73
Other	10,708	10,802	938	9,691	353	9,246	118
Real estate—construction	—	—	—	—	—	—	—
Commercial business	34,065	34,405	4,446	31,672	1,138	32,076	368
Trade finance	9,601	16,831	2,624	7,295	—	9,100	—
Consumer and other	36	36	—	143	2	18	—
	$80,948	$91,486	$10,696	$77,887	$2,273	$76,726	$745
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	9,976	12,103	—	7,650	277	9,167	93
Hotel & motel	7,843	13,344	—	6,821	—	7,141	—
Gas station & car wash	3,541	5,542	—	4,500	33	4,251	11
Mixed use	2,058	2,166	—	1,372	30	1,672	10
Industrial & warehouse	9,597	13,203	—	8,045	248	9,466	73
Other	5,304	7,917	—	4,627	24	6,411	8
Real estate—construction	1,576	1,576	—	1,599	—	1,582	—
Commercial business	8,406	11,232	—	9,110	204	9,366	65
Trade finance	375	468	—	434	—	380	—
Consumer and other	1,076	1,126	—	1,195	21	1,267	7
	$49,752	$68,677	$—	$45,353	$837	$50,703	$267
Total	$130,700	$160,163	$10,696	$123,240	$3,110	$127,429	$1,012

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2013		For the Three Months Ended September 30, 2013
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	7,900	172	9,221	76
Hotel & motel	11,310	413	12,056	138
Gas station & car wash	1,826	46	2,017	15
Mixed use	1,152	33	1,378	10
Industrial & warehouse	8,770	171	10,940	44
Other	9,717	165	5,765	55
Real estate—construction	—	—	—	—
Commercial business	25,096	947	25,881	306
Trade finance	5,241	228	3,939	80
Consumer and other	302	17	548	6
	$71,314	$2,192	$71,745	$730
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	3,279	30	4,645	10
Hotel & motel	6,254	—	6,340	—
Gas station & car wash	3,543	104	4,105	35
Mixed use	660	—	430	—
Industrial & warehouse	3,996	8	3,374	3
Other	3,417	32	2,621	11
Real estate—construction	1,682	67	1,667	22
Commercial business	2,102	20	2,748	4
Trade finance	—	—	—	—
Consumer and other	1,142	—	1,012	—
	$26,075	$261	$26,942	$85
Total	$97,389	$2,453	$98,687	$815

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of September 30, 2014			For the Nine Months Ended September 30, 2014		For the Three Months Ended September 30, 2014
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,744	2,743	46	634	71	1,020	24
Hotel & motel	—	—	—	—	—	—	—
Gas station & car wash	1,781	1,963	387	1,788	45	1,791	15
Mixed use	352	348	2	177	—	353	—
Industrial & warehouse	—	—	—	1,282	—	—	—
Other	748	836	10	977	7	568	2
Real estate—construction	—	—	—	—	—	—	—
Commercial business	961	1,115	357	1,170	10	873	3
Trade finance	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
	$5,586	$7,005	$802	$6,028	$133	$4,605	$44
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,538	2,298	—	1,546	22	1,554	7
Hotel & motel	5,606	7,375	—	6,185	—	5,961	—
Gas station & car wash	9	297	—	774	—	472	—
Mixed use	455	465	—	344	—	455	—
Industrial & warehouse	1,784	1,989	—	2,907	29	1,601	10
Other	4,793	5,719	—	3,745	24	5,311	8
Real estate—construction	—	—	—	—	—	—	—
Commercial business	1,081	1,601	—	1,399	5	1,582	2
Trade finance	—	—	—	—	—	—	—
Consumer and other	604	655	—	816	6	773	2
	$15,870	$20,399	$—	$17,716	$86	$17,709	$29
Total	$21,456	$27,404	$802	$23,744	$219	$22,314	$73

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2013		For the Three Months Ended September 30, 2013
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment

With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,247	10	831	4
Hotel & motel	—	—	—	—
Gas station & car wash	544	—	816	—
Mixed use	—	—	—	—
Industrial & warehouse	8,551	—	7,690	—
Other	1,154	8	158	2
Real estate—construction	—	—	—	—
Commercial business	3,058	5	3,011	2
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
	$14,554	$23	$12,506	$8
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	907	30	1,330	10
Hotel & motel	6,138	—	6,243	—
Gas station & car wash	1,481	46	1,293	16
Mixed use	—	—	—	—
Industrial & warehouse	2,445	8	1,968	3
Other	2,020	32	2,157	11
Real estate—construction	—	—	—	—
Commercial business	99	—	50	—
Trade finance	—	—	—	—
Consumer and other	776	—	772	—
	$13,866	$116	$13,813	$40
Total	$28,420	$139	$26,319	$48

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2013			For the Year Ended December 31, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	7,318	7,451	827	7,783	181
Hotel & motel	11,920	12,744	2,841	11,432	550
Gas station & car wash	3,145	3,236	519	2,090	117
Mixed use	930	953	212	1,108	43
Industrial & warehouse	12,398	12,470	810	9,496	323
Other	10,262	10,351	1,461	9,826	405
Real estate—construction	—	—	—	—	—
Commercial business	34,663	36,472	5,805	27,010	1,572
Trade finance	5,600	5,628	159	5,313	41
Consumer and other	535	535	32	348	23
	$86,771	$89,840	$12,666	$74,406	$3,255
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,025	6,591	—	3,428	45
Hotel & motel	6,502	10,498	—	6,304	—
Gas station & car wash	4,845	8,273	—	3,803	139
Mixed use	845	912	—	697	—
Industrial & warehouse	3,806	7,204	—	3,958	10
Other	1,548	3,647	—	3,043	—
Real estate—construction	1,625	1,625	—	1,670	89
Commercial business	5,443	8,437	—	2,770	25
Trade finance	92	7,279	—	18	—
Consumer and other	767	831	—	1,067	—
	$29,498	$55,297	$—	$26,758	$308
Total	$116,269	$145,137	$12,666	$101,164	$3,563

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2013			For the Year Ended December 31, 2013
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	391	397	15	1,084	14
Hotel & motel	—	—	—	—	—
Gas station & car wash	794	885	341	485	—
Mixed use	—	—	—	—	—
Industrial & warehouse	5,128	5,200	612	6,323	—
Other	1,362	1,412	124	1,819	43
Real estate—construction	—	—	—	—	—
Commercial business	1,984	3,354	622	2,827	5
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$9,659	$11,248	$1,714	$12,538	$62
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,244	2,216	—	953	14
Hotel & motel	6,441	8,676	—	6,169	—
Gas station & car wash	1,614	2,109	—	1,366	62
Mixed use	—	—	—	—	—
Industrial & warehouse	1,883	3,446	—	2,482	10
Other	1,135	1,547	—	1,600	—
Real estate—construction	—	—	—	—	—
Commercial business	808	948	—	291	—
Trade finance	—	—	—	—	—
Consumer and other	767	831	—	779	—
	$13,892	$19,773	$—	$13,640	$86
Total	$23,551	$31,021	$1,714	$26,178	$148

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of September 30, 2014 and December 31, 2013 by class of loans:

	As of September 30, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	128	721	—	849	4,224	5,073
Hotel & motel	755	—	—	755	2,237	2,992
Gas station & car wash	—	—	—	—	2,998	2,998
Mixed use	441	—	—	441	943	1,384
Industrial & warehouse	208	—	—	208	2,419	2,627
Other	130	385	—	515	519	1,034
Real estate—construction	—	—	—	—	1,576	1,576
Commercial business	2,043	178	—	2,221	5,575	7,796
Trade finance	—	—	—	—	2,217	2,217
Consumer and other	231	—	—	231	21	252
Subtotal	$3,936	$1,284	$—	$5,220	$22,729	$27,949
Acquired Loans: (1)
Real estate—residential	$—	$—		$—	$—	$—
Real estate—commercial
Retail	137	170	—	307	1,244	1,551
Hotel & motel	—	—	—	—	5,606	5,606
Gas station & car wash	351	—	—	351	751	1,102
Mixed use	5,639	—	—	5,639	806	6,445
Industrial & warehouse	—	—	—	—	1,228	1,228
Other	—	—	—	—	4,450	4,450
Real estate—construction	—	—	—	—	—	—
Commercial business	771	113	—	884	1,694	2,578
Trade finance	—	—	—	—	—	—
Consumer and other	13	—	—	13	1,056	1,069
Subtotal	$6,911	$283	$—	$7,194	$16,835	$24,029
TOTAL	$10,847	$1,567	$—	$12,414	$39,564	$51,978

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.1 million.

	As of December 31, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	122	—	—	122	4,363	4,485
Hotel & motel	—	—	—	—	121	121
Gas station & car wash	1,038	—	—	1,038	2,228	3,266
Mixed use	—	—	—	—	974	974
Industrial & warehouse	215	—	—	215	1,923	2,138
Other	—	—	—	—	1,398	1,398
Real estate—construction	—	—	—	—	—	—
Commercial business	780	244	—	1,024	6,402	7,426
Trade finance	—	—	—	—	1,031	1,031
Consumer and other	54	22	—	76	—	76
Subtotal	$2,209	$266	$—	$2,475	$18,440	$20,915
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,024	—	—	2,024	1,030	3,054
Hotel & motel	—	—	—	—	6,441	6,441
Gas station & car wash	1,068	—	—	1,068	1,339	2,407
Mixed use	576	—	—	576	—	576
Industrial & warehouse	121	—	—	121	6,890	7,011
Other	516	1,729	—	2,245	1,376	3,621
Real estate—construction	—	—	—	—	—	—
Commercial business	524	703	5	1,232	2,708	3,940
Trade finance	—	—	—	—	—	—
Consumer and other	284	74	—	358	930	1,288
Subtotal	$5,113	$2,506	$5	$7,624	$20,714	$28,338
TOTAL	$7,322	$2,772	$5	$10,099	$39,154	$49,253

(1)	The Acquired Loans exclude ACILs.
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
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. The definitions for risk ratings are as follows:

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of September 30, 2014 and December 31, 2013 by class of loans:

	As of September 30, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$18,109	$—	$—	$—	$18,109
Real estate—commercial
Retail	984,921	20,455	14,536	—	1,019,912
Hotel & motel	741,380	283	7,686	—	749,349
Gas station & car wash	532,287	—	9,806	—	542,093
Mixed use	303,465	4,118	2,215	—	309,798
Industrial & warehouse	330,297	6,461	12,458	—	349,216
Other	646,929	10,716	13,071	—	670,716
Real estate—construction	85,204	—	1,576	—	86,780
Commercial business	726,547	20,691	40,227	470	787,935
Trade finance	110,774	25,580	11,762	—	148,116
Consumer and other	37,035	10	528	—	37,573
Subtotal	$4,516,948	$88,314	$113,865	$470	$4,719,597
Acquired Loans:
Real estate—residential	$801	$293	$—	$—	$1,094
Real estate—commercial
Retail	173,999	6,753	25,067	—	205,819
Hotel & motel	74,263	2,346	12,125	—	88,734
Gas station & car wash	28,520	353	8,899	256	38,028
Mixed use	31,731	1,472	3,624	—	36,827
Industrial & warehouse	78,613	1,069	14,521	—	94,203
Other	88,114	3,044	16,088	36	107,282
Real estate—construction	—	—	—	—	—
Commercial business	54,348	7,727	24,474	1,324	87,873
Trade finance	—	—	—	—	—
Consumer and other	41,746	2,024	9,549	1,470	54,789
Subtotal	$572,135	$25,081	$114,347	$3,086	$714,649
Total	$5,089,083	$113,395	$228,212	$3,556	$5,434,246

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$8,070	$—	$—	$—	$8,070
Real estate—commercial
Retail	842,815	858	14,365	—	858,038
Hotel & motel	568,263	1,841	13,661	—	583,765
Gas station & car wash	455,205	—	10,854	—	466,059
Mixed use	259,788	360	3,324	—	263,472
Industrial & warehouse	251,993	4,116	12,056	—	268,165
Other	589,895	3,928	11,493	359	605,675
Real estate—construction	71,231	—	1,626	—	72,857
Commercial business	759,956	12,756	42,952	—	815,664
Trade finance	91,055	22,589	9,297	—	122,941
Consumer and other	32,389	32	535	—	32,956
Subtotal	$3,930,660	$46,480	$120,163	$359	$4,097,662
Acquired Loans:
Real estate—residential	$1,066	$284	$619	$—	$1,969
Real estate—commercial
Retail	237,325	9,319	28,128	94	274,866
Hotel & motel	109,138	7,134	14,836	179	131,287
Gas station & car wash	35,356	1,621	14,440	245	51,662
Mixed use	32,992	1,467	5,316	—	39,775
Industrial & warehouse	92,570	3,525	19,720	—	115,815
Other	133,752	6,698	21,573	560	162,583
Real estate—construction	—	—	—	—	—
Commercial business	94,854	10,266	26,245	2,064	133,429
Trade finance	1,744	—	—	—	1,744
Consumer and other	51,036	2,695	7,460	4,360	65,551
Subtotal	$789,833	$43,009	$138,337	$7,502	$978,681
Total	$4,720,493	$89,489	$258,500	$7,861	$5,076,343

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$2,320	$—	$2,353	$—
Real estate - Construction	—	—	—	—
Commercial Business	258	—	258	—
Total	$2,578	$—	$2,611	$—

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
Migration analysis is a formula methodology derived from the Bank's actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis ("Migration Analysis") is centered on the Bank's internal credit risk rating system. Management's internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.

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
The Company considers a loan to be impaired when it is probable that not all amounts due (principal and interest) will be collectible in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls is determined on a case-by-case basis by taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.
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
The following table presents loans by portfolio segment and impairment method at September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$75,565	$1,576	$42,471	$9,976	$1,112	$130,700
Specific allowance	$—	$3,626	$—	$4,446	$2,624	$—	$10,696
Loss coverage ratio	0.0%	4.8%	0.0%	10.5%	26.3%	0.0%	8.2%
Non-impaired loans	$19,203	$4,136,412	$85,204	$833,337	$138,140	$91,250	$5,303,546
General allowance	$131	$44,650	$446	$9,736	$2,027	$546	$57,536
Loss coverage ratio	0.7%	1.1%	0.5%	1.2%	1.5%	0.6%	1.1%
Total loans	$19,203	$4,211,977	$86,780	$875,808	$148,116	$92,362	$5,434,246
Total allowance for loan losses	$131	$48,276	$446	$14,182	$4,651	$546	$68,232
Loss coverage ratio	0.7%	1.1%	0.5%	1.6%	3.1%	0.6%	1.3%

	As of December 31, 2013
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$67,544	$1,625	$40,106	$5,692	$1,302	$116,269
Specific allowance	$—	$6,670	$—	$5,805	$159	$32	$12,666
Loss coverage ratio	0.0%	9.9%	0.0%	14.5%	2.8%	2.5%	10.9%
Non-impaired loans	$10,039	$3,753,619	$71,231	$908,987	$118,993	$97,205	$4,960,074
General allowance	$25	$39,227	$628	$11,787	$2,494	$493	$54,654
Loss coverage ratio	0.2%	1.0%	0.9%	1.3%	2.1%	0.5%	1.1%
Total loans	$10,039	$3,821,163	$72,856	$949,093	$124,685	$98,507	$5,076,343
Total allowance for loan losses	$25	$45,897	$628	$17,592	$2,653	$525	$67,320
Loss coverage ratio	0.2%	1.2%	0.9%	1.9%	2.1%	0.5%	1.3%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At September 30, 2014, total modified loans were $77.7 million, compared to $58.9 million at December 31, 2013. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of September 30, 2014 and December 31, 2013 is presented below:

	As of September 30, 2014
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,345	$601	$—	$12,946	$3,986	$660	$—	$4,646	$17,592
Maturity / Amortization concession	1,788	22,016	690	24,494	1,471	5,265	243	6,979	31,473
Rate concession	13,480	5,141	—	18,621	9,714	45	179	9,938	28,559
Principal forgiveness	—	—	—	—	—	118	—	118	118
	$27,613	$27,758	$690	$56,061	$15,171	$6,088	$422	$21,681	$77,742

	As of December 31, 2013
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,437	$1,057	$—	$8,494	$9,489	$1,279	$767	$11,535	$20,029
Maturity / Amortization concession	765	6,565	535	7,865	1,653	3,656	—	5,309	13,174
Rate concession	13,055	4,490	—	17,545	8,107	—	—	8,107	25,652
Principal forgiveness	—	—	—	—	—	49	—	49	49
	$21,257	$12,112	$535	$33,904	$19,249	$4,984	$767	$25,000	$58,904
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at September 30, 2014 were comprised of 21 commercial real estate loans totaling $27.6 million, 28 commercial business loans totaling $27.8 million, and 3 consumer loans totaling $690 thousand. TDRs on accrual status at December 31, 2013 were comprised of 15 commercial real estate loans totaling $21.3 million, 28 commercial business loans totaling $12.1 million and 2 consumer loans totaling $535 thousand.  The Company expects that the TDRs on accrual status as of September 30, 2014, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans.  TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $6.1 million and $6.6 million of specific reserves to TDRs as of September 30, 2014 and December 31, 2013, respectively.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousand)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—	1	$523	$514
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	27	26	2	783	835
Other	1	87	116	2	327	355
Real estate - construction	—	—	—	—	—	—
Commercial business	7	11,866	11,060	14	17,759	16,935
Trade finance	1	2,629	2,759	2	2,721	3,559
Consumer and other	—	—	—	—	—	—
Subtotal	10	$14,609	$13,961	21	$22,113	$22,198
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—	2	$1,075	$1,062
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	1	794	756
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	75	74	1	75	74
Other	—	—	—	1	1,023	1,001
Real estate—construction	—	—	—	—	—	—
Commercial business	2	111	91	7	457	215
Trade finance	—	—	—	—	—	—
Consumer and other	—	$—	$—	1	$195	$187
Subtotal	3	$186	$165	13	$3,619	$3,295
	13	$14,795	$14,126	34	$25,732	$25,493
The specific reserves for the TDRs that occurred during the three and nine months ended September 30, 2014 totaled $233 thousand and $2.7 million, respectively, and there were $691 thousand and $709 thousand in charge offs for the three and nine months ended September 30, 2014, respectively.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$707	1	$707
Gas station & car wash	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	3	313	4	313
Subtotal	4	$1,020	5	$1,020
Acquired Loans:
Real estate—commercial
Retail	2	$333	2	$333
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	3	174	3	174
Subtotal	5	$507	5	$507
	9	$1,527	10	$1,527
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of September 30, 2014, the specific reserves totaled $352 thousand and $352 thousand for the TDRs that had payment defaults during the three and nine months ended September 30, 2014, respectively. The total charge offs for the TDRs that had payment defaults during the three and nine months ended September 30, 2014 were $0 thousand and $45 thousand.
There were four Legacy Loans that subsequently defaulted during the three months ended September 30, 2014. Three of the loans were Commercial Business loans that were modified as follows: one loan totaling $106 thousand was modified through payment concession, one loan totaling $107 thousand was modified through maturity concession, and one loan totaling $100 was modified through principal forgiveness. There was one Real Estate Commercial loan totaling $707 thousand that defaulted and was modified through rate concession.
There were five Acquired Loans that defaulted during the three months ended September 30, 2014 that were modified as follows: two Commercial Business loans totaling $154 thousand were modified through payment concessions, one Commercial Business loans totaling $20 thousand was modified through maturity concession, one Real Estate Commercial loan totaling $211 thousand was modified through payment concession and one Real Estate Commercial loan totaling $122 thousand was modified through rate concession.
There were five Legacy loan that defaulted during the nine months ended September 30, 2014, that were modified as follows: one Real Estate Commercial loan totaling $707 thousand was modified through rate concession, one Commercial Business loan totaling $106 thousand was modified through payment concession, one Commercial Business loan totaling $107 thousand was modified through maturity concession, one Commercial Business loan totaling $100 thousand was modified through debt forgiveness, and one Commercial Business loan was charged off during the nine-month period.
There were five Acquired Loans that defaulted during the nine months ended September 30, 2014 that were modified as follows: one Real Estate Commercial loan totaling $211 thousand was modified through payment concession, one Real Estate Commercial loan totaling $122 thousand was modified through rate concession, two Commercial Business loans totaling $154 thousand were modified through payment concessions, and one Commercial Business loan totaling $20 thousand was modified through maturity concession.

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $2.2 million and $826 thousand at September 30, 2014 and December 31, 2013, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Covered loans on nonaccrual status	$1,873	$236
Covered OREO	348	590
Total covered nonperforming assets	$2,221	$826

Acquired covered loans	$41,732	$55,088
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of September 30, 2014 and December 31, 2013, and the outstanding principal balance as of September 30, 2014 and December 31, 2013 was $3.3 million and $3.9 million, respectively.

8.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $1.96 billion at September 30, 2014 and $1.78 billion at December 31, 2013. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2014 and December 31, 2013, real estate secured loans with a carrying amount of approximately $2.60 billion and $2.33 billion, respectively, were pledged as collateral for borrowings from the FHLB. At September 30, 2014, other than FHLB stock, no securities are pledged as collateral for borrowings from the FHLB. At December 31, 2013, other than FHLB stock, securities with a carrying value of $13.2 million were pledged as collateral for borrowings from the FHLB.
At September 30, 2014 and December 31, 2013, FHLB advances were $467.1 million and $421.4 million, respectively, had a weighted average interest rate of 1.14% and 1.16%, respectively, and had various maturities through September 2019. At September 30, 2014 and December 31, 2013, $37.1 million and $51.4 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of September 30, 2014 ranged between 0.47% and 3.51%. At September 30, 2014, the Company had a remaining borrowing capacity of $1.49 billion.
At September 30, 2014, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$66,000	$87,071
Due after one year through five years	401,071	380,000
	$467,071	$467,071

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At September 30, 2014, the outstanding principal balance of the qualifying loans was $599.0 million, and the collateral value of investment securities was $1.6 million. There were no borrowings outstanding against this line as of September 30, 2014 and December 31, 2013.

9.	Subordinated Debentures
At September 30, 2014, four wholly-owned subsidiary grantor trusts established by former Nara Bancorp had issued $28 million of pooled Trust Preferred Securities (“trust preferred securities”) and one wholly-owned subsidiary grantor trust established by former Center Financial Corporation had issued $18 million of trust preferred securities. Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $4 million of trust preferred securities, which the Company redeemed on June 17, 2013. Upon the acquisition of Foster, the Company assumed one grantor trust established by former Foster Bank which issued $15 million of trust preferred securities, which the Company redeemed on March 14, 2014. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.

The following table is a summary of trust preferred securities and Debentures at September 30, 2014:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Initial Rate	Coupon Rate at September 30, 2014		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	4.44%	3.38%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	4.02%	3.08%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	4.12%	3.19%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	7.00%	1.88%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,249	Variable	4.01%	3.08%	(1)	1/7/2034
TOTAL ISSUANCE		$46,000	$42,117
(1) The Center Capital Trust I trust preferred security was assumed in the merger with Center Financial Corporation. The remaining discount was $5.3 million at September 30, 2014 and the effective rate of the security, including the effect of the discount accretion, was 5.54% at
September 30, 2014.

The Company’s investment in the common trust securities of the issuer trusts of $1.6 million and $1.9 million at September 30, 2014 and December 31, 2013, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At September 30, 2014, $40.7 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at September 30, 2014, we will be able to continue to include existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

10.	Intangible Assets
The carrying amount of the Company's goodwill as of September 30, 2014 and December 31, 2013 was $105.4 million. There was no impairment of goodwill during the three and nine month periods ended September 30, 2014 and 2013.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. The Company acquired, through the acquisitions of PIB and Foster during the first and third quarters of 2013, respectively, core deposit intangible assets, which totaled $603 thousand and $2.8 million, respectively. Amortization expense related to core deposit intangible assets totaled $324 thousand and $316 thousand for the three months ended September 30, 2014 and 2013, respectively. The amortization expense related to core deposit intangible assets totaled $972 thousand and $813 thousand for the nine months ended September 30, 2014 and 2013, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2014:

		As of September 30, 2014
	Amortization period	Gross Carrying Amount	Accumulated Amortization

Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(2,504)
Core deposit—PIB acquisition	7 years	603	(237)
Core deposit—Foster acquisition	10 years	2,763	(514)
Total		$7,466	$(3,255)

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
The changes in servicing assets for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$9,024	$8,078	$8,915	$6,260
Additions through originations of servicing assets	1,270	977	2,943	2,535
Additions through acquisition of PIB	—	—	—	1,102
Additions through acquisition of Foster	—	162	—	162
Amortization	(771)	(555)	(2,335)	(1,397)
Balance at end of period	$9,523	$8,662	$9,523	$8,662

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at September 30, 2014 and December 31, 2013 are presented below.

	September 30, 2014	December 31, 2013
	Range	Range
Weighted-average discount rate	5.46% ~ 5.75%	5.49% ~ 5.73%
Constant prepayment rate	8.90% ~ 12.40%	9.20% ~13.00%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.3 million and $1.3 million at September 30, 2014 and December 31, 2013, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.
The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2010. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the Internal Revenue Service (IRS) for the 2011 tax year and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $79 thousand and $58 thousand for accrued interest and penalties at September 30, 2014 and December 31, 2013, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2014.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$273,417	$—	$273,417	$—
GSE mortgage-backed securities	409,809	—	409,809	—
Trust preferred securities	4,050	—	4,050	—
Municipal bonds	6,118	—	4,972	1,146
Mutual funds	17,231	17,231	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$274,101	$—	$274,101	$—
GSE mortgage-backed securities	404,996	—	404,996	—
Trust preferred securities	3,697	—	3,697	—
Municipal bonds	5,936	—	4,824	1,112
Mutual funds	17,021	17,021	—	—

There were no transfers between Level 1, 2 and 3 during the period ended September 30, 2014 and 2013. There were no gains or losses recognized in earnings
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning Balance, January 1	$1,112	$—
Purchases, issuances and settlements	—	1,202
Amortization	—	(15)
Total gains or (losses) included in earnings	—	—
Total gains or (losses) included in other comprehensive income	34	(45)
Ending Balance, September 30	$1,146	$1,142

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$40,082	$—	$40,082	$—
Commercial business	2,678	—	2,678	—
Trade finance	768	—	768	—
Consumer	604	—	604	—
Loans held for sale, net	2,578	—	2,578	—
OREO	11,163	—	11,163	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,746	$—	$18,746	$—
Commercial business	2,383	—	2,383	—
Loans held for sale, net	6,900	—	6,900	—
OREO	4,003	—	4,003	—

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2014	2013	2014	2013
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(901)	$(1,759)	$1,015	$(9,700)
Commercial business	(1,921)	(509)	(5,337)	(1,703)
Trade Finance	(1,036)	—	(3,232)	—
Consumer	9	—	158	—
Loans held for sale, net	(224)	(530)	(224)	(530)
OREO	(600)	(570)	(931)	(956)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$443,320	$443,320	Level 1
Loans held for sale	45,695	47,851	Level 2
Loans receivable—net	5,364,612	5,724,155	Level 3
FDIC loss share receivable	—	—	Level 3
Customers’ liabilities on acceptances	3,822	3,822	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,503,275	$1,503,275	Level 2
Saving and other interest bearing demand deposits	1,737,420	1,737,420	Level 2
Time deposits	2,269,059	2,273,024	Level 2
FHLB advances	467,071	466,106	Level 2
Subordinated debentures	42,117	44,010	Level 2
Bank’s liabilities on acceptances outstanding	3,822	3,822	Level 2
	December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$316,705	$316,705	Level 1
Loans held for sale	44,115	45,975	Level 2
Loans receivable—net	5,006,856	5,450,008	Level 3
FDIC loss share receivable	1,110	1,110	Level 3
Customers’ liabilities on acceptances	5,602	5,602	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,399,454	$1,399,454	Level 2
Saving and other interest bearing demand deposits	1,598,514	1,598,514	Level 2
Time deposits	2,150,089	2,156,514	Level 2
FHLB advances	421,352	421,258	Level 2
Subordinated debentures	57,410	56,544	Level 2
Bank’s liabilities on acceptances outstanding	5,602	5,602	Level 2

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
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department's TARP Capital Purchase Program. As of September 30, 2014, a warrant held by the U.S. Treasury Department for the purchase of 345,334 shares of the Company's common stock remains outstanding.
In conjunction with the acquisition of PIB, the Company assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of September 30, 2014, the U.S. Treasury Department held the warrant for the purchase of 18,607 shares of the Company's common stock.
The Company's Board of Directors declared quarterly dividends of $0.10 per common share for the third quarter of 2014 and $0.05 per common share for the third quarter of 2013.
The following table presents the components of accumulated other comprehensive loss at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Net unrealized loss on securities available for sale	$(1,573)	$(10,264)
Net unrealized gain on interest-only strips	72	79
Total accumulated other comprehensive loss	$(1,501)	$(10,185)

14.	Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014
Total capital (to risk-weighted assets):
Company	$866,918	14.93%	$464,628	8.00%	N/A	N/A
Bank	$853,691	14.71%	$464,264	8.00%	$580,330	10.00%
Tier I capital (to risk-weighted assets):
Company	$797,112	13.72%	$232,314	4.00%	N/A	N/A
Bank	$783,886	13.51%	$232,132	4.00%	$348,198	6.00%
Tier I capital (to average assets):
Company	$797,112	11.80%	$270,303	4.00%	N/A	N/A
Bank	$783,886	11.60%	$270,247	4.00%	$337,809	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
Company	$819,408	14.90%	$439,687	8.00%	N/A	N/A
Bank	$807,620	14.70%	$439,437	8.00%	$549,471	10.00%
Tier I capital (to risk-weighted assets):
Company	$751,204	13.66%	$219,844	4.00%	N/A	N/A
Bank	$739,416	13.46%	$219,798	4.00%	$329,683	6.00%
Tier I capital (to average assets):
Company	$751,204	11.97%	$251,049	4.00%	N/A	N/A
Bank	$739,416	11.79%	$250,954	4.00%	$313,687	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$77,084	$72,035	$226,890	$208,157
Interest expense	9,177	7,675	26,527	21,978
Net interest income	67,907	64,360	200,363	186,179
Provision for loan losses	4,256	744	10,278	9,050
Net interest income after provision for loan losses	63,651	63,616	190,085	177,129
Noninterest income	11,369	10,799	32,957	31,357
Noninterest expense	39,420	35,746	113,434	103,450
Income before income tax provision	35,600	38,669	109,608	105,036
Income tax provision	14,180	15,117	43,680	41,352
Net income	$21,420	$23,552	$65,928	$63,684
Per Share Data:
Earnings per common share - basic	$0.27	$0.30	$0.83	$0.81
Earnings per common share - diluted	$0.27	$0.30	$0.83	$0.80
Book value per common share (period end, excluding warrants) (8)	$10.87	$10.11	$10.87	$10.11
Cash dividends declared per common share	$0.10	$0.05	$0.25	$0.175
Tangible book value per common share (period end, excluding warrants) (8) (10)	$9.49	$8.52	$9.49	$8.52
Number of common shares outstanding (period end)	79,497,331	79,247,719	79,497,331	79,247,719
Weighted average shares - basic	79,493,917	79,223,636	79,486,958	78,914,360
Weighted average shares - diluted	79,601,075	79,334,865	79,617,317	79,122,060
Tangible common equity ratio (8)	11.07%	10.87%	11.07%	10.87%
Statement of Financial Condition Data - at Period End:
Assets	$6,927,806	$6,340,987	$6,927,806	$6,340,987
Securities available for sale	710,625	708,566	710,625	708,566
Loans receivable	5,432,844	4,898,939	5,432,844	4,898,939
Deposits	5,509,754	5,021,102	5,509,754	5,021,102
FHLB advances	467,071	421,446	467,071	421,446
Subordinated debentures	42,117	57,303	42,117	57,303
Stockholders’ equity	864,648	801,230	864,648	801,230

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$6,867,468	$6,160,132	$6,739,534	$5,924,397
Securities available for sale	734,282	714,660	718,291	704,124
Loans receivable and loans held for sale	5,434,815	4,771,022	5,303,478	4,588,464
Deposits	5,457,836	4,845,403	5,366,717	4,629,925
Stockholders’ equity	859,606	794,737	840,743	781,159
Selected Performance Ratios:
Return on average assets (1)	1.25%	1.53%	1.30%	1.43%
Return on average stockholders’ equity (1)	9.97%	11.85%	10.46%	10.87%
Average stockholders' equity to average assets	12.52%	12.90%	12.47%	13.19%
Return on average tangible equity (1) (9)	11.43%	13.90%	12.03%	12.52%
Dividend payout ratio (dividends per share / earnings per share)	37.04%	25.00%	30.12%	21.60%
Pre-Tax Pre-Provision income to average assets (1)	2.32%	2.56%	2.37%	2.96%
Efficiency ratio (2)	49.73%	47.56%	48.62%	47.56%
Net interest spread	3.89%	4.19%	3.96%	4.23%
Net interest margin (3)	4.15%	4.42%	4.21%	4.46%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.80%	12.06%	11.80%	12.06%
Tier 1 risk-based capital ratio	13.72%	13.64%	13.72%	13.64%
Total risk-based capital ratio	14.93%	14.89%	14.93%	14.89%
Tier 1 common risk-based capital ratio (11)	13.02%	12.60%	13.02%	12.60%
Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.26%	1.34%	1.26%	1.34%
Allowance for loan losses to nonaccrual loans	172.46%	181.89%	172.46%	181.89%
Allowance for loan losses to nonperforming loans(6)	71.35%	91.08%	71.35%	91.08%
Allowance for loan losses to nonperforming assets(7)	57.44%	47.18%	57.44%	47.18%
Nonaccrual loans to loans receivable	0.73%	0.74%	0.73%	0.74%
Nonperforming loans to loans receivable (6)	1.76%	2.28%	1.76%	2.28%
Nonperforming assets to loans receivable and OREO (7)	2.18%	2.83%	2.18%	2.83%
Nonperforming assets to total assets (7)	1.71%	2.20%	1.71%	2.20%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 6% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $378 thousand and $378 thousand at September 30, 2014 and 2013, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$21,420	$23,552	$65,928	$63,684

Average stockholders' equity	$859,606	$794,737	$840,743	$781,159
Less: Average goodwill and core deposit intangible assets, net	(109,815)	(116,885)	(110,136)	(102,935)
Average tangible equity	$749,791	$677,852	$730,607	$678,224

Net income (annualized) to average tangible equity	11.43%	13.90%	12.03%	12.52%

(10)
Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Total stockholders' equity	$864,648	$801,230
Less: Common stock warrant	(378)	(378)
Goodwill and core deposit intangible assets, net	(109,612)	(125,444)
Tangible common equity	$754,658	$675,408

Common shares outstanding	79,497,331	79,247,719

Tangible book value per common share	$9.49	$8.52

(11)
The Tier 1 common risk-based capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Tier 1 capital	$797,112	$727,053
Less: Trust preferred securities less unamortized acquisition discount	(40,692)	(55,414)
Tier 1 common risk-based capital	$756,420	$671,639

Total risk weighted assets less disallowed allowance for loan losses	5,807,854	5,330,009

Tier 1 common risk-based capital ratio	13.02%	12.60%

Results of Operations
Overview
Total assets increased $452.6 million from $6.48 billion at December 31, 2013 to $6.93 billion at September 30, 2014. The increase in total assets was primarily due to a $357.8 million increase in loans receivable, net of allowance for loan losses, from $5.01 billion at December 31, 2013 to $5.36 billion at September 30, 2014 and a $126.6 million increase in cash and cash equivalents, from $316.7 million at December 31, 2013 to $443.3 million at September 30, 2014. The increase in total assets was funded by a $361.7 million increase in deposits from $5.15 billion at December 31, 2013 to $5.51 billion at September 30, 2014 and net income of $65.9 million for the nine months ended September 30, 2014.
Net income for the third quarter of 2014 was $21.4 million, or $0.27 per diluted common share, compared to $23.6 million, or $0.30 per diluted common share, for the same period of 2013, a decrease of $2.2 million, or 9.05%. Net income for the nine months ended September 30, 2014 was $65.9 million, or $0.83 per diluted common share, compared to $63.7 million, or $0.80 per diluted common share, for the same period of 2013, an increase of $2.2 million, or 3.52%. Acquisitions impact the comparability of the operating results for the three and nine months ended September 30, 2014 and 2013, because the acquired assets and liabilities were recorded at fair value and certain acquisition premiums and discounts are being amortized or accreted into income or expense as adjustments to the yield/cost of the related asset or liability. In addition, the acquisitions of Pacific International Bancorp, Inc. ("PIB") and Foster Bankshares, Inc. ("Foster") resulted in increases in interest earning assets, interest bearing liabilities, employees and branch locations in 2013. The operating results for the three and nine months ended September 30, 2014 and 2013 include the following pre-tax acquisition accounting adjustments and expenses related to acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$4,157	$4,074	$11,935	$14,787
Accretion of discounts on acquired credit impaired loans	1,863	2,806	6,604	5,360
Amortization of premiums on assumed FHLB advances	95	94	281	277
Accretion of discounts on assumed subordinated debt	(41)	(81)	(171)	(172)
Amortization of premiums on assumed time deposits	125	308	670	993
Amortization of core deposit intangible assets	(324)	(316)	(972)	(813)
Increase to pre-tax income	$5,875	$6,885	$18,347	$20,432

The annualized return on average assets was 1.25% for the third quarter of 2014, compared to 1.53% for the same period of 2013. The annualized return on average stockholders' equity was 9.97% for the third quarter of 2014, compared to 11.85% for the same period of 2013. The efficiency ratio was 49.73% for the third quarter of 2014, compared to 47.56% for the same period of 2013.
The annualized return on average assets was 1.30% for the nine months ended September 30, 2014, compared to 1.43% for the same period of 2013. The annualized return on average stockholders' equity was 10.46% for the nine months ended September 30, 2014, compared to 10.87% for the same period of 2013. The efficiency ratio was 48.62% for the nine months ended September 30, 2014, compared to 47.56% for the same period of 2013.

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

Comparison of Three Months Ended September 30, 2014 with the Same Period of 2013
Net interest income before provision for loan losses was $67.9 million for the third quarter of 2014, an increase of $3.5 million, or 5.4%, compared to $64.4 million for the same period of 2013. The increase was principally attributable to the increase in interest earning assets. The increase was partially offset by the decline in yields and an increase in the cost of deposits.
Interest income for the third quarter of 2014 was $77.1 million, an increase of $5.1 million, or 7.1%, compared to $72.0 million for the same period of 2013. The increase resulted from a $10.5 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $5.4 million decrease in interest income due to a decrease in the yield on average interest earnings assets.

Comparison of Nine Months Ended September 30, 2014 with the Same Period of 2013
Net interest income before provision for loan losses was $200.4 million for the nine months ended September 30, 2014, an increase of $14.2 million, or 7.6%, compared to $186.2 million for the same period of 2013. The increase was principally attributable to the increase in interest earnings assets, which was partially offset by the decline in the net interest margin.
Interest income for the nine months ended September 30, 2014 was $226.9 million, an increase of $18.7 million, or 9.0%, compared to $208.2 million for the same period of 2013. The increase resulted from an $29.8 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $11.1 million decrease in interest income due to a decrease in the yield on average interest earnings assets.

Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2014 was 4.15%, a decrease of 27 basis points from 4.42% for the same period of 2013. Net interest margin for the nine months ended September 30, 2014 was 4.21%, a decrease of 25 basis points from 4.46% for the same period of 2013. The change in the our reported net interest margin for the three and nine months ended September 30, 2014 and 2013 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest margin, excluding the effect of acquisition accounting adjustments	3.73%	3.86%	3.75%	3.90%
Acquisition accounting adjustments(1)	0.42	0.56	0.46	0.56
Reported net interest margin	4.15%	4.42%	4.21%	4.46%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the third quarter of 2014 decreased 13 basis points to 3.73% from 3.86% for the same period of 2013. Excluding the effect of acquisition accounting adjustments, the net interest margin for the nine months ended September 30, 2014 decreased 15 basis points to 3.75% from 3.90% for the same period of 2013.

The decrease in the net interest margin was primarily due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits. These decreases to the net interest margin were partially offset by an increase in yields from our investment securities.

The acquisition related adjustments that impact the net interest margin declined by $1.0 million, totaling $6.2 million during the third quarter of 2014, compared to $7.2 million for the same period of 2013. The adjustments declined by $1.9 million when comparing the total adjustments of $19.3 million during the nine months ended September 30, 2014 to a total of $21.2 million in adjustments for the same period in 2013.

The weighted average yield on loans decreased to 5.29% for the third quarter of 2014 from 5.63% for the third quarter of 2013 and decreased to 5.37% for the nine months ended September 30, 2014 from 5.72% for the same period in 2013. The change in the yield was due to continued pricing pressure on loan interest rates and a 16 basis point and 13 basis point decline in the effects of acquisition accounting adjustments for the respective periods, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.78%	4.96%	4.82%	5.04%
Acquisition accounting adjustments(1)	0.51	0.67	0.55	0.68
Reported weighted average yield on loans	5.29%	5.63%	5.37%	5.72%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the third quarter of 2014 decreased 18 basis points to 4.78% from 4.96% for the same period of 2013. Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the nine months ended September 30, 2014 decreased 22 basis points to 4.82% from 5.04% for the same period of 2013. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans particularly from the acquired loan portfolios and the high demand for fixed rate loans in the market. At September 30, 2014, fixed rate loans accounted for 51% of the loan portfolio, compared to 45% at September 30, 2013. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at September 30, 2014 was 4.25% and 4.79%, respectively, compared with 4.43% and 5.16% at September 30, 2013.

The weighted average yield on securities available for sale for the third quarter of 2014 was 2.18%, compared to 2.13% for the same period of 2013. The weighted average yield on securities available for sale for the nine months ended September 30, 2014 was 2.26%, compared to 2.04% for the same period of 2013. The increase was primarily attributable to the reduction in the amortization of premiums on collateralized mortgage obligations and mortgage-backed securities as a result of slowing prepayment speeds.

The weighted average cost of deposits for the third quarter of 2014 was 0.54%, an increase of 5 basis points from 0.49% for the same period of 2013. The weighted average cost of deposits for the nine months ended September 30, 2014 was 0.53%, an increase of 4 basis points from 0.49% for the same period of 2013. The amortization of the premium on time deposits assumed in the acquisitions positively affected the weighted average cost of deposits, as summarized in the following table.

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

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.55% for the third quarter of 2014, compared to 0.51% for the same period of 2013 and 0.55% for the nine months ended September 30, 2014, compared to 0.52% for the same period of 2013. The increase was due to an increase in retail deposits such as money market and time deposits assumed in acquisitions and increased deposit campaigns and promotions. The retail deposits had a yield of 0.83% at September 30, 2014 compared to 0.78% at September 30, 2013.

The weighted average cost of FHLB advances for the third quarter of 2014 and 2013 was 1.18%. For the nine months ended September 30, 2014 and 2013, the weighted average cost of FHLB advances was 1.17%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
The weighted average cost of FHLB advances, excluding effect of acquisition accounting adjustments	1.26%	1.27%	1.26%	1.23%
Acquisition accounting adjustments	(0.08)	(0.09)	(0.09)	(0.06)
Reported weighted average cost of FHLB advances	1.18%	1.18%	1.17%	1.17%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.26% for the third quarter of 2014 from 1.27% for the same period of 2013 and 1.26% for the nine months ended September 30, 2014, compared to 1.23% for the same period of 2013, reflecting the addition of $100.0 million in new borrowings over the past twelve months at an average rate of 1.68%. The weighted average original maturity of the new borrowings was 4.60 years. In addition, a total of $54.0 million of FHLB advances, with weighted average rates of 2.38%, matured over the past twelve months.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,434,815	$72,437	5.29%	$4,771,022	$67,747	5.63%
Securities available for sale(3)	734,282	3,999	2.18%	714,660	3,802	2.13%
FRB and FHLB stock and other investments	332,643	648	0.76%	291,672	486	0.65%
Federal funds sold	—	—	—%	—	—	N/A
Total interest earning assets	$6,501,740	$77,084	4.71%	$5,777,354	$72,035	4.95%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,492,175	$2,558	0.68%	$1,276,732	$1,927	0.60%
Savings	202,785	496	0.97%	204,049	668	1.30%
Time deposits:
$100,000 or more	1,601,436	3,094	0.77%	1,380,962	2,361	0.68%
Other	677,474	1,270	0.74%	677,352	1,003	0.59%
Total time deposits	2,278,910	4,365	0.76%	2,058,314	3,364	0.65%
Total interest bearing deposits	3,973,870	7,419	0.74%	3,539,095	5,959	0.67%
FHLB advances	462,434	1,373	1.18%	422,084	1,251	1.18%
Other borrowings	40,533	385	3.72%	48,273	465	3.77%
Total interest bearing liabilities	4,476,837	$9,177	0.81%	4,009,452	$7,675	0.76%
Noninterest bearing demand deposits	1,483,966			1,306,308
Total funding liabilities/cost of funds	$5,960,803		0.61%	$5,315,760		0.57%
Net interest income/net interest spread		$67,907	3.89%		$64,360	4.19%
Net interest margin			4.15%			4.42%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.14%			4.42%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.10%			4.37%
Cost of deposits:
Noninterest bearing demand deposits	$1,483,966	$—		$1,306,308	$—
Interest bearing deposits	3,973,870	7,419	0.74%	3,539,095	5,959	0.67%
Total deposits	$5,457,836	$7,419	0.54%	$4,845,403	$5,959	0.49%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $63 thousand and $(153) thousand for the three months ended September 30, 2014 and 2013, respectively.

(5)	Loan prepayment fee income excluded was $608 thousand and $580 thousand for the three months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,303,478	$212,818	5.37%	$4,588,464	$196,249	5.72%
Securities available for sale(3)	718,291	12,171	2.26%	704,124	10,755	2.04%
FRB and FHLB stock and other investments	339,828	1,881	0.73%	282,120	1,153	0.54%
Federal funds sold	4,469	20	0.60%	—	—	N/A
Total interest earning assets	$6,366,066	$226,890	4.76%	$5,574,708	$208,157	4.99%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,456,348	$7,335	0.67%	$1,276,195	$5,736	0.60%
Savings	209,121	1,635	1.05%	192,006	2,144	1.49%
Time deposits:
$100,000 or more	1,596,416	8,757	0.73%	1,265,877	6,066	0.64%
Other	679,114	3,654	0.72%	675,239	3,068	0.61%
Total time deposits	2,275,530	12,411	0.73%	1,941,116	9,134	0.63%
Total interest bearing deposits	3,940,999	21,381	0.73%	3,409,317	17,014	0.67%
FHLB advances	443,346	3,894	1.17%	422,205	3,693	1.17%
Other borrowings	44,431	1,252	3.71%	44,721	1,271	3.75%
Total interest bearing liabilities	4,428,776	$26,527	0.80%	3,876,243	$21,978	0.76%
Noninterest bearing demand deposits	1,425,718			1,220,608
Total funding liabilities/cost of funds	$5,854,494		0.61%	$5,096,851		0.58%
Net interest income/net interest spread		$200,363	3.96%		$186,179	4.23%
Net interest margin			4.21%			4.46%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			4.20%			4.46%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			4.17%			4.44%
Cost of deposits:
Noninterest bearing demand deposits	$1,425,718	$—		$1,220,608	$—
Interest bearing deposits	3,940,999	21,381	0.73%	3,409,317	17,014	0.67%
Total deposits	$5,366,717	$21,381	0.53%	$4,629,925	$17,014	0.49%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $138 thousand and $6 thousand for the nine months ended September 30, 2014 and 2013, respectively.

(5)	Loan prepayment fee income excluded was $1.5 million and $948 thousand for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30, 2014 over September 30, 2013
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$4,690	$(5,925)	$10,615
Interest on securities	197	324	(127)
Interest on FRB and FHLB stock and other investments	162	205	(43)
Interest on federal funds sold	—	—	—
Total interest income	$5,049	$(5,396)	$10,445
INTEREST EXPENSE:
Interest on demand, interest bearing	$631	$277	$354
Interest on savings	(173)	(294)	121
Interest on time deposits	1,002	681	321
Interest on FHLB advances	122	19	103
Interest on other borrowings	(80)	(2)	(78)
Total interest expense	$1,502	$681	$821
NET INTEREST INCOME	$3,547	$(6,077)	$9,624

	Nine Months Ended September 30, 2014 over September 30, 2013
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$16,569	$(12,694)	$29,263
Interest on securities	1,416	1,195	221
Interest on FRB and FHLB stock and other investments	728	456	272
Interest on federal funds sold	20	—	20
Total interest income	$18,733	$(11,043)	$29,776
INTEREST EXPENSE:
Interest on demand, interest bearing	$1,599	$738	$861
Interest on savings	(509)	(689)	180
Interest on time deposits	3,277	1,578	1,699
Interest on FHLB advances	201	15	186
Interest on other borrowings	(19)	(11)	(8)
Total interest expense	$4,549	$1,631	$2,918
NET INTEREST INCOME	$14,184	$(12,674)	$26,858

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
The provision for loan losses for the third quarter of 2014 was $4.3 million, an increase of $3.5 million, or 472.0%, from $744 thousand for the same period last year. The increase was primarily due to an increase in quantitative reserves due to loan growth compared to the third quarter of 2013, which was partially offset by decreases due to declining historical loss rates.
The provision for loan losses for the nine months ended September 30, 2014 was $10.3 million, an increase of $1.2 million, or 13.6%, from $9.1 million for the same period last year. The increase is primarily due an increase quantitative reserves due to loan growth, which was partially offset by decreases due to declining historical loss rates and decreased specific reserves on impaired loans.
See Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition - Loans Receivable and Allowance for Loan Losses for further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the third quarter of 2014 was $11.4 million, compared to $10.8 million for the same quarter of 2013, an increase of $570 thousand, or 5.3%. The increase was principally due to a $751 thousand increase in net gains on sales of SBA loans and a $135 thousand increase from service fees on deposit accounts, which were offset by a $238 thousand decrease in international service fees and a $206 thousand decrease in loan servicing fees, net.
Noninterest income for the nine months ended September 30, 2014 was $33.0 million, compared to $31.4 million for the same period of 2013, an increase of $1.6 million, or 5.1%. The increase was principally due to a $1.2 million increase in service fees on deposit accounts, a $905 thousand increase from other income and fees, and a $523 thousand increase in net gains on sales of OREO. During the nine months ended September 30, 2014, thirteen OREO properties with an aggregate carrying value of $8.1 million were sold, compared to the sale of $3.7 million during the same period of 2013. The increases were partially offset by a $626 thousand decrease in international service fees and a $633 thousand decrease in loan servicing fees.
Noninterest income by category is summarized below:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(Dollars in thousands)
Service fees on deposit accounts	$3,456	$3,321	$135	4.1%
International service fees	958	1,196	(238)	(19.9)%
Loan servicing fees, net	798	1,004	(206)	(20.5)%
Wire transfer fees	876	916	(40)	(4.4)%
Other income and fees	1,674	1,583	91	5.7%
Net gains on sales of SBA loans	3,578	2,827	751	26.6%
Net gains (losses) on sales of OREO	29	(48)	77	160.4%
Total noninterest income	$11,369	$10,799	$570	5.3%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$10,288	$9,118	$1,170	12.8%
International service fees	3,074	3,700	(626)	(16.9%)
Loan servicing fees, net	2,376	3,009	(633)	(21.0%)
Wire transfer fees	2,700	2,619	81	3.1%
Other income and fees	4,941	4,036	905	22.4%
Net gains on sales of SBA loans	9,112	8,816	296	3.4%
Net gains on sales of other loans	—	62	(62)	(100.0%)
Net gains on sales of securities available for sale	—	54	(54)	(100.0%)
Net gains (losses) on sales of OREO	466	(57)	523	917.5%
Total noninterest income	$32,957	$31,357	$1,600	5.1%

Noninterest Expense
Noninterest expense for the third quarter of 2014 was $39.4 million, an increase of $3.7 million, or 10.3%, from $35.7 million for the same period of 2013. Salaries and employee benefits expense increased $2.8 million due to an increase in the number of full-time equivalent employees, which increased to 911 at September 30, 2014 from 831 at September 30, 2013. Credit related expenses increased $885 thousand principally due to increased increased property tax and insurance payments to protect our interest in loan collateral and OREO. Occupancy and FDIC expenses also increased by $362 thousand and $317 thousand, respectively, compared to the same quarter in 2013. These increases were offset by a decrease of $865 thousand in merger and integration expenses, as we incurred the majority of the merger and integrations expenses related to the PIB acquisition in the first quarter of 2013.
Noninterest expense for the nine months ended September 30, 2014 was $113.4 million, an increase of $9.9 million, or 9.7%, from $103.5 million for the same period of 2013. Salaries and employee benefits expense increased $7.3 million due to an increase in the number of full-time equivalent employees. This is partially due to the PIB and Foster acquisitions that were completed in 2013. Data processing fees and furniture and equipment expenses also increased by $1.1 million and $1.0 million, respectively, compared to the same period in 2013. The FDIC assessment increased by $868 thousand compared to the same period in 2013. Credit related expenses increased by $1.4 million primarily due to increased property tax and insurance payments to protect our interest in loan collateral and OREO, which was partially offset by a decrease in provision for uncollectible SBA receivables. These increases were offset by a decrease of $2.3 million in merger and integration expenses.
The breakdown of changes in noninterest expense by category is shown below:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$19,346	$16,535	$2,811	17.0%
Occupancy	4,722	4,360	362	8.3%
Furniture and equipment	1,916	1,728	188	10.9%
Advertising and marketing	1,535	1,393	142	10.2%
Data processing and communications	2,206	1,983	223	11.2%
Professional fees	1,567	1,440	127	8.8%
FDIC assessment	1,135	818	317	38.8%
Credit related expenses	3,531	2,646	885	33.4%
Merger and integration expenses	66	931	(865)	(92.9)%
Other	3,396	3,912	(516)	(13.2)%
Total noninterest expense	$39,420	$35,746	$3,674	10.3%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$56,428	$49,086	$7,342	15.0%
Occupancy	14,060	13,206	854	6.5%
Furniture and equipment	5,942	4,914	1,028	20.9%
Advertising and marketing	4,131	3,856	275	7.1%
Data processing and communications	6,626	5,488	1,138	20.7%
Professional fees	4,195	4,184	11	0.3%
FDIC assessment	3,238	2,370	868	36.6%
Credit related expenses	7,969	6,564	1,405	21.4%
Merger and integration expenses	290	2,621	(2,331)	(88.9)%
Other	10,555	11,161	(606)	(5.4)%
Total noninterest expense	$113,434	$103,450	$9,984	9.7%

Provision for Income Taxes
Income tax expense was $14.2 million and $15.1 million for the quarters ended September 30, 2014 and 2013, respectively. The effective income tax rates were 39.8% and 39.1% for the quarters ended September 30, 2014 and 2013, respectively. Income tax expense was $43.7 million and $41.4 million for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 39.9% and 39.4%, respectively.

Financial Condition
At September 30, 2014, our total assets were $6.93 billion, an increase of $452.6 million from $6.48 billion at December 31, 2013. The increase was principally due to a $357.8 million increase in loans receivable, net of allowance for loan losses and a $126.6 million increase in cash and cash equivalents. The increases were offset by decreases in deferred tax assets and other assets totaling $21.6 million and $12.8 million, respectively. The increase in total assets was funded primarily by a $361.7 million increase in deposits and net income of $65.9 million.
Investment Securities Portfolio
As of September 30, 2014, we had $710.6 million in available for sale securities, compared to $705.8 million at December 31, 2013. The net unrealized loss on the available for sale securities at September 30, 2014 was $2.9 million, compared to a net unrealized loss on such securities of $17.7 million at December 31, 2013. During the nine months ended September 30, 2014, $82.6 million in securities were purchased, $89.7 million in mortgage related securities were paid down and no securities were sold. During the same period last year, $169.9 million in securities were purchased, $143.6 in mortgage related securities were paid down and $6.6 million in securities were sold. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.24 years and 4.42 years at September 30, 2014 and December 31, 2013, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 4.78 years and 5.08 years at September 30, 2014 and December 31, 2013, respectively.
Loan Portfolio
As of September 30, 2014, loans receivable totaled $5.43 billion, an increase of $358.7 million from $5.07 billion at December 31, 2013. Total loan originations during the three months ended September 30, 2014 were $382.3 million, including SBA loan originations of $69.7 million, of which $40.0 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$19,203	0%	$10,039	1%
Commercial & industrial	4,211,977	77%	3,821,163	75%
Construction	86,780	2%	72,856	1%
Total real estate loans	4,317,960	79%	3,904,058	77%
Commercial business	875,808	16%	949,093	19%
Trade finance	148,116	3%	124,685	2%
Consumer and other	92,362	2%	98,507	2%
Total loans outstanding	5,434,246	100%	5,076,343	100%
Less: deferred loan fees	(1,402)		(2,167)
Loans receivable	5,432,844		5,074,176
Less: allowance for loan losses	(68,232)		(67,320)
Loans receivable, net of allowance for loan losses	$5,364,612		$5,006,856

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $54.5 million at September 30, 2014 and $66.7 million at December 31, 2013. SBA loans included in commercial and industrial real estate loans were $186.2 million at September 30, 2014 and $181.8 million at December 31, 2013.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Loan commitments	$594,985	$668,306
Standby letters of credit	41,889	44,190
Other commercial letters of credit	44,904	56,380
	$681,778	$768,876

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, were $118.8 million at September 30, 2014, compared to $97.4 million at December 31, 2013. The ratio of nonperforming assets to loans receivable and OREO was 2.18% and 1.91% at September 30, 2014 and December 31, 2013, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans (1)	$39,564	$39,154
Loans 90 days or more days past due on accrual status	—	5
Accruing restructured loans	56,061	33,904
Total nonperforming loans	95,625	73,063
OREO	23,162	24,288
Total nonperforming assets	$118,787	$97,351
Nonperforming loans to loans receivable	1.76%	1.44%
Nonperforming assets to loans receivable and OREO	2.18%	1.91%
Nonperforming assets to total assets	1.71%	1.50%
Allowance for loan losses to nonperforming loans	71.35%	92.14%
Allowance for loan losses to nonperforming assets	57.44%	69.15%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.1 million and $27.5 million as of September 30, 2014 and December 31, 2013, respectively.

Allowance for Loan Losses
The allowance for loan losses was $68.2 million at September 30, 2014, compared to $67.3 million at December 31, 2013. The allowance for loan losses was 1.26% of loans receivable at September 30, 2014 and 1.33% of loans receivable at December 31, 2013. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $130.7 million and $116.3 million as of September 30, 2014 and December 31, 2013, respectively, with specific allowances of $10.7 million and $12.7 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2014		December 31, 2013
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$131	0.19%	$25	0.04%
Real estate - commercial	48,276	70.76%	45,897	68.18%
Real estate - construction	446	0.65%	628	0.93%
Commercial business	14,182	20.78%	17,592	26.13%
Trade finance	4,651	6.82%	2,653	3.94%
Consumer and other	546	0.80%	525	0.78%
Total	$68,232	100%	$67,320	NaN

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or "ACILs") and performing loans (loans that were pass graded at the time they were acquired, or "APLs"). The activity in the ALLL for the three and nine months ended September 30, 2014 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2014	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$58,876	$5,880	$2,114	$66,870
Provision for loan losses	4,425	306	(475)	4,256
Loans charged off	(3,556)	—	(110)	(3,666)
Recoveries of loan charge offs	321	—	451	772
Balance, end of period	$60,066	$6,186	$1,980	$68,232

		Acquired Loans (2)
Nine Months Ended September 30, 2014	Legacy Loans (1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$59,978	$4,778	$2,564	$67,320
Provision for loan losses	8,199	1,408	671	10,278
Loans charged off	(9,964)	—	(1,736)	(11,700)
Recoveries of loan charge offs	1,853	—	481	2,334
Balance, end of period	$60,066	$6,186	$1,980	$68,232

Total loans outstanding	$4,719,597	$174,948	$539,701	$5,434,246
Loss coverage ratio	1.27%	3.54%	0.37%	1.26%

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
LOANS
Average loans receivable, including loans held for sale	$5,303,478	$4,588,464
Loans receivable	$5,432,844	$4,898,939
ALLOWANCE:
Balance, beginning of period	$67,320	$66,941
Less loan charge offs:
Commercial & industrial real estate	(2,351)	(8,052)
Commercial business loans	(8,484)	(3,991)
Trade finance	(767)	(26)
Consumer and other loans	(98)	(50)
Total loan charge offs	(11,700)	(12,119)
Plus loan recoveries:
Commercial & industrial real estate	322	165
Commercial business loans	1,788	1,564
Trade Finance	—	—
Consumer and other loans	224	114
Total loans recoveries	2,334	1,843
Net loan charge offs	(9,366)	(10,276)
Provision for loan losses	10,278	9,050
Balance, end of period	$68,232	$65,715
Net loan charge offs to average loans receivable, including loans held for sale*	0.24%	0.30%
Allowance for loan losses to loans receivable at end of period	1.26%	1.34%
Net loan charge offs to beginning allowance *	18.55%	20.47%
Net loan charge offs to provision for loan losses	91.13%	113.55%
* Annualized

We believe the allowance for loan losses as of September 30, 2014 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2014, deposits increased $361.7 million, or 7.0%, to $5.51 billion from $5.15 billion at December 31, 2013. The net increase in deposits is primarily due to increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts, totaled $1.74 billion at September 30, 2014 and $1.60 billion at December 31, 2013.
At September 30, 2014, 27% of total deposits were noninterest bearing demand deposits, 41% were time deposits and 32% were interest bearing demand and savings deposits. At December 31, 2013, 27% of total deposits were noninterest bearing demand deposits, 43% were time deposits, and 30% were interest bearing demand and savings deposits.
At September 30, 2014, we had $227.0 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $243.9 million and $300.0 million of such deposits at December 31, 2013, respectively. The California State Treasurer deposits had seven-month maturities with a weighted average interest rate of 0.08% at September 30, 2014 and were collateralized with securities with a carrying value of $350.1 million. The weighted average interest rate for wholesale deposits was 0.31% at September 30, 2014.
The following is a schedule of certificates of deposit maturities as of September 30, 2014:

	Balance	%
	(Dollars in thousands)
Three months or less	659,248	29.05%
Over three months through six months	538,823	23.75%
Over six months through nine months	507,802	22.38%
Over nine months through twelve months	384,143	16.93%
Over twelve months	179,043	7.89%
Total time deposits	2,269,059	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2014, we had $467.1 million of FHLB advances with average remaining maturities of 2.6 years, compared to $421.4 million with average remaining maturities of 3.1 years at December 31, 2013. The weighted average rate was 1.14% and 1.16% at September 30, 2014 and December 31, 2013, respectively.
Subordinated debentures decreased $15.3 million to $42.1 million at September 30, 2014 from $57.4 million at December 31, 2013. The decrease is due to the redemption of $15.0 million of trust preferred securities in March 2014, which were assumed upon the acquisition of Foster Bankshares. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $864.6 million at September 30, 2014, compared to $809.4 million at December 31, 2013.
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
At September 30, 2014, our Tier I capital, defined as stockholders’ equity less intangible assets was $797.1 million, compared to $751.2 million at December 31, 2013, representing an increase of $45.9 million, or 6.1%. The increase was primarily due to the increase in retained earnings from net income during the nine months ended September 30, 2014 of $65.9 million, which was partially offset by the declaration of $19.9 million of cash dividends. At September 30, 2014, the total capital to risk-weighted assets ratio was 14.93% and the Tier I capital to risk-weighted assets ratio was 13.72%. The Tier I leverage capital ratio was 11.80%.
As of September 30, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be generally categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of September 30, 2014 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$866,918	14.93%	N/A	N/A
Tier 1 risk-based capital ratio	$797,112	13.72%	N/A	N/A
Tier 1 capital to total assets	$797,112	11.80%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$853,691	14.71%	$580,330	10.00%	$273,361	4.71%
Tier 1 risk-based capital ratio	$783,886	13.51%	$348,198	6.00%	$435,688	7.51%
Tier I capital to total assets	$783,886	11.60%	$337,809	5.00%	$446,077	6.60%

	As of December 31, 2013 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$819,408	14.90%	N/A	N/A
Tier 1 risk-based capital ratio	$751,204	13.66%	N/A	N/A
Tier 1 capital to total assets	$751,204	11.97%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$807,620	14.70%	$549,471	10.00%	$258,149	4.70%
Tier 1 risk-based capital ratio	$739,416	13.46%	$329,683	6.00%	$409,733	7.46%
Tier I capital to total assets	$739,416	11.79%	$313,687	5.00%	$425,729	6.79%

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
At September 30, 2014, our total borrowing capacity from the FHLB was $1.96 billion, of which $1.49 billion was unused and available to borrow. At September 30, 2014, our total borrowing capacity from the FRB was $456.0 million, of which $456.0 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $742.1 million at September 30, 2014, compared to $647.4 million at December 31, 2013. Cash and cash equivalents, including federal funds sold, were $443.3 million at September 30, 2014, compared to $316.7 million at December 31, 2013. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2014, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	September 30, 2014		December 31, 2013
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	5.48%	(2.29)%	6.95%	(3.89)%
+ 100 basis points	2.32%	(0.97)%	3.04%	(1.62)%
- 100 basis points	(0.45)%	0.16%	(1.31)%	1.24%
- 200 basis points	(0.67)%	(1.83)%	(1.99)%	1.20%

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
may also result in material and adverse effects on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended September 30, 2014. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	November 6, 2014	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	November 6, 2014

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