Form 10-K
period 2014-12-31
BBCN BANCORP INC
filed 2015-03-02
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________
FORM 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2014, as reported on the NASDAQ Global Select Market, was approximately $1,267,925,025.
Number of shares outstanding of the Registrant’s Common Stock as of February 23, 2015: 79,508,552
Documents Incorporated by Reference: The information required in Part III, Items 10 through 14 are incorporated herein by reference to the registrant's definitive proxy statement for the 2015 annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end.

PART I
Forward-Looking Information
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” "may" or similar expressions. With respect to any such forward-looking statements BBCN Bancorp, Inc. claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. For a more detailed discussion of factors that might cause such a difference, see Item 1A, “Risk Factors”. BBCN Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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
We file reports with the Securities and Exchange Commission (the “SEC”), which include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as proxy statements and information statements in connection with our stockholders meetings and other information. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The SEC maintains a website that contains the reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov. Our website address is http://www.bbcnbank.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information and reports we file with the SEC and amendments to those reports, are available free of charge by visiting the Investor Relations section of our website. These reports are generally posted as soon as reasonably practicable after they are electronically filed with the SEC. None of the information on or hyperlinked from the Company's website is incorporated into this Annual Report on Form 10-K.

Business Overview
Our principal business activities are conducted through the Bank and primarily consist of earning interest on loans and investment securities that are funded by customer deposits and other borrowings. Operating revenues consist of the difference between interest received and interest paid, gains and losses on the sale of financial assets and fees earned for financial services provided. Interest rates are highly sensitive to many factors that are beyond our control, such as general economic conditions, new legislation affecting the banking industry and the policies of various governmental and regulatory authorities. Although our business may vary with local and national economic conditions, such variations are not generally seasonal in nature.
Through our network of 50 branches and six loan production offices, we offer commercial banking loan and deposit products to our customers, who typically are small- to medium-sized businesses and individuals in our market areas. We accept deposits and originate a variety of loans, including commercial business loans, commercial real estate loans, trade finance loans and Small Business Administration (“SBA”) loans. We offer cash management services to our business customers, which include remote deposit capture, lock box and ACH origination services. We also offer a mobile banking application for smartphones that extends convenient banking services, such as mobile deposits and bill payment, into the hands of customers at all times. To better meet our customers’ needs, our mini-market branches generally offer extended hours from 9 a.m. to 6 p.m. Most of our branches operate 24-hour automated teller machines (“ATMs”). We also offer debit card services with a rewards program to all customers. Our banking officers focus on customers to better support their banking needs. In addition, most of our branches offer travelers’ checks, safe deposit boxes and other customary bank services. Our website at www.bbcnbank.com offers internet banking services and applications in both English and Korean.

Lending Activities
Commercial Business Loans
We provide commercial loans to businesses for various purposes such as for working capital, purchasing inventory, debt refinancing, business acquisitions and other business related financing needs. Commercial loans are typically classified as (1) short-term loans (or lines of credit) or (2) long-term loans (or term loans to businesses). Short-term loans are often used to finance current assets such as inventory and accounts receivable and typically have terms of one year with interest paid monthly on the outstanding balance and the principal balance due at maturity. Long-term loans typically have terms of 5 to 7 years with principal and interest paid monthly. The credit worthiness of our borrowers is determined before a loan is originated and is periodically reviewed to ascertain whether credit quality changes have occurred. Commercial business loans are typically collateralized by the borrower’s business assets and/or real estate.
Our commercial business loan portfolio includes trade finance loans from our Corporate Banking Center, which generally serves businesses involved in international trade activities. These loans are typically collateralized by business assets and are used to meet the short-term working capital needs (accounts receivable and inventory financing) of our borrowers. The International Operations Department issues and advises on letters of credit for export and import businesses. The underwriting procedure for this type of credit is the same as for commercial business loans. We offer the following types of letters of credit to customers:

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
Small Business Administration Loans
We extend loans partially guaranteed by the SBA. We primarily extend SBA loans known as SBA 7(a) loans and SBA 504 loans. SBA 7(a) loans are typically extended for working capital needs, purchase of inventory, purchase of machinery and equipment, debt refinance, business acquisitions, start-up financing or to purchase or construct owner-occupied commercial property. SBA 7(a) loans are typically term loans with maturities up to 10 years for loans not secured by real estate and up to 25 years for real estate secured loans. SBA loans are fully amortizing with monthly payments of principal and interest. SBA 7(a) loans are typically floating rate loans that are secured by business assets and/or real estate. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount to any one small business borrower of $5.0 million and a maximum SBA guaranteed amount of $3.75 million.
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
All of our SBA loans are originated through our SBA Loan Departments. The SBA Loan Departments are staffed by loan officers who provide assistance to qualified businesses. The Bank has been designated as an SBA Preferred Lender, which is the highest designation awarded by the SBA. This designation generally facilitates a more efficient marketing and approval process for SBA loans. We have attained SBA Preferred Lender status nationwide.
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
The FHLB functions in a reserve credit capacity for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing qualifying mortgage loans and certain securities as collateral. The FHLB offers a full range of borrowing programs on its advances, with terms ranging from one day to thirty years, at competitive market rates. A prepayment penalty is usually imposed for early repayment of these advances. Information concerning FHLB advances is included in Note 8 of “Notes to Consolidated Financial Statements.”
We may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge.

Market Area and Competition
We have 50 banking offices in areas having high concentrations of Korean Americans, of which 28 are located in the Los Angeles, Orange County, Oakland and Silicon Valley (Santa Clara County) areas of California, 8 are located in the New York City metropolitan area and New Jersey, 4 are in the Seattle metropolitan area, 9 are in the Chicago metropolitan area and 1 is in Arlington, Virginia. We also have six loan production offices located in Dallas, Seattle, Atlanta, Northern California, Denver, and Annandale, Virginia. The banking and financial services industry generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of strong competition among the banks servicing the Korean-American community, changes in regulation, changes in technology and product delivery systems and consolidation among financial services companies. In addition, federal legislation may have the effect of further increasing the pace of consolidation within the financial services industry. See “Supervision and Regulation.”
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

Supervision and Regulation
General
As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. Such supervision and regulation covers substantially all of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices and permitted subsidiary investments and activities. In addition, while the Bank is not a member of the FRB, the Bank is subject to certain regulations of the FRB. We are registered with and subject to examination by the FRB as a bank holding company and are also subject to certain provisions of the California Financial Code as applicable to bank holding companies. These regulatory systems are intended primarily for the protection of depositors, the FDIC deposit insurance fund (the "DIF") and the banking system as a whole, rather than for the protection of shareholders or other investors.
The following paragraphs summarize certain of the laws and regulations that apply to us and to the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all of the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that may apply to us.
Legislation and Regulatory Developments
The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as modest recovery returned to many institutions in the banking sector. Many institutions have repaid and repurchased U.S. Treasury investments under the Troubled Asset Relief Program (“TARP”) and certain provisions of the Dodd-Frank are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank regulatory provisions included aspects of (i) the final new capital rules and (ii) the so called Volcker Rule restrictions on certain proprietary trading and investment activities.
In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.
Capital Adequacy Requirements
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules described below were effective on January 1, 2014, and are being phased in over various periods (the “New Capital Rules”). The basic capital rule changes were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.
Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2014, the Company and the Bank’s total risk-based capital ratio were, respectively,14.80% and 14.61%; their Tier 1 risk-based capital ratios were, respectively, 13.64% and 13.44%; and the Company’s leverage capital ratio was 11.62%, all of which ratios exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes. - See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.” The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to restrictions on taking brokered deposits.
New Capital Rules and Minimum Capital Returns
The federal bank regulatory agencies adopted final regulations in July 2013, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement Basel III international agreements reached by the Basel Committee. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank.
The following are among the new requirements that are phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	A minimum non-risk-based leverage ratio is set at 4.00%, eliminating a 3.00% exception for higher rated banks;

•
Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•
The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•
A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.
Management believes that, as of December 31, 2014, the Company and the Bank would meet all applicable capital requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).
Final Volcker Rule
In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. The Company and the Bank held no investment positions at December 31, 2014 which were subject to the final “Volcker Rule”. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.
Bank Holding Company Regulation
Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies, which may affect the cost of doing business, and may limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers.
A wide range of requirements and restrictions are contained in both Federal and State banking laws, which together with implementing regulatory authority:

•	Require periodic reports and such additional reports of information as the Federal Reserve may require;

•	Require bank holding companies to meet or exceed increased levels of capital (See “Capital Adequacy Requirements” below);

•	Require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank.

•
Limit on dividends payable to shareholders and restricts the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks. The Company’s ability to pay dividends on both its common and preferred stock is subject to legal and regulatory restrictions.  Substantially all of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations are derived from dividends paid by the Bank;

•
Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•
Require the prior approval of senior executive officer or director changes and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination if an institution is in “troubled condition”;

•
Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•
Require prior Federal agency approval of acquisitions and mergers with banks and consider certain competitive, management, financial, anti-money-laundering compliance, potential impact on U.S. financial stability or other factors in granting these approvals, in addition to similar California or other state banking agency approvals which may also be required.

Other Restrictions on the Company’s Activities
Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Company and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. DBO approvals may also be required for certain mergers and acquisitions.
Securities Exchange Act of 1934
The Company's common stock is publicly held and listed on the NASDAQ Stock Market (“NASDAQ”), and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of NASDAQ.
Sarbanes-Oxley Act
The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Bank Regulation
As a California commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors, and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.
Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or in subsidiaries of bank holding companies. Further, California banks may conduct certain “financial” activities permitted under GLBA in a “financial subsidiary” to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.
Enforcement Authority
The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of appropriate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•
Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which could preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•
Enter into or issue informal or formal enforcement actions, including required Board resolutions, Matters Requiring Board Attention (MRBA), written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.
Deposit Insurance
The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

Our FDIC insurance expense totaled $4.4 million for 2014. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance, which can be affected by the cost of bank failures to the FDIC among other factors. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.
Prompt Corrective Action Provisions
The FDI Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.
The prompt corrective action standards were changed when the new capital rule ratios became effective. Under the new standards, in order to be considered well-capitalized, the Bank is required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).
Dividends
It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve also discourages dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
The Bank is a legal entity that is separate and distinct from its holding company. BBCN Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of BBCN Bancorp and the ability of BBCN Bancorp to pay dividends to shareholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new capital rules may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.
The power of the board of directors of the Bank to declare a cash dividend to BBCN Bancorp is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO, in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.
Operations and Consumer Compliance Laws
The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including, but not limited to, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. Noncompliance with any of these laws could subject the Bank to compliance enforcement actions as well as lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.
These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.
Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

Employees
As of December 31, 2014, we had 915 full-time equivalent employees. None of our employees are represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

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
We have a high level of loans secured by real estate collateral. A further downturn in the real estate market may seriously impair our loan portfolio. As of December 31, 2014, approximately 80% of our loan portfolio consisted of loans secured by various types of real estate. There was a general slowdown in the economy and declines in value in the commercial real estate market in Southern California, along with high levels of unemployment. Renewed deterioration in the real estate market generally and in commercial real estate values in particular, along with high levels of unemployment, may result in additional loan charge-offs and provisions for loan losses, which may have a material and adverse effect on our net income and capital levels.
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

If we lose key employees, our business may suffer. There is intense competition for experienced and highly qualified personnel in the Korean-American banking industry. Our future success depends on the continued employment of existing senior management personnel. If we lose key employees temporarily or permanently, it may hurt our business. We may be particularly hurt if our key employees, including any of our executive officers, became employed by our competitors in the Korean-American banking industry.
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
We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business. As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our business, financial condition and results of operations.
More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be adversely affected.
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
Adverse conditions in South Korea or globally may adversely affect our business. A substantial number of our customers have economic and cultural ties to South Korea and, as a result, we are likely to feel the effects of adverse economic and political conditions there. If economic conditions in South Korea deteriorate, we may, among other things, be exposed to economic and transfer risk, and may experience an outflow of deposits by our customers with connections to South Korea. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may materially and adversely impact the recoverability of investments in or loans made to such entities. Adverse economic conditions in South Korea may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region. In addition, a general overall decline in global economic conditions may materially and adversely affect our profitability and overall results of operations
Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans. In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment. If the appraisal does not accurately reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to a decline in property value after the date of the original appraisal or defective preparation of the appraisal, we may not realize an amount equal to the indebtedness secured by the property and as a result, we may suffer losses.
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

The governmental supervision and regulations to which we are subject, which are intended primarily for the protection of depositors rather than our stockholders, may be changed at any time, and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. The Bank is subject to regulation and examination by the DBO and the FDIC and BBCN Bancorp is subject to the rules and regulations of the FRB. In addition to governmental supervision and regulation, BBCN Bank and BBCN Bancorp are subject to changes in other federal and state laws, including changes in tax laws, which may materially affect the banking industry. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth, fine us or force the bank into receivership.
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
Our principal executive offices are located at 3731 Wilshire Blvd., Suite 1000, Los Angeles, California 90010. As of December 31, 2014, we operated full-service branches at 47 leased operations and 3 owned facilities operations, and we operated Loan Production Offices at 6 leased operations. Expiration dates of our leases range from April 2015 to September 2030. We believe our present facilities are adequate for our current needs.

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

Quarters ended:	High Sales Price	Low Sales Price	Dividends
December 31, 2014	$15.07	$13.16	$0.10
September 30, 2014	$16.48	$14.26	$0.10
June 30, 2014	$17.81	$14.64	$0.075
March 31, 2014	$18.43	$14.32	$0.075
December 31, 2013	$16.91	$13.54	$0.075
September 30, 2013	$16.00	$13.05	$0.075
June 30, 2013	$14.32	$12.25	$0.05
March 31, 2013	$13.90	$11.67	$0.05

The closing price for our common stock on the NASDAQ Global Select Market on February 23, 2015 was $13.74 per share.
BBCN Bancorp’s ability to pay dividends is subject to restrictions set forth in the Delaware General Corporation Law. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (i) out of the corporation’s surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation’s net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the payment of dividends by BBCN Bancorp is subject to review and possible limitation by the FRB under its authority as regulator of bank holding companies. In general, the FRB discourages the payment of dividends on common stock in amounts exceeding a holding company’s net income available to common stockholders for the four quarters preceding a dividend payment. If we defer interest on the subordinated debentures issued in connection with our trust preferred securities, BBCN Bancorp would also be prohibited from paying any dividends on common stock or preferred stock until BBCN Bancorp is current on its interest payments.
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
COMPARATIVE CUMULATIVE TOTAL RETURN
AMONG BBCN BANCORP, NASDAQ MARKET INDEX, S&P SMALLCAP 600 INDEX,
SNL BANK & THRIFT INDEX AND, S&P 500 INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2009
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2014

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
BBCN Bancorp, Inc.	100.00	86.90	83.33	102.46	149.61	132.81
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
S&P 600 Index	100.00	126.32	127.60	148.43	209.75	221.79
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

Item 6.	SELECTED FINANCIAL DATA
The following table presents selected financial and other data of the Company as of and for each of the years in the five-year period ended December 31, 2014. The information below should be read in conjunction with, and is qualified in its entirety by: the more detailed information included elsewhere herein, including our Audited Consolidated Financial Statements and Notes thereto.

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$302,657	$283,073	$267,885	$161,895	$150,436
Interest expense	36,060	30,018	29,647	32,077	42,052
Net interest income	266,597	253,055	238,238	129,818	108,384
Provision for loan losses	12,638	20,000	19,104	27,939	84,630
Net interest income after provision for loan losses	253,959	233,055	219,134	101,879	23,754
Noninterest income	45,007	42,713	39,390	23,130	24,481
Noninterest expense	152,444	141,614	120,891	82,234	63,374
Income before income tax provision (benefit)	146,522	134,154	137,633	42,775	(15,139)
Income tax provision (benefit)	57,907	52,399	54,410	15,660	(7,900)
Net income (loss)	$88,615	$81,755	$83,223	$27,115	$(7,239)
Dividends and discount accretion on preferred stock	—	—	(5,640)	(4,568)	(4,291)
Net income (loss) available to common stockholders	$88,615	$81,755	$77,583	$22,547	$(11,530)
Per Common Share Data:
Earnings (loss)—basic	$1.11	$1.03	$0.99	$0.53	$(0.30)
Earnings (loss)—diluted	$1.11	$1.03	$0.99	$0.53	$(0.30)
Book value (period end, excluding preferred stock and warrants)	$11.10	$10.18	$9.62	$8.64	$7.69
Cash dividends declared per common share	$0.35	$0.25	$0.05	$—	$—
Number of common shares outstanding (period end)	79,503,552	79,441,525	78,041,511	77,984,252	37,983,027
Balance Sheet Data—At Period End:
Assets	$7,140,330	$6,475,199	$5,640,661	$5,166,604	$2,963,296
Securities available for sale	$796,523	$705,751	$704,403	$740,920	$528,262
Loans receivable, net of unearned loan fees and discounts (excludes loans held for sale)	$5,567,207	$5,074,176	$4,296,252	$3,738,826	$2,147,745
Deposits	$5,693,452	$5,148,057	$4,384,035	$3,940,892	$2,176,114
FHLB advances	$480,975	$421,352	$420,722	$344,402	$350,000
Subordinated debentures	$42,158	$57,410	$41,846	$52,102	$39,268
Stockholders’ equity	$882,773	$809,374	$751,104	$795,939	$358,563
Average Balance Sheet Data:
Assets	$6,830,244	$6,042,674	$5,228,557	$3,168,124	$3,007,294
Securities available for sale	$717,775	$703,812	$694,719	$520,460	$516,460
Gross loans, including loans held for sale	$5,355,243	$4,692,089	$3,974,626	$2,352,253	$2,173,840
Deposits	$5,439,920	$4,739,261	$3,989,401	$2,360,786	$2,213,940
Stockholders’ equity	$848,443	$788,570	$775,718	$414,768	$364,159
Selected Performance Ratios:
Return on average assets(1)	1.30%	1.35%	1.59%	0.86%	(0.24)%
Return on average stockholders’ equity(2)	10.44%	10.37%	10.73%	6.54%	(1.99)%
Average stockholders’ equity to average assets	12.42%	13.05%	14.84%	13.09%	12.11%
Dividend payout ratio (dividends per share/earnings per share)	31.53%	24.27%	5.05%	0.00%	0.00%
Net interest spread(3)	3.88%	4.23%	4.59%	3.92%	3.35%
Net interest margin(4)	4.13%	4.46%	4.88%	4.29%	3.75%
Yield on interest earning assets(5)	4.68%	4.99%	5.48%	5.35%	5.21%
Cost of interest bearing liabilities(6)	0.80%	0.76%	0.89%	1.43%	1.86%
Efficiency ratio(7)	48.92%	47.88%	43.54%	53.77%	47.70%

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Regulatory Capital Ratios:
BBCN Bancorp:
Leverage	11.62%	11.97%	12.76%	19.81%	12.61%
Tier 1 risk-based	13.64%	13.66%	14.91%	18.15%	16.42%
Total risk-based	14.80%	14.90%	16.16%	19.41%	17.69%
BBCN Bank:
Leverage	11.45%	11.79%	12.38%	18.13%	12.27%
Tier I risk-based	13.44%	13.46%	14.47%	16.62%	16.00%
Total risk-based	14.61%	14.70%	15.73%	17.88%	17.27%
Asset Quality Data:
Nonaccrual loans	$46,352	$39,154	$29,653	$32,291	$43,803
Loans 90 days or more past due and still accruing (8)	361	5	—	6	—
Restructured loans (accruing)	57,128	33,903	29,849	18,776	35,103
Total nonperforming loans	103,841	73,062	59,502	51,073	78,906
Other real estate owned	21,938	24,288	2,698	7,624	1,581
Total nonperforming assets	$125,779	$97,350	$62,200	$58,697	$80,487
Asset Quality Ratios:
Nonaccrual loans to loans receivable	0.83%	0.77%	0.69%	0.86%	2.04%
Nonperforming loans to loans receivable	1.87%	1.44%	1.38%	1.37%	3.67%
Nonperforming assets to total assets	1.76%	1.50%	1.10%	1.14%	2.72%
Nonperforming assets to loans receivable and other real estate owned	2.25%	1.91%	1.45%	1.57%	3.74%
Allowance for loan losses to loans receivable	1.22%	1.33%	1.56%	1.66%	2.90%
Allowance for loan losses to nonaccrual loans	146.18%	171.94%	225.75%	191.86%	142.27%
Allowance for loan losses to nonperforming loans	65.25%	92.14%	112.50%	121.30%	78.98%
Allowance for loan losses to nonperforming assets	53.87%	69.15%	107.62%	105.55%	77.43%
Net charge-offs to average gross loans	0.23%	0.42%	0.36%	1.20%	3.76%

(1)	Net income (loss) divided by the average assets

(2)	Net income (loss) divided by the average stockholders’ equity

(3)	Difference between the average yield earned on interest earning assets and the average rate paid on interest bearing liabilities

(4)	Net interest income expressed as a percentage of average interest earning assets

(5)	Interest income divided by the average interest earning assets

(6)	Interest expense divided by the average interest bearing liabilities

(7)	Noninterest expense divided by the sum of net interest income plus noninterest income

(8)	Excludes acquired credit impaired loans totaling $30.4 million, $43.8 million, $17.7 million, $23.9 million, and $0 as of December 31, 2014, December 31, 2013, 2012, 2011, and 2010, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
We offer a full range of commercial banking and consumer deposit products through BBCN Bank. We now have 50 banking offices in California, the New York City, Chicago and Seattle metropolitan areas, New Jersey and Virginia. We have six loan production offices located in the Atlanta, Dallas, Seattle, Northern California and Denver markets, and Virginia. We offer our banking services through our network of banking offices and loan production offices to our customers who typically are small- to medium-sized businesses in our market areas. We accept deposits and originate a variety of loans including commercial business loans, commercial real estate loans, trade finance, SBA loans, and consumer loans.
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
Investment Securities
The fair values of investment securities are generally determined by quoted market prices obtained from independent external brokers or external pricing services providers who have experience in valuing these securities. We perform a monthly analysis on the broker quotes received from third parties to assess whether the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies as well as independent auditors' reports from the third party regarding its controls over valuation of financial instruments, review of pricing trends and monitoring of trading volumes. We also compare the market prices obtained from one source to another reputable independent external brokers or independent external pricing service providers for the reasonableness of the initial market prices obtained on a quarterly basis. We did not adjust any of the prices provided to us by the independent pricing services at December 31, 2014 or 2013.
We evaluate securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than cost, and our intention to sell, or whether it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. We do not believe that we had any investment securities available for sale with unrealized losses that would be deemed to be other-than-temporarily impaired as of December 31, 2014. Investment securities are discussed in more detail under “Financial Condition—Investment Securities Portfolios” below.
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
FDIC Loss Share Receivable
In conjunction with the FDIC-assisted acquisition of Innovative Bank, we entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. We elected to account for amounts receivable under the loss sharing agreement with the FDIC as a FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss sharing agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into other income over the life of the FDIC loss share receivable.
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
Goodwill
We test goodwill for impairment annually. Before applying the two-step goodwill impairment test, in accordance with Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, we make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weighting that is most representative of fair value. Based on our qualitative assessment, we were not required to perform the two-step impairment test as of December 31, 2014.
Income Taxes
The provision for income taxes is based on income reported for financial statement purposes, and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes. Taxes are discussed in more detail in Note 10 to our Consolidated Financial Statements presented elsewhere herein. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. We account for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and taxable income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.
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
Impact of Acquisitions
The comparability of our operating results is affected by acquisitions. We completed the following acquisitions during the three years ended December 31, 2014: Pacific International Bancorp ($183.6 million in assets), which was acquired in February 2013 and Foster Bancshares ($350.0 million in assets), which was acquired in August 2013. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.
Net Income Available to Common Stockholders
Our net income available to common stockholders was $88.6 million for 2014 compared to $81.8 million for 2013 and $77.6 million for 2012. Our earnings per common share based on fully diluted shares were $1.11, $1.03 and $0.99 for 2014, 2013 and 2012, respectively. The return on average assets was 1.30%, 1.35% and 1.59% and the return on average stockholders’ equity was 10.44%, 10.37% and 10.73% for 2014, 2013 and 2012, respectively.
The increase in net income for 2014 compared to 2013 was primarily due to increases in net interest income and noninterest income and a decrease in the provision for loan losses. The increases were partially offset by an increase in noninterest expense and income tax provision. The decrease in net income for 2013 compared to 2012 was primarily due to an increase in noninterest expense which was offset by an increase in net interest income and an increase in noninterest income.
Operations Summary

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2014	Amount	%	2013	Amount	%	2012
Interest income	$302,657	$19,584	7%	$283,073	$15,188	6%	$267,885
Interest expense	36,060	6,042	20%	30,018	371	1%	29,647
Net interest income	266,597	13,542	5%	253,055	14,817	6%	238,238
Provision for loan losses	12,638	(7,362)	(37)%	20,000	896	5%	19,104
Noninterest income	45,007	2,294	5%	42,713	3,323	8%	39,390
Noninterest expense	152,444	10,830	8%	141,614	20,723	17%	120,891
Income before income tax provision	146,522	12,368	9%	134,154	(3,479)	(3)%	137,633
Income tax provision	57,907	5,508	11%	52,399	(2,011)	(4)%	54,410
Net income	88,615	6,860	8%	81,755	(1,468)	(2)%	83,223
Dividends and discount accretion on preferred stock	—	—	—%	—	5,640	(100)%	(5,640)
Net income available to common shareholders	$88,615	$6,860	8%	$81,755	$4,172	5%	$77,583

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
Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other competitive factors. These factors are in turn affected by general economic conditions and other factors including those beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the FRB. The table below presents the weighted average yield on each category of interest earning assets, the average rate paid on each category of interest bearing liabilities, and the resulting net interest spread and net interest margin for each year in the three-year period ended December 31, 2014.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
INTEREST EARNING ASSETS:
Loans(1)(2)(3)	$5,355,243	$283,817	5.30%	$4,692,089	$266,684	5.68%	$3,974,626	$250,583	6.30%
Securities(3)	717,775	16,144	2.25%	703,812	14,726	2.09%	694,719	16,480	2.37%
Other investments	385,298	2,676	0.68%	276,109	1,663	0.59%	205,743	744	0.36%
Federal funds sold	3,342	20	0.60%	—	—	NA	11,342	78	0.68%
Total interest earning assets	6,461,658	302,657	4.68%	5,672,010	283,073	4.99%	4,886,430	267,885	5.48%
Noninterest earning assets:
Cash and due from banks	90,978			94,914			74,605
Premises and equipment, net	31,292			26,140			21,894
Accrued interest receivable	12,973			12,455			12,029
Intangible assets	109,969			107,944			93,564
Other assets	123,374			129,211			140,035
Total noninterest earning assets	368,586			370,664			342,127
Total assets	$6,830,244			$6,042,674			$5,228,557
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,514,386	10,270	0.68%	$1,289,082	7,818	0.61%	$1,191,548	7,566	0.63%
Savings	206,667	2,095	1.01%	200,735	2,800	1.39%	187,301	3,364	1.80%
Time certificates	2,270,726	16,813	0.74%	1,988,848	12,703	0.64%	1,543,550	10,425	0.68%
FHLB advances	452,923	5,245	1.16%	421,729	4,899	1.16%	374,938	6,229	1.66%
Other borrowings	43,459	1,637	3.72%	47,678	1,798	3.72%	44,535	2,064	4.56%
Total interest bearing liabilities	4,488,161	36,060	0.80%	3,948,072	30,018	0.76%	3,341,872	29,648	0.89%
Noninterest bearing liabilities and equity
Demand deposits	1,448,141			1,260,596			1,072,631
Other liabilities	45,499			45,436			38,336
Stockholders’ equity	848,443			788,570			775,718
Total liabilities and stockholders’ equity	$6,830,244			$6,042,674			$5,228,557
NET INTEREST INCOME AND YIELD:
Net interest income		$266,597			$253,055			$238,237
Net interest margin			4.13%			4.46%			4.88%
Net interest margin, excluding nonaccrual interest			4.13%			4.47%			4.90%
Net interest margin, excluding nonaccrual interest and loan prepayment fee income			4.10%			4.44%			4.88%
Net interest spread(4)			3.88%			4.23%			4.59%
Net interest spread(5)			4.08%			4.41%			4.81%
Cost of funds(6)			0.61%			0.58%			0.67%

(1) Interest income on loans includes accretion of net deferred loan origination fees and costs, prepayment fees received on loan pay-offs and accretion of discounts on acquired loans. See the table below for detail. The average balance of loans is net of deferred loan origination fees and costs.

Year ended December 31,	Net Loan Origination Fees	Loan Prepayment Fee Income	Interest Reversed for Nonaccrual Loans, Net of Income Recognized	Accretion of Discounts on Acquired Loans
	(In thousands)
2014	$1,523	$1,566	$(26)	$23,398
2013	$1,263	$1,485	$(274)	$27,462
2012	$2,171	$746	$(998)	$23,253

(2) Average balances of loans are net of deferred loan origination fees and costs and include nonaccrual loans and loans held for sale.
(3) Interest income and yields are not presented on a tax-equivalent basis.
(4) Interest on interest earning assets minus interest on interest bearing liabilities
(5) Interest on interest earning assets minus interest on interest bearing liabilities and noninterest bearing deposits
(6) Interest on interest bearing liabilities and noninterest bearing deposits

	Year Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
	Net Increase (Decrease)	Change due to		Net Increase (Decrease)	Change due to
		Rate	Volume		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$17,133	$(18,836)	$35,969	$16,101	$(26,143)	$42,244
Interest on other investments	1,033	279	754	919	594	325
Interest on securities	1,418	1,121	297	$(1,754)	$(1,945)	$191
Interest on federal funds sold	—	—	—	(78)	—	(78)
TOTAL INTEREST INCOME	$19,584	$(17,436)	$37,020	$15,188	$(27,494)	$42,682
INTEREST EXPENSE:
Interest on demand deposits	$2,452	$989	$1,463	$253	$(280)	$533
Interest on savings	(705)	(786)	81	(564)	(802)	238
Interest on time certificates of deposit	4,111	2,176	1,935	$2,278	$(639)	$2,917
Interest on FHLB advances	347	(14)	361	(4,431)	(4,255)	(176)
Interest on other borrowings	(161)	(4)	(157)	$2,835	$1,838	$997
TOTAL INTEREST EXPENSE	$6,044	$2,361	$3,683	$371	$(4,138)	$4,509
NET INTEREST INCOME	$13,540	$(19,797)	$33,337	$14,817	$(23,356)	$38,173

Net Interest Income and Net Interest Margin
Net interest income was $266.6 million for 2014, compared to $253.1 million for 2013 and $238.2 million for 2012. The net interest margin was 4.13% for 2014 compared to 4.46% for 2013 and 4.88% for 2012. Interest income reversed for nonaccrual loans, net of income recognized, was $26 thousand for 2014, compared to $274 thousand for 2013 and $998 million for 2012. Excluding this effect, the net interest margin for 2014, 2013 and 2012 was 4.13%, 4.47% and 4.90%, respectively.
Comparison of 2014 with 2013
Net interest income increased $13.5 million, or 5%, during 2014. The increase resulted from an increase in interest earning assets. The growth in interest earning assets was partially offset by decreasing yields on the interest earning assets throughout the period.

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
Interest Income
Interest income was $302.7 million for 2014, compared to $283.1 million for 2013 and $267.9 million for 2012. The yield on average interest earning assets was 4.68% for 2014, compared to 4.99% for 2013 and 5.48% for 2012.
Comparison of 2014 with 2013
The increase in interest income of $19.6 million, or 7%, for 2014 compared to 2013 was primarily due to the increase in average interest earning assets as a result of the net growth in loans receivable. The average balances of gross loans increased by $789.6 million during the year, resulting in an increase in interest income of $37.0 million. In addition, the increase in interest income for the year ended December 31, 2014 was attributable to $23.4 million of loan interest income resulting from the accretion of discounts on acquired loans. This increase was offset by a $18.8 million decrease due to a decreasing interest rate environment along with higher customer demand for fixed rate loans.
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
Interest Expense
Deposits
Interest expense on deposits was $29.2 million for 2014 compared to $23.3 million for 2013 and $21.4 million for 2012. The average cost of deposits was 0.54% for 2014, compared to 0.49% for 2013 and 0.54% for 2012. The average cost of interest bearing deposits was 0.73%, compared to 0.67% for 2013 and 0.73% for 2012.

Comparison of 2014 with 2013
The increase in interest expense on total deposits of $5.8 million, or 25%, for 2014, compared to 2013 was due to an increase in interest bearing deposits and also a slight change in the deposit mix. Noninterest bearing deposits accounted for 27.0% of total deposits at December 31, 2014, compared to 27.2% at December 31, 2013. There was also an increase in money market deposits, increasing up to 29.2% of the total deposit portfolio compared to 26.7& in 2013.
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
Average FHLB advances were $452.9 million in 2014, compared to $421.7 million in 2013 and $374.9 million in 2012. Interest expense on FHLB advances was $5.2 million for 2014, compared to $4.9 million for 2013 and $6.2 million for 2012. The average cost of FHLB advances was 1.16% for 2014, compared to 1.16% for 2013 and 1.66% for 2012. The decrease in the average cost of FHLB advances in 2014 was primarily due to the replacement of maturing borrowings with lower rate advances.

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
Comparison of 2014 with 2013
The provision for loan losses was $12.6 million for 2014, a decrease of $7.4 million, or 37%, from $20.0 million for 2013. The provision for loan losses for 2014 reflects growth in the loan portfolio and a decreasing trend net charge offs, which decreased by $7.4 million during the year.
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
Noninterest Income
Noninterest income was $45.0 million for 2014, compared to $42.7 million for 2013 and $39.4 million for 2012.
Comparison of 2014 with 2013
The increase in noninterest income for 2014 over 2013 primarily reflected increases in net gains on sales of SBA loans and other income and fees. These increases were offset by a decrease in net gains on sales of securities available for sale.
Net gains on sales of SBA loans increased by $1.7 million, or 14%, to $13.2 million in 2014 from $11.5 million in 2013 primarily due to a steady increase in SBA loan production throughout the year. SBA loans sold during the year increased by $21.9 million, up to $150.1 million in 2014 compared to $128.2 million in 2013.
Other income and fees increased by $1.0 million, or 17% during the year. The increase in other income and fees are comprised of increases in earnings on bank owned life insurance, miscellaneous income items from properties classified as other real estate owned, and other loan processing fees collected.
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
Service charges on deposit accounts increased $372 thousand, or 3%, to $12.8 million in 2013 from $12.5 million in 2012 primarily due to increases of $163 thousand in non-sufficient funds charges and $249 thousand of monthly service and customer analysis charges due to an increased volume of deposit accounts from the acquisitions.
Net gains on sales of securities available for sale decreased as we recorded net gains of $54 thousand compared to $895 thousand during the prior year.
A breakdown of noninterest income by category is shown below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2014	Amount	%	2013	Amount	%	2012
Noninterest Income:
Service charges on deposit accounts	$13,686	$848	7%	$12,838	$372	3%	$12,466
International service fees	3,929	(987)	(20)%	4,916	(122)	(2)%	5,038
Loan servicing fees, net	3,228	(727)	(18)%	3,955	(157)	(4)%	4,112
Wire transfer fees	3,568	(11)	—%	3,579	329	10%	3,250
Other income and fees	6,909	1,013	17%	5,896	437	8%	5,459
Net gains on sales of SBA loans	13,174	1,659	14%	11,515	3,335	41%	8,180
Net gains on sales of other loans	—	(62)	(100)%	62	(90)	(59)%	152
Net gains on sales and calls of securities available for sale	—	(54)	(100)%	54	(895)	(94)%	949
Net gains (losses) on sales of OREO	513	513	—%	—	251	(100)%	(251)
Net valuation gains (losses) on interest rate swaps	—	102	(100)%	(102)	(137)	(391)%	35
Total noninterest income	$45,007	$2,294	5%	$42,713	$3,323	8%	$39,390

Noninterest Expense
Noninterest expense was $152.4 million for 2014, compared to $141.6 million for 2013 and $120.9 million for 2012. The increases were $10.8 million, or 8%, for 2014 as compared to 2013 and $20.7 million, or 17%, for 2013 as compared to 2012.
Comparison of 2014 with 2013
The increase in noninterest expense for 2014 over 2013 primarily reflected increases in salaries and employee benefits, occupancy expense, furniture and equipment and credit related expenses.
Salaries and employee benefits amounted to $75.7 million for 2014, an increase of $8.9 million, or 13%, compared to $66.8 million for 2013. We incurred a full year of salary expenses in 2014 compared to a partial year of salary expenses in 2013 related to our acquisitions of PIB and Foster in the prior year. In addition, the number of full-time equivalent employees increased to 915 at December 31, 2014 from 835 as of December 31, 2013. The result was an increase in salary expense by $6.5 million during the year. Employee benefit expenses also increased by a total of $2.4 million. These expenses were comprised mainly of group insurance expenses and 401(k) plan employer contributions.
Our occupancy expense increased $1.5 million, or 8%, to $19.1 million for 2014, compared to $17.7 million for 2013. The increase is primarily due to an increase in the number of branches from our acquisitions in 2013 and is also due to several branch openings and relocations throughout the year. Lease expenses and other occupancy costs such as utilities related to our branches increased by a total of $1.6 million during the year. Occupancy expense were also comprised of property taxes which decreased by $416 thousand during the year.
Furniture and equipment expense increased $1.3 million, or 19%, to $8.1 million for 2014, compared to $6.8 million in 2013. These expenses were comprised primarily of depreciation expense and building and equipment maintenance costs. Depreciation for furniture and equipment increased by $916 thousand primarily due to increases in fixed assets for our branches. Maintenance costs for hardware equipment and software increased by $423 thousand during the year.
Credit related expenses increased $2.0 million, or 23%, to $11.0 million for 2014, compared to $8.9 million in 2013. The allowance for unused lines of credit and uncollected escrow advances increased during the year, resulting in a $1.9 million additional provision compared to 2013. OREO and loans held for sale valuation expenses also increased by a total of $1.0 million during the year.
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
A breakdown of noninterest expense by category is provided below:

	Year Ended December 31,
		Increase (Decrease)			Increase (Decrease)
(Dollars in thousands)	2014	Amount	%	2013	Amount	%	2012
Noninterest Expense:
Salaries and employee benefits	$75,701	$8,896	13%	$66,805	$10,314	18%	$56,491
Occupancy	19,130	1,454	8%	17,676	2,045	13%	15,631
Furniture and equipment	8,132	1,323	19%	6,809	1,146	20%	5,663
Advertising and marketing	5,426	242	5%	5,184	108	2%	5,076
Data processing and communications	8,896	1,301	17%	7,595	1,231	19%	6,364
Professional fees	5,882	688	13%	5,194	1,312	34%	3,882
FDIC assessment	4,353	1,044	32%	3,309	867	36%	2,442
Credit related expense	10,966	2,071	23%	8,895	(115)	(1)%	9,010
Merger and integration expense	322	(4,839)	(94)%	5,161	1,352	35%	3,809
Prepayment charge on retirement of debt	0	(2)	100%	2	(459)	100%	461
Other	13,636	(1,348)	(9)%	14,984	2,922	24%	12,062
Total noninterest expense:	$152,444	$10,830	8%	$141,614	$20,723	17%	$120,891

Income Tax Provision
The provision for income taxes for 2014 was $57.9 million compared to $52.4 million in 2013 and $54.4 million in 2012. The effective income tax rate was 40% for 2014 compared to 39% for 2013 and 40% for 2012. See Note 10 of Notes to Consolidated Financial Statements for more detailed information on Income taxes.

Financial Condition
Our total assets were $7.14 billion at December 31, 2014 compared to $6.48 billion at December 31, 2013, an increase of $665.1 million, or 10%. The increase in total assets is comprised mainly of increases in net loans receivable of $490.5 million, securities available for sale of $90.8 million, and cash and cash equivalents of $145.5 million which were partially offset by decreases in deferred tax asset of $26.3 million, loans held for sale of $15.8 million, other assets of $13.1 million, customers' liabilities on acceptances of $3.7 million, and other real estate owned of $2.4 million.
Loan Portfolio

We offer various products designed to meet the credit needs of our borrowers. Our lending activities primarily consist of commercial real estate loans, commercial business loans and trade finance loans. Gross loan receivable rose by $491.0 million to $5.6 billion at December 31, 2014 from $5.1 billion at December 31, 2013.
During 2014, new loans originated were $1.3 billion, compared to $1.1 billion for 2013. Loan growth remained concentrated in commercial real estate loans. The rates of interest charged on adjustable rate loans are set at specified spreads based on the prime lending rate and vary as the prime lending rate varies. Approximately 48% of our total loans were adjustable rate loans at December 31, 2014, compared to 52% at December 31, 2013. Approximately 48% of new loan originations were fixed rate loans for 2014 compared to 59% for 2013.
With certain exceptions, we are permitted under applicable law to make unsecured loans to single borrowers (including certain related persons and entities) in aggregate amounts of up to 15% of the sum of our total capital and our allowance for loan losses (as defined for regulatory purposes) and certain capital notes and debentures issued by us, if any. As of December 31, 2014, our lending limit was approximately $130.4 million per borrower for unsecured loans. For lending limit purposes, a secured loan is defined as a loan secured by collateral having a current fair value of at least 100% of the amount of the loan or extension of credit at all times and satisfying certain other requirements. In addition to unsecured loans, we are permitted to make such collateral-secured loans in an additional amount up to 10% (for a total of 25%) of our total capital and the allowance for loan losses for a total limit of approximately $217.3 million to one borrower. The largest aggregate amount of loans that the Bank had outstanding to any one borrower and related entities was $64.6 million, which were performing as agreed at December 31, 2014.

The following table shows the composition of our loan portfolio by type of loan on the dates indicated:

	December 31,
(Dollars in thousands)	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loan portfolio composition:
Real estate loans:
Residential	$21,415	0%	$10,039	0%	$9,247	0%	$2,043	0%	$2,263	0%
Commercial	4,324,349	78%	3,821,163	75%	3,100,466	72%	2,631,880	70%	1,525,687	71%
Construction	94,086	2%	72,856	2%	65,045	2%	44,756	1%	46,900	2%
Total real estate loans	4,439,850	80%	3,904,058	77%	3,174,758	74%	2,678,679	71%	1,574,850	73%
Commercial business	903,621	16%	949,093	19%	921,556	21%	849,576	23%	504,458	23%
Trade finance	134,762	2%	124,685	2%	152,070	4%	146,684	4%	57,430	3%
Consumer and other	89,849	2%	98,507	2%	49,954	1%	66,631	2%	13,268	1%
Total loans outstanding	5,568,082	100%	5,076,343	100%	4,298,338	100%	3,741,570	100%	2,150,006	100%
Less: deferred loan fees	(2,890)		(2,168)		(2,086)		(2,744)		(2,261)
Gross loans receivable	5,565,192		5,074,175		4,296,252		3,738,826		2,147,745
Less: allowance for loan losses	(67,758)		(67,320)		(66,941)		(61,952)		(62,320)
Loans receivable, net	$5,497,434		$5,006,855		$4,229,311		$3,676,874		$2,085,425

Real Estate Loans
Our real estate loans consist primarily of loans secured by deeds of trust on commercial real estate, including SBA loans secured by commercial real estate. It is our general policy to restrict commercial real estate loan amounts to 75% of the appraised value of the property at the time of loan funding. We offer both fixed and floating interest rate loans. The maturities on such loans are generally up to seven years (with payments determined on the basis of principal amortization schedules of up to 25 years and a balloon payment due at maturity). Residential real estate loans comprise less than 1% of the total loan portfolio. This pool of residential real estate loans is made up of loans acquired from PIB and Foster and loans funded in prior years that are still being serviced by the Bank. Construction loans are also a small portion of the total real estate portfolio, comprising approximately 1.7% of total loans outstanding. Total real estate loans, consisting primarily of commercial real estate loans, increased $535.8 million or, 12.1%, to $4.4 billion at December 31, 2014 from $3.9 billion at December 31, 2013.
Other Loans
Commercial business loans include term loans to businesses, lines of credit, trade finance facilities, and SBA loans. Business term loans are generally provided to finance business acquisitions, working capital and/or equipment purchases. Lines of credit are generally provided to finance short-term working capital needs. Trade finance facilities are generally provided to finance import and export activities. SBA loans are provided to small businesses under the U.S. SBA guarantee program. Short-term credit facilities (payable within one year) typically provide for periodic interest payments, with principal payable at maturity. Term loans (usually 5 to 7 years) normally provide for monthly payments of both principal and interest. SBA commercial loans usually have a longer maturity (7 to 10 years). These credits are regularly reviewed on a periodic basis, and most loans are secured by business assets and/or real estate. During 2014, commercial business loans decreased by $45.5 million, or 5%, to $903.6 million at December 31, 2014 from $949.1 million at December 31, 2013 primarily due to loan payoffs and paydowns. Consumer loans comprise 2% of the total loan portfolio. Most of our consumer loan portfolio consists of automobile loans, home equity lines and loans, and signature (unsecured) lines of credit and loans.
We provide lines of credit to business customers usually on an annual renewal basis. We normally do not make loan commitments in material amounts for periods in excess of one year.
The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Commitments to extend credit	$586,714	$668,306	$690,917	$458,096	$205,752
Standby letters of credit	41,987	44,190	39,176	29,028	9,777
Other commercial letters of credit	37,439	56,380	51,257	49,457	30,180
	$666,140	$768,876	$781,350	$536,581	$245,709

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
Nonperforming assets were $125.8 million at December 31, 2014, compared to $97.4 million at December 31, 2013. The increase in nonperforming assets in 2014 was primarily due to increases of $7.2 million in nonaccrual loans, $23.2 million in restructured loans and offset by a decrease in OREO by $2.4 million. The following table illustrates the composition of nonperforming assets as of the dates indicated:

	December 31,
(In thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$46,353	$39,154	$29,653	$32,291	$43,803
Loans past due 90 days or more, still accruing	361	5	—	6	—
Accruing restructured loans	57,128	33,904	29,849	18,776	35,103
Total nonperforming loans	$103,842	$73,063	$59,502	$51,073	$78,906
Other real estate owned	21,938	24,288	2,698	7,624	1,581
Total nonperforming assets	$125,780	$97,351	$62,200	$58,697	$80,487
We did not have any commitments to extend additional credit on restructured loans as of December 31, 2014 or 2013.
Maturity and Repricing of Loans
The following table illustrates the maturity distribution and repricing intervals of loans outstanding as of December 31, 2014.

	December 31, 2014
	Loans Maturing and repricing
(Dollars in thousands)
	Within One Year	Between One and Five Years	After Five Years	Total Loans Outstanding
Real estate loans:
Residential	$6,154	$11,500	$3,761	$21,415
Commercial	285,958	2,608,064	1,430,327	4,324,349
Construction	77,681	16,405	—	94,086
Total real estate loans	369,793	2,635,969	1,434,088	4,439,850
Commercial business loans	341,848	386,328	175,445	903,621
Trade finance loans	134,662	100	—	134,762
Consumer loans	24,617	31,738	33,494	89,849
Total	$870,920	$3,054,135	$1,643,027	$5,568,082

Concentrations
Our lending activities are predominately in California, New Jersey and the New York City, Chicago and Seattle metropolitan areas. At December 31, 2014, California represented 74.9% of the total loans outstanding and New York and New Jersey represented 16.3%. The remaining 8.8% of total loans outstanding represented other states. Although we have a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Within the Southern California market, most of our business activity is with customers located within Los Angeles County (65.1%). Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Los Angeles County area. Within our commercial real estate loan portfolio, the largest industry concentrations are retail building (20.7%), hotel/motel (20.0%), gas stations (13.6%), and industrial & warehouse (9.2%). Within our commercial and industrial loan portfolio, the largest industry concentrations are wholesalers (36.6%), retail trade (21.6%), and manufacturing (10.1%).
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
The allowance for loan losses was $67.8 million at December 31, 2014, compared to $67.3 million at December 31, 2013. We recorded provisions for loan losses of $12.6 million in 2014, compared to $20.0 million in 2013 and $19.1 million in 2012. During 2014, we charged off $17.8 million in loans outstanding and recovered $5.6 million in loans previously charged off. Total Criticized Loans at December 31, 2014 were $346.4 million compared to $355.9 million at December 31, 2013. The allowance for loan losses was 1.22% of gross loans at December 31, 2014, compared to 1.33% at December 31, 2013. The decrease in this ratio was primarily due to increases in loans receivable and decreases in the specific allowances related to impaired loans.

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
Impaired loans as defined by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan, totaled $127.1 million and $116.3 million, respectively, as of December 31, 2014 and December 31, 2013, with specific allowances of $10.9 million and $12.7 million, respectively. The MLC, and Directors Loan Committee and the Management ALLL Committee of the Bank review the adequacy of the allowance for loan losses at least quarterly. Based upon these evaluations, and internal and external reviews of the overall quality of our loan portfolio, we believe that the allowance for loan losses was adequate to absorb estimated probable incurred losses inherent in the loan portfolio as of December 31, 2014. However, no assurances can be given that the Bank will not experience further losses in excess of the allowance, which may require additional future provisions for loan losses.

The following table illustrates total delinquent loans as of the dates indicated:

DELINQUENT LOANS BY TYPE	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
	(In thousands)
Real estate—Residential	$—	$—	$—	$36	$46
Real estate—Commercial	34,051	35,492	25,502	26,985	21,016
Real estate—Construction	1,521	—	—	128	8,547
Commercial business	12,875	11,366	8,421	15,038	17,530
Trade finance	3,194	1,031	869	117	469
Consumer and other	1,211	1,364	1,275	1,227	491
Total Delinquent Loans	$52,852	$49,253	$36,067	$43,531	$48,099
Nonaccrual loans included above	$46,353	$39,154	$29,653	$32,291	$43,803

	As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Nonaccrual loans (2)	Total Delinquent loans
Legacy Loans	(In Thousands)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	201	351	—	552	4,586	5,138
Hotel & Motel	299	—	—	299	2,336	2,635
Gas Station & Car Wash	—	—	—	—	2,105	2,105
Mixed Use	437	—	—	437	930	1,367
Industrial & Warehouse	—	208	—	208	2,335	2,543
Other	455	524	—	979	2,150	3,129
Real estate—Construction	—	—	—	—	1,521	1,521
Commercial business	655	729	—	1,384	9,640	11,024
Trade finance	—	—	—	—	3,194	3,194
Consumer and other	36	—	—	36	18	54
Subtotal	$2,083	$1,812	$—	$3,895	$28,815	$32,710
Acquired Loans(1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,402	—	—	1,402	2,792	4,194
Hotel & Motel	—	—	—	—	5,591	5,591
Gas Station & Car Wash	—	—	—	—	736	736
Mixed Use	345	—	—	345	352	697
Industrial & Warehouse	—	—	361	361	1,185	1,546
Other	—	—	—	—	4,370	4,370
Real estate—Construction	—	—	—	—	—	—
Commercial business	36	347	—	383	1,468	1,851
Trade finance	—	—	—	—	—	—
Consumer and other	23	90	—	113	1,044	1,157
Subtotal	$1,806	$437	$361	$2,604	$17,538	$20,142
TOTAL	$3,889	$2,249	$361	$6,499	$46,353	$52,852

(1)	The Acquired Loan balances exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.9 million.

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

Loans assigned a risk rating of Special Mention or worse are referred to as Criticized Loans and loans assigned a risk rating of Substandard or worse are referred to as Classified Loans. The following table provides the detail of Criticized Loans by risk rating as of the dates indicated:

	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
	(In thousands)
Special Mention	$122,335	$89,489	$79,589	$97,785	$29,573
Substandard	221,875	258,500	207,945	208,555	135,774
Doubtful	2,187	7,861	1,134	7,282	260
Loss	—	—	—	—	—
Total Criticized Loans	$346,397	$355,850	$288,668	$313,622	$165,607

The following table shows the provision made for loan losses, the amount of loans charged off, the recoveries on loans previously charged off together with the balance in the allowance for loan losses at the beginning and end of each year, the amount of average and total loans outstanding and other pertinent ratios as of the dates and for the years indicated:

(In thousands)	December 31,
	2014	2013	2012	2011	2010
LOANS:
Average gross loans receivable, including loans held for sale (net of deferred fees)	$5,355,243	$4,692,089	$3,974,626	$2,352,253	$2,173,840
Total gross loans receivables, excluding loans held for sale at end of year (net of deferred fees)	5,565,192	5,074,175	4,296,252	3,738,826	2,134,061
ALLOWANCE:
Balance—beginning of year	$67,320	$66,941	$61,952	$62,320	$59,424
Loans charged off:
Residential real estate	—	—	—	—	23
Commercial and industrial real estate	2,726	8,529	7,182	18,698	58,818
Construction	—	—	—	3,489	848
Commercial business loans and Trade Finance	14,933	$12,973	$10,650	$9,756	$23,607
Consumer and other loans	100	567	948	256	1,356
Total loans charged off	17,759	22,069	18,780	32,199	84,652
Less: recoveries:
Commercial and industrial real estate	963	311	2,442	1,328	770
Commercial business loans and Trade Finance	4,366	1,937	1,832	2,320	1,951
Consumer and other loans	230	200	391	244	197
Total loan recoveries	5,559	2,448	4,665	3,892	2,918
Net loans charged off	12,200	19,621	14,115	28,307	81,734
Provision for loan losses	12,638	20,000	19,104	27,939	84,630
Balance—end of year	$67,758	$67,320	$66,941	$61,952	$62,320

	December 31,
	2014	2013	2012	2011	2010
RATIOS:
Net loan charge-offs to average gross loans	0.23%	0.22%	0.36%	1.20%	3.76%
Allowance for loan losses to gross loans	1.22%	1.33%	1.56%	1.66%	2.90%
Net loan charge-offs to beginning allowance	18.12%	29.31%	21.09%	45.42%	137.54%
Net loan charge offs to provision for loan losses	96.53%	98.11%	73.89%	101.32%	96.58%
Allowance for loan losses to nonperforming loans	65.25%	92.14%	112.50%	121.30%	78.98%

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
The following table reflects our allocation of the allowance for loan losses by loan category and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	12/31/2014		12/31/2013		12/31/2012		12/31/2011		12/31/2010
	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans	Amount of allowance for loan losses	Percent of loans to total loans
	(Dollars in thousands)
Loan Type
Real estate—Residential	$146	—%	$25	—%	$74	—%	$9	—%	$14	—%
Real estate—Commercial	46,535	78%	45,897	75%	45,163	72%	38,307	70%	32,885	71%
Real estate—Construction	667	2%	628	1%	986	2%	724	1%	3,396	2%
Commercial business	16,471	16%	17,592	19%	17,606	21%	20,681	23%	24,930	23%
Trade finance	3,456	2%	2,653	3%	2,352	4%	1,786	4%	192	3%
Consumer and other	483	2%	525	2%	760	1%	445	2%	634	1%
Unallocated	—	—%	—	—%	—	—%	—	—%	269	—%
Total	$67,758	100%	$67,320	100%	$66,941	100%	$61,952	100%	$62,320	100%

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
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). For the acquired loans, the allowance is determined first based on a quantitative analysis using a loss migration methodology. The loans are classified by type and loan grade and the historical loss migration is tracked for the various stratifications. Loss experience is quantified for a specified period determined by management and then weighted to give more weight to the most recent losses. That loss experience is then applied to the stratified portfolio at each quarter end. As of December 31, 2014, we utilized nineteen non-homogeneous loan pools in the quantitative analysis process. The non-impaired commercial real estate loan portfolio was stratified into fourteen different loan pools based on property types and the non-impaired commercial and industrial loan portfolio was stratified into five different loan pools based on loan type in order to allocate historic loss experience to more granular loan pools.
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
The scope for evaluation of individual impairment includes all loans risk graded Doubtful or Loss, all TDRs and all loans risk graded Substandard that are either (1) greater than $350 thousand and are 60 or more days past due and (2) greater than $1.0 million regardless of performance under their contractual terms. We utilize a preliminary non-impairment test, that is applied to loans for $1.0 million or more that are graded Substandard and are less than 60 days past due and accruing and are not TDRs. We use a five-step test with the following criteria: (1) the loan is current with no 30-day late payments in the past six months; (2) the loan payments are the contractual, non-modified amount; (3) the financial information that supports payment capacity is not aged over one year; (4) the global cash flow supports the current payment amount at a ratio of 1:1 or better; and (5) for CRE loans secured by a first lien on real estate collateral, the most current LTV is below 100%.
If the loan meets all of these criteria, it is not considered impaired and is subject to the general loan loss allowance for non-impaired loans. Impaired loans at December 31, 2014, were $127.1 million, a net increase of $10.8 million from $116.3 million at December 31, 2013. This net increase in impaired loans is due primarily to an increase in Legacy loans that became impaired during they year and an increase in troubled debt restructurings.
Covered Loans
On April 16, 2010, the DFI closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, we assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $1.5 million at December 31, 2014. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2014 were as follows:

(In thousands)	December 31, 2014
Covered loans on nonaccrual status	$1,355
Covered other real estate owned	96
Total covered nonperforming assets	$1,451

Acquired covered loans	$32,560
Covered nonperforming assets to net covered loans	4.46%
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
Our available-for-sale securities totaled $796.5 million at December 31, 2014, compared to $705.8 million at December 31, 2013. We had no securities in the held to maturity category at December 31, 2014 or 2013. We paid down $118.6 million in available-for-sale securities during the year. We purchased $192.7 million, and we did not sell any available-for-sale securities during the year. Securities with a carrying value of $1.5 million were pledged to the FRB at December 31, 2014 and no securities were pledged to the FHLB. We also pledged securities with a carrying value of $364.6 million to the California State Treasurer's Office as collateral for time certificates deposit. Our investment portfolio consists of U.S. Treasury bills, government sponsored enterprise (“GSE”) bonds, mortgage backed securities (“MBS”), collateralized mortgage obligations (“CMOs”), mutual funds, a corporate note and municipal bonds.
Our available-for-sale securities portfolio is primarily invested in CMOs and residential MBS, which comprised 96% of our total available-for-sale portfolio as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, all of our CMOs and MBS were issued by GNMA, FNMA or FHLMC, which guarantee the contractual cash flows of these investments.

Investment Portfolio Balance and Fair Value

	December 31,
	2014			2013
	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)	Amortized Cost	Estimated Fair Value	Unrealized/ Unrecognized Gain (Loss)
	(In thousands)
Available-for-sale:
Debt securities*:
GSE CMOs	304,947	302,774	(2,173)	286,608	274,101	(12,507)
GSE MBS	460,487	465,489	5,002	409,165	404,996	(4,169)
Trust Preferred Securities	4,531	3,987	(544)	4,516	3,697	(819)
Municipal Bonds	6,487	6,930	443	5,687	5,936	249
Total debt securities	776,452	779,180	2,728	705,976	688,730	(17,246)
Mutual funds	17,425	17,343	(82)	17,425	17,021	(404)
Total available-for-sale	$793,877	$796,523	$2,646	$723,401	$705,751	$(17,650)

* GSE bonds were issued by GNMA, FNMA, and FHLMC and are all mortgage-backed securities.

The following table summarizes the maturity of securities based on carrying value and their related weighted average yield at December 31, 2014.

Investment Portfolio Maturities and Weighted Average Yields
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Available-for-sale
GSE CMOs	$—	—%	$2,679	1.56%	$16,039	1.72%	$284,056	2.15%	$302,774	2.12%
GSE MBS	—	—%	3,304	3.64%	95,126	1.91%	367,059	2.44%	465,489	2.34%
Trust Preferred Securities	—	—%	—	—%	—	—%	3,987	1.6%	3,987	1.60%
Municipal Bonds	344	4.18%	833	5.84%	3,751	6.23%	2,002	4.4%	6,930	5.52%
Mutual funds	—	—%	—	—%	—	—%	17,343	1.97%	17,343	1.97%
Total available-for-sale	$344	4.18%	$6,816	3.05%	$114,916	3.45%	$674,447	2.32%	$796,523	2.27%

The following table shows our investments with gross unrealized losses and their estimated fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Collateralized mortgage obligations*	7	$71,189	$(507)	13	$133,563	$(3,042)	20	$204,752	$(3,549)
Mortgage-backed securities*	7	38,133	(139)	6	62,036	(1,387)	13	100,169	(1,526)
Municipal bonds	—	—	—	—	—	—	0	0	0
Trust preferred securities	—	—	—	1	3,988	(544)	1	3,988	(544)
Mutual funds	—	—	—	1	13,343	(82)	1	13,343	(82)
	14	$109,322	$(646)	21	$212,930	$(5,055)	35	$322,252	$(5,701)
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
We consider the losses on our investments in an unrealized loss position at December 31, 2014 to be temporary based on: 1) the likelihood of recovery; 2) the information available to us relative to the extent and duration of the decline in market value; and 3) our intention not to sell, and our determination that it is more likely than not that we will not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.
Deposits
Deposits are our primary source of funds for loans and investments. We offer a wide variety of deposit account products to commercial and consumer customers. Total deposits increased to $5.7 billion at December 31, 2014 from $5.1 billion at December 31, 2013.
The increase in deposits during 2014 was primarily due to the completion of marketing campaigns during the year. The increases reflect higher balances of noninterest bearing demand deposits, money market accounts and jumbo time deposits. At December 31, 2014, we had $206.3 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $243.9 million and $300.0 million, respectively, at December 31, 2013. The brokered deposits represented approximately 3.6% of our total deposits as of December 31, 2014 compared to 4.7% as of December 31, 2013. The California State Treasurer deposits have three months maturities with a weighted average interest rate of 0.07% at December 31, 2014 compared to 0.08% at December 31, 2013.
Although our deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The following table sets forth the balances of our deposits by category for the periods indicated.

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand, noninterest bearing	$1,543,018	27%	$1,399,454	27%	$1,184,285	27%
Demand, interest bearing	1,663,855	29%	1,376,068	27%	1,248,304	28%
Savings	198,205	3%	222,446	4%	180,686	4%
Time deposit of $100,000 or more	1,667,367	29%	1,498,784	29%	1,088,611	25%
Other time deposits	621,007	11%	651,305	13%	682,149	16%
Total Deposits	$5,693,452	100%	$5,148,057	100%	$4,384,035	100%

The following table indicates the maturity schedules of our time deposits, for the years indicated.

	December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Three months or less	$612,548	27%	$605,332	28%	$717,438	41%
Over three months through six months	684,470	30%	426,824	20%	325,812	18%
Over six months through twelve months	714,901	31%	862,334	40%	612,723	35%
Over twelve months	276,455	12%	255,599	12%	114,787	6%
Total time deposits	$2,288,374	100%	$2,150,089	100%	$1,770,760	100%

The following table indicates the maturity schedules of our time deposits in amounts of $100,000 or more as of December 31, 2014.

	December 31, 2014
	(Dollars in thousands)
	Amount	Percentage
Three months or less	$446,688	27%
Over three months through six months	541,356	32%
Over six months through twelve months	486,292	29%
Over Twelve months	193,031	12%
Total time deposits	$1,667,367	100%

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
Federal Funds Purchased
Federal funds purchased generally mature within one to three business days from the transaction date. At December 31, 2014 and 2013, we did not have any federal funds purchased.
FHLB Advances
We may borrow from the FHLB on a longer term basis to provide funding for certain loan or investment securities strategies, as well as for asset liability management strategies. As of December 31, 2014 and 2013, FHLB advances totaled

$481.0 million and $421.4 million with average remaining maturities of 2.6 years and 3.1 years, respectively. The weighted average rate for FHLB advances was 1.09% at year-end 2014, compared to 1.16% at year-end 2013. As of December 31, 2014, our remaining available FHLB borrowing capacity based on pledged collateral was $1.69 billion. See Note 8 of Notes to Consolidated Financial Statements for more detailed information on FHLB advances.
Subordinated Debentures
At December 31, 2014, five wholly owned subsidiary grantor trusts ("Trusts") established by us had issued $46.0 million of pooled trust preferred securities (“Trust Preferred Securities”). The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.
As of December 31, 2014 and 2013, Trusts are not reported on a consolidated basis pursuant to ASC 810, Consolidation. Therefore, the capital securities of $46.0 million are not presented on the consolidated statements of financial condition. Instead, the long-term subordinated debentures of $42.2 million as of December 31, 2014, issued by us to the Trust and the investment in Trusts' common stock of $1.6 million (included in other assets) are separately reported.
The following table summarizes our outstanding Debentures related to the trust preferred securities at December 31, 2014.

TRUST NAME	ISSUANCE DATE	AMOUNT	PRINCIPAL BALANCE OF DEBENTURES	STATED MATURITY	ANNUALIZED COUPON RATE	RATE AT 12/31/2014	INTEREST DISTRIBUTION DATES
(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	6/15/2033	3 month LIBOR + 3.15%	3.39%	Every 15th of March, June, September, and December
Nara Statutory Trust IV	12/22/2003	$5,000	$5,155	1/7/2034	3 month LIBOR + 2.85%	3.08%	Every 7th of January, April, July and October
Nara Statutory Trust V	12/17/2003	$10,000	$10,310	12/17/2033	3 month LIBOR + 2.95%	3.19%	Every 17th of March, June, September and December
Nara Statutory Trust VI	3/22/2007	$8,000	$8,248	6/15/2037	3 month LIBOR +1.65%	1.89%	Every 15th of March, June, September and December
Center Capital Trust I	12/29/2003	$18,000	$13,290	1/7/2034	3 month LIBOR +2.85%	3.08%	Every 7th of January, April, July and October
Total Trust		$46,000	$42,158

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
In June 2012, we redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department's TARP Capital Purchase Program. As of December 31, 2014, a warrant held by the U.S. Treasury Department for the purchase of 347,165 shares of our common stock remains outstanding.
In conjunction with the acquisition of PIB, we assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase

BBCN Bancorp common stock which expires on December 12, 2018. As of December 31, 2014, the U.S. Treasury Department held the warrant for the purchase of 18,745 shares of our common stock.
Our total stockholders’ equity increased $73.4 million, or 9%, to $882.8 million at December 31, 2014 from $809.4 million at December 31, 2013 primarily primarily due to net income of $88.6 million and other comprehensive income of $11.9 million during the year and partially offset by dividends on common stock of $27.8 million million. December 31, 2014, our ratio of common equity to total assets was 12.36% compared to 12.50% at December 31, 2013, and our tangible common equity represented 11.00% of tangible assets at December 31, 2014, compared with 10.97% of tangible assets at December 31, 2013. Tangible common equity per share was $9.72 at December 31, 2014, compared with $8.79 at December 31, 2013. Tangible common equity to tangible assets is a non-GAAP financial measure that represents common equity less goodwill and net other intangible assets divided by total assets less goodwill and net other intangible assets. We review tangible common equity to tangible assets in evaluating the capital levels.
The following tables compare BBCN Bancorp’s and the Bank’s actual capital at December 31, 2014 to those required by our regulatory agencies to be deemed "adequately capitalized" for capital adequacy classification purposes:

	As of December 31, 2014 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp
Total capital (to risk-weighted assets	$881,794	14.80%	$476,490	8.00%	$405,304	6.80%
Tier 1 capital (to risk weighted assets)	$812,464	13.64%	$238,245	4.00%	$574,219	9.64%
Tier 1 capital (to average assets)	$812,464	11.62%	$279,709	4.00%	$532,755	7.62%

	As of December 31, 2014 (Dollars in thousands)
	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bank
Total capital (to risk-weighted assets	$869,343	14.61%	$476,101	8.00%	$393,242	6.61%
Tier 1 capital (to risk weighted assets)	$800,013	13.44%	$235,050	4.00%	$564,963	9.44%
Tier 1 capital (to average assets)	$800,013	11.45%	$279,585	4.00%	$520,428	7.45%
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
Net cash inflows from operating activities totaled $135.5 million, $134.2 million and $104.5 million during 2014, 2013 and 2012, respectively. Net cash inflows from operating activities for 2014 were primarily attributable to proceeds from sales of loans and net income.
Net cash outflows from investing activities totaled $553.0 million, $377.4 million and $474.9 million during 2014, 2013 and 2012, respectively. Net cash outflows for investing activities during 2014 were primarily from purchases of securities and the change in gross loans. These outflows were offset by proceeds received for securities available for sale that were paid down during the year.
Net cash inflows from financing activities totaled $562.9 million, $247.0 million and $383.3 million during 2014, 2013 and 2012, respectively. Net cash inflows from financing activities for 2014 was primarily attributable to an increase in deposits and proceeds from FHLB advances.
When we have more funds than required for our reserve requirements or short-term liquidity needs, we sell federal funds to other financial institutions. Conversely, when we have less funds than required, we may borrow funds from the FHLB or the FRB’s Discount Window. The maximum amount that we are currently available to borrow on an overnight basis from the FHLB and the FRB is $2.2 billion, and currently we have $480.1 million in borrowings from the FHLB. The Federal Home Loan Bank System functions as a line of credit facility for qualifying financial institutions. As a member, we are required to own capital stock in the FHLB and may apply for advances from the FHLB utilizing as collateral, qualifying mortgage loans and certain securities as collateral for these advances.
At times we maintain a portion of our liquid assets in interest bearing cash deposits with other banks, in overnight federal funds sold to other banks, and in investment securities available-for-sale that are not pledged. Our liquid assets, consisted of cash and cash equivalent, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days. Liquid assets totaled $929.1 million and 647.4 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents, including federal funds sold totaled $462.2 million at December 31, 2014 compared to $316.7 million at December 31, 2013.
Because our primary sources and uses of funds are deposits and loans, the relationship between gross loans and total deposits provides one measure of our liquidity. Typically, the closer the ratio of loans to deposits is to, or the more it exceeds, 100%, the more we rely on borrowings and other sources to provide liquidity. Alternative sources of funds such as FHLB advances, brokered deposits and other collateralized borrowings, that provide liquidity as needed from diverse liability sources are an important part of our asset/liability management strategy. For 2014, our gross loan to deposit ratio averaged 98%, compared to an average ratio of 99% and 100% for 2013 and 2012.
We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements. At December 31, 2014, we are not aware of any trends, events or uncertainties that had or were reasonably likely to have a material effect on our liquidity position. As of December 31, 2014, we are not aware of any material commitments for capital expenditures in the foreseeable future.
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
We do not anticipate that our current off-balance-sheet activities will have a material impact on our future results of operations or financial condition. Further information regarding risks from our off-balance-sheet financial instruments can be found in Note 13 of the Notes to Consolidated Financial Statements and in Item 7A. — “Quantitative and Qualitative Disclosures about Market Risk.”
We lease our banking facilities and equipment under non-cancelable operating leases, which have remaining terms of up to 15 years. Our facility lease obligations are discussed in Note 13 of the Notes to Consolidated Financial Statements.

The following table summarizes BBCN Bancorp’s contractual obligations and commitments to make future payments as of December 31, 2014. Payments shown for time deposits and borrowings do not include interest.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(Dollars in thousands)
Contractual Obligations and Commitments
Time Deposits	$2,288,374	$2,011,919	$266,839	$5,003	$4,613
Subordinated Debentures	42,158	—	—	—	42,158
Federal Home Loan Bank Advances	480,975	50,000	250,975	180,000	—
Operating Lease Obligations	49,722	10,188	16,030	10,125	13,379
Unused commitments to extend credit	586,714	282,002	241,125	29,076	34,511
Standby letters of credit	41,987	3,147	20,500	11,736	6,604
Other commercial letters of credit	37,439	36,834	605	—	—
Total	$3,527,369	$2,394,090	$796,074	$235,940	$101,265

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table illustrates our combined asset and liability repricing as of December 31, 2014:

	0 - 90 days or Less	Over 90 Days to 365 days	1 - 5 years Amount	Over 5 years Amount	Total
	(In thousands)
Rate Sensitive Assets
Investments(1)	$461,794	$108,443	$365,823	$265,211	$1,201,271
Loans(2)	1,372,833	593,459	2,747,639	882,460	5,596,391
Total rate sensitive assets	$1,834,627	$701,902	$3,113,462	$1,147,671	$6,797,662
Rate Sensitive Liabilities
TCD $100,000 or more	$446,615	$1,027,648	$192,975	$—	$1,667,238
TCD under $100,000	165,933	371,723	83,480	—	621,136
Money Market accounts and other	1,496,903	—	—	—	1,496,903
Savings accounts	138,057	25,347	35,757	—	199,161
Borrowings from FHLB	—	50,000	430,975	—	480,975
Subordinated Debentures	46,000	—	—	—	46,000
Total rate sensitive liabilities	$2,293,508	$1,474,718	$743,187	$—	$4,511,413

Net Gap Position	$(458,881)	$(772,816)	$2,370,275	$1,147,671
Cumulative Gap Position	$(458,881)	$(1,231,697)	$1,138,578	$2,286,249
 ___________________

(1)	Includes investment securities, term federal funds sold and FHLB stocks, and interest bearing deposits with other financial institutions.

(2)	Includes loans held for sale of $28.3 million.
The simulation model discussed above provides our ALM with the ability to simulate our net interest income. In order to measure, at December 31, 2014, the sensitivity of our forecasted net interest income to changing interest rates, both in rising and falling interest rate scenarios, were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase in market interest rates.
Our net interest income and market value of equity exposure related to these hypothetical changes in market interest rates are illustrated in the following table.

	December 31, 2014		December 31, 2013
Simulated Rate Changes	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
+ 200 basis points	5.74%	(2.77)%	6.95%	(3.89)%
+ 100 basis points	2.68%	(1.07)%	3.04%	(1.62)%
- 100 basis points	(1.02)%	0.06%	(1.31)%	1.24%
- 200 basis points	(1.39)%	(2.09)%	(1.99)%	1.20%

The estimated sensitivity does not necessarily represent our forecast of future results and the estimated results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayment on loans and securities, pricing strategies on loans and deposits, and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences may change. The ALCO, which oversees our interest rate risk management, has established the exposure limits for acceptable changes in net interest income and market value of equity related to these hypothetical changes in market interest rates. Given the limitations of the analyses, management believes that these hypothetical changes are considered tolerable and manageable as of December 31, 2014.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following Consolidated Financial Statements of BBCN Bancorp, together with the reports thereon of KPMG LLP begin on page F-1 of this Report and are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December  31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012
See “Item 15. Exhibits and Financial Statement Schedules” for exhibits filed as a part of this Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

Item 9A.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective as of December 31, 2014.

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
With the participation of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included in the section herein.

/S/ KEVIN S. KIM	/S/ DOUGLAS J. GODDARD
Kevin S. Km	Douglas J. Goddard
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
Los Angeles, California	Los Angeles, California
March 2, 2015	March 2, 2015

c.	Evaluation of Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited BBCN Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Los Angeles, California
March 2, 2015

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the section of BBCN Bancorp's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) entitled “Election of Directors” and the discussion in the 2015 Proxy Statement of the Code of Ethics and Business Conduct in the Nomination and Governance Committee Report.

Item 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the sections of the 2015 Proxy Statement entitled “Election of Directors, “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated herein by reference to the sections of the 2015 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners.”

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	591,652	$19.00	2,504,172
Equity compensation plans not approved by security holders	—	—	—
Total	591,652	$19.00	2,504,172

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the sections of the 2015 Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section of the 2015 Proxy Statement entitled “Ratification of the Selection of the Independent Registered Public Accounting Firm.”

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

2.1
Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1, filed with the SEC on December 13, 2010)

2.2
Amendment No. 1, dated as of April 13, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 1.1, filed with the SEC on April 15, 2011)

2.3
Amendment No. 2, dated as of July 6, 2011, to Agreement and Plan of Merger, dated as of December 9, 2010, between Nara Bancorp, Inc. and Center Financial Corporation (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 2.1,filed with the SEC on July 7, 2011)

2.4
Agreement and Plan of Merger, dated as of October 22, 2012, between BBCN Bancorp, Inc. and Pacific International Bancorp, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with SEC on November 8, 2012)

3.1
Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 5, 2000 (incorporated herein by reference to Appendix III to the prospectus included in the Registration Statement on Form S-4 filed with the SEC on November 16, 2000, SEC file number 333-50126)

3.2
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on May 31, 2002 (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 3.3, filed with the SEC on February 5, 2003, SEC file number 333-102974)

3.3
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on June 1, 2004 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 3.1, filed with the SEC on August 9, 2004)

3.4
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 2, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Appendix B, filed with the SEC on November 9, 2005)

3.5
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on July 20, 2007 (incorporated herein by reference to the Proxy Statement on Schedule 14A, Appendix C, filed with the SEC on April 19, 2007)

3.6
Certificate of Amendment of Certificate of Incorporation of the Company, filed with the Delaware Secretary of State on November 30, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 3.6, filed with the SEC on March 1, 2013)

3.7	Amended and Restated Bylaws of BBCN Bancorp, Inc. (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 3.7, filed with the SEC on May 8, 2013)

Number	Description
4.1
Amended and Restated Declaration of Trust, dated June 5, 2003, by and among The Bank of New York as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, Nara Bancorp, Inc. as Depositor and the Administrative Trustees as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.1, filed with the SEC on May 2, 2008)

4.2
Junior Subordinated Indenture, dated June 5, 2003, by and between the Nara Bancorp, Inc. as Issuer and The Bank of New York as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.2, filed with the SEC on May 2, 2008)

4.3
Guarantee Agreement, dated June 5, 2003, by and between Nara Bancorp, Inc. and The Bank of New York as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.3, filed with the SEC on May 2, 2008)

4.4
Amended and Restated Declaration of Trust, dated December 17, 2003, by and among U.S. Bank National Association as Institutional Trustee, Nara Bancorp, Inc. as Sponsor and the Administrators as named therein (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.4, filed with the SEC on May 2, 2008)

4.5
Indenture, dated December 17, 2003, by and between Nara Bancorp, Inc. as Issuer and U.S. Bank National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.5, filed with the SEC on May 2, 2008)

4.6
Guarantee Agreement, dated December 17, 2003, by and between Nara Bancorp, Inc. and U.S. Bank National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.6, filed with the SEC on May 2, 2008)

4.7
Amended and Restated Declaration of Trust, dated December 22, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee, Wells Fargo Bank, National Association as Institutional Trustee and Nara Bancorp as Sponsor (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 99.7, filed with the SEC on May 2, 2008)

4.8
Indenture, dated December 22, 2003, between Nara Bancorp, Inc. as Issuer and Wells Fargo Bank, National Association as Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.8, filed with the SEC on May 2, 2008)

4.9
Guarantee Agreement, dated December 22, 2003, by and between Nara Bancorp, Inc. as Guarantor and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Current Report on Form 8-K/A, Exhibit 99.9, filed with the SEC on May 2, 2008)

4.10
Amended and Restated Declaration of Trust, dated March 22, 2007, by and among Wilmington Trust Company as Delaware Trustee, Wilmington Trust Company as Institutional Trustee, Nara Bancorp, Inc. as Sponsor, and the Administrators named therein (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.1, filed with the SEC on March 29, 2007)

4.11
Indenture, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.2, filed with the SEC on March 22, 2007)

4.12
Guarantee Agreement, dated March 22, 2007, by and between Nara Bancorp, Inc. and Wilmington Trust Company (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 4.3, filed with the SEC on March 22, 2007)

4.13
Indenture, dated as of December 30, 2003, between Center Financial Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.4, for the year ended December 31, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

Number	Description
4.14
Amended and Restated Declaration of Trust, dated December 30, 2003, by and among Wells Fargo Delaware Trust Company as Delaware Trustee, Wells Fargo Bank, National Association as Institutional Trustee and Center Financial Corporation as Sponsor, and the Administrators named therein (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.15
Guarantee Agreement, dated December 30, 2003, by and between Center Financial Corporation as Guarantor and Wells Fargo Bank, National Association as Guarantee Trustee (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 30, 2003, filed with the SEC on March 30, 2004, SEC file number 000-50050)

4.16
Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated November 30, 2011, issued to United States Treasury Department (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.24, for the year ended December 31, 2011, filed with the SEC on March 13, 2012)

4.17
Warrant to Purchase Common Stock of BBCN Bancorp, Inc., dated February 15, 2013, issued to United States Treasury Department (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 4.17, for the year ended December 31, 2012)

10.1	Amended and Restated Nara Bancorp, Inc. 2007 Equity Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on July 26, 2007)

10.2
Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (incorporated herein by reference to the Registration Statement on Form S-8, Exhibit 99.2, filed with the SEC on April 9, 2001, SEC file number 333-58508)

10.3
Nara Bank, N.A. Executive Deferred Compensation Plan (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.4
Center Bank Executive Deferred Compensation Plan (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2006, filed with the SEC on May 5, 2006, SEC file number 000-50050)

10.5
Center Financial Corporation 2006 Stock Incentive Plan, as Amended and Restated June 13, 2007 (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2007, filed with the SEC on July 26, 2007, SEC file number 000-50050)

10.6
Tax Sharing Agreement among Nara Bancorp, Inc., Nara Bank, N.A., Nara Bancorp Capital Trust I and Nara Loan Center Corporation (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.11, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.7
Affiliate Agreement between Nara Bancorp and Nara Bank, N.A. (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2001, filed with the SEC on April 1, 2002, SEC file number 333-50126)

10.8
Form of Nara Bancorp, Inc. Stock Option Agreement (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.6, for the year ended December 31, 2006, filed with the SEC on March 15, 2007)

10.9
Form of Nara Bank Long Term Incentive Agreement (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2008, filed with the SEC on March 4, 2009)

10.10
Form of Nara Bancorp, Inc. 2007 Equity Incentive Plan Notice of Performance Unit/ Share Award Grant and Agreement (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.2, filed with the SEC on December 6, 2007)

10.11
BBCN Employees' 401(K) & Profit Sharing Plan, as amended and restated December 1, 2011 (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 10.16, filed with the SEC on March 1, 2013)

Number	Description
10.12
Amended and Restated Declaration of Trust, dated as of July 8, 2005, by and among Christiana Bank & Trust Company as Delaware Trustee, LaSalle Bank National Association as Institutional Trustee and Foster Bankshares, Inc. as Sponsor (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 4.1, filed with the SEC on November 12, 2013)

10.13
Indenture, dated as of July 8, 2005, by and between Foster Bankshares, Inc. and LaSalle Bank National Association (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 4.2, filed with the SEC on November 12, 2013)

10.14
Guarantee Agreement, dated July 8, 2005, by and between Foster Bankshares, Inc. as Guarantor and LaSalle Bank National Association as Guarantee Trustee (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 4.3, filed with the SEC on November 12, 2013)

10.15
Amended and Restated Employment Agreement, dated July 11, 2014, by and between BBCN Bancorp, Inc. and Kevin S. Kim (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 8, 2014)

10.16
Agreement and Plan of Merger, dated as of April 15, 2013, by and among BBCN Bancorp, Inc., Won Merger Sub Corp. and Foster Bankshares, Inc. (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on August 9, 2013)

10.17
Amended to Separation and Release Agreement, dated January 23, 2014, by and between BBCN Bancorp, Inc. and Soo Bong Min (incorporated herein by reference to the Quarterly Report on Form 10-Q, Exhibit 10.1, filed with the SEC on May 9, 2014)

10.18
Separation and Release Agreement, dated January 15, 2014, by and between BBCN Bancorp, Inc. and Soo Bong Min (incorporated herein by reference to the Current Report on Form 8-K, Exhibit 10.1, filed with the SEC on January 17, 2014)

14.1
Director Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.1, for the year ended December 31, 2011, filed with the SEC on March 13, 2012)

14.2	Code of Ethics and Business Conduct (incorporated herein by reference to the Annual Report on Form 10-K, Exhibit 14.2, for the year ended December 31, 2011, filed with the SEC on March 13, 2012)

23.1	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

31.2	Certification of Chief Financial Officer pursuant to section 302 of Sarbanes-Oxley of 2002*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*	Filed herewith
Except as noted above, Form 8-K, Form 10-K, Form 10-Q and proxy statements filed by the Company and identified in the Exhibit Index have SEC file number 000-50245.

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

By:	/S/ KEVIN S. KIM	March 2, 2015	Kevin S. Kim
Chairman, President and Chief Executive Officer

By:	/S/ DOUGLAS J. GODDARD	March 2, 2015	Douglas J. Goddard
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ DAVID P. MALONE	March 2, 2015	David P. Malone
Chairman, BBCN Bank

By:	/S/ DALE S. ZUEHLS	March 2, 2015	Dale S. Zuehls
Lead Independent Director

By:	/S/ KIHO CHOI	March 2, 2015	Kiho Choi
Director

By:	/S/ JINHO DOO	March 2, 2015	Jinho Doo
Director

By:	/S/ C.K. HONG	March 2, 2015	C.K. Hong
Director

By:	/S/ JIN CHUL JHUNG	March 2, 2015	Jin Chul Jhung
Director

By:	/S/ PETER Y.S. KIM	March 2, 2015	Peter Y.S. Kim
Director

By:	/S/ SANG HOON KIM	March 2, 2015	Sang Hoon Kim
Director

By:	/S/ CHUNG HYUN LEE	March 2, 2015	Chung Hyun Lee
Director

By:	/S/ WILLIAM J. LEWIS	March 2, 2015	William J. Lewis
Director

By:	/S/ GARY E. PETERSON	March 2, 2015	Gary E. Peterson
Director

By:	/S/ SCOTT YOON-SUK WHANG	March 2, 2015	Scott Yoon-Suk Whang
Director

BBCN BANCORP, INC, AND SUBSIDIARIES

Consolidated Financial Statements at December 31, 2014 and 2013 and
for Each of the Three Years in the Period Ended December 31, 2014 and
Reports of Independent Registered Public Accounting Firms thereon

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BBCN Bancorp, Inc.:
We have audited the accompanying consolidated statements of financial condition of BBCN Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Los Angeles, California
March 2, 2015

BBCN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2014 AND 2013

	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$86,119	$96,061
Interest bearing deposit at the Federal Reserve Bank ("FRB")	376,041	220,644
Total cash and cash equivalents	462,160	316,705
Securities available-for-sale, at fair value	796,523	705,751
Loans held for sale, at the lower of cost or fair value	28,311	44,115
Loans receivable, net of allowance for loan losses (December 31, 2014 - $67,758; December 31, 2013 - $67,320)	5,497,434	5,006,856
Other real estate owned ("OREO"), net	21,938	24,288
Federal Home Loan Bank ("FHLB") stock, at cost	28,324	27,941
Premises and equipment, net of accumulated depreciation and amortization (December 31, 2014 - $29,915; December 31, 2013 - $25,852)	30,722	30,894
Accrued interest receivable	13,634	13,403
Deferred tax assets, net	63,023	89,297
Customers’ liabilities on acceptances	1,889	5,602
Bank owned life insurance ("BOLI")	45,927	44,770
Investments in affordable housing partnerships	10,401	11,460
Goodwill	105,401	105,401
Other intangible assets, net	3,887	5,184
Servicing assets	10,341	8,915
FDIC loss share receivable	—	1,110
Other assets	20,415	33,507
Total assets	$7,140,330	$6,475,199

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (continued) December 31, 2014 AND 2013

	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,543,018	$1,399,454
Interest bearing:
Money market and NOW accounts	1,663,855	1,376,068
Savings deposits	198,205	222,446
Time deposits of $100,000 or more	1,667,367	1,498,784
Other time deposits	621,007	651,305
Total deposits	5,693,452	5,148,057
FHLB advances	480,975	421,352
Subordinated debentures	42,158	57,410
Accrued interest payable	5,855	4,821
Acceptances outstanding	1,889	5,602
Other liabilities	33,228	28,583
Total liabilities	6,257,557	5,665,825
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at December 31, 2014 and December 31, 2013; issued and outstanding, 79,503,552 and 79,441,525 shares at December 31, 2014 and December 31, 2013, respectively	79	79
Additional paid-in capital	541,589	540,876
Retained earnings	339,400	278,604
Accumulated other comprehensive income (loss), net	1,705	(10,185)
Total stockholders’ equity	882,773	809,374
Total liabilities and stockholders' equity	$7,140,330	$6,475,199

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012

INTEREST INCOME:
Interest and fees on loans	$283,817	$266,684	$250,583
Interest on securities	16,144	14,726	16,480
Interest on federal funds sold and other investments	2,696	1,663	822
Total interest income	302,657	283,073	267,885
INTEREST EXPENSE:
Interest on deposits	29,178	23,321	21,354
Interest on FHLB advances	5,245	4,899	6,229
Interest on other borrowings	1,637	1,798	2,064
Total interest expense	36,060	30,018	29,647
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	266,597	253,055	238,238
PROVISION FOR LOAN LOSSES	12,638	20,000	19,104
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	253,959	233,055	219,134
NONINTEREST INCOME:
Service fees on deposit accounts	13,686	12,838	12,466
International service fees	3,929	4,916	5,038
Loan servicing fees, net	3,228	3,955	4,112
Wire transfer fees	3,568	3,579	3,250
Other income and fees	6,909	5,896	5,459
Net gains on sales of SBA loans	13,174	11,515	8,180
Net gains on sales of other loans	—	62	152
Net gains on sales and calls of securities available for sale	—	54	949
Net valuation gains on interest rate swaps and caps	—	—	35
Net gains (losses) on sales of OREO	513	(102)	(251)
Total noninterest income	45,007	42,713	39,390
NONINTEREST EXPENSE:
Salaries and employee benefits	75,701	66,805	56,491
Occupancy	19,130	17,676	15,631
Furniture and equipment	8,132	6,809	5,663
Advertising and marketing	5,426	5,184	5,076
Data processing and communication	8,896	7,595	6,364
Professional fees	5,882	5,194	3,882
FDIC assessments	4,353	3,309	2,442
Credit related expenses	10,966	8,895	9,010
Merger and integration expense	322	5,161	3,809
Prepayment charge on retirement of debt	—	2	461
Other	13,636	14,984	12,062
Total noninterest expense	152,444	141,614	120,891
INCOME BEFORE INCOME TAX PROVISION	146,522	134,154	137,633
INCOME TAX PROVISION	57,907	52,399	54,410
NET INCOME	$88,615	$81,755	$83,223
DIVIDENDS AND DISCOUNT ACCRETION ON PREFERRED STOCK	$—	$—	$(5,640)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$88,615	$81,755	$77,583
EARNINGS PER COMMON SHARE
Basic	$1.11	$1.03	$0.99
Diluted	$1.11	$1.03	$0.99

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	For Year Ended December 31,
	2014	2013	2012

Net income	$88,615	$81,755	$83,223
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale and interest only strips	20,288	(33,035)	1,212
Reclassification adjustments for gains realized in income(1)	—	(54)	(949)
Tax expense (benefit)	8,398	(13,822)	113
Change in unrealized gain on securities available for sale and interest only strips	11,890	(19,267)	150

Reclassification adjustment for the deferred gain on early settlement of interest-rate caps	—	—	(44)
Tax benefit	—	—	(18)
Change in unrealized gain on interest-rate caps	—	—	(26)
Total other comprehensive income (loss)	11,890	(19,267)	124
Total comprehensive income	$100,505	$62,488	$83,347

(1)	Reclassification adjustments were recognized in net gains on sales of securities available for sale in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		Common stock
	Preferred stock	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net
	(In thousands, except share data)

BALANCE, DECEMBER 31, 2011	$119,350	77,984,252	$78	$524,644	$142,909	$8,958
Redemption of 122,000 shares of TARP preferred stock	(122,000)
Issuance of additional shares pursuant to various stock plans		57,259		318
Tax effects of stock plans				20
Stock-based compensation				2,561
Redemption of common stock warrant				(2,189)
Preferred stock cash dividends accrued					(2,991)
Accretion of preferred stock discount	2,650				(2,650)
Cash dividend declared on common stock					(3,901)
Comprehensive income:
Net income					83,223
Other comprehensive income:						124
BALANCE, DECEMBER 31, 2012	$—	78,041,511	$78	$525,354	$216,590	$9,082
Acquisition of Pacific International Bancorp,Inc.		632,050	1	8,640
Acquisition of Foster Bankshares, Inc.		180,300		2,567
Issuance of additional shares pursuant to various stock plans		587,664		2,851
Tax effects of stock plans				249
Stock-based compensation				1,215
Cash dividends declared on common stock					(19,741)
Comprehensive income:
Net income					81,755
Other comprehensive loss:						(19,267)
BALANCE, DECEMBER 31, 2013	$—	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans		59,058		(34)
Stock-based compensation				705
Redemption of Foster common stock		2,969		42
Cash dividends declared on common stock					(27,819)
Comprehensive income:
Net income					88,615
Other comprehensive income:						11,890
BALANCE, DECEMBER 30, 2014	$—	79,503,552	$79	$541,589	$339,400	1,705

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,615	$81,755	$83,223
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(13,134)	(11,420)	(19,745)
Stock-based compensation expense	705	1,215	2,561
Provision for loan losses	12,638	20,000	19,104
Gain on bargain purchase of Pacific International Bancorp, Inc.	—	(118)	—
Valuation adjustment of loans held for sale	—	53	703
Valuation adjustment of OREO	1,674	1,432	2,970
Proceeds from sales of loans	165,812	142,115	127,434
Originations of loans held for sale	(140,056)	(116,233)	(125,972)
Net gains on sales of SBA and other loans	(13,174)	(11,515)	(8,332)
Additions in servicing assets	(4,457)	(4,669)	(2,263)
Net change in bank owned life insurance	(1,157)	(1,003)	(1,253)
Net gains on sales and calls of securities available for sale	—	(54)	(949)
Net losses (gains) on sales of OREO	(513)	102	251
Net valuation (gains) losses on interest rate swaps and caps	—	—	(35)
Change in accrued interest receivable	(231)	60	1,322
Change in deferred income taxes	17,876	15,767	11,834
Change in prepaid FDIC insurance	—	7,574	2,146
Change in investments in affordable housing partnership	1,059	1,704	2,203
Change in FDIC loss share receivable	1,110	4,687	5,271
Change in other assets	13,083	12,856	(7,147)
Change in accrued interest payable	1,034	466	(2,164)
Change in other liabilities	4,645	(10,571)	13,308
Net cash provided by operating activities	135,529	134,203	104,470
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(481,310)	(402,172)	(549,510)
Proceeds from sales of securities available for sale	—	6,634	28,446
Proceeds from sales of OREO	9,277	3,808	5,929
Proceeds from matured term federal funds	—	—	100,000
Proceeds from sales of equipment	—	—	3
Purchase of premises and equipment	(6,426)	(9,194)	(6,835)
Purchase of securities available for sale	(192,693)	(208,352)	(184,279)
Purchase of FHLB stock	(536)	(1,969)	—
Redemption of FHLB Stock	153	66	4,878
Proceeds from matured, called or paid-down securities available for sale	118,566	174,316	186,419
Purchase of term federal funds	—	—	(60,000)
Net cash received from acquisition - Pacific International Bancorp, Inc.	—	25,967	—
Net cash received from acquisition - Foster Bankshares, Inc.	—	40,961	—
Redemption of preferred stock upon acquisition	—	(7,475)
Net cash used in investing activities	(552,969)	(377,410)	(474,949)

BBCN BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	546,170	299,755	446,230
Redemption of subordinated debenture	(15,464)	(4,124)	(10,400)
Redemption of preferred stock	—	—	(122,000)
Payment of cash dividends on preferred and common stock	(27,819)	(19,741)	(7,549)
Proceeds from FHLB advances	90,000	180,000	825,000
Repayment of FHLB advances	(30,000)	(211,745)	(746,145)
Issuance of additional common stock	42	—	—
Issuance of additional stock pursuant to various stock plans	(34)	2,851	338
Redemption of common stock warrant	—	—	(2,189)
Net cash provided by financing activities	562,895	246,996	383,285
NET CHANGE IN CASH AND CASH EQUIVALENTS	145,455	3,789	12,806
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	316,705	312,916	300,110
CASH AND CASH EQUIVALENTS, END OF PERIOD	$462,160	$316,705	$312,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$35,026	$29,552	$31,811
Income taxes paid	$27,420	$23,650	$31,289
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$8,088	$9,263	$4,224
Transfer from loan receivables to loans held for sale	$2,028	$6,900	$3,061
Loans to facilitate sales of loans held for sale	$5,250	$—	$—
Non-cash goodwill adjustment, net	$—	$—	$595
Pacific International Bancorp, Inc. Acquisition
Assets acquired	$—	$183,618	—
Liabilities assumed	$—	$167,587	—
Foster Bankshares, Inc. Acquisition
Assets acquired	$—	$350,049	—
Liabilities assumed	$—	$360,809	—

See accompanying notes to consolidated financial statements.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations— BBCN Bancorp, Inc. ("BBCN Bancorp" on a parent-only basis and the "Company" on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank ("BBCN Bank" or the "Bank"). The Bank has branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Dallas, Denver, Northern California, Seattle and Annandale. BBCN Bancorp is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Bank is a California-chartered bank and its deposits are insured by the FDIC to the extent provided by law. The Company specializes in core business banking products for small and medium-sized businesses, with an emphasis in commercial real estate and business lending, SBA lending and international trade financing.
Principles of Consolidation—The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, principally the Bank.
Cash Flows—Cash and cash equivalents include cash and due from banks, interest earning deposits, federal funds sold and term federal funds sold, which have original maturities less than 90 days. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act. The reserve and clearing requirement balance was $0 at December 31, 2014. Net cash flows are reported for customer loan and deposit transactions, deferred income taxes and other assets and liabilities.
Securities—Securities are classified and accounted for as follows:

(i)
Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost. At December 31, 2014 and 2013, we did not own securities in this category;

(ii)
Securities are classified as “available-for-sale” when they might be sold before maturity and are reported at fair value. Unrealized holding gains and losses are reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of taxes.

Accreted discounts and amortized premiums on securities are included in interest income using the interest method, and realized gains or losses related to sales of securities are calculated using the specific identification method, without anticipating prepayments, except for mortgage-backed securities where prepayments are expected.
Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic conditions warrant such evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

origination costs are deferred and recognized in interest income using the level-yield method over the life of the loan. Interest on loans is credited to income as earned and is accrued only if deemed collectible.
Generally, loans are placed on nonaccrual status and the accrual of interest is discontinued if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. Generally, payments received on nonaccrual loans are recorded as principal reductions. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
The historical loss experience for Legacy Loans is based on the actual loss history experienced by the Company. The loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
The Company uses a loan migration analysis which is a formula methodology based on the Bank's actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis is centered on the Bank's internal credit risk rating system. The Company's internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Loans Held for Sale—Small Business Administration (“SBA”) loans that the Company has the intent to sell prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or fair value, on an aggregate basis. A valuation allowance is established if the aggregate fair value of such loans is lower than their cost and charged to earnings. Gains or losses recognized upon the sale of loans are determined on a specific identification basis. SBA loan transfers are accounted for as sales when control over the loan has been surrendered. Control over such loans is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain control over the transferred assets through an agreement to repurchase them before their maturity.
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
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No impairment charges were required in 2014, 2013, or 2012.
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
Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are computed on the straight-line method over the following estimated useful lives:

Buildings	15	-	30	years
Furniture, fixture, and equipment	3	-	7	years
Computer equipment	1	-	5	years
Computer software	1	-	5	years
Leasehold improvement	life of lease or improvements, whichever is shorter
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
FDIC Loss Share Receivable—In conjunction with the FDIC-assisted acquisition of Innovative Bank, the Company entered into shared-loss agreements with the FDIC for amounts receivable covered by the shared-loss agreements. The Company elected to account for amounts receivable under the loss sharing agreement with the FDIC as FDIC loss share receivable in accordance with ASC 805. The FDIC loss share receivable was recorded at fair value, based on the discounted

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

value of expected future cash flows under the loss sharing agreement. The cash flows expected to be received under the loss agreement were estimated by management with the assistance of a third party valuation specialist. The difference between the present value and the undiscounted cash flows we expect to collect from the FDIC will be accreted into noninterest income over the life of the FDIC loss share receivable.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Equity—The Company accrues for common stock dividends as declared. Common stock dividends of $27.8 million and $19.7 million were paid in 2014 and 2013. There were no common stock dividends declared but unpaid at December 31, 2014 and 2013. Accrued preferred and common stock dividends are included in other liabilities.
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
Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the consolidated financial statements as of December 31, 2014 or 2013.
Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. See Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.
Allowance for Unfunded Commitments—The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to these unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The allowance for unfunded commitments is included in other liabilities on the consolidated balance sheets, with changes to the balance charged against noninterest expense.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Recently Issued Accounting Pronouncements
FASB ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to adeferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.
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
FASB ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 31, 2014 and is not expected to have a significant impact on the Company's financial statements.
FASB ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in ASU 2014-15 defines

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Under the terms of the acquisition agreement, Foster shareholders were able to elect to receive a cash price of $34.6703 per share or, for shareholders who qualified as accredited investors, 2.62771 shares of Company common stock for each share of Foster common stock. As of December 31, 2014, the Company issued 183,269 shares of Company common stock in exchange for 69,749 shares of Foster common stock, paid $2.0 million for 58,906 shares of Foster common stock and there were 3,345 shares of Foster common stock that had not been redeemed. At December 31, 2014, the accrued liability for the unredeemed Foster common shares was $116 thousand.
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
The outstanding principal balances and the related carrying amounts of the acquired loans included in the statement of financial condition are $188.1 million and $153.9 million, respectively for Foster and $75.3 million and $64.9 million, respectively for PIB, as of December 31, 2014.
Pro Forma Information
The operating results of Foster and PIB from the dates of acquisitions through December 31, 2013 are included in the Condensed Consolidated Statement of Income for 2013 and are not material to the total consolidated operating results for the year ended December 31, 2013.
The following unaudited combined pro forma information presents the operating results for the year ended December 31, 2013, as if the Foster and PIB acquisitions had occurred on January 1, 2013:

2013
(In thousands, except share data)
Net Interest income	$263,737
Net income	$78,155

Pro forma earnings per share:
Basic	$0.98
Diluted	$0.98
The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisitions. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Acquisition-Related Expenses
The Company incurred acquisition-related expenses associated with the Foster and PIB acquisitions which were reflected on the Company's income statement. During the year ended December 31, 2014, the Company incurred $264 thousand and $58 thousand in expenses related to the Foster and PIB acquisitions, respectively. During the year ended December 31, 2013, the Company incurred $4.0 million and $1.1 million in expenses related to the Foster and PIB acquisitions, respectively. These expenses are comprised primarily of salaries and benefits, occupancy expenses, professional services, and other noninterest expense.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.	SECURITIES AVAILABLE FOR SALE
The following is a summary of securities available for sale at December 31, 2014 and 2013:

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$304,947	$1,376	$(3,549)	$302,774
Mortgage-backed securities	460,487	6,528	(1,526)	465,489
Trust preferred securities	4,531	—	(544)	3,987
Municipal bonds	6,487	443	—	6,930
Total debt securities	776,452	8,347	(5,619)	779,180
Mutual funds	17,425	—	(82)	17,343
	$793,877	$8,347	$(5,701)	$796,523
	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$286,608	$1,104	$(13,611)	$274,101
Mortgage-backed securities	409,165	3,620	(7,789)	404,996
Trust preferred securities	4,516	—	(819)	3,697
Municipal bonds	5,687	319	(70)	5,936
Total debt securities	705,976	5,043	(22,289)	688,730
Mutual funds	17,425	—	(404)	17,021
	$723,401	$5,043	$(22,693)	$705,751

As of December 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
The proceeds from sales of securities and the associated gains are listed below:

	2014	2013	2012
	(in thousands)
Proceeds	$—	$6,634	$28,446
Gross gains	—	54	949
Gross losses	—	—	—

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$340	$344
Due after one year through five years	755	833
Due after five years through ten years	3,410	3,751
Due after ten years	6,513	5,989
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	304,947	302,774
Mortgage-backed securities	460,487	465,489
Mutual funds	17,425	17,343
	$793,877	$796,523

Securities with carrying values of approximately $366.2 million and $360.6 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
Securities with gross unrealized losses, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated, are as follows:

	At December 31, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations*	7	$71,189	$(507)	13	$133,563	$(3,042)	20	$204,752	$(3,549)
Mortgage-backed securities*	7	38,133	(139)	6	62,036	(1,387)	13	100,169	(1,526)
Trust preferred securities	—	—	—	1	3,988	(544)	1	3,988	(544)
Mutual funds	—	—	—	1	13,343	(82)	1	13,343	(82)
	14	$109,322	$(646)	21	$212,930	$(5,055)	35	$322,252	$(5,701)
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
The Company has certain trust preferred securities, collateralized mortgage obligations, and mortgage-backed securities that were in a continuous loss position for twelve months or longer as of December 31, 2014. The trust preferred securities in a continuous loss position for twelve months or longer had an unrealized loss of $544 thousand at December 31, 2014 and are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligator. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $3.0 million and $1.4 million, respectively, at December 31, 2014. These securities were investments in U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings ("AA" grade or better). The interest on the securities that were in an unrealized loss position have been paid as agreed, and management believes this will continue in the future and that the securities will be paid in full as scheduled. The market value declines are deemed to be due to the current market volatility and are not reflective of management’s expectations of the Company's ability to fully recover the investments, which may be at maturity. For these reasons, no OTTI was recognized on the securities that were in a continuous loss position for twelve months or longer at December 31, 2014.
The Company considers the losses on our investments in unrealized loss positions at December 31, 2014 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.	LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES
The following is a summary of loans by major category at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$21,415	$10,039
Commercial & industrial	4,324,349	3,821,163
Construction	94,086	72,856
Total real estate loans	4,439,850	3,904,058
Commercial business	903,621	949,093
Trade finance	134,762	124,685
Consumer and other	89,849	98,507
Total loans outstanding	5,568,082	5,076,343
Less: deferred loan fees	(2,890)	(2,168)
Gross loans receivable	5,565,192	5,074,175
Less: allowance for loan losses	(67,758)	(67,320)
Loans receivable, net	$5,497,434	$5,006,855

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

The following table presents changes in the accretable discount on the ACILs for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$47,398	$18,652
Additions due to mergers and acquisitions	—	19,873
Accretion	(16,222)	(15,590)
Changes in expected cash flows	(7,125)	24,463
Balance at end of period	$24,051	$47,398

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014 and 2013:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
December 31, 2014
Balance, beginning of period	40,068	16,796	2,653	461	6,482	796	—	64	67,320
Provision (credit) for loan losses	428	4,656	4,737	(240)	2,133	856	—	68	12,638
Loans charged off	(2,512)	(9,500)	(3,934)	(21)	(214)	(1,499)	—	(79)	(17,759)
Recoveries of charged offs	791	4,034	—	227	172	332	—	3	5,559
Balance, end of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

December 31, 2013
Balance, beginning of period	$41,505	$16,490	$2,349	$658	$4,718	$1,115	$3	$103	$66,941
Provision (credit) for loan losses	665	2,491	7,517	169	7,880	1,319	(3)	(38)	20,000
Loans charged off	(2,406)	(4,022)	(7,213)	(524)	(6,123)	(1,738)	—	(43)	(22,069)
Recoveries of charged offs	304	1,837	—	158	7	100	—	42	2,448
Balance, end of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

The following tables disaggregate the allowance for loan losses and the carrying value of loans receivables by impairment methodology at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,940	$6,929	$1,312	$—	$434	$307	$—	$—	$10,922
Collectively evaluated for impairment	36,835	9,057	2,144	427	792	178	—	56	49,489
Loans acquired with credit deterioration	—	—	—	—	7,347	—	—	—	7,347
Total	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

Loans outstanding:
Individually evaluated for impairment	$57,506	$40,829	$5,936	$465	$20,035	$1,778	$—	$596	$127,145
Collectively evaluated for impairment	3,864,289	784,407	128,826	37,312	397,147	43,460	—	25,859	5,281,300
Loans acquired with credit deterioration	—	—	—	—	100,873	33,147	—	25,617	159,637
Total	$3,921,795	$825,236	$134,762	$37,777	$518,055	$78,385	$—	$52,072	$5,568,082

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	December 31, 2013
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,578	$5,183	$159	$32	$1,092	$622	$—	$—	$12,666
Collectively evaluated for impairment	34,490	11,613	2,494	429	612	174	—	64	49,876
Loans acquired with credit deterioration	—	—	—	—	4,778	—	—	—	4,778
Total	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320

Loans outstanding:
Individually evaluated for impairment	$49,177	$37,314	$5,692	$535	$19,992	$2,792	$—	$767	$116,269
Collectively evaluated for impairment	3,076,924	778,350	117,249	32,421	613,696	84,325	—	31,802	4,734,767
Loans acquired with credit deterioration	—	—	—	—	144,269	46,312	1,744	32,982	225,307
Total	$3,126,101	$815,664	$122,941	$32,956	$777,957	$133,429	$1,744	$65,551	$5,076,343
As of December 31, 2014 and December 31, 2013, the liability for unfunded commitments was $1.6 million and $885 thousand, respectively. For the year ended December 31, 2014 and 2013, the recognized provision for credit losses related to unfunded commitments was $688 thousand and $83 thousand.
The recorded investment in individually impaired loans was as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
With Allocated Allowance
Without charge-off	$67,352	$85,920
With charge-off	6,582	851
With No Allocated Allowance
Without charge-off	46,885	23,160
With charge-off	6,326	6,338
Allowance on Impaired Loans	(10,922)	(12,666)
Impaired Loans, net of allowance	$116,223	$103,603

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables detail impaired loans (Legacy and Acquired) by portfolio segment. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of December 31, 2014			For the year ended December 31, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	4,902	5,288	390	5,205	127
Hotel & Motel	13,401	14,548	469	12,053	532
Gas Station & Car Wash	1,904	3,507	379	2,440	60
Mixed Use	482	497	13	823	—
Industrial & Warehouse	2,111	2,126	13	7,309	119
Other	9,781	10,389	1,110	9,709	355
Real Estate—Construction	—	—	—	—	—
Commercial Business	37,300	38,730	7,236	32,798	1,502
Trade Finance	4,053	11,310	1,312	6,647	—
Consumer and Other	—	—	—	114	—
	$73,934	$86,395	$10,922	$77,098	$2,695
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	11,708	13,492	—	8,462	358
Hotel & Motel	5,992	8,728	—	6,655	—
Gas Station & Car Wash	2,693	4,065	—	4,139	44
Mixed Use	1,589	1,697	—	1,415	39
Industrial & Warehouse	14,374	17,940	—	9,311	494
Other	7,083	9,886	—	5,118	93
Real Estate—Construction	1,521	1,545	—	1,583	—
Commercial Business	5,307	6,880	—	8,349	50
Trade Finance	1,883	5,000	—	724	—
Consumer and Other	1,061	1,118	—	1,168	28
	$53,211	$70,351	$—	$46,924	$1,106
Total	$127,145	$156,746	$10,922	$124,022	$3,801

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2014			For the year ended December 31, 2014
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,653	1,638	36	838	97
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	1,762	1,953	379	1,783	60
Mixed Use	352	348	2	212	—
Industrial & Warehouse	—	—	—	1,026	—
Other	1,763	2,016	17	1,134	5
Real Estate—Construction	—	—	—	—	—
Commercial Business	769	928	307	1,090	15
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$6,299	$6,883	$741	$6,083	$177
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	3,158	3,376	—	1,869	27
Hotel & Motel	5,591	7,493	—	6,067	—
Gas Station & Car Wash	9	297	—	621	—
Mixed Use	—	—	—	275	—
Industrial & Warehouse	1,737	1,954	—	2,673	39
Other	4,009	5,174	—	3,798	41
Real Estate—Construction	—	—	—	—	—
Commercial Business	1,009	1,758	—	1,321	4
Trade Finance	—	—	—	—	—
Consumer and Other	596	652	—	772	8
	$16,109	$20,704	$—	$17,396	$119
Total	$22,408	$27,587	$741	$23,479	$296

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2013			For the year ended December 31, 2013
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	7,318	7,451	827	7,783	181
Hotel & Motel	11,920	12,744	2,841	11,432	550
Gas Station & Car Wash	3,145	3,236	519	2,090	117
Mixed Use	930	953	212	1,108	43
Industrial & Warehouse	12,398	12,470	810	9,496	323
Other	10,262	10,351	1,461	9,826	405
Real Estate—Construction	—	—	—	—	—
Commercial Business	34,663	36,472	5,805	27,010	1,572
Trade Finance	5,600	5,628	159	5,313	41
Consumer and Other	535	535	32	348	23
	$86,771	$89,840	$12,666	$74,406	$3,255
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	4,025	6,591	—	3,428	45
Hotel & Motel	6,502	10,498	—	6,304	—
Gas Station & Car Wash	4,845	8,273	—	3,803	139
Mixed Use	845	912	—	697	—
Industrial & Warehouse	3,806	7,204	—	3,958	10
Other	1,548	3,647	—	3,043	—
Real Estate—Construction	1,625	1,625	—	1,670	89
Commercial Business	5,443	8,437	—	2,770	25
Trade Finance	92	7,279	—	18	—
Consumer and Other	767	831	—	1,067	—
	$29,498	$55,297	$—	$26,758	$308
Total	$116,269	$145,137	$12,666	$101,164	$3,563

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2013			For the year ended December 31, 2013
Impaired APLs(1)	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With Related Allowance:
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	391	397	15	1,084	14
Hotel & Motel	—	—	—	—	—
Gas Station & Car Wash	794	885	341	485	—
Mixed Use	—	—	—	—	—
Industrial & Warehouse	5,128	5,200	612	6,323	—
Other	1,362	1,412	124	1,819	43
Real Estate—Construction	—	—	—	—	—
Commercial Business	1,984	3,354	622	2,827	5
Trade Finance	—	—	—	—	—
Consumer and Other	—	—	—	—	—
	$9,659	$11,248	$1,714	$12,538	$62
With No Related Allowance
Real Estate—Residential	$—	$—	$—	$—	$—
Real Estate—Commercial
Retail	1,244	2,216	—	953	14
Hotel & Motel	6,441	8,676	—	6,169	—
Gas Station & Car Wash	1,614	2,109	—	1,366	62
Mixed Use	—	—	—	—	—
Industrial & Warehouse	1,883	3,446	—	2,482	10
Other	1,135	1,547	—	1,600	—
Real Estate—Construction	—	—	—	—	—
Commercial Business	808	948	—	291	—
Trade Finance	—	—	—	—	—
Consumer and Other	767	831	—	779	—
	$13,892	$19,773	$—	$13,640	$86
Total	$23,551	$31,021	$1,714	$26,178	$148

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

(1)	APLs that became impaired subsequent to being acquired.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31, 2012
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment

With Related Allowance:
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	3,512	255
Hotel & Motel	17,536	426
Gas Station & Car Wash	2,908	—
Mixed Use	3,182	—
Industrial & Warehouse	3,052	66
Other	14,322	805
Real Estate—Construction	26	—
Commercial Business	25,227	1,252
Trade Finance	3,510	248
Consumer and Other	119	4
	73,394	3,056
With No Related Allowance
Real Estate—Residential	$—	$—
Real Estate—Commercial
Retail	1,602	48
Hotel & Motel	1,365	—
Gas Station & Car Wash	1,775	—
Mixed Use	180	—
Industrial & Warehouse	4,408	160
Other	2,598	—
Real Estate—Construction	1,710	111
Commercial Business	8,028	18
Trade Finance	946	—
Consumer and Other	357	20
	22,969	357
Total	96,363	3,413

*	Unpaid contractual principal balance less charge-offs, interest applied to principal and purchase discounts.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the aging of past due loans as of December 31, 2014 and December 31, 2013 by class of loans:

	As of December 31, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent loans
	(In thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	201	351	—	552	4,586	5,138
Hotel & Motel	299	—	—	299	2,336	2,635
Gas Station & Car Wash	—	—	—	—	2,105	2,105
Mixed Use	437	—	—	437	930	1,367
Industrial & Warehouse	—	208	—	208	2,335	2,543
Other	455	524	—	979	2,150	3,129
Real estate—Construction	—	—	—	—	1,521	1,521
Commercial business	655	729	—	1,384	9,640	11,024
Trade finance	—	—	—	—	3,194	3,194
Consumer and other	36	—	—	36	18	54
Subtotal	$2,083	$1,812	$—	$3,895	$28,815	$32,710
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	1,402	—	—	1,402	2,792	4,194
Hotel & Motel	—	—	—	—	5,591	5,591
Gas Station & Car Wash	—	—	—	—	736	736
Mixed Use	345	—	—	345	352	697
Industrial & Warehouse	—	—	361	361	1,185	1,546
Other	—	—	—	—	4,370	4,370
Real estate—Construction	—	—	—	—	—	—
Commercial business	36	347	—	383	1,468	1,851
Trade finance	—	—	—	—	—	—
Consumer and other	23	90	—	113	1,044	1,157
Subtotal	$1,806	$437	$361	$2,604	$17,538	$20,142
TOTAL	$3,889	$2,249	$361	$6,499	$46,353	$52,852

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.9 million.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2013
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent loans
	(In Thousands)
Legacy Loans
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	122	—	—	122	4,363	4,485
Hotel & Motel	—	—	—	—	121	121
Gas Station & Car Wash	1,038	—	—	1,038	2,228	3,266
Mixed Use	—	—	—	—	974	974
Industrial & Warehouse	215	—	—	215	1,923	2,138
Other	—	—	—	—	1,398	1,398
Real estate—Construction	—	—	—	—	—	—
Commercial business	780	244	—	1,024	6,402	7,426
Trade finance	—	—	—	—	1,031	1,031
Consumer and other	54	22	—	76	—	76
Subtotal	2,209	266	—	2,475	18,440	20,915
Acquired Loans (1)
Real estate—Residential	$—	$—	$—	$—	$—	$—
Real estate—Commercial
Retail	2,024	—	—	2,024	1,030	3,054
Hotel & Motel	—	—	—	—	6,441	6,441
Gas Station & Car Wash	1,068	—	—	1,068	1,339	2,407
Mixed Use	576	—	—	576	—	576
Industrial & Warehouse	121	—	—	121	6,890	7,011
Other	516	1,729	—	2,245	1,376	3,621
Real estate—Construction	—	—	—	—	—	—
Commercial business	524	703	5	1,232	2,708	3,940
Trade finance	—	—	—	—	—	—
Consumer and other	284	74	—	358	930	1,288
Subtotal	$5,113	$2,506	$5	$7,624	$20,714	$28,338
TOTAL	$7,322	$2,772	$5	$10,099	$39,154	$49,253

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $27.5 million.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following tables present the risk rating for Legacy Loans and Acquired Loans as of December 31, 2014 and December 31, 2013 by class of loans:

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—Residential	$20,586	$—	$—	$—	$20,586
Real estate—Commercial
Retail	1,015,195	20,177	14,805	—	1,050,177
Hotel & Motel	784,586	114	7,746	—	792,446
Gas Station & Car Wash	553,901	—	8,857	—	562,758
Mixed Use	288,409	1,147	2,187	—	291,743
Industrial & Warehouse	347,805	9,181	12,313	—	369,299
Other	699,644	28,044	13,013	—	740,701
Real estate—Construction	92,564	—	1,521	—	94,085
Commercial business	765,280	18,792	41,138	26	825,236
Trade finance	103,844	18,599	12,319	—	134,762
Consumer and other	37,256	38	470	13	37,777
Subtotal	$4,709,070	$96,092	$114,369	$39	$4,919,570
Acquired Loans:
Real estate—Residential	$539	$290	$—	$—	$829
Real estate—Commercial
Retail	157,485	3,531	25,469	—	186,485
Hotel & Motel	69,236	3,889	9,241	—	82,366
Gas Station & Car Wash	27,936	369	8,542	268	37,115
Mixed Use	25,843	7,001	3,048	—	35,892
Industrial & Warehouse	66,214	667	14,177	—	81,058
Other	76,956	2,076	15,242	36	94,310
Real estate—Construction	—	—	—	—	—
Commercial business	48,270	6,331	22,721	1,063	78,385
Trade finance	—	—	—	—	—
Consumer and other	40,136	2,089	9,066	781	52,072
Subtotal	$512,615	$26,243	$107,506	$2,148	$648,512
Total	$5,221,685	$122,335	$221,875	$2,187	$5,568,082

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
		(In thousands)
Legacy Loans:
Real estate—Residential	$8,070	$—	$—	$—	$8,070
Real estate—Commercial
Retail	842,815	858	14,365	—	858,038
Hotel & Motel	568,263	1,841	13,661	—	583,765
Gas Station & Car Wash	455,205	—	10,854	—	466,059
Mixed Use	259,788	360	3,324	—	263,472
Industrial & Warehouse	251,993	4,116	12,056	—	268,165
Other	589,895	3,928	11,493	359	605,675
Real estate—Construction	71,231	—	1,626	—	72,857
Commercial business	759,956	12,756	42,952	—	815,664
Trade finance	91,055	22,589	9,297	—	122,941
Consumer and other	32,389	32	535	—	32,956
Subtotal	$3,930,660	$46,480	$120,163	$359	$4,097,662
Acquired Loans:
Real estate—Residential	$1,066	$284	$619	$—	$1,969
Real estate—Commercial
Retail	237,325	9,319	28,128	94	274,866
Hotel & Motel	109,138	7,134	14,836	179	131,287
Gas Station & Car Wash	35,356	1,621	14,440	245	51,662
Mixed Use	32,992	1,467	5,316	—	39,775
Industrial & Warehouse	92,570	3,525	19,720	—	115,815
Other	133,752	6,698	21,573	560	162,583
Real estate—Construction	—	—	—	—	—
Commercial business	94,854	10,266	26,245	2,064	133,429
Trade finance	1,744	—	—	—	1,744
Consumer and other	51,036	2,695	7,460	4,360	65,551
Subtotal	$789,833	$43,009	$138,337	$7,502	$978,681
Total	$4,720,493	$89,489	$258,500	$7,861	$5,076,343

The following table presents loans sold from loans held for investment or transferred from held for investment to held for sale during the year ended December 31, 2014 and 2013 by portfolio segment:

	Year Ended December 31,
	2014	2013
Sales or reclassification to held for sale
Real estate - Commercial	$1,606	$6,900
Commercial Business	388	—
Total	$1,994	$6,900

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by portfolio segment and impairment method at December 31, 2014 and December 31, 2013:

	As of December 31, 2014
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$76,020	$1,521	$42,607	$5,936	$1,061	$127,145
Specific allowance	$—	$2,374	$—	$7,236	$1,312	$—	$10,922
Loss coverage ratio	N/A	3.1%	0.0%	17.0%	22.1%	0.0%	8.6%
Non-impaired loans	$21,416	$4,248,329	$92,564	$861,014	$128,826	$88,788	$5,440,937
General allowance	$146	$44,161	$667	$9,235	$2,144	$483	$56,836
Loss coverage ratio	0.7%	1.0%	0.7%	1.1%	1.7%	0.5%	1.0%
Total loans	$21,416	$4,324,349	$94,085	$903,621	$134,762	$89,849	$5,568,082
Total allowance for loan losses	$146	$46,535	$667	$16,471	$3,456	$483	$67,758
Loss coverage ratio	0.7%	1.1%	0.7%	1.8%	2.6%	0.5%	1.2%

	As of December 31, 2013
	Real estate - Residential	Real estate - Commercial	Real estate - Construction	Commercial business	Trade finance	Consumer and other	Total
	(Dollars in thousands)
Impaired loans (Gross carrying value)	$—	$67,544	$1,625	$40,106	$5,692	$1,302	$116,269
Specific allowance	$—	$6,670	$—	$5,805	$159	$32	$12,666
Loss coverage ratio	N/A	9.9%	0.0%	14.5%	2.8%	2.5%	10.9%
Non-impaired loans	$10,039	$3,753,619	$71,231	$908,987	$118,993	$97,205	$4,960,074
General allowance	$25	$39,227	$628	$11,787	$2,494	$493	$54,654
Loss coverage ratio	0.2%	1.0%	0.9%	1.3%	2.1%	0.5%	1.1%
Total loans	$10,039	$3,821,163	$72,856	$949,093	$124,685	$98,507	$5,076,343
Total allowance for loan losses	$25	$45,897	$628	$17,592	$2,653	$525	$67,320
Loss coverage ratio	0.2%	1.2%	0.9%	1.9%	2.1%	0.5%	1.3%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At December 31, 2014, total modified loans were $76.1 million, compared to $58.9 million at December 31, 2013. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Substandard or Special Mention. At the end of the modification period, the loan

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual by type of concession as of December 31, 2014, December 31, 2013, and December 31, 2012 is presented below:

	As of December 31, 2014
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,235	$556	$—	$12,791	$3,840	$517	$—	$4,357	$17,148
Maturity / Amortization concession	2,189	20,053	3,387	25,629	1,207	3,158	1,550	5,915	31,544
Rate concession	13,684	5,024	—	18,708	8,473	80	176	8,729	27,437
Principal forgiveness	—	—	—	—	—	15	—	15	15
	$28,108	$25,633	$3,387	$57,128	$13,520	$3,770	$1,726	$19,016	$76,144

	As of December 31, 2013
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$7,437	$1,057	$—	$8,494	$9,489	$1,279	$767	$11,535	$20,029
Maturity / Amortization concession	765	6,565	535	7,865	1,653	3,656	—	5,309	13,174
Rate concession	13,055	4,490	—	17,545	8,107	—	—	8,107	25,652
Principal forgiveness	—	—	—	—	—	49	—	49	49
	$21,257	$12,112	$535	$33,904	$19,249	$4,984	$767	$25,000	$58,904

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	As of December 31, 2012
	TDRs on accrual				TDRs on nonaccrual				TOTAL
	Real estate - Commercial	Commercial Business	Other	Total	Real estate - Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	9,608	687	—	$10,295	4,735	4,618	802	$10,155	$20,450
Maturity / Amortization concession	348	3,847	536	$4,731	652	1,941	869	$3,462	$8,193
Rate concession	13,594	1,229	—	$14,823	7,923	—	—	$7,923	$22,746
Principal forgiveness	—	—	—	$—	—	62	—	$62	$62
	$23,550	$5,763	$536	$29,849	$13,310	$6,621	$1,671	$21,602	$51,451

TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified. Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at December 31, 2014 were comprised of 24 commercial real estate loans totaling $28.1 million, 30 commercial business loans totaling $25.6 million and 3 consumer and other loans totaling $3.4 million. TDRs on accrual status at December 31, 2013 were comprised of 15 commercial real estate loans totaling $21.3 million, 28 commercial business loans totaling $12.1 million, and 2 consumer loans totaling $535 thousand. TDRs on accrual status at December 31, 2012 were comprised of 12 commercial real estate loans totaling $23.6 million and 20 commercial business loans totaling $5.8 million. Management expects that the TDRs on accrual status as of December 31, 2014, which were all performing in accordance with their restructured terms, will continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are still monitored for potential impairment.
The Company has allocated $5.7 million, $6.6 million, and $6.3 million of specific reserves to TDRs as of December 31, 2014, 2013, and 2012 respectively. As of December 31, 2014, 2013, and 2012 the Company did not have any outstanding commitments to extend additional funds to these borrowers.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2014 and 2013:

	For the year ended			For the year ended			For the year ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Number of Loans	Pre-Modifi-cation	Post-Modifi-cation	Number of Loans	Pre-Modifi-cation	Post-Modifi-cation	Number of Loans	Pre-Modifi-cation	Post-Modifi-cation

Legacy Loans:
Real estate - Residential	—	$—	$—	—	$—	$—	—	$—	$—
Real estate - Commercial
Retail	2	645	618	6	6,195	6,214	5	2,456	2,321
Hotel & Motel	—	—	—	—	—	—	1	1,479	1,444
Gas Station & Car Wash	—	—	—	1	1,371	880	1	216	50
Mixed Use	—	—	—	—	—	—	—	—	—
Industrial & Warehouse	2	783	821	1	370	338	1	502	494
Other	2	327	350	—	—	—	4	12,391	9,234
Real estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	19	18,143	17,219	15	8,687	7,552	14	4,075	4,838
Trade Finance	3	3,156	4,053	—	—	—	1	1,493	401
Consumer and Other	—	—	—	2	970	490	1	480	480
Subtotal	28	$23,054	$23,061	25	$17,593	$15,474	28	$23,092	$19,262
Acquired Loans:
Real estate - Residential	—	$—	$—	—	$—	$—	—	—	—
Real estate - Commercial
Retail	2	1,075	1,035	3	336	321	2	1,458	1,286
Hotel & Motel	—	—	—	—	—	—	1	6,165	5,990
Gas Station & Car Wash	1	794	727	1	165	—	—	—	—
Mixed Use	—	—	—	—	—	—	—	—	—
Industrial & Warehouse	1	75	74	2	10,336	5,208	—	—	—
Other	2	1,356	1,300	2	1,137	1,122	1	670	631
Real estate - Construction	—	—	—	—	—	—	—	—	—
Commercial business	6	426	142	8	1,182	441	6	2,476	2,384
Trade Finance	—	—	—	—	—	—	—	—	—
Consumer and Other	1	195	180	—	—	—	4	808	802
Subtotal	13	$3,921	$3,458	16	$13,156	$7,092	14	$11,577	$11,093
Total	41	$26,975	$26,519	41	$30,749	$22,566	42	$34,669	$30,355

The specific reserves for the TDRs described above as of December 31, 2014, 2013, and 2012 were $2.4 million, $2.0 million, and $2.5 million, respectively, and the charge offs for the years ended December 31, 2014, 2013, 2012 and were $3.3 million, $2.6 million, and $158 thousand respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the years ended December 31, 2014, 2013, and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate - Commercial
Retail	—	$—	1	$508	1	$268
Hotel & Motel	—	—	—	—	—	—
Gas Station & Car Wash	—	—	—	—	1	50
Industrial & Warehouse	1	21	—	—	—	—
Other	—	—	—	—	1	562
Commercial Business	2	14	5	540	3	76
Subtotal	3	$35	6	$1,048	6	$956
Acquired Loans:
Real estate - Commercial
Retail	1	$121	1	$56	—	$—
Hotel & Motel	—	—	—	—	1	5,990
Gas Station & Car Wash	—	—	1	—	—	—
Industrial & Warehouse	—	—	1	5,128	—	—
Other	—	—	—	—	—	—
Commercial Business	3	118	3	47	2	143
Subtotal	4	$239	6	$5,231	3	$6,133
	7	$274	12	$6,279	9	$7,089

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The specific reserves for the TDRs described above as of December 31, 2014, 2013, and 2012 were $0, $661 thousand, and $89 thousand respectively, and the charge offs for the years ended December 31, 2014, 2013, and 2012 were $125 thousand, $7.0 million, and $158 thousand respectively.
The three Legacy Loans that subsequently defaulted in 2014 were modified through payment concessions and were comprised of one Real Estate loan totaling $21 thousand and two Commercial Business loans totaling $14 thousand.
The four Acquired Loans that subsequently defaulted in 2014 were modified through payment concessions, maturity concessions or rate concessions. The payment concessions were comprised of two Commercial Business loans totaling $118 thousand. There was one Real Estate loan totaling $121 thousand modified through a rate concession, and there was one Commercial Business loan modified through a maturity concession that was fully charged off.
The six Legacy Loans that subsequently defaulted in 2013 were modified through payment concession, maturity / amortization concession, or rate concession. The payment concessions were comprised of two Commercial Business loan totaling $540 thousand . The maturity / amortization concessions were comprised of two Commercial Business loans that were fully charged off during the year.. The rate concessions were comprised of one Real Estate Commercial - Retail loan totaling $508 thousand, and one Commercial Business loan that was fully charged off during the year.
The six Acquired Loans that subsequently defaulted in 2013 were modified through payment concessions and are comprised of: three Commercial Business loans totaling $47 thousand, one Real Estate Commercial - Industrial loan totaling

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

$5.1 million, one Real Estate Commercial - Retail loan totaling $56 thousand, and one Real Estate Commercial - Gas Station & Car Wash loan that was fully charged off during the year.
The six Legacy Loans that subsequently defaulted during 2012 were modified through payment concession, maturity date / amortization concession, or rate concession. The payment concessions were comprised of one Real Estate Commercial - Gas Station & Car Wash loans totaling $50 thousand and one Commercial Business loan. The maturity date / amortization concessions were comprised of one Real Estate Commercial - Retail loan totaling $268 thousand and two Commercial Business loan totaling $76 thousand. The rate concession was comprised of one Real Estate Commercial - Other loan totaling $562 thousand.
The three Acquired loans that subsequently defaulted in 2012 were modified as follows: one Real Estate Commercial - Hotel & Motel loan totaling $6.0 million was modified through a rate concession and two Commercial Business loans totaling $143 thousand were modified through a payment concession and rate concession, respectively.
Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California and appointed the FDIC as its receiver. On the same date, the Company assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC.
Covered nonperforming assets totaled $1.5 million and $826 thousand at December 31, 2014 and December 31, 2013, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Covered loans on nonaccrual status	$1,355	$236
Covered other real estate owned	96	590
Total covered nonperforming assets	$1,451	$826

Acquired covered loans	$32,560	$55,088
Related Party Loans
In the ordinary course of business, the Company entered into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of December 31, 2014 and December 31, 2013, and the outstanding principal balance as of December 31, 2014 and December 31, 2013 was $3.7 million and $11.1 million, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The change in goodwill during the year is as follows:

	2014	2013
	(In thousands)
Beginning of year	$105,401	$89,878
Acquired Goodwill - PIB	—	3,526
Acquired Goodwill - Foster	—	29,665
Measurement period adjustments - PIB	—	(3,526)
Measurement period adjustments - Foster	—	(14,142)
Impairment	—	—
End of year	$105,401	$105,401

The following table provides information regarding the amortizing intangible assets at December 31, 2014 and 2013:

		2014		2013
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:	Amortization period
Core deposit—Center Financial Corporation acquisition	7 years	4,100	(2,686)	4,100	(1,965)
Core deposit—PIB acquisition	7 years	604	(269)	604	(138)
Core deposit—Foster acquisition	10 years	2,763	(625)	2,763	(180)
Total		$7,467	$(3,580)	$7,467	$(2,283)
Total amortization expense on deposit premiums was $1.3 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively. The estimated future amortization expense over the next five years for identifiable intangible assets is as follows: $1.1 million in 2015, $849 thousand in 2016, $639 thousand in 2017, $436 thousand in 2018, and $251 thousand in 2019.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.	PREMISES AND EQUIPMENT

The following table provides information regarding the premises and equipment at December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Land	$6,516	$6,890
Building and improvements	6,659	6,712
Furniture, Fixtures, and equipment	19,506	16,860
Leasehold improvements	23,765	22,673
Software/License	4,191	3,611
	60,637	56,746
Less: Accumulated depreciation and amortization	(29,915)	(25,852)
Total premises and equipment, net	$30,722	$30,894

Depreciation and amortization expense totaled $6.6 million, $5.4 million, and $5.0 million for 2014, 2013, and 2012, respectively.

7.	DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2014 and 2013 was $1.67 billion and $1.50 billion, respectively. Included in time deposits of $100,000 or more were $300.0 million in California State Treasurer’s deposits at December 31, 2014 and 2013. The California State Treasurer’s deposits are subject to withdrawal based on the State’s periodic evaluations. The Company is required to pledge eligible collateral of at least 110% of outstanding deposits. At December 31, 2014 and 2013, securities with carrying values of approximately $364.6 million and $341.4 million, respectively, were pledged as collateral for the California State Treasurer’s deposits.
At December 31, 2014, the scheduled maturities for time deposits were as follows:

Year Ended December 31

(In thousands)
2015	$2,011,919
2016	258,644
2017	8,195
2018	5,003
2019 and thereafter	4,613
$2,288,374

Interest expense on deposits is summarized as follows:

	2014	2013	2012
	(In thousands)
Money market and other	$10,270	$7,818	$7,566
Savings deposits	2,094	2,800	3,364
Time deposits	16,814	12,703	10,424
	$29,178	$23,321	$21,354

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8.	BORROWINGS
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.2 billion and $1.8 billion at December 31, 2014 and 2013, respectively. The terms of this credit facility require the Bank to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
Real estate secured loans with a carrying amount of approximately $2.9 billion and $2.3 billion were pledged as collateral for borrowings from the FHLB at December 31, 2014 and 2013, respectively. Other than FHLB stock, securities totaling $0 and $13.2 million, respectively, were pledged as collateral for borrowings from the FHLB, at December 31, 2014 and 2013, respectively.
At December 31, 2014 and December 31, 2013, FHLB advances were $481.0 million and $421.4 million, had a weighted average interest rate of 1.09% and 1.16%, respectively, and had various maturities through October 2019. At December 31, 2014 and December 31, 2013, $21.0 million and $51.4 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of December 31, 2014 ranged between 0.47% and 3.67%. At December 31, 2014, the Company had a remaining borrowing capacity of $1.7 billion.
At December 31, 2014, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$50,000	$20,975
Due after one year through five years	430,975	460,000
Due after five years through ten years	—	—
	$480,975	$480,975

In addition, as a member of the Federal Reserve Bank system, we may also borrow from the Federal Reserve Bank of San Francisco. The maximum amount that we may borrow from the Federal Reserve Bank’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that we pledge. At December 31, 2014, the principal balance of the qualifying loans was $590.8 million and the collateral value of investment securities were $1.5 million, and no borrowings were outstanding against this line.

9.	SUBORDINATED DEBENTURES
At December 31, 2014, the Company had five wholly-owned subsidiary grantor trusts that had issued $46 million of pooled Trust Preferred Securities (“trust preferred securities”). Upon the acquisition of PIB, the Company assumed one grantor trust established by former PIB which issued $4 million of trust preferred securities, which the Company redeemed on June 17, 2013. Upon the acquisition of Foster, the Company assumed one grantor trust established by former Foster which issued $15 million of trust preferred securities, which the Company redeemed on March 17, 2014. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. BBCN Bancorp’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by BBCN Bancorp of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. BBCN Bancorp has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. BBCN Bancorp also has a right to defer consecutive payments of interest on the debentures for up to five years.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table is a summary of trust preferred securities and debentures at December 31, 2014:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Subordinated Debentures Amount	Rate Type	Coupon Rate at December 31, 2014		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.39%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.08%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.19%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	1.89%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,290	Variable	3.08%	(1)	1/7/2034
TOTAL ISSUANCE		$46,000	$42,158

(1)
The Center Capital Trust I trust preferred security has a remaining discount of $5.3 million at December 31, 2014 and the effective rate of the security, including the effect of the discount accretion, was 5.54% at December 31, 2014.

The Company’s investment in the common trust securities of the issuer trusts of $1.6 million and $1.9 million at December 31, 2014 and December 31, 2013, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At December 31, 2014, $40.7 million of the trusts’ securities qualified as Tier 1 capital. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law which, among other things, limits the ability of bank holding companies with total assets of more than $15 billion to treat trust preferred security debt issuances as Tier 1 capital. Since the Company had less than $15 billion in assets at December 31, 2014, we will be able to continue to include its existing trust preferred securities in Tier 1 capital under the Dodd-Frank Act.

10.	INCOME TAXES
A summary of income tax provision (benefit) follows for the years ended December 31:

	Current	Deferred	Total
	(In thousands)
2014
Federal	$31,179	$12,092	$43,271
State	8,859	5,777	14,636
	$40,038	$17,869	$57,907
2013
Federal	$29,891	$10,341	$40,232
State	6,741	5,426	12,167
	$36,632	$15,767	$52,399
2012
Federal	$35,286	$5,579	$40,865
State	7,256	6,289	13,545
	$42,542	$11,868	$54,410

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the years ended December 31:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	2014	2013	2012
Statutory tax rate (benefit)	35%	35%	35%
State taxes (benefit)-net of federal tax effect	7%	6	6%
CRA investment tax credit	(2)	(2)	(2)
Other	—	0	1
Effective income tax rate	40%	39%	40%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Deferred tax assets and liabilities at December 31, 2014 and 2013 are comprised of the following:

	2014	2013
	(In thousands)
Deferred tax assets:
Purchase accounting fair value adjustment	$37,011	$47,588
Statutory bad debt deduction less than financial statement provision	19,043	22,773
Net operating loss carryforward	3,568	5,207
Investment security provision	1,651	1,657
Lease expense	1,311	1,393
State tax deductions	2,871	1,505
Accrued compensation	108	122
Deferred compensation	490	513
Mark to market on loans held for sale	1,529	1,876
Depreciation	474	3,891
Nonaccrual loan interest	1,516	1,119
Other real estate owned	2,549	2,162
FDIC loss share receivable	719	576
Unrealized loss on securities available for sale	—	6,445
Non-qualified stock option and restricted unit expense	1,880	1,894
Goodwill	732	863
Other	4,648	4,441
	80,100	104,025
Deferred tax liabilities:
FHLB stock dividends	(1,080)	(854)
Deferred loan costs	(5,507)	(4,304)
State taxes deferred and other	(5,172)	(7,049)
Prepaid expenses	(2,058)	(775)
Amortization of intangibles	(1,247)	(1,693)
Unrealized gain on securities available for sale	(1,964)	—
Unrealized gain on interest only strips	(49)	(53)
	(17,077)	(14,728)
Valuation allowance	—	—
Net deferred tax assets:	$63,023	$89,297

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary.
Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of December 31, 2014 and 2013.
A summary of the Company’s net operating loss carry-forwards is as follows:

	FEDERAL			STATE
	Remaining Amount	Expires	Annual Limitation	Remaining Amount	Expires	Annual Limitation

	(In thousands)
2014
BBCN Bank	$—	N/A	$—	$124	2016	83
Korea First Bank of New York	2,482	2019	497	—	N/A	—
Asiana	102	2015	348	—	N/A	—
PIB	7,349		420	—		—
Total	$9,933		$1,265	$124		$83

2013
BBCN Bank	$—	N/A	$—	$124	2016	$83
Korea First Bank of New York	2,979	2019	497	—	N/A	—
Asiana	450	2015	348	723	2014	348
Center Bank	—	N/A	N/A	13,461	2031	$13,356
PIB	7,769	N/A	$367	—	N/A	$—
Total	$11,198		$1,212	$14,308		$13,787

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of California and various other state income taxes. The statute of limitations related to the consolidated Federal income tax return is closed for all tax years up to and including 2010. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file, varies by state. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2011 tax year and by the California Franchise Tax Board for the 2009 and 2010 tax years. While the outcomes of the examinations are unknown, the Company expects no material adjustments.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Balance at January 1,	$1,289	$748
Additions based on tax positions related to the current year	—	428
Additions based on tax positions related to the prior year	527	113
Additions based on taxing authority examination	—	997
Settlements with taxing authorities	—	(997)
Balance at December 31,	$1,816	$1,289

The total amount of unrecognized tax benefits was $1.8 million at December 31, 2014 and $1.3 million at December 31, 2013 and is primarily for uncertainties related to California enterprise zone loan interest deductions taken in prior years. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $1.2 million and $872 thousand at December 31, 2014 and 2013, respectively. The amount of unrecognized tax benefits increased due to an additional accrual of $527 thousand for prior year tax positions. The Company expects the total amount of unrecognized tax benefits to decrease by $216 thousand within the next twelve months due to the settlement with the state authority.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company had approximately $96 thousand and $58 thousand for interest and penalties accrued at December 31, 2014 and 2013, respectively.

11.	STOCK-BASED COMPENSATION
The Company has a stock-based incentive plan, the 2007 BBCN Bancorp Equity Incentive Plan (“2007 Plan”). The 2007 Plan, approved by the Company's stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
The 2007 Plan gives the Company flexibility to (i) attract and retain qualified non-employee directors, executives and other key employees and consultants with appropriate equity-based awards, (ii) motivate high levels of performance, (iii) recognize employee contributions to the Company’s success, and (iv) align the interests of the 2007 Plan participants with those of the Company’s stockholders. The exercise price for shares under an ISO may not be less than 100% of fair market value on the date the award is granted under Code Section 422. Similarly, under the terms of the 2007 Plan, the exercise price for SARs and NQSOs may not be less than 100% of fair market value on the date of grant. Performance units are awarded to a participant at the market price of the Company’s common stock on the date of award (after the lapse of the restriction period and the attainment of the performance criteria). No minimum exercise price is prescribed for performance shares and restricted stock awarded under the 2007 Plan.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Under the 2007 and 2006 plans 2,504,172 shares were available for future grants as of December 31, 2014.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and the 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares. For the year ended December 31, 2014, 66,000 shares of restricted and performance unit awards were granted under the 2007 and 2006 Plans. The fair value of performance unit awards granted is the fair market value of the Company’s common stock on the date of grant. In 2014, 2013 and 2012, 210,000, 0, and 0 options were granted, respectively.
The following is a summary of stock option activity under the 2007 and 2006 Plans for the year ended 2014:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2014	420,594	$20.44
Granted	210,000	15.91
Exercised	—	—
Expired	(38,942)	17.94
Forfeited	—	—
Outstanding - December 31, 2014	591,652	$19.00	1.99	$—
Options exercisable - December 31, 2014	381,652	$20.69	1.99	$—

The following is a summary of restricted and performance unit activity under the 2007 and 2006 Plans for the year ended 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2014	200,165	$11.57
Granted	66,000	16.20
Vested	(67,384)	11.02
Forfeited	(23,113)	12.04
Outstanding - December 31, 2014	175,668	$13.52

The total fair value of performance units vested for the year ended December 31, 2014, 2013, and 2012 was $1.0 million, $4.0 million, and $160 thousand respectively.
The amount charged against income related to stock based payment arrangements was $705 thousand, $1.3 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The income tax benefit recognized was $289 thousand, $533 thousand, and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, unrecognized compensation expense related to non-vested stock option grants and restricted and performance units aggregated $2.0 million, and is expected to be recognized over a remaining weighted average vesting period of 3.23 years.
The estimated annual stock-based compensation expense as of December 31, 2014 for each of the succeeding years is indicated in the table below:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Stock Based Compensation Expense
(In thousands)

For the year ended December 31:
2015	$836,181
2016	476,183
2017	381,266
2018	283,064
2019	99,984
Total	$2,076,678

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.	EMPLOYEE BENEFIT PLANS
Deferred Compensation Plan— The Company established a deferred compensation plan that permits eligible officers, key executives and directors to defer a portion of their compensation. The deferred compensation plan is still in effect and was amended in 2007 to be in compliance with the new IRC §409(A) regulations. The deferred compensation, together with accrued accumulated interest, is distributable in cash after retirement or termination of service. The deferred compensation liabilities at December 31, 2014 and 2013 amounted to $1.2 million and $1.3 million, respectively, which are included in other liabilities in the accompanying consolidated statement of financial condition. Interest expense recognized under the deferred compensation plan totaled $28 thousand, $31 thousand and $37 thousand for 2014, 2013 and 2012, respectively.
The Company established and the Board approved a Long Term Incentive Plan (“LTIP”) that rewards the named executive officers (“NEO”) with deferred compensation if the Company meets certain performance goals, the NEOs meet individual performance goals, and the NEOs remain employed for a pre-determined period (between five and ten years, depending on the officer). Only one NEO is currently participating in the LTIP. The Company accrued $228 thousand, $180 thousand, and $90 thousand in 2014, 2013, and 2012 respectively.
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
401(k) Savings Plan— The Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed three months of service. The Company matches 100% of the first 3% of the employee's compensation contributed. The Company then matches 75% of the next 2% of the employee's compensation contributed. Employer matching is immediately vested in full regardless of the service term. Total employer contributions to the plan amounted to approximately $1.9 million, $1.6 million and $1.3 million for 2014, 2013 and 2012, respectively.
Employees Stock Ownership Plan (“ESOP”)—The Company established an ESOP, which is open to all eligible employees who have completed one year of service working at least 1,000 hours. The Company’s contributions to the ESOP represent an annual profit-sharing bonus paid to employees. Such contributions and available forfeitures are allocated to active employees based on the percentage that their compensation represents of the total compensation of eligible employees. The Company purchased 0, 20,081 and 0 shares of its common stock for the ESOP in 2014, 2013 and 2012, respectively. The Company’s contribution and expense to the ESOP was approximately $25 thousand, $57 thousand and $250 thousand for 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the ESOP held 6,888 and 160,938 shares, and there were no unallocated shares. On an annual basis, the Board determines the amount to contribute to the ESOP as a profit sharing bonus.
Upon termination, plan participants are paid in cash or retain their vested balance in the ESOP. During 2014, 2013 and 2012, shares withdrawn from the ESOP amounted to 152,192, 9,354 and 1,903 shares, respectively. During 2014, 2013 and 2012, no shares were added to the ESOP plan from dividend reinvestments. Effective September 30, 2014, the Company terminated the ESOP and no further contributions were made and no new participants allowed in to the plan as of the termination date.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.	COMMITMENTS AND CONTINGENCIES
Lease commitments
The Company leases its premises under non-cancelable operating leases, and at December 31, 2014, the future minimum rental commitments under these leases are as follows:

(In thousands)
2015	$10,188
2016	8,610
2017	7,420
2018	5,963
2019	4,162
Thereafter	13,379
$49,722

Operating lease expense recorded under such leases in 2014, 2013 and 2012 amounted to approximately $11.6 million, $10.6 million and $9.0 million, respectively.
Legal contigencies
In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with counsel for the fiscal year ended December 31, 2014, and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. As of December 31, 2014 and 2013, the Company recorded an accrued liability of $0 and $0, respectively, for litigation settlements.
Unfunded Committments and Letters of Credit
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and other commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit and other commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing properties.
Commitments at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(In thousands)
Commitments to extend credit	$586,714	$668,306
Standby letters of credit	41,987	44,190
Other commercial letters of credit	37,439	56,380
	$666,140	$768,876

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Commitments and letters of credit generally have variable rates that are tied to the prime rate. The amount of fixed rate commitments is not considered material to this presentation. From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims and other obligations customarily indemnified in the ordinary course of the Company’s business. The terms of such obligations vary, and, generally, a maximum obligation is not explicitly stated. Therefore, the overall maximum amount of the obligations cannot be reasonably estimated. The most significant of these contracts relate to certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated statements of financial condition as of December 31, 2014 and 2013.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation, less costs to sell and result in a Level 2 classification.
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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
GSE collateralized mortgage obligations	$302,774	$—	$302,774	$—
GSE mortgage-backed securities	465,489	—	465,489	—
Trust preferred security	3,987	—	3,987	—
Municipal bonds	6,930	—	5,752	1,178
Mutual funds	17,343	17,343	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government agency and U.S. Government sponsored enterprises:
Collateralized mortgage obligations	$274,101	$—	$274,101	$—
Mortgage-backed securities	404,996	—	404,996	—
Trust preferred security	3,697	—	3,697	—
Municipal bonds	5,936	—	4,824	1,112
Mutual funds	17,021	17,021	—	—

There were no transfers between Level 1, 2 and 3 during the period ended December 31, 2014 and 2013.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 and 2013:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	2014	2013
	(In thousands)
Securities available for sale - Municipal bonds
Beginning Balance, January 1	$1,112	$—
Purchases, issuances and settlements	—	1,200
Total gains or (losses) included in other comprehensive income	66	(88)
Ending Balance, December 31	$1,178	$1,112

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$43,708	$—	$43,708	$—
Commercial business	4,114	—	4,114	—
Trade finance	1,883	—	1,883	—
Consumer	596	—	596	—
Loans held for sale, net	2,000	—	2,000	—
Other real estate owned	17,985	—	17,985	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$18,746	$—	$18,746	$—
Commercial business	2,383	—	2,383	—
Trade finance	548	—	548	—
Consumer	767	—	767	—
Loans held for sale, net	6,900	—	6,900	—
Other real estate owned	4,003	—	4,003	—

For assets measured at fair value on a non-recurring basis, the total net (losses) gains, which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized in 2014 and 2013 are summarized below:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	For the year ended December 31,
	2014	2013
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$2,533	$(9,892)
Commercial business	(8,191)	(5,470)
Trade finance	(5,087)	(7,276)
Consumer	162	(399)
Loans held for sale, net	(56)	(530)
Other real estate owned	(1,161)	(2,360)

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$462,160	$462,160	Level 1
Loans held for sale	28,311	29,626	Level 2
Loans receivable—net	5,497,434	5,826,924	Level 3
Customers’ liabilities on acceptances	1,889	1,889	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,543,018	$1,543,018	Level 2
Saving and other interest bearing demand deposits	1,862,060	1,862,060	Level 2
Time deposits	2,288,374	2,292,831	Level 2
FHLB advances	480,975	481,290	Level 2
Subordinated debentures	42,158	43,987	Level 2
Bank’s liabilities on acceptances outstanding	1,889	1,889	Level 2
	December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$316,705	$316,705	Level 1
Loans held for sale	44,115	45,975	Level 2
Loans receivable—net	5,006,856	5,450,008	Level 3
FDIC loss share receivable	1,110	1,110	Level 3
Customers’ liabilities on acceptances	5,602	5,602	Level 2
Financial Liabilities:
Noninterest bearing deposits	1,399,454	1,399,454	Level 2
Saving and other interest bearing demand deposits	1,598,514	1,598,514	Level 2
Time deposits	2,150,089	2,156,514	Level 2
FHLB advances	421,352	421,258	Level 2
Subordinated debentures	57,410	56,544	Level 2
Bank’s liabilities on acceptances outstanding	5,602	5,602	Level 2

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

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

15.	STOCKHOLDERS’ EQUITY
Warrants
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department's TARP Capital Purchase Program. As of December 31, 2014, a warrant held by the U.S. Treasury Department for the purchase of 347,165 shares of the Company's common stock remains outstanding.
In conjunction with the acquisition of PIB, the Company assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. At the acquisition date, the warrants were canceled and converted into a warrant to purchase BBCN Bancorp common stock which expires on December 12, 2018. As of December 31, 2014, the U.S. Treasury Department held the warrant for the purchase of 18,745 shares of the Company's common stock.
Dividends
The Company paid quarterly dividends of $0.10 per common share for the fourth quarter and third quarters of 2014 and $0.075 per common share for the second quarter and first quarters of 2014. The Company paid aggregate dividends of $27.8 million to common shareholders during 2014. The Company paid quarterly dividends of $0.075 per common share for the first through fourth quarters of 2013, and the Company paid aggregate dividends of $19.7 million to common shareholders during 2013.
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of accumulated other comprehensive income (loss) at December 31, 2014, 2013, and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Net unrealized gain (loss) on securities available for sale	$1,631	$(10,264)	$9,004
Net unrealized gain on interest-only strips	74	79	78
Total accumulated other comprehensive income (loss)	$1,705	$(10,185)	$9,082

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.        Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2014 and December 31, 2013, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets):
Company	$881,794	14.80%	$476,490	8.0%	N/A	N/A
Bank	$869,343	14.61%	$476,101	8.0%	$595,126	10.0%
Tier I capital (to risk-weighted assets):
Company	$812,464	13.64%	$238,245	4.0%	N/A	N/A
Bank	$800,013	13.44%	$235,050	4.0%	$357,076	6.0%
Tier I capital (to average assets):
Company	$812,464	11.62%	$279,709	4.0%	N/A	N/A
Bank	$800,013	11.45%	$279,585	4.0%	$349,481	5.0%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets):
Company	$819,408	14.93%	$439,687	8.0%	N/A	N/A
Bank	$807,620	14.71%	$439,437	8.0%	$549,471	10.0%
Tier I capital (to risk-weighted assets):
Company	$751,204	13.66%	$219,844	4.0%	N/A	N/A
Bank	$739,416	13.46%	$219,798	4.0%	$329,683	6.0%
Tier I capital (to average assets):
Company	$751,204	11.97%	$251,049	4.0%	N/A	N/A
Bank	$739,416	11.79%	$250,954	4.0%	$313,687	5.0%

17.	EARNINGS PER SHARE ("EPS")
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the years ended December 31, 2014 and 2013, stock options and restricted shares awards for approximately 494 thousand and 147 thousand shares of common stock, respectively, were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants to purchase 18,745 and 18,298 of common stock (related to the TARP Capital Purchase Plan) were antidilutive and excluded for the year ended December 31, 2014 and 2013, respectively.

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following table shows the computation of basic and diluted EPS for the years ended December 31, 2014, 2013 and 2012:

	Net income available to common stockholders (Numerator)	Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
2014
Basic EPS - common stock	$88,615	79,493,742	$1.11
Effect of Dilutive Securities:
Stock Options and Performance Units		38,896
Common stock warrants		78,399
Diluted EPS - common stock	$88,615	79,611,037	$1.11

2013
Basic EPS - common stock	$81,755	79,036,729	$1.03
Effect of Dilutive Securities:
Stock Options and Performance Units		179,542
Common stock warrants		44,432
Diluted EPS - common stock	$81,755	79,260,703	$1.03

2012
Net income as reported	$83,223
Less: preferred stock dividends and accretion of preferred stock discount	(5,640)
Basic EPS - common stock	$77,583	78,012,253	$0.99
Effect of Dilutive Securities:
Stock Options and Performance Units		78,863
Common stock warrants		—
Diluted EPS - common stock	$77,583	78,091,116	$0.99

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18.    SERVICING ASSETS
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
The changes in servicing assets for the year ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$8,915	$6,260
Additions through originations of servicing assets	4,457	3,405
Additions through acquisition of PIB	—	1,102
Additions through acquisition of Foster	—	162
Amortization	(3,031)	(2,014)
Balance at end of period	$10,341	$8,915

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at December 31, 2014 and December 31, 2013 are presented below.

	December 31, 2014	December 31, 2013
	Range	Range
Weighted-average discount rate	5.44%~5.74%	5.49% ~ 5.73%
Constant prepayment rate	8.80%~12.4%	9.20% ~13.00%

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly financial data follows for the three months ended:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2014
Interest income	$73,354	$76,453	$77,084	$75,767
Interest expense	8,388	8,963	9,177	9,533
Net interest income before provision for loan losses	64,966	67,490	67,907	66,234
Provision for loan losses	3,026	2,996	4,256	2,360
Net interest income after provision for loan losses	61,940	64,494	63,651	63,874
Noninterest income	11,095	10,492	11,369	12,050
Noninterest expense	36,275	37,739	39,420	39,010
Income before income tax provision	36,760	37,247	35,600	36,914
Income tax provision	14,564	14,935	14,180	14,227
Net income	$22,196	$22,312	$21,420	$22,687

Basic earnings per common share	$0.28	$0.28	$0.27	$0.29
Diluted earnings per common share	$0.28	$0.28	$0.27	$0.29

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Interest income	$66,743	$69,379	$72,035	$74,916
Interest expense	7,027	7,276	7,675	8,040
Net interest income before provision for loan losses	59,716	62,103	64,360	66,876
Provision for loan losses	7,506	800	744	10,950
Net interest income after provision for loan losses	52,210	61,303	63,616	55,926
Noninterest income	9,940	10,618	10,799	11,356
Noninterest expense	33,275	34,429	35,746	38,164
Income before income tax provision	28,875	37,492	38,669	29,118
Income tax provision	11,414	14,821	15,117	11,047
Net income	$17,461	$22,671	$23,552	$18,071

Basic earnings per common share	$0.22	$0.29	$0.30	$0.23
Diluted earnings per common share	$0.22	$0.29	$0.30	$0.23

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

20.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents the unconsolidated financial statements of only the parent company, BBCN Bancorp, as of December 31, 2014 and 2013:
STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
	(In thousands)
ASSETS:
Cash and cash equivalents	$9,507	$9,905
Other assets	5,913	27,413
Investment in bank subsidiary	911,055	833,098
TOTAL ASSETS	$926,475	$870,416
LIABILITIES:
Other borrowings	$42,158	$57,410
Accounts payable and other liabilities	1,544	3,631
Total liabilities	43,702	61,041
STOCKHOLDERS’ EQUITY	882,773	809,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$926,475	$870,416

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income	$—	$—	$—
Interest expense	1,637	1,798	2,064
Other operating expense	4,356	4,499	7,147
Equity in earnings of bank subsidiary	92,083	85,854	88,793
Income before income tax benefit	86,090	79,557	79,582
Income tax benefit	2,525	2,198	3,641
Net income	$88,615	81,755	$83,223

BBCN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,615	$81,755	$83,223
Adjustments to reconcile net income to net cash from operating activities:
Amortization	232	259	163
Stock-based compensation expense	25	386	1,009
Change in other assets	678	(1,152)	(342)
Change in accounts payable and other liabilities	(1,624)	3,324	207
Equity in undistributed (earnings) loss of bank subsidiary	(45,083)	(66,113)	10,207
Net cash from operating activities	42,843	18,459	94,467
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash and cash equivalents acquired through the merger	—	791	—
Net cash from investing activities	—	791	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of additional common stock	42	—	—
Issuance of additional stock pursuant to various stock plans	—	2,852	322
Redemption of subordinated debenture	(15,464)	(4,124)	(10,400)
Redemption of preferred stock	—	(7,474)	(122,000)
Redemption of common stock warrant	—	—	(2,189)
Payments of cash dividends	(27,819)	(19,741)	(7,549)
Net cash from financing activities	(43,241)	(28,487)	(141,816)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(398)	(9,237)	(47,349)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,905	19,142	66,491
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,507	$9,905	$19,142