Form 10-K/A
period 2014-12-31
BBCN BANCORP INC
filed 2015-05-01
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission File Number 000-50245
____________________________________

BBCN BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4849715
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3731 Wilshire Boulevard, Suite 1000 Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)
(213) 639-1700
(Registrant’s Telephone Number, Including Area Code)
____________________________________
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒   NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES  ☐   NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock as of the last business day of the Registrant’s most recently completed first fiscal quarter, March 31, 2014, as reported on the NASDAQ Global Select Market, was approximately $1,150,977,385.
Number of shares outstanding of the Registrant’s Common Stock as of April 2, 2015: 79,542,321.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed by the registrant with the Securities and Exchange Commission on March 2, 2015, and is being filed solely to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. We have not updated or amended the disclosures contained in the original Form 10-K filing to reflect events that have occurred since the date of that filing except as described in this amendment.

TABLE OF CONTENTS
PART III
Item 10.	Directors, Executive Officers and Corporate Governance ........................................................................................	1
Item 11.	Executive Compensation ...........................................................................................................................................	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .................	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence ..........................................................	26
Item 14.	Principal Accounting Fees and Services ...................................................................................................................	27

PART IV
Item 15.	Exhibits and Financial Statement Schedules .............................................................................................................	28
Signatures ......................................................................................................................................................................................		29

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our Certificate of Incorporation and Bylaws provide that the number of directors may be no less than five and no more than 25, with the exact number to be fixed by resolution of the board of directors or stockholders. Currently, the board of directors has 13 members.

Our board has nominated 13 individuals to serve as the Company’s directors until the next annual meeting and until their successors are duly elected and qualified.

All of the nominees are currently directors. Eight nominees, including Jin Chul Jhung, Kevin S. Kim, Peter Y.S. Kim, Sang Hoon Kim, Chung Hyun Lee, David P. Malone, Scott Yoon-Suk Whang and Dale S. Zuehls, were elected to the board by our stockholders at our 2014 annual meeting. Five nominees, including Kiho Choi, Jinho Doo, C.K. (Chuck) Hong, William J. Lewis and Gary E. Peterson, were appointed by our board after the 2014 annual meeting and are standing for election by our stockholders for the first time.

It is the Company’s policy to encourage its director nominees to attend annual meetings, and all of the director nominees are expected to attend our 2015 Annual Meeting of Stockholders (“Annual Meeting). All director nominees who were elected by the stockholders at the 2014 annual meeting were in attendance at that meeting.

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and KPMG, the board of directors affirmatively has determined that all of our directors, other than Kevin S. Kim, our Chairman, President and Chief Executive Officer, are independent directors within the meaning of the applicable the NASDAQ Stock Market listing standards.

The following is a brief description of our current directors, each of whom has been nominated by the board of directors for election as a director. The age indicated in each nominee's biography is as of May 1, 2015, the date of this Proxy Statement. The Company knows of no arrangements, including any pledge by any person of the Company’s securities, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no arrangements or understandings by which any of the directors or nominees for director of the Company were selected. There is no family relationship between any of the directors, nominees or executive officers.

Kiho Choi, age 59, has served as a director of BBCN Bancorp and BBCN Bank since September 15, 2014. A Certified Public Accountant, Mr. Choi is the Managing Partner of Choi, Kim & Park, LLP (“CKP”), the largest Korean-American full service accounting firm in the United States, which he co-founded in 2005. A member of the Public Company Accounting Oversight Board, the firm has a strong securities practice and provides other specialized services to private companies and U.S. subsidiaries of Korean national companies. With more than 25 years of assurance and business advisory experience, Mr. Choi specializes in serving middle-market companies in the banking, health care, manufacturing, and wholesale distribution and retail industries. He also has extensive audit and consulting experience with financial institutions. Mr. Choi served as President of the Korean American CPA Society of Southern California and as an Advisory Member to Korea Trade Investment Promotion Agency of Los Angles. He is a member of the American Institute of Certified Public Accountants (“AICPA”) and a member of the California CPA Society. Mr. Choi earned his B.S. and M.S. degrees in Accounting from the University of Illinois, Chicago.

Director Qualification Highlights	Committee Membership
■ Extensive experience as a Certified Public Accountant
■ Knowledge of the expansion of Korean national corporations into the United States and relationships with these organizations
■ Community knowledge and relations
■ Audit Committee (financial expert) ■ Asset/Liability Committee ■ Board Risk & Compliance Committee

Jinho Doo, age 59, has served as a director of BBCN Bancorp and BBCN Bank since October 29, 2014. He is currently Chief Executive Officer of New York City-based Key Capital Management, LLC, where he manages a hedge fund. From 2007 to 2012, Mr. Doo was Chief Executive Officer of JSD Investment Advisory Services, LLC, based in Los Angeles, during which time he provided investment advisory services to Korean-American community banks and foreign exchange consulting services to financial institutions. Previously, Mr. Doo was a Managing Director at DaeYu Investment Management Co, LTD, in Seoul, Korea and served as Director, Head of Korean Desk, Bonds Division at BZW Asia Hong Kong, an affiliate of Barclays Capital, in Hong Kong. Mr. Doo began his professional career in 1982 as a foreign exchange trader at Standard Chartered Bank, Seoul Branch, and in 1988 joined Los Angeles-based Hanmi Bank, from which he retired in 1996 as Vice President and Manager of the Investment and Accounting department. Mr. Doo earned his B.A. in Portuguese with a minor in Economics from Hankuk University of Foreign Studies in Seoul, Korea and his M.S. in Finance from Texas A&M University in College Station, Texas.

Director Qualification Highlights	Committee Membership
■ Capital markets knowledge and experience ■ Financial expertise ■ Asset liability management	■ Audit Committee (financial expert) ■ Asset/Liability Committee ■ Strategic & Business Planning Committee

C.K. (Chuck) Hong, age 54, has served as a director of BBCN Bancorp and BBCN Bank since October 29, 2014. Hong is Chief Executive Officer and Chairman of publicly held Netlist, Inc. (NASDAQ: NLST), which he co-founded in 2000. A leading provider of high performance memory solutions for the cloud computing and storage markets, Netlist holds the industry’s largest portfolio of intellectual property around “Memory Virtualization” and “Hybrid Memory” technologies central to the emerging cloud computing infrastructure. Hong began his technology career with a 15-year tenure at LG Electronics in Seoul, Korea, serving in various senior management positions at subsidiaries in Korea and in the United States. He then served as an Executive Vice President of Viking Components, Inc., a memory subsystems manufacturer, and then as President of communications software company Infinilink Corp., prior to founding Netlist. Hong received his B.S. in Economics from Virginia Commonwealth University and his M.S. degree in technology management from Pepperdine University’s Graziadio School of Business and Management. He currently serves on the Strategic Advisory Group of the Irvine Chamber of Commerce and is a CEO Roundtable member of the University of California Irvine.

Director Qualification Highlights	Committee Membership
■ IT operational understanding and risk management ■ Public company board experience ■ Community knowledge and relations	■ Board Risk & Compliance Committee ■ Human Resource & Compensation Committee ■ Audit Committee

Jin Chul Jhung, age 71, has served as a director of BBCN Bancorp and BBCN Bank since 2011. Mr. Jhung served as a director of Center Bank for 13 years and of Center Financial Corporation since its formation in 2000 until its merger into Nara Bancorp. Mr. Jhung served as Chairman of the Board of Center Financial Corporation and Center Bank from 2009 to 2010. He has owned and operated Royal Imex, Inc., an import and wholesale business in the United States for more than 33 years. Mr. Jhung also serves as Chairman or Director of various Korean-American community organizations including as President of the Overseas Korean Traders Association, Chairman of the first and fifth World Korean Business Conventions, and as Director of the Centennial Committee of Korean Immigration to the United States. He has received numerous awards and commendations from many civic and governmental agencies such as the Export Industry Official Commendation from the Korea Industry and Commerce Minister. On December 8, 2010, Mr. Jhung was presented with a presidential merit award by the Korean government. Mr. Jhung received a B.S. degree in Business Administration from Korea University in Seoul, Korea, as well as an Honorary Ph.D. degree from Dongseo University in Busan, Korea.

Director Qualification Highlights	Committee Membership
■ Leadership of import and wholesale organization ■ Deep understanding of core commercial customer banking needs ■ Community knowledge and relations	■ Strategic & Business Planning Committee, Chair ■ Director Loan Committee ■ Public Relations Committee

Kevin S. Kim, age 58, is Chairman, President and Chief Executive Officer of BBCN Bancorp and President and Chief Executive Officer of BBCN Bank. He has been President and Chief Executive Officer of BBCN Bancorp since March 2013 and of BBCN Bank since April 2014. He has been Chairman of the board of directors of BBCN Bancorp since May 2012 and served as Chairman of the board of directors of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim serves on the boards of directors of the Los Angeles Area Chamber of Commerce and United Way of Greater Los Angeles. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. degree from the Anderson School of Management, the University of California, Los Angeles, and a J.D. degree from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Director Qualification Highlights	Committee Membership
■ Legal and public accounting background and expertise ■ Leadership of BBCN Bank ■ Community knowledge and relations	■ Strategic & Business Planning Committee

Peter Y.S. Kim, age 66, has served as a director of BBCN Bancorp and BBCN Bank since 2011. He served as a director of Center Bank for 13 years and of Center Financial Corporation from its formation in 2000 to its merger with Nara Bancorp, Inc. For more than 31 years, he has owned and operated Harbor Express, Inc., Gold Point Transportation, Bridge Warehouse, Inc. and 3Plus Logistics, each of which are trucking transportation and warehousing businesses in the United States. While sponsoring many scholarship programs in the Korean-American community in Los Angeles, he also serves as an advisory board member of the Korean Studies Institute of the University of Southern California. He received a B.S. degree in Business Administration from Sogang University in Seoul, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive experience leading global businesses in highly regulated industry ■ Risk management and corporate governance experience ■ Community knowledge and relations	■ Nomination & Governance Committee, Chair ■ Human Resource & Compensation Committee ■ Strategic & Business Planning Committee ■ Public Relations Committee

Sang Hoon Kim, age 74, has been a member of the BBCN Bancorp and BBCN Bank boards since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until the latter’s merger into Nara Bancorp, Inc.. He served as Chairman and Chief Executive Officer of Tmecca.com, an on-line provider of professional books and magazines, from 2001 until he retired in 2006, and was active in various importing and manufacturing businesses in the Los Angeles area for nearly 40 years. Mr. Kim moved to the United States in 1967 and established Jaycee Co., an importer of wigs and other hair products. In 1979, he established Protrend, Ltd., thereby entering the women’s garment import and manufacturing industry, and pioneering the successful sale of these imported products to higher-end department stores. Mr. Kim then expanded into the men’s garment import and manufacturing business in 1988 by establishing Greg and Peters, Inc., and after several decades of involvement in the wig and garment industries, he expanded into the online professional publication business referenced above, from which he retired in 2006. Mr. Kim was twice the recipient of the presidential award of the Republic of Korea recognizing his contributions to foreign exports and trade. Mr. Kim received a B.S. degree in Economics from Korea University in Seoul, Korea.

Director Qualification Highlights	Committee Membership
■ Extensive experience in establishing successful business ventures in the trade and manufacturing industries
■ Deep understanding of core commercial customer banking needs
■ Community knowledge and relations
■ Public Relations Committee, Chair ■ Human Resource & Compensation Committee ■ Nomination & Governance Committee ■ Director Loan Committee

Chung Hyun Lee, age 73, has been a member of the BBCN Bancorp and BBCN Bank boards since 2011. He was one of the founding directors of Center Bank and Center Financial Corporation and continuously served as a director of Center Bank for 26 years and of Center Financial Corporation for 11 years, until the latter’s merger with Nara Bancorp, Inc. He has owned and operated cosmetics importing businesses in the United States for 35 years and retired from his position as President of NuArt International, Inc. in October 2010. He received a B.S. degree in Industrial Engineering from Hanyang University in Seoul, Korea as well as a Masters in Industrial Engineering at the University of Southern California. Mr. Lee is active in the broader Korean-American community in Southern California and currently serves as Director of the Overseas Korean Trade Association as well as Director of the Korean Chamber of Commerce in Los Angeles. He also has served in the past as Vice Chairman of the Korean Chamber of Commerce in Los Angeles, President of the South Bay Lions Club, Chairman of the Korean American Inter-Cultural Foundation, and Director of the Korean Federation of Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive experience leading international businesses ■ Strategic planning and operations ■ Community knowledge and relations	■ Director Loan Committee, Chair ■ Board Risk & Compliance Committee ■ Asset/Liability Committee ■ Public Relations Committee

William J. Lewis, age 71, has served as a director of BBCN Bancorp and BBCN Bank since September 15, 2014. He most recently served as Executive Vice President and Chief Credit Officer of Pasadena-based East West Bank, during which period the bank grew from approximately $3 billion to approximately $24 billion. Prior to joining East West Bank, he served as Executive Vice President and Chief Credit Officer at PriVest Bank, based in Costa Mesa, California, from 1998 until it was acquired by American Security Bank in 2002. From 1994 to 1998, he served in the same capacity at Eldorado Bank based in Tustin, California. Previously, Mr. Lewis was Senior Vice President and Chief Credit Officer for Los Angeles-based Sanwa Bank. He began his banking career in 1969 at First Interstate Bank in Los Angeles where he held various branch and credit management positions during his 13-year tenure with the bank. Mr. Lewis earned his B.B.A. in Industrial Administration from the University of New Mexico and his M.B.A. from Golden Gate University. He also completed the Executive Leadership Program at USC Marshall School of Business.

Director Qualification Highlights	Committee Membership
■ Leadership experience at publicly held, growth oriented financial institutions ■ Extensive banking and operational experience ■ Credit management background	■ Asset/Liability Committee, Chair ■ Director Loan Committee ■ Board Risk & Compliance Committee

David P. Malone, age 64, has been a director of BBCN Bancorp and BBCN Bank since May 20, 2014 and was appointed Chairman of the Board of Directors of the Bank effective June 26, 2014. Prior to joining the board, Mr. Malone completed a 15-year tenure at Community Bank in Pasadena, California, where he served as Chairman in 2013, President and Chief Executive Officer from 2008 to 2013, and Chief Operating Officer and Chief Financial Officer from 1998 to 2008. Under Mr. Malone’s leadership, Community Bank grew into one of the leading financial institutions in Southern California, with more than $3 billion in assets and 17 offices across five counties. While at Community Bank, Mr. Malone was responsible for transforming the company into a relationship-oriented community bank, developing a high performing sales culture, introducing new business lines, and expanding the bank’s geographical footprint. Mr. Malone’s efforts helped Community Bank achieve consistent profitability throughout the last recession, generate five consecutive years of balance sheet growth and post record profitability in his last two years as President and Chief Executive Officer. During his professional career, Mr. Malone also served as Executive Vice President and Chief Financial Officer for both Metrobank and Merchant Bank of California. He began his professional career as a Certified Public Accountant with Arthur Andersen, where he later served as a Senior Manager, providing strategic and operational consulting services to financial institutions in the Western United States. Mr. Malone earned a B.S. degree in Accounting from California State University, Northridge.

Director Qualification Highlights	Committee Membership
■ Leadership experience at growth oriented financial institutions ■ Extensive banking and operational experience ■ Financial expertise	■ Board Risk & Compliance Committee, Chair ■ Audit Committee (financial expert) ■ Human Resource & Compensation Committee ■ Asset/Liability Committee

Gary E. Peterson, age 61, has served as a director of BBCN Bancorp and BBCN Bank since October 29, 2014. He is founder of IMAG Consulting Services LLC, a consulting and advisory firm specializing in regulatory compliance, as well as anti-money laundering (“AML”), Bank Secrecy Act (“BSA”) and wholesale and retail banking compliance, and a frequent industry speaker related to these industries. With more than three decades of experience providing counsel and oversight to U.S.-based and global financial institutions, Mr. Peterson was recruited in 2010 by HSBC North America to head up a major expansion and remediation of the company’s anti-money laundering efforts and subsequently appointed as Senior Executive Vice President and Chief Compliance Officer in 2012, responsible for managing the activities of AML, general banking compliance and securities compliance staff in the U.S. He returned in early 2014 as President of IMAG. Mr. Peterson also advises on strategic planning initiatives relating to the compliance, technology and risk aspects of acquisitions, mergers and new product and service launches. Prior to forming IMAG, Mr. Peterson was Senior Vice President, Chief of Staff, General Counsel and Head of Compliance of Midland Bank PLC from 1985-1992 and was responsible for legal, regulatory and compliance oversight over retail, corporate and commercial banking, treasury and capital markets, wealth management services, securities, asset management and investment banking businesses. Upon HSBC’s acquisition of Midland, he became Regional Compliance Director, Western Hemisphere and Secretary of its U.S. bank holding company. Mr. Peterson began his professional career as an associate at the law firm of Fellner and Rovins in New York City. He is a summa cum laude graduate of Lehigh University, in Bethlehem, Pennsylvania, and earned his J.D. from the School of Law of Case Western Reserve University in Cleveland, Ohio. Mr. Peterson is a member of the New York State bar.

Director Qualification Highlights	Committee Membership
■ Recent banking operational experience ■ Extensive risk and compliance background ■ Knowledge of regulatory environment	■ Board Risk & Compliance Committee ■ Audit Committee ■ Strategic & Business Planning Committee

Scott Yoon-Suk Whang, age 69, has been a director of BBCN Bancorp and BBCN Bank since 2007. Mr. Whang previously served in the capacities of Vice-Chairman of the Company from May 2012 through June 2014, and Lead Independent Director of the Company and Bank from March 2013 to June 2014. He is a goal-oriented entrepreneur who started three successful companies over the past 20 years. Mr. Whang currently serves as President and CEO of Orange Circle Studios, a company he founded in 2008. He has held various management positions with Daewoo Corporation, where he began his career in the early 1970s until he resigned from the position as President of the western division of Daewoo International (USA) in 1985. Mr. Whang founded Codra Enterprises in 1985, which provides new product development and manufacturing outsourcing services to the gift and stationery industry, and served as its Chairman until December 2007. From 1990 to 2006, he was the founder and CEO of Avalanche Publishing, Inc., one of the leading publishers of various gift and stationery products whose customers included big national retail channels such as Barnes & Noble and Borders Group, as well as office chain stores and specialty gift retailers. In 2006, Mr. Whang was chosen as entrepreneur of the year by the Korean American Chamber of Commerce in recognition of his success in the mainstream publishing industry and as an exemplary minority entrepreneur. Mr. Whang graduated from the College of Business Administration at Seoul National University with a B.A. degree in International Economy.

Director Qualification Highlights	Committee Membership
■ Extensive entrepreneurial experience ■ Strategic planning, management and operations experience ■ Community knowledge and relations	■ Human Resource & Compensation Committee, Chair ■ Nomination & Governance Committee ■ Strategic & Business Planning Committee ■ Public Relations Committee

Dale S. Zuehls, age 64, was appointed to the boards of directors of BBCN Bancorp and BBCN Bank effective March 20, 2014. A principal of specialty accounting and consulting firm Zuehls, Legaspi & Company, Dr. Zuehls has more than 40 years of experience in areas of complex auditing, accounting, forensic accounting, complex tax issues, performance measurement and related consulting matters. In addition to being a Certified Public Accountant, Dr. Zuehls has a Ph.D. in accounting and holds a law degree. He is also Certified in Financial Forensics and Accredited in Business Valuations by the American Institute of Certified Public Accountants, and is a member of the American Certified Fraud Examiners. Previously, Dr. Zuehls held various leadership positions at KPMG and Arthur Andersen & Co., two of the largest public accounting firms. A recognized expert in complex accounting matters, Dr. Zuehls has taught in Ph.D. and Masters’ programs at Southern California-based universities and has held seminars on various accounting and tax issues. He serves on the Audit Committee of the largest research foundation at California State University, Los Angeles. Dr. Zuehls earned his B.S. degree in accounting at California State University, Los Angeles, his M.A. and Ph.D. degrees from Stafford University in England, and his J.D. degree from Southwestern University School of Law, Los Angeles.

Director Qualification Highlights	Committee Membership
■ Extensive audit, accounting, performance measurement and legal experience ■ Financial expertise ■ Risk management and corporate governance	■ Audit Committee, Chair (financial expert) ■ Human Resource & Compensation Committee ■ Asset/Liability Committee ■ Board Risk & Compliance Committee

Committees of the Board

The Company’s board of directors has four standing committees, including the Audit Committee, Nomination and Governance Committee, Human Resources and Compensation Committee and Asset/Liability Committee.

During 2014, there were nine regular and five special joint meetings of the Company and Bank boards, two Company board meetings and two Bank board meetings. All of the current directors attended at least 75% of the aggregate total number of meetings of the board and the committees on which they served during their periods of service in 2014.

Audit Committee

The Audit Committee is appointed by the board of directors of the Company to assist the board in overseeing the Company’s accounting and reporting practices, audits of financial statements, and to assist the board in monitoring the integrity of the Company’s financial statements, compliance with legal and regulatory related audit and accounting matters, including the Sarbanes-Oxley Act of 2002, qualifications and independence of the Company’s independent auditors, and the performance of the Company’s internal audit function and independent auditors. The Audit Committee operates under a charter adopted by the board of directors a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com.

Pursuant to its charter, the Audit Committee has the following responsibilities:

•	Review the quarterly and audited annual financial statements;

•	Review the adequacy of internal control systems and financial reporting procedures with management and the independent auditor; and

•	Review and approve the general scope of the annual audit and the fees charged by the independent auditor.

The current members of the Audit Committee include directors Dale S. Zuehls (Chair), Kiho Choi, Jinho Doo, C.K. (Chuck) Hong, David P. Malone and Gary E. Peterson. Each of the members of the Audit Committee is “independent” as defined by our policy and the listing standards for the NASDAQ Stock Market and SEC Rule 10a-3. The board of directors has determined that Dale S. Zuehls, Kiho Choi, Jinho Doo and David P. Malone each satisfy the requirements established by the SEC for qualification as an “audit committee financial expert.” The Audit Committee held 12 meetings in 2014.

Nomination and Governance Committee

The Nomination and Governance Committee is appointed by the board of directors of the Company to assist the board in identifying qualified individuals to become board members, consistent with criteria approved by the board, to determine the composition of the board of directors and to recommend to the board of directors the director nominees for the Annual Meeting. The Nomination and Governance Committee is also responsible for assuring that an appropriate governance structure is established and maintained and for conducting an annual assessment of the board’s performance and effectiveness. The Nomination and Governance Committee operates under a charter adopted by the board of directors, a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com.

The current members of the Nomination and Governance Committee include directors Peter Y.S. Kim (Chair), Sang Hoon Kim and Scott Yoon-Suk Whang. Each of the members of the Nomination and Governance Committee is “independent” as defined by our policy and the listing standards for the NASDAQ Stock Market. The Nomination and Governance Committee held eight meetings in 2014.

It is the policy of the Nomination and Governance Committee to consider director candidates recommended by stockholders. The Nomination and Governance Committee will utilize the same standards for evaluating director candidates recommended by stockholders as it does for candidates proposed by the board. The Nomination and Governance Committee considers many factors in nominating directors to serve on the board of directors, including the following:

▪	diversity of professional disciplines and backgrounds;

▪	broad experience in business, finance or administration

▪	familiarity with national and international business matters;

▪	familiarity and experience with the commercial banking industry;

▪	prominence and reputation, and ability to enhance the reputation of the Bank;

▪	time available to devote to the work of the board and one or more of its committees;

▪	specific qualifications which complement and enhance the overall core competencies of the board and/or specific committee assignments;

▪	activities and associations of each candidate to ensure that there is no legal impediment, conflict of interest, or other consideration that might hinder or prevent service on the board;

▪	interest of the stockholders as a whole;

▪	independence determination;

▪	the age of a nominee; and

▪	the extent to which a nominee may add diversity to the board.

The Company’s Corporate Governance Guidelines require all nominees who are age 75 or older at the time of the Annual Meeting to retire.

Nominations, other than those made by or at the direction of the board of directors or by the Nomination and Governance Committee, may only be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholder’s notice must be received at the principal executive offices of the Company (i) in the case of an Annual Meeting, not less than 100 days, nor more than 120 days, prior to the anniversary of the immediately preceding annual meeting of the stockholders; provided, however, that in the event that the date of the annual meeting is more than 30 days before or after such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the date on which notice or public announcement of the date of the meeting was first given or made by the Company, and (ii) in the case of a special meeting of the stockholders called for the purpose of electing directors not later than the close of business on the tenth day following the earlier of the date on which notice or public announcement of the date of the meeting was first given or made by the Company.

A stockholder’s nomination notice to the Secretary must set forth: (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company that are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Section 14(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and regulations of the SEC promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company that are beneficially owned by the stockholder. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company. No person nominated by a stockholder shall be eligible for election as a director of the Company unless nominated in accordance with the procedures summarized herein, which are set forth in full in the Company’s bylaws. The chairman of the meeting shall, if the facts warrant, determine that a nomination was not made in accordance with the foregoing procedure, and, if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.

A formal process for stockholder communications with the board of directors is posted in the corporate governance section of the Company’s website at www.BBCNbank.com. Interested parties may communicate with the Company’s board of directors as follows:

By writing to:	By email to:
BBCN Bancorp, Inc. 3731 Wilshire Blvd., Suite 1000 Los Angeles, CA 90010 Attn: Lead Independent Director	LeadIndependentDirector@BBCNbank.com

Any communication sent must state the number of shares owned by the stockholder sending the communication. The Lead Independent Director will review each communication and forward the communication to the board of directors or to any individual director to whom the communication is addressed unless the communication is unduly hostile, threatening or similarly inappropriate, in which case, the Lead Independent Director may disregard the communication. Every effort is made to ensure that the views of stockholders are heard by the board of directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner.

The Company has adopted a Director Code of Ethics and Business Conduct that applies to all directors, as well as Code of Ethics and Business Conduct which applies to all officers and employees, both of which are in the Corporate Governance section of our website. If the Company makes any substantive amendments to the director or employee versions of the Code of Ethics and Business Conduct or grants any waiver from a material provision of the Code of Ethics and Business Conduct to any director or executive officer, it is the Company’s policy to promptly disclose the nature of the amendment or waiver.

Human Resources and Compensation Committee

The Human Resources and Compensation Committee (also referred to as “Compensation Committee”) is appointed by the board of directors of the Company to assist the board in establishing the overall compensation of the Company’s Chief Executive Officer and executive officers who have the title of “Executive Vice President” or above. The Compensation Committee is also responsible for considering and making recommendations to the Board concerning compensation, benefit plans, and implementation of sound personnel policies and practices. The Compensation Committee monitors the performance of the Company’s executive officers in relation to applicable corporate goals and strategies, and seeks to ensure that compensation and benefits are at levels that enable the Company to attract and retain the high quality employees, are consistent with the strategic goals of the Company, are internally equitable and are consistent with all regulatory requirements. The Compensation Committee operates under a charter adopted by the board of directors, a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com.

The current members of the Compensation Committee include directors Scott Yoon-Suk Whang (Chair), C.K. (Chuck) Hong, Sang Hoon Kim, Peter Y.S. Kim, David P. Malone and Dale S. Zuehls. Each of the members of the Compensation Committee is “independent” as defined by our policy and the listing standards for the NASDAQ Stock Market.

The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. For fiscal year 2014, the Compensation Committee met a total of nine times. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. The Compensation Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed.

Asset/Liability Committee

The Asset/Liability Committee is appointed by the board of directors of the Company to assist the board in assessing the adequacy and monitoring the implementation of the Bank and the Company’s Asset/Liability Management Policy (the “ALM Policy”) and related procedures. The ALM Policy includes specific policies and procedures relating to (i) interest rate risk, (ii) market/investment risk, (iii) liquidity risk, (iv) credit risk, and (v) capital risk. The Asset/Liability Committee oversees the implementation of processes for managing the Bank’s interest rate, liquidity, and similar market risks relating to the Bank’s balance sheet and associated activities, including the adoption from time to time of risk limits and capital levels. The Asset/Liability Committee operates under a charter adopted by the board of directors, a copy of which can be found in the Corporate Governance section of our website at www.BBCNbank.com.

The current members of the Asset/Liability Committee include directors William J. Lewis (Chair), Kiho Choi, Jinho Doo, Chung Hyun Lee, David P. Malone and Dale S. Zuehls. Each of the members of the Asset/Liability Committee are “independent” as defined by our policy and the listing standards for the NASDAQ Stock Market and the rules of the SEC. The Asset/Liability Committee held four meetings in 2014.

EXECUTIVE OFFICERS

Following is a brief descriptions of each of our current executive officers:

Kevin S. Kim, 58. Mr. Kim is Chairman, President and Chief Executive Officer of BBCN Bancorp and President and Chief Executive Officer of BBCN Bank. He has been President and Chief Executive Officer of BBCN Bancorp since March 2013 and of BBCN Bank since April 2014. He has been Chairman of the board of directors of BBCN Bancorp since May 2012 and served as Chairman of the board of directors of BBCN Bank from December 2011 through June 2014. Formerly a director of Center Financial Corporation and Center Bank from 2008 until the merger of equals with Nara Bancorp, Inc. and Nara Bank completed on November 30, 2011, Mr. Kim was the lead negotiator from Center resulting in the creation of BBCN. Prior to joining BBCN as the President and Chief Executive Officer, Mr. Kim practiced law for 18 years, focusing on corporate and business transactions, business acquisitions, tax planning, and real estate transactions. Mr. Kim began his professional career as a Certified Public Accountant working for approximately 10 years at two of the largest public accounting firms. Mr. Kim serves on the boards of directors of the Los Angeles Area Chamber of Commerce and United Way of Greater Los Angeles. He received a B.A. degree with a major in English and a minor in International Trade from Hankuk University of Foreign Studies in Seoul, Korea, an M.B.A. degree from the Anderson School of Management, the University of California, Los Angeles, and a J.D. degree from Loyola Law School in California. Mr. Kim is a graduate of the ABA Stonier Graduate School of Banking, University of Pennsylvania, and earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Kyu S. Kim, 54. Ms. Kim, a 17-year veteran of BBCN Bank, was promoted to Senior Executive Vice President effective May 1, 2013 and was named Chief Operating Officer effective August 2, 2013. Previously, she served as Executive Vice President and Chief Commercial Banking Officer of BBCN Bank upon the merger of Nara Bank and Center Bank completed on November 30, 2011. Prior to the merger, Ms. Kim, who we credit with building former Nara Bank’s eastern region presence from the ground up, was the Executive Vice President and Eastern Regional Manager for Nara Bank from April 2008 through November 2011. Previously, she held the titles Senior Vice President and Eastern Regional Manager from October 2005 through March 2008 and Deputy Regional Manager from July 2003 to September 2005. Ms. Kim also served as the Manhattan Branch Manager from February 2000 to September 2005 and Flushing Branch Manager from September 1998 to February 2000. Prior to joining the Bank, Ms. Kim was Vice President and Chief Credit Officer at the former Chicago-based Foster Bank from March 1990 to September 1997. Ms. Kim received her B.B.A. degree in Finance from the University of Wisconsin, Oshkosh. She completed the Graduate School of Banking at the University of Wisconsin, Madison and the ABA Stonier Graduate School of Banking at the University of Pennsylvania. Ms. Kim also earned the Wharton Leadership Certificate from The Wharton School Aresty Institute of Executive Education.

Cha Y. Park, 57. Ms. Park joined BBCN Bank as Senior Executive Vice President and Chief Retail Banking Officer effective January 2, 2014. Prior to joining BBCN Bank, Ms. Park was the Senior Area Manager at HSBC Bank USA, N.A. and HSBC Securities (USA) Inc., overseeing traditional banking and brokerage operations, as well as mortgage sales, for HSBC’s Southern California network. Ms. Park began her banking career in 1981 with Bank of America where she served 27 years in various positions of increasing responsibility. From May 2006 through February 2008, she was the Regional Premier Executive for Los Angeles, Ventura and Santa Barbara counties. From October 1997 through April 2006, Ms. Park served as Market Manager leading multiple Premier Banking & Investments teams in Southern California. Prior to this, she held several Branch Manager positions in various Korean-American communities and spearheaded Bank of America’s Small Business Investment Program Task Force. Ms. Park earned a B.A. degree in Business Economics from the University of California, Los Angeles. She has also completed the Graduate School of Retail Bank Management at the University of Virginia, the Advanced Leadership Program at Stanford University and the HSBC Risk Management Program in Hong Kong. Ms. Park is a Certified Financial Planner.

Douglas J. Goddard, 63. Mr. Goddard assumed the position of Executive Vice President and Chief Financial Officer of BBCN Bancorp and BBCN Bank on April 1, 2013, after having served as the Deputy Chief Financial Officer since the merger of Nara Bancorp, Inc. and Center Financial Corporation completed on November 30, 2011. Mr. Goddard has nearly 30 years of experience in financial management in the commercial banking sector. Prior to the merger, he served as Interim Chief Financial Officer of Center Financial Corporation beginning in June 2010. From 1997 through 2009, Mr. Goddard served as Executive Vice President and Chief Financial Officer of the former First Federal Bank of California, which was placed into receivership by the FDIC in December 2009. He also was involved in several other bank acquisitions in his prior positions at California United Bank and Pasadena-based Community Bank. Mr. Goddard began his professional career as an auditor in 1974 at KPMG LLP. A Certified Public Accountant, Mr. Goddard earned a B.A. degree in economics and accounting from Claremont McKenna College, where he graduated cum laude with departmental honors.

Sook Kyong Goo, 61. Ms. Goo was named Executive Vice President and Chief Operations Administrator of BBCN Bank effective December 1, 2011. Prior to the merger of equals creating BBCN, she was promoted to Executive Vice President and Chief Operations Officer of Center Bank in January 2011, after having joined Center in 2007 as Senior Vice President and Chief Operations Officer. Ms. Goo has more than 27 years of experience in banking operations, including Senior Vice President and Chief Operations Officer of Hanmi Bank, where she oversaw all branch operations functions. Ms. Goo was also instrumental in the merger process during Hanmi’s acquisition of Pacific Union Bank in 2004, where she had been previously employed since 1990. Ms. Goo began her banking career in 1987 as a teller with Glendale Federal Savings and Loan Association. She earned a B.A. degree in Communications from Ewha Women’s University in Seoul, Korea.

Daniel H. Kim, 48. Mr. Kim joined BBCN Bancorp as Executive Vice President and Chief Planning Officer effective November 25, 2013. Prior to joining BBCN Bancorp, he was the Executive Vice President, Chief Financial Officer and Corporate Secretary of the former Saehan Bancorp, Inc. and Saehan Bank. Having joined Saehan in September 2003, Mr. Kim directly supervised and provided oversight of numerous departments within the organization, including accounting/investment, central operations administration, human resources, IT, compliance and BSA requirements. From May 1997 to August 2003, Mr. Kim served as First Vice President and Manager of the accounting, corporate planning and investment departments of the former Pacific Union Bank, during which time he successfully consummated that bank’s initial public offering. Mr. Kim began his banking career in June 1991 at the former Center Bank, where he last served as Assistant Vice President and Accounting/Investment Officer. Mr. Kim earned a B.A. degree in economics/business from the University of California, Los Angeles.

David W. Kim, 49. Mr. Kim was appointed Executive Vice President, Chief Administrative Officer and General Counsel of BBCN Bank effective April 1, 2014 and brings more than 20 years of experience in the banking industry. Prior to BBCN, Mr. Kim joined United Central Bank in 2011 as part of a turnaround team, where he served as Executive Vice President, Chief Operating Officer and General Counsel. From 2010 to 2011, Mr. Kim was Executive Vice President and Chief Credit Officer of Commonwealth Business Bank. Prior to that, he was Senior Vice President, Chief Operating Officer and General Counsel of Wilshire State Bank from 2005 to 2010. Mr. Kim began his career in the Korean-American banking industry in 1995 at Hanmi Bank, where he served as Senior Vice President, Chief Administrative Officer and General Counsel. Previously, Mr. Kim was with Chase Bank in New York and the International Monetary Fund in Washington, D.C. Mr. Kim received a B.S. degree in economics and public policy from Indiana University and a J.D. degree from George Washington University Law School.

Jason K. Kim, 48. Mr. Kim was appointed Executive Vice President and Chief Lending Officer of BBCN Bank effective December 1, 2011. Prior to the merger of equals creating BBCN, he served as Chief Credit Officer of Center Bank since April 2007 and was promoted to Executive Vice President in December 2010. A 23-year veteran of the Bank, Mr. Kim served as Senior Vice President and Manager of Center Bank’s SBA Department from 1991 to 2007. Under his tenure, Center Bank’s SBA Department was recognized for having maintained the highest asset quality among more than 800 lenders across the nation, leading to the Company’s receipt of the “Lender of the Year Award” by the U.S. Small Business Administration in 2006. Mr. Kim graduated from the University of California, Los Angeles with a B.A. degree in economics.

Mark H. Lee, 52. Mr. Lee has served as Executive Vice President and Chief Credit Officer of BBCN Bank since May 2009. Previously, Mr. Lee was Senior Vice President and Deputy Chief Credit Officer at East West Bank from May 2007 to April 2009, and prior to that he was the Manager of the Commercial Business Credit department. Prior to his work at East West Bank, Mr. Lee served in various lending and credit capacities starting in 1990, at California Bank and Trust, Center Bank and Sanwa Bank California. Mr. Lee earned his B.S. degree in biochemistry from Pacific Union College and his M.B.A. degree in corporate finance from the Marshall School of Business, University of Southern California.

Brian E. Van Dyk, 52. Mr. Van Dyk was appointed Executive Vice President and Chief Information Officer of BBCN Bank effective December 1, 2011 and has more than 30 years of experience in the information technology sector. Previously, Mr. Van Dyk worked as an integration, IT conversion and vendor management consultant for RLR Management Consulting, Inc. from February 2006 to November 2011, and as President of the Premier Division of Aurum Technology Inc (and Fidelity Information Systems) from December 1999 to October 2005. Prior to his work at Aurum Technology, Mr. Van Dyk served in various software development and management positions with Electronic Data Systems from 1984 to 1999. Mr. Van Dyk earned his B.S. degree in business finance from Montana State University.

Johann Minkyun You, 50. Mr. You was appointed Executive Vice President and Chief Risk Officer of BBCN Bank effective March 3, 2014, and is responsible for all areas of risk, compliance and BSA management. Previously, Mr. You was employed by HSBC USA where he served in roles of increasing responsibility from June 2011 through January 2014. Most recently, he was Senior Vice President and Head of Enterprise Compliance Risk, responsible for compliance risk strategy, risk assessment, risk reporting, compliance risk systems and compliance issue management. From June 2006 to June 2011, Mr. You was Director and Head Consultant at IMAG Consulting Services LLC, where he spearheaded numerous operational, regulatory and risk-based projects for large global financial institutions. Mr. You earned a B.S. degree in accounting from the University of Binghamton and is a Certified Anti-Money Laundering Specialist.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our executive officers and directors, and persons who own more than 10% of the Company’s common stock, are required to file reports of ownership and changes in ownership with the SEC. The SEC requires executive officers, directors and greater than 10% beneficial owners to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of these reports and of certifications furnished to us, we believe that during the fiscal year ended December 31, 2014, all executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The success of our Company has substantially depended, and will continue to depend, on our ability to attract and retain talented employees, including the Named Executive Officers identified in the Summary Compensation Table, whose compensation is the subject of this Compensation Discussion and Analysis, or CD&A. Overall, our executive compensation is used to attract and retain key executive officers and to reward exceptional job performance by such executive officers.

We believe that the most effective executive compensation programs are those that align the interests of our executive officers with those of our stockholders. A properly structured compensation program will reinforce and support the development of a strong performance-oriented culture within the Company to achieve specific short and long-term strategic objectives while taking into consideration potential risk implications, such as not encouraging imprudent risk-taking that threatens the long-term value of the Company. Although we believe that a significant percentage of executive compensation should be based on the principles of pay for performance, we also recognize that we must have the ability to attract and retain highly talented executive officers by offering competitive base salaries. An important objective of the Company and its Compensation Committee is to ensure that the compensation programs for our employees at the Executive Vice President level and above are competitive with those at our peer group companies.

In 2012, the Company completed an internal analysis of our pay standards for our CEO, CFO and COO, with a peer group made up of U.S. public commercial banks with total assets within plus or minus 30% of the Bank’s total assets, with a deposit to asset ratio of greater than 50%, brokered deposits to deposit ratio of less than 33%, CRE loans to total loans ratio of greater than 33% and total assets of the parent corporation of less than 150% of BBCN Bancorp. The peer group consisted of: Park National Bank, Citizens Business Bank, First Financial Bank NA, Boston Private Bank and Trust Company, First Commonwealth Bank, Santa Barbara Bank & Trust NA, BancFirst, Pacific Western Bank, WestAmerica Bank, Rockland Trust Company, Columbia State Bank, Pinnacle National Bank, Cole Taylor Bank, 1st Source Bank, TowneBank, Centennial Bank, Union First Market Bank and Bank of the Ozarks. The internal analysis found that in performance the Company ranked above the 75th percentile, but in pay for the CEO, CFO and COO the Company ranked at the 25% percentile. There were no changes to the peer group from 2013 to 2014. The Compensation Committee is currently in the process of engaging an executive compensation consultant to conduct a comprehensive analysis to ensure its programs remain competitive with peer group companies in light of the Company’s growth in the last few years.

The Company’s executive compensation programs are designed to provide:

▪	levels of base salary that are competitive with companies in our peer group;

▪
annual cash incentive bonuses under the Company’s Performance Incentive Plan (also referred to as “PIP”) that are tied to our financial results, achievement of our yearly strategic goals and achievement of individual performance objectives; and

▪
long-term incentive equity awards, including equity-based awards under the 2007 Equity Incentive Plan (also referred to as the “2007 Plan”) and the 2006 Center Stock Incentive Plan (also referred to as the “2006 Plan”), and long-term incentive cash awards under the Company’s Long Term Incentive Plan (also referred to as “LTIP”) that are designed to encourage executive officers to focus their efforts on building stockholder value by meeting longer-term financial and strategic goals.

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

Roles and Responsibilities of the Human Resources and Compensation Committee

The Human Resources and Compensation Committee of the board of directors has strategic and oversight responsibility for the compensation and benefits programs of the Company. The Compensation Committee reviews the compensation recommendations made by the Chief Executive Officer for employees at the Executive Vice President level and above and any other Chief Officers who are not Executive Vice Presidents (the Chief Internal Auditor is a Senior Vice President) to determine whether the compensation paid to such employees is reasonable and competitive and whether such compensation serves the interests of the Company’s stockholders. The Chief Risk Officer reports directly to the Board Risk and Compliance Committee (also referred to as “BRCC”) and the Chief Internal Auditor reports directly to the Audit Committee. The Chairs of the BRCC and Audit Committee provide input on compensation decisions for the Chief Risk Officer and Chief Internal Auditor, respectively, in conjunction with the Compensation Committee.

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

The Compensation Committee meets at least four times a year and also holds special meetings and telephonic meetings to discuss extraordinary items, such as the hiring or dismissal of employees at the Executive Vice President level or above. For fiscal year 2014, the Compensation Committee met a total of nine times, including regularly scheduled Compensation Committee meetings, special meetings and telephonic meetings. The Chair of the Compensation Committee regularly reports to the board of directors on the Compensation Committee’s actions and recommendations. The Compensation Committee has authority to retain outside counsel, compensation consultants and other advisors to assist as needed. A copy of the Compensation Committee’s charter may be found in the Corporate Governance section of our website at www.BBCNbank.com.

Elements of Compensation

Total direct compensation is mainly comprised of a base salary, annual cash incentive bonus and long-term equity or cash incentive awards, as discussed in more detail below. Each year, the Compensation Committee determines the target level of total annual cash compensation (salary and non-equity incentive compensation) for each Named Executive Officer. To determine the appropriate mix among these elements, the Compensation Committee evaluates from time to time the pay practices of comparable banking institutions identified by the Company.

The following describes in greater detail the objectives and policies underlying the elements of our compensation structure and the methodology we use for establishing the amount of each element for our Named Executive Officers.

Base Salary

The base salary is the fixed component of the total direct compensation of our executive officers, including the NEOs. We believe that our employees should be paid a base salary that is competitive with the salaries paid by comparable banking institutions based on each employee’s experience, performance and geographic location. The Compensation Committee considers a wide variety of factors in determining compensation levels, including the individual executive officer’s performance, the Company’s performance, the business or corporate function for which the executive is responsible, the nature and importance of the executive officer’s position and role within the Company, the scope of the executive officer’s responsibility or internal relationships and the current compensation package in place for the executive officer, including the executive officer’s current annual base salary and potential bonus incentive awards under the Company’s Performance Incentive Plan (also referred to as “PIP”).

Annual Cash Incentive Bonus

We believe performance-based incentive compensation programs, with incentive criteria primarily tied to the Bank’s performance, aligns the interest of our executive officers with those of our stockholders.

The annual cash incentive award for our Chief Executive Officer is determined by the Compensation Committee in collaboration with the Lead Independent Director and approved by the board of directors, following a formal evaluation. The determination of the annual cash incentive award is based on the achievement of strategic plan goals and performance against the budget, along with specific individual goals as defined by the Compensation Committee.

Following is a summary of the individual goals assigned to our Chief Executive Officer for 2014, along with the respective weighting of each goal:

▪	meet or exceed the budgeted return on average asset goal of 1.30% (one-sixth);

▪	meet or exceed the budgeted return on average equity goal of 10.20% (one-sixth);

▪	stabilize the management and retain key officers, including our executive officers (one-sixth);

▪	improve employee morale (one-sixth); and

▪	achieve the 2014 strategic initiatives (one-third).

Kevin S. Kim exceeded 100% of his individual goals based on the board’s assessment of the Chief Executive Officer’s performance and the Company’s overall financial results for 2014. Pursuant to his employment agreement, our board of directors may provide for an annual cash incentive bonus ranging between 50% and 125% of our Chief Executive Officer’s annual base salary, with the targeted bonus amount at 75%. Given the overall financial performance of the Company,the achievement of strategic initiatives and individual goals, and our Chief Executive Officer’s success in stabilizing and building an executive management team equipped to lead the Company toward its longer term growth objectives, our Compensation Committee recommended and our board of directors approved an annual cash incentive award of 85% of our Chief Executive Officer’s annual base salary for 2014.

Annual cash incentive bonuses for all other senior employees with a title of First Vice President and above, including NEOs, are paid under the Company’s Performance Incentive Plan. Senior officers must have been employed by the Company for a minimum of six months as of the year-end to be eligible for the PIP bonus for that year. The PIP was developed to recognize and reward senior officers, who help enhance stockholder value, profitability and customer satisfaction and help meet the strategic goals of the Company. The program also measures performance against agreed-upon goals in determining an incentive award. The PIP is administered by the Chief Executive Officer and approved by the Compensation Committee.

The PIP defines Bank performance goals and individual goals and establishes incentive award ranges for each level of management. For 2014, the goals for our Senior Executive Vice Presidents were based 80% on the achievement of the Bank performance goals and 20% on individual goals. The goals for our Executive Vice Presidents were based 75% on the achievement of the Bank performance goals and 25% on individual goals.

Following is a summary of the Bank performance goals assigned to all PIP participants for 2014, with each having an equal contribution to the overall weighting of the corporate goals:

▪	complete the reorganization of delivery channels by retail and commercial;

▪	meet or exceed the budgeted loan growth goal of 7% and deposit growth goal of 8% ;

▪	meet or exceed the budgeted profitability measures of 1.30% return on average assets and 10.20% return on average equity;

▪	achieve the 2014 strategic initiatives; and

▪	complete a satisfactory regulatory examination.

The Bank met 80% of the Bank performance goals relating to the reorganization of delivery channels, met 100% of the goals relating to loan and deposit goals, met 100% of the goals relating to budgeted profitability measures, 95% of the goals relating to the 2014 strategic initiatives and 99% of the goals relating to a satisfactory regulatory examination.

Following is a summary of the individual goals of each of the NEOs, other than our Chief Executive Officer, and the respective weighting to their total performance goals:

▪
Kyu S. Kim: 1) participate and collaborate in reorganizing the delivery channels (5%); 2) meet assigned financial budget goals, including loans, deposits and profitability (5%); 3) meet new key customers, strategic market growth and new product development goals (5%); and 4) develop and retain next generation of leaders (5%). Ms. Kim met 83% of her individual goals.

▪
Cha Y. Park: 1) participate and collaborate in reorganizing the delivery channels (5%); 2) meet assigned financial budget goals, including loans, deposits and profitability (5%); 3) meet new key customers, strategic market growth and new product development goals (5%); and 4) develop and retain next generation of leaders (5%). Ms. Cha met 81% of her individual goals.

▪
Douglas J. Goddard: 1) achieve assigned strategic initiatives (5%); 2) consistently and efficiently perform high quality work combining knowledge, technical expertise, ability and effort to achieve outstanding results and output for the responsible areas (5%); 3) obtain satisfactory ratings for applicable internal audits, regulatory examination, compliance and code of ethics related subjects, and implementation of initiatives to improve any findings (5%); 4) develop next generation of leaders (5%); and 5) participate and collaborate in reorganizing the delivery channels (5%). Mr. Goddard met 85% of his individual goals.

▪
Johann Minkyun You: 1) achieve assigned strategic initiatives (5%); 2) consistently and efficiently perform high quality work combining knowledge, technical expertise, ability and effort to achieve outstanding results and output for the responsible areas (5%); 3) obtain satisfactory ratings for applicable internal audits, regulatory examination, compliance and code of ethics related subjects, and implementation of initiatives to improve any findings (5%); 4) develop next generation of leaders (5%); and 5) participate and collaborate in reorganizing the delivery channels (5%). Mr. You met 88% of his individual goals.

The determination of how incentive payments are allocated and paid to each NEO is recommended by the Chief Executive Officer to the Compensation Committee and reviewed and approved by the board of directors. For Senior Executive Vice President level officers, the guidance for the PIP award as a percentage of the base salary was a minimum threshold of 40%, target of 50% and maximum of 60%. For Executive Vice President level officers, the guidance for the PIP award as a percentage of the base salary was a minimum threshold of 30%, target of 40% and maximum of 50%. The Chief Executive Officer determines each NEO’s PIP award amount after the completion of PIP and individual performance evaluations. The allocation of each year’s PIP accrual, to be paid in the following year, is determined by the relative performance and contribution to the financial results of the Company by each NEO and achievement of individual performance goals under each NEO’s PIP.

In December 2014, all employees were paid a holiday bonus. All employees at levels below First Vice President were paid an individual holiday bonus equivalent to 80% of their monthly salary. Employees at levels First Vice President and above were paid a flat amount of $500. All part-time employees were paid a flat $300. For employees hired in 2014, a pro-ration was calculated based on weeks worked in 2014.

Long-Term Equity Incentive Awards

Long-term incentive equity awards are an additional component of the Company’s total compensation package for retaining and motivating executive officers. The Compensation Committee believes that equity-based compensation, including stock options and performance units, ensures that the Company’s officers have a personal stake in the long-term success of the Company without encouraging such officers to take inappropriate or unnecessary risks. During the Company’s history, long-term incentive equity awards have been granted from time to time to help retain officers and secure their ongoing commitment to the Company. These long-term incentive awards have been granted under the Nara Bancorp, Inc. 2001 Nara Bank 2000 Continuation Long Term Incentive Plan (also referred to as the “2000 Plan”), which was subsequently replaced by the Nara Bancorp, Inc. 2007 Equity Incentive Plan, and renamed as the BBCN Bancorp, Inc. 2007 Equity Incentive Plan (also referred to as the “2007 Plan”) and the 2006 Center Stock Incentive Plan (also referred to as the “2006 Plan”). The Company will continue to review best practices periodically and reevaluate the frequency of grants in light of practices by peer group companies in a manner that is consistent with the compensation philosophy of the Company and stockholders’ interests.

The Company has granted long-term equity incentive awards under the 2000 Plan and the 2007 Plan. Under the 2000 Plan, the Company granted options to purchase the Company’s common stock and restricted units, which typically vested over a three-year or five-year period in equal installments on the anniversary dates of the grant and were granted with a ten-year term. The options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. With the adoption of the 2007 Plan, the 2000 Plan was terminated, except with respect to outstanding awards.

Options and performance units granted under the 2007 Plan typically vest over a three-year or five-year period in equal installments on the anniversary date of the grant. Options are granted with a ten-year term and have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Performance unit grants will result in the issuance of the Company’s common stock upon vesting and achievement of specified performance criteria.

The Company assumed the outstanding stock option awards that had been made under the 2006 Center Stock Incentive Plan (also referred to as the“2006 Plan”). Options issued under the 2006 Plan typically vest over a three-year or five-year period in equal installments on the anniversary date of the grant. Options are granted with a ten-year term and have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant.

On February 10, 2012, the executive officers of the Company, including Douglas J. Goddard and Kyu S. Kim, were granted performance units worth approximately 45% of their base salary in 2011 in conjunction with the completed merger of equals by and between the two predecessor companies. The performance units vested 50% on the two-year anniversary at February 10, 2014 and 25% on the three-year anniversary at February 10, 2015. The remaining 25% will vest on the fourth anniversary of the grant date, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

On March 6, 2013, Kevin S. Kim was granted 20,000 performance units in conjunction with his appointment as President and Chief Executive Officer of BBCN Bancorp. The performance units vest in thirds on each of the first three anniversaries of the grant date, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

On June 26, 2013, Kyu S. Kim was granted 4,000 performance units. The performance units vest 20% on each of the first five anniversaries of the grant date, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

On January 22, 2014, Cha Y. Park was granted 20,000 performance units in conjunction with Ms. Park’s joining the Company as a new employee. The performance units vest 25% on each of the first four anniversaries of the grate date, subject to attainment of satisfactory individual performance reviews in each year of the vesting period.

On April 11, 2014, Kevin S. Kim was granted 30,000 restricted units in conjunction with his appointment as President and Chief Executive Officer of BBCN Bank, in addition to his current responsibilities as Chairman, President and Chief Executive Officer of the Company. The restricted units vest 20% on each of the first five anniversaries of the grate date, subject to the attainment of satisfactory individual performance reviews in each year of the vesting period.

On June 27, 2014, the terms of Mr. Kim’s employment agreement were finalized through which he was granted 200,000 stock options with a strike price of $15.88 under the 2007 Plan. The stock options vest and become exercisable 20% on each of the first five anniversaries.

Long-Term Cash Incentive Plan

The Company has a Long Term Incentive Plan (also referred to as “LTIP”), which is intended to incentivize executive officers to remain employed by the Bank for the long term and to provide a vehicle for executive officers to build a retirement fund beyond the Company’s 401(k) plan. We believe that stability of our executive management team is a key component to the Company’s future success and growth.

The LTIP requires the satisfaction of certain performance criteria by each participant each year in order for the executive officer to receive full credit for his or her potential yearly contribution. Performance criteria are determined in advance by the board of directors each year. Since 2008, the performance criteria have been that the Company must meet at least 80% of its return on assets and return on equity targets to be eligible for any contribution to an executive officer’s LTIP account.

Since 2011, the Company met its performance criterion each year, and contributions were made to the LTIP accounts of qualified participants. Currently, Kevin S. Kim and Kyu S. Kim are the only participants in the LTIP.

Kyu S. Kim became an LTIP participant in 2008. According to the terms of her individual LTIP agreement, Kyu S. Kim is entitled to have contributions up to $30,000 per year, for a ten-year period beginning in 2008, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when she reaches 65 years of age. The agreement has a five-year vesting cliff of up to 50% of her total potential contribution amount plus accrued interest in her deferred compensation account, with an additional 10% vesting of the total potential contributions plus accrued interest in each of years six through ten. The agreement provides for accelerated vesting of her deferred compensation account upon the occurrence of a “double trigger,” which is both a change in control of the Company and a separation from service for good cause within 12 months of the change in control event. Company contributions to date to Kyu S. Kim’s LTIP account include $30,000 each for 2011, 2012, 2013 and 2014.

Kevin S. Kim became an LTIP participant in 2014. According to the terms of his individual LTIP agreement, Kevin S. Kim is entitled to have contributions up to $50,000 per year, for a ten-year period beginning in 2014, credited to a deferred compensation account which accrues interest at an annual rate of 6.25%, to be paid out starting when he reaches 65 years of age. The agreement has a five-year vesting cliff of up to 50% of his total potential contribution amount plus accrued interest in his deferred compensation account, with an additional 10% vesting of the total potential contributions plus accrued interest in each of years six through ten. Mr. Kim’s LTIP agreement provides for accelerated vesting of his deferred compensation account upon the occurrence of a “double trigger,” which is both a change in control of the Company and a separation from service for good cause within 12 months of the change in control event. Company contributions to date to Kevin S. Kim’s LTIP account include $50,000 credited in 2015 for his services in 2014.

Alvin D. Kang, our former President and Chief Executive Officer who departed the Company and Bank on January 31, 2013, became a participant in the LTIP in 2008. Company contributions to his account, which accrues interest at an annual rate of 6.25%, included $40,000 in 2011 and 2012. All requirements of his LTIP agreement have been satisfied, and distributions under the LTIP commenced in April 2013.

As previously discussed above in the Compensation Philosophy and Objectives section on page 23, the Compensation Committee is currently in the process of engaging an executive compensation consultant to conduct a comprehensive analysis to ensure its programs remain competitive with peer group companies, which analysis is expected to include a review of the Company’s LTIP and expand executive officer participation.

Perquisites

The Company believes it is important to give customary perquisites to its NEOs, which assist them in performing their responsibilities within the Company. Please see the footnotes to the Summary Compensation Table for further information.

Broad-Based Employee Benefit Programs

The NEOs are entitled to participate in the benefits programs that are available to all full-time employees. These benefits include health, dental, vision, and life insurance, paid vacation and the Company contributions to the 401(k) Plan, if any.

Compensation Committee Interlocks and Insider Participation

The members of our Human Resources and Compensation Committee are Messrs. Scott Yoon-Suk Whang (Chair), C.K. (Chuck) Hong, Sang Hoon Kim, Peter Y.S. Kim, David P. Malone and Dale S. Zuehls, all of whom satisfy the NASDAQ Stock Market listing requirements and relevant Internal Revenue Service and SEC regulations on director independence. None of the members of the Compensation Committee have ever been an officer or employee of the Company or any of its subsidiaries. In addition, none of our directors or executive officers have served as a director of an entity for which a member of the Compensation Committee is an executive officer.

Tax Deductibility of Executive Officer Compensation

In general, compensation paid or otherwise provided to our executive officers is deductible by the Company as and when it is reported as taxable to the recipient.  However, Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), precludes a publicly traded corporation from taking a deduction for compensation in excess of $1 million for its Chief Executive Officer or any of its three next highest paid executive officers (other than the Chief Financial Officer), unless the compensation satisfies the criteria to be “performance-based” as defined for purposes of Section 162(m). Income recognized by our executive officers upon the exercise of nonstatutory stock options granted under our Stock Plans generally would be tax-deductible for us as performance-based under Section 162(m). Gain recognized by our executive officers with respect to incentive stock options is not deductible, except to the extent that the executive officer recognizes ordinary income upon is a “disqualifying disposition” of the shares. A disqualifying disposition occurs when the executive sells or disposes of incentive stock option shares within two years after the grant date or within one year after the exercise date. In general, the vesting criteria that we have used for our grants of restricted stock and restricted stock unit awards and the performance criteria that we have used under our annual cash incentive plan do not qualify as performance-based for purposes of Section 162(m).  Therefore, if income from any of these awards should result in one or more of our applicable executive officers having taxable income in excess of $1 million in any year, such income would not be fully deductible by us at the time the award is otherwise taxable to the executive.

2014 Summary Compensation Table

The Named Executive Officers, whom we also refer to as NEOs, are (i) each person who served as our Chief Executive Officer for any period of time during 2014; (ii) each person who served as our Chief Financial Officer for any period of time during 2014; and (iii) each of the other three most highly compensated executive officers employed by us as of December 31, 2014, whose total compensation for services rendered to us in all capacities during 2014 exceeded $100,000, and any former executive officer who would have been so included on the basis of his 2014 compensation if he had remained an employee at year end. For 2014, the NEOs are Kevin S. Kim, Douglas J. Goddard, Kyu S. Kim, Cha Y. Park and Johann Minkyun You, as well as our former Bank President and Chief Executive Officer Soo B. Min.

The Summary Compensation Table and related narratives present the compensation paid to or earned by our Named Executive Officers for the three years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Options Awards ($)(4)	Non-Equity Incentive Plan Compen- sation ($)(5)	Change in Pension Value and Nonqualified Deferred Comp Earnings ($)	All Other Compen-sation ($)(6)	Total ($)
Kevin S. Kim Chairman, President & Chief Executive Officer	2014 2013	589,231 360,000	908 1,665	470,400 263,600	252,770 —	552,500 224,000	— —	46,119 97,945	1,911,928 947,210
Douglas J. Goddard Executive Vice President & Chief Financial Officer	2014 2013 2012	288,414 273,416 248,846	910 1,665 2,240	— — 111,564	— — —	94,000 100,000 77,500	— — —	25,545 25,050 24,243	408,919 400,131 464,393
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	2014 2013 2012	305,442 250,938 218,654	827 36,582 2,348	— 56,599 96,069	— — —	113,000 110,000 45,000	992 741 0	25,709 27,852 24,920	445,970 482,712 386,991
Cha Y. Park Senior Executive Vice President & Chief Retail Banking Officer	2014	305,308	200,911	329,000	—	105,000	—	24,937	965,156
Johann Minkyun You Executive Vice President & Chief Risk Officer	2014	226,154	100,908	—	—	82,000	—	11,146	420,208
Soo B. Min Former President & Chief Executive Officer, BBCN Bank	2014 2013	26,654 248,769	— 1,665	— 196,480	— —	— —	— —	664,658 11,243	691,312 458,157
__________

(1)	The amounts reported in the Salary column reflect the actual amount paid in each year.

(2)
Each current NEO received holiday bonuses made up of gift cards aggregating approximately $910 in the fourth quarter of 2014, approximately $1,665 in the fourth quarter of 2013 and $2,240 in the fourth quarter of 2012. During 2014, Cha Y. Park and Johann Minkyun You received bonuses respectively in conjunction with their joining the management team of the Bank of $100,000 each. Cha Y. Park received an additional $100,000 bonus to partially compensate for lost benefits as a result of her departure from her former employer. During 2013, Kyu S. Kim received a spot bonus of $35,000.

(3)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value for performance units in each respective year. Kevin S. Kim was granted 30,000 restricted stock units on April 11, 2014 under the 2007 Plan, in conjunction with his appointment as Chief Executive Officer of both the Company and Bank, which vest 20% each on the anniversary of the first five years. The closing price of the Company’s stock on April 11, 2014 was $15.68. Kevin S. Kim was granted 20,000 performance units on March 6, 2013, under the 2007 Plan, in conjunction with his appointment as Chief Executive Officer of the Company, which vest equally in thirds after each year of the first three years. The closing price of the Company’s stock on March 6, 2013 was $13.18. Kyu S. Kim was granted 4,000 performance units on June 26, 2013 under the 2007 Plan, which vest 20% each on the anniversary of the first five years. The closing price of the Company’s stock on June 26, 2013 was $13.75. Kyu S. Kim was granted 98 restricted stock units as part of a service anniversary award on December 6, 2013, on which date the closing price of the Company’s stock was $16.32. Cha Y. Park was granted 20,000 performance units on January 22, 2014 under the 2007 Plan, in conjunction with her joining the Bank, which vest 25% each on the anniversary of the first four years. The closing price of the Company’s stock on January 22, 2014 was $16.45. Kyu S. Kim and Douglas J. Goddard were granted 9,300 and 10,800 performance units, respectively, on February 10, 2012 under the 2007 Plan, in conjunction with the completed merger of equals by and between the two predecessor companies, and these performance units vest 50% after the first two years and 25% after each of the third and fourth years. The closing price of Company stock on February 10, 2012 was $10.33. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in the “Stock Awards” column represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding assumptions underlying valuation of equity awards.

(4)
The amounts reported in the Options Awards column represent the aggregate grant date fair value for stock options granted in each respective year. Kevin S. Kim was granted 200,000 stock options with a strike price of $15.88 on June 27, 2014 under the 2007 Plan, which vest and become exercisable 20% each on the anniversary of the first five years. The closing price of the Company's stock on June 27, 2014 was $15.88. Note that the amounts reported in this column represent the applicable grant date fair values of stock options in accordance with FASB ASC Topic 718, which do not necessarily correspond to the actual economic value that will be received by the NEO from the options. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding assumptions underlying valuation of equity awards.

(5)
Amounts shown are for services rendered during the year indicated, but were typically paid in the subsequent year. The amounts shown represent performance-based bonuses and Company contribution credits to deferred compensation accounts under the Company’s Long Term Incentive Plan, both of which are more fully described in the CD&A.

(6)
All other compensation includes perquisites, matching contributions to the Company’s 401(k) Plan and auto allowance. Effective January 1, 2012, the Company made a matching contribution equal to 100% of the first 3% of employee’s bi-weekly paycheck amount and 75% of the next 2% of an employee’s bi-weekly paycheck amount. For Kevin S. Kim, all other compensation also included initiation fees and monthly membership fees at a social club and a country club, aggregating $16,824 in 2014 and $73,440 in 2013. All other compensation also includes the estimated value of the Bank Owned Life Insurance benefit of $645 for Kevin S. Kim, $495 for Douglas J. Goddard and $659 for Kyu S. Kim based on IRS life insurance valuations.

2014 Grants of Plan-Based Awards Table

The following table presents information concerning performance units granted to NEOs during the fiscal year ended December 31, 2014.

		Stock Awards	Options Awards
	Grant Date	Number of Shares of Stock or Units (#)(1)	Number of Securities Underlying Options (#)	Exercise Price ($/sh)	Closing Price on Option Grant Date ($/sh)	Grant Date Fair Value ($)(2)
Kevin S. Kim Chairman, President & Chief Executive Officer	4/11/2014 6/27/2014	30,000	200,000	$15.88	$15.68	470,400
Cha Y. Park Senior Executive Vice President & Chief Retail Banking Officer	1/22/2014	20,000	—	—	—	329,000
__________

(1)
Performance units and restricted stock units were granted pursuant to the 2007 Plan. Kevin S. Kim was granted 30,000 restricted stock units on April 11, 2014, which vest 20% each on the anniversary of the first five years. Cha Y. Park was granted 20,000 performance units on January 22, 2014, which vest 25% each on the anniversary of the first four years.

(2)
The closing price of the Company’s stock was $16.45 on January 22, 2014 and $15.68 on April 11, 2014. Pursuant to SEC regulations regarding the valuation of equity awards, amounts in “stock awards” and “option awards” columns represent the applicable full grant date fair values of stock awards in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.

2014 Nonqualified Deferred Compensation Table

The following table presents information concerning deferred compensation during the fiscal year ended December 31, 2014. Kevin S. Kim and Kyu S. Kim currently are the only NEOs employed with the Company and participating in the Company’s Long Term Cash Incentive Plan. A full narrative description of the deferred compensation plan for executives may be found in the CD&A.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(1)
Kevin S. Kim Chairman, President & Chief Executive Officer	—	50,000	—	—	50,000
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	—	30,000	8,496	—	140,578
__________

(1)
The earnings on the employee deferred compensation plans are calculated based on the total amount of interest accrued on account balances during 2014. The Summary Compensation Table includes only the above-market portion of those interest amounts in 2014, which amounted to $992 for Kyu S. Kim.

2014 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information concerning the value of all unexercised options and unvested stock awards previously awarded to the Named Executive Officers as of December 31, 2014. This includes options and unvested performance units and restricted stock units granted under the 2007 Plan.

		Option Awards(1)(2)				Stock Awards
Name	Option/Stock Award Grant Date	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Kevin S. Kim Chairman, President & Chief Executive Officer	3/6/2013					13,334	191,743
	4/11/2014					30,000	431,400
	6/27/2014		200,000	15.88	6/27/2024
Douglas J. Goddard Executive Vice President & Chief Financial Officer	2/10/2012					10,800	155,304
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	2/10/2012					9,300	133,734
	6/26/2013					3,200	46,016
Cha Y. Park Senior Executive Vice President & Chief Retail Banking Officer	1/22/2014					20,000	287,600
__________

(1)
Terms of outstanding stock options are for a period of ten years from the date the option is granted. Options may be exercised during a period not to exceed three months following the termination of an optionee’s continuous service to the Company for any reason other than disability or death. If an optionee becomes disabled or dies during his service to the Company, the optionee’s option may be exercised up to twelve months following the date of termination of employment. Kevin S. Kim was granted 200,000 stock options with a strike price of $15.88 on June 27, 2014 under the 2007 Plan, which vest and become exercisable 20% each on the anniversary of the first five years. The closing price of the Company’s stock on June 27, 2014 was $15.88.

(2)	The exercise price per share for an incentive stock option must be at least equal to the fair market value of the common stock at the date of grant. The exercise price may be paid in cash or stock.

(3)
Performance units and restricted stock units were granted pursuant to the 2007 Plan. Kevin S. Kim was granted 20,000 performance units on March 6, 2013, which vest equally in thirds after each year of the first three years. Kevin S. Kim was granted 30,000 restricted stock units on April 11, 2014, which vest 20% each on the anniversary of the first five years. Douglas J. Goddard was granted 10,800 performance units on February 10, 2012, which vest 50% after the first two years and 25% after each of the third and fourth years. Kyu S. Kim was granted 9,300 performance units on February 10, 2012, which vest 50% after the first two years and 25% after each of the third and fourth years. Kyu S. Kim was granted 4,000 performance units on June 26, 2013, which vest 20% each on the anniversary of the first five years. Cha Y. Park was granted 20,000 performance units on January 22, 2014, which vest 25% each on the anniversary of the first four year.

(4)	Value based on $14.38, the closing price per share of our common stock on December 31, 2014.

2014 Option Exercises and Stock Vested Table

The following table presents information concerning the number of shares acquired and the value realized during 2014 upon the exercise of stock options and the vesting of performance units previously granted to each of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kevin S. Kim Chairman, President & Chief Executive Officer	—	—	6,666(2)	116,388
Douglas J. Goddard Executive Vice President & Chief Financial Officer	—	—	5,400(3)	80,784
Kyu S. Kim Senior Executive Vice President & Chief Operating Officer	—	—	5,450(4)	82,284
__________

(1)	Values were determined by multiplying the number of shares or units, as applicable, that vested by the closing market price of our common stock on the vesting date.

(2)
Kevin S. Kim was granted 20,000 performance units on March 6, 2013, which vest equally in thirds after each year of the first three years. Of these performance units, 6,666 vested on March 6, 2014, on which date the closing market price of our common stock was $17.46.

(3)
Douglas J. Goddard was granted 10,800 performance units on February 10, 2012, which vest 50% after the first two years and 25% after each of the third and fourth years. Of these performance units, 10,800 vested on February 10, 2014, on which date the closing market price of our common stock was $14.96.

(4)
Kyu S. Kim was granted 9,300 performance units on February 10, 2012, which vest 50% after the first two years and 25% after each of the third and fourth years. Of these performance units, 4,650 vested on February 10, 2014, on which date the closing market price of our common stock was $14.96. Kyu S. Kim was granted 4,000 performance units on June 26, 2013, which vest 20% each on the anniversary of the first five years. Of these performance units, 800 vested on June 26, 2014, on which date the closing market price of our common stock was $15.90.

Potential Payments Upon Termination of Employment or Change in Control

The following table presents the estimated payments and benefits that each Named Executive Officer would have been entitled to if they were terminated on December 31, 2014. Unless otherwise indicated, all amounts are payable in lump sums.

Name	Cash Severance Arrangements/Compensation ($)(1)	Acceleration of Unvested Options and Stock Awards ($)(2)	Total Termination Benefits ($)
Kevin S. Kim Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— 975,000(3) — 1,625,000(3) 300,000 —	— 623,143 — 623,143 623,143 623,143	— 1,598,143 — 2,248,143 923,143 623,143
Douglas J. Goddard Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — 300,000 —	— — — 77,652 77,652 77,652	— — — 77,652 377,652 77,652
Kyu S. Kim Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — 70,289(4) 300,000 —	— — — 112,883 112,883 112,883	— — — 183,766 412,883 112,883
Cha Y. Park Voluntary Termination or Retirement Involuntary Termination (other than For Cause) Involuntary Termination (For Cause) Termination in Connection with Change in Control Death Disability	— — — — 300,000 —	— — — 287,600 287,600 287,600	— — — 287,600 587,600 287,600

__________

(1)	All full time employees of the Company and the Bank are entitled to death benefits of 1.5 times their annual base salary, up to a maximum of $300,000.

(2)
The 2007 Plan allows for vesting of all performance units upon a change in control, death or the finding of permanent disability. This calculation assumes that each NEO’s performance units were paid out in stock at the closing price on December 31, 2014, of $14.38 per share.

(3)
Pursuant to the terms of Kevin S. Kim's employment agreement, which is described in more detail beginning on page 24 of this Proxy Statement, Mr. Kim would have been entitled to 150% of his annual base salary for involuntary termination, other than for cause, and 250% of his annual base salary upon a change in control occurring on December 31, 2014.

(4)
Kyu S. Kim is a participant in the Long Term Incentive Plan (“LTIP”). The LTIP allows for payment of a portion of the accrued benefits upon a change of control. Ms. Kim would have been entitled to 50% of her accrued benefits upon a change of control occurring on December 31, 2014, payable in accordance with the terms of her Long Term Incentive Plan. In addition, the LTIP allows for payment of 100% of the accrued benefit upon the death of a participant.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. The Company’s compensation and benefits programs are designed to pay directors fairly for work required for an organization of the size and scope of the Company, align the directors’ interest with the long-term interests of stockholders, and provide compensation that is transparent and straightforward for stockholders to understand.

Cash Compensation

For 2014, each non-management director received an annual cash retainer of $54,000, paid in monthly installments of $4,500 per month. The Lead Independent Director of the Company and the Chairman of the Company’s wholly owned subsidiary, BBCN Bank, each received an additional $18,000 annual retainer, paid in monthly installments of $1,500 per month. The committee Chairs each received an additional annual retainer of $6,000 for their services, paid in monthly installments of $500 per month. Each director received an additional $1,000 per month for each monthly board meeting attended. Committee members received an additional annual retainer of $6,000, paid in monthly installments of $500 per month. Each member of the Director’s Loan Committee received an annual retainer of $6,000, paid in monthly installments of $500 per month.

Throughout 2014, each director was given the option to receive $1,250 per month in cash or to participate in the Bank’s health and life insurance policy, up to a cost of $1,250 per month. The directors also received reimbursement for expenses, which included reasonable travel expenses to attend board or committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

In May 2004, Jin Chul Jhung, Peter Y.S. Kim, Sang Hoon Kim and Chung Hyun Lee each became a participant in Center Bank’s Director Survivor Income Plan (“Director Survivor Income Plan”), which provides for a payment to each director’s chosen beneficiary in the amount of $200,000. Former Center Bank, in return, purchased whole life insurance policies insuring the life of each director in amounts which exceed the benefits payable to such beneficiaries with the Company as beneficiary of each of the insurance policies.

Long-Term Equity Incentive Awards

Directors may be granted equity awards upon their appointment to the board of directors. Periodically, the Company reevaluates board compensation, including the grant of new stock options and performance units. In setting director compensation, the Company considers the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by the board of directors. The Company also considers board compensation practices at similarly situated banks, while keeping in mind the compensation philosophy of the Company and the stockholders’ interests. Please see “Beneficial Ownership of Directors and Executive Officers” on page 33 of this Proxy Statement, for information concerning stock and options held by our directors.

The following table presents information concerning the compensation of our non-employee directors during 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Steven D. Broidy(4)	102,000			34,500	136,500
Kiho Choi(5)	21,750	—	—	4,375	26,125
Louis M. Cosso(6)	59,000	—	—	8,750	67,750
Jinho Doo(7)	12,000	—	—	2,500	14,500
C.K. (Chuck) Hong(7)	12,000	—	—	2,500	14,500
Jin Chul Jhung	94,000	—	—	19,944	113,944
Peter Y.S. Kim	141,000	—	—	18,048	159,048
Sang Hoon Kim	94,000	—	—	19,944	113,944
Chung Hyun Lee	94,000	—	—	19,944	113,944
William J. Lewis(5)	25,750			4,375	30,125
David P. Malone (Chairman, BBCN Bank)(8)	57,000	—	—	9,167	66,167
Jesun Paik(9)	76,000	—	—	15,000	91,000
Gary E. Peterson(7)	12,000	—	—	2,500	14,500
Scott Yoon-Suk Whang	200,000	—	—	15,000	215,000
Dale S. Zuehls (Lead Independent Director)(10)	72,000	—	—	12,500	84,500
__________

(1)
Amounts shown include payment of annual board membership retainer fees for the Company and Bank board meetings, committee membership fees, specific purpose committee membership fees, chairmanship and lead independent director annual retainers and bonuses.

(2)
As of December 31, 2014, each of the following directors had 23,415 vested, exercisable stock options outstanding: Jin Chul Jhung, Peter Y.S. Kim, Sang Hoon Kim and Chung Hyun Lee under the 2006 Center Stock Incentive Plan, which was assumed by the Company.

(3)
Amounts include payments made to certain directors a) for or in lieu of receiving life insurance coverage and health insurance coverage paid by the Company: $2,500 each to Messrs. Doo, Hong and Peterson; $4,375 each to Messrs. Choi and Lewis; $7,500 paid to Mr. Broidy; $8,750 paid to Mr. Cosso; $9,167 paid to Mr. Malone; $12,5000 paid to Dr. Zuehls; and $15,000 each to Messrs. Jhung, Peter Y.S. Kim, Sang Hoon Kim, Lee, Paik, and Whang. Amounts also include the estimated value of the Director Survivor Income Plan benefit of $4,944 for Jhung, Sang Hoon Kim and Lee, and $3,048 for Peter Y.S. Kim based on IRS life insurance valuations.

(4)	Mr. Broidy retired from the boards of directors of the Company and Bank effective June 26, 2014 and served as a consultant for a six-month period following his retirement.

(5)	Messrs. Choi and Lewis were appointed to the boards of directors of the Company and Bank effective September 15, 2014.

(6)	Mr. Cosso retired from the boards of directors of the Company and Bank effective July 24, 2014.

(7)	Messrs. Doo, Hong and Peterson were appointed to the boards of directors of the Company and Bank effective October 29, 2014.

(8)	David P. Malone was appointed to the board of directors of the Company and Bank effective May 20, 2014 and was named Chairman of the Bank board effective June 26, 2014.

(9)
Jesun Paik retired from the boards of directors of the Company and Bank effective June 26, 2014. In appreciation of his 10-plus years of service as a director of the Company and Bank, Mr. Paik was granted director emeritus status for a one-year period following his retirement.

(10)	Dale S. Zuehls was appointed to the board of directors of the Company and Bank effective March 20, 2014 and was named Lead Independent Director of the Company effective June 26, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners of More than Five Percent
The following table presents information known to the Company pursuant to SEC filings as of the Record Date concerning the beneficial owners of more than five percent of the outstanding shares of the Company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
FMR LLC 245 Summer Street, Boston, MA 02110	7,146,810(3)	8.99%
BlackRock, Inc. 40 East 52nd Street, New York, NY 10022	7,013,878(3)	8.82%
The Vanguard Group 100 Vanguard Boulevard, Malvern, PA 19355	5,057,628(4)	6.36%

(1)
We have relied on the filings with the SEC on Schedule 13G of each of the listed stockholders in determining how many shares each stockholder owns. The public filings on Schedule 13G, including any amendments thereto, by these stockholders reflect ownership information as of December 31, 2014.

(2)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February 13, 2015, FMR has sole power to vote 813,356 shares; and sole power to dispose or to direct the disposition of 7,146,810 shares.

(3)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on January 22, 2015, BlackRock, Inc. has sole power to vote or direct the vote of 6,826,945 shares; and sole power to dispose of or direct the disposition of 7,013,878 shares.

(4)
Based solely upon information contained in a Schedule 13G/A filed with the SEC on February, 10, 2015, The Vanguard Group has sole power to vote or direct the vote of 115,709 shares; sole power to dispose or to direct the disposition of 4,947,619 shares; and shared power to dispose of or to direct the disposition of 110,009 shares.

Beneficial Owners of Directors and Executive Officers

The following presents information concerning the beneficial ownership of our common stock as of the Record Date for (i) each of our directors, (ii) each of our executive officers, and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (#)(1)	Options/SARs exercisable within 60 days (#)(2)	Total Beneficial Ownership (#)	Percent of Class(3)
Directors
Kiho Choi	—	—	—	n/a
Jinho Doo	—	—	—	n/a
C.K. (Chuck) Hong	—	—	—	n/a
Jin Chul Jhung(4)	209,193	23,415	232,608	0.29%
Kevin S. Kim	498,350	40,000	538,350	0.68%
Peter Y.S. Kim(5)	889,473	23,415	912,888	1.15%
Sang Hoon Kim(6)	851,712	23,415	875,127	1.10%
Chung Hyun Lee	233,119	23,415	256,534	0.32%
William J. Lewis	—	—	—	n/a
David P. Malone	—	—	—	n/a
Gary E. Peterson	—	—	—	n/a
Scott Yoon-Suk Whang(7)	59,602	—	59,602	0.07%
Dale S. Zuehls	—	—	—	n/a
Executive Officers
Kyu S. Kim	7,873	—	7,873	0.01%
Cha Y. Park	5,000	—	5,000	0.01%
Douglas J. Goddard	8,100	—	8,100	0.01%
Sook K. Goo	10,693	23,415	34,108	0.04%
Daniel H. Kim	1,000	—	1,000	0.00%
David W. Kim	1,000	—	1,000	0.00%
Jason K. Kim	70,729	23,415	94,144	0.12%
Mark H. Lee	14,143	—	14,143	0.02%
Brian E. Van Dyk	4,496	—	4,496	0.01%
Johann Minkyun You	—	—	—	n/a
All Directors and Executive Officers as a Group (23 Individuals)			3,044,973	3.83%
__________

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

(2)
As of December 31, 2014, each of the following directors and executive officers had 23,415 vested, exercisable stock options outstanding under the 2006 Plan: Jin Chul Jhung, Peter Y.S. Kim, Sang Hoon Kim, Chung Hyun Lee, Sook K. Goo and Jason K. Kim.

(3)	This percentage is based on the total number of shares of the Company’s common stock outstanding as of the Record Date, April 2, 2015, which was 79,542,321.

(4)	Ownership includes 189,193 shares gifted to an irrevocable trust with his spouse as sole trustee to which Mr. Jhung retains the sole voting and investment power.

(5)	Ownership includes 390,000 shares gifted to his children to which Mr. Kim retains the sole voting and investment power.

(6)
Ownership includes 211,842 shares held by a trust of which Mr. Kim is a trustee, and 5,317 shares held by other relatives of Mr. Kim, as to all of which shares Mr. Kim has shared voting and investment power pursuant to agreements with the record owners of the shares. Also includes 214,266 shares held by Mr. Kim’s wife as separate property, all of which are pledged and as to which shares Mr. Kim has shared voting and investment power.

(7)	Ownership includes 19,933 shares owned by revocable trust and 6,000 shares gifted to his grandchildren, which Mr. Whang retains the sole voting and investment power.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approving Related Party Transactions

We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be reviewed by the Nomination and Governance Committee and ultimately reviewed and approved by the Company’s board of directors. As required under its charter, the Nomination and Governance Committee is responsible for reviewing each director’s independence (according to the NASDAQ Stock Market, IRS and the SEC standards) and for making recommendations to the full board based on its findings.

Our Code of Ethics and Business Conduct for employees requires employees who may have a potential or apparent conflict of interest to notify their supervisor or the Ethics Officer. Our Director Code of Ethics and Business Conduct requires directors to notify the chair of the Nomination and Governance Committee. A potential conflict is considered to exist whenever an individual has an outside interest-direct or indirect-which could conflict with the individual’s duty to the Company or adversely affect the individual’s judgment in the discharge of his or her responsibilities at the Company. Prior to consideration of a related party transaction, our board of directors requires full disclosure of all material facts concerning the relationship and financial interest of the relevant individuals in the transaction. The board then determines whether the terms and conditions of the transaction are more or less favorable to the Company than those offered by unrelated third parties. Once the board determines that the terms and conditions are substantially similar to those offered by unrelated parties, the transaction may be permitted if it is approved by a majority of the independent directors entitled to vote on the matter with the interested director abstaining.

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

There are no existing or proposed material transactions between the Company or the Bank and any of our officers, directors, nominees or principal stockholders or the immediate family or associates of the foregoing persons, except as indicated below.

Transactions Considered

Some of the directors and officers of the Company and/or the Bank and the immediate families and the business organizations with which they are associated, are customers of, and have had banking transactions with, the Bank in the ordinary course of our business and we expect to have banking transactions with such persons in the future. All loans made to such persons have been made in the ordinary course of business; on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans to persons not related to the Bank; and do not involve more than a normal risk of collectability or present other unfavorable features.

Securities Authorized for Issuance Under Equity Compensation Plans

Please see “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of the Annual Report for certain equity compensation plan information.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the board of directors has selected KPMG as our independent registered public accounting firm for the year ending December 31, 2015 and has further directed that the selection of KPMG be submitted for ratification by the stockholders at the 2015 Annual Meeting of Stockholders.

Aggregate fees for professional services rendered by KPMG for the Company with respect to the years ended December 31, 2013 and 2014 were:

	2013	2014
Audit fees	$800,000	$750,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$800,000	$750,000

The audit fees include only fees that are customary under generally accepted auditing standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2013 and 2014. Audit fees include the fees for the audit of the consolidated financial statements and internal control over financial reporting and review of our quarterly consolidated financial statements included in our quarterly Form 10-Q filings for 2013 and 2014. KPMG’s 2013 audit fees also reflect the completion of two acquisitions completed during the year.

No audit-related fees, tax fees or other fees were incurred in 2013 and 2014.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy requires advance approval of all services before the independent auditor is engaged to provide such services. The advance approval of services may be delegated to the Chair of the Audit Committee who has authority to approve up to $25,000 of services, which must be ratified at the next scheduled Audit Committee meeting.

The Company anticipates that a representative of KPMG will be present at the 2015 Annual Meeting of Stockholders and will be available to respond to your appropriate questions and make such statements as the representative may desire.

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

PART III

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits

Number	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.
By:	/s/ KEVIN S. KIM
Kevin S. Kim Chairman, President and Chief Executive Officer

Date: May 1, 2015

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin S. Kim, certify that:
1.    I have reviewed this annual report as amended by Form 10-K/A of BBCN Bancorp, Inc.
2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.    The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ KEVIN S. KIM
Kevin S. Kim Chairman, President and Chief Executive Officer

Date: May 1, 2015

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas J. Goddard, certify that:
1.    I have reviewed this annual report as amended by Form 10-K/A of BBCN Bancorp, Inc.
2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.    The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.    The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ DOUGLAS J. GODDARD
Douglas J. Goddard Executive Vice President and Chief Financial Officer

Date: May 1, 2015

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of BBCN Bancorp, Inc. (the “Company”) as amended by Form 10-K/A for the period ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Kevin S. Kim, Chairman, President and Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that:

     (1)    the Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented therein.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

By:	/s/ KEVIN S. KIM
Kevin S. Kim Chairman, President and Chief Executive Officer

Date: May 1, 2015

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of BBCN Bancorp, Inc. (the “Company”) as amended by Form 10-K/A for the period ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Report”), I, Douglas J. Goddard, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that:

     (1)    the Report fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and

     (2)    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented therein.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

By:	/s/ DOUGLAS J. GODDARD
Douglas J. Goddard Executive Vice President and Chief Financial Officer

Date: May 1, 2015