Form 10-Q
period 2015-03-31
BBCN BANCORP INC
filed 2015-05-11
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 4, 2015, there were 79,549,770 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see "Part II, Item 1A. Risk Factors" contained herein and “Part I, Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$94,034	$86,119
Interest bearing deposit at the Federal Reserve Bank ("FRB")	335,837	376,041
Total cash and cash equivalents	429,871	462,160
Securities available for sale, at fair value	812,372	796,523
Loans held for sale, at the lower of cost or fair value	26,432	28,311
Loans receivable (net of allowance for loan losses of $69,594 and $67,758 at March 31, 2015 and December 31, 2014, respectively)	5,641,045	5,497,434
Other real estate owned ("OREO"), net	19,606	21,938
Federal Home Loan Bank ("FHLB") stock, at cost	28,289	28,324
Premises and equipment (net of accumulated depreciation and amortization of $31,630 and $29,915 at March 31, 2015 and December 31, 2014, respectively)	30,074	30,722
Accrued interest receivable	13,904	13,634
Deferred tax assets, net	55,685	63,023
Customers’ liabilities on acceptances	1,029	1,889
Bank owned life insurance ("BOLI")	46,196	45,927
Investments in affordable housing partnerships	11,000	10,401
Goodwill	105,401	105,401
Core deposit intangible assets, net	3,620	3,887
Servicing assets	10,529	10,341
Other assets	32,852	20,415
Total assets	$7,267,905	$7,140,330

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,616,935	$1,543,018
Interest bearing:
Money market and NOW accounts	1,592,151	1,663,855
Savings deposits	193,839	198,205
Time deposits of $100,000 or more	1,774,109	1,667,367
Other time deposits	626,220	621,007
Total deposits	5,803,254	5,693,452
FHLB advances	480,881	480,975
Subordinated debentures	42,199	42,158
Accrued interest payable	6,477	5,855
Acceptances outstanding	1,029	1,889
Other liabilities	34,867	33,228
Total liabilities	6,368,707	6,257,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding, 79,542,321 and 79,503,552 shares at March 31, 2015 and December 31, 2014, respectively	79	79
Additional paid-in capital	541,824	541,589
Retained earnings	352,807	339,400
Accumulated other comprehensive income, net	4,488	1,705
Total stockholders’ equity	899,198	882,773
Total liabilities and stockholders’ equity	$7,267,905	$7,140,330

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$69,639	$68,694
Interest on securities	4,219	4,095
Interest on federal funds sold and other investments	696	565
Total interest income	74,554	73,354
INTEREST EXPENSE:
Interest on deposits	7,754	6,690
Interest on FHLB advances	1,297	1,211
Interest on other borrowings	380	487
Total interest expense	9,431	8,388
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	65,123	64,966
PROVISION FOR LOAN LOSSES	1,500	3,026
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	63,623	61,940
NONINTEREST INCOME:
Service fees on deposit accounts	3,062	3,472
International service fees	814	1,004
Loan servicing fees, net	720	965
Wire transfer fees	763	905
Other income and fees	2,086	1,621
Net gains on sales of SBA loans	3,044	2,722
Net gains on sales of other loans	182	—
Net gains on sales of securities available for sale	424	—
Net gains losses on sales of OREO	110	406
Total noninterest income	11,205	11,095
NONINTEREST EXPENSE:
Salaries and employee benefits	21,181	18,938
Occupancy	4,692	4,623
Furniture and equipment	2,263	2,014
Advertising and marketing	1,391	1,088
Data processing and communication	2,349	2,122
Professional fees	1,424	1,313
FDIC assessments	1,112	1,023
Credit related expenses	2,189	1,421
Merger and integration expense	52	173
Other	2,581	3,560
Total noninterest expense	39,234	36,275
INCOME BEFORE INCOME TAX PROVISION	35,594	36,760
INCOME TAX PROVISION	14,236	14,564
NET INCOME	$21,358	$22,196
EARNINGS PER COMMON SHARE
Basic	$0.27	$0.28
Diluted	$0.27	$0.28

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$21,358	$22,196
Other comprehensive income:
Unrealized gains on securities available for sale and interest only strips	5,255	11,140
Reclassification adjustments for gains realized in income	(424)	—
Tax expense	2,048	4,696
Change in unrealized gains on securities available for sale and interest only strips	2,783	6,444
Total comprehensive income	$24,141	$28,640

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net
BALANCE, JANUARY 1, 2014	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	47,374		(1)
Stock-based compensation			104
Cash dividends declared on common stock				(5,958)
Comprehensive income:
Net income				22,196
Other comprehensive income					6,444
BALANCE, MARCH 31, 2014	79,488,899	$79	$540,979	$294,842	$(3,741)

BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705
Issuance of additional shares pursuant to various stock plans	38,769	—	—
Stock-based compensation			235
Cash dividends declared on common stock				(7,951)
Comprehensive income:
Net income				21,358
Other comprehensive income					2,783
BALANCE, MARCH 31, 2015	79,542,321	$79	$541,824	$352,807	$4,488

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,358	$22,196
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(715)	(4,564)
Stock-based compensation expense	235	104
Provision for loan losses	1,500	3,026
Valuation adjustment of OREO	378	314
Proceeds from sales of loans held for sale	36,066	31,878
Originations of loans held for sale	(31,837)	(28,414)
Net gains on sales of SBA and other loans	(3,226)	(2,722)
Net change in BOLI	(269)	(292)
Net gains on sales of securities available for sale	(424)	—
Net gains on sales of OREO	(110)	(406)
Loss on disposal of equipment	7	—
Change in accrued interest receivable	(270)	(7)
Change in deferred income taxes	5,290	6,284
Change in investments in affordable housing partnership	(599)	507
Change in FDIC loss share receivable	—	857
Increase in servicing assets	(1,045)	(815)
Change in other assets	(12,428)	7,972
Change in accrued interest payable	622	919
Change in other liabilities	1,715	(1,261)
Net cash provided by operating activities	16,248	35,576
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(141,318)	(109,295)
Proceeds from sales of securities available for sale	22,510	—
Proceeds from sales of OREO	2,400	4,820
Proceeds from sales of other loans held for sale	1,326	—
Proceeds from sales and disposals of equipment	6	—
Purchase of premises and equipment	(1,101)	(1,969)
Purchase of securities available for sale	(65,632)	(37,444)
Redemption of FHLB stock	35	39
Proceeds from matured or paid-down securities available for sale	31,461	28,235
Net cash used in investing activities	(150,313)	(115,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	109,727	187,866
Redemption of subordinated debentures	—	(15,464)
Cash dividends paid on Common Stock	(7,951)	(5,958)
Net cash provided by financing activities	101,776	166,444
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,289)	86,406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,160	316,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$429,871	$403,111
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,809	$7,469
Income taxes paid	$15,852	$2,610
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$412	$187
Transfer from loans receivable to loans held for sale	$450	$34
Loans to facilitate sales of loans held for sale	$—	$5,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
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
The condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Condensed Consolidated Statement of Financial Condition as of December 31, 2014 which was derived from audited financial statements included in the Company's 2014 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly-owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at March 31, 2015 and the results of operations for the three months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company's 2014 Annual Report on Form 10-K.
Recent Accounting Pronouncements:
FASB ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. These amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Disclosures for a change in accounting principle are required upon transition. ASU 2014-01 is effective for interim and annual periods beginning after December 15, 2014. The Company did not elect to use the proportional amortization method in accounting for investments that qualify for low income housing tax credits. The adoption of ASU 2014-01 did not have a significant impact on the Company's financial statements.
FASB ASU No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The amendment intends to clarify the terms defining when an in substance foreclosure occurs, which determines when the receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 will be effective for interim and annual periods beginning after December 31, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's consolidated financial statements.
FASB ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-

date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 31, 2014 and did not have a significant impact on the Company's financial statements.
FASB ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. ASU 2015-1 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-1 is not expected to have a significant impact on the Company's financial statements.
FASB ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a significant impact on the Company's financial statements.
FASB ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.The adoption of ASU 2015-07 is not expected to have a significant impact on the Company's financial statements.

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
Under the 2007 Plan and 2006 Plan, 2,499,172 shares were available for future grants as of March 31, 2015.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 Plan and 2006 Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	591,652	$19.00
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding - March 31, 2015	591,652	$19.00	1.73	$—
Options exercisable - March 31, 2015	381,652	$20.70	1.73	$—

The following is a summary of restricted and performance unit activity under the 2007 Plan and 2006 Plan for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2015	175,668	$13.52
Granted	5,000	13.69
Vested	(42,883)	11.68
Forfeited	—	—
Outstanding - March 31, 2015	137,785	$14.10

The total fair value of restricted performance units vested for the three months ended March 31, 2015 and 2014 was $575 thousand and $781 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $208 thousand and $104 thousand for the three months ended March 31, 2015 and 2014, respectively.
The income tax benefit recognized was $83 thousand and $43 thousand for the three months ended March 31, 2015 and 2014, respectively.
At March 31, 2015, the unrecognized compensation expense related to non-vested stock option grants $226 thousand which is expected to be recognized over a weighted average vesting period of 4.28 years. At March 31, 2015, the unrecognized compensation expense related to non-vested restricted units and performance units was $1.7 million which is expected to be recognized over a weighted average vesting period of 3.11 years.

4.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended March 31, 2015 stock options and restricted shares awards for 627,818 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants, issued pursuant to the Company's participation in the U.S. Treasury's TARP Capital Purchase Plan, to purchase 18,882 shares and 18,392 shares of common stock were antidilutive and excluded for the three months ended March 31, 2015 and 2014, respectively.
The following tables show the computation of basic and diluted EPS for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$21,358	79,526,218	$0.27	$22,196	79,489,579	$0.28
Effect of dilutive securities:
Stock options and performance units		27,359			58,591
Common stock warrants		48,545			91,669
Diluted EPS - common stock	$21,358	79,602,122	$0.27	$22,196	79,639,839	$0.28

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$328,066	$2,650	$(1,413)	$329,303
Mortgage-backed securities	441,097	7,178	(962)	447,313
Trust preferred securities	4,535	—	(579)	3,956
Municipal bonds	13,782	558	(7)	14,333
Total debt securities	787,480	10,386	(2,961)	794,905
Mutual funds	17,425	42	—	17,467
	$804,905	$10,428	$(2,961)	$812,372

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$304,947	$1,376	$(3,549)	$302,774
Mortgage-backed securities	460,487	6,528	(1,526)	465,489
Trust preferred securities	4,531	—	(544)	3,987
Municipal bonds	6,487	443	—	6,930
Total debt securities	776,452	8,347	(5,619)	779,180
Mutual funds	17,425	—	(82)	17,343
	$793,877	$8,347	$(5,701)	$796,523

As of March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended March 31, 2015 and 2014, $5.3 million of unrealized gains and $11.1 million of unrealized gains, respectively, were included in accumulated other comprehensive income during the periods. A total of $424 thousand and $0 of net gains on sales of securities were reclassified out of accumulated other comprehensive loss into earnings for the three months ended March 31, 2015 and 2014, respectively.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Proceeds	$22,510	$—
Gross gains	424	—
Gross losses	—	—

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$340	$343
Due after one year through five years	754	839
Due after five years through ten years	9,207	9,605
Due after ten years	8,016	7,502
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	328,066	329,303
Mortgage-backed securities	441,097	447,313
Mutual funds	17,425	17,467
	$804,905	$812,372

Securities with carrying values of approximately $361.0 million and $366.2 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following table shows our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of March 31, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	4	$23,794	$(66)	9	$89,356	$(1,347)	13	$113,150	$(1,413)
Mortgage-backed securities*	6	48,076	(168)	3	30,672	(794)	9	78,748	(962)
Trust preferred securities	—	—	—	1	3,956	(579)	1	3,956	(579)
Municipal bonds	2	1,399	(7)	—	—	—	2	1,399	(7)
Mutual funds	—	—	—	—	—	—	—	—	—
	12	$73,269	$(241)	13	$123,984	$(2,720)	25	$197,253	$(2,961)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	7	$71,189	$(507)	13	$133,563	$(3,042)	20	$204,752	$(3,549)
Mortgage-backed securities*	7	38,133	(139)	6	62,036	(1,387)	13	100,169	(1,526)
Trust Preferred securities	—	—	—	1	3,988	(544)	1	3,988	(544)
Municipal bonds	—	—	—	—	—	—	—	—	—
Mutual funds	—	—	—	1	13,343	(82)	1	13,343	(82)
	14	$109,322	$(646)	21	$212,930	$(5,055)	35	$322,252	$(5,701)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities and trust preferred securities that were in a continuous unrealized loss position for twelve months or longer as of March 31, 2015. The trust preferred securities at March 31, 2015 had a an unrealized loss of $579 thousand at March 31, 2015. The trust preferred securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligor. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $1.3 million and $794 thousand, respectively at March 31, 2015. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of "AA" grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities was primarily due to movements in interest rates and are not reflective of management’s expectations of the Company's ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at March 31, 2015.
The Company considers the losses on the investments in unrealized loss positions at March 31, 2015 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	March 31, 2015	December 31, 2014
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$23,092	$21,415
Commercial & industrial	4,423,331	4,324,349
Construction	107,705	94,086
Total real estate loans	4,554,128	4,439,850
Commercial business	949,701	903,621
Trade finance	122,560	134,762
Consumer and other	87,558	89,849
Total loans outstanding	5,713,947	5,568,082
Less: deferred loan fees	(3,308)	(2,890)
Loans receivable	5,710,639	5,565,192
Less: allowance for loan losses	(69,594)	(67,758)
Loans receivable, net of allowance for loan losses	$5,641,045	$5,497,434

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

The following table presents changes in the accretable discount on the ACILs for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$24,051	$47,398
Accretion	(1,555)	(4,867)
Changes in expected cash flows	149	(9,948)
Balance at end of period	$22,645	$32,583

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	(3,621)	(22)	(186)	(1)	5,310	23	—	(3)	1,500
Loans charged off	(182)	(451)	(229)	(13)	(159)	(87)	—	(4)	(1,125)
Recoveries of charge offs	800	655	—	3	—	1	—	2	1,461
Balance, end of period	$35,772	$16,168	$3,041	$416	$13,724	$422	$—	$51	$69,594

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended March 31, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	(1,414)	2,547	348	7	451	1,011	—	76	3,026
Loans charged off	(87)	(3,725)	(57)	(1)	(95)	(1,220)	—	(78)	(5,263)
Recoveries of charge offs	19	590	—	—	—	6	—	1	616
Balance, end of period	$38,586	$16,208	$2,944	$467	$6,838	$593	$—	$63	$65,699

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,882	$5,921	$1,393	$—	$417	$286	$—	$—	$9,899
Collectively evaluated for impairment	33,890	10,247	1,648	416	660	136	—	51	47,048
ACILs	—	—	—	—	12,647	—	—	—	12,647
Total	$35,772	$16,168	$3,041	$416	$13,724	$422	$—	$51	$69,594

Loans outstanding:
Individually evaluated for impairment	$55,345	$39,331	$6,357	$470	$18,894	$1,689	$—	$651	$122,737
Collectively evaluated for impairment	4,029,737	842,903	116,203	37,886	354,580	36,771	—	24,619	5,442,699
ACILs	—	—	—	—	95,572	29,007	—	23,932	148,511
Total	$4,085,082	$882,234	$122,560	$38,356	$469,046	$67,467	$—	$49,202	$5,713,947

	December 31, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,940	$6,929	$1,312	$—	$434	$307	$—	$—	$10,922
Collectively evaluated for impairment	36,835	9,057	2,144	427	792	178	—	56	49,489
ACILs	—	—	—	—	7,347	—	—	—	7,347
Total	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

Loans outstanding:
Individually evaluated for impairment	$57,506	$40,829	$5,936	$465	$20,035	$1,778	$—	$596	$127,145
Collectively evaluated for impairment	3,864,289	784,407	128,826	37,312	397,147	43,460	—	25,859	5,281,300
ACILs	—	—	—	—	100,873	33,147	—	25,617	159,637
Total	$3,921,795	$825,236	$134,762	$37,777	$518,055	$78,385	$—	$52,072	$5,568,082
As of March 31, 2015 and December 31, 2014, the liability for unfunded commitments was $1.3 million and $1.6 million, respectively. For the three months ended March 31, 2015 and 2014, the recognized credit or provision for credit losses related to unfunded commitments was $(240) thousand and $41 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
With allocated allowance
Without charge off	$65,201	$67,352
With charge off	1,808	6,582
With no allocated allowance
Without charge off	49,330	46,885
With charge off	6,398	6,326
Allowance on impaired loans	(9,899)	(10,922)
Impaired loans, net of allowance	$112,838	$116,223

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 and for the year ended December 31, 2014. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of March 31, 2015			For the Three Months Ended March 31, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,911	3,994	127	4,406	44
Hotel & motel	11,585	12,413	393	12,493	129
Gas station & car wash	813	965	343	1,359	—
Mixed use	481	497	10	481	—
Industrial & warehouse	6,921	6,935	31	4,516	76
Other	7,909	8,267	1,395	8,845	88
Real estate—construction	—	—	—	—	—
Commercial business	30,411	30,785	6,207	33,856	287
Trade finance	4,964	8,310	1,393	4,509	35
Consumer and other	14	16	—	7	—
	$67,009	$72,182	$9,899	$70,472	$659
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	9,875	11,786	—	10,792	87
Hotel & motel	5,851	7,835	—	5,922	—
Gas station & car wash	3,797	6,358	—	3,245	25
Mixed use	1,998	2,305	—	1,793	9
Industrial & warehouse	9,460	11,189	—	11,917	77
Other	10,158	13,459	—	8,620	38
Real estate—construction	1,480	1,525	—	1,500	—
Commercial business	10,609	12,944	—	7,958	79
Trade finance	1,393	8,650	—	1,638	—
Consumer and other	1,107	1,182	—	1,084	7
	$55,728	$77,233	$—	$54,469	$322
Total	$122,737	$149,415	$9,899	$124,941	$981

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Three Months Ended March 31, 2014
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	5,826	23
Hotel & motel	11,831	133
Gas station & car wash	3,112	19
Mixed use	931	10
Industrial & warehouse	10,188	75
Other	10,137	94
Real estate—construction	—	—
Commercial business	31,269	297
Trade finance	5,490	49
Consumer and other	268	—
	$79,052	$700
With no related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	6,134	58
Hotel & motel	6,501	—
Gas station & car wash	4,750	—
Mixed use	1,071	—
Industrial & warehouse	6,625	3
Other	2,844	16
Real estate—construction	1,615	21
Commercial business	8,854	61
Trade finance	488	—
Consumer and other	1,123	8
	$40,005	$167
Total	$119,057	$867

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of March 31, 2015			For the Three Months Ended March 31, 2015
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,602	2,588	66	2,128	37
Hotel & motel				—	—
Gas station & car wash	712	864	339	1,237	—
Mixed use	352	348	2	352	—
Industrial & warehouse	359	359	5	180	5
Other	317	317	6	1,040	4
Real estate—construction				—	—
Commercial business	657	831	286	713	1
Trade finance				—	—
Consumer and other	2	3	—	1	—
	$5,001	$5,310	$704	$5,651	$47
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,583	1,793	—	2,370	6
Hotel & motel	5,519	7,484	—	5,555	—
Gas station & car wash	1,032	1,079	—	521	15
Mixed use	223	372	—	111	—
Industrial & warehouse	1,224	1,381	—	1,481	1
Other	4,972	6,443	—	4,490	10
Real estate—construction	—	—	—	—	—
Commercial business	1,033	1,771	—	1,021	3
Trade finance	—	—	—	—	—
Consumer and other	649	723	—	622	2
	$16,235	$21,046	$—	$16,171	$37
Total	$21,236	$26,356	$704	$21,822	$84

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Three Months Ended March 31, 2014
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	248	1
Hotel & motel	—	—
Gas station & car wash	1,786	15
Mixed use	—	—
Industrial & warehouse	2,564	—
Other	1,387	2
Real estate—construction	—	—
Commercial business	1,468	5
Trade finance	—	—
Consumer and other	—	—
	$7,453	$23
With no related allowance:
Real estate—residential	$—	$—
Real estate—commercial
Retail	1,539	7
Hotel & motel	6,410	—
Gas station & car wash	1,076	—
Mixed use	233	—
Industrial & warehouse	4,213	3
Other	2,179	8
Real estate—construction	—	—
Commercial business	1,215	—
Trade finance	—	—
Consumer and other	860	2
	$17,725	$20
Total	$25,178	$43

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2014			For the Year Ended December 31, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,902	5,288	390	5,205	127
Hotel & motel	13,401	14,548	469	12,053	532
Gas station & car wash	1,904	3,507	379	2,440	60
Mixed use	482	497	13	823	—
Industrial & warehouse	2,111	2,126	13	7,309	119
Other	9,781	10,389	1,110	9,709	355
Real estate—construction	—	—	—	—	—
Commercial business	37,300	38,730	7,236	32,798	1,502
Trade finance	4,053	11,310	1,312	6,647	—
Consumer and other	—	—	—	114	—
	$73,934	$86,395	$10,922	$77,098	$2,695
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,708	13,492	—	8,462	358
Hotel & motel	5,992	8,728	—	6,655	—
Gas station & car wash	2,693	4,065	—	4,139	44
Mixed use	1,589	1,697	—	1,415	39
Industrial & warehouse	14,374	17,940	—	9,311	494
Other	7,083	9,886	—	5,118	93
Real estate—construction	1,521	1,545	—	1,583	—
Commercial business	5,307	6,880	—	8,349	50
Trade finance	1,883	5,000	—	724	—
Consumer and other	1,061	1,118	—	1,168	28
	$53,211	$70,351	$—	$46,924	$1,106
Total	$127,145	$156,746	$10,922	$124,022	$3,801

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2014			For the Year Ended December 31, 2014
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,653	1,638	36	838	97
Hotel & motel	—	—	—	—	—
Gas station & car wash	1,762	1,953	379	1,783	60
Mixed use	352	348	2	212	—
Industrial & warehouse	—	—	—	1,026	—
Other	1,763	2,016	17	1,134	5
Real estate—construction	—	—	—	—	—
Commercial business	769	928	307	1,090	15
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$6,299	$6,883	$741	$6,083	$177
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,158	3,376	—	1,869	27
Hotel & motel	5,591	7,493	—	6,067	—
Gas station & car wash	9	297	—	621	—
Mixed use	—	—	—	275	—
Industrial & warehouse	1,737	1,954	—	2,673	39
Other	4,009	5,174	—	3,798	41
Real estate—construction	—	—	—	—	—
Commercial business	1,009	1,758	—	1,321	4
Trade finance	—	—	—	—	—
Consumer and other	596	652	—	772	8
	$16,109	$20,704	$—	$17,396	$119
Total	$22,408	$27,587	$741	$23,479	$296

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of March 31, 2015 and December 31, 2014 by class of loans:

	As of March 31, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	—	273	—	273	2,441	2,714
Hotel & motel	183	584	—	767	548	1,315
Gas station & car wash	329	241	—	570	2,151	2,721
Mixed use	436	—	—	436	1,120	1,556
Industrial & warehouse	—	—	—	—	1,251	1,251
Other	—	81	—	81	2,988	3,069
Real estate—construction	—	—	—	—	1,480	1,480
Commercial business	3,596	386	—	3,982	8,174	12,156
Trade finance	100	—	—	100	3,047	3,147
Consumer and other	257	—	—	257	12	269
Subtotal	$4,901	$1,565	$—	$6,466	$23,212	$29,678
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	—	—	—	—	1,339	1,339
Hotel & motel	—	—	—	—	5,519	5,519
Gas station & car wash	1,032	—	—	1,032	712	1,744
Mixed use	113	—	—	113	574	687
Industrial & warehouse	—	—	—	—	1,151	1,151
Other	—	—	—	—	3,852	3,852
Real estate—construction	—	—	—	—	—	—
Commercial business	133	66	—	199	1,370	1,569
Trade finance	—	—	—	—	—	—
Consumer and other	16	—	—	16	1,026	1,042
Subtotal	$1,294	$66	$—	$1,360	$15,543	$16,903
TOTAL	$6,195	$1,631	$—	$7,826	$38,755	$46,581

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $26.1 million.

	As of December 31, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	201	351	—	552	4,586	5,138
Hotel & motel	299	—	—	299	2,336	2,635
Gas station & car wash	—	—	—	—	2,105	2,105
Mixed use	437	—	—	437	930	1,367
Industrial & warehouse	—	208	—	208	2,335	2,543
Other	455	524	—	979	2,150	3,129
Real estate—construction	—	—	—	—	1,521	1,521
Commercial business	655	729	—	1,384	9,640	11,024
Trade finance	—	—	—	—	3,194	3,194
Consumer and other	36	—	—	36	18	54
Subtotal	$2,083	$1,812	$—	$3,895	$28,815	$32,710
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,402	—	—	1,402	2,792	4,194
Hotel & motel	—	—	—	—	5,591	5,591
Gas station & car wash	—	—	—	—	736	736
Mixed use	345	—	—	345	352	697
Industrial & warehouse	—	—	361	361	1,185	1,546
Other	—	—	—	—	4,370	4,370
Real estate—construction	—	—	—	—	—	—
Commercial business	36	347	—	383	1,468	1,851
Trade finance	—	—	—	—	—	—
Consumer and other	23	90	—	113	1,044	1,157
Subtotal	$1,806	$437	$361	$2,604	$17,538	$20,142
TOTAL	$3,889	$2,249	$361	$6,499	$46,353	$52,852

(1)	The Acquired Loans exclude ACILs.
(2) Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.9 million.

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of March 31, 2015 and December 31, 2014 by class of loans:

	As of March 31, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$22,366	$—	$—	$—	$22,366
Real estate—commercial
Retail	998,800	19,594	13,262	—	1,031,656
Hotel & motel	817,621	114	5,900	—	823,635
Gas station & car wash	560,789	14,153	8,837	—	583,779
Mixed use	301,984	792	1,576	—	304,352
Industrial & warehouse	398,807	5,571	12,199	—	416,577
Other	754,685	25,572	14,755	—	795,012
Real estate—construction	106,225		1,480	—	107,705
Commercial business	823,050	18,996	39,972	216	882,234
Trade finance	104,595	5,242	12,723	—	122,560
Consumer and other	37,879	7	458	12	38,356
Subtotal	$4,926,801	$90,041	$111,162	$228	$5,128,232
Acquired Loans:
Real estate—residential	$438	$288	$—	$—	$726
Real estate—commercial
Retail	150,030	3,699	22,038	—	175,767
Hotel & motel	54,108	3,834	9,037	—	66,979
Gas station & car wash	27,352	391	7,801	—	35,544
Mixed use	25,647	6,945	3,006	—	35,598
Industrial & warehouse	56,360	1,536	12,182	—	70,078
Other	69,129	549	14,640	36	84,354
Real estate—construction	—	—	—	—	—
Commercial business	43,488	3,319	19,481	1,179	67,467
Trade finance	—	—	—	—	—
Consumer and other	38,304	1,696	8,470	732	49,202
Subtotal	$464,856	$22,257	$96,655	$1,947	$585,715
Total	$5,391,657	$112,298	$207,817	$2,175	$5,713,947

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$20,586	$—	$—	$—	$20,586
Real estate—commercial
Retail	1,015,195	20,177	14,805	—	1,050,177
Hotel & motel	784,586	114	7,746	—	792,446
Gas station & car wash	553,901	—	8,857	—	562,758
Mixed use	288,409	1,147	2,187	—	291,743
Industrial & warehouse	347,805	9,181	12,313	—	369,299
Other	699,644	28,044	13,013	—	740,701
Real estate—construction	92,564	—	1,521	—	94,085
Commercial business	765,280	18,792	41,138	26	825,236
Trade finance	103,844	18,599	12,319	—	134,762
Consumer and other	37,256	38	470	13	37,777
Subtotal	$4,709,070	$96,092	$114,369	$39	$4,919,570
Acquired Loans:
Real estate—residential	$539	$290	$—	$—	$829
Real estate—commercial
Retail	157,485	3,531	25,469	—	186,485
Hotel & motel	69,236	3,889	9,241	—	82,366
Gas station & car wash	27,936	369	8,542	268	37,115
Mixed use	25,843	7,001	3,048	—	35,892
Industrial & warehouse	66,214	667	14,177	—	81,058
Other	76,956	2,076	15,242	36	94,310
Real estate—construction	—	—	—	—	—
Commercial business	48,270	6,331	22,721	1,063	78,385
Trade finance	—	—	—	—	—
Consumer and other	40,136	2,089	9,066	781	52,072
Subtotal	$512,615	$26,243	$107,506	$2,148	$648,512
Total	$5,221,685	$122,335	$221,875	$2,187	$5,568,082

	Three Months Ended March 31,
	2015	2014
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$384	$—
Commercial Business	66	—
Total	$450	$—

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
The following table presents loans by portfolio segment and impairment method at March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$72,759	$1,480	$41,020	$6,357	$1,121	$122,737
Specific allowance	$—	$2,299	$—	$6,207	$1,393	$—	$9,899
Loss coverage ratio	0.0%	3.2%	0.0%	15.1%	21.9%	0.0%	8.1%
Non-impaired loans	$23,092	$4,350,572	$106,225	$908,681	$116,203	$86,437	$5,591,210
General allowance	$146	$46,295	$756	$10,383	$1,648	$467	$59,695
Loss coverage ratio	0.6%	1.1%	0.7%	1.1%	1.4%	0.5%	1.1%
Total loans	$23,092	$4,423,331	$107,705	$949,701	$122,560	$87,558	$5,713,947
Total allowance for loan losses	$146	$48,594	$756	$16,590	$3,041	$467	$69,594
Loss coverage ratio	0.6%	1.1%	0.7%	1.7%	2.5%	0.5%	1.2%

	As of December 31, 2014
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$76,020	$1,521	$42,607	$5,936	$1,061	$127,145
Specific allowance	$—	$2,374	$—	$7,236	$1,312	$—	$10,922
Loss coverage ratio	N/A	3.1%	0.0%	17.0%	22.1%	0.0%	8.6%
Non-impaired loans	$21,415	$4,248,329	$92,565	$861,014	$128,826	$88,788	$5,440,937
General allowance	$146	$44,161	$667	$9,235	$2,144	$483	$56,836
Loss coverage ratio	0.7%	1.0%	0.7%	1.1%	1.7%	0.5%	1.0%
Total loans	$21,415	$4,324,349	$94,086	$903,621	$134,762	$89,849	$5,568,082
Total allowance for loan losses	$146	$46,535	$667	$16,471	$3,456	$483	$67,758
Loss coverage ratio	0.7%	1.1%	0.7%	1.8%	2.6%	0.5%	1.2%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At March 31, 2015, total modified loans were

$75.0 million, compared to $76.1 million at December 31, 2014. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of March 31, 2015 and December 31, 2014 is presented below:

	As of March 31, 2015
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,137	$511	$—	$12,648	$3,886	$479	$—	$4,365	$17,013
Maturity / Amortization concession	3,952	18,887	3,943	26,782	1,039	2,035	1,629	4,703	31,485
Rate concession	13,563	4,911	—	18,474	7,762	42	174	7,978	26,452
Principal forgiveness	—	—	—	—	—	14	—	14	14
	$29,652	$24,309	$3,943	$57,904	$12,687	$2,570	$1,803	$17,060	$74,964

	As of December 31, 2014
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,235	$556	$—	$12,791	$3,840	$517	$—	$4,357	$17,148
Maturity / Amortization concession	2,189	20,053	3,387	25,629	1,207	3,158	1,550	5,915	31,544
Rate concession	13,684	5,024	—	18,708	8,473	80	176	8,729	27,437
Principal forgiveness	—	—	—	—	—	15	—	15	15
	$28,108	$25,633	$3,387	$57,128	$13,520	$3,770	$1,726	$19,016	$76,144
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms.  TDRs on accrual status at March 31, 2015 were comprised of 26 commercial real estate loans totaling $29.7 million, 29 commercial business loans totaling $24.3 million, and 3 consumer and other loans totaling $3.9 million. TDRs on accrual status at December 31, 2014 were comprised of 24 commercial real estate loans totaling $28.1 million, 30 commercial business loans totaling $25.6 million and 3 consumer and other loans totaling $3.4 million.  The Company expects that the TDRs on accrual status as of March 31, 2015, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $3.7 million and $5.7 million of specific reserves to TDRs as of March 31, 2015 and December 31, 2014, respectively.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	1	142	137	—	—	—
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	2	1,762	1,765	1	1,023	1,018
Real estate - construction	—	—	—	—	—	—
Commercial business	2	91	46	2	296	121
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	195	192
Subtotal	5	$1,995	$1,948	4	$1,514	$1,331
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—	2	$1,075	$1,062
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	1	794	756
Mixed use	—	—	—	—	—	—
Industrial & warehouse	1	361	359	1	75	74
Other	—	—	—	1	1,023	1,001
Real estate—construction	—	—	—	—	—	—
Commercial business	—	—	—	7	457	215
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	1	195	187
Subtotal	1	$361	$359	13	$3,619	$3,295
Total	6	$2,356	$2,307	17	$5,133	$4,626
The specific reserves for the TDRs that occurred during the three ended March 31, 2015 totaled $5 thousand and there were $43 thousand in charge offs for the three months ended March 31, 2015. The specific reserves for the TDRs that occurred during the three months ended March 31, 2014 totaled $535 thousand and there were $18 thousand in charge offs for the three months ended March 31, 2014.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	1	137	—	—
Industrial & warehouse	1	21	—	—
Other	1	348	—	—
Commercial business	1	14	2	536
Subtotal	4	$520	2	$536
Acquired Loans:
Real estate—commercial
Retail	2	$1,025	2	$268
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	1	48	2	44
Subtotal	3	$1,073	4	$312
	7	$1,593	6	$848
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of March 31, 2015, the specific reserves totaled $11 thousand for the TDRs that had payment defaults during the three months ended March 31, 2015, respectively., and as of March 31, 2014, the specific reserves totaled $45 thousand. The total charge offs for the TDRs that had payment defaults during the three months ended March 31, 2015 were $0, and the charge offs totaled $480 thousand for the three months ended March 31, 2014.
There were four Legacy Loans that subsequently defaulted during the three months ended March 31, 2015 that were modified as follows: one Commercial Business loan totaling $14 thousand was modified through payment concession, two Real Estate Commercial loans totaling $158 thousand were modified through payment concessions, and one Real Estate Commercial loan totaling $348 thousand was modified through maturity concession.
There were three Acquired Loans that defaulted during the three months ended March 31, 2015 that were modified as follows: one Commercial Business loan totaling $48 thousand were modified through rate concession, one Real Estate Commercial loan totaling $906 thousand was modified through payment concession, and one Real Estate Commercial loan totaling $119 thousand was modified through rate concession.
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
Covered nonperforming assets totaled $1.4 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Covered loans on nonaccrual status	$1,304	$1,355
Covered OREO	96	96
Total covered nonperforming assets	$1,400	$1,451

Acquired covered loans	$30,708	$32,560
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of March 31, 2015 and December 31, 2014, and the outstanding principal balance as of March 31, 2015 and December 31, 2014 was $3.6 million and $3.7 million, respectively.

7.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.22 billion at March 31, 2015 and $2.17 billion at December 31, 2014. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At March 31, 2015 and December 31, 2014, real estate secured loans with a carrying amount of approximately $2.95 billion and $2.89 billion, respectively, were pledged as collateral for borrowings from the FHLB. At March 31, 2015 and December 31, 2014, other than FHLB stock, no securities are pledged as collateral for borrowings from the FHLB.
At March 31, 2015 and December 31, 2014, FHLB advances were $480.9 million and $481.0 million, respectively, had a weighted average interest rate of 1.09% and 1.09%, respectively, and had various maturities through October 2019. At March 31, 2015 and December 31, 2014, $20.9 million and $21.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The cost of FHLB advances as of March 31, 2015 ranged between 0.47% and 3.67%. At March 31, 2015, the Company had a remaining borrowing capacity of $1.74 billion.
At March 31, 2015, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$50,000	$70,881
Due after one year through five years	430,881	410,000
	$480,881	$480,881

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At March 31, 2015, the outstanding principal balance of the qualifying loans was $624.9 million, and the collateral value of investment securities was $1.4 million. There were no borrowings outstanding against this line as of March 31, 2015 and December 31, 2014.

8.	Subordinated Debentures
At March 31, 2015, the Company had five wholly-owned subsidiary grantor trusts that had issued $46 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at March 31, 2015:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Stated Rate	Effective Rate		Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.42%	3.42%		6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.10%	3.10%		1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.22%	3.22%		12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	1.92%	1.92%		6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,331	Variable	3.10%	5.56%	(1)	1/7/2034
TOTAL ISSUANCE		$46,000	$42,199
(1) The Center Capital Trust I trust preferred security has a remaining discount of $5.3 million at March 31, 2015. The effective rate of the security includes the effect of the remaining discount accretion.

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million and $1.6 million at March 31, 2015 and December 31, 2014, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital. At March 31, 2015, $40.8 million of the trusts’ securities qualified as Tier 1 capital.

9.    Derivative Financial Instruments

The Company offers a loan hedging program to certain loan customers.  Through this program, the Company originates a variable rate loan with the customer.  The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back to back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities.  The changes in fair value are recognized in the income statement in other income and fees.

At March 31, 2015, the following interest rate swaps related to our loan hedging program were outstanding

As of March 31, 2015
Interest rate swaps on loans with loan customers
Notional amount (in thousands)	$79,662
Weighted average remaining term	7.3 years
Received fixed rate (weighted average)	4.35%
Pay variable rate (weighted average)	2.50%
Estimated fair value	$2,764

Back to back interest rate swaps with correspondent banks
Notional amount (in thousands)	$79,662
Weighted average remaining term	7.3 years
Received variable rate (weighted average)	2.50%
Pay fixed rate (weighted average)	4.35%
Estimated fair value	$(2,764)

10.	Intangible Assets
The carrying amount of the Company's goodwill as of March 31, 2015 and December 31, 2014 was $105.4 million. There was no impairment of goodwill during the three month periods ended March 31, 2015 and 2014.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $267 thousand and $324 thousand for the three months ended March 31, 2015 and 2014, respectively. The following table provides information regarding the core deposit intangibles at March 31, 2015:

		As of March 31, 2015
	Amortization period	Gross Carrying Amount	Accumulated Amortization
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(2,828)
Core deposit—PIB acquisition	7 years	603	(297)
Core deposit—Foster acquisition	10 years	2,763	(721)
Total		$7,466	$(3,846)

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
The changes in servicing assets for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$10,341	$8,915
Additions through originations of servicing assets	1,045	815
Amortization	(857)	(607)
Balance at end of period	$10,529	$9,123

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at March 31, 2015 and December 31, 2014 are presented below.

	March 31, 2015	December 31, 2014
	Range	Range
Weighted-average discount rate	5.30% ~ 5.68%	5.44% ~ 5.74%
Constant prepayment rate	7.00% ~ 11.90%	8.80% ~12.40%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.8 million and $1.8 million at March 31, 2015 and December 31, 2014, respectively, that relate primarily to uncertainties related to California enterprise zone loan interest deductions.
Management does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.
The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2009. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the Internal Revenue Service (IRS) for the 2011 tax year and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $110 thousand and $96 thousand for accrued interest and penalties at March 31, 2015 and December 31, 2014, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2015.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$329,303	$—	$329,303	$—
GSE mortgage-backed securities	447,313	—	447,313	—
Trust preferred securities	3,956	—	3,956	—
Municipal bonds	14,333	—	13,138	1,195
Mutual funds	17,467	17,467	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$302,774	$—	$302,774	$—
GSE mortgage-backed securities	465,489	—	465,489	—
Trust preferred securities	3,987	—	3,987	—
Municipal bonds	6,930	—	5,752	1,178
Mutual funds	17,343	17,343	—	—

There were no transfers between Level 1, 2 and 3 during the period ended March 31, 2015 and 2014. There were no gains or losses recognized in earnings.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning Balance, January 1	$1,178	$1,112
Purchases, issuances and settlements	—	—
Amortization	—	—
Total gains or (losses) included in earnings	—	—
Total gains included in other comprehensive income	17	20
Ending Balance, March 31	$1,195	$1,132

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$37,813	$—	$37,813	$—
Commercial business	5,545	—	5,545	—
Trade finance	1,654	—	1,654	—
Consumer	584	—	584	—
Loans held for sale, net	1,554	—	1,554	—
OREO	3,065	—	3,065	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$43,708	$—	$43,708	$—
Commercial business	4,114	—	4,114	—
Trade Finance	1,883	—	1,883	—
Consumer	596	—	596	—
Loans held for sale, net	2,000	—	2,000	—
OREO	17,985	—	17,985	—

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months ended March 31,
	2015	2014
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$534	$1,704
Commercial business	1,274	(10,715)
Trade Finance	(310)	(659)
Consumer	(12)	(46)
Loans held for sale, net	182	—
OREO	(425)	(11)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$429,871	$429,871	Level 1
Loans held for sale	26,432	27,676	Level 2
Loans receivable—net	5,641,045	5,998,374	Level 3
Customers’ liabilities on acceptances	1,029	1,029	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,616,935	$1,616,935	Level 2
Saving and other interest bearing demand deposits	1,785,990	1,785,990	Level 2
Time deposits	2,400,329	2,404,910	Level 2
FHLB advances	480,881	483,574	Level 2
Subordinated debentures	42,199	43,970	Level 2
Bank’s liabilities on acceptances outstanding	1,029	1,029	Level 2
	December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$462,160	$462,160	Level 1
Loans held for sale	28,311	29,626	Level 2
Loans receivable—net	5,497,434	5,826,924	Level 3
Customers’ liabilities on acceptances	1,889	1,889	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,543,018	$1,543,018	Level 2
Saving and other interest bearing demand deposits	1,862,060	1,862,060	Level 2
Time deposits	2,288,374	2,292,831	Level 2
FHLB advances	480,975	481,290	Level 2
Subordinated debentures	42,158	43,987	Level 2
Bank’s liabilities on acceptances outstanding	1,889	1,889	Level 2

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
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department's TARP Capital Purchase Program. As of March 31, 2015, a warrant held by the U.S. Treasury Department for the purchase of 349,016 shares of the Company's common stock remains outstanding.
The Company assumed a warrant (related to the TARP Capital Purchase Plan) to purchase shares of its common stock. As of March 31, 2015, the U.S. Treasury Department held the warrant for the purchase of 18,883 shares of the Company's common stock.
The Company's Board of Directors declared quarterly dividends of $0.10 per common share for the first quarter of 2015 and $0.075 per common share for the first quarter of 2014.
The following table presents the components of accumulated other comprehensive loss at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Net unrealized gain on securities available for sale	$4,409	$1,631
Net unrealized gain on interest-only strips	79	74
Total accumulated other comprehensive loss	$4,488	$1,705

14.	Regulatory Matters

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
In July, 2013, the federal bank regulatory agencies adopted final regulations, which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement Basel III international agreements reached by the Basel Committee. The final rules began for the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019. The final rules that had an impact on the Company and the Bank include:

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

Management believes that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements. As of March 31, 2015, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of March 31, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$788,601	12.73%	$278,757	4.50%	N/A	N/A
Bank	$817,754	13.21%	$278,512	4.50%	$402,295	6.50%
Total capital (to risk-weighted assets):
Company	$900,301	14.53%	$495,568	8.00%	N/A	N/A
Bank	$888,680	14.36%	$495,132	8.00%	$618,916	10.00%
Tier I capital (to risk-weighted assets):
Company	$829,375	13.39%	$371,676	6.00%	N/A	N/A
Bank	$817,754	13.21%	$371,349	6.00%	$495,132	8.00%
Tier I capital (to average assets):
Company	$829,375	11.76%	$282,116	4.00%	N/A	N/A
Bank	$817,754	11.60%	$281,961	4.00%	$352,451	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets):
Company	$881,794	14.80%	$476,490	8.00%	N/A	N/A
Bank	$869,343	14.61%	$476,101	8.00%	$595,126	10.00%
Tier I capital (to risk-weighted assets):
Company	$812,464	13.64%	$238,245	4.00%	N/A	N/A
Bank	$800,013	13.44%	$238,050	4.00%	$357,076	6.00%
Tier I capital (to average assets):
Company	$812,464	11.62%	$279,709	4.00%	N/A	N/A
Bank	$800,013	11.45%	$279,585	4.00%	$349,481	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following table sets forth certain selected financial data concerning the periods indicated:

	At or for the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$74,554	$73,354
Interest expense	9,431	8,388
Net interest income	65,123	64,966
Provision for loan losses	1,500	3,026
Net interest income after provision for loan losses	63,623	61,940
Noninterest income	11,205	11,095
Noninterest expense	39,234	36,275
Income before income tax provision	35,594	36,760
Income tax provision	14,236	14,564
Net income	$21,358	$22,196
Per Share Data:
Earnings per common share - basic	$0.27	$0.28
Earnings per common share - diluted	$0.27	$0.28
Book value per common share (period end, excluding warrants) (8)	$11.30	$10.46
Cash dividends declared per common share	$0.10	$0.075
Tangible book value per common share (period end, excluding warrants) (8) (10)	$9.93	$9.08
Number of common shares outstanding (period end)	79,542,321	79,488,899
Weighted average shares - basic	79,526,218	79,489,579
Weighted average shares - diluted	79,602,122	79,639,839
Tangible common equity ratio (8)	11.03%	11.00%
Statement of Financial Condition Data - at Period End:
Assets	$7,267,905	$6,667,551
Securities available for sale	812,372	725,229
Loans receivable	5,710,893	5,190,794
Deposits	5,803,254	5,334,560
FHLB advances	480,881	421,260
Subordinated debentures	42,199	42,037
Stockholders’ equity	899,198	832,159

	At or for the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$7,161,811	$6,525,548
Securities available for sale	782,305	698,931
Loans receivable and loans held for sale	5,617,929	5,183,801
Deposits	5,703,376	5,188,593
Stockholders’ equity	890,206	819,344
Selected Performance Ratios:
Return on average assets (1)	1.19%	1.36%
Return on average stockholders’ equity (1)	9.60%	10.84%
Average stockholders' equity to average assets	12.43%	12.56%
Return on average tangible equity (1) (9)	10.94%	12.52%
Dividend payout ratio (dividends per share / earnings per share)	37.04%	26.79%
Pre-Tax Pre-Provision income to average assets (1)	2.07%	2.44%
Efficiency ratio (2)	51.40%	47.69%
Net interest spread	3.62%	4.05%
Net interest margin (3)	3.87%	4.29%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.76%	11.66%
Tier 1 risk-based capital ratio	13.39%	13.70%
Total risk-based capital ratio	14.53%	14.89%
Common equity tier 1 capital ratio (11)	12.73%	12.97%
Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.22%	1.27%
Allowance for loan losses to nonaccrual loans	179.57%	138.86%
Allowance for loan losses to nonperforming loans(6)	72.00%	77.44%
Allowance for loan losses to nonperforming assets(7)	59.86%	62.66%
Nonaccrual loans to loans receivable	0.68%	0.91%
Nonperforming loans to loans receivable (6)	1.69%	1.63%
Nonperforming assets to loans receivable and OREO (7)	2.03%	2.01%
Nonperforming assets to total assets (7)	1.60%	1.57%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 8% tier I risk-based capital and 10% total risk-based capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $378 thousand and $378 thousand at March 31, 2015 and 2014, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income	$21,358	$22,196

Average stockholders' equity	$890,206	$819,344
Less: Average goodwill and core deposit intangible assets, net	(109,173)	(110,462)
Average tangible equity	$781,033	$708,882

Net income (annualized) to average tangible equity	10.94%	12.52%

(10)
Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Total stockholders' equity	$899,198	$832,159
Less: Common stock warrant	(378)	(378)
Goodwill and core deposit intangible assets, net	(109,021)	(110,260)
Tangible common equity	$789,799	$721,521

Common shares outstanding	79,542,321	79,488,899

Tangible book value per common share	$9.93	$9.08

(11)
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Tier 1 capital	$829,375	$764,197
Less: Trust preferred securities less unamortized acquisition discount	(40,774)	(40,612)
Common equity tier 1 capital	$788,601	$723,585

Total risk weighted assets less disallowed allowance for loan losses	6,180,818	5,578,204

Common equity tier 1 capital ratio	12.76%	12.97%

Results of Operations
Overview
Total assets increased $127.6 million from $7.14 billion at December 31, 2014 to $7.27 billion at March 31, 2015. The increase in total assets was primarily due to a $145.4 million increase in loans receivable, net of allowance for loan losses, from $5.50 billion at December 31, 2014 to $5.64 billion at March 31, 2015 and a $32.3 million decrease in cash and cash equivalents, from $462.2 million at December 31, 2014 to $429.9 million at March 31, 2015. The increase in total assets was funded by a $110.0 million increase in deposits from $5.69 billion at December 31, 2014 to $5.80 billion at March 31, 2015 and net income of $21.4 million for the three months ended March 31, 2015.
Net income for the first quarter of 2015 was $21.4 million, or $0.27 per diluted common share, compared to $22.2 million, or $0.28 per diluted common share, for the same period of 2014, which was a decrease of $838 thousand, or 3.78%. The decrease in net income was caused mainly by increases in total noninterest expense and a decreasing effect from our acquisition related adjustments as shown in the table below. These decreases were partially offset by increases in interest income and a decrease in the provision for loan losses.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$2,183	$3,202
Accretion of discounts on acquired credit impaired loans	1,555	2,645
Amortization of premiums on assumed FHLB advances	94	92
Accretion of discounts on assumed subordinated debt	(41)	(91)
Amortization of premiums on assumed time deposits	75	314
Amortization of core deposit intangible assets	(267)	(324)
Increase to pre-tax income	$3,599	$5,838

The annualized return on average assets was 1.19% for the first quarter of 2015, compared to 1.36% for the same period of 2014. The annualized return on average stockholders' equity was 9.60% for the first quarter of 2015, compared to 10.84% for the same period of 2014. The efficiency ratio was 51.40% for the first quarter of 2015, compared to 47.69% for the same period of 2014.
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
Comparison of Three Months Ended March 31, 2015 with the Same Period of 2014
Net interest income before provision for loan losses was $65.1 million for the first quarter of 2015, an increase of $157 thousand, or 0.24%, compared to $65.0 million for the same period of 2014. The increase was principally attributable to the increase in interest earning assets. The increase was partially offset by the decline in yields and an increase in the cost of deposits.
Interest income for the first quarter of 2015 was $74.6 million, an increase of $1.2 million, or 1.64%, compared to $73.4 million for the same period of 2014. The increase resulted from a $6.4 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $5.2 million decrease in interest income due to a decrease in the yield on average interest earnings assets.
Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the first quarter of 2015 was 3.87%, a decrease of 42 basis points from 4.29% for the same period of 2014. The change in the our reported net interest margin for the three months ended March 31, 2015 and 2014 is summarized in the table below.

	Three Months Ended March 31,
	2015	2014
Net interest margin, excluding the effect of acquisition accounting adjustments	3.61%	3.82%
Acquisition accounting adjustments(1)	0.26	0.47
Reported net interest margin	3.87%	4.29%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the first quarter of 2015 decreased 21 basis points to 3.61% from 3.82% for the same period of 2014.

The decrease in the net interest margin was primarily due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits and a decrease in yields from our investment securities.

The acquisition related adjustments that impact the net interest margin declined by $2.3 million, totaling $3.9 million during the first quarter of 2015, compared to $6.2 million for the same period of 2014.
The weighted average yield on loans decreased to 5.03% for the first quarter of 2015 from 5.37% for the first quarter of 2014. The change in the yield was due to continued pricing pressure on loan interest rates and a 22 basis point decline in the effects of acquisition accounting adjustments for the respective periods, as summarized in the following table.

	Three Months Ended March 31,
	2015	2014
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.71%	4.83%
Acquisition accounting adjustments(1)	0.32	0.54
Reported weighted average yield on loans	5.03%	5.37%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the first quarter of 2015 decreased 12 basis points to 4.71% from 4.83% for the same period of 2014. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans particularly from the acquired loan portfolios and the high demand for fixed rate loans in the market. At March 31, 2015, fixed rate loans accounted for 52% of the loan portfolio, compared to 49% at March 31, 2014. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at March 31, 2015 was 4.90% and 4.33%, respectively, compared with 4.43% and 5.16% at March 31, 2014.

The weighted average yield on securities available for sale for the first quarter of 2015 was 2.16%, compared to 2.34% for the same period of 2014. The decrease was primarily attributable to a decrease in treasury yields resulting in lower interest earned for the newly purchased collateralized mortgage obligations and mortgage-backed securities compared to the same period in 2014.

The weighted average cost of deposits for the first quarter of 2015 was 0.55%, an increase of 3 basis points from 0.52% for the same period of 2014. The amortization of the premium on time deposits assumed in the acquisitions positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended March 31,
	2015	2014
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.56%	0.55%
Acquisition accounting adjustments(1)	(0.01)	(0.03)
Reported weighted average cost of deposits	0.55%	0.52%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.56% for the first quarter of 2015, compared to 0.55% for the same period of 2014. The increase was due to an increase in retail deposits, primarily money market and time deposits, due to our deposit campaigns and promotions. The yields on these retail deposits was 0.84% at March 31, 2015 compared to 0.81% at March 31, 2014.

The weighted average cost of FHLB advances for the first quarter of 2015 and 2014 was 1.09% and 1.17%, respectively.

	Three Months Ended March 31,
	2015	2014
The weighted average cost of FHLB advances, excluding effect of acquisition accounting adjustments	1.17%	1.26%
Acquisition accounting adjustments(1)	(0.09)	(0.09)
Reported weighted average cost of FHLB advances	1.09%	1.17%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.17% for the first quarter of 2015 from 1.26% for the same period of 2014. The yields decreased due to the maturity of two advances totaling $30.0 million that had a weighted average rate of 3.7%, while the effective rates for FHLB advances obtained during the most recent twelve months were no higher than 1.83%.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,617,929	$69,639	5.03%	$5,183,801	$68,694	5.37%
Securities available for sale(3)	782,305	4,219	2.16%	698,931	4,095	2.34%
FRB and FHLB stock and other investments	410,973	696	0.68%	259,107	565	0.87%
Total interest earning assets	$6,811,206	$74,554	4.44%	$6,141,839	$73,354	4.84%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,625,641	$2,765	0.68%	$1,392,300	$2,277	0.66%
Savings	195,063	425	0.88%	217,426	600	1.12%
Time deposits:
$100,000 or more	1,713,331	3,377	0.80%	1,561,170	2,679	0.70%
Other	626,197	1,187	0.77%	663,978	1,134	0.69%
Total time deposits	2,339,528	4,564	0.79%	2,225,148	3,813	0.69%
Total interest bearing deposits	4,160,232	7,754	0.76%	3,834,874	6,690	0.71%
FHLB advances	480,942	1,297	1.09%	421,318	1,211	1.17%
Other borrowings	40,624	380	3.74%	52,400	487	3.72%
Total interest bearing liabilities	4,681,798	$9,431	0.82%	4,308,592	$8,388	0.79%
Noninterest bearing demand deposits	1,543,144			1,353,719
Total funding liabilities/cost of funds	$6,224,942			$5,662,311		0.60%
Net interest income/net interest spread		$65,124	3.62%		$64,966	4.05%
Net interest margin			3.87%			4.29%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			3.88%			4.30%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			3.85%			4.26%
Cost of deposits:
Noninterest bearing demand deposits	$1,543,144	$—		$1,353,719	$—
Interest bearing deposits	4,160,232	7,754	0.76%	3,834,874	6,690	0.71%
Total deposits	$5,703,376	$7,754	0.55%	$5,188,593	$6,690	0.52%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income reversed was $24 thousand and $197 thousand for the three months ended March 31, 2015 and 2014, respectively.

(5)	Loan prepayment fee income excluded was $510 thousand and $309 thousand for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31, 2015 over March 31, 2014
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(Dollars in thousands)
INTEREST INCOME:
Interest and fees on loans	$945	$(4,663)	$5,608
Interest on securities	124	(341)	465
Interest on FRB and FHLB stock and other investments	131	(147)	278
Total interest income	$1,200	$(5,151)	$6,351
INTEREST EXPENSE:
Interest on demand, interest bearing	$488	$95	$393
Interest on savings	(175)	(120)	(55)
Interest on time deposits	751	556	195
Interest on FHLB advances	86	(79)	165
Interest on other borrowings	(107)	3	(110)
Total interest expense	$1,043	$455	$588
NET INTEREST INCOME	$157	$(5,606)	$5,763

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
The provision for loan losses for the first quarter of 2015 was $1.5 million, a decrease of $1.5 million, or 50.43%, from $3.0 million for the same period last year. The decrease was primarily due to an decrease in quantitative reserves due to declining historical loss rates.
See Note 6 of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Financial Condition - Loans Receivable and Allowance for Loan Losses for further discussion.
Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the first quarter of 2015 was $11.2 million, compared to $11.1 million for the same quarter of 2014, an increase of $110 thousand, or 1.0%. The increase was principally due to a $322 thousand increase in net gains on sales of SBA loans, a $182 thousand increase in net gains on sale of other loans, and a $424 thousand increase in net gains on sales of securities available for sale, which were offset by a $410 thousand decrease in servicing fees on deposit accounts, a $190 thousand decrease in international service fees, and a $245 thousand decrease in loan servicing fees, net.
Noninterest income by category is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,062	$3,472	$(410)	(11.8%)
International service fees	814	1,004	(190)	(18.9%)
Loan servicing fees, net	720	965	(245)	(25.4%)
Wire transfer fees	763	905	(142)	(15.7%)
Other income and fees	2,086	1,621	465	28.7%
Net gains on sales of SBA loans	3,044	2,722	322	11.8%
Net gains on sales of other loans	182	—	182	NA
Net gains on sales of securities available for sale	424	—	424	NA
Net gains (losses) on sales of OREO	110	406	(296)	72.9%
Total noninterest income	$11,205	$11,095	$110	1.0%

Noninterest Expense
Noninterest expense for the first quarter of 2015 was $39.2 million, an increase of $3.0 million, or 8.2%, from $36.3 million for the same period of 2014. Salaries and employee benefits expense increased$2.2 million due to an increase in the number of full-time equivalent employees, which increased to 933 at March 31, 2015 from 860 at March 31, 2014. Credit related expenses increased by $768 thousand principally due to increased property tax and insurance payments to protect our interest in loan collateral and OREO. Advertising and marketing expenses increased by $303 thousand compared to the same period in 2014. Occupancy and FDIC expenses also increased by $69 thousand and $89 thousand, respectively, compared to the same period in 2014. These increases were offset by a decrease of $121 thousand in merger and integration expenses.
The breakdown of changes in noninterest expense by category is shown below:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$21,181	$18,938	$2,243	11.8%
Occupancy	4,692	4,623	69	1.5%
Furniture and equipment	2,263	2,014	249	12.4%
Advertising and marketing	1,391	1,088	303	27.8%
Data processing and communications	2,349	2,122	227	10.7%
Professional fees	1,424	1,313	111	8.5%
FDIC assessment	1,112	1,023	89	8.7%
Credit related expenses	2,189	1,421	768	54.0%
Merger and integration expenses	52	173	(121)	(69.9)%
Other	2,581	3,560	(979)	(27.5)%
Total noninterest expense	$39,234	$36,275	$2,959	8.2%

Provision for Income Taxes
Income tax expense was $14.2 million and $14.6 million for the quarters ended March 31, 2015 and 2014, respectively. The effective income tax rates were 40.0% and 39.6% for the quarters ended March 31, 2015 and 2014, respectively.

Financial Condition
At March 31, 2015, our total assets were $7.27 billion, an increase of $127.6 million from $7.14 billion at December 31, 2014. The increase was principally due to a $143.6 million increase in loans receivable, net of allowance for loan losses, a $15.8 million increase in securities available for sale, and a $12.4 million increase in other assets. The increases were offset by decreases in cash and cash equivalents totaling $32.3 million and decreases in deferred tax assets totaling $7.3 million. The increase in total assets was funded primarily by a $109.8 million increase in deposits and net income of $21.4 million.
Investment Securities Portfolio
As of March 31, 2015, we had $812.4 million in available for sale securities, compared to $796.5 million at December 31, 2014. The net unrealized gain on the available for sale securities at March 31, 2015 was $7.5 million, compared to a net unrealized gain on such securities of $2.6 million at December 31, 2014. During the three months ended March 31, 2015, $65.6 million in securities were purchased, $31.5 million in mortgage related securities were paid down and $22.1 million in securities were sold. During the same period last year, $37.4 million in securities were purchased, $28.2 in mortgage related securities were paid down and no securities were sold. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 3.86 years and 4.06 years at March 31, 2015 and December 31, 2014, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 4.24 years and 4.49 years at March 31, 2015 and December 31, 2014, respectively.
Loan Portfolio
As of March 31, 2015, loans receivable totaled $5.71 billion, an increase of $145.4 million from $5.57 billion at December 31, 2014. Total loan originations during the three months ended March 31, 2015 were $350.8 million, including SBA loan originations of $64.3 million, of which $31.8 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$23,092	0%	$21,415	0%
Commercial & industrial	4,423,331	78%	4,324,349	78%
Construction	107,705	2%	94,086	2%
Total real estate loans	4,554,128	80%	4,439,850	80%
Commercial business	949,701	17%	903,621	16%
Trade finance	122,560	2%	134,762	2%
Consumer and other	87,558	2%	89,849	2%
Total loans outstanding	5,713,947	100%	5,568,082	100%
Less: deferred loan fees	(3,308)		(2,890)
Loans receivable	5,710,639		5,565,192
Less: allowance for loan losses	(69,594)		(67,758)
Loans receivable, net of allowance for loan losses	$5,641,045		$5,497,434

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $49.1 million at March 31, 2015 and $52.0 million at December 31, 2014. SBA loans included in commercial and industrial real estate loans were $187.5 million at March 31, 2015 and $188.8 million at December 31, 2014.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Loan commitments	$625,830	$586,714
Standby letters of credit	41,214	41,987
Other commercial letters of credit	54,697	37,439
	$721,741	$666,140

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, were $116.3 million at March 31, 2015, compared to $125.8 million at December 31, 2014. The ratio of nonperforming assets to loans receivable and OREO was 2.03% and 2.25% at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans (1)	$38,755	$46,353
Loans 90 days or more days past due on accrual status	—	361
Accruing restructured loans	57,905	57,128
Total nonperforming loans	96,660	103,842
OREO	19,606	21,938
Total nonperforming assets	$116,266	$125,780
Nonperforming loans to loans receivable	1.69%	1.87%
Nonperforming assets to loans receivable and OREO	2.03%	2.25%
Nonperforming assets to total assets	1.60%	1.76%
Allowance for loan losses to nonperforming loans	72.00%	65.25%
Allowance for loan losses to nonperforming assets	59.86%	53.87%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $26.1 million and $28.9 million as of March 31, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses
The allowance for loan losses was $69.6 million at March 31, 2015, compared to $67.8 million at December 31, 2014. The allowance for loan losses was 1.22% of loans receivable at March 31, 2015 and 1.22% of loans receivable at December 31, 2014. Impaired loans as defined by FASB ASC 310-10-35, “Accounting by Creditors for Impairment of a Loan,” totaled $122.7 million and $127.1 million as of March 31, 2015 and December 31, 2014, respectively, with specific allowances of $9.9 million and $10.9 million, respectively.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	March 31, 2015		December 31, 2014
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$146	0.21%	$146	0.22%
Real estate - commercial	48,594	69.82%	46,535	68.68%
Real estate - construction	756	1.09%	667	0.98%
Commercial business	16,590	23.84%	16,471	24.31%
Trade finance	3,041	4.37%	3,456	5.10%
Consumer and other	467	0.67%	483	0.71%
Total	$69,594	100%	$67,758	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or "ACILs") and performing loans (loans that were pass graded at the time they were acquired, or "APLs"). The activity in the ALLL for the three months ended March 31, 2015 is as follows:

		Acquired Loans(2)
Three Months Ended March 31, 2015	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$58,644	$7,347	$1,767	$67,758
Provision for loan losses	(3,830)	5,300	30	1,500
Loans charged off	(875)	—	(250)	(1,125)
Recoveries of loan charge offs	1,458	—	3	1,461
Balance, end of period	$55,397	$12,647	$1,550	$69,594

Total loans outstanding	$5,128,232	$148,511	$437,204	$5,713,947
Loss coverage ratio	1.17%	4.17%	0.45%	1.19%
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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the allowance for loan losses at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$5,617,929	$5,183,801
Loans receivable	$5,710,639	$5,190,794
ALLOWANCE:
Balance, beginning of period	$67,758	$67,320
Less loan charge offs:
Commercial & industrial real estate	(341)	(182)
Commercial business loans	(538)	(4,945)
Trade finance	(229)	(57)
Consumer and other loans	(17)	(79)
Total loan charge offs	(1,125)	(5,263)
Plus loan recoveries:
Commercial & industrial real estate	800	19
Commercial business loans	656	596
Consumer and other loans	5	1
Total loans recoveries	1,461	616
Net loan charge offs	336	(4,647)
Provision for loan losses	1,500	3,026
Balance, end of period	$69,594	$65,699
Net loan (recoveries) charge offs to average loans receivable, including loans held for sale*	(0.01)%	0.36%
Allowance for loan losses to loans receivable at end of period	1.22%	1.27%
Net loan (recoveries) charge offs to beginning allowance *	(1.98)%	27.61%
Net loan (recoveries) charge offs to provision for loan losses	(22.40)%	153.57%
* Annualized

We believe the allowance for loan losses as of March 31, 2015 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At March 31, 2015, deposits increased $109.8 million, or 1.9%, to $5.80 billion from $5.69 billion at December 31, 2014. The net increase in deposits is primarily due to increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts and time deposits, totaled $4.18 billion at March 31, 2015 and $4.15 billion at December 31, 2014.
At March 31, 2015, 28% of total deposits were noninterest bearing demand deposits, 41% were time deposits and 31% were interest bearing demand and savings deposits. At December 31, 2014, 27% of total deposits were noninterest bearing demand deposits, 40% were time deposits, and 33% were interest bearing demand and savings deposits.
At March 31, 2015, we had $230.0 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $206.3 million and $300.0 million of such deposits at December 31, 2014, respectively. The California State Treasurer deposits had seven-month maturities with a weighted average interest rate of 0.08% at March 31, 2015 and were collateralized with securities with a carrying value of $359.7 million.

The following is a schedule of certificates of deposit maturities as of March 31, 2015:

	Balance	%
	(Dollars in thousands)
Three months or less	$881,440	36.72%
Over three months through six months	412,891	17.20%
Over six months through nine months	330,179	13.76%
Over nine months through twelve months	365,424	15.22%
Over twelve months	410,395	17.10%
Total time deposits	$2,400,329	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At March 31, 2015, we had $480.9 million of FHLB advances with average remaining maturities of 2.3 years, compared to $481.0 million with average remaining maturities of 2.6 years at December 31, 2014. The weighted average rate was 1.09% and 1.09% at March 31, 2015 and December 31, 2014, respectively.
Subordinated debentures totaled $42.2 million at March 31, 2015 and $42.2 million at December 31, 2013. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
We sell interest rate swaps to certain adjustable rate commercial loan customers to fix the interest rate on their floating rate loan. When the fixed rate swap is originated with the customer, an identical offsetting swap is also entered into by us with a correspondent bank.
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
Total stockholders’ equity was $899.2 million at March 31, 2015, compared to $882.8 million at December 31, 2014.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 6%. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4%, referred to as the leverage ratio. Beginning January 1, 2015 agencies require a minimum Common Equity Tier 1 capital to risk weighted assets ratio of 4.5%. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At March 31, 2015, our Common Equity Tier 1 capital was $788.6 million. Our Tier I capital, defined as stockholders’ equity less intangible assets was $829.4 million, compared to $812.5 million at December 31, 2014, representing an increase of $16.9 million, or 2.1%. The increase was primarily due to the increase in retained earnings from net income during the three months ended March 31, 2015 of $21.4 million, which was partially offset by $8.0 million of cash dividends. At March 31, 2015, the total capital to risk-weighted assets ratio was 14.53% and the Tier I capital to risk-weighted assets ratio was 13.39%. The Tier I leverage capital ratio was 11.76%.
As of March 31, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be generally categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of March 31, 2015 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Common Equity Tier 1 capital ratio	$788,601	12.73%	N/A	N/A
Total risk-based capital ratio	$900,301	14.53%	N/A	N/A
Tier 1 risk-based capital ratio	$829,375	13.39%	N/A	N/A
Tier 1 capital to total assets	$829,375	11.76%	N/A	N/A
BBCN Bank
Common Equity Tier 1 capital ratio	$817,754	13.21%	$402,295	6.50%	$415,459	6.71%
Total risk-based capital ratio	$888,680	14.36%	$618,916	10.00%	$269,764	4.36%
Tier 1 risk-based capital ratio	$817,754	13.21%	$495,132	6.00%	$322,622	7.21%
Tier I capital to total assets	$817,754	11.60%	$352,451	5.00%	$465,303	6.60%

	As of December 31, 2014 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$881,794	14.80%	N/A	N/A
Tier 1 risk-based capital ratio	$812,464	13.64%	N/A	N/A
Tier 1 capital to total assets	$812,464	11.62%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$869,343	14.61%	$595,126	10.00%	$274,217	4.61%
Tier 1 risk-based capital ratio	$800,013	13.44%	$357,076	6.00%	$442,937	7.44%
Tier I capital to total assets	$800,013	11.45%	$349,481	5.00%	$450,532	6.45%

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
At March 31, 2015, our total borrowing capacity from the FHLB was $2.22 billion, of which $1.74 billion was unused and available to borrow. At March 31, 2015, our total borrowing capacity from the FRB was $464.4 million, of which $464.4 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $895.8 million at March 31, 2015, compared to $929.0 million at December 31, 2014. Cash and cash equivalents, including federal funds sold, were $429.9 million at March 31, 2015, compared to $462.2 million at December 31, 2014. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at March 31, 2015, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	March 31, 2015		December 31, 2014
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	6.64%	(2.33)%	5.74%	(2.77)%
+ 100 basis points	3.12%	(0.81)%	2.68%	(1.07)%
- 100 basis points	(0.90)%	(0.10)%	(1.02)%	0.06%
- 200 basis points	(1.26)%	(2.38)%	(1.39)%	(2.09)%

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in routine litigation incidental to our business, none of which is expected to have a material adverse effect on us. There were no material developments in legal proceedings which were previously disclosed in our 2014 Annual Report on Form 10-K.

Item 1A.	Risk Factors
Management is not aware of any material changes to the risk factors discussed in Part 1, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014, which could materially and adversely affect the Company’s business, financial condition and results of operations. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended March 31, 2015. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the SEC.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	May 11, 2015	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	May 11, 2015

/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of BBCN Bancorp, Inc.

10.1	Amended and Restated BBCN Bancorp, Inc. 2007 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith