Form 10-Q
period 2015-06-30
BBCN BANCORP INC
filed 2015-08-07
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 3, 2015, there were 79,552,236 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part II, Item 1A. Risk Factors contained herein and Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$97,224	$86,119
Interest bearing deposits in other banks	224,042	376,041
Total cash and cash equivalents	321,266	462,160
Securities available for sale, at fair value	875,405	796,523
Loans held for sale, at the lower of cost or fair value	33,785	28,311
Loans receivable (net of allowance for loan losses of $70,118 and $67,758 at June 30, 2015 and December 31, 2014, respectively)	5,745,706	5,497,434
Other real estate owned ("OREO"), net	20,187	21,938
Federal Home Loan Bank ("FHLB") stock, at cost	19,114	28,324
Premises and equipment (net of accumulated depreciation and amortization of $33,295 and $29,915 at June 30, 2015 and December 31, 2014, respectively)	35,321	30,722
Accrued interest receivable	13,781	13,634
Deferred tax assets, net	58,892	63,023
Customers’ liabilities on acceptances	1,359	1,889
Bank owned life insurance ("BOLI")	46,466	45,927
Investments in affordable housing partnerships	11,910	10,401
Goodwill	105,401	105,401
Core deposit intangible assets, net	3,354	3,887
Servicing assets	10,935	10,341
Other assets	30,437	20,415
Total assets	$7,333,319	$7,140,330

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,689,137	$1,543,018
Interest bearing:
Money market and NOW accounts	1,615,974	1,663,855
Savings deposits	196,998	198,205
Time deposits of $100,000 or more	1,637,673	1,667,367
Other time deposits	618,508	621,007
Total deposits	5,758,290	5,693,452
FHLB advances	580,785	480,975
Subordinated debentures	42,241	42,158
Accrued interest payable	5,954	5,855
Acceptances outstanding	1,359	1,889
Other liabilities	36,102	33,228
Total liabilities	6,424,731	6,257,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding, 79,550,403 and 79,503,552 shares at June 30, 2015 and December 31, 2014, respectively	80	79
Additional paid-in capital	541,091	541,589
Retained earnings	367,792	339,400
Accumulated other comprehensive (loss) income, net	(375)	1,705
Total stockholders’ equity	908,588	882,773
Total liabilities and stockholders’ equity	$7,333,319	$7,140,330

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$71,249	$71,687	$140,888	$140,381
Interest on securities	4,215	4,078	8,434	8,172
Interest on federal funds sold and other investments	1,611	688	2,307	1,253
Total interest income	77,075	76,453	151,629	149,806
INTEREST EXPENSE:
Interest on deposits	7,970	7,272	15,724	13,962
Interest on FHLB advances	1,327	1,311	2,624	2,522
Interest on other borrowings	387	380	767	867
Total interest expense	9,684	8,963	19,115	17,351
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	67,391	67,490	132,514	132,455
PROVISION FOR LOAN LOSSES	1,000	2,996	2,500	6,022
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	66,391	64,494	130,014	126,433
NONINTEREST INCOME:
Service fees on deposit accounts	3,030	3,360	6,092	6,832
International service fees	1,005	1,113	1,818	2,116
Loan servicing fees, net	855	610	1,575	1,578
Wire transfer fees	871	919	1,633	1,824
Other income and fees	1,570	1,648	3,658	3,267
Net gains on sales of SBA loans	3,119	2,811	6,163	5,533
Net gains on sales of other loans	45	—	227	—
Net gains on sales of securities available for sale	—	—	424	—
Net gains losses on sales of OREO	73	31	183	437
Total noninterest income	10,568	10,492	21,773	21,587
NONINTEREST EXPENSE:
Salaries and employee benefits	20,932	18,143	42,113	37,082
Occupancy	4,810	4,715	9,502	9,339
Furniture and equipment	2,323	2,012	4,586	4,026
Advertising and marketing	1,484	1,508	2,875	2,596
Data processing and communication	2,463	2,299	4,812	4,420
Professional fees	1,253	1,315	2,677	2,628
FDIC assessments	909	1,080	2,021	2,103
Credit related expenses	1,976	3,016	4,165	4,437
Other	2,548	3,651	5,181	7,382
Total noninterest expense	38,698	37,739	77,932	74,013
INCOME BEFORE INCOME TAX PROVISION	38,261	37,247	73,855	74,007
INCOME TAX PROVISION	15,320	14,935	29,556	29,499
NET INCOME	$22,941	$22,312	44,299	$44,508
EARNINGS PER COMMON SHARE
Basic	$0.29	$0.28	$0.56	$0.56
Diluted	$0.29	$0.28	$0.56	$0.56

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$22,941	$22,312	$44,299	$44,508
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale and interest only strips	(8,446)	6,655	(3,191)	17,795
Reclassification adjustments for gains realized in income	—	—	(424)	—
Tax (benefit) expense	(3,583)	2,752	(1,535)	7,448
Change in unrealized gains on securities available for sale and interest only strips	(4,863)	3,903	(2,080)	10,347

Total other comprehensive (loss) income	(4,863)	3,903	(2,080)	10,347
Total comprehensive income	$18,078	$26,215	$42,219	$54,855

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2014	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	52,207
Stock-based compensation			297
Cash dividends declared on common stock				(11,917)
Comprehensive income:
Net income				44,508
Other comprehensive income					10,347
BALANCE, JUNE 30, 2014	79,493,732	$79	$541,173	$311,195	$162

BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705
Issuance of additional shares pursuant to various stock plans	46,851	1	(22)
Tax effect of stock plans			46
Stock-based compensation			628
Redemption of common stock warrant			(1,150)
Cash dividends declared on common stock				(15,907)
Comprehensive income:
Net income				44,299
Other comprehensive loss					(2,080)
BALANCE, JUNE 30, 2015	79,550,403	$80	$541,091	$367,792	$(375)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,299	$44,508
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(1,901)	(10,008)
Stock-based compensation expense	628	297
Provision for loan losses	2,500	6,022
Valuation adjustment of OREO	631	448
Proceeds from sales of loans held for sale	73,890	68,143
Originations of loans held for sale	(74,496)	(77,035)
Net gains on sales of SBA and other loans	(6,390)	(5,533)
Net change in BOLI	(539)	(584)
Net gains on sales of securities available for sale	(424)	—
Net gains on sales of OREO	(183)	(437)
Loss on disposal of equipment	7	—
Additions in servicing assets	(2,189)	(1,672)
Change in accrued interest receivable	(147)	270
Change in deferred income taxes, net	5,666	9,293
Change in investments in affordable housing partnership	(1,509)	669
Change in other assets	(9,869)	11,222
Change in accrued interest payable	99	1,266
Change in other liabilities	2,874	(337)
Net cash provided by operating activities	32,947	46,532
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(248,001)	(261,309)
Proceeds from sales of securities available for sale	22,510	—
Proceeds from sales of OREO	6,286	5,035
Proceeds from sales of other loans held for sale	3,295	—
Proceeds from sales and disposals of equipment	7	—
Purchase of premises and equipment	(8,121)	(2,987)
Purchase of securities available for sale	(176,184)	(82,552)
Purchase of FHLB stock	(150)	(536)
Redemption of FHLB stock	9,360	78
Proceeds from matured or paid-down securities available for sale	69,227	57,640
Net cash used in investing activities	(321,771)	(284,631)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	64,962	323,694
Redemption of subordinated debentures	—	(15,464)
Proceeds from FHLB advances	150,000	40,000
Repayment of FHLB advances	(50,000)	—
Redemption of common stock warrant	(1,150)	—
Cash dividends paid on Common Stock	(15,907)	(11,917)
Issuance of additional stock pursuant to various stock plans	(21)	—
Tax effects of issuance of shares from various stock plans	46	—
Net cash provided by financing activities	147,930	336,313
NET CHANGE IN CASH AND CASH EQUIVALENTS	(140,894)	98,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,160	316,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$321,266	$414,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$19,016	$16,085
Income taxes paid	$29,873	$14,245
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$5,142	$1,368
Transfer from loans receivable to loans held for sale	$1,773	$34
Loans to facilitate sales of loans held for sale	$—	$5,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
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
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly-owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company's financial position at June 30, 2015 and the results of operations for the three and six months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
Recent Accounting Pronouncements:
FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed. The adoption of ASU 2014-9 is not expected to have a significant impact on the Company's financial statements.
FASB ASU No. 2015-10, Technical Corrections and Improvements. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-10 is not expected to have a significant impact on the Company's financial statements.

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
Under the 2007 Plan and 2006 Plan, 2,495,362 shares were available for future grants as of June 30, 2015.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 Plan and 2006 Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	591,652	$19.00
Granted	—	—
Exercised	—	—
Expired	(3,902)	25.94
Forfeited	—	—
Outstanding - June 30, 2015	587,750	$18.93	2.22	$—
Options exercisable - June 30, 2015	417,750	$20.19	2.22	$—

The following is a summary of restricted and performance unit activity under the 2007 Plan and 2006 Plan for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2015	175,668	$13.52
Granted	15,000	14.11
Vested	(53,083)	12.20
Forfeited	(2,288)	14.38
Outstanding - June 30, 2015	135,297	$14.07

The total fair value of restricted performance units vested for the six months ended June 30, 2015 and 2014 was $725 thousand and $862 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $420 thousand and $184 thousand for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, $628 thousand and $297 thousand, respectively, of stock-based payment arrangements were charged against income.
The income tax benefit recognized was $168 thousand and $74 thousand for the three months ended June 30, 2015 and 2014, respectively, and the amount recognized was $251 thousand and $115 thousand for the six months ended June 30, 2015 and 2014, respectively.
At June 30, 2015, the unrecognized compensation expense related to non-vested stock option grants was $756 thousand which is expected to be recognized over a weighted average vesting period of 3.80 years. At June 30, 2015, the unrecognized compensation expense related to non-vested restricted units and performance units was $1.6 million which is expected to be recognized over a weighted average vesting period of 3.07 years.

4.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended June 30, 2015 stock options and restricted shares awards for 596,982 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the six months period ended June 30, 2015, stock options and restricted share awards for 595,209 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants issued pursuant to the Company's participation in the U.S. Treasury's TARP Capital Purchase Plan, to purchase 19,013 shares and 18,482 shares of common stock were antidilutive and excluded for the three and six months ended June 30, 2015 and 2014, respectively.
The following tables show the computation of basic and diluted EPS for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$22,941	79,549,097	$0.29	$22,312	79,490,767	$0.28
Effect of dilutive securities:
Stock options and performance units		20,778			40,119
Common stock warrants		38,530			83,160
Diluted EPS - common stock	$22,941	79,608,405	$0.29	$22,312	79,614,046	$0.28

	Six Months Ended June 30,
	2015			2014
	Net income available to common stockholders (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net income available to common stockholders (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$44,299	79,539,789	$0.56	$44,508	79,481,359	$0.56
Effect of Dilutive Securities:
Stock Options and Performance Units		24,155			49,132
Common stock warrants		46,712			87,955
Diluted EPS - common stock	$44,299	79,610,656	$0.56	$44,508	79,618,446	$0.56

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$363,759	$1,774	$(3,380)	$362,153
Mortgage-backed securities	450,974	4,211	(2,858)	452,327
Trust preferred securities	4,538	—	(575)	3,963
Municipal bonds	39,672	438	(441)	39,669
Total debt securities	858,943	6,423	(7,254)	858,112
Mutual funds	17,425	—	(132)	17,293
	$876,368	$6,423	$(7,386)	$875,405

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$304,947	$1,376	$(3,549)	$302,774
Mortgage-backed securities	460,487	6,528	(1,526)	465,489
Trust preferred securities	4,531	—	(544)	3,987
Municipal bonds	6,487	443	—	6,930
Total debt securities	776,452	8,347	(5,619)	779,180
Mutual funds	17,425	—	(82)	17,343
	$793,877	$8,347	$(5,701)	$796,523

As of June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.
For the three months ended June 30, 2015 and 2014, $8.4 million of unrealized losses and $6.7 million of unrealized gains, respectively, were included in accumulated other comprehensive loss. For the six months ended June 30, 2015 and 2014, $3.2 million of unrealized losses and $17.8 million of unrealized gains, respectively, were included in accumulated other comprehensive loss. There were no gains or losses reclassified out of accumulated other comprehensive loss for the three months ended June 30, 2015 and 2014. A total of $424 thousand and $0 of net gains on sales of securities were reclassified out of accumulated other comprehensive loss into earnings for the six months ended June 30, 2015 and 2014, respectively.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds	$—	$—	$22,510	$—
Gross gains	—	—	424	—
Gross losses	—	—	—	—

The amortized cost and estimated fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$340	$340
Due after one year through five years	882	959
Due after five years through ten years	23,894	24,024
Due after ten years	19,094	18,309
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	363,759	362,153
Mortgage-backed securities	450,974	452,327
Mutual funds	17,425	17,293
	$876,368	$875,405

Securities with carrying values of approximately $339.1 million and $366.2 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of June 30, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	12	$102,215	$(1,000)	9	$84,821	$(2,380)	21	$187,036	$(3,380)
Mortgage-backed securities*	20	182,162	(1,236)	3	28,929	(1,622)	23	211,091	(2,858)
Trust preferred securities	—	—	—	1	3,963	(575)	1	3,963	(575)
Municipal bonds	63	29,867	(441)	—	—	—	63	29,867	(441)
Mutual funds	1	13,293	(132)	—	—	—	1	13,293	(132)
	96	$327,537	$(2,809)	13	$117,713	$(4,577)	109	$445,250	$(7,386)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	7	$71,189	$(507)	13	$133,563	$(3,042)	20	$204,752	$(3,549)
Mortgage-backed securities*	7	38,133	(139)	6	62,036	(1,387)	13	100,169	(1,526)
Trust Preferred securities	—	—	—	1	3,988	(544)	1	3,988	(544)
Mutual funds	—	—	—	1	13,343	(82)	1	13,343	(82)
	14	$109,322	$(646)	21	$212,930	$(5,055)	35	$322,252	$(5,701)
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
The Company has certain collateralized mortgage obligations, mortgage-backed securities and trust preferred securities that were in a continuous unrealized loss position for twelve months or longer as of June 30, 2015. The trust preferred securities at June 30, 2015 had an amortized cost of $4.5 million and an unrealized loss of $575 thousand at June 30, 2015. The trust preferred securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligor. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $2.4 million and $1.6 million, respectively at June 30, 2015. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of "AA" grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company's ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at June 30, 2015.
The Company considers the losses on the investments in unrealized loss positions at June 30, 2015 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management's determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	June 30, 2015	December 31, 2014
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$36,706	$21,415
Commercial & industrial	4,503,794	4,324,349
Construction	104,901	94,086
Total real estate loans	4,645,401	4,439,850
Commercial business	970,787	903,621
Trade finance	114,927	134,762
Consumer and other	87,707	89,849
Total loans outstanding	5,818,822	5,568,082
Less: deferred loan fees	(2,998)	(2,890)
Loans receivable	5,815,824	5,565,192
Less: allowance for loan losses	(70,118)	(67,758)
Loans receivable, net of allowance for loan losses	$5,745,706	$5,497,434

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

The following table presents changes in the accretable discount on the ACILs for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$22,645	$32,583	$24,051	$47,398
Accretion	(3,096)	(4,197)	(6,232)	(9,064)
Changes in expected cash flows	1,840	(102)	3,570	(10,050)
Balance at end of period	$21,389	$28,284	$21,389	$28,284

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2015
Balance, beginning of period	$35,772	$16,168	$3,041	$416	$13,724	$422	$—	$51	$69,594
Provision (credit) for loan losses	1,224	(751)	(522)	521	280	240	—	8	1,000
Loans charged off	(61)	(448)	(759)	—	(13)	(170)	—	—	(1,451)
Recoveries of charge offs	61	809	—	92	—	8	—	5	975
Balance, end of period	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118
Six Months Ended June 30, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	(2,398)	(773)	(709)	523	5,590	262	—	5	2,500
Loans charged off	(242)	(899)	(987)	(15)	(172)	(257)	—	(4)	(2,576)
Recoveries of charge offs	861	1,464	—	94	0	10	—	7	2,436
Balance, end of period	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended June 30, 2014
Balance, beginning of period	$38,586	$16,208	$2,944	$467	$6,838	$593	$—	$63	$65,699
Provision (credit) for loan losses	1,066	(336)	1,624	(69)	622	88	—	1	2,996
Loans charged off	(726)	(1,794)	—	(18)	(188)	(45)	—	—	(2,771)
Recoveries of charge offs	132	581	—	211	17	3	—	2	946
Balance, end of period	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870
Six Months Ended June 30, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	(348)	2,211	1,972	(62)	1,073	1,099	—	77	6,022
Loans charged off	(813)	(5,519)	(57)	(19)	(283)	(1,265)	—	(78)	(8,034)
Recoveries of charge offs	151	1,171	—	211	17	9	—	3	1,562
Balance, end of period	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,783	$4,383	$320	$615	$591	$373	$—	$—	$8,065
Collectively evaluated for impairment	35,213	11,395	1,440	414	753	127	—	64	49,406
ACILs	—	—	—	—	12,647	—	—	—	12,647
Total	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118

Loans outstanding:
Individually evaluated for impairment	$54,022	$36,403	$6,670	$1,067	$18,323	$1,641	$—	$572	$118,698
Collectively evaluated for impairment	4,171,701	875,857	108,257	41,031	313,877	30,425	—	23,323	5,564,471
ACILs	—	—	—	—	87,478	26,461	—	21,714	135,653
Total	$4,225,723	$912,260	$114,927	$42,098	$419,678	$58,527	$—	$45,609	$5,818,822

	December 31, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,940	$6,929	$1,312	$—	$434	$307	$—	$—	$10,922
Collectively evaluated for impairment	36,835	9,057	2,144	427	792	178	—	56	49,489
ACILs	—	—	—	—	7,347	—	—	—	7,347
Total	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

Loans outstanding:
Individually evaluated for impairment	$57,506	$40,829	$5,936	$465	$20,035	$1,778	$—	$596	$127,145
Collectively evaluated for impairment	3,864,289	784,407	128,826	37,312	397,147	43,460	—	25,859	5,281,300
ACILs	—	—	—	—	100,873	33,147	—	25,617	159,637
Total	$3,921,795	$825,236	$134,762	$37,777	$518,055	$78,385	$—	$52,072	$5,568,082
As of June 30, 2015 and December 31, 2014, the liability for unfunded commitments was $1.4 million and $1.6 million, respectively. For the three months ended June 30, 2015 and 2014, the recognized credit or provision for credit losses related to unfunded commitments was $95 thousand and $547 thousand, respectively. For the six months ended June 30, 2015 and 2014, the recognized (benefit) provision for credit losses related to unfunded commitments was $(146) thousand and $588 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
With allocated allowance
Without charge off	$65,343	$67,352
With charge off	1,184	6,582
With no allocated allowance
Without charge off	48,001	46,885
With charge off	4,170	6,326
Allowance on impaired loans	(8,065)	(10,922)
Impaired loans, net of allowance	$110,633	$116,223

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 and for the year ended December 31, 2014. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of June 30, 2015			For the Six Months Ended June 30, 2015		For the Three Months Ended June 30, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,419	4,615	243	4,411	88	4,165	44
Hotel & motel	11,416	11,422	326	12,134	258	11,500	129
Gas station & car wash	1,719	1,928	341	1,479	29	1,266	15
Mixed use	481	497	9	481		481
Industrial & warehouse	4,434	4,434	12	4,489	84	5,678	42
Other	8,779	9,665	1,443	8,823	176	8,344	88
Real estate—construction	—	—	—	—	—	—	—
Commercial business	29,648	29,961	4,756	32,453	579	30,030	286
Trade finance	5,016	5,016	320	4,678	108	4,990	54
Consumer and other	615	615	615	209	—	314	—
	$66,527	$68,153	$8,065	$69,157	$1,322	$66,768	$658
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	9,197	10,932	—	10,260	167	9,536	84
Hotel & motel	6,522	8,600	—	6,122	7	6,187	3
Gas station & car wash	3,682	6,205	—	3,391	22	3,739	11
Mixed use	3,482	3,876	—	2,356	21	2,740	10
Industrial & warehouse	9,264	12,932	—	11,033	154	9,362	77
Other	8,950	10,675	—	8,730	77	9,554	40
Real estate—construction	—	—	—	1,000	—	740	—
Commercial business	8,395	10,562	—	8,104	81	9,502	41
Trade finance	1,654	5,000	—	1,643	—	1,524	—
Consumer and other	1,025	1,094	—	1,064	13	1,066	7
	$52,171	$69,876	$—	$53,703	$542	$53,950	$273
Total	$118,698	$138,029	$8,065	$122,860	$1,864	$120,718	$931

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Six Months Ended June 30, 2014		For the Three Months Ended June 30, 2014
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	5,238	46	4,198	27
Hotel & motel	11,771	266	11,696	133
Gas station & car wash	2,774	38	2,589	19
Mixed use	1,049	20	1,109	10
Industrial & warehouse	9,104	151	7,456	76
Other	9,353	166	8,898	82
Real estate—construction	—	—	—	—
Commercial business	30,875	594	28,981	310
Trade finance	6,526	99	6,990	51
Consumer and other	178	—	—	—
	$76,868	$1,380	$71,917	$708
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	6,875	124	8,300	62
Hotel & motel	6,480	—	6,468	—
Gas station & car wash	4,820	—	4,808	—
Mixed use	1,143	—	1,292	—
Industrial & warehouse	7,528	160	9,389	83
Other	4,401	56	5,828	30
Real estate—construction	1,606	42	1,596	21
Commercial business	9,345	138	11,296	75
Trade finance	453	—	634	—
Consumer and other	1,234	15	1,468	8
	$43,885	$535	$51,079	$279
Total	$120,753	$1,915	$122,996	$987

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of June 30, 2015			For the Six Months Ended June 30, 2015		For the Three Months Ended June 30, 2015
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,579	2,568	185	2,278	74	2,591	37
Hotel & motel	—	—	—	—	—	—	—
Gas station & car wash	1,719	1,928	341	1,398	29	1,215	15
Mixed use	352	348	2	352	—	352	—
Industrial & warehouse	—	—	—	120	—	180	—
Other	1,288	1,575	62	1,123	8	803	4
Real estate—construction	—	—	—	—	—	—	—
Commercial business	736	884	373	721	9	697	4
Trade finance	—	—	—	—	—	—	—
Consumer and other	—	—	—	1	—	1	—
	$6,674	$7,303	$963	$5,993	$120	$5,839	$60
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,370	1,479	—	2,037	7	1,476	3
Hotel & motel	5,730	7,779	—	5,613	7	5,624	3
Gas station & car wash	—	—	—	347	—	516	—
Mixed use	279	444	—	167	2	251	1
Industrial & warehouse	1,125	1,221	—	1,362	2	1,174	1
Other	3,881	4,906	—	4,287	21	4,426	10
Real estate—construction	—	—	—	—	—	—	—
Commercial business	904	1,664	—	982	33	968	17
Trade finance	—	—	—	—	—	—	—
Consumer and other	573	642	—	606	4	611	2
	$13,862	$18,135	$—	$15,401	$76	$15,046	$37
Total	$20,536	$25,438	$963	$21,394	$196	$20,885	$97

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Six Months Ended June 30, 2014		For the Three Months Ended June 30, 2014
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	264	—	201	—
Hotel & motel	—	—	—	—
Gas station & car wash	1,791	30	2,289	15
Mixed use	118	—	177	—
Industrial & warehouse	1,709	—	—	—
Other	1,054	4	899	2
Real estate—construction	—	—	—	—
Commercial business	1,240	4	868	3
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
	$6,176	$38	$4,434	$20
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,549	15	1,702	7
Hotel & motel	6,379	—	6,347	—
Gas station & car wash	1,029	—	736	—
Mixed use	307	—	460	—
Industrial & warehouse	3,281	5	3,981	2
Other	3,396	20	4,526	12
Real estate—construction	—	—	—	—
Commercial business	1,505	10	1,853	7
Trade finance	—	—	—	—
Consumer and other	887	4	947	2
	$18,333	$54	$20,552	$30
Total	$24,509	$92	$24,986	$50

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2014			For the Year Ended December 31, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,902	5,288	390	5,205	127
Hotel & motel	13,401	14,548	469	12,053	532
Gas station & car wash	1,904	3,507	379	2,440	60
Mixed use	482	497	13	823	—
Industrial & warehouse	2,111	2,126	13	7,309	119
Other	9,781	10,389	1,110	9,709	355
Real estate—construction	—	—	—	—	—
Commercial business	37,300	38,730	7,236	32,798	1,502
Trade finance	4,053	11,310	1,312	6,647	—
Consumer and other	—	—	—	114	—
	$73,934	$86,395	$10,922	$77,098	$2,695
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,708	13,492	—	8,462	358
Hotel & motel	5,992	8,728	—	6,655	—
Gas station & car wash	2,693	4,065	—	4,139	44
Mixed use	1,589	1,697	—	1,415	39
Industrial & warehouse	14,374	17,940	—	9,311	494
Other	7,083	9,886	—	5,118	93
Real estate—construction	1,521	1,545	—	1,583	—
Commercial business	5,307	6,880	—	8,349	50
Trade finance	1,883	5,000	—	724	—
Consumer and other	1,061	1,118	—	1,168	28
	$53,211	$70,351	$—	$46,924	$1,106
Total	$127,145	$156,746	$10,922	$124,022	$3,801

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2014			For the Year Ended December 31, 2014
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,653	1,638	36	838	97
Hotel & motel	—	—	—	—	—
Gas station & car wash	1,762	1,953	379	1,783	60
Mixed use	352	348	2	212	—
Industrial & warehouse	—	—	—	1,026	—
Other	1,763	2,016	17	1,134	5
Real estate—construction	—	—	—	—	—
Commercial business	769	928	307	1,090	15
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$6,299	$6,883	$741	$6,083	$177
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,158	3,376	—	1,869	27
Hotel & motel	5,591	7,493	—	6,067	—
Gas station & car wash	9	297	—	621	—
Mixed use	—	—	—	275	—
Industrial & warehouse	1,737	1,954	—	2,673	39
Other	4,009	5,174	—	3,798	41
Real estate—construction	—	—	—	—	—
Commercial business	1,009	1,758	—	1,321	4
Trade finance	—	—	—	—	—
Consumer and other	596	652	—	772	8
	$16,109	$20,704	$—	$17,396	$119
Total	$22,408	$27,587	$741	$23,479	$296

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of June 30, 2015 and December 31, 2014 by class of loans:

	As of June 30, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	901	225	—	1,126	2,558	3,684
Hotel & motel	—	—	—	—	945	945
Gas station & car wash	—	567	333	900	2,971	3,871
Mixed use	—	434	—	434	2,552	2,986
Industrial & warehouse	—	113	—	113	1,220	1,333
Other	—	—	—	—	2,831	2,831
Real estate—construction	—	—	—	—	—	—
Commercial business	594	207	—	801	9,431	10,232
Trade finance	1,933	—	—	1,933	1,954	3,887
Consumer and other	29	—	—	29	870	899
Subtotal	$3,457	$1,546	$333	$5,336	$25,332	$30,668
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,442	68	—	1,510	1,334	2,844
Hotel & motel	—	286	—	286	5,448	5,734
Gas station & car wash	—	—	—	—	695	695
Mixed use	—	47	—	47	567	614
Industrial & warehouse	—	—	—	—	1,053	1,053
Other	—	—	—	—	3,748	3,748
Real estate—construction	105	228	—	333	646	979
Commercial business	—	—	—	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	6	—	—	6	858	864
Subtotal	$1,553	$629	$—	$2,182	$14,349	$16,531
TOTAL	$5,010	$2,175	$333	$7,518	$39,681	$47,199

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $22.6 million.

	As of December 31, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	201	351	—	552	4,586	5,138
Hotel & motel	299	—	—	299	2,336	2,635
Gas station & car wash	—	—	—	—	2,105	2,105
Mixed use	437	—	—	437	930	1,367
Industrial & warehouse	—	208	—	208	2,335	2,543
Other	455	524	—	979	2,150	3,129
Real estate—construction	—	—	—	—	1,521	1,521
Commercial business	655	729	—	1,384	9,640	11,024
Trade finance	—	—	—	—	3,194	3,194
Consumer and other	36	—	—	36	18	54
Subtotal	$2,083	$1,812	$—	$3,895	$28,815	$32,710
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,402	—	—	1,402	2,792	4,194
Hotel & motel	—	—	—	—	5,591	5,591
Gas station & car wash	—	—	—	—	736	736
Mixed use	345	—	—	345	352	697
Industrial & warehouse	—	—	361	361	1,185	1,546
Other	—	—	—	—	4,370	4,370
Real estate—construction	—	—	—	—	—	—
Commercial business	36	347	—	383	1,468	1,851
Trade finance	—	—	—	—	—	—
Consumer and other	23	90	—	113	1,044	1,157
Subtotal	$1,806	$437	$361	$2,604	$17,538	$20,142
TOTAL	$3,889	$2,249	$361	$6,499	$46,353	$52,852

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.9 million.

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of June 30, 2015 and December 31, 2014 by class of loans:

	As of June 30, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$35,985	$—	$—	$—	$35,985
Real estate—commercial
Retail	975,319	23,326	14,022	—	1,012,667
Hotel & motel	889,763	113	6,929	—	896,805
Gas station & car wash	573,688	8,814	4,865	—	587,367
Mixed use	303,047	787	3,430	—	307,264
Industrial & warehouse	422,067	8,508	9,577	—	440,152
Other	796,285	29,621	14,676	—	840,582
Real estate—construction	104,901	—	—	—	104,901
Commercial business	853,739	20,092	38,219	210	912,260
Trade finance	93,430	11,458	10,039	—	114,927
Consumer and other	40,765	6	1,317	10	42,098
Subtotal	$5,088,989	$102,725	$103,074	$220	$5,295,008
Acquired Loans:
Real estate—residential	$436	$285	$—	$—	$721
Real estate—commercial
Retail	141,896	3,617	17,990	—	163,503
Hotel & motel	37,499	6,214	13,112	—	56,825
Gas station & car wash	25,251	381	7,089	—	32,721
Mixed use	18,681	11,626	2,825	—	33,132
Industrial & warehouse	45,691	1,237	10,694	—	57,622
Other	61,192	529	13,016	417	75,154
Real estate—construction	—	—	—	—	—
Commercial business	38,317	1,547	18,142	521	58,527
Trade finance	—	—	—	—	—
Consumer and other	35,686	1,634	7,394	895	45,609
Subtotal	$404,649	$27,070	$90,262	$1,833	$523,814
Total	$5,493,638	$129,795	$193,336	$2,053	$5,818,822

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$20,586	$—	$—	$—	$20,586
Real estate—commercial
Retail	1,015,195	20,177	14,805	—	1,050,177
Hotel & motel	784,586	114	7,746	—	792,446
Gas station & car wash	553,901	—	8,857	—	562,758
Mixed use	288,409	1,147	2,187	—	291,743
Industrial & warehouse	347,805	9,181	12,313	—	369,299
Other	699,644	28,044	13,013	—	740,701
Real estate—construction	92,564	—	1,521	—	94,085
Commercial business	765,280	18,792	41,138	26	825,236
Trade finance	103,844	18,599	12,319	—	134,762
Consumer and other	37,256	38	470	13	37,777
Subtotal	$4,709,070	$96,092	$114,369	$39	$4,919,570
Acquired Loans:
Real estate—residential	$539	$290	$—	$—	$829
Real estate—commercial
Retail	157,485	3,531	25,469	—	186,485
Hotel & motel	69,236	3,889	9,241	—	82,366
Gas station & car wash	27,936	369	8,542	268	37,115
Mixed use	25,843	7,001	3,048	—	35,892
Industrial & warehouse	66,214	667	14,177	—	81,058
Other	76,956	2,076	15,242	36	94,310
Real estate—construction	—	—	—	—	—
Commercial business	48,270	6,331	22,721	1,063	78,385
Trade finance	—	—	—	—	—
Consumer and other	40,136	2,089	9,066	781	52,072
Subtotal	$512,615	$26,243	$107,506	$2,148	$648,512
Total	$5,221,685	$122,335	$221,875	$2,187	$5,568,082

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$235	$—	$685	$34
Consumer	1,088	—	1,088	—
Total	$1,323	$—	$1,773	$34

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
The following table presents loans by portfolio segment and impairment method at June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$72,345	$—	$38,044	$6,670	$1,639	$118,698
Specific allowance	$—	$2,374	$—	$4,756	$320	$615	$8,065
Loss coverage ratio	N/A	3.3%	N/A	12.5%	4.8%	37.5%	6.8%
Non-impaired loans	$36,706	$4,431,449	$104,901	$932,743	$108,257	$86,068	$5,700,124
General allowance	$247	$47,773	$593	$11,522	$1,440	$478	$62,053
Loss coverage ratio	0.7%	1.1%	0.6%	1.2%	1.3%	0.6%	1.1%
Total loans	$36,706	$4,503,794	$104,901	$970,787	$114,927	$87,707	$5,818,822
Total allowance for loan losses	$247	$50,147	$593	$16,278	$1,760	$1,093	$70,118
Loss coverage ratio	0.7%	1.1%	0.6%	1.7%	1.5%	1.2%	1.2%

	As of December 31, 2014
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$76,020	$1,521	$42,607	$5,936	$1,061	$127,145
Specific allowance	$—	$2,374	$—	$7,236	$1,312	$—	$10,922
Loss coverage ratio	N/A	3.1%	0.0%	17.0%	22.1%	0.0%	8.6%
Non-impaired loans	$21,415	$4,248,329	$92,565	$861,014	$128,826	$88,788	$5,440,937
General allowance	$146	$44,161	$667	$9,235	$2,144	$483	$56,836
Loss coverage ratio	0.7%	1.0%	0.7%	1.1%	1.7%	0.5%	1.0%
Total loans	$21,415	$4,324,349	$94,086	$903,621	$134,762	$89,849	$5,568,082
Total allowance for loan losses	$146	$46,535	$667	$16,471	$3,456	$483	$67,758
Loss coverage ratio	0.7%	1.1%	0.7%	1.8%	2.6%	0.5%	1.2%
Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At June 30, 2015, total modified loans were $75.4 million, compared to $76.1 million at December 31, 2014. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

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
A summary of TDRs on accrual and nonaccrual status by type of concession as of June 30, 2015 and December 31, 2014 is presented below:

	As of June 30, 2015
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,885	$465	$—	$12,350	$3,888	$4,454	$—	$8,342	$20,692
Maturity / Amortization concession	3,568	18,766	4,066	26,400	1,250	545	232	2,027	28,427
Rate concession	13,441	5,202	—	18,643	7,423	39	171	7,633	26,276
Principal forgiveness	—	—	—	—	—	11	—	11	11
	$28,894	$24,433	$4,066	$57,393	$12,561	$5,049	$403	$18,013	$75,406

	As of December 31, 2014
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,235	$556	$—	$12,791	$3,840	$517	$—	$4,357	$17,148
Maturity / Amortization concession	2,189	20,053	3,387	25,629	1,207	3,158	1,550	5,915	31,544
Rate concession	13,684	5,024	—	18,708	8,473	80	176	8,729	27,437
Principal forgiveness	—	—	—	—	—	15	—	15	15
	$28,108	$25,633	$3,387	$57,128	$13,520	$3,770	$1,726	$19,016	$76,144
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at June 30, 2015 were comprised of 25 commercial real estate loans totaling $28.9 million, 31 commercial business loans totaling $24.4 million, and 3 other loans totaling $4.1 million. TDRs on accrual status at December 31, 2014 were comprised of 24 commercial real estate loans totaling $28.1 million, 30 commercial business loans totaling $25.6 million and 3 other loans totaling $3.4 million.  The Company expects that the TDRs on accrual status as of June 30, 2015, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $5.9 million and $5.7 million of specific reserves to TDRs as of June 30, 2015 and December 31, 2014, respectively.

The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	1	$255	$253	1	$255	$253
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	1	142	131
Mixed use	—	—	—	—	—	—
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	2	1,762	1,734
Real estate - construction	—	—	—	—	—	—
Commercial business	8	4,620	4,443	10	4,711	4,486
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	9	$4,875	$4,696	14	$6,870	$6,604
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	1	64	64	1	64	64
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Subtotal	1	$64	$64	1	$64	$64
Total	10	$4,939	$4,760	15	$6,934	$6,668
The specific reserves for the TDRs that occurred during the three and six months ended June 30, 2015 totaled $2.4 million and $2.4 million, respectively, and there were $0 and $42 thousand in charge offs for the three and six months ended June 30, 2015, respectively.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	1	131	1	131
Industrial & warehouse	1	21	1	21
Other	1	325	1	325
Commercial business	8	4,047	8	4,047
Subtotal	11	$4,524	11	$4,524
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Industrial & warehouse	—	—	—	—
Other	—	—	—	—
Commercial business	1	31	1	31
Subtotal	1	$31	1	$31
	12	$4,555	12	$4,555
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of June 30, 2015, the specific reserves totaled $2.4 million and $2.4 million for the TDRs that had payment defaults during the three and six months ended June 30, 2015, respectively~~.~~ The total charge offs for the TDRs that had payment defaults during the three and six months ended June 30, 2015 were $0 and $0, respectively.
There were eleven Legacy Loans that subsequently defaulted during the three and six months ended June 30, 2015 that were modified as follows: eight Commercial Business loan totaling $4.0 million were modified through payment concessions, two Real Estate Commercial loans totaling $152 thousand were modified through payment concessions, and one Real Estate Commercial loan totaling $325 thousand was modified through maturity concession.
There was one Acquired Loan that defaulted during the three and six months ended June 30, 2015 that was modified as follows: one Commercial Business loan totaling $31 thousand was modified through payment concession.

Covered Assets
On April 16, 2010, the Department of Financial Institutions closed Innovative Bank, California, and appointed the FDIC as its receiver. On the same date, the Bank assumed the banking operations of Innovative Bank from the FDIC under a purchase and assumption agreement and two related loss sharing agreements with the FDIC. These agreements provide for the sharing of losses and recoveries on the covered assets. The loss sharing provisions of the agreements expired on June 30, 2015, however, the Company will continue to reimburse the FDIC for recoveries on its covered assets until June 30, 2018.
Covered nonperforming assets totaled $2.1 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Covered loans on nonaccrual status	$1,172	$1,355
Covered OREO	956	96
Total covered nonperforming assets	$2,128	$1,451

Acquired covered loans	$27,259	$32,560
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of June 30, 2015 and December 31, 2014, and the outstanding principal balance as of June 30, 2015 and December 31, 2014 was $3.6 million and $3.7 million, respectively.

7.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.23 billion at June 30, 2015 and $2.17 billion at December 31, 2014. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At June 30, 2015 and December 31, 2014, real estate secured loans with a carrying amount of approximately $2.96 billion and $2.89 billion, respectively, were pledged as collateral for borrowings from the FHLB. At June 30, 2015 and December 31, 2014, other than FHLB stock, no securities are pledged as collateral for borrowings from the FHLB.
At June 30, 2015 and December 31, 2014, FHLB advances were $580.8 million and $481.0 million, respectively, had a weighted average interest rate of 1.05% and 1.09%, respectively, and had various maturities through June 2020. At June 30, 2015 and December 31, 2014, $20.8 million and $21.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The stated rate of FHLB advances as of June 30, 2015 ranged between 0.21% and 2.02%. At June 30, 2015, the Company had a remaining borrowing capacity of $1.65 billion.
At June 30, 2015, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$165,000	$185,785
Due after one year through five years	415,785	395,000
	$580,785	$580,785

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At June 30, 2015, the outstanding principal balance of the qualifying loans was $697.7 million, and the collateral value of investment securities was $1.3 million. There were no borrowings outstanding against this line as of June 30, 2015 and December 31, 2014.

8.	Subordinated Debentures
At June 30, 2015, the Company had five wholly-owned subsidiary grantor trusts that had issued $46 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at June 30, 2015:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.44%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.13%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.23%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	1.94%	6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,373	Variable	3.13%	1/7/2034
TOTAL ISSUANCE		$46,000	$42,241

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million and $1.6 million at June 30, 2015 and December 31, 2014, respectively, is included in other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders' equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

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

At June 30, 2015, the following interest rate swaps related to our loan hedging program were outstanding:

As of June 30, 2015
Interest rate swaps on loans with loan customers
Notional amount (in thousands)	$83,848
Weighted average remaining term	7.5 years
Received fixed rate (weighted average)	4.44%
Pay variable rate (weighted average)	2.55%
Estimated fair value (in thousands)	$1,127
Back to back interest rate swaps with correspondent banks
Notional amount (in thousands)	$83,848
Weighted average remaining term	7.5 years
Received variable rate (weighted average)	2.55%
Pay fixed rate (weighted average)	4.44%
Estimated fair value (in thousands)	$(1,127)

10.	Intangible Assets
The carrying amount of the Company's goodwill as of June 30, 2015 and December 31, 2014 was $105.4 million. There was no impairment of goodwill during the three and six months periods ended June 30, 2015 and 2014.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $267 thousand and $324 thousand for the three months ended June 30, 2015 and 2014, respectively. The amortization expense related to core deposit intangible assets totaled $534 thousand and $648 thousand for the six months ended June 30, 2015 and 2014, respectively. The following table provides information regarding the core deposit intangibles at June 30, 2015:

		As of June 30, 2015
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(2,971)
Core deposit—PIB acquisition	7 years	603	(324)
Core deposit—Foster acquisition	10 years	2,763	(817)
Total		$7,466	$(4,112)

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
The changes in servicing assets for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$10,529	$9,123	$10,341	$8,915
Additions through originations of servicing assets	1,144	858	2,189	1,672
Amortization	(738)	(957)	(1,595)	(1,563)
Balance at end of period	$10,935	$9,024	$10,935	$9,024

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at June 30, 2015 and December 31, 2014 are presented below.

	June 30, 2015	December 31, 2014
	Range	Range
Weighted-average discount rate	5.32% ~ 5.92%	5.44% ~ 5.74%
Constant prepayment rate	7.00% ~ 11.90%	8.80% ~12.40%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.8 million and $1.8 million at June 30, 2015 and December 31, 2014, respectively, that relate primarily to uncertainties in California enterprise zone loan interest deductions.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $200 thousand in the next twelve months.
The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2009. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the Internal Revenue Service (IRS) for the 2011 tax year and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $125 thousand and $96 thousand for accrued interest and penalties at June 30, 2015 and December 31, 2014, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2015.

12.	Fair Value Measurements
Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Impaired Loans
The fair values of impaired loans are generally measured for impairment using the practical expedients permitted by FASB ASC 310-10-35 including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation and result in a Level 2 classification.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$362,153	$—	$362,153	$—
GSE mortgage-backed securities	452,327	—	452,327	—
Trust preferred securities	3,963	—	3,963	—
Municipal bonds	39,669	—	38,523	1,146
Mutual funds	17,293	17,293	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$302,774	$—	$302,774	$—
GSE mortgage-backed securities	465,489	—	465,489	—
Trust preferred securities	3,987	—	3,987	—
Municipal bonds	6,930	—	5,752	1,178
Mutual funds	17,343	17,343	—	—

There were no transfers between Level 1, 2 and 3 during the three and six months ended June 30, 2015 and 2014. There were no gains or losses recognized in earnings during the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, there were $424 thousand and $0 gains in gains recorded in earnings, respectively.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Beginning Balance, January 1	$1,178	$1,112
Purchases, issuances and settlements	—	—
Amortization	—	—
Total gains or (losses) included in earnings	—	—
Total gains or (losses) included in other comprehensive income	(32)	29
Ending Balance, June 30	$1,146	$1,141

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$38,705	$—	$38,705	$—
Commercial business	7,546	—	7,546	—
Trade finance	1,654	—	1,654	—
Consumer	573	—	573	—
Loans held for sale, net	699	—	699	—
OREO	3,844	—	3,844	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$43,708	$—	$43,708	$—
Commercial business	4,114	—	4,114	—
Trade Finance	1,883	—	1,883	—
Consumer	596	—	596	—
Loans held for sale, net	2,000	—	2,000	—
OREO	17,985	—	17,985	—

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(89)	$212	$445	$1,916
Commercial business	1,650	(242)	2,924	(3,416)
Trade Finance	315	(1,537)	5	(2,196)
Consumer	712	195	700	149
Loans held for sale, net	45	—	227	—
OREO	325	(320)	814	(330)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$321,266	$321,266	Level 1
Loans held for sale	33,785	35,439	Level 2
Loans receivable—net	5,745,706	6,097,107	Level 3
Customers’ liabilities on acceptances	1,359	1,359	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,689,137	$1,689,137	Level 2
Saving and other interest bearing demand deposits	1,812,972	1,812,972	Level 2
Time deposits	2,256,181	2,262,634	Level 2
FHLB advances	580,785	582,562	Level 2
Subordinated debentures	42,241	44,036	Level 2
Bank’s liabilities on acceptances outstanding	1,359	1,359	Level 2
	December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$462,160	$462,160	Level 1
Loans held for sale	28,311	29,626	Level 2
Loans receivable—net	5,497,434	5,826,924	Level 3
Customers’ liabilities on acceptances	1,889	1,889	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,543,018	$1,543,018	Level 2
Saving and other interest bearing demand deposits	1,862,060	1,862,060	Level 2
Time deposits	2,288,374	2,292,831	Level 2
FHLB advances	480,975	481,290	Level 2
Subordinated debentures	42,158	43,987	Level 2
Bank’s liabilities on acceptances outstanding	1,889	1,889	Level 2

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
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company's common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company's common stock. The Company repurchased this warrant for $1.2 million. As of June 30, 2015, the U.S. Treasury Department held one remaining warrant for the purchase of 19,014 shares of the Company's common stock.
The Company's Board of Directors declared quarterly dividends of $0.11 per common share for the second quarter of 2015 and $0.075 per common share for the second quarter of 2014.
The following table presents the components of accumulated other comprehensive (loss) income, net at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Net unrealized (loss) gain on securities available for sale	$(445)	$1,631
Net unrealized gain on interest-only strips	70	74
Total accumulated other comprehensive (loss) income, net	$(375)	$1,705

14.	Regulatory Matters

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

Management believes that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements. As of June 30, 2015, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of June 30, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$802,821	12.58%	$287,124	4.50%	N/A	N/A
Bank	$833,935	13.08%	$286,883	4.50%	$414,387	6.50%
Total capital (to risk-weighted assets):
Company	$915,181	14.34%	$510,443	8.00%	N/A	N/A
Bank	$905,479	14.20%	$510,014	8.00%	$637,518	10.00%
Tier I capital (to risk-weighted assets):
Company	$843,637	13.22%	$382,832	6.00%	N/A	N/A
Bank	$833,935	13.08%	$382,511	6.00%	$510,014	8.00%
Tier I capital (to average assets):
Company	$843,637	11.80%	$286,052	4.00%	N/A	N/A
Bank	$833,935	11.67%	$285,903	4.00%	$357,379	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets):
Company	$881,794	14.80%	$476,490	8.00%	N/A	N/A
Bank	$869,343	14.61%	$476,101	8.00%	$595,126	10.00%
Tier I capital (to risk-weighted assets):
Company	$812,464	13.64%	$238,245	4.00%	N/A	N/A
Bank	$800,013	13.44%	$238,050	4.00%	$357,076	6.00%
Tier I capital (to average assets):
Company	$812,464	11.62%	$279,709	4.00%	N/A	N/A
Bank	$800,013	11.45%	$279,585	4.00%	$349,481	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following tables sets forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$77,075	$76,453	$151,629	$149,806
Interest expense	9,684	8,963	19,115	17,351
Net interest income	67,391	67,490	132,514	132,455
Provision for loan losses	1,000	2,996	2,500	6,022
Net interest income after provision for loan losses	66,391	64,494	130,014	126,433
Noninterest income	10,568	10,492	21,773	21,587
Noninterest expense	38,698	37,739	77,932	74,013
Income before income tax provision	38,261	37,247	73,855	74,007
Income tax provision	15,320	14,935	29,556	29,499
Net income	$22,941	$22,312	$44,299	$44,508
Per Share Data:
Earnings per common share - basic	$0.29	$0.28	$0.56	$0.56
Earnings per common share - diluted	$0.29	$0.28	$0.56	$0.56
Book value per common share (period end, excluding warrants) (8)	$11.42	$10.72	$11.42	$10.72
Cash dividends declared per common share	$0.11	$0.075	$0.21	$0.15
Tangible book value per common share (period end, excluding warrants) (8) (10)	$10.05	$9.34	$10.05	$9.34
Number of common shares outstanding (period end)	79,550,403	79,493,732	79,550,403	79,493,732
Weighted average shares - basic	79,549,097	79,490,767	79,539,789	79,481,359
Weighted average shares - diluted	79,608,405	79,614,046	79,610,656	79,618,446
Tangible common equity ratio (8)	11.07%	10.99%	11.07%	10.99%
Statement of Financial Condition Data - at Period End:
Assets	$7,333,319	$6,866,291	$7,333,319	$6,866,291
Securities available for sale	875,405	746,683	875,405	746,683
Loans receivable	5,815,824	5,347,057	5,815,824	5,347,057
Deposits	5,758,290	5,470,388	5,758,290	5,470,388
FHLB advances	580,785	461,166	580,785	461,166
Subordinated debentures	42,241	42,076	42,241	42,076
Stockholders’ equity	908,588	852,609	908,588	852,609

	At or for the Three Months Ended June 30,		At or for the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$7,264,687	$6,821,827	$7,213,533	$6,674,506
Securities available for sale	819,820	721,270	801,166	710,163
Loans receivable and loans held for sale	5,742,153	5,289,059	5,680,364	5,236,721
Deposits	5,786,213	5,450,585	5,745,023	5,320,402
Stockholders’ equity	906,310	842,837	898,302	831,155
Selected Performance Ratios:
Return on average assets (1)	1.26%	1.31%	1.23%	1.33%
Return on average stockholders’ equity (1)	10.13%	10.59%	9.86%	10.71%
Average stockholders' equity to average assets	12.48%	12.36%	12.45%	12.45%
Return on average tangible equity (1) (9)	11.51%	12.18%	11.23%	12.35%
Dividend payout ratio (dividends per share / earnings per share)	37.93%	26.79%	37.50%	26.79%
Efficiency ratio (2)	49.64%	48.39%	50.51%	48.05%
Net interest spread	3.64%	3.95%	3.63%	4.00%
Net interest margin (3)	3.91%	4.20%	3.89%	4.24%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.80%	11.66%	11.80%	11.66%
Tier 1 risk-based capital ratio	13.22%	13.71%	13.22%	13.71%
Total risk-based capital ratio	14.34%	14.90%	14.34%	14.90%
Common equity tier 1 capital ratio (11)	12.58%	12.99%	12.58%	12.99%
Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.21%	1.25%	1.21%	1.25%
Allowance for loan losses to nonaccrual loans	176.70%	156.78%	176.70%	156.78%
Allowance for loan losses to nonperforming loans(6)	71.98%	77.26%	71.98%	77.26%
Allowance for loan losses to nonperforming assets(7)	59.63%	62.40%	59.63%	62.40%
Nonaccrual loans to loans receivable	0.68%	0.80%	0.68%	0.80%
Nonperforming loans to loans receivable (6)	1.67%	1.62%	1.67%	1.62%
Nonperforming assets to loans receivable and OREO (7)	2.01%	2.00%	2.01%	2.00%
Nonperforming assets to total assets (7)	1.60%	1.56%	1.60%	1.56%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 8% tier I risk-based capital, 10% total risk-based capital, and 6.5% common equity tier 1 capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $0 and $378 thousand at June 30, 2015 and 2014, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders' equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$22,941	$22,312	$44,299	$44,508

Average stockholders' equity	$906,310	$842,837	$898,302	$831,155
Less: Average goodwill and core deposit intangible assets, net	(108,916)	(110,138)	(109,044)	(110,299)
Average tangible equity	$797,394	$732,699	$789,258	$720,856

Net income (annualized) to average tangible equity	11.51%	12.18%	11.23%	12.35%

(10)
Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders' equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	June 30, 2015	June 30, 2014
	(In thousands, except per share data)
Total stockholders' equity	$908,588	$852,609
Less: Common stock warrant	—	(378)
Goodwill and core deposit intangible assets, net	(108,755)	(109,936)
Tangible common equity	$799,834	$742,295

Common shares outstanding	79,550,403	79,493,732

Tangible book value per common share	$10.05	$9.34

(11)
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Tier 1 capital	$843,637	$783,006
Less: Trust preferred securities less unamortized acquisition discount	(40,816)	(40,651)
Common equity tier 1 capital	$802,821	$742,355

Total risk weighted assets less disallowed allowance for loan losses	$6,380,538	$5,713,242

Common equity tier 1 capital ratio	12.58%	12.99%

Results of Operations
Overview
Total assets increased $193.0 million from $7.14 billion at December 31, 2014 to $7.33 billion at June 30, 2015. The increase in total assets was primarily due to a $248.3 million increase in loans receivable, net of allowance for loan losses, from $5.50 billion at December 31, 2014 to $5.75 billion at June 30, 2015. The increase in total assets was also related to the increase in securities available for sale of $78.9 million to $875.4 million at June 30, 2015 and the increase in other assets of $10.0 million to $30.4 million at June 30, 2015. The increase in assets was primarily offset by a $162.3 million decrease in cash and cash equivalents from $462.2 million at December 31, 2014 to $321.3 million at June 30, 2015. The increase in total assets was primarily funded by a $99.8 million increase in FHLB borrowings from $481.0 million at December 31, 2014 to $580.8 million at June 30, 2015. The increase in total assets was also funded by a $64.8 million increase in total deposits to $5.76 billion at June 30, 2015 and net income of $44.3 million for the six months ended June 30, 2015.
Net income for the second quarter of 2015 was $22.9 million, or $0.29 per diluted common share, compared to $22.3 million, or $0.28 per diluted common share, for the same period of 2014, which was an increase of $0.6 million, or 2.82%. The increase in net income was primarily due to a decrease in the provision for loan losses of $2.0 million which was primarily offset by an increase in noninterest expense of $959 thousand.
Net income for the six months ended June 30, 2015 was $44.3 million, or $0.56 per diluted common share, compared to $44.5 million, or $0.56 per diluted common share, for the same period of 2014, a decrease of $200 thousand, or 0.47%. The decrease in net income was primarily due to the increase in noninterest expense of $3.9 million which was primarily offset by the decrease in the provision for loan losses of $3.5 million.
Net income for the three and six months ended June 30, 2015 and 2014 was impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that are included within net income for the three and six months period ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$2,515	$4,575	$4,698	$7,778
Accretion of discounts on acquired credit impaired loans	1,694	2,096	3,249	4,741
Amortization of premiums on assumed FHLB advances	95	94	189	186
Accretion of discounts on assumed subordinated debt	(42)	(40)	(82)	(131)
Amortization of premiums on assumed time deposits	49	231	124	544
Amortization of core deposit intangible assets	(267)	(324)	(534)	(648)
Total	$4,044	$6,632	$7,644	$12,470

The annualized return on average assets was 1.26% for the second quarter of 2015, compared to 1.31% for the same period of 2014. The annualized return on average stockholders' equity was 10.13% for the second quarter of 2015 compared to 10.59% for the same period of 2014. The efficiency ratio was 49.64% for the second quarter of 2015 compared to 48.39% for the same period of 2014.
The annualized return on average assets was 1.23% for the six months ended June 30, 2015, compared to 1.33% for the same period of 2014. The annualized return on average stockholders' equity was 9.86% for the six months ended June 30, 2015 compared to 10.71% for the same period of 2014. The efficiency ratio was 50.51% for the six months ended June 30, 2014 compared to 48.05% for the same period of 2014.

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
Comparison of Three Months Ended June 30, 2015 with the Same Period of 2014
Net interest income before provision for loan losses was flat at $67.4 million for the second quarter of 2015 compared to $67.5 million for the same period of 2014 as interest income and interest expense increased by $622 thousand and $721 thousand, respectively, during the period.
Interest income for the second quarter of 2015 was $77.1 million, an increase of 0.78%, compared to $76.5 million for the same period of 2014. The increase of $6.3 million was attributed to the increase in total interest earning assets during the quarter. Also, interest from other investments increased by $1.1 million due to slight increases in yields and a special dividend from the FHLB during the quarter. However, these increases were offset by a $6.4 million and $387 thousand decrease attributable to lower yields on loans and securities available for sale, respectively, during the quarter.
Interest expense for the second quarter of 2015 was $9.7 million, an increase of 9.6% compared to $9.0 million for the same period of 2014. A $264 thousand increase in interest expense was attributable to increases in average balances during the quarter, primarily in interest bearing demand accounts and time deposits. A $387 thousand increase and a $139 thousand increase was attributable to the increase in rates on time deposits and interest bearing demand accounts, respectively.

Comparison of Six Months Ended June 30, 2015 with the Same Period of 2014
Net interest income before provision for loan losses was flat at $132.5 million for the six months ended June 30, 2015 compared to $132.5 million for the same period of 2014 as interest income and interest expense both increased by $1.8 million during the period.
Interest income for the six months ended June 30, 2015 was $151.6 million, an increase of 1.2% compared to $149.8 million for the same period of 2014. The increase resulted from an $12.7 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $10.9 million decrease in interest income due to a decrease in the yields on loans receivable and securities available for sale.
Interest expense for the six months ended June 30, 2015 was $19.1 million, an increase of 10.2% compared to $17.4 million for the same period of 2014. Both the average interest rates and average balances on time deposits increased during the period. Increases in interest expense of $973 thousand and $225 thousand were attributable to the increase in average rates and average balances, respectively.
Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the second quarter of 2015 was 3.91%, a decrease of 29 basis points from 4.20% for the same period of 2014. Net interest margin for the six months ended June 30, 2015 was 3.89%, a decrease of 35 basis points from 4.24% for the same period of 2014.

The change in the our reported net interest margin for the three and six months ended June 30, 2015 and 2014 is summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest margin, excluding the effect of acquisition accounting adjustments	3.63%	3.72%	3.63%	3.77%
Acquisition accounting adjustments(1)	0.28	0.48	0.26	0.47
Reported net interest margin	3.91%	4.20%	3.89%	4.24%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the second quarter of 2015 decreased 9 basis points to 3.63% from 3.72% for the same period of 2014. Excluding the effect of acquisition accounting adjustments, the net interest margin for the six months ended June 30, 2015 decreased 14 basis points to 3.63% from 3.77% for the same period of 2014.

The decrease in the net interest margin was due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits and a decrease in yields from our investment securities.

The acquisition related adjustments that impact the net interest margin declined by $2.6 million, totaling $4.3 million during the second quarter of 2015 compared to $6.6 million for the same period of 2014. The adjustments declined by $4.8 million when comparing the total adjustments of $7.6 million during the six months ended June 30, 2015 to a total of $12.5 million in adjustments for the same period in 2014.

The weighted average yield on loans decreased to 4.98% for the second quarter of 2015 from 5.44% for the second quarter of 2014 and decreased to 5.00% for the six months ended June 30, 2015 from 5.41% for the same period in 2014. The change in the yield was due to continued pricing pressure on loan interest rates and a 34 basis points and 33 basis points decline in the effects of acquisition accounting adjustments for the three and six months ended June 30, 2015, respectively, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.64%	4.86%	4.67%	4.84%
Acquisition accounting adjustments(1)	0.34	0.58	0.33	0.57
Reported weighted average yield on loans	4.98%	5.44%	5.00%	5.41%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the second quarter of 2015 decreased 22 basis points to 4.64% from 4.86% for the same period of 2014. Excluding the effects of acquisition accounting adjustments, the weighted average yield on loans for the six months ended June 30, 2015 decreased 17 basis points to 4.67% from 4.84% for the same period of 2014. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans particularly from the acquired loan portfolios and the high demand for fixed rate loans in the market. At June 30, 2015, fixed rate loans accounted for 51% of the loan portfolio, compared to 50% at June 30, 2014. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at June 30, 2015 was 4.07% and 4.72%, respectively, compared with 4.29% and 4.85% at June 30, 2014.

The weighted average yield on securities available for sale for the second quarter of 2015 was 2.06% compared to 2.26% for the same period of 2014. The weighted average yield on securities available for sale for the six months ended June 30, 2015 was 2.11% compared to 2.30% for the same period of 2014. The decrease was primarily attributable to a decrease in treasury yields resulting in lower interest earned for the newly purchased collateralized mortgage obligations and mortgage-backed securities compared to the same period in 2014.

The weighted average cost of deposits for the second quarter of 2015 was 0.55%, an increase of 1 basis point from 0.54% for the same period of 2014. The weighted average cost of deposits for the six months ended June 30, 2015 was 0.55%, an increase of 2 basis points from 0.53% for the same period of 2014. The amortization of the premium on time deposits assumed in the acquisitions positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
The weighted average cost of deposits, excluding effect of acquisition accounting adjustments	0.56%	0.55%	0.56%	0.55%
Acquisition accounting adjustments(1)	(0.01)	(0.01)	(0.01)	(0.02)
Reported weighted average cost of deposits	0.55%	0.54%	0.55%	0.53%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost of deposits, excluding the effect of acquisition accounting adjustments, from the reported weighted average cost of deposits.

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.56% for the second quarter of 2015, compared to 0.55% for the same period of 2014 and 0.56% for the six months ended June 30, 2015 compared to 0.55% for the same period of 2014. The increase was due to an increase in retail deposits, primarily money market and time deposits, due to our deposit campaigns and promotions. The average cost of the retail deposits was 0.85% at June 30, 2015 compared to 0.82% at June 30, 2014.

The weighted average cost of FHLB advances for the second quarter of 2015 was 1.10%, a decrease of 8 basis points from 1.18% for the same period of 2014. For the six months ended June 30, 2015, the weighted average cost of FHLB advances was 1.10%, a decrease of 7 basis points from 1.17% for the same period of 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
The weighted average cost of FHLB advances, excluding effect of acquisition accounting adjustments	1.18%	1.27%	1.18%	1.26%
Acquisition accounting adjustments(1)	(0.08)	(0.09)	(0.08)	(0.09)
Reported weighted average cost of FHLB advances	1.10%	1.18%	1.10%	1.17%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.18% for the second quarter of 2015 from 1.27% for the same period of 2014 and 1.18% for the six months ended June 30, 2015 compared to 1.26% for the same period of 2014. The average cost decreased due to the maturity of five advances totaling $94.0 million that had effective rates ranging from 3.5% to 3.8%, while the effective rates for FHLB advances obtained during the most recent twelve months were no higher than 2.02%.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,742,153	$71,249	4.98%	$5,289,059	$71,687	5.44%
Securities available for sale(3)	819,820	4,215	2.06%	721,270	4,078	2.26%
FRB and FHLB stock and other investments	348,690	1,611	1.83%	426,924	668	0.62%
Federal funds sold	—	—	NA	13,407	20	0.60%
Total interest earning assets	$6,910,663	$77,075	4.47%	$6,450,660	$76,453	4.75%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,608,495	$2,873	0.72%	$1,483,473	$2,499	0.68%
Savings	194,053	416	0.86%	207,312	539	1.04%
Time deposits:
$100,000 or more	1,750,089	3,514	0.81%	1,626,200	2,984	0.74%
Other	609,654	1,167	0.77%	695,740	1,250	0.72%
Total time deposits	2,359,743	4,681	0.80%	2,321,940	4,234	0.73%
Total interest bearing deposits	4,162,291	7,970	0.77%	4,012,725	7,272	0.73%
FHLB advances	481,946	1,327	1.10%	445,835	1,311	1.18%
Other borrowings	40,670	387	3.76%	40,490	380	3.71%
Total interest bearing liabilities	4,684,907	$9,684	0.83%	4,499,050	$8,963	0.80%
Noninterest bearing demand deposits	1,623,922			1,437,860
Total funding liabilities/cost of funds	$6,308,829			$5,936,910		0.61%
Net interest income/net interest spread		$67,391	3.64%		$67,490	3.95%
Net interest margin			3.91%			4.20%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			3.91%			4.18%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			3.88%			4.16%
Cost of deposits:
Noninterest bearing demand deposits	$1,623,922	$—		$1,437,860	—
Interest bearing deposits	4,162,291	7,970	0.77%	4,012,725	7,272	0.73%
Total deposits	$5,786,213	$7,970	0.55%	$5,450,585	$7,272	0.54%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $(21) thousand and $211 thousand for the three months ended June 30, 2015 and 2014, respectively.

(5)	Loan prepayment fee income excluded was $457 thousand and $302 thousand for the three months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,680,364	$140,888	5.00%	$5,236,721	$140,381	5.41%
Securities available for sale(3)	801,166	8,434	2.11%	710,163	8,172	2.30%
FRB and FHLB stock and other investments	379,659	2,307	1.21%	343,479	1,233	0.71%
Federal funds sold	—	—	NA	6,740	20	0.60%
Total interest earning assets	$6,861,189	$151,629	4.45%	$6,297,103	$149,806	4.79%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,617,021	$5,638	0.70%	$1,438,138	$4,776	0.67%
Savings	194,555	841	0.87%	212,341	1,139	1.08%
Time deposits:
$100,000 or more	1,731,812	6,891	0.80%	1,593,865	5,663	0.72%
Other	617,879	2,354	0.77%	679,947	2,384	0.71%
Total time deposits	2,349,691	9,245	0.79%	2,273,812	8,047	0.71%
Total interest bearing deposits	4,161,267	15,724	0.76%	3,924,291	13,962	0.72%
FHLB advances	481,447	2,624	1.10%	433,644	2,522	1.17%
Other borrowings	40,647	767	3.75%	46,412	867	3.71%
Total interest bearing liabilities	4,683,361	$19,115	0.82%	4,404,347	$17,351	0.79%
Noninterest bearing demand deposits	1,583,756			1,396,111
Total funding liabilities/cost of funds	$6,267,117		0.61%	$5,800,458		0.60%
Net interest income/net interest spread		$132,514	3.63%		$132,455	4.00%
Net interest margin			3.89%			4.24%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			3.89%			4.24%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			3.86%			4.21%
Cost of deposits:
Noninterest bearing demand deposits	$1,583,756	$—		$1,396,111	$—
Interest bearing deposits	4,161,267	15,724	0.76%	3,924,291	13,962	0.72%
Total deposits	$5,745,023	$15,724	0.55%	$5,320,402	$13,962	0.53%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized (reversed) was $(45) thousand and $75 thousand for the six months ended June 30, 2015 and 2014, respectively.

(5)	Loan prepayment fee income excluded was $967 thousand and $914 thousand for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30, 2015 over June 30, 2014
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$(438)	$(6,385)	$5,947
Interest on securities	137	(387)	524
Interest on FRB and FHLB stock and other investments	923	1,073	(150)
Total interest income	$622	$(5,699)	$6,321
INTEREST EXPENSE:
Interest on demand, interest bearing	$374	$139	$235
Interest on savings	(123)	(88)	(35)
Interest on time deposits	447	387	60
Interest on FHLB advances	16	17	(1)
Interest on other borrowings	7	2	5
Total interest expense	$721	$457	$264
NET INTEREST INCOME	$(99)	$(6,156)	$6,057

	Six Months Ended June 30, 2015 over June 30, 2014
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$507	$(11,119)	$11,626
Interest on securities	262	(726)	988
Interest on FRB and FHLB stock and other investments	1,054	935	119
Total interest income	$1,823	$(10,910)	$12,733
INTEREST EXPENSE:
Interest on demand, interest bearing	$862	$247	$615
Interest on savings	(298)	(208)	(90)
Interest on time deposits	1,198	973	225
Interest on FHLB advances	102	(159)	261
Interest on other borrowings	(100)	10	(110)
Total interest expense	$1,764	$863	$901
NET INTEREST INCOME	$59	$(11,773)	$11,832

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
The provision for loan losses for the second quarter of 2015 was $1.0 million, a decrease of $2.0 million, or 66.6%, from $3.0 million for the same period last year. The decrease in the provision was primarily due to an decrease in quantitative reserves due to declining historical loss rates. The provision for loan losses for the six months period ended June 30, 2015 was $2.5 million, a decrease of $3.5 million, or 58.5%, from $6.0 million for the same period last year. The decrease is primarily due to overall reduction in quantitative reserves as a result of decreasing historical loss rates and decreased specific reserves on impaired loans.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the second quarter of 2015 was $10.6 million compared to $10.5 million for the same quarter of 2014, an increase of $76 thousand, or 0.7%. The increase was principally due to a $308 thousand increase in net gains on sales of SBA loans and a $245 thousand increase in loan servicing fees, net. The increase was offset by a $330 thousand decrease in servicing fees on deposit accounts, a $108 thousand decrease in international service fees, and $48 thousand decrease in wire transfer fees.
Noninterest income for the six months ended June 30, 2015 was $21.8 million compared to $21.6 million for the same period of 2014, an increase of $186 thousand, or 0.9%. The increase was principally due to a $391 thousand increase from other income and fees, a $630 thousand increase in net gains on sales of SBA loans, a $227 thousand increase in net gains on sale of other loans, and a $424 thousand increase in net gains on sales and calls of securities available for sale. The increases were partially offset by a $740 thousand decrease in service fees on deposit accounts, $298 thousand decrease in international service fees, and a $254 decrease in net gains on sales of OREO.

Noninterest income by category is summarized below:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,030	$3,360	$(330)	(9.8)%
International service fees	1,005	1,113	(108)	(9.7)%
Loan servicing fees, net	855	610	245	40.2%
Wire transfer fees	871	919	(48)	(5.2)%
Other income and fees	1,570	1,648	(78)	(4.7)%
Net gains on sales of SBA loans	3,119	2,811	308	11.0%
Net gains on sales of other loans	45	—	45	N/A
Net gains on sales of OREO	73	31	42	135.5%
Total noninterest income	$10,568	$10,492	$76	0.7%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$6,092	$6,832	$(740)	(10.8%)
International service fees	1,818	2,116	(298)	(14.1%)
Loan servicing fees, net	1,575	1,578	(3)	(0.2%)
Wire transfer fees	1,633	1,824	(191)	(10.5%)
Other income and fees	3,658	3,267	391	12.0%
Net gains on sales of SBA loans	6,163	5,533	630	11.4%
Net gains on sales of other loans	227	—	227	N/A
Net gains on sales of securities available for sale	424	—	424	N/A
Net gains on sales of OREO	183	437	(254)	(58.1%)
Total noninterest income	$21,773	$21,587	$186	0.9%

Noninterest Expense
Noninterest expense for the second quarter of 2015 was $38.7 million, an increase of $1.0 million, or 2.5%, from $37.7 million for the same period of 2014. Salaries and employee benefits expense increased $2.8 million due to an increase in the number of full-time equivalent employees, which increased to 928 at June 30, 2015 from 875 at June 30, 2014. Data processing fees and furniture and equipment expenses also increased by $164 thousand and $311 thousand, respectively, compared to the same period in 2014. Occupancy and FDIC expenses also increased by $95 thousand compared to the same period in 2014. These increases were offset by a decrease of $1.0 million in credit related expenses.
Noninterest expense for the six months ended June 30, 2015 was $77.9 million, an increase of $3.9 million, or 5.3%, from $74.0 million for the same period of 2014. Salaries and employee benefits expense increased $5.0 million due to an increase in the number of full-time equivalent employees. Data processing fees and furniture and equipment expenses also increased by $392 thousand and $560 thousand, respectively, compared to the same period in 2014. Occupancy and advertising and marketing expenses also increased by $163 thousand and $279 thousand, respectively. Professional fees also increased by $49 thousand. These increases were offset by a decrease of $82 thousand in FDIC assessment expenses and $272 thousand decrease in credit related expenses compared to the same period in 2014.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$20,932	$18,143	$2,789	15.4%
Occupancy	4,810	4,715	95	2.0%
Furniture and equipment	2,323	2,012	311	15.5%
Advertising and marketing	1,484	1,508	(24)	(1.6)%
Data processing and communications	2,463	2,299	164	7.1%
Professional fees	1,253	1,315	(62)	(4.7)%
FDIC assessment	909	1,080	(171)	(15.8)%
Credit related expenses	1,976	3,016	(1,040)	(34.5)%
Other	2,548	3,651	(1,103)	(30.2)%
Total noninterest expense	$38,698	$37,739	$959	2.5%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$42,113	$37,082	$5,031	13.6%
Occupancy	9,502	9,339	163	1.7%
Furniture and equipment	4,586	4,026	560	13.9%
Advertising and marketing	2,875	2,596	279	10.7%
Data processing and communications	4,812	4,420	392	8.9%
Professional fees	2,677	2,628	49	1.9%
FDIC assessment	2,021	2,103	(82)	(3.9)%
Credit related expenses	4,165	4,437	(272)	(6.1)%
Other	5,181	7,382	(2,201)	(29.8)%
Total noninterest expense	$77,932	$74,013	$3,919	5.3%

Provision for Income Taxes
Income tax expense was $15.3 million and $14.9 million for the quarters ended June 30, 2015 and 2014, respectively. The effective income tax rates were 40.0% and 40.1% for the quarters ended June 30, 2015 and 2014, respectively. Income tax expense was $29.6 million and $29.5 million for the six months ended June 30, 2015 and 2014, respectively. The effective income tax rates for the six months ended June 30, 2015 and 2014 were 40.0% and 39.9%, respectively.

Financial Condition
At June 30, 2015, our total assets were $7.33 billion, an increase of $193.0 million from $7.14 billion at December 31, 2014. The increase was principally due to a $248.3 million increase in loans receivable, net of allowance for loan losses, a $78.9 million increase in securities available for sale, and a $31.4 million increase in other assets. The increases were offset by decreases in cash and cash equivalents totaling $162.3 million and a decrease in FHLB stock of $9.2 million. The increase in total assets was funded primarily by a $64.8 million increase in deposits and net income of $44.3 million.
Investment Securities Portfolio
As of June 30, 2015, we had $875.4 million in available for sale securities, compared to $796.5 million at December 31, 2014. The net unrealized loss on the available for sale securities at June 30, 2015 was $963 thousand, compared to a net unrealized gain on such securities of $2.6 million at December 31, 2014. During the six months ended June 30, 2015, $176.2 million in securities were purchased, $69.2 million in mortgage related securities were paid down and $22.5 million in securities were sold. During the same period last year, $82.6 million in securities were purchased, $57.6 in mortgage related securities were paid down and no securities were sold. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.53 years and 4.06 years at June 30, 2015 and December 31, 2014, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 5.07 years and 4.49 years at June 30, 2015 and December 31, 2014, respectively.
Loan Portfolio
As of June 30, 2015, loans receivable totaled $5.82 billion, an increase of $250.6 million from $5.57 billion at December 31, 2014. Total loan originations during the three months ended June 30, 2015 were $360.2 million, including SBA loan originations of $70.3 million, of which $58.3 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$36,706	0%	$21,415	0%
Commercial & industrial	4,503,794	77%	4,324,349	78%
Construction	104,901	2%	94,086	2%
Total real estate loans	4,645,401	79%	4,439,850	80%
Commercial business	970,787	17%	903,621	16%
Trade finance	114,927	2%	134,762	2%
Consumer and other	87,707	2%	89,849	2%
Total loans outstanding	5,818,822	100%	5,568,082	100%
Less: deferred loan fees	(2,998)		(2,890)
Loans receivable	5,815,824		5,565,192
Less: allowance for loan losses	(70,118)		(67,758)
Loans receivable, net of allowance for loan losses	$5,745,706		$5,497,434

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $47.7 million at June 30, 2015 and $52.0 million at December 31, 2014. SBA loans included in commercial and industrial real estate loans were $192.5 million at June 30, 2015 and $188.8 million at December 31, 2014.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
Loan commitments	$710,345	$586,714
Standby letters of credit	43,388	41,987
Other commercial letters of credit	55,868	37,439
	$809,601	$666,140

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, were $117.6 million at June 30, 2015 compared to $125.8 million at December 31, 2014. The ratio of nonperforming assets to loans receivable and OREO was 2.01% and 2.25% at June 30, 2015 and December 31, 2014, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans (1)	$39,681	$46,352
Loans 90 days or more days past due on accrual status	333	361
Accruing restructured loans	57,393	57,128
Total nonperforming loans	97,407	103,841
OREO	20,187	21,938
Total nonperforming assets	$117,594	$125,779
Nonperforming loans to loans receivable	1.67%	1.87%
Nonperforming assets to loans receivable and OREO	2.01%	2.25%
Nonperforming assets to total assets	1.60%	1.76%
Allowance for loan losses to nonperforming loans	71.98%	65.25%
Allowance for loan losses to nonperforming assets	59.63%	53.87%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $22.6 million and $28.9 million as of June 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses
The allowance for loan losses was $70.1 million at June 30, 2015 compared to $67.8 million at December 31, 2014. The allowance for loan losses was 1.21% of loans receivable at June 30, 2015 and 1.22% of loans receivable at December 31, 2014. The increase in the allowance for loan losses was driven by an increase in the amount of qualitative reserves. The qualitative reserves increased due to an increase in the volume of loans compared to December 31, 2014. The increase in qualitative reserves were offset by decreases in the quantitative reserves which was caused by decreasing historical losses and decreasing "Substandard" rated loans. In addition, the reserve on our impaired loans decreased to $8.1 million at June 30, 2015 from $10.9 million at December 31 ,2014.

The following table reflects our allocation of the allowance for loan and lease losses ("ALLL") by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	June 30, 2015		December 31, 2014
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$247	0.35%	$146	0.22%
Real estate - commercial	50,147	71.52%	46,535	68.68%
Real estate - construction	593	0.85%	667	0.98%
Commercial business	16,278	23.21%	16,471	24.31%
Trade finance	1,760	2.51%	3,456	5.10%
Consumer and other	1,093	1.56%	483	0.71%
Total	$70,118	100%	$67,758	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or "ACILs") and performing loans (loans that were pass graded at the time they were acquired, or "APLs"). The activity in the ALLL for the three and six months ended June 30, 2015 is as follows:

		Acquired Loans(2)
Three Months Ended June 30, 2015	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$55,397	$12,647	$1,550	$69,594
Provision for loan losses	472	—	528	1,000
Loans charged off	(1,268)	—	(183)	(1,451)
Recoveries of loan charge offs	962	—	13	975
Balance, end of period	$55,563	$12,647	$1,908	$70,118

		Acquired Loans (2)
Six Months Ended June 30, 2015	Legacy Loans (1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$58,644	$7,347	$1,767	$67,758
Provision for loan losses	(3,357)	5,300	557	2,500
Loans charged off	(2,143)	—	(433)	(2,576)
Recoveries of loan charge offs	2,419	—	17	2,436
Balance, end of period	$55,563	$12,647	$1,908	$70,118

Total loans outstanding	$5,295,008	$135,653	$388,161	$5,818,822
Loss coverage ratio	1.05%	9.32%	0.49%	1.21%

(1) Legacy Loans includes Acquired Loans that have been renewed or refinanced subsequent to the acquisition date.
(2) Acquired Loans were marked to fair value at the acquisition date and provisions for loan losses reflect credit deterioration subsequent to the acquisition date.

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$5,742,153	$5,289,059
Loans receivable	$5,815,824	$5,347,057
ALLOWANCE:
Balance, beginning of period	$69,594	$65,699
Less loan charge offs:
Commercial & industrial real estate	(74)	(914)
Commercial business loans	(618)	(1,839)
Trade finance	(759)	—
Consumer and other loans	—	(18)
Total loan charge offs	(1,451)	(2,771)
Plus loan recoveries:
Commercial & industrial real estate	61	149
Commercial business loans	817	584
Trade Finance	—	—
Consumer and other loans	97	213
Total loans recoveries	975	946
Net loan charge offs	(476)	(1,825)
Provision for loan losses	1,000	2,996
Balance, end of period	$70,118	$66,870
Net loan (recoveries) charge offs to average loans receivable, including loans held for sale*	0.01%	0.14%
Allowance for loan losses to loans receivable at end of period	1.21%	1.25%
Net loan (recoveries) charge offs to beginning allowance *	2.74%	11.11%
Net loan (recoveries) charge offs to provision for loan losses	47.60%	60.91%
* Annualized

We believe the allowance for loan losses as of June 30, 2015 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At June 30, 2015, deposits increased $64.8 million, or 1.1%, to $5.76 billion from $5.69 billion at December 31, 2014. The net increase in deposits is primarily due to increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts and time deposits, totaled $4.07 billion at June 30, 2015 and $4.15 billion at December 31, 2014.
At June 30, 2015, 29% of total deposits were noninterest bearing demand deposits, 39% were time deposits and 32% were interest bearing demand and savings deposits. At December 31, 2014, 27% of total deposits were noninterest bearing demand deposits, 40% were time deposits, and 33% were interest bearing demand and savings deposits.
At June 30, 2015, we had $241.8 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $206.3 million and $300.0 million of such deposits at December 31, 2014, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.04% at June 30, 2015 and were collateralized with securities with a carrying value of $337.7 million.

The following is a schedule of certificates of deposit maturities as of June 30, 2015:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$720,621	31.94%
Over three months through six months	365,665	16.21%
Over six months through nine months	354,052	15.69%
Over nine months through twelve months	456,391	20.23%
Over twelve months	359,452	15.93%
Total time deposits	$2,256,181	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At June 30, 2015, we had $580.8 million of FHLB advances with average remaining maturities of 2.2 years, compared to $481.0 million with average remaining maturities of 2.6 years at December 31, 2014. The weighted average rate was 1.05% and 1.09% at June 30, 2015 and December 31, 2014, respectively.
Subordinated debentures totaled $42.2 million at June 30, 2015 and $42.2 million at December 31, 2014. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $908.6 million at June 30, 2015 compared to $882.8 million at December 31, 2014.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 6%. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4%. Beginning January 1, 2015 agencies require a minimum Common Equity Tier 1 capital to risk weighted assets ratio of 4.5%. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At June 30, 2015, our Common Equity Tier 1 capital was $802.8 million. Our Tier I capital, defined as stockholders’ equity less intangible assets was $843.6 million, compared to $812.5 million at December 31, 2014, representing an increase of $31.2 million, or 3.8%. The increase was primarily due to the increase in retained earnings from net income during the six months ended June 30, 2015 of $44.3 million, which was partially offset by $15.9 million of cash dividends. At June 30, 2015, the Common Equity Tier 1 capital ratio was 12.58%. The total capital to risk-weighted assets ratio was 14.34% and the Tier I capital to risk-weighted assets ratio was 13.22%. The Tier I leverage capital ratio was 11.80%.
As of June 30, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be generally categorized as "well-capitalized", the Bank must maintain minimum Common Equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of June 30, 2015 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Common Equity Tier 1 capital ratio	$802,821	12.58%	N/A	N/A
Total risk-based capital ratio	$915,181	14.34%	N/A	N/A
Tier 1 risk-based capital ratio	$843,637	13.22%	N/A	N/A
Tier 1 capital to total assets	$843,637	11.80%	N/A	N/A
BBCN Bank
Common Equity Tier 1 capital ratio	$833,935	13.08%	$414,387	6.50%	$419,548	6.58%
Total risk-based capital ratio	$905,479	14.20%	$637,518	10.00%	$267,961	4.20%
Tier 1 risk-based capital ratio	$833,935	13.08%	$510,014	8.00%	$323,921	5.08%
Tier I capital to total assets	$833,935	11.67%	$357,379	5.00%	$476,556	6.67%

	As of December 31, 2014 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$881,794	14.80%	N/A	N/A
Tier 1 risk-based capital ratio	$812,464	13.64%	N/A	N/A
Tier 1 capital to total assets	$812,464	11.62%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$869,343	14.61%	$595,126	10.00%	$274,217	4.61%
Tier 1 risk-based capital ratio	$800,013	13.44%	$357,076	6.00%	$442,937	7.44%
Tier I capital to total assets	$800,013	11.45%	$349,481	5.00%	$450,532	6.45%

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
At June 30, 2015, our total borrowing capacity from the FHLB was $2.23 billion, of which $1.65 billion was unused and available to borrow. At June 30, 2015, our total borrowing capacity from the FRB was $531.4 million, of which $531.4 million was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $843.0 million at June 30, 2015, compared to $929.0 million at December 31, 2014. Cash and cash equivalents, including federal funds sold, were $321.3 million at June 30, 2015, compared to $462.2 million at December 31, 2014. We believe our liquidity sources to be stable and adequate to meet our day-to-day cash flow requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The objective of our asset and liability management activities is to maximize our earnings while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable by adjusting the type and mix of assets and liabilities to seek to effectively address changing conditions and risks. Through overall management of our balance sheet and by seeking to control various risks, we seek to optimize our financial returns within safe and sound parameters. Our operating strategies for attaining this objective include managing net interest margin through appropriate risk/return pricing of assets and liabilities and emphasizing growth in retail deposits, as a percentage of interest bearing liabilities, to reduce our cost of funds. We also seek to improve earnings by controlling noninterest expense, and enhancing noninterest income. We also use risk management instruments to modify interest rate characteristics of certain assets and liabilities to hedge against our exposure to interest rate fluctuations with the objective of reducing the effects fluctuations might have on associated cash flows or values. Finally, we perform internal analysis to measure, evaluate and monitor risk.
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset and Liability Committee of the Board ("ALCO") and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
Market risk is the risk of adverse impacts on our future earnings, the fair values of our assets and liabilities, or our future cash flows that may result from changes in the price of a financial instrument. The fundamental objective of our ALM is to manage our exposure to interest rate fluctuations while maintaining adequate levels of liquidity and capital. Our ALM meets regularly to monitor interest rate risk, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of our assets and liabilities, and our investment activities. It also directs changes in the composition of our assets and liabilities. Our strategy has been to reduce the sensitivity of our earnings to interest rate fluctuations by more closely matching the effective maturities or repricing characteristics of our assets and liabilities. Certain assets and liabilities, however, may react in different degrees to changes in market interest rates. Furthermore, interest rates on certain types of assets and liabilities may fluctuate prior to changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. We consider the anticipated effects of these factors when implementing our interest rate risk management objectives.
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at June 30, 2015, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	June 30, 2015		December 31, 2014
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	6.14%	(2.45)%	5.74%	(2.77)%
+ 100 basis points	2.77%	(1.00)%	2.68%	(1.07)%
- 100 basis points	(0.14)%	0.18%	(1.02)%	0.06%
- 200 basis points	(0.34)%	(2.55)%	(1.39)%	(2.09)%

Item 4.	Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
may also result in material and adverse effects on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended June 30, 2015. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	August 6, 2015	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	August 6, 2015	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith