Form 10-Q
period 2015-09-30
BBCN BANCORP INC
filed 2015-11-09
CIK 1128361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 2, 2015, there were 79,553,460 outstanding shares of the issuer’s Common Stock, $0.001 par value.

Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to, among other things, expectations regarding the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our business strategies, objectives and vision. Forward-looking statements include, but are not limited to, statements preceded by, followed by or that include the words “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions. With respect to any such forward-looking statements, the Company claims the protection provided for in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in any forward-looking statements. The risks and uncertainties include: possible deterioration in economic conditions in our areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; and regulatory risks associated with current and future regulations. For additional information concerning these and other risk factors, see Part II, Item 1A. Risk Factors contained herein and Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS	(In thousands, except share data)
Cash and cash equivalents:
Cash and due from banks	$81,026	$86,119
Interest bearing deposits in other banks	197,349	376,041
Total cash and cash equivalents	278,375	462,160
Other investments	40,650	—
Securities available for sale, at fair value	976,962	796,523
Loans held for sale, at the lower of cost or fair value	25,103	28,311
Loans receivable (net of allowance for loan losses of $71,110 and $67,758 at September 30, 2015 and December 31, 2014, respectively)	5,901,614	5,497,434
Other real estate owned (“OREO”), net	21,350	21,938
Federal Home Loan Bank (“FHLB”) stock, at cost	18,964	28,324
Premises and equipment (net of accumulated depreciation and amortization of $34,550 and $29,915 at September 30, 2015 and December 31, 2014, respectively)	34,798	30,722
Accrued interest receivable	13,981	13,634
Deferred tax assets, net	59,098	63,023
Customers’ liabilities on acceptances	1,294	1,889
Bank owned life insurance (“BOLI”)	46,741	45,927
Investments in affordable housing partnerships	20,434	10,401
Goodwill	105,401	105,401
Core deposit intangible assets, net	3,086	3,887
Servicing assets	11,505	10,341
Other assets	23,646	20,415
Total assets	$7,583,002	$7,140,330

(Continued)

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2015	December 31, 2014
LIABILITIES AND STOCKHOLDERS’ EQUITY	(In thousands, except share data)
LIABILITIES:
Deposits:
Noninterest bearing	$1,631,672	$1,543,018
Interest bearing:
Money market and NOW accounts	1,783,760	1,663,855
Savings deposits	193,895	198,205
Time deposits of $100,000 or more	1,716,267	1,667,367
Other time deposits	703,271	621,007
Total deposits	6,028,865	5,693,452
FHLB advances	530,689	480,975
Subordinated debentures	42,284	42,158
Accrued interest payable	6,231	5,855
Acceptances outstanding	1,294	1,889
Other liabilities	44,070	33,228
Total liabilities	6,653,433	6,257,557
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; authorized 150,000,000 shares at September 30, 2015 and December 31, 2014; issued and outstanding, 79,553,460 and 79,503,552 shares at September 30, 2015 and December 31, 2014, respectively	80	79
Additional paid-in capital	541,349	541,589
Retained earnings	384,133	339,400
Accumulated other comprehensive income, net	4,007	1,705
Total stockholders’ equity	929,569	882,773
Total liabilities and stockholders’ equity	$7,583,002	$7,140,330

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans	$73,650	$72,437	$214,537	$212,818
Interest on securities	4,670	3,999	13,105	12,171
Interest on federal funds sold and other investments	739	648	3,046	1,901
Total interest income	79,059	77,084	230,688	226,890
INTEREST EXPENSE:
Interest on deposits	8,390	7,419	24,115	21,381
Interest on FHLB advances	1,514	1,373	4,138	3,894
Interest on other borrowings	394	385	1,160	1,252
Total interest expense	10,298	9,177	29,413	26,527
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	68,761	67,907	201,275	200,363
PROVISION FOR LOAN LOSSES	600	4,256	3,100	10,278
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,161	63,651	198,175	190,085
NONINTEREST INCOME:
Service fees on deposit accounts	3,170	3,456	9,261	10,288
International service fees	838	958	2,656	3,074
Loan servicing fees, net	800	798	2,374	2,376
Wire transfer fees	1,001	876	2,635	2,700
Other income and fees	3,668	1,674	7,328	4,941
Net gains on sales of SBA loans	3,390	3,578	9,553	9,112
Net gains on sales of other loans	26	—	253	—
Net gains on sales of securities available for sale	—	—	424	—
Net gains on sales of OREO	334	29	516	466
Total noninterest income	13,227	11,369	35,000	32,957
NONINTEREST EXPENSE:
Salaries and employee benefits	21,457	19,346	63,570	56,428
Occupancy	4,941	4,722	14,443	14,060
Furniture and equipment	2,329	1,916	6,915	5,942
Advertising and marketing	1,309	1,535	4,184	4,131
Data processing and communication	2,192	2,206	7,004	6,626
Professional fees	1,289	1,567	3,966	4,195
FDIC assessments	1,027	1,135	3,048	3,238
Credit related expenses	1,397	3,531	5,562	7,969
Other	2,858	3,462	8,040	10,845
Total noninterest expense	38,799	39,420	116,732	113,434
INCOME BEFORE INCOME TAX PROVISION	42,589	35,600	116,443	109,608
INCOME TAX PROVISION	17,497	14,180	47,053	43,680
NET INCOME	$25,092	$21,420	$69,390	$65,928
EARNINGS PER COMMON SHARE
Basic	$0.32	$0.27	$0.87	$0.83
Diluted	$0.32	$0.27	$0.87	$0.83

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$25,092	$21,420	$69,390	$65,928
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale and interest only strips	7,617	(3,004)	4,426	14,790
Reclassification adjustments for gains realized in income	—	—	(424)	—
Tax expense (benefit)	3,235	(1,341)	1,700	6,106
Change in unrealized gains or losses on securities available for sale and interest only strips	4,382	(1,663)	2,302	8,684
Total comprehensive income	$29,474	$19,757	$71,692	$74,612

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income, net
	(Dollars in thousands, except share data)
BALANCE, JANUARY 1, 2014	79,441,525	$79	$540,876	$278,604	$(10,185)
Issuance of additional shares pursuant to various stock plans	52,837
Stock-based compensation			488
Redemption of Foster common stock	2,969		42
Cash dividends declared on common stock				(19,868)
Comprehensive income:
Net income				65,928
Other comprehensive income					8,684
BALANCE, SEPTEMBER 30, 2014	79,497,331	$79	$541,406	$324,664	$(1,501)

BALANCE, JANUARY 1, 2015	79,503,552	$79	$541,589	$339,400	$1,705
Issuance of additional shares pursuant to various stock plans	49,908	1	(22)
Tax effect of stock plans			43
Stock-based compensation			889
Redemption of common stock warrant			(1,150)
Cash dividends declared on common stock				(24,657)
Comprehensive income:
Net income				69,390
Other comprehensive income					2,302
BALANCE, SEPTEMBER 30, 2015	79,553,460	$80	$541,349	$384,133	$4,007

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,390	$65,928
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, net of discount accretion	(2,878)	(10,983)
Stock-based compensation expense	889	488
Provision for loan losses	3,100	10,278
Valuation adjustment of OREO	1,145	1,074
Proceeds from sales of loans held for sale	120,352	112,686
Originations of loans held for sale	(107,895)	(107,792)
Net gains on sales of SBA and other loans	(9,806)	(9,112)
Net change in BOLI	(814)	(874)
Net gains on sales of securities available for sale	(424)	—
Net gains on sales of OREO	(516)	(466)
Loss on disposal of equipment	64	—
Additions in servicing assets	(3,570)	(2,943)
Change in accrued interest receivable	(347)	261
Change in deferred income taxes, net	2,225	15,479
Change in investments in affordable housing partnership	1,022	552
Change in FDIC loss share receivable	—	1,110
Change in other assets	(2,658)	12,873
Change in accrued interest payable	376	1,352
Change in other liabilities	10,842	5,638
Net cash provided by operating activities	80,497	95,549
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans receivable	(407,095)	(350,828)
Proceeds from sales of securities available for sale	22,510	—
Proceeds from sales of OREO	7,122	7,072
Proceeds from sales of other loans held for sale	7,438	—
Proceeds from sales and disposals of equipment	7	—
Purchase of premises and equipment	(9,419)	(4,960)
Purchases of investments in affordable housing partnerships	(11,055)	—
Purchases of other investments	(40,651)	—
Purchase of securities available for sale	(310,572)	(82,552)
Purchase of FHLB stock	(150)	(536)
Redemption of FHLB stock	9,510	116
Proceeds from matured or paid-down securities available for sale	108,287	89,719
Net cash used in investing activities	(624,068)	(341,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	335,571	362,367
Redemption of subordinated debentures	—	(15,464)
Proceeds from FHLB advances	250,000	60,000
Repayment of FHLB advances	(200,000)	(14,000)
Redemption of common stock warrant	(1,150)	—
Cash dividends paid on Common Stock	(24,657)	(19,868)
Issuance of additional stock pursuant to various stock plans	(21)	—
Tax effects of issuance of shares from various stock plans	43	—
Net cash provided by financing activities	359,786	373,035
NET CHANGE IN CASH AND CASH EQUIVALENTS	(183,785)	126,615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	462,160	316,705
CASH AND CASH EQUIVALENTS, END OF PERIOD	$278,375	$443,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$29,037	$25,175
Income taxes paid	$41,334	$18,423
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Transfer from loans receivable to OREO	$7,759	$6,554
Transfer from loans receivable to other loans held for sale	$6,881	$2,611
Loans to facilitate sales of loans held for sale	$—	$5,250

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

BBCN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BBCN Bancorp, Inc.
BBCN Bancorp, Inc. (“BBCN Bancorp” on a parent-only basis and the “Company” on a consolidated basis), headquartered in Los Angeles, California, is the holding company for BBCN Bank (“BBCN Bank” or the “Bank”). The Bank has branches in California, New Jersey, and the New York City, Chicago, Seattle and Washington, D.C. metropolitan areas, as well as loan production offices in Atlanta, Annandale, Dallas, Denver, Portland, Seattle, and Northern California. The Company is a corporation organized under the laws of the state of Delaware and a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

2.	Basis of Presentation
The condensed consolidated financial statements included herein have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for the Condensed Consolidated Statement of Financial Condition as of December 31, 2014 which was derived from audited financial statements included in the Company’s 2014 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.
The condensed consolidated financial statements include the accounts of BBCN Bancorp and its wholly owned subsidiaries, principally BBCN Bank. All intercompany transactions and balances have been eliminated in consolidation. The Company has made all adjustments, consisting solely of normal recurring accruals, that in the opinion of management, are necessary to fairly present the Company’s financial position at September 30, 2015 and the results of operations for the three and nine months then ended. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. The results of operations for the interim periods are not necessarily indicative of results to be anticipated for the full year.
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
These unaudited condensed consolidated financial statements should be read along with the audited consolidated financial statements and accompanying notes included in the Company’s 2014 Annual Report on Form 10-K.
There have been no material changes or updates to the Summary of Significant Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, except for an additional disclosure related to the Company’s Other investments as follows:

Other investments—Other investments have original maturities greater than 90 days. Other investments are held-to-maturity and recorded at amortized cost.

Recent Accounting Pronouncements:
FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. In September 2015, ASU 2015-14 deferred the effective date of ASU 2014-9 by one year. As such, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not allowed. The adoption of ASU 2014-9 is not expected to have a significant impact on the Company’s financial statements.
FASB ASU No. 2015-10, Technical Corrections and Improvements. The amendments in ASU 2015-10 represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments that require transition guidance are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-10 is not expected to have a significant impact on the Company’s financial statements.
FASB ASU No. 2015-16, Business Combinations (Topic 805). The FASB issued guidance that requires an acquirer in a business combination to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments become effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2015-16 is not expected to have a significant impact on the Company’s financial statements.

3.	Stock-Based Compensation
The Company has a stock-based incentive plan, the 2007 BBCN Bancorp Equity Incentive Plan (the “2007 Plan”). The 2007 Plan, approved by the Company’s stockholders on May 31, 2007, was amended and restated on July 25, 2007 and again on December 1, 2011. The 2007 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and performance units (sometimes referred to individually or collectively as “awards”) to non-employee directors, officers, employees and consultants of the Company. Stock options may be either incentive stock options (“ISOs”), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options (“NQSOs”).
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
The Company has another stock-based incentive plan, the 2006 Stock Incentive Plan, adopted April 12, 2006, as amended and restated June 13, 2007 (the “2006 Plan”). The 2006 Plan provides for the granting of incentive stock options to officers and employees and non-qualified stock options and restricted stock awards to employees (including officers) and non-employee directors. The option prices of all options granted under the 2006 Plan may not be less than 100% of the fair market value at the date of grant. All options granted generally vest at the rate of 20% per year except that the options granted to the non-employee directors vest at the rate of 33% per year. All options not exercised generally expire ten years after the date of grant.
Under the 2007 Plan and 2006 Plan, 2,490,787 shares were available for future grants as of September 30, 2015.
The total shares reserved for issuance will serve as the underlying value for all equity awards under the 2007 Plan and 2006 Plan. With the exception of the shares underlying stock options and restricted stock awards, the board of directors may choose to settle the awards by paying the equivalent cash value or by delivering the appropriate number of shares.

The following is a summary of stock option activity under the 2007 Plan and 2006 Plan for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2015	591,652	$18.97
Granted	—	—
Exercised	—	—
Expired	(83,902)	16.02
Forfeited	—	—
Outstanding - September 30, 2015	507,750	$19.46	2.51	$140
Options exercisable - September 30, 2015	339,750	$21.25	2.51	$140

The following is a summary of restricted and performance unit activity under the 2007 Plan and 2006 Plan for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding - January 1, 2015	175,668	$13.51
Granted	18,000	14.26
Vested	(54,483)	12.27
Forfeited	(713)	10.42
Outstanding - September 30, 2015	138,472	$14.10

The total fair value of restricted performance units vested for the nine months ended September 30, 2015 and 2014 was $746 thousand and $877 thousand, respectively.
The amount charged against income related to stock-based payment arrangements was $261 thousand and $206 thousand for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, $889 thousand and $488 thousand, respectively, of stock-based payment arrangements were charged against income.
The income tax benefit recognized was $107 thousand and $82 thousand for the three months ended September 30, 2015 and 2014, respectively, and the amount recognized was $359 thousand and $197 thousand for the nine months ended September 30, 2015 and 2014, respectively.
At September 30, 2015, the unrecognized compensation expense related to non-vested stock option grants was $706 thousand which is expected to be recognized over a weighted average vesting period of 3.55 years. At September 30, 2015, the unrecognized compensation expense related to non-vested restricted units and performance units was $1.4 million which is expected to be recognized over a weighted average vesting period of 3.00 years.

4.	Earnings Per Share (“EPS”)
Basic EPS does not reflect the possibility of dilution that could result from the issuance of additional shares of common stock upon exercise or conversion of outstanding securities, and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted to common stock that would then share in our earnings. For the three months ended September 30, 2015, stock options and restricted shares awards for 532,130 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2015, stock options and restricted share awards for 575,300 shares of common stock were excluded in computing diluted earnings per common share because they were antidilutive. Additionally, warrants issued pursuant to the Company’s participation in the U.S. Treasury’s TARP Capital Purchase Plan, to purchase 19,151 shares and 18,607 shares of common stock were antidilutive and excluded for the three and nine months ended September 30, 2015 and 2014, respectively.
The following tables show the computation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015			2014
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$25,092	79,552,873	$0.32	$21,420	79,493,917	$0.27
Effect of dilutive securities:
Stock options and performance units		31,663			36,044
Common stock warrants		—			71,114
Diluted EPS - common stock	$25,092	79,584,536	$0.32	$21,420	79,601,075	$0.27

	Nine Months Ended September 30,
	2015			2014
	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share (Amount)
	(In thousands, except share and per share data)
Basic EPS - common stock	$69,390	79,545,681	$0.87	$65,928	79,486,958	$0.83
Effect of Dilutive Securities:
Stock Options and Performance Units		26,828			46,749
Common stock warrants		33,715			83,610
Diluted EPS - common stock	$69,390	79,606,224	$0.87	$65,928	79,617,317	$0.83

5.    Securities Available for Sale
The following is a summary of securities available for sale as of the dates indicated:

	At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$408,241	$3,006	$(1,679)	$409,568
Mortgage-backed securities	495,882	6,097	(1,075)	500,904
Trust preferred securities	4,542	—	(692)	3,850
Municipal bonds	44,208	1,045	(30)	45,223
Total debt securities	952,873	10,148	(3,476)	959,545
Mutual funds	17,425	—	(8)	17,417
	$970,298	$10,148	$(3,484)	$976,962

	At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Debt securities:
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	$304,947	$1,376	$(3,549)	$302,774
Mortgage-backed securities	460,487	6,528	(1,526)	465,489
Trust preferred securities	4,531	—	(544)	3,987
Municipal bonds	6,487	443	—	6,930
Total debt securities	776,452	8,347	(5,619)	779,180
Mutual funds	17,425	—	(82)	17,343
	$793,877	$8,347	$(5,701)	$796,523

As of September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
For the three months ended September 30, 2015 and 2014, $7.6 million of unrealized gains and $3.0 million of unrealized losses, respectively, were included in accumulated other comprehensive income. For the nine months ended September 30, 2015 and 2014, $4.4 million of unrealized gains and $14.8 million of unrealized gains, respectively, were included in accumulated other comprehensive income. There were no gains or losses reclassified out of accumulated other comprehensive income for the three months ended September 30, 2015 and 2014. A total of $424 thousand and $0 of net gains on sales of securities were reclassified out of accumulated other comprehensive income into earnings for the nine months ended September 30, 2015 and 2014, respectively.
The proceeds from sales of securities and the associated gross gains and losses recorded in earnings are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Proceeds	$—	$—	$22,510	$—
Gross gains	—	—	424	—
Gross losses	—	—	—	—

The amortized cost and estimated fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Available for sale:
Due within one year	$—	$—
Due after one year through five years	2,174	2,339
Due after five years through ten years	27,445	28,059
Due after ten years	19,131	18,675
U.S. Government agency and U.S. Government sponsored enterprises
Collateralized mortgage obligations	408,241	409,568
Mortgage-backed securities	495,882	500,904
Mutual funds	17,425	17,417
	$970,298	$976,962

Securities with carrying values of approximately $349.2 million and $366.2 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, various borrowings and for other purposes as required or permitted by law.
The following tables show our investments’ gross unrealized losses and estimated fair value, aggregated by investment category and the length of time that the individual securities have been in a continuous unrealized loss position as of the dates indicated.

	As of September 30, 2015
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	5	$36,194	$(250)	9	$82,214	$(1,429)	14	$118,408	$(1,679)
Mortgage-backed securities*	6	25,636	(95)	3	28,923	(980)	9	54,559	(1,075)
Trust preferred securities	—	—	—	1	3,850	(692)	1	3,850	(692)
Municipal bonds	17	4,647	(30)	—	—	—	17	4,647	(30)
Mutual funds	1	13,417	(8)	—	—	—	1	13,417	(8)
	29	$79,894	$(383)	13	$114,987	$(3,101)	42	$194,881	$(3,484)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises

	As of December 31, 2014
	Less than 12 months			12 months or longer			Total
Description of Securities	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(In thousands)
Collateralized mortgage obligations*	7	$71,189	$(507)	13	$133,563	$(3,042)	20	$204,752	$(3,549)
Mortgage-backed securities*	7	38,133	(139)	6	62,036	(1,387)	13	100,169	(1,526)
Trust Preferred securities	—	—	—	1	3,988	(544)	1	3,988	(544)
Mutual funds	—	—	—	1	13,343	(82)	1	13,343	(82)
	14	$109,322	$(646)	21	$212,930	$(5,055)	35	$322,252	$(5,701)
* Investments in U.S. Government agency and U.S. Government sponsored enterprises
The Company evaluates securities for other-than-temporary-impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair values of the securities have been less than the cost of the securities, and management’s intention to sell, or whether it is more likely than not that management will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, the Company considers, among other considerations, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
The Company has certain collateralized mortgage obligations, mortgage-backed securities and trust preferred securities that were in a continuous unrealized loss position for twelve months or longer as of September 30, 2015. The trust preferred securities at September 30, 2015 had an amortized cost of $4.5 million and an unrealized loss of $692 thousand at September 30, 2015. The trust preferred securities are scheduled to mature in May 2047. These securities were rated investment grade and there were no credit quality concerns with the obligor. The collateralized mortgage obligations and mortgage-backed securities in a continuous loss position for twelve months or longer had an unrealized loss of $1.4 million and $1.0 million, respectively at September 30, 2015. These securities were issued by U.S. Government agency and U.S. Government sponsored enterprises and have high credit ratings of “AA” grade or better. Interest on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored enterprise investments have been paid as agreed, and management believes this will continue in the future and that the securities will be repaid in full as scheduled. The market value declines for these securities were primarily due to movements in interest rates and are not reflective of management’s expectations of the Company’s ability to fully recover these investments, which may be at maturity. For these reasons, no OTTI was recognized on the trust preferred securities and the U.S. Government agency and U.S. Government sponsored collateralized mortgage obligations and mortgage-backed securities that are in an unrealized loss position at September 30, 2015.
The Company considers the losses on the investments in unrealized loss positions at September 30, 2015 to be temporary based on: 1) the likelihood of recovery; 2) the information relative to the extent and duration of the decline in market value; and 3) the Company’s intention not to sell, and management’s determination that it is more likely than not that the Company will not be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.

6.	Loans Receivable and Allowance for Loan Losses
The following is a summary of loans receivable by major category:

	September 30, 2015	December 31, 2014
	(In thousands)
Loan portfolio composition
Real estate loans:
Residential	$35,891	$21,415
Commercial & industrial	4,668,654	4,324,349
Construction	122,736	94,086
Total real estate loans	4,827,281	4,439,850
Commercial business	944,160	903,621
Trade finance	116,458	134,762
Consumer and other	88,092	89,849
Total loans outstanding	5,975,991	5,568,082
Less: deferred loan fees	(3,267)	(2,890)
Loans receivable	5,972,724	5,565,192
Less: allowance for loan losses	(71,110)	(67,758)
Loans receivable, net of allowance for loan losses	$5,901,614	$5,497,434

The loan portfolio is made up of four segments: real estate loans, commercial business, trade finance and consumer and other. These segments are further segregated between loans accounted for under the amortized cost method (“Legacy Loans”) and acquired loans that were originally recorded at fair value with no carryover of the related pre-acquisition allowance for loan losses (“Acquired Loans”). Acquired Loans are further segregated between Acquired Credit Impaired Loans (loans with credit deterioration on the acquisition date and accounted for under ASC 310-30, or “ACILs”) and Acquired Performing Loans (loans that were pass graded on the acquisition date and the fair value adjustment is amortized over the contractual life under ASC 310-20, or “APLs”).

The following table presents changes in the accretable discount on the ACILs for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$21,389	$28,284	$24,051	$47,398
Accretion	(2,978)	(3,790)	(9,211)	(12,854)
Changes in expected cash flows	7,042	2,191	10,613	(7,859)
Balance at end of period	$25,453	$26,685	$25,453	$26,685

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

The following tables detail the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2015
Balance, beginning of period	$36,996	$15,778	$1,760	$1,029	$13,991	$500	$—	$64	$70,118
Provision (credit) for loan losses	2,261	(266)	(86)	(470)	(729)	(110)	—	—	600
Loans charged off	(29)	(802)	(300)	(616)	(11)	(14)	—	(7)	(1,779)
Recoveries of charge offs	383	1,083	—	479	163	58	—	5	2,171
Balance, end of period	$39,611	$15,793	$1,374	$422	$13,414	$434	$—	$62	$71,110
Nine Months Ended September 30, 2015
Balance, beginning of period	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758
Provision (credit) for loan losses	(136)	(1,038)	(794)	50	4,861	152	—	5	3,100
Loans charged off	(272)	(1,701)	(1,288)	(629)	(183)	(271)	—	(11)	(4,355)
Recoveries of charge offs	1,244	2,546	—	574	163	68	—	12	4,607
Balance, end of period	$39,611	$15,793	$1,374	$422	$13,414	$434	$—	$62	$71,110

	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Three Months Ended September 30, 2014
Balance, beginning of period	$39,058	$14,659	$4,568	$591	$7,289	$639	$—	$66	$66,870
Provision (credit) for loan losses	3,553	191	793	(112)	53	(214)	—	(8)	4,256
Loans charged off	(1,265)	(1,580)	(710)	(1)	10	(120)	—	—	(3,666)
Recoveries of charge offs	24	287	—	10	131	320	—	—	772
Balance, end of period	$41,370	$13,557	$4,651	$488	$7,483	$625	$—	$58	$68,232
Nine Months Ended September 30, 2014
Balance, beginning of period	$40,068	$16,796	$2,653	$461	$6,482	$796	$—	$64	$67,320
Provision (credit) for loan losses	3,206	2,402	2,765	(174)	1,126	884	—	69	10,278
Loans charged off	(2,078)	(7,099)	(767)	(20)	(273)	(1,385)	—	(78)	(11,700)
Recoveries of charge offs	174	1,458	—	221	148	330	—	3	2,334
Balance, end of period	$41,370	$13,557	$4,651	$488	$7,483	$625	$—	$58	$68,232

The following tables disaggregate the allowance for loan losses and the loans outstanding by impairment methodology at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,917	$4,304	$—	$—	$227	$322	$—	$—	$7,770
Collectively evaluated for impairment	36,694	11,489	1,374	422	695	112	—	62	50,848
ACILs	—	—	—	—	12,492	—	—	—	12,492
Total	$39,611	$15,793	$1,374	$422	$13,414	$434	$—	$62	$71,110

Loans outstanding:
Individually evaluated for impairment	$56,666	$37,830	$4,465	$688	$17,727	$1,473	$—	$670	$119,519
Collectively evaluated for impairment	4,405,250	855,396	111,994	44,291	272,082	26,529	—	21,903	5,737,445
ACILs	—	—	—	—	75,557	22,931	—	20,539	119,027
Total	$4,461,916	$893,226	$116,459	$44,979	$365,366	$50,933	$—	$43,112	$5,975,991

	December 31, 2014
	Legacy				Acquired				Total
	Real Estate	Commercial Business	Trade Finance	Consumer and Other	Real Estate	Commercial Business	Trade Finance	Consumer and Other
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$1,940	$6,929	$1,312	$—	$434	$307	$—	$—	$10,922
Collectively evaluated for impairment	36,835	9,057	2,144	427	792	178	—	56	49,489
ACILs	—	—	—	—	7,347	—	—	—	7,347
Total	$38,775	$15,986	$3,456	$427	$8,573	$485	$—	$56	$67,758

Loans outstanding:
Individually evaluated for impairment	$57,506	$40,829	$5,936	$465	$20,035	$1,778	$—	$596	$127,145
Collectively evaluated for impairment	3,864,289	784,407	128,826	37,312	397,147	43,460	—	25,859	5,281,300
ACILs	—	—	—	—	100,873	33,147	—	25,617	159,637
Total	$3,921,795	$825,236	$134,762	$37,777	$518,055	$78,385	$—	$52,072	$5,568,082

As of September 30, 2015 and December 31, 2014, the liability for unfunded commitments was $1.6 million and $1.6 million, respectively. For the three months ended September 30, 2015 and 2014, the recognized credit or provision for credit losses related to unfunded commitments was $220 thousand and $100 thousand, respectively. For the nine months ended September 30, 2015 and 2014, the recognized provision for credit losses related to unfunded commitments was $74 thousand and $688 thousand, respectively.

The recorded investment in individually impaired loans was as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
With allocated allowance
Without charge off	$66,055	$67,352
With charge off	216	6,582
With no allocated allowance
Without charge off	50,082	46,885
With charge off	3,166	6,326
Allowance on impaired loans	(7,770)	(10,922)
Impaired loans, net of allowance	$111,749	$116,223

The following tables detail impaired loans (Legacy and APLs that became impaired subsequent to being acquired) as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 and as of December 31, 2014 and for the year ended December 31, 2014. Loans with no related allowance for loan losses are believed by management to have adequate collateral securing their carrying value.

	As of September 30, 2015			For the Nine Months Ended September 30, 2015		For the Three Months Ended September 30, 2015
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,837	1,945	262	3,767	42	3,128	14
Hotel & motel	11,463	11,482	528	11,966	378	11,440	126
Gas station & car wash	1,703	3,128	28	1,535	44	1,711	15
Mixed use	481	497	9	481	—	481	—
Industrial & warehouse	4,402	4,402	9	4,467	127	4,418	42
Other	11,856	12,102	2,308	9,581	409	10,317	137
Real estate—construction	—	—	—	—	—	—	—
Commercial business	30,064	30,413	4,626	31,856	925	29,856	304
Trade finance	4,465	4,465	—	4,625	159	4,741	51
Consumer and other	—	—	—	157	—	307	—
	$66,271	$68,434	$7,770	$68,435	$2,084	$66,399	$689
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,810	13,690	—	10,648	348	10,503	117
Hotel & motel	6,319	8,494	—	6,171	30	6,421	10
Gas station & car wash	4,500	5,977	—	3,668	50	4,091	17
Mixed use	2,425	2,783	—	2,373	28	2,953	9
Industrial & warehouse	8,865	12,483	—	10,491	235	9,064	79
Other	7,336	9,238	—	8,382	133	8,143	45
Real estate—construction	1,397	1,482	—	1,099	—	698	—
Commercial business	9,239	11,429	—	8,387	186	8,817	59
Trade finance	—	—	—	1,232	—	827	—
Consumer and other	1,357	1,443	—	1,138	20	1,191	7
	$53,248	$67,019	$—	$53,589	$1,030	$52,708	$343
Total	$119,519	$135,453	$7,770	$122,024	$3,114	$119,107	$1,032

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2014		For the Three Months Ended September 30, 2014
Total Impaired Loans	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	5,280	116	4,735	37
Hotel & motel	11,716	400	11,601	134
Gas station & car wash	2,574	45	2,037	15
Mixed use	908	—	884	—
Industrial & warehouse	8,608	219	7,029	73
Other	9,691	353	9,246	118
Real estate—construction	—	—	—	—
Commercial business	31,672	1,138	32,076	368
Trade finance	7,295	—	9,100	—
Consumer and other	143	2	18	—
	$77,887	$2,273	$76,726	$745
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	7,650	277	9,167	93
Hotel & motel	6,821	—	7,141	—
Gas station & car wash	4,500	33	4,251	11
Mixed use	1,372	30	1,672	10
Industrial & warehouse	8,045	248	9,466	73
Other	4,627	24	6,411	8
Real estate—construction	1,599	—	1,582	—
Commercial business	9,110	204	9,366	65
Trade finance	434	—	380	—
Consumer and other	1,195	21	1,267	7
	$45,353	$837	$50,703	$267
Total	$123,240	$3,110	$127,429	$1,012

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of September 30, 2015			For the Nine Months Ended September 30, 2015		For the Three Months Ended September 30, 2015
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,171	1,173	219	2,001	42	1,875	14
Hotel & motel	—	—	—	—	—	—	—
Gas station & car wash	1,018	1,064	—	1,303	44	1,368	15
Mixed use	352	348	2	352	—	352	—
Industrial & warehouse	—	—	—	90	—	—	—
Other	310	310	5	920	12	799	4
Real estate—construction	—		—	—		—
Commercial business	627	770	322	697	12	682	4
Trade finance	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
	$3,478	$3,665	$548	$5,363	$110	$5,076	$37
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,749	2,856	—	2,215	79	2,060	26
Hotel & motel	5,593	7,735	—	5,608	15	5,661	5
Gas station & car wash	1,024	1,308	—	516	18	512	6
Mixed use	277	443	—	195	—	278	—
Industrial & warehouse	1,160	1,315	—	1,311	7	1,142	2
Other	4,073	5,254	—	4,234	47	3,977	16
Real estate—construction	—		—	—	—	—	—
Commercial business	846	1,550	—	948	45	875	12
Trade finance	—		—	—	—	—	—
Consumer and other	670	752	—	622	5	621	2
	$16,392	$21,213	$—	$15,649	$216	$15,126	$69
Total	$19,870	$24,878	$548	$21,012	$326	$20,202	$106

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	For the Nine Months Ended September 30, 2014		For the Three Months Ended September 30, 2014
Impaired APLs	Average Recorded Investment*	Interest Income Recognized during Impairment	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	634	71	1,020	24
Hotel & motel	—	—	—	—
Gas station & car wash	1,788	45	1,791	15
Mixed use	177	—	353	—
Industrial & warehouse	1,282	—	—	—
Other	977	7	568	2
Real estate—construction	—	—	—	—
Commercial business	1,170	10	873	3
Trade finance	—	—	—	—
Consumer and other	—	—	—	—
	$6,028	$133	$4,605	$44
With no related allowance:
Real estate—residential	$—	$—	$—	$—
Real estate—commercial
Retail	1,546	22	1,554	7
Hotel & motel	6,185	—	5,961	—
Gas station & car wash	774	—	472	—
Mixed use	344	—	455	—
Industrial & warehouse	2,907	29	1,601	10
Other	3,745	24	5,311	8
Real estate—construction	—	—	—	—
Commercial business	1,399	5	1,582	2
Trade finance	—	—	—	—
Consumer and other	816	6	773	2
	$17,716	$86	$17,709	$29
Total	$23,744	$219	$22,314	$73

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2014			For the Year Ended December 31, 2014
Total Impaired Loans	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	4,902	5,288	390	5,205	127
Hotel & motel	13,401	14,548	469	12,053	532
Gas station & car wash	1,904	3,507	379	2,440	60
Mixed use	482	497	13	823	—
Industrial & warehouse	2,111	2,126	13	7,309	119
Other	9,781	10,389	1,110	9,709	355
Real estate—construction	—	—	—	—	—
Commercial business	37,300	38,730	7,236	32,798	1,502
Trade finance	4,053	11,310	1,312	6,647	—
Consumer and other	—	—	—	114	—
	$73,934	$86,395	$10,922	$77,098	$2,695
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	11,708	13,492	—	8,462	358
Hotel & motel	5,992	8,728	—	6,655	—
Gas station & car wash	2,693	4,065	—	4,139	44
Mixed use	1,589	1,697	—	1,415	39
Industrial & warehouse	14,374	17,940	—	9,311	494
Other	7,083	9,886	—	5,118	93
Real estate—construction	1,521	1,545	—	1,583	—
Commercial business	5,307	6,880	—	8,349	50
Trade finance	1,883	5,000	—	724	—
Consumer and other	1,061	1,118	—	1,168	28
	$53,211	$70,351	$—	$46,924	$1,106
Total	$127,145	$156,746	$10,922	$124,022	$3,801

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

	As of December 31, 2014			For the Year Ended December 31, 2014
Impaired APLs	Recorded Investment*	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment*	Interest Income Recognized during Impairment
	(In thousands)
With related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,653	1,638	36	838	97
Hotel & motel	—	—	—	—	—
Gas station & car wash	1,762	1,953	379	1,783	60
Mixed use	352	348	2	212	—
Industrial & warehouse	—	—	—	1,026	—
Other	1,763	2,016	17	1,134	5
Real estate—construction	—	—	—	—	—
Commercial business	769	928	307	1,090	15
Trade finance	—	—	—	—	—
Consumer and other	—	—	—	—	—
	$6,299	$6,883	$741	$6,083	$177
With no related allowance:
Real estate—residential	$—	$—	$—	$—	$—
Real estate—commercial
Retail	3,158	3,376	—	1,869	27
Hotel & motel	5,591	7,493	—	6,067	—
Gas station & car wash	9	297	—	621	—
Mixed use	—	—	—	275	—
Industrial & warehouse	1,737	1,954	—	2,673	39
Other	4,009	5,174	—	3,798	41
Real estate—construction	—	—	—	—	—
Commercial business	1,009	1,758	—	1,321	4
Trade finance	—	—	—	—	—
Consumer and other	596	652	—	772	8
	$16,109	$20,704	$—	$17,396	$119
Total	$22,408	$27,587	$741	$23,479	$296

*	Unpaid contractual principal balance less charge offs, interest applied to principal and purchase discounts.

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

The following tables present the aging of past due loans as of September 30, 2015 and December 31, 2014 by class of loans:

	As of September 30, 2015
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,716	—	—	1,716	2,691	4,407
Hotel & motel	—	—	—	—	923	923
Gas station & car wash	640	—	—	640	3,456	4,096
Mixed use	—	—	—	—	1,502	1,502
Industrial & warehouse	111	—	—	111	855	966
Other	—	—	—	—	957	957
Real estate—construction	—	—	—	—	1,397	1,397
Commercial business	1,054	44	—	1,098	7,424	8,522
Trade finance	815	2,824	—	3,639	—	3,639
Consumer and other	44	6	—	50	250	300
Subtotal	$4,380	$2,874	$—	$7,254	$19,455	$26,709
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	2,335	—	—	2,335	1,325	3,660
Hotel & motel	—	—	—	—	5,211	5,211
Gas station & car wash	—	—	—	—	679	679
Mixed use	—	—	—	—	629	629
Industrial & warehouse	—	—	—	—	1,022	1,022
Other	—	—	—	—	2,714	2,714
Real estate—construction	—	—	—	—	—	—
Commercial business	44	120	—	164	571	735
Trade finance	—	—	—	—	—	—
Consumer and other	3	27	—	30	840	870
Subtotal	$2,382	$147	$—	$2,529	$12,991	$15,520
TOTAL	$6,762	$3,021	$—	$9,783	$32,446	$42,229

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $19.9 million.

	As of December 31, 2014
	Past Due and Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total	Nonaccrual Loans (2)	Total Delinquent Loans
	(In Thousands)
Legacy Loans:
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	201	351	—	552	4,586	5,138
Hotel & motel	299	—	—	299	2,336	2,635
Gas station & car wash	—	—	—	—	2,105	2,105
Mixed use	437	—	—	437	930	1,367
Industrial & warehouse	—	208	—	208	2,335	2,543
Other	455	524	—	979	2,150	3,129
Real estate—construction	—	—	—	—	1,521	1,521
Commercial business	655	729	—	1,384	9,640	11,024
Trade finance	—	—	—	—	3,194	3,194
Consumer and other	36	—	—	36	18	54
Subtotal	$2,083	$1,812	$—	$3,895	$28,815	$32,710
Acquired Loans: (1)
Real estate—residential	$—	$—	$—	$—	$—	$—
Real estate—commercial
Retail	1,402	—	—	1,402	2,792	4,194
Hotel & motel	—	—	—	—	5,591	5,591
Gas station & car wash	—	—	—	—	736	736
Mixed use	345	—	—	345	352	697
Industrial & warehouse	—	—	361	361	1,185	1,546
Other	—	—	—	—	4,370	4,370
Real estate—construction	—	—	—	—	—	—
Commercial business	36	347	—	383	1,468	1,851
Trade finance	—	—	—	—	—	—
Consumer and other	23	90	—	113	1,044	1,157
Subtotal	$1,806	$437	$361	$2,604	$17,538	$20,142
TOTAL	$3,889	$2,249	$361	$6,499	$46,353	$52,852

(1)	The Acquired Loans exclude ACILs.

(2)	Nonaccrual loans exclude guaranteed portion of delinquent SBA loans that are in liquidation totaling $28.9 million.

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
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including, but not limited to, current financial information, historical payment experience, credit documentation, public information, and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans. This analysis is performed at least on a quarterly basis. The definitions for risk ratings are as follows:

•	Pass: Loans that meet a preponderance or more of the Company’s underwriting criteria and evidence an acceptable level of risk.

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

The following tables present the risk rating for Legacy Loans and Acquired Loans as of September 30, 2015 and December 31, 2014 by class of loans:

	As of September 30, 2015
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$35,176	$—	$—	$—	$35,176
Real estate—commercial
Retail	1,040,379	25,952	15,945	—	1,082,276
Hotel & motel	950,696	112	7,035	—	957,843
Gas station & car wash	591,515	6,227	4,801	—	602,543
Mixed use	307,217	782	1,938	—	309,937
Industrial & warehouse	431,731	10,635	11,272	—	453,638
Other	847,861	32,996	16,909	—	897,766
Real estate—construction	121,339	—	1,397	—	122,736
Commercial business	832,549	30,129	30,373	175	893,226
Trade finance	100,163	9,429	6,867	—	116,459
Consumer and other	44,277	5	688	9	44,979
Subtotal	$5,302,903	$116,267	$97,225	$184	$5,516,579
Acquired Loans:
Real estate—residential	$432	$283	$—	$—	$715
Real estate—commercial
Retail	127,156	2,435	16,717	—	146,308
Hotel & motel	36,832	6,087	12,615	—	55,534
Gas station & car wash	23,986	360	6,225	—	30,571
Mixed use	14,467	11,536	2,514	—	28,517
Industrial & warehouse	33,914	1,217	6,843	387	42,361
Other	50,238	370	10,753	—	61,361
Real estate—construction	—	—	—	—	—
Commercial business	32,224	1,232	17,049	428	50,933
Trade finance	—	—	—	—	—
Consumer and other	33,464	1,868	7,058	722	43,112
Subtotal	$352,713	$25,388	$79,774	$1,537	$459,412
Total	$5,655,616	$141,655	$176,999	$1,721	$5,975,991

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Legacy Loans:
Real estate—residential	$20,586	$—	$—	$—	$20,586
Real estate—commercial
Retail	1,015,195	20,177	14,805	—	1,050,177
Hotel & motel	784,586	114	7,746	—	792,446
Gas station & car wash	553,901	—	8,857	—	562,758
Mixed use	288,409	1,147	2,187	—	291,743
Industrial & warehouse	347,805	9,181	12,313	—	369,299
Other	699,644	28,044	13,013	—	740,701
Real estate—construction	92,564	—	1,521	—	94,085
Commercial business	765,280	18,792	41,138	26	825,236
Trade finance	103,844	18,599	12,319	—	134,762
Consumer and other	37,256	38	470	13	37,777
Subtotal	$4,709,070	$96,092	$114,369	$39	$4,919,570
Acquired Loans:
Real estate—residential	$539	$290	$—	$—	$829
Real estate—commercial
Retail	157,485	3,531	25,469	—	186,485
Hotel & motel	69,236	3,889	9,241	—	82,366
Gas station & car wash	27,936	369	8,542	268	37,115
Mixed use	25,843	7,001	3,048	—	35,892
Industrial & warehouse	66,214	667	14,177	—	81,058
Other	76,956	2,076	15,242	36	94,310
Real estate—construction	—	—	—	—	—
Commercial business	48,270	6,331	22,721	1,063	78,385
Trade finance	—	—	—	—	—
Consumer and other	40,136	2,089	9,066	781	52,072
Subtotal	$512,615	$26,243	$107,506	$2,148	$648,512
Total	$5,221,685	$122,335	$221,875	$2,187	$5,568,082

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reclassification to held for sale	(In thousands)
Real estate - Commercial	$—	$2,320	$685	$2,353
Real estate - Construction	—	—	—	—
Commercial Business	—	258	—	258
Consumer	5,108	—	6,196	—
Total	$5,108	$2,578	$6,881	$2,611

The adequacy of the allowance for loan losses is determined by management based upon an evaluation and review of the credit quality of the loan portfolio, consideration of historical loan loss experience, relevant internal and external factors that affect the collection of a loan, and other pertinent factors.
Migration analysis is a formula methodology derived from the Bank’s actual historical net charge off experience for each loan class (type) pool and risk grade. The migration analysis (“Migration Analysis”) is centered on the Bank’s internal credit risk rating system. Management’s internal loan review and external contracted credit review examinations are used to determine and validate loan risk grades. This credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, fair value and volatility of the fair value of collateral; lien position; and the financial strength of any guarantors.
A general loan loss allowance is provided on loans not specifically identified as impaired (“non-impaired loans”). The Bank’s general loan loss allowance has two components: quantitative and qualitative risk factors. The quantitative risk factors are based on a migration analysis methodology described above. The loans are classified by class and risk grade and the historical loss migration is tracked for the various classes. Loss experience is quantified for a specified period and then weighted to place more significance on the most recent loss history. That loss experience is then applied to the stratified portfolio at each quarter end. For ACILs, a general loan loss allowance is provided to the extent that there has been credit deterioration since the date of acquisition.
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
The following table presents loans by portfolio segment and impairment method at September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$72,996	$1,397	$39,303	$4,465	$1,358	$119,519
Specific allowance	$—	$3,144	$—	$4,626	$—	$—	$7,770
Loss coverage ratio	N/A	4.3%	N/A	11.8%	—%	0.0%	6.5%
Non-impaired loans	$35,891	$4,595,658	$121,339	$904,857	$111,993	$86,734	$5,856,472
General allowance	$241	$48,727	$913	$11,600	$1,374	$485	$63,340
Loss coverage ratio	0.7%	1.1%	0.8%	1.3%	1.2%	0.6%	1.1%
Total loans	$35,891	$4,668,654	$122,736	$944,160	$116,458	$88,092	$5,975,991
Total allowance for loan losses	$241	$51,871	$913	$16,226	$1,374	$485	$71,110
Loss coverage ratio	0.7%	1.1%	0.7%	1.7%	1.2%	0.6%	1.2%

	As of December 31, 2014
	Real Estate— Residential	Real Estate— Commercial	Real Estate— Construction	Commercial Business	Trade Finance	Consumer and Other	Total
	(In thousands)
Impaired loans (gross carrying value)	$—	$76,020	$1,521	$42,607	$5,936	$1,061	$127,145
Specific allowance	$—	$2,374	$—	$7,236	$1,312	$—	$10,922
Loss coverage ratio	N/A	3.1%	0.0%	17.0%	22.1%	0.0%	8.6%
Non-impaired loans	$21,415	$4,248,329	$92,565	$861,014	$128,826	$88,788	$5,440,937
General allowance	$146	$44,161	$667	$9,235	$2,144	$483	$56,836
Loss coverage ratio	0.7%	1.0%	0.7%	1.1%	1.7%	0.5%	1.0%
Total loans	$21,415	$4,324,349	$94,086	$903,621	$134,762	$89,849	$5,568,082
Total allowance for loan losses	$146	$46,535	$667	$16,471	$3,456	$483	$67,758
Loss coverage ratio	0.7%	1.1%	0.7%	1.8%	2.6%	0.5%	1.2%

Under certain circumstances, the Company provides borrowers relief through loan modifications. These modifications are either temporary in nature (“temporary modifications”) or are more substantive. At September 30, 2015, total modified loans were $73.9 million, compared to $76.1 million at December 31, 2014. The temporary modifications generally consist of interest only payments for a three to six month period, whereby principal payments are deferred. At the end of the modification period, the remaining principal balance is re-amortized based on the original maturity date. Loans subject to temporary modifications are generally downgraded to Special Mention or Substandard. At the end of the modification period, the loan either 1) returns to the original contractual terms; 2) is further modified and accounted for as a troubled debt restructuring in accordance with ASC 310-10-35; or 3) is disposed of through foreclosure or liquidation.

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed on the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.
A summary of TDRs on accrual and nonaccrual status by type of concession as of September 30, 2015 and December 31, 2014 is presented below:

	As of September 30, 2015
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$11,710	$413	$—	$12,123	$4,054	$2,448	$—	$6,502	$18,625
Maturity / Amortization concession	4,035	17,008	4,015	25,058	1,634	2,934	578	5,146	30,204
Rate concession	12,500	4,593	—	17,093	7,251	513	168	7,932	25,025
Principal forgiveness	—	—	—	—	—	10	—	10	10
	$28,245	$22,014	$4,015	$54,274	$12,939	$5,905	$746	$19,590	$73,864

	As of December 31, 2014
	TDRs on Accrual				TDRs on Nonaccrual				Total
	Real Estate— Commercial	Commercial Business	Other	Total	Real Estate— Commercial	Commercial Business	Other	Total
	(In thousands)
Payment concession	$12,235	$556	$—	$12,791	$3,840	$517	$—	$4,357	$17,148
Maturity / Amortization concession	2,189	20,053	3,387	25,629	1,207	3,158	1,550	5,915	31,544
Rate concession	13,684	5,024	—	18,708	8,473	80	176	8,729	27,437
Principal forgiveness	—	—	—	—	—	15	—	15	15
	$28,108	$25,633	$3,387	$57,128	$13,520	$3,770	$1,726	$19,016	$76,144
TDRs on accrual status are comprised of loans that were accruing at the time of restructuring and for which the Bank anticipates full repayment of both principal and interest under the restructured terms. TDRs that are on nonaccrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments as modified.  Sustained performance includes the periods prior to the modification if the prior performance met or exceeded the modified terms. TDRs on accrual status at September 30, 2015 were comprised of 23 commercial real estate loans totaling $28.2 million, 32 commercial business loans totaling $22.0 million, and 3 other loans totaling $4.0 million. TDRs on accrual status at December 31, 2014 were comprised of 24 commercial real estate loans totaling $28.1 million, 30 commercial business loans totaling $25.6 million and 3 other loans totaling $3.4 million.  The Company expects that the TDRs on accrual status as of September 30, 2015, which were all performing in accordance with their restructured terms, to continue to comply with the restructured terms because of the reduced principal or interest payments on these loans. TDRs that were restructured at market interest rates and had sustained performance as agreed under the modified loan terms may be reclassified as non-TDRs after each year end but are reserved for under ASC 310-10.

The Company has allocated $4.8 million and $5.7 million of specific reserves to TDRs as of September 30, 2015 and December 31, 2014, respectively.
The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre- Modification	Post- Modification	Number of Loans	Pre- Modification	Post- Modification
	(Dollars in thousands)
Legacy Loans:
Real estate—commercial
Retail	2	$696	$687	3	$951	$935
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	1	142	126
Mixed use	2	437	421	2	437	421
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	2	1,762	1,714
Real estate - construction	—	—	—	—	—	—
Commercial business	5	5,104	4,440	12	8,437	7,019
Trade finance	—	—	—	—	—	—
Consumer and other	1	248	241	1	248	241
Subtotal	10	$6,485	$5,789	21	$11,977	$10,456
Acquired Loans:
Real estate—commercial
Retail	—	$—	$—	—	$—	$—
Hotel & motel	—	—	—	—	—	—
Gas station & car wash	—	—	—	—	—	—
Mixed use	—	—	—	1	64	65
Industrial & warehouse	—	—	—	—	—	—
Other	—	—	—	—	—	—
Real estate—construction	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Trade finance	—	—	—	—	—	—
Consumer and other	1	115	108	1	115	108
Subtotal	1	$115	$108	2	$179	$173
Total	11	$6,600	$5,897	23	$12,156	$10,629
The specific reserves for the TDRs that occurred during the three and nine months ended September 30, 2015 totaled $1.2 million and $1.5 million, respectively, and there were $0 and $42 thousand in charge offs for the three and nine months ended September 30, 2015, respectively.

The following table presents loans by class for TDRs that have been modified within the previous twelve months and have subsequently had a payment default during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Balance	Number of Loans	Balance
	(Dollars In thousands)
Legacy Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	1	126	1	126
Industrial & warehouse	—	—	—	—
Other	1	312	1	312
Commercial business	4	2,137	4	2,137
Subtotal	6	$2,575	6	$2,575
Acquired Loans:
Real estate—commercial
Retail	—	$—	—	$—
Gas station & car wash	—	—	—	—
Hotel & motel	—	—	—	—
Mixed Use	1	65	1	65
Industrial & warehouse	—	—	—	—
Other	1	108	1	108
Commercial business	—	—	—	—
Subtotal	2	$173	2	$173
	8	$2,748	8	$2,748
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. As of September 30, 2015, the specific reserves totaled $321 thousand and $321 thousand for the TDRs that had payment defaults during the three and nine months ended September 30, 2015, respectively. The total charge offs for the TDRs that had payment defaults during the three and nine months ended September 30, 2015 were $0.0 million and $0.0 million, respectively.
There were six Legacy Loans that subsequently defaulted during the three and nine months ended September 30, 2015 that were modified as follows: four Commercial Business loans totaling $2.1 million were modified through payment concessions, one Real Estate Commercial loan totaling $126 thousand was modified through payment concession, and one Real Estate Commercial loan totaling $312 thousand was modified through maturity concession.
There were two Acquired Loans that defaulted during the three and nine months ended September 30, 2015 that were modified as follows: one Commercial Business loan totaling $65 thousand was modified through payment concession and one Real Estate Commercial loan totaling $108 thousand was modified through maturity concession.

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
Covered nonperforming assets totaled $1.4 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively. These covered nonperforming assets are subject to the loss sharing agreements with the FDIC. The covered nonperforming assets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Covered loans on nonaccrual status	$1,141	$1,355
Covered OREO	265	96
Total covered nonperforming assets	$1,406	$1,451

Acquired covered loans	$25,240	$32,560
Related Party Loans
In the ordinary course of business, the Company enters into loan transactions with certain of its directors or associates of such directors (“Related Parties”). The loans to Related Parties are on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties. In management’s opinion, these transactions did not involve more than normal credit risk or present other unfavorable features. All loans to Related Parties were current as of September 30, 2015 and December 31, 2014, and the outstanding principal balance as of September 30, 2015 and December 31, 2014 was $3.4 million and $3.7 million, respectively.

7.	Borrowings
The Company maintains a secured credit facility with the FHLB against which the Bank may take advances. The borrowing capacity is limited to the lower of 30% of the Bank’s total assets or the Bank’s collateral capacity, which was $2.28 billion at September 30, 2015 and $2.17 billion at December 31, 2014. The terms of this credit facility require the Company to pledge eligible collateral with the FHLB equal to at least 100% of outstanding advances.
At September 30, 2015 and December 31, 2014, real estate secured loans with a carrying amount of approximately $3.02 billion and $2.89 billion, respectively, were pledged as collateral for borrowings from the FHLB. At September 30, 2015 and December 31, 2014, other than FHLB stock, no securities are pledged as collateral for borrowings from the FHLB.
At September 30, 2015 and December 31, 2014, FHLB advances were $530.7 million and $481.0 million, respectively, had a weighted average interest rate of 1.13% and 1.09%, respectively, and had various maturities through June 2020. At September 30, 2015 and December 31, 2014, $20.7 million and $21.0 million, respectively, of the advances were putable advances with various putable dates and strike prices. The stated rate of FHLB advances as of September 30, 2015 ranged between 0.22% and 2.02%. At September 30, 2015, the Company had a remaining borrowing capacity of $1.75 billion.
At September 30, 2015, the contractual maturities for FHLB advances were as follows:

	Contractual Maturities	Maturity/ Put Date
	(In thousands)
Due within one year	$175,000	$195,689
Due after one year through five years	355,689	335,000
	$530,689	$530,689

In addition, as a member of the FRB system, the Bank may also borrow from the FRB of San Francisco. The maximum amount that the Bank may borrow from the FRB’s discount window is up to 95% of the outstanding principal balance of the qualifying loans and the fair value of the securities that are pledged. At September 30, 2015, the outstanding principal balance of the qualifying loans was $694.7 million, and the collateral value of investment securities was $1.1 million. There were no borrowings outstanding against this line as of September 30, 2015 and December 31, 2014.

8.	Subordinated Debentures
At September 30, 2015, the Company had five wholly owned subsidiary grantor trusts that had issued $46 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of subordinated debentures (the “Debentures”) of BBCN Bancorp. The Debentures are the sole assets of the trusts. The Company’s obligations under the subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. The Company also has a right to defer consecutive payments of interest on the debentures for up to five years.
The following table is a summary of trust preferred securities and Debentures at September 30, 2015:

Issuance Trust	Issuance Date	Trust Preferred Security Amount	Carrying Value of Subordinated Debentures	Rate Type	Current Rate	Maturity Date
		(Dollars in thousands)
Nara Capital Trust III	6/5/2003	$5,000	$5,155	Variable	3.49%	6/15/2033
Nara Statutory Trust IV	12/22/2003	5,000	5,155	Variable	3.14%	1/7/2034
Nara Statutory Trust V	12/17/2003	10,000	10,310	Variable	3.28%	12/17/2033
Nara Statutory Trust VI	3/22/2007	8,000	8,248	Variable	1.99%	6/15/2037
Center Capital Trust I	12/30/2003	18,000	13,416	Variable	3.14%	1/7/2034
TOTAL ISSUANCE		$46,000	$42,284

The Company’s investment in the common trust securities of the issuer trusts of $1.5 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively, is included in Other assets. Although the subordinated debt issued by the trusts are not included as a component of stockholders’ equity in the consolidated balance sheets, the debt is treated as capital for regulatory purposes. The trust preferred security debt issuances are includable in Tier I capital up to a maximum of 25% of capital on an aggregate basis. Any amount that exceeds 25% qualifies as Tier 2 capital.

9.    Derivative Financial Instruments

The Company offers a loan hedging program to certain loan customers.  Through this program, the Company originates a variable rate loan with the customer.  The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a correspondent bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities.  The changes in fair value are recognized in the income statement in other income and fees.

At September 30, 2015, the following interest rate swaps related to our loan hedging program were outstanding:

As of September 30, 2015
Interest rate swaps on loans with loan customers
Notional amount (in thousands)	$90,823
Weighted average remaining term	7.3 years
Received fixed rate (weighted average)	4.43%
Pay variable rate (weighted average)	2.54%
Estimated fair value (in thousands)	$3,482
Back to back interest rate swaps with correspondent banks
Notional amount (in thousands)	$90,823
Weighted average remaining term	7.3 years
Received variable rate (weighted average)	2.54%
Pay fixed rate (weighted average)	4.43%
Estimated fair value (in thousands)	$(3,482)

10.	Intangible Assets
The carrying amount of the Company’s goodwill as of September 30, 2015 and December 31, 2014 was $105.4 million. There was no impairment of goodwill during the three and nine months ended September 30, 2015 and 2014.
Core deposit intangible assets are amortized over their estimated lives, which range from seven to ten years. Amortization expense related to core deposit intangible assets totaled $267 thousand and $324 thousand for the three months ended September 30, 2015 and 2014, respectively. The amortization expense related to core deposit intangible assets totaled $801 thousand and $972 thousand for the nine months ended September 30, 2015 and 2014, respectively. The following table provides information regarding the core deposit intangibles at September 30, 2015:

		As of September 30, 2015
	Amortization period	Gross Carrying Amount	Accumulated Amortization
		(In thousands)
Core deposit—Center Financial Corporation acquisition	7 years	$4,100	$(3,115)
Core deposit—PIB acquisition	7 years	603	(351)
Core deposit—Foster acquisition	10 years	2,763	(914)
Total		$7,466	$(4,380)

Servicing assets are recognized when SBA loans are sold with servicing retained with the income statement effect recorded in Net gains on sales of SBA loans. Servicing assets are initially recorded at fair value based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate. The Company’s servicing costs approximates the industry average servicing costs of 40 basis points. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.
Management periodically evaluates servicing assets for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is determined by stratifying rights into groupings based on loan type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.
The changes in servicing assets for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$10,935	$9,024	$10,341	$8,915
Additions through originations of servicing assets	1,381	1,270	3,570	2,943
Amortization	(811)	(771)	(2,406)	(2,335)
Balance at end of period	$11,505	$9,523	$11,505	$9,523

The Company utilizes the discounted cash flow method to calculate the initial excess servicing assets. The inputs used in determining the fair value of the servicing assets at September 30, 2015 and December 31, 2014 are presented below.

	September 30, 2015	December 31, 2014
	Range	Range
Weighted-average discount rate	4.16% ~ 5.04%	5.44% ~ 5.74%
Constant prepayment rate	7.20% ~ 11.90%	8.80% ~12.40%

11.	Income Taxes
The Company and its subsidiaries are subject to U.S. federal income tax, as well as state income taxes.  The Company had total unrecognized tax benefits of $1.8 million and $1.8 million at September 30, 2015 and December 31, 2014, respectively, that relate primarily to uncertainties in California enterprise zone loan interest deductions.
Management believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $200 thousand in the next twelve months.
The statute of limitations related to the consolidated Federal income tax returns is closed for all tax years up to and including 2009. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state. The Company is currently under examination by the Internal Revenue Service (IRS) for the 2011 tax year and by the California Franchise Tax Board (FTB) for the 2009 and 2010 tax years. While the outcome of the examinations is unknown, the Company expects no material adjustments. The Company recognizes interest and penalties related to income tax matters in income tax expense.  The Company recorded approximately $140 thousand and $96 thousand for accrued interest and penalties at September 30, 2015 and December 31, 2014, respectively.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of September 30, 2015.

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
The fair values of the Company’s Level 3 securities available for sale were measured using an income approach valuation technique. The primary inputs and assumptions used in the fair value measurement were derived from the securities’ underlying collateral, which included discount rates, prepayment speeds, payment delays, and an assessment of the risk of default of the underlying collateral, among other factors. Significant increases or decreases in any of the inputs or assumptions would result in a significant increase or decrease in the fair value measurement.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$409,568	$—	$409,568	$—
GSE mortgage-backed securities	500,904	—	500,904	—
Trust preferred securities	3,850	—	3,850	—
Municipal bonds	45,223	—	44,048	1,175
Mutual funds	17,417	17,417	—	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
GSE collateralized mortgage obligations	$302,774	$—	$302,774	$—
GSE mortgage-backed securities	465,489	—	465,489	—
Trust preferred securities	3,987	—	3,987	—
Municipal bonds	6,930	—	5,752	1,178
Mutual funds	17,343	17,343	—	—

There were no transfers between Level 1, 2 and 3 during the three and nine months ended September 30, 2015 and 2014. There were no gains or losses recognized in earnings during the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, there were $424 thousand and $0 gains in gains recorded in earnings, respectively.
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Beginning Balance, January 1	$1,178	$1,112
Purchases, issuances and settlements	—	—
Amortization	—	—
Total gains or (losses) included in earnings	—	—
Total (losses) or gains included in other comprehensive income	(3)	34
Ending Balance, September 30	$1,175	$1,146

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at the End of the Reporting Period Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$36,220	$—	$36,220	$—
Commercial business	12,148	—	12,148	—
Trade finance	—	—	—	—
Consumer	670	—	670	—
Loans held for sale, net	1,690	—	1,690	—
OREO	11,230	—	11,230	—

		Fair Value Measurements at the End of the Reporting Period Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$43,708	$—	$43,708	$—
Commercial business	4,114	—	4,114	—
Trade Finance	1,883	—	1,883	—
Consumer	596	—	596	—
Loans held for sale, net	2,000	—	2,000	—
OREO	17,985	—	17,985	—

For assets measured at fair value on a non-recurring basis, the total net gains (losses), which include charge offs, recoveries, specific reserves, and gains and losses on sales recognized are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Assets:
Impaired loans at fair value:
Real estate loans	$(263)	$(901)	$182	$1,015
Commercial business	328	(1,921)	3,252	(5,337)
Trade Finance	19	(1,036)	24	(3,232)
Consumer	754	9	(54)	158
Loans held for sale, net	26	(224)	253	(224)
OREO	996	(600)	2,014	(931)

Fair Value of Financial Instruments
Carrying amounts and estimated fair values of financial instruments, not previously presented, at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$278,375	$278,375	Level 1
Other investments	40,650	40,827	Level 2
Loans held for sale	25,103	26,274	Level 2
Loans receivable—net	5,901,614	6,280,234	Level 3
Customers’ liabilities on acceptances	1,294	1,294	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,631,672	$1,631,672	Level 2
Saving and other interest bearing demand deposits	1,977,655	1,977,655	Level 2
Time deposits	2,419,538	2,426,552	Level 2
FHLB advances	530,689	535,921	Level 2
Subordinated debentures	42,284	44,036	Level 2
Bank’s liabilities on acceptances outstanding	1,294	1,294	Level 2
	December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Measurement Using
	(In thousands)
Financial Assets:
Cash and cash equivalents	$462,160	$462,160	Level 1
Loans held for sale	28,311	29,626	Level 2
Loans receivable—net	5,497,434	5,826,924	Level 3
Customers’ liabilities on acceptances	1,889	1,889	Level 2
Financial Liabilities:
Noninterest bearing deposits	$1,543,018	$1,543,018	Level 2
Saving and other interest bearing demand deposits	1,862,060	1,862,060	Level 2
Time deposits	2,288,374	2,292,831	Level 2
FHLB advances	480,975	481,290	Level 2
Subordinated debentures	42,158	43,987	Level 2
Bank’s liabilities on acceptances outstanding	1,889	1,889	Level 2

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
In June 2012, the Company redeemed all of the Fixed Rate Cumulative Perpetual Preferred Stock issued under the U.S. Treasury Department’s TARP Capital Purchase Program.
The Company assumed certain warrants (related to the TARP Capital Purchase Plan) to purchase shares of the Company’s common stock. On May 20, 2015, the U.S. Treasury Department completed an auction to sell certain of its warrant positions, and the Company submitted the winning bid to repurchase an outstanding warrant to purchase 350,767 shares of the Company’s common stock. The Company repurchased this warrant for $1.2 million. As of September 30, 2015, the U.S. Treasury Department held one remaining warrant for the purchase of 19,151 shares of the Company’s common stock.
The Company’s Board of Directors declared quarterly dividends of $0.11 per common share for the third quarter of 2015 and $0.10 per common share for the third quarter of 2014.
The following table presents the components of accumulated other comprehensive (loss) income, net at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Net unrealized gain on securities available for sale	$3,942	$1,631
Net unrealized gain on interest-only strips	65	74
Total accumulated other comprehensive income, net	$4,007	$1,705

14.	Regulatory Matters

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

Management believes that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements. As of September 30, 2015, the ratios for the Company and the Bank are sufficient to meet the fully phased-in conservation buffer.
As of September 30, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015
Common equity tier 1 capital (to risk weighted assets):
Company	$819,545	12.34%	$298,875	4.50%	N/A	N/A
Bank	$851,160	12.83%	$298,641	4.50%	$431,371	6.50%
Total capital (to risk-weighted assets):
Company	$933,161	14.05%	$531,333	8.00%	N/A	N/A
Bank	$923,917	13.92%	$530,918	8.00%	$663,647	10.00%
Tier I capital (to risk-weighted assets):
Company	$860,404	12.95%	$398,500	6.00%	N/A	N/A
Bank	$851,160	12.83%	$398,188	6.00%	$530,918	8.00%
Tier I capital (to average assets):
Company	$860,404	11.76%	$292,773	4.00%	N/A	N/A
Bank	$851,160	11.63%	$292,648	4.00%	$365,810	5.00%
	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets):
Company	$881,794	14.80%	$476,490	8.00%	N/A	N/A
Bank	$869,343	14.61%	$476,101	8.00%	$595,126	10.00%
Tier I capital (to risk-weighted assets):
Company	$812,464	13.64%	$238,245	4.00%	N/A	N/A
Bank	$800,013	13.44%	$238,050	4.00%	$357,076	6.00%
Tier I capital (to average assets):
Company	$812,464	11.62%	$279,709	4.00%	N/A	N/A
Bank	$800,013	11.45%	$279,585	4.00%	$349,481	5.00%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited consolidated financial statements and notes set forth elsewhere in this report.

GENERAL
Selected Financial Data
The following tables set forth a performance overview concerning the periods indicated and should be read in conjunction with the unaudited consolidated financial statements and the following Results of Operations and Financial Condition sections in the MD&A.

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$79,059	$77,084	$230,688	$226,890
Interest expense	10,298	9,177	29,413	26,527
Net interest income	68,761	67,907	201,275	200,363
Provision for loan losses	600	4,256	3,100	10,278
Net interest income after provision for loan losses	68,161	63,651	198,175	190,085
Noninterest income	13,227	11,369	35,000	32,957
Noninterest expense	38,799	39,420	116,732	113,434
Income before income tax provision	42,589	35,600	116,443	109,608
Income tax provision	17,497	14,180	47,053	43,680
Net income	$25,092	$21,420	$69,390	$65,928
Per Share Data:
Earnings per common share - basic	$0.32	$0.27	$0.87	$0.83
Earnings per common share - diluted	$0.32	$0.27	$0.87	$0.83
Book value per common share (period end, excluding warrants) (8)	$11.68	$10.87	$11.68	$10.87
Cash dividends declared per common share	$0.11	$0.10	$0.32	$0.25
Tangible book value per common share (period end, excluding warrants) (8) (10)	$10.32	$9.49	$10.32	$9.49
Number of common shares outstanding (period end)	79,553,460	79,497,331	79,553,460	79,497,331
Weighted average shares - basic	79,552,873	79,493,917	79,545,681	79,486,958
Weighted average shares - diluted	79,584,536	79,601,075	79,606,224	79,617,317
Tangible common equity to tangible assets (8)	10.99%	11.07%	10.99%	11.07%
Statement of Financial Condition Data - at Period End:
Assets	$7,583,002	$6,927,806	$7,583,002	$6,927,806
Securities available for sale	976,962	710,625	976,962	710,625
Loans receivable	5,972,724	5,432,844	5,972,724	5,432,844
Deposits	6,028,865	5,509,754	6,028,865	5,509,754
FHLB advances	530,689	467,071	530,689	467,071
Subordinated debentures	42,284	42,117	42,284	42,117
Stockholders’ equity	929,569	864,648	929,569	864,648

	At or for the Three Months Ended September 30,		At or for the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Average Balance Sheet Data:
Assets	$7,424,598	$6,867,468	$7,284,661	$6,739,534
Securities available for sale	881,054	734,282	828,088	718,291
Loans receivable and loans held for sale	5,918,005	5,434,815	5,760,376	5,303,478
Deposits	5,877,631	5,457,836	5,789,712	5,366,717
Stockholders’ equity	915,702	859,606	904,166	840,743
Selected Performance Ratios:
Return on average assets (1)	1.35%	1.25%	1.27%	1.30%
Return on average stockholders’ equity (1)	10.96%	9.97%	10.23%	10.46%
Average stockholders’ equity to average assets	12.33%	12.52%	12.41%	12.47%
Return on average tangible equity (1) (9)	12.44%	11.43%	11.63%	12.03%
Dividend payout ratio (dividends per share / earnings per share)	34.38%	37.04%	36.78%	30.12%
Efficiency ratio (2)	47.32%	49.73%	49.41%	48.62%
Net interest spread	3.60%	3.89%	3.62%	3.96%
Net interest margin (3)	3.87%	4.15%	3.88%	4.21%
Regulatory Capital Ratios (4)
Leverage capital ratio (5)	11.76%	11.80%	11.76%	11.80%
Tier 1 risk-based capital ratio	12.95%	13.72%	12.95%	13.72%
Total risk-based capital ratio	14.05%	14.93%	14.05%	14.93%
Common equity tier 1 capital ratio (11)	12.34%	13.02%	12.34%	13.02%
Asset Quality Ratios:
Allowance for loan losses to loans receivable	1.19%	1.26%	1.19%	1.26%
Allowance for loan losses to nonaccrual loans	219.16%	172.46%	219.16%	172.46%
Allowance for loan losses to nonperforming loans(6)	82.00%	71.35%	82.00%	71.35%
Allowance for loan losses to nonperforming assets(7)	65.80%	57.44%	65.80%	57.44%
Nonaccrual loans to loans receivable	0.54%	0.73%	0.54%	0.73%
Nonperforming loans to loans receivable (6)	1.45%	1.76%	1.45%	1.76%
Nonperforming assets to loans receivable and OREO (7)	1.80%	2.18%	1.80%	2.18%
Nonperforming assets to total assets (7)	1.43%	1.71%	1.43%	1.71%

(1)	Annualized.

(2)	Efficiency ratio is defined as noninterest expense divided by the sum of net interest income before provision for loan losses and noninterest income.

(3)	Net interest margin is calculated by dividing annualized net interest income by average total interest earning assets.

(4)
The ratios generally required to meet the definition of a “well-capitalized” institution under certain banking regulations are 5% leverage capital, 8% tier I risk-based capital, 10% total risk-based capital, and 6.5% common equity tier 1 capital.

(5)	Calculations are based on average quarterly asset balances.

(6)	Nonperforming loans include nonaccrual loans, Legacy Loans and APLs past due 90 days or more and still accruing interest, and accruing restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and OREO.

(8)	Excludes TARP preferred stock related stock warrants of $0 and $378 thousand at September 30, 2015 and 2014, respectively.

(9)
Average tangible equity is calculated by subtracting average goodwill and average core deposit intangibles assets from average stockholders’ equity. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$25,092	$21,420	$69,390	$65,928

Average stockholders’ equity	$915,702	$859,606	$904,166	$840,743
Less: Average goodwill and core deposit intangible assets, net	(108,648)	(109,815)	(108,910)	(110,136)
Average tangible equity	$807,054	$749,791	$795,256	$730,607

Net income (annualized) to average tangible equity	12.44%	11.43%	11.63%	12.03%

(10)
Tangible book value per common share is calculated by subtracting goodwill and core deposit intangible assets from total stockholders’ equity and dividing the difference by the number of shares of common stock outstanding. This is a non-GAAP measure that we believe provides investors with information that is useful in understanding our financial performance and position.

	September 30, 2015	September 30, 2014
	(In thousands, except per share data)
Total stockholders’ equity	$929,569	$864,648
Less: Common stock warrant	—	(378)
Goodwill and core deposit intangible assets, net	(108,487)	(109,612)
Tangible common equity	$821,082	$754,658

Common shares outstanding	79,553,460	79,497,331

Tangible book value per common share	$10.32	$9.49

(11)
The Common equity tier 1 capital ratio is calculated by dividing Tier 1 capital less non-common elements, including perpetual preferred stock and related surplus, minority interest in subsidiaries, trust preferred securities and mandatory convertible preferred securities by total risk-weighted assets less the disallowed allowance for loan losses.

	September 30, 2015	September 30, 2014
	(Dollars in thousands)
Tier 1 capital	$860,404	$797,112
Less: Trust preferred securities less unamortized acquisition discount	(40,859)	(40,692)
Common equity tier 1 capital	$819,545	$756,420

Total risk weighted assets less disallowed allowance for loan losses	$6,641,660	$5,807,854

Common equity tier 1 capital ratio	12.34%	13.02%

Results of Operations
Overview
Total assets increased $442.7 million from $7.14 billion at December 31, 2014 to $7.58 billion at September 30, 2015. The increase in total assets was primarily due to a $404.2 million increase in loans receivable, net of allowance for loan losses, from $5.50 billion at December 31, 2014 to $5.90 billion at September 30, 2015. The increase in total assets was also related to increases in securities available for sale of $180.4 million to $977.0 million at September 30, 2015 and other investments of $40.7 million. The increase in assets was primarily offset by a $183.8 million decrease in cash and cash equivalents from $462.2 million at December 31, 2014 to $278.4 million at September 30, 2015. The increase in total assets was primarily funded by a $49.7 million increase in FHLB borrowings from $481.0 million at December 31, 2014 to $530.7 million at September 30, 2015. The increase in total assets was also funded by a $335.4 million increase in total deposits to $6.03 billion at September 30, 2015 and net income of $69.4 million for the nine months ended September 30, 2015.
Net income for the third quarter of 2015 was $25.1 million, or $0.32 per diluted common share, compared to $21.4 million, or $0.27 per diluted common share, for the same period of 2014, which was an increase of $3.7 million, or 17.1%. The increase in net income was primarily due to a decrease in the provision for loan losses of $3.7 million, an increase in noninterest income of $1.9 million, and an increase in net interest income of $854 thousand. The increase was primarily offset by an increase in income tax provision of $3.3 million.
Net income for the nine months ended September 30, 2015 was $69.4 million, or $0.87 per diluted common share, compared to $65.9 million, or $0.83 per diluted common share, for the same period of 2014, an increase of $3.5 million, or 5.3%. The increase in net income was primarily due to a decrease in the provision for loan losses of $7.2 million which was primarily offset by an increase in the income tax provision of $3.4 million.
Net income for the three and nine months ended September 30, 2015 and 2014 was impacted by the accretion of discounts and the amortization of premiums relating to past acquisitions. The following table summarizes the accretion and amortization adjustments that are included in net income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Accretion of discounts on acquired performing loans	$2,496	$4,157	$7,194	$11,935
Accretion of discounts on acquired credit impaired loans	1,723	1,863	4,972	6,604
Amortization of premiums on assumed FHLB advances	97	95	286	281
Accretion of discounts on assumed subordinated debt	(43)	(41)	(126)	(171)
Amortization of premiums on assumed time deposits	34	125	158	670
Amortization of core deposit intangible assets	(267)	(324)	(801)	(972)
Total	$4,040	$5,875	$11,683	$18,347

The annualized return on average assets was 1.35% for the third quarter of 2015, compared to 1.25% for the same period of 2014. The annualized return on average stockholders’ equity was 10.96% for the third quarter of 2015, compared to 9.97% for the same period of 2014. The efficiency ratio was 47.32% for the third quarter of 2015, compared to 49.73% for the same period of 2014.
The annualized return on average assets was 1.27% for the nine months ended September 30, 2015, compared to 1.30% for the same period of 2014. The annualized return on average stockholders’ equity was 10.23% for the nine months ended September 30, 2015, compared to 10.46% for the same period of 2014. The efficiency ratio was 49.41% for the nine months ended September 30, 2015, compared to 48.62% for the same period of 2014.

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
Comparison of Three Months Ended September 30, 2015 with the Same Period of 2014
Net interest income before provision for loan losses was $68.8 million for the third quarter of 2015, compared to $67.9 million for the same period of 2014, an increase of $854 thousand, or 1.3%. Interest income and interest expense increased by $2.0 million and $1.1 million, respectively, during the period.
Interest income for the third quarter of 2015 was $79.1 million, an increase of $2.0 million, or 2.6%, compared to $77.1 million for the same period of 2014. An increase of $6.8 million was primarily attributed to the increase in interest earning loans and securities available for sale during the quarter. Interest from other investments increased by $247 thousand, due to higher yielding investments, particularly from investments in certificates of deposits, that the Company began purchasing in 2015. In addition, the FHLB stock quarterly dividend rates increased during the three months ended September 30, 2015, compared to the same period of 2014. The increase in interest income was partially offset by a $5.0 million and a $112 thousand decrease attributable to lower yields on loans and lower yields in our mix of securities available for sale, respectively, during the quarter.
Interest expense for the third quarter of 2015 was $10.3 million, an increase of 6% compared to $9.2 million for the same period of 2014. A $710 thousand increase in interest expense was attributable to increases in average balances during the quarter, primarily in interest bearing demand accounts and time deposits. A $312 thousand increase and a $215 thousand increase was attributable to the increase in rates on time deposits and interest bearing demand accounts, respectively.

Comparison of Nine Months Ended September 30, 2015 with the Same Period of 2014
Net interest income before provision for loan losses increased to $201.3 million for the nine months ended September 30, 2015, compared to $200.4 million for the same period of 2014.
Interest income for the nine months ended September 30, 2015 was $230.7 million, an increase of 1.7% compared to $226.9 million for the same period of 2014. The increase resulted from a $19.6 million increase in interest income due to an increase in average interest earning assets, which was partially offset by a $17.0 million decrease in interest income due to a decrease in the yields on loans receivable and securities available for sale.
Interest expense for the nine months ended September 30, 2015 was $29.4 million, an increase of 10.9% compared to $26.5 million for the same period of 2014. Both the average interest rates and average balances on time deposits increased during the period. Increases in interest expense of $1.3 million and $1.6 million resulted from an increase in average rates and average balances, respectively.
Net Interest Margin

Our reported net interest margin is impacted by the weighted average rates we earn on interest earning assets and pay on interest bearing liabilities and the effect of acquisition accounting adjustments. The net interest margin for the third quarter of 2015 was 3.87%, a decrease of 28 basis points from 4.15% for the same period of 2014. Net interest margin for the nine months ended September 30, 2015 was 3.88%, a decrease of 33 basis points from 4.21% for the same period of 2014.

The change in our reported net interest margin for the three and nine months ended September 30, 2015 and 2014 is summarized in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest margin, excluding the effect of acquisition accounting adjustments	3.60%	3.73%	3.61%	3.75%
Acquisition accounting adjustments(1)	0.27	0.42	0.27	0.46
Reported net interest margin	3.87%	4.15%	3.88%	4.21%
(1) Acquisition accounting adjustments are calculated by subtracting net interest margin, excluding the effect of acquisition accounting adjustments, from reported net interest margin.

As noted in the table above, excluding the effect of the acquisition accounting adjustments, the net interest margin for the third quarter of 2015 decreased 13 basis points to 3.60% from 3.73% for the same period of 2014. Excluding the effect of acquisition accounting adjustments, the net interest margin for the nine months ended September 30, 2015 decreased 14 basis points to 3.61% from 3.75% for the same period of 2014.

The decrease in the net interest margin was due to a decline in the effect of acquisition accounting adjustments and a decline in the weighted average yield on the loan portfolio. The decrease in net interest margin was also caused by an increase in the cost of deposits and a decrease in yields from our investment securities.

The acquisition related adjustments that impact the net interest margin declined by $1.9 million, totaling $4.3 million during the third quarter of 2015, compared to $6.2 million for the same period of 2014. The adjustments declined by $6.8 million when comparing the total adjustments of $12.5 million during the nine months ended September 30, 2015 to a total of $19.3 million in adjustments for the same period in 2014.

The weighted average yield on loans decreased to 4.94% for the third quarter of 2015 from 5.29% for the third quarter of 2014 and decreased to 4.98% for the nine months ended September 30, 2015 from 5.37% for the same period in 2014. The change in the yield was due to continued pricing pressure on loan interest rates as well as declines of 19 basis points and 22 basis points decline in the effects of acquisition accounting adjustments for the three and nine months ended September 30, 2015, respectively, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
The weighted average yield on loans, excluding the effect of acquisition accounting adjustments	4.62%	4.78%	4.65%	4.82%
Acquisition accounting adjustments(1)	0.32	0.51	0.33	0.55
Reported weighted average yield on loans	4.94%	5.29%	4.98%	5.37%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average yield on loans, excluding the effect of acquisition accounting adjustments, from the reported weighted average yield on loans.

Excluding the effect of acquisition accounting adjustments, the weighted average yield on loans for the third quarter of 2015 decreased 16 basis points to 4.62% from 4.78% for the same period of 2014. Excluding the effect of acquisition accounting adjustments, the weighted average yield on loans for the nine months ended September 30, 2015 decreased 17 basis points to 4.65% from 4.82% for the same period of 2014. In addition to the continued pricing pressures, the declining loan yields were caused by a higher mix of lower yielding fixed rate loans, particularly from the acquired loan portfolios, and the high demand for fixed rate loans in the market. At September 30, 2015, fixed rate loans accounted for 52% of the loan portfolio, compared to 51% at September 30, 2014. The weighted average yield on the variable rate and fixed rate loan portfolios (excluding loan discount accretion) at September 30, 2015 was 4.04% and 4.68%, respectively, compared with 4.25% and 4.79% at September 30, 2014.

The weighted average yield on securities available for sale for the third quarter of 2015 was 2.12%, compared to 2.18% for the same period of 2014. The weighted average yield on securities available for sale for the nine months ended September 30, 2015 was 2.11%, compared to 2.26% for the same period of 2014. The decrease was primarily attributable to a decrease in treasury yields resulting in lower interest earned for the newly purchased collateralized mortgage obligations and mortgage-backed securities, compared to the same period in 2014.

The weighted average cost of deposits for the third quarter of 2015 was 0.57%, an increase of 3 basis points from 0.54% for the same period of 2014. The weighted average cost of deposits for the nine months ended September 30, 2015 was 0.56%, an increase of 3 basis points from 0.53% for the same period of 2014. The amortization of the premium on time deposits assumed in the acquisitions positively affected the weighted average cost of deposits, as summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
The weighted average cost of deposits, excluding the effect of acquisition accounting adjustments	0.57%	0.55%	0.56%	0.55%
Acquisition accounting adjustments(1)	0.00	(0.01)	0.00	(0.02)
Reported weighted average cost of deposits	0.57%	0.54%	0.56%	0.53%

Excluding the amortization of premiums on time deposits assumed in acquisitions, the weighted average cost of deposits was 0.57% for the third quarter of 2015, compared to 0.55% for the same period of 2014 and 0.56% for the nine months ended September 30, 2015, compared to 0.55% for the same period of 2014. The increase was due to an increase in retail deposits, primarily money market and time deposits, due to our deposit campaigns and promotions. The average cost of the retail deposits was 0.87% at September 30, 2015, compared to 0.83% at September 30, 2014.

The weighted average cost of FHLB advances for the third quarter of 2015 was 1.13%, a decrease of 5 basis points from 1.18% for the same period of 2014. For the nine months ended September 30, 2015, the weighted average cost of FHLB advances was 1.11%, a decrease of 6 basis points from 1.17% for the same period of 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
The weighted average cost of FHLB advances, excluding the effect of acquisition accounting adjustments	1.20%	1.26%	1.19%	1.26%
Acquisition accounting adjustments(1)	(0.07)	(0.08)	(0.08)	(0.09)
Reported weighted average cost of FHLB advances	1.13%	1.18%	1.11%	1.17%
(1)     Acquisition accounting adjustments are calculated by subtracting the weighted average cost on FHLB advances, excluding the effect of acquisition accounting adjustments, from reported weighted average cost on FHLB advances.

Excluding amortization of premiums on FHLB advances assumed in acquisitions, the weighted average cost of FHLB advances decreased to 1.20% for the third quarter of 2015 from 1.26% for the same period of 2014 and to 1.19% for the nine months ended September 30, 2015 from 1.26% for the same period of 2014. The average cost decreased due to the maturity of five advances totaling $230.0 million that had effective rates ranging from 0.21% to 3.81%, while the effective rates for FHLB advances obtained during the most recent twelve months were no higher than 2.02%.

The following table presents our condensed consolidated average balance sheet information, together with interest rates earned and paid on the various sources and uses of funds for the periods indicated:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,918,005	$73,650	4.94%	$5,434,815	$72,437	5.29%
Securities available for sale(3)	881,054	4,670	2.12%	734,282	3,999	2.18%
FRB and FHLB stock and other investments	261,044	739	1.11%	332,643	648	0.76%
Total interest earning assets	$7,060,103	$79,059	4.44%	$6,501,740	$77,084	4.71%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,695,709	$3,141	0.73%	$1,492,175	$2,558	0.68%
Savings	196,090	419	0.85%	202,785	496	0.97%
Time deposits:
$100,000 or more	1,677,861	3,450	0.82%	1,601,436	3,095	0.77%
Other	677,338	1,380	0.81%	677,474	1,270	0.74%
Total time deposits	2,355,199	4,830	0.81%	2,278,910	4,365	0.76%
Total interest bearing deposits	4,246,998	8,390	0.78%	3,973,870	7,419	0.74%
FHLB advances	532,926	1,514	1.13%	462,434	1,373	1.18%
Other borrowings	40,716	394	3.79%	40,533	385	3.72%
Total interest bearing liabilities	4,820,640	$10,298	0.85%	4,476,837	$9,177	0.81%
Noninterest bearing demand deposits	1,630,633			1,483,966
Total funding liabilities/cost of funds	$6,451,273		0.63%	$5,960,803		0.61%
Net interest income/net interest spread		$68,761	3.60%		$67,907	3.89%
Net interest margin			3.87%			4.15%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			3.87%			4.14%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			3.85%			4.10%
Cost of deposits:
Noninterest bearing demand deposits	$1,630,633	$—		$1,483,966	—
Interest bearing deposits	4,246,998	8,390	0.78%	3,973,870	7,419	0.74%
Total deposits	$5,877,631	$8,390	0.57%	$5,457,836	$7,419	0.54%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income recognized was $0 and $63 thousand for the three months ended September 30, 2015 and 2014, respectively.

(5)	Loan prepayment fee income excluded was $333 thousand and $608 thousand for the three months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate *	Average Balance	Interest Income/ Expense	Average Yield/ Rate *
	(Dollars in thousands)
INTEREST EARNINGS ASSETS:
Loans(1) (2)	$5,760,376	$214,537	4.98%	$5,303,478	$212,818	5.37%
Securities available for sale(3)	828,088	13,105	2.11%	718,291	12,171	2.26%
FRB and FHLB stock and other investments	339,686	3,046	1.18%	339,828	1,881	0.73%
Federal funds sold	—	—	NA	4,469	20	0.60%
Total interest earning assets	$6,928,150	$230,688	4.45%	$6,366,066	$226,890	4.76%
INTEREST BEARING LIABILITIES:
Deposits:
Demand, interest bearing	$1,643,539	$8,779	0.71%	$1,456,348	$7,335	0.67%
Savings	195,072	1,260	0.86%	209,121	1,635	1.05%
Time deposits:
$100,000 or more	1,713,631	10,340	0.81%	1,596,416	8,757	0.73%
Other	637,916	3,736	0.78%	679,114	3,654	0.72%
Total time deposits	2,351,547	14,076	0.80%	2,275,530	12,411	0.73%
Total interest bearing deposits	4,190,158	24,115	0.77%	3,940,999	21,381	0.73%
FHLB advances	498,795	4,138	1.11%	443,346	3,894	1.17%
Other borrowings	40,670	1,160	3.76%	44,431	1,252	3.71%
Total interest bearing liabilities	4,729,623	$29,413	0.83%	4,428,776	$26,527	0.80%
Noninterest bearing demand deposits	1,599,554			1,425,718
Total funding liabilities/cost of funds	$6,329,177		0.62%	$5,854,494		0.61%
Net interest income/net interest spread		$201,275	3.62%		$200,363	3.96%
Net interest margin			3.88%			4.21%
Net interest margin, excluding the effect of nonaccrual loan income (expense)(4)			3.88%			4.20%
Net interest margin, excluding the effect of nonaccrual loan income (expense) and prepayment fee income(4) (5)			3.86%			4.17%
Cost of deposits:
Noninterest bearing demand deposits	$1,599,554	$—		$1,425,718	$—
Interest bearing deposits	4,190,158	24,115	0.77%	3,940,999	21,381	0.73%
Total deposits	$5,789,712	$24,115	0.56%	$5,366,717	$21,381	0.53%

*	Annualized

(1)	Interest income on loans includes loan fees.

(2)	Average balances of loans consist of loans receivable and loans held for sale.

(3)	Interest income and yields are not presented on a tax-equivalent basis.

(4)	Nonaccrual interest income (reversed) recognized was $(45) thousand and $138 thousand for the nine months ended September 30, 2015 and 2014, respectively.

(5)	Loan prepayment fee income excluded was $1.3 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.
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

	Three Months Ended September 30, 2015 over September 30, 2014
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$1,213	$(4,973)	$6,186
Interest on securities	671	(112)	783
Interest on FRB and FHLB stock and other investments	91	247	(156)
Total interest income	$1,975	$(4,838)	$6,813
INTEREST EXPENSE:
Interest on demand, interest bearing	$583	$215	$368
Interest on savings	(77)	(60)	(17)
Interest on time deposits	465	312	153
Interest on FHLB advances	141	(63)	204
Interest on other borrowings	9	7	2
Total interest expense	$1,121	$411	$710
NET INTEREST INCOME	$854	$(5,249)	$6,103

	Nine Months Ended September 30, 2015 over September 30, 2014
	Net Increase (Decrease)
		Change due to
		Rate	Volume
	(In thousands)
INTEREST INCOME:
Interest and fees on loans	$1,719	$(16,147)	$17,866
Interest on securities	934	(845)	1,779
Interest on FRB and FHLB stock and other investments	1,165	1,153	12
Interest on federal funds sold	(20)		(20)
Total interest income	$3,798	$(15,839)	$19,637
INTEREST EXPENSE:
Interest on demand, interest bearing	$1,444	$503	$941
Interest on savings	(375)	(278)	(97)
Interest on time deposits	1,665	1,230	435
Interest on FHLB advances	243	(209)	452
Interest on other borrowings	(91)	18	(109)
Total interest expense	$2,886	$1,264	$1,622
NET INTEREST INCOME	$912	$(17,103)	$18,015

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
The provision for loan losses for the third quarter of 2015 was $600 thousand, a decrease of $3.7 million, or 85.9%, from $4.3 million for the same period last year. The decrease in the provision primarily reflects a decrease in quantitative reserves due to declining historical loss rates. The provision for loan losses for the nine-month ended September 30, 2015 was $3.1 million, a decrease of $7.2 million, or 69.8%, from $10.3 million for the same period last year. The decrease is primarily due to overall reduction in quantitative reserves as a result of decreasing historical loss rates and decreased specific reserves on impaired loans.
See Financial Condition section of this MD&A for additional information and further discussion.

Noninterest Income
Noninterest income is primarily comprised of service fees on deposit accounts, fees received on trade finance letters of credit and net gains on sales of loans.
Noninterest income for the third quarter of 2015 was $13.2 million, compared to $11.4 million for the same quarter of 2014, an increase of $1.9 million, or 16.3%. The increase was primarily due to an increase of $2.0 million in other income and fees, which included a $1.7 million increase in OREO rental income.
Noninterest income for the nine months ended September 30, 2015 was $35.0 million compared to $33.0 million for the same period of 2014, an increase of $2.0 million, or 6.2%. The increase was principally due to a $2.4 million increase in other income and fees. The increase in other income and fees was comprised of increases of $1.5 million in rental income from our OREO properties and a $938 thousand increase in fees received from our customer swap product. Noninterest income also increased due to increases in sales of available for sale securities and SBA loans. The increase was partially offset by decreases in Service fees on deposit accounts of $1.0 million, which was primarily reflects decreasing NSF charges on business and personal accounts.
Noninterest income by category is summarized below:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$3,170	$3,456	$(286)	(8.3)%
International service fees	838	958	(120)	(12.5)%
Loan servicing fees, net	800	798	2	0.3%
Wire transfer fees	1,001	876	125	14.3%
Other income and fees	3,668	1,674	1,994	119.1%
Net gains on sales of SBA loans	3,390	3,578	(188)	(5.3)%
Net gains on sales of other loans	26	—	26	N/A
Net gains on sales of OREO	334	29	305	1,051.7%
Total noninterest income	$13,227	$11,369	$1,858	16.3%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Service fees on deposit accounts	$9,261	$10,288	$(1,027)	(10.0%)
International service fees	2,656	3,074	(418)	(13.6%)
Loan servicing fees, net	2,374	2,376	(2)	(0.1%)
Wire transfer fees	2,635	2,700	(65)	(2.4%)
Other income and fees	7,328	4,941	2,387	48.3%
Net gains on sales of SBA loans	9,553	9,112	441	4.8%
Net gains on sales of other loans	253	—	253	N/A
Net gains on sales of securities available for sale	424	—	424	N/A
Net gains on sales of OREO	516	466	50	10.7%
Total noninterest income	$35,000	$32,957	$2,043	6.2%

Noninterest Expense
Noninterest expense for the third quarter of 2015 was $38.8 million, a decrease of $621 thousand, or 1.6%, from $39.4 million for the same period of 2014. Credit related fees decreased by $2.1 million primarily due to decreases in loan collection fees, valuation expenses for our loans held for sale and OREO, and reserves on certain receivables from the SBA related to guaranteed portions of SBA loans. Other expenses decreased by $604 thousand, primarily reflecting a decrease in payables due to the expiration of certain loss and recovery sharing agreements with the FDIC over our covered loans. The decreases in noninterest expense were offset by an increase of $2.1 million in Salaries and employee benefits, which included increases of $1.7 million in salary expense and $375 thousand in employee benefit expense. This increase also included a $514 thousand increase for temporary personnel during the period. The increases primarily reflect an increase in full-time equivalent employees to 941 at September 30, 2015 from 911 at September 30, 2014.
Noninterest expense for the nine months ended September 30, 2015 was $116.7 million, an increase of $3.3 million, or 2.9%, compared to $113.4 million for the same period of 2014. Salaries and employee benefits expense increased $7.1 million and included an increase in salaries of $5.8 million and related employee benefits of $1.3 million. The increase primarily reflects an increase in full-time equivalent employees to 941 at September 30, 2015 from 911 at September 30, 2014. The increase in employee benefits of $1.3 million was mainly comprised of a $900 thousand increase in group insurance costs and a $365 thousand increase in employer 401(k) contributions. Occupancy expense increased by $383 thousand when compared to the nine months ended September 30, 2014 due to the opening of loan production offices and branch relocations in 2015. The increase in Occupancy expenses were offset by a decrease in lease termination costs. Furniture and equipment expenses increased by $973 thousand during the nine-month period ended September 30, 2015 when compared to the same period in 2014 due to higher depreciation expense caused by an increasing trend in fixed asset additions. These increases were offset by a decrease of $2.4 million in Credit related expenses and $2.8 million in other expenses. Credit related expenses decreased due to a decrease of $1.3 million in loan collection fees and decrease in provision for unused lines of credit. The decrease in other expenses was attributed to decreases in amortization on our core deposit intangible assets, a decrease in director fees, and a decrease in payables due to the expiration of FDIC loss sharing agreements for our covered assets.
The breakdown of changes in noninterest expense by category is shown in the following table:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$21,457	$19,346	$2,111	10.9%
Occupancy	4,941	4,722	219	4.6%
Furniture and equipment	2,329	1,916	413	21.6%
Advertising and marketing	1,309	1,535	(226)	(14.7)%
Data processing and communications	2,192	2,206	(14)	(0.6)%
Professional fees	1,289	1,567	(278)	(17.7)%
FDIC assessment	1,027	1,135	(108)	(9.5)%
Credit related expenses	1,397	3,531	(2,134)	(60.4)%
Other	2,858	3,462	(604)	(17.4)%
Total noninterest expense	$38,799	$39,420	$(621)	(1.6)%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent (%)
	(Dollars in thousands)
Salaries and employee benefits	$63,570	$56,428	$7,142	12.7%
Occupancy	14,443	14,060	383	2.7%
Furniture and equipment	6,915	5,942	973	16.4%
Advertising and marketing	4,184	4,131	53	1.3%
Data processing and communications	7,004	6,626	378	5.7%
Professional fees	3,966	4,195	(229)	(5.5)%
FDIC assessment	3,048	3,238	(190)	(5.9)%
Credit related expenses	5,562	7,969	(2,407)	(30.2)%
Other	8,040	10,845	(2,805)	(25.9)%
Total noninterest expense	$116,732	$113,434	$3,298	2.9%

Provision for Income Taxes
Income tax expense was $17.5 million and $14.2 million for the quarters ended September 30, 2015 and 2014, respectively. The effective income tax rates were 41.1% and 39.8% for the quarters ended September 30, 2015 and 2014, respectively. Income tax expense was $47.1 million and $43.7 million for the nine months ended September 30, 2015 and 2014, respectively. The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 40.4% and 39.9%, respectively.

Financial Condition
At September 30, 2015, our total assets were $7.58 billion, an increase of $442.7 million from $7.14 billion at December 31, 2014. The increase was principally due to a $404.2 million increase in loans receivable, net of allowance for loan losses, a $180.4 million increase in securities available for sale, and a $40.7 million increase in other investments. The increase was offset by a decrease in cash and cash equivalents totaling $183.9 million. The increase in total assets was funded primarily by a $335.4 million increase in deposits and net income of $69.4 million.
Investment Securities Portfolio
As of September 30, 2015, we had $977.0 million in available for sale securities, compared to $796.5 million at December 31, 2014. The net unrealized gain on the available for sale securities at September 30, 2015 was $6.7 million, compared to a net unrealized gain on such securities of $2.6 million at December 31, 2014. During the nine months ended September 30, 2015, $310.6 million in securities were purchased, $108.3 million in mortgage related securities were paid down and $22.5 million in securities were sold. During the same period last year, $82.6 million in securities were purchased, $89.7 in mortgage related securities were paid down and no securities were sold. The weighted average duration (the weighted average of the times of the present values of all the cash flows) of the available for sale securities was 4.36 years and 4.06 years at September 30, 2015 and December 31, 2014, respectively. The weighted average life (the weighted average of the times of the principal repayments) of the available for sale securities was 4.83 years and 4.49 years at September 30, 2015 and December 31, 2014, respectively.
Loan Portfolio
As of September 30, 2015, loans outstanding totaled $5.98 billion, an increase of $407.9 million from $5.57 billion at December 31, 2014. Total loan originations during the three months ended September 30, 2015 were $431.9 million, including SBA loan originations of $54.5 million, of which $46.1 million was included as additions to loans held for sale during the period.
The following table summarizes our loan portfolio by amount and percentage of total loans outstanding in each major loan category at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent (%)	Amount	Percent (%)
		(Dollars in thousands)
Loan portfolio composition
Real estate loans:
Residential	$35,891	1%	$21,415	0%
Commercial & industrial	4,668,654	78%	4,324,349	78%
Construction	122,736	2%	94,086	2%
Total real estate loans	4,827,281	81%	4,439,850	80%
Commercial business	944,160	16%	903,621	16%
Trade finance	116,458	2%	134,762	2%
Consumer and other	88,092	1%	89,849	2%
Total loans outstanding	5,975,991	100%	5,568,082	100%
Less: deferred loan fees	(3,267)		(2,890)
Loans receivable	5,972,724		5,565,192
Less: allowance for loan losses	(71,110)		(67,758)
Loans receivable, net of allowance for loan losses	$5,901,614		$5,497,434

SBA loans are included in commercial business loans and commercial and industrial real estate loans. SBA loans included in commercial business loans were $47.9 million at September 30, 2015 and $52.0 million at December 31, 2014. SBA loans included in commercial and industrial real estate loans were $192.2 million at September 30, 2015 and $188.8 million at December 31, 2014.
We normally do not extend lines of credit or make loan commitments to business customers for periods in excess of one year. We use the same credit policies in making commitments and conditional obligations as we do for providing loan facilities to our customers. We perform annual reviews of such commitments prior to renewal.

The following table shows our loan commitments and letters of credit outstanding at the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Loan commitments	$742,889	$586,714
Standby letters of credit	45,604	41,987
Other commercial letters of credit	32,343	37,439
	$820,836	$666,140

Nonperforming Assets
Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due and on accrual status, accruing restructured loans and OREO, were $108.1 million at September 30, 2015, compared to $125.8 million at December 31, 2014. The ratio of nonperforming assets to loans receivable and OREO was 1.80% and 2.25% at September 30, 2015 and December 31, 2014, respectively.
The following table summarizes the composition of our nonperforming assets as of the dates indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans (1)	$32,446	$46,353
Loans 90 days or more days past due on accrual status	—	361
Accruing restructured loans	54,274	57,128
Total nonperforming loans	86,720	103,842
OREO	21,350	21,938
Total nonperforming assets	$108,070	$125,779
Nonperforming loans to loans receivable	1.45%	1.87%
Nonperforming assets to loans receivable and OREO	1.80%	2.25%
Nonperforming assets to total assets	1.43%	1.76%
Allowance for loan losses to nonperforming loans	82.00%	65.25%
Allowance for loan losses to nonperforming assets	65.80%	53.87%

(1)	Nonaccrual loans exclude the guaranteed portion of delinquent SBA loans that are in liquidation totaling $19.9 million and $28.9 million as of September 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses
The allowance for loan losses was $71.1 million at September 30, 2015, compared to $67.8 million at December 31, 2014. The allowance for loan losses was 1.19% of loans receivable at September 30, 2015 and 1.22% of loans receivable at December 31, 2014. The increase in the allowance for loan losses was driven by an increase in the amount of qualitative reserves. The qualitative reserves increased due to an increase in the volume of loans compared to December 31, 2014. The increase in qualitative reserves were offset by decreases in the quantitative reserves which was caused by decreasing historical losses and decreasing “Substandard” rated loans. In addition, the reserve on our impaired loans decreased to $7.8 million at September 30, 2015 from $10.9 million at December 31, 2014.

The following table reflects our allocation of the allowance for loan and lease losses (“ALLL”) by loan type and the ratio of each loan category to total loans as of the dates indicated:

	Allocation of Allowance for Loan Losses
	September 30, 2015		December 31, 2014
	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL	Amount of Allowance for Loan Losses	Percent of ALLL to Total ALLL
	(Dollars in thousands)
Loan Type
Real estate - residential	$241	0.34%	$146	0.22%
Real estate - commercial	51,871	72.94%	46,535	68.68%
Real estate - construction	913	1.28%	667	0.98%
Commercial business	16,226	22.82%	16,471	24.31%
Trade finance	1,374	1.93%	3,456	5.10%
Consumer and other	485	0.69%	483	0.71%
Total	$71,110	100%	$67,758	100%

For a better understanding of the changes in the ALLL, the loan portfolio has been segmented for disclosures purposes between loans which are accounted for under the amortized cost method (Legacy Loans) and loans acquired from acquisitions (Acquired Loans). Acquired Loans have been further segregated between Acquired Credit Impaired Loans (loans with credit deterioration at the time they were acquired and accounted for under ASC 310-30, or “ACILs”) and performing loans (loans that were pass graded at the time they were acquired, or “APLs”). The activity in the ALLL for the three and nine months ended September 30, 2015 is as follows:

		Acquired Loans(2)
Three Months Ended September 30, 2015	Legacy Loans(1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$55,563	$12,647	$1,908	$70,118
Provision for loan losses	1,439	(155)	(684)	600
Loans charged off	(1,747)	—	(32)	(1,779)
Recoveries of loan charge offs	1,945	—	226	2,171
Balance, end of period	$57,200	$12,492	$1,418	$71,110

		Acquired Loans (2)
Nine Months Ended September 30, 2015	Legacy Loans (1)	ACILs	APLs	Total
	(Dollars in thousands)
Balance, beginning of period	$58,644	$7,347	$1,767	$67,758
Provision for loan losses	(1,918)	5,145	(127)	3,100
Loans charged off	(3,890)	—	(465)	(4,355)
Recoveries of loan charge offs	4,364	—	243	4,607
Balance, end of period	$57,200	$12,492	$1,418	$71,110

Total loans outstanding	$5,516,580	$119,027	$340,384	$5,975,991
Loss coverage ratio	1.04%	10.50%	0.42%	1.19%

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

The following table shows the provisions made for loan losses, the amount of loans charged off and the recoveries on loans previously charged off, together with the balance in the ALLL at the beginning and end of each period, the amount of average and loans receivable outstanding, and certain other ratios as of the dates and for the periods indicated:

	At or for the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
LOANS:
Average loans receivable, including loans held for sale	$5,918,005	$5,434,815
Loans receivable	$5,972,724	$5,432,844
ALLOWANCE:
Balance, beginning of period	$70,118	$66,870
Less loan charge offs:
Commercial & industrial real estate	(40)	(1,255)
Commercial business loans	(816)	(1,700)
Trade finance	(300)	(710)
Consumer and other loans	(623)	(1)
Total loan charge offs	(1,779)	(3,666)
Plus loan recoveries:
Commercial & industrial real estate	546	155
Commercial business loans	1,141	607
Trade Finance	—	—
Consumer and other loans	484	10
Total loans recoveries	2,171	772
Net loan charge offs	392	(2,894)
Provision for loan losses	600	4,256
Balance, end of period	$71,110	$68,232
Net loan (recoveries) charge offs to average loans receivable, including loans held for sale*	(0.03)%	0.21%
Allowance for loan losses to loans receivable at end of period	1.19%	1.26%
Net loan (recoveries) charge offs to beginning allowance *	(2.24)%	17.31%
Net loan (recoveries) charge offs to provision for loan losses	(65.33)%	68.00%
* Annualized

We believe the allowance for loan losses as of September 30, 2015 is adequate to absorb probable incurred losses in the loan portfolio. However, no assurance can be given that actual losses will not exceed the estimated amounts.
Deposits and Other Borrowings
Deposits. Deposits are our primary source of funds used in our lending and investment activities. At September 30, 2015, deposits increased $335.4 million, or 5.9%, to $6.03 billion from $5.69 billion at December 31, 2014. The net increase in deposits primarily reflects increases in retail deposits due to the impact of recent deposit campaigns and promotions. In addition, wholesale deposits were increased to help fund loan growth. Interest bearing demand deposits, including money market and Super Now accounts and time deposits, totaled $4.40 billion at September 30, 2015 and $4.15 billion at December 31, 2014.
At September 30, 2015, 27% of total deposits were noninterest bearing demand deposits, 40% were time deposits and 33% were interest bearing demand and savings deposits. At December 31, 2014, 27% of total deposits were noninterest bearing demand deposits, 40% were time deposits, and 33% were interest bearing demand and savings deposits.
At September 30, 2015, we had $384.7 million in brokered deposits and $300.0 million in California State Treasurer deposits, compared to $206.3 million and $300.0 million of such deposits at December 31, 2014, respectively. The California State Treasurer deposits had three-month maturities with a weighted average interest rate of 0.08% at September 30, 2015 and were collateralized with securities with a carrying value of $348.0 million.

The following is a schedule of certificates of deposit maturities as of September 30, 2015:

	Balance	Percent (%)
	(Dollars in thousands)
Three months or less	$716,822	29.63%
Over three months through six months	384,181	15.88%
Over six months through nine months	439,921	18.18%
Over nine months through twelve months	610,444	25.23%
Over twelve months	268,170	11.08%
Total time deposits	$2,419,538	100.00%

Other Borrowings. Advances may be obtained from the FHLB as an alternative source of funds. FHLB advances are typically secured by a pledge of commercial real estate loans and/or securities with a market value at least equal to the outstanding advances plus our investment in FHLB stock.
At September 30, 2015, we had $530.7 million of FHLB advances with average remaining maturities of 2.1 years, compared to $481.0 million with average remaining maturities of 2.6 years at December 31, 2014. The weighted average rate was 1.13% and 1.09% at September 30, 2015 and December 31, 2014, respectively.
Subordinated debentures totaled $42.3 million at September 30, 2015 and $42.2 million at December 31, 2014. The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the related indentures for the securities. The Trusts used the net proceeds from their respective offerings to purchase a like amount of subordinated debentures (the “Debentures”) issued by us. The Debentures are the sole assets of the trusts. Our obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by us of the obligations of the trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. We have the right to redeem the Debentures in whole (but not in part) on or after specific dates, at redemption prices specified in the indentures plus any accrued but unpaid interest to the redemption date.
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
Total stockholders’ equity was $929.6 million at September 30, 2015, compared to $882.8 million at December 31, 2014.
The federal banking agencies require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 6%. In addition to the risk-based guidelines, federal banking agencies require banking organizations to maintain a minimum amount of Tier I capital to average total assets, referred to as the leverage ratio, of 4%. Beginning January 1, 2015, agencies required a minimum Common Equity Tier 1 capital to risk weighted assets ratio of 4.5%. Capital requirements apply to the Company and the Bank separately. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.
At September 30, 2015, our Common Equity Tier 1 capital was $819.5 million. Our Tier I capital, defined as stockholders’ equity less intangible assets, was $860.4 million, compared to $812.5 million at December 31, 2014, representing an increase of $47.9 million, or 5.9%. The increase was primarily due to an increase of $69.4 million in retained earnings from net income during the nine months ended September 30, 2015, which was partially offset by $24.7 million of cash dividends. At September 30, 2015, the Common Equity Tier 1 capital ratio was 12.34%. The total capital to risk-weighted assets ratio was 14.05% and the Tier I capital to risk-weighted assets ratio was 12.95%. The Tier I leverage capital ratio was 11.76%.
As of September 30, 2015 and December 31, 2014, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be generally categorized as “well-capitalized”, the Bank must maintain minimum Common Equity Tier 1 capital, total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below.

	As of September 30, 2015 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Common Equity Tier 1 capital ratio	$819,545	12.34%	N/A	N/A
Total risk-based capital ratio	$933,161	14.05%	N/A	N/A
Tier 1 risk-based capital ratio	$860,404	12.95%	N/A	N/A
Tier 1 capital to total assets	$860,404	11.76%	N/A	N/A
BBCN Bank
Common Equity Tier 1 capital ratio	$851,160	12.83%	$431,371	6.50%	$419,789	6.33%
Total risk-based capital ratio	$923,917	13.92%	$663,647	10.00%	$260,270	3.92%
Tier 1 risk-based capital ratio	$851,160	12.83%	$530,918	8.00%	$320,242	4.83%
Tier I capital to total assets	$851,160	11.63%	$365,810	5.00%	$485,350	6.63%

	As of December 31, 2014 (Dollars in thousands)
	Actual		To Be Well-Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
BBCN Bancorp, Inc
Total risk-based capital ratio	$881,794	14.80%	N/A	N/A
Tier 1 risk-based capital ratio	$812,464	13.64%	N/A	N/A
Tier 1 capital to total assets	$812,464	11.62%	N/A	N/A
BBCN Bank
Total risk-based capital ratio	$869,343	14.61%	$595,126	10.00%	$274,217	4.61%
Tier 1 risk-based capital ratio	$800,013	13.44%	$357,076	6.00%	$442,937	7.44%
Tier I capital to total assets	$800,013	11.45%	$349,481	5.00%	$450,532	6.45%

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
At September 30, 2015, our total borrowing capacity from the FHLB was $2.28 billion, of which $1.75 billion was unused and available to borrow. At September 30, 2015, our total borrowing capacity from the FRB was $523.9 million, which was unused and available to borrow. In addition to these lines, our liquid assets, consisting of cash and cash equivalents, interest bearing cash deposits and time deposits with other banks, overnight federal funds sold to other banks, liquid investment securities available for sale, and loan repayments within 30 days, were $975.3 million at September 30, 2015, compared to $929.0 million at December 31, 2014. Cash and cash equivalents, including federal funds sold, were $278.4 million at September 30, 2015, compared to $462.2 million at December 31, 2014. We believe our liquidity sources are stable and adequate to meet our day-to-day cash flow requirements.

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
Interest Rate Risk
Interest rate risk is the most significant market risk impacting us. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volume. A key objective of asset and liability management is to manage interest rate risk associated with changing asset and liability cash flows and values of our assets and liabilities and market interest rate movements. The management of interest rate risk is governed by policies reviewed and approved annually by the Board of Directors. Our Board delegates responsibility for interest rate risk management to the Asset and Liability Committee of the Board (“ALCO”) and to the Asset and Liability Management Committee (“ALM”), which is composed of the Bank’s senior executives and other designated officers.
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
Interest Rate Sensitivity
We monitor interest rate risk through the use of a simulation model that provides us with the ability to simulate our net interest income. In order to measure, at September 30, 2015, the sensitivity of our forecasted net interest income to changing interest rates, both rising and falling interest rate scenarios were projected and compared to base market interest rate forecasts. One application of our simulation model measures the impact of market interest rate changes on the net present value of estimated cash flows from our assets and liabilities, defined as our market value of equity. This analysis assesses the changes in market values of interest rate sensitive financial instruments that would occur in response to immediate and parallel changes in market interest rates.
The impacts on our net interest income and market value of equity exposed to immediate and parallel hypothetical changes in market interest rates as projected by the model we use for this purpose are illustrated in the following table.

	September 30, 2015		December 31, 2014
Simulated	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility	Estimated Net Interest Income Sensitivity	Market Value Of Equity Volatility
Rate Changes
+ 200 basis points	4.78%	(4.86)%	5.74%	(2.77)%
+ 100 basis points	2.16%	(2.09)%	2.68%	(1.07)%
- 100 basis points	(0.06)%	1.00%	(1.02)%	0.06%
- 200 basis points	(0.83)%	(0.12)%	(1.39)%	(2.09)%

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, a material weakness in our internal control over financial reporting was identified and further described below. Because of the material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective.
An immaterial error in the classification of investments in certificates of deposits in the financial statements as of September 30, 2015 was identified by our independent registered public accountants that indicated a control deficiency existed in the Company’s internal control over financial reporting. Specifically management did not perform certain account level reviews of asset classifications to ensure that potential errors did not result in a material misstatement. The Company has concluded that the deficiency reasonably could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, the control deficiency results in a material weakness.
The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended December 31, 2014, 2013, and 2012.
The Company has already taken certain actions to remediate this material weakness. Among other things, the Company has:

•	re-designed controls and procedures around the review by management of asset classifications for investments in certificates of deposits; and

•	created new general ledger accounts and descriptions specifically for time deposits due from banks that have original maturities greater than ninety days.
The identified material weakness in internal control over financial reporting will not be considered fully addressed until the internal controls over this area has been in operation for a sufficient period of time for management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls and procedures in an effort to support making a final determination at the appropriate time in the future.
Except as otherwise described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a)           Additional Disclosures. None.

(b)           Stockholder Nominations. There have been no material changes in the procedures by which shareholders may recommend nominees to the Board of Directors during the three months ended September 30, 2015. Please see the discussion of these procedures in the most recent proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission.

Item 6.	Exhibits
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBCN BANCORP, INC.

Date:	November 9, 2015	/s/ Kevin S. Kim
Kevin S. Kim
Chairman, President and Chief Executive Officer

Date:	November 9, 2015	/s/ Douglas J. Goddard
Douglas J. Goddard
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________________________________

*	Filed herewith

**	Furnished herewith